Form 10-Q
period 1993-12-31
KLA INSTRUMENTS CORP
filed 1994-02-14
CIK 319201

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:     December 31, 1993

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to          COMMISSION FILE NUMBER 0-9992



                          KLA INSTRUMENTS CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             04-2564110
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


                                 160 Rio Robles
                              San Jose, California
                    (Address of principal executive offices)

                                     95134
                                   (Zip Code)

      Registrant's telephone number, including area code:  (408) 434-4200



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X       No_____

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, $0.001 par value
                          Common Stock Purchase Rights

        Common shares outstanding at December 31, 1993:    19,830,000

        This report, including all exhibits and attachments, contains 15 pages.

                                   KLA INSTRUMENTS CORPORATION

                                              INDEX

                                                                                            Page
PART I          FINANCIAL INFORMATION                                                     Number

Item 1          Financial Statements:
                     Condensed Consolidated Statement of Operations
                     Three Months Ended December 31, 1992 and 1993 . . . . . . . . . . . . . . 3
                     Six Months Ended December 31, 1992 and 1993 . . . . . . . . . . . . . . . 4

                     Condensed Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . . 5

                     Condensed Consolidated Statement of Cash Flows. . . . . . . . . . . . . . 6

                     Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . 7


Item 2          Management's Discussion and Analysis of Results of
                Operations and Financial Condition . . . . . . . . . . . . . . . . . . . . . 8-9




PART II         OTHER INFORMATION
Items 1-6. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14-15

                                          KLA INSTRUMENTS CORPORATION

                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                        THREE MONTHS ENDED DECEMBER 31
                                    (In thousands except per share amounts)
                                                  (Unaudited)




                                                                     1992                     1993

Net sales                                                        $   38,654               $   57,087
                                                                 ----------               ----------
Costs and expenses:
    Cost of sales                                                    25,054                   32,417
    Engineering, research and development                             4,178                    4,847
    Selling, general and administrative                               7,698                   11,310
    Restructuring recovery                                             (718)                       -
                                                                -----------               ----------
                                                                     36,212                   48,574
                                                                -----------               ----------
Income from operations                                                2,442                    8,513
Interest income and other, net                                          219                      376
Interest expense                                                       (838)                    (499)
                                                                -----------               ----------
Income before income taxes                                            1,823                    8,390
Provision for income taxes                                              454                    2,098
                                                                -----------               ----------
Net income                                                      $     1,369               $    6,292
                                                                ===========               ==========
Net income per share                                            $      0.07               $     0.30
Weighted average number of common and                           ===========               ==========
    dilutive common equivalent shares outstanding                    19,471                   20,909





See accompanying notes to condensed consolidated financial information.

                                          KLA INSTRUMENTS CORPORATION

                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                         SIX MONTHS ENDED DECEMBER 31
                                    (In thousands except per share amounts)
                                                 (Unaudited)


                                                                      1992                     1993
Net sales                                                          $ 77,113                 $108,991
                                                                   --------                 --------
Costs and expenses:
    Cost of sales                                                    50,535                   63,578
    Engineering, research and development                             8,193                    9,776
    Selling, general and administrative                              15,202                   21,243
    Restructuring recovery                                             (718)                       -
                                                                   --------                 --------
                                                                     73,212                   94,597
                                                                   --------                 --------
Income from operations                                                3,901                   14,394
Interest income and other, net                                          485                      549
Interest expense                                                     (1,801)                    (995)
                                                                   --------                 --------
Income before income taxes                                            2,585                   13,948
Provision for income taxes                                              645                    3,490
                                                                   --------                 --------
Net income                                                         $  1,940                 $ 10,458
                                                                   ========                 ========

Net income per share                                               $   0.10                 $   0.50
                                                                   ========                 ========
Weighted average number of common and
    dilutive common equivalent shares outstanding                    19,178                   20,854


See accompanying notes to condensed consolidated financial information.

                                           KLA INSTRUMENTS CORPORATION

                                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                 (In thousands)
                                                   (Unaudited)


                                                                         June 30,            December 31,
                                                                           1993                  1993
ASSETS
Current assets:
  Cash and cash equivalents                                              $  52,362             $  47,106
  Accounts receivable, net  of allowances of
           $1,469 and $1,770                                                48,077                61,147
  Inventories                                                               42,489                44,511
  Deferred income taxes                                                      3,917                 3,917
  Other current assets                                                       4,724                 6,146
                                                                         ---------             ---------
        Total current assets                                               151,569               162,827
                                                                         ---------             ---------

Land, property and equipment, net                                           39,384                37,226
Other assets                                                                 8,136                 6,901
                                                                         ---------             ---------
Total assets                                                             $ 199,089             $ 206,954
                                                                         =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current portion of long-term debt                  $   6,532             $   1,685
    Accounts payable                                                         8,953                 9,351
    Income taxes payable                                                     9,403                10,441
    Other current liabilities                                               33,070                30,861
                                                                         ---------             ---------
Total current liabilities                                                   57,958                52,338
                                                                         ---------             ---------
Deferred income taxes                                                        7,081                 7,081
Long-term debt                                                              20,000                20,000
Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $0.001 par value, 1,000 shares authorized,
     none outstanding                                                            _                     _
  Common shares, $0.001 par value, 75,000 shares authorized,
    19,503 and 19,830 shares issued and outstanding                             20                    20
  Capital in excess of par value                                            64,638                67,829
  Retained earnings                                                         50,087                60,545
  Treasury stock                                                              (581)                 (581)
  Cumulative translation adjustment                                           (114)                 (278)
                                                                         ---------            ----------
        Total stockholders' equity                                         114,050               127,535
                                                                         ---------            ----------
Total liabilities and stockholders' equity                               $ 199,089            $  206,954
                                                                         =========            ==========


See accompanying notes to condensed consolidated financial information.

                                         KLA INSTRUMENTS CORPORATION

                               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         SIX MONTHS ENDED DECEMBER 31
                                               (In thousands)
                                                 (Unaudited)

                                                                             1992                  1993
Cash flows from operating activities:
  Net income                                                             $   1,940           $    10,458
  Adjustments required to reconcile net income to cash                   ---------           -----------
  provided by (used for) operations:
    Depreciation and amortization                                            4,964                 4,904
    Investment write-downs                                                      94                     _
    Changes in assets and liabilities:
      Accounts receivable                                                  (12,811)              (13,122)
      Inventories                                                            4,235                (2,261)
      Other current assets                                                     257                (1,465)
      Accounts payable                                                       2,914                   421
      Income taxes payable and deferred income taxes                        (2,064)                1,042
      Other current liabilities                                             (2,907)               (1,815)
      Other assets                                                            (152)                 (191)
                                                                           -------               -------
                                                                            (5,470)              (12,487)
                                                                           -------               -------
Cash (used for) operating activities                                        (3,530)               (2,029)
                                                                           -------               -------
Cash flows from investing activities:
  Capital expenditures                                                      (1,135)               (1,411)
  Capitalization of software development costs                                (595)                 (248)
                                                                           -------               -------
Cash (used for) investing activities                                        (1,730)               (1,659)
                                                                           -------               -------
Cash flows from financing activities:
  Short-term borrowings and current portion of
  long-term debt, net                                                         (625)               (4,822)
  Sales of common stock                                                      1,484                 3,191
                                                                           -------               -------
Cash provided by (used for) financing activities                               859                (1,631)
                                                                           -------               -------

Effect of exchange rate changes on cash                                       (203)                   63
                                                                           -------               -------
Decrease in cash and cash equivalents                                       (4,604)               (5,256)
Cash and cash equivalents at beginning of period                            23,711                52,362
                                                                          --------             ---------
Cash and cash equivalents at end of period                               $  19,107             $  47,106
                                                                          --------             ---------
Supplemental disclosure to cash flow information

CASH PAID DURING THE PERIOD FOR:
  INTEREST                                                              $    1,713           $       790
  INCOME TAXES                                                               2,016                 2,012

See accompanying notes to condensed consolidated financial information.

                          KLA INSTRUMENTS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  (IN '000'S)
                                   UNAUDITED

1) This information is unaudited but, in the opinion of Registrant's management, all adjustments (consisting only of adjustments that are of a normal recurring nature) necessary for a fair statement of results have been included. The results for the quarter ended December 31, 1993, are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the Registrant's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended June 30, 1993.

2)      Details of certain balance components:

                                                                            June 30,           December 31,
                                                                              1993                 1993
                Inventories:
                  Systems raw materials                                   $   8.389             $   9,125
                  Customer service spares                                    13,530                11,779
                  Work-In-Process                                            10,004                 9,884
                  Demonstration Equipment                                    10,566                13,723
                                                                          ---------             ---------
                                                                          $  42,489             $  44,511
                                                                          =========             =========
                Other Current Liabilities:
                  Accrued compensation and benefits                       $  11,682             $  12,089
                  Accrued warranty and installation                          12,188                12,935
                  Unearned service contract revenue                           2,854                 2,671
                  Other                                                       6,346                 3,166
                                                                          ---------             ---------
                                                                          $  33,070             $  30,861
                                                                          =========             =========

3) In February 1994, the Company raised approximately $68 million in a public offering of 2,300,000 new shares of common stock.

                          KLA INSTRUMENTS CORPORATION


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


SECOND QUARTER AND SIX MONTHS OF FISCAL 1994 COMPARED WITH THE SECOND QUARTER AND SIX MONTHS OF FISCAL 1993


Net sales

Net sales increased 48% in the three-month and 41% in the six-month periods ended December 31, 1993, as compared to the prior fiscal year. The increases in both periods were primarily due to a substantial rise in unit shipments of KLA's 2100 series products in the wafer inspection business unit. The 2100 series continued to be favorably received by the marketplace in its new application as an in-line yield monitoring tool. Substantial sales increases were also recorded in both periods by the metrology and prober divisions. International sales were 66% for the three-month and 64% for the six-month periods ended December 31, 1993, compared to 58% and 59% in the comparable periods in the prior fiscal year. The rise in the international share was due to a recovery of the Japanese semiconductor equipment industry.


Gross margins

Gross margins were 43% for the three-month and 42% for the six-month periods ended December 31, 1993, compared to gross margins of 35% and 34% in the comparable periods in the prior fiscal year. The increase in both periods is due to manufacturing efficiencies in the wafer inspection business unit as volumes rose substantially and to a favorable mix effect as the 2100 series portion of total KLA revenues increased significantly.


Engineering, research and development

Engineering, research and development expenses were 8.5% of net sales in the three-month and 9.0% in the six-month periods ended December 31, 1993, compared to 10.8% and 10.6% in the comparable periods in the prior fiscal year.
Although the total gross engineering dollars expended were somewhat higher in both the three and six-month periods compared to the prior fiscal year, net engineering expense fell as a percentage of revenue since revenue rose in both periods.


Selling, general and administrative

Selling, general and administrative expenses were approximately 20% in the three-month and six-month periods ended December 31, 1993, essentially the same as the comparable periods in the prior fiscal year. S, G, & A spending kept pace with the revenue increase with some modest headcount additions and an increase in sales representative commission expenses reflecting a shift in the geographical mix of sales. There was also an increase in accruals for profit-sharing distributions as the Company's profitability increased.

                          KLA INSTRUMENTS CORPORATION


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION



Provision for income tax

The 25% effective tax rate for both the three and six-month periods ended December 31, 1992 and December 31, 1993 results from income in foreign jurisdictions having a lower than U.S. tax rate, and from the realization of net deferred tax assets previously reserved including tax credit carryforwards. Management believes that sufficient uncertainty continues to exist regarding the realization of the deferred tax assets such that a valuation allowance is still required.


Future operating results

The Company's future results will depend on its ability to continuously introduce new products and enhancements to its customers as demands for higher performance yield management and process control systems change or increase. Due to the risks inherent in transitioning to new products, the Company must accurately forecast demand in both volume and configuration and also manage the transition from older products. The Company's results could be affected by the ability of competitors to introduce new products which have technological and/or pricing advantages. The Company's results also will be affected by strategic decisions made by management regarding whether to continue particular product lines, and by volume, mix and timing of orders received during a period, fluctuations in foreign exchange rates, and changing conditions in both the semiconductor industry and key semiconductor markets around the world. As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.


Liquidity and capital resources

Total cash and cash equivalents decreased by $5 million to $47 million during the six-month period ended December 31, 1993. Cash used for operations was $2 million, as a $13 million increase in accounts receivable more than offset net income of $10 million. The rise in accounts receivable was due to a $9 million rise in quarterly revenues from the fourth fiscal quarter of 1993 to the second fiscal quarter of 1994. In addition, in August 1993 the Company repaid a $4 million mortgage on land adjacent to its main campus.

In February 1994, the Company raised approximately $68 million in a public offering of 2,300,000 new shares of common stock. This cash will be used for general corporate purposes. The Company believes that its current level of liquid assets, credit facilities and cash generated from operations are sufficient to fund growth for the foreseeable future.

                                   KLA INSTRUMENTS CORPORATION

                                            FORM 10-Q

                                   PART II:   OTHER INFORMATION





Item 1    -     Legal Proceedings                                               Page 11

Item 2    -     Changes in Securities                                           Not Applicable

Item 3    -     Defaults Upon Senior Securities                                 Not Applicable

Item 4    -     Submission of Matters to a Vote of Security Holders             Page 12

Item 5    -     Other Events                                                    Not Applicable

Item 6    -     Exhibits and Reports on Form 8-K                                Page 14 - 15

                                     ITEM 1

                               LEGAL PROCEEDINGS


In the Company's claim against Orbot, the case is now scheduled to go to trial in September 1994.

For further information on this litigation and on the Lemelson patent issue, please refer to the Company's 10-Q filing for the quarter ended September 30, 1993.

                                     ITEM 4

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


An annual meeting of the stockholders was held on November 17, 1993 at the Company's San Jose headquarters.

At that meeting, Mr. Kenneth Levy, Mr. Robert Lorenzini and Mr. Samuel Rubinovitz were re-elected directors of the Company. Mr. Leo Chamberlain, Mr. Dag Tellefsen, Mr. Yoshio Nishi, Mr. Robert Anderson, and Mr. Kenneth Schroeder continued in office as directors after the meeting.

At that meeting, four items were put to a vote of stockholders:

1.    Election of three directors.

2. Approval of an amendment to the 1981 Employee Stock Purchase Plan to allow directors of the Company who are also employees to participate in the Purchase Plan.

3. Approval of an amendment to the Purchase Plan to allow part-time employees of the Company to participate in the Purchase Plan.

4. Ratification of the appointment of Price Waterhouse as the independent accountants of the Company for the fiscal year ending June 30, 1994.

The voting results were:

Item                                  For           Against             Withheld      Abstain      No Vote
- ----                              ----------       --------             --------      -------      -------
1.  Directors
       Mr. Levy                   17,254,963              0              57,313
       Mr. Lorenzini              17,251,055              0              61,221
       Mr. Rubinovitz             17,252,963              0              59,313


2.                                17,015,180        162,207                            68,562       66,327


3.                                16,987,567        193,047                            65,333       66,327


4.                                17,249,957         18,992                            43,327


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          KLA INSTRUMENTS CORPORATION





February 14, 1994                          Kenneth Levy
- -----------------                          ----------------------
      [Date]                               Kenneth Levy
                                           Chairman of the Board



February 14, 1994                          Kenneth L. Schroeder
- -----------------                          ----------------------
      [Date]                               Kenneth L. Schroeder
                                           President




February 14, 1994                           Robert J. Boehlke
- -----------------                           ----------------------
      [Date]                                Robert J. Boehlke
                                            V.P. Finance and Administration
                                            Chief Financial Officer

                               INDEX TO EXHIBITS


  4.1 Rights Agreement dated as of March 15, 1989, between the Company and First National Bank of Boston, as Rights Agent. The Rights
           Agreement includes as Exhibit A, the form of Right Certificate, and as Exhibit B, the form of Summary of Rights to Purchase Common Stock(2)
10.15   Statement of Partnership to Triangle Partners dated April 12, 1983(14)
10.16   Lease Agreement and Addendum thereto dated January 10, 1983, between
           BBK Partnership and the Company(3)
10.18   Purchase and Sale Agreement dated January 10, 1983, between BBK
           Partnership, Triangle Partners and the Company(3)
10.23   Research and Development Agreement, Cross License and Technology
           Transfer Agreement and Agreement for Option to License and Purchase Resulting Technology, all dated February 21, 1985, by and between KLA Development No. 3, Ltd., and the Company(4)
10.24   Research and Development Agreement dated February 21, 1985, by and between KLA Development No. 3, Ltd., and the Company(4)
10.25   Agreement for Option to License and Purchase Resulting Technology dated
            February 21, 1985, by and between KLA Development No. 3, Ltd., and the Company(4)
10.33   (Research and Development) Agreement dated as of February 1, 1987, by and between IBM Corporation and the Company(5)
10.35   Research and Development Agreement, Cross License and Technology
           Transfer Agreement and Agreement for Option to License and Purchase Resulting Technology, all dated October 1, 1986, by and between KLA Development No. 4, Ltd., and the Company(5)
10.36   Agreement for Option to License and Purchase Resulting Technology dated
            October 1, 1986, by and between KLA Development No. 4, Ltd., and the Company(5)
10.43   Amendment to the Exclusive Marketing Agreement dated February 23, 1989, by and between Micrion Limited Partnership and the Company(6)
10.44   Bank Loan Guarantee dated June 29, 1989, by the Company in favor of The
            First National Bank of Boston for the Micrion Limited Partnership(6)
10.45   Distribution Agreement, Manufacturing License Agreement, and Technical
           Marketing Assistance Agreement, all dated July 1990, by and between Tokyo Electron Limited, a Japanese Corporation, and the Company(7)
10.46   Principle facility Purchase Agreement dated July 1990, including all exhibits and amendments; Lease Agreement, Termination of Lease, Lot line adjustment, rights of first refusal, Deeds of Trust(7)
10.47   Joint Venture Agreement between the Company and Nippon Mining Company,
            Limited, dated September 18, 1990(8)
10.48   Exercise of Option to Purchase Technology made effective as of
            September 30, 1989, by and between KLA Development No. 3, and the Company(8)
10.49   Exercise of Option to Purchase Technology made effective as of January
            1, 1990, by and between KLA Development No. 4, and the Company(8)
10.51   Guarantee Agreement between First National Bank of Boston and the
            Company, dated June 29, 1989(8)
10.52   Amendment to the Guarantee Agreement between First National Bank of
            Boston and the Company, dated April 19, 1991(8)
10.53   Secured Installment Note between Micrion and First National Bank of
            Boston, dated April 19, 1991(8)
10.54   Micrion Corporation Series E Preferred Stock Purchase Agreement, dated
            September 13, 1991(8)
10.55   Micrion Corporation Guaranty and Warrant Agreement,
            dated December 8, 1989(8)
10.57   Stock repurchase and option grant agreement between Bob Boehlke and the
            Company, dated April 22, 1991(8)
10.58   Purchase Agreement between the Company and Ono Sokki Co., Ltd., dated
            October 18, 1991 with certain portions for which confidential treatment has been requested, excised(9)
10.59   Credit Agreement between Bank of America NT & SA and the Company, dated
            November 15, 1991, as amended July 29, 1992(9)
10.60   Employment agreement between the Company and Kenneth L. Schroeder dated
            October 4, 1991(9)
10.61   Amendment of Credit Agreement between Bank of America NT & SA and the
            Company,  dated October 28, 1992(10)

10.62 Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated December 31, 1992(10)
10.63 Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated February 28, 1993(10)
10.64 Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated March 31, 1993(10)
10.65 Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated June 1, 1993(10)
10.66 1982 Stock Option Plan, as amended by the Board of Directors on July 20, 1990(11)
10.67   1990 Outside Directors Stock Option Plan(12)
10.68 1983 Employee Stock Purchase Plan, as amended by the Board of Directors on September 14, 1992(13)

- --------------------------------------------

1  Filed as the same exhibit number as set forth herein to Form S-8, File No.
   33-15784, effective August 2, 1987
2  Filed as exhibit number 1 to Form 8-A, filed effective March 23, 1989
3  Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1983
4  Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1985
5  Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1987
6  Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1989
7  Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1990
8  Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1991
9  Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1992
10 Filed as the same exhibit number as set forth herein to Registrant's Form
   10-K for the year ended June 30, 1993
11 Filed as exhibit 4.4 to Registrant's Form 10-K for the year ended June 30,
   1990
12 Filed as exhibit 4.6 to Registrant's Form 10-K for the year ended June 30,
   1991
13 Filed as exhibit 4.7 to Registrant's Form 10-K for the year ended June 30,
   1993
14 Filed as exhibit 4.3 to Registrant's Form 10-K for the year ended June 30,
   1983
