Form 10-Q
period 1994-03-31
KLA INSTRUMENTS CORP
filed 1994-05-13
CIK 319201

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 1994

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________ COMMISSION FILE NUMBER 0-9992



                          KLA INSTRUMENTS CORPORATION
           (Exact name of registrant as specified in its charter)

          DELAWARE                                                04-2564110
          --------                                                ----------
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

         ______________________________________________________________


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 -----        -----

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, $0.001 par value
                          Common Stock Purchase Rights

         Common shares outstanding at March 31, 1994:       22,624,000

         This report, including all exhibits and attachments, contains 12 pages.

                          KLA INSTRUMENTS CORPORATION

                                     INDEX

                                                                                              Page
PART I           FINANCIAL INFORMATION                                                       Number
- - ------           ---------------------                                                       ------
Item 1           Financial Statements:

                     Condensed Consolidated Statement of Operations
                     Three Months Ended March 31, 1993 and 1994   . . . . . . . . . . . . . .   3
                     Nine Months Ended March 31, 1993 and 1994  . . . . . . . . . . . . . . .   4

                     Condensed Consolidated Balance Sheet   . . . . . . . . . . . . . . . . .   5

                     Condensed Consolidated Statement of Cash Flows   . . . . . . . . . . . .   6

                     Notes to Condensed Consolidated Financial Statements   . . . . . . . . .   7


Item 2           Management's Discussion and Analysis of Results of
                 Operations and Financial Condition . . . . . . . . . . . . . . . . . . . .  8-10




PART II          OTHER INFORMATION
- - -------          -----------------

Items 1-6 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                          KLA INSTRUMENTS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                    (In thousands except per share amounts)
                                  (Unaudited)




                                                                  1993                  1994
                                                                  ----                  ----
Net sales                                                        $42,240               $62,665
                                                                 -------               -------

Costs and expenses:
    Cost of sales                                                 26,633                33,308
    Engineering, research and development                          4,390                 5,486
    Selling, general and administrative                            8,383                12,014
                                                                 -------               -------
                                                                  39,406                50,808
                                                                 -------               -------
Income from operations                                             2,834                11,857
Interest income and other, net                                       537                   642
Interest expense                                                    (767)                 (458)
                                                                 -------               -------
Income before income taxes                                         2,604                12,041
Provision for income taxes                                           653                 3,010
                                                                 -------               -------

Net income                                                       $ 1,951               $ 9,031
                                                                 =======               =======

Net income per share                                             $  0.10               $  0.40
                                                                 =======               =======
Weighted average number of common and
    dilutive common equivalent shares outstanding                 20,007                22,729





See accompanying notes to condensed consolidated financial information.

                          KLA INSTRUMENTS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          NINE MONTHS ENDED MARCH 31,
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                                    1993                      1994
                                                                    ----                      ----
Net sales                                                          $119,353                  $171,656
                                                                   --------                  --------

Costs and expenses:
    Cost of sales                                                    77,168                    96,886
    Engineering, research and development                            12,583                    15,262
    Selling, general and administrative                              23,585                    33,257
    Restructuring recovery                                             (718)                        -
                                                                   --------                  --------
                                                                    112,618                   145,405
                                                                   --------                  --------
Income from operations                                                6,735                    26,251
Interest income and other, net                                        1,022                     1,191
Interest expense                                                     (2,568)                   (1,453)
                                                                   --------                  --------
Income before income taxes                                            5,189                    25,989
Provision for income taxes                                            1,298                     6,500
                                                                   --------                  --------

Net income                                                         $  3,891                  $ 19,489
                                                                   ========                  ========

Net income per share                                               $   0.20                  $   0.91
                                                                   ========                  ========
Weighted average number of common and
    dilutive common equivalent shares outstanding                    19,454                    21,479




See accompanying notes to condensed consolidated financial information.

                          KLA INSTRUMENTS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                  (Unaudited)


                                                                       June 30,          March 31,
                                                                         1993              1994
                                                                       --------          ---------
ASSETS
Current assets:
  Cash and cash equivalents                                            $ 52,362          $113,924
  Accounts receivable, net  of allowances of
         $1,469 and $1,783                                               48,077            82,099
  Inventories                                                            42,489            49,577
  Deferred income taxes                                                   3,917             3,917
  Other current assets                                                    4,724             4,920
                                                                       --------          --------
         Total current assets                                           151,569           254,437
                                                                       --------          --------

Land, property and equipment, net                                        39,384            36,362
Other assets                                                              8,136             6,099
                                                                       --------          --------
Total assets                                                           $199,089          $296,898
                                                                       ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current portion of long-term debt                $  6,532          $  3,032
    Accounts payable                                                      8,953            10,533
    Income taxes payable                                                  9,403            12,759
    Other current liabilities                                            33,070            34,509
                                                                       --------          --------
Total current liabilities                                                57,958            60,833
                                                                       --------          --------

Deferred income taxes                                                     7,081             7,081
Long-term debt                                                           20,000            20,000
Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $0.001 par value, 1,000 shares authorized,
    none outstanding                                                         __                __
  Common shares, $0.001 par value, 75,000 shares authorized,
    19,503 and 22,624 shares issued and outstanding                          20                23
  Capital in excess of par value                                         64,638           140,023
  Retained earnings                                                      50,087            69,576
  Treasury stock                                                           (581)             (581)
  Cumulative translation adjustment                                        (114)              (57)
                                                                       --------          --------
         Total stockholders' equity                                     114,050           208,984
                                                                       --------          --------
Total liabilities and stockholders' equity                             $199,089          $296,898
                                                                       ========          ========

See accompanying notes to condensed consolidated financial information.

                          KLA INSTRUMENTS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          NINE MONTHS ENDED MARCH 31,
                                 (In thousands)
                                  (Unaudited)

                                                                         1993              1994
                                                                        ------            ------
Cash flows from operating activities:
  Net income                                                           $  3,891          $ 19,489
                                                                       --------          --------
  Adjustments required to reconcile net income to cash
  provided by (used for) operations:
    Depreciation and amortization                                         6,173             8,530
    Investment write-downs                                                   94                 -
    Changes in assets and liabilities:
      Accounts receivable, net                                           (4,314)          (34,022)
      Inventories, net                                                    4,974            (7,088)
      Other current assets                                                  932              (196)
      Accounts payable                                                    3,347             1,580
      Income taxes payable and deferred income taxes                     (2,953)            3,356
      Other current liabilities                                            (642)            1,439
      Other assets                                                         (348)             (174)
                                                                       --------          --------
                                                                          7,263           (26,575)
                                                                       --------          --------
Cash provided by (used for) operating activities                         11,154            (7,086)
                                                                       --------          --------
Cash flows from investing activities:
  Capital expenditures                                                   (1,932)           (3,297)
  Capitalization of software development costs                             (899)                -
                                                                       --------          --------
Cash (used for) investing activities                                     (2,831)           (3,297)
                                                                       --------          --------

Cash flows from financing activities:
  Short-term borrowings and current portion of
  long-term debt, net                                                    (2,812)           (3,500)
  Sales of common stock                                                   3,050            75,388
                                                                       --------          --------
Cash provided by financing activities                                       238            71,888
                                                                       --------          --------

Effect of exchange rate changes on cash                                    (725)               57
                                                                       --------          --------

Increase in cash and cash equivalents                                     7,836            61,562
Cash and cash equivalents at beginning of period                         23,711            52,362
                                                                       --------          --------
Cash and cash equivalents at end of period                             $ 31,547          $113,924
                                                                       --------          --------

Supplemental disclosure to cash flow information

CASH PAID DURING THE PERIOD FOR:
  INTEREST                                                             $  2,453          $  1,096
  INCOME TAXES                                                            2,333             2,802

See accompanying notes to condensed consolidated financial information.

                          KLA INSTRUMENTS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  (IN '000'S)
                                   UNAUDITED

1) This information is unaudited but, in the opinion of Registrant's management, all adjustments (consisting only of adjustments that are of a normal recurring nature) necessary for a fair statement of results have been included. The results for the quarter ended
         March 31, 1994, are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the Registrant's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended June 30, 1993.

2)       Details of certain balance sheet components:

                                                                      June 30,           March 31,
                                                                        1993               1994
                                                                      --------           ---------
                 Inventories:
                 -----------
                   Systems raw materials                             $ 8,389             $13,113
                   Customer service spares                            13,530              11,862
                   Work-In-Process                                    10,004              11,252
                   Demonstration Equipment                            10,566              13,350
                                                                     -------             -------
                                                                     $42,489             $49,577
                                                                     =======             =======

                 Other Current Liabilities:
                 -------------------------
                   Accrued compensation and benefits                 $11,682             $15,195
                   Accrued warranty and installation                  12,188              13,556
                   Unearned service contract revenue                   2,854               2,404
                   Other                                               6,346               3,354
                                                                     -------             -------
                                                                     $33,070             $34,509
                                                                     =======             =======

3) In February 1994, KLA Instruments Corporation ("the Company") raised approximately $68.8 million, net of offering costs, in a public offering of 2,300,000 new shares of common stock.

                          KLA INSTRUMENTS CORPORATION


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Third Quarter and Nine Months of Fiscal 1994 Compared with Third Quarter and Nine Months of Fiscal 1993


Net Sales

Net sales increased $20.4 million or 48.4% and $52.3 million or 43.8%, respectively, for the three and nine month periods ended March 31, 1994 as compared to the prior fiscal year. The largest increase in sales was in the WISARD business unit. The RAPID business unit, the Metrology division and the ATS division also contributed to the rise in sales. The WISARD business unit achieved record shipments of the KLA 2100 series of yield monitoring systems. This success was primarily attributable to the on-going market adoption of the KLA 2100 series as an in-line monitoring system and secondarily to industry additions to manufacturing capacity in the U.S. and Asia Pacific. A shift in product mix from the KLA 200 series to the new generation KLA 300 series was the primary contributor to the increases experienced by the RAPID business unit. The Metrology division and the ATS division increases were due to higher unit volume.

Gross Margin

Gross margins were 46.8 % for the three-month and 43.6% for the nine-month periods ended March 31, 1994, compared to gross margins of 36.9% and 35.3% in the comparable periods for the prior fiscal year. The increase in both periods is due primarily to manufacturing efficiencies in the WISARD business unit as volumes rose substantially and also to a favorable mix effect as the KLA 2100 series portion of total KLA revenues increased. Gross margins were also favorably impacted by cost controls and efficiencies in the Field Service division.

                          KLA INSTRUMENTS CORPORATION


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION



Engineering Research and Development

Engineering research and development expenses were 8.8% of net sales in the three month period and 8.9% in the nine month period ended March 31, 1994, compared to 10.4% and 10.5% in the comparable periods in the prior fiscal year. Net engineering expenditures rose $1.1 million and $2.7 million during the three and nine month periods of fiscal 1994 compared to the prior fiscal year. The absolute dollar increase was primarily due to funding of incremental engineering programs in the Company's expanding WISARD business unit.

Selling General and Administrative

Selling general and administrative expenses decreased 0.6% to 19.2% and 0.4% to 19.4%, respectively, for the three and nine month periods ended March 31, 1994 as compared to the prior fiscal year. Headcount-related overhead expenses increased in total, but at a lower rate of increase than revenues. However, commission expenses for outside sales representatives increased faster than revenues, reflecting the increased share of Japanese and Asia Pacific business. In addition, profit sharing expense grew substantially faster than revenues due to the sharp upturn in the Company's profitability.


Provision for Income Tax

The 25% effective tax rate for both the three and nine-month periods ended March 31, 1993 and March 31, 1994 results from income in foreign jurisdictions having a lower than U.S. tax rate, and from the realization of net deferred tax assets previously reserved including tax credit carryforwards. Management believes that sufficient uncertainty continues to exist regarding the realization of the remaining deferred tax assets such that a full valuation allowance is still required.


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

                          KLA INSTRUMENTS CORPORATION


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION




Liquidity and Capital Resources

Total cash and cash equivalents increased by $61.6 million during the nine month fiscal period ended March 31, 1994. Cash used for operations was $7.1 million. The major factors contributing to the use of cash for operations was an increase in accounts receivable and inventories, respectively, of $34.0 million and $7.1 million offset by net income of $19.5 million and non-cash adjustments, for depreciation and amortization, of $8.5 million. The accounts receivable increase is attributable to (a) the increase in revenue, (b) non-linear delays in the manufacturing ramp-up of the KLA 2131 product entry during the third fiscal quarter of 1994 and (c) the comparison to a strong collection effort at the end of fiscal 1993. Higher production levels contributed to the increase in inventories. In February 1994, the Company raised approximately $68.8 million in a public offering of 2,300,000 new shares of common stock. Stock option exercises contributed $5.6 million to cash. The Company believes that its current level of liquid assets, credit facilities and cash generated from operations are sufficient to fund growth for the foreseeable future.

                         KLA INSTRUMENTS CORPORATION

                                   FORM 10-Q

                          PART II:   OTHER INFORMATION





Item 1     -     Legal Proceedings                                               Not Applicable

Item 2     -     Changes in Securities                                           Not Applicable

Item 3     -     Defaults Upon Senior Securities                                 Not Applicable

Item 4     -     Submission of Matters to a Vote of Security Holders             Not Applicable

Item 5     -     Other Events                                                    Not Applicable

Item 6     -     Exhibits and Reports on Form 8-K                                Not Applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        KLA INSTRUMENTS CORPORATION





May 13, 1994                                   Kenneth Levy
- - -------------------                            -----------------------
     [Date]                                    Kenneth Levy
                                               Chairman of the Board



May 13, 1994                                   Kenneth L. Schroeder
- - -------------------                            -----------------------
      [Date]                                   Kenneth L. Schroeder
                                               President




May 13, 1994                                   Robert J. Boehlke
- - -------------------                            -----------------------
      [Date]                                   Robert J. Boehlke
                                               V.P. Finance and Administration
                                               Chief Financial Officer