Form 10-K
period 1994-06-30
KLA INSTRUMENTS CORP
filed 1994-09-28
CIK 319201

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      FOR THE FISCAL YEAR ENDED JUNE 30, 1994
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM___TO ___ COMMISSION FILE NO. 0-9992

                          KLA INSTRUMENTS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                                       04-2564110
             (STATE OR OTHER JURISDICTION OF                        (I.R.S.  EMPLOYER
              INCORPORATION OR ORGANIZATION)                       IDENTIFICATION  NO.)

                      160 RIO ROBLES                                        95134
                   SAN JOSE, CALIFORNIA                                  (ZIP CODE)
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 434-4200

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
     --------------------          -----------------------------------------
             NONE                                  NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $0.001 PAR VALUE
                          COMMON STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes __X__  No _____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation    S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
         incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [    ]


The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of the registrant's stock, as of August 31, 1994, was $994,164,000. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The registrant had 22,974,230 shares of Common Stock outstanding as of August 31, 1994.

DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1994 ("1994 Annual Report to Stockholders" ), are incorporated by reference into Parts I, II and IV of this Report.

   Portions of the Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement" ) to be held on November 16, 1994, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended June 30, 1994, are incorporated by reference into Part III of this Report.


PART I

Item 1.    DESCRIPTION OF BUSINESS

THE COMPANY AND ITS PRODUCTS

   The Company was incorporated under the laws of the State of Delaware in July 1975. The Company's headquarters are located at 160 Rio Robles, San Jose, California, 95134, telephone (408) 434-4200. Unless the text requires otherwise, the "Company" or "KLA" refers to KLA Instruments Corporation and its subsidiaries.

   KLA is the leader in design, manufacture, marketing and service of yield management and process monitoring systems for the semiconductor industry. KLA believes that it is the world's largest supplier to the wafer, reticle and metrology inspection equipment markets. The Company sells to virtually all of the world's semiconductor manufacturers and has achieved very high market shares in its principal businesses. KLA's systems are used to analyze product and process quality at critical steps in the manufacture of integrated circuits, providing feedback so that fabrication problems can be identified, addressed and contained. This understanding of defect sources and how to contain them enables semiconductor manufacturers to increase yields. Quickly attaining and then maintaining high yields is one of the most important determinants of profitability in the semiconductor industry. The Company believes that its customers typically experience rapid paybacks on their investments in the Company's systems.

   The growing complexity of semiconductor devices, including shrinking feature dimensions, has substantially increased the cost to manufacture semiconductors, making yield loss more expensive. This trend has increased semiconductor manufacturers' demand for systems which permit the detection and containment of process problems. The sensitivity of fabrication yields to defect densities increases as devices become more complex. Further, the escalating capital investments necessary for the construction of semiconductor fabrication facilities heighten manufacturers' need for yield enhancing systems which can leverage their returns on these investments.




   Several years ago, the Company recognized the industry's need for in-line monitoring to provide real-time process management capability. In response, the Company devoted substantial resources to developing systems with the throughput, reliability and associated data analysis capabilities for in-process inspection. During the past several years, customers' use of the Company's wafer inspection systems began evolving from single system, off-line engineering analysis applications to multiple systems monitoring critical steps directly on advanced fabrication lines. Positive customer evaluation of the Company's in-line production monitoring systems led to record order levels for the Company's 1993 and 1994 fiscal years . The Company believes that the potential market for in-line monitoring systems is several times larger than its traditional market for engineering analysis systems.

YIELD MANAGEMENT

   Maximizing yields, or the number of good die per wafer, is a key goal of modern semiconductor manufacturing. Higher yields increase the revenue a manufacturer can obtain for each semiconductor wafer processed. As line width geometries decrease, yields become more sensitive to the size and density of defects. Semiconductor manufacturers use yield management and process monitoring systems to improve yields by identifying defects, by analyzing them to determine process problems, and, after corrective action has been taken, by monitoring subsequent results to ensure that the problem has been contained. Monitoring and analysis may take place at many points in the fabrication process as wafers move through a production cycle consisting of hundreds of separate process steps.

   Semiconductor factories are increasingly expensive to build and equip. Yield management and process monitoring systems, which typically represent a fraction of the total investment required to build and equip a fabrication facility, enable integrated circuit manufacturers to leverage these expensive facilities and improve their returns on investment.

   The most significant opportunities for yield improvement generally occur when production is started at new factories and when new products are first built. Equipment that helps a manufacturer to increase yields quickly when products are new enables the manufacturer to offer products in volume at the time when they are likely to generate the greatest profits.

   The following are some of the methods used to manage yield; they all require the capture and analysis of data gathered through many measurements:

o Engineering analysis is performed off the manufacturing line to identify and analyze defect sources. Engineering analysis equipment operates with very high sensitivity to enable comprehensive analysis of wafers. Because they operate off-line, engineering analysis systems do not require high speeds of operation.

o In-line monitoring is used to review the status of circuits during production steps. Information generated is used to determine whether the fabrication process steps are within required tolerances and to make any necessary process adjustments in real-time before wafer lots move to subsequent process stations. Because the information is needed quickly to be of greatest value, in-line monitoring requires both high throughput and high sensitivity.

o Pass/fail tests are used at several steps in the manufacturing process to evaluate products. For example, a pass/fail test is used to determine whether reticles used in photolithography are defect-free; electrical pass/fail testing is performed at the end of the manufacturing process to determine whether products meet performance specifications.

KLA STRATEGY

   KLA is the premier supplier of yield management and process monitoring systems to the semiconductor manufacturing industry. Key elements of KLA's strategy are as follows:

o Leadership in Yield Management. The Company believes that yield management requires both the ability to identify defects and the ability to use defect data: (i) to recognize patterns which reveal process problems; and (ii) to resolve and contain process flaws which are causing reduced yields. The Company has developed yield management solutions that consist of sophisticated defect detection sensors located at key steps in the production process, as well as analysis stations with relational database software that enable isolation of defect sources, identification of problem causes and implementation of corrective action.

     The Company believes that its world-wide organization of more than 50 applications engineers provides an important competitive advantage. These applications engineers serve as yield management consultants to the Company's customers, assisting in applying KLA's systems to accelerate yield improvement and achieve real-time process control.

o Development of In-Line Monitoring Market. KLA has introduced a family of wafer inspection systems with the wafer throughput and sensitivity necessary for in-line monitoring. Prior to the introduction of KLA's 2100 series, no suppliers' products were capable of both the speed and the sensitivity needed for in-line inspection for all defect types at critical process steps. In-line inspection is a critical yield enhancement and cost reduction technique because it allows defect detection in real-time rather than waiting until after final test results become available to discover problems that have a significant yield impact. As a result of these advantages, the Company believes that its customers will install multiple systems directly monitoring critical steps in the integrated circuit manufacturing process.

o Technology Leadership. The Company believes that it is the technological leader in integrated circuit yield management and process control monitoring. To maintain its leadership position, KLA is committed to state-of-the-art multidisciplinary technologies. See "-Technology" on page 8.


   The Company's long range objective is to develop an integrated yield management network which spans the semiconductor fabrication process.

YIELD MANAGEMENT AND PROCESS MONITORING SYSTEMS

   KLA's systems are developed to work together to offer its customers not just tools, but integrated yield management solutions. KLA offers inspection systems for key steps in the semiconductor manufacturing process and analysis systems comprised of database management hardware and software to translate raw inspection data into patterns which reveal process problems. The Company's wafer inspection and metrology systems are used for engineering analysis and in-line monitoring, and its reticle inspection systems and wafer probers are used for pass/fail tests.

   WISARD - Wafer Inspection Systems. KLA's WISARD business unit created the market for automated inspection of semiconductor wafers with the introduction of the KLA 2000 series over nine years ago. KLA continues to have a predominant market share with its current generation of wafer inspection systems, the 2100 series.

   KLA's 2100 series, combined with a dedicated defect data gathering and analysis workstation, the KLA 2551, and an off-line Review Station, the KLA 2608, provide semiconductor manufacturers with a yield management system sensitive enough for engineering analysis and fast enough for in-line monitoring of the semiconductor manufacturing process. The 2100 series of inspection systems offers an increase in inspection speed of up to 2,000 times over that of KLA's original wafer inspection system. This marked increase in speed and sensitivity allows customers to obtain very prompt feedback on process status by placing wafer inspection systems on the production line.

   The selection of the technology architecture for the 2100 series was made to allow the base unit to support a family of products capable of performance enhancements through upgrades of various subsystems. The first model, the KLA 2110, was introduced in 1991 with sufficient speed and sensitivity to enable in-line inspection of repeating arrays typical in memory devices. One year later, in 1992, KLA introduced a new repeating array model, the KLA 2111, which operates at up to five times the speed of the KLA 2110 and has improved sensitivity.

   Shortly thereafter in 1992, KLA introduced the KLA 2130 which is capable of "all pattern" inspection required for microprocessors and other logic devices as well as both the logic and repeating array portions of memory devices. In late 1993, KLA introduced the new 2131 model for all pattern inspection which operates at up to twice the speed of the KLA 2130 and with higher sensitivity. The Company believes that there are further opportunities to expand the 2100 series family of systems and has several new models under development.

   To manage defect data, KLA offers the KLA 2551 Analysis Station, a multi-user work station using a relational database for storing defect coordinates and digitized images. Defect analysis and image review operates through a WindowsTM -based interface. The KLA 2551 incorporates an open architecture which consolidates data from inspection systems, review stations, wafer sort electrical testers, host computers, and scanning electron microscopes (SEMs). The data analysis software provides statistical process control reports, defect source analysis, and automated correlation of in-line process defects to bit failures. The graphical software combines both data and image to produce wafer maps, trend charts, and video review. When coupled with an optional remote terminal, the KLA 2551 permits process engineers in remote locations to link to the database of defect records and images to perform further analyses or compare data from different wafer fabrication facilities.

   The KLA 2608 Review Station provides a platform for reviewing and classifying defects detected on KLA and non-KLA wafer inspection systems. An operator may append classification codes to the defect record, a record which also includes wafer number, die coordinates, defect location, and defect size.

The average selling prices of KLA's 2100 series of wafer inspection systems range from approximately $1 million to approximately $2 million.

RAPID - Reticle Inspection Systems. RAPID, KLA's first business unit, created the market for automated inspection of reticles and photomasks for the semiconductor manufacturing industry over 16 years ago, and continues to have a predominant market share. KLA has delivered over 700 reticle and photomask inspection systems worldwide.

   During photolithography, a stepper projects a circuit pattern from a reticle onto a wafer. Error-free reticles are the first step in ensuring high yields in the manufacturing process because defects in reticles can translate into millions of ruined die.

   In 1992, KLA introduced its new generation of reticle inspection systems, the 300 series. The KLA 301 Reticle Inspection System and the KLA 30 Reference Data Computer together form the KLA 331 Inspection System which represents a major advance in speed, sensitivity and flexibility. The KLA 331 offers the highest inspection sensitivity available in the market place, which the Company believes is vital to meet reticle inspection requirements for today's more complex microprocessors and larger DRAMs.

   During fiscal 1993 and 1994, delays in completing all features of the KLA 331 systems caused a decline in RAPID's business as many customers waited for the new model. Certain ease-of-use and performance enhancements to the KLA 331 which are yet to be completed will be required before some customers will order systems.

   The average selling prices of KLA's 331 inspection systems range from approximately $1.7 million to approximately $2.6 million.

   Metrology - Overlay and Critical Dimension Measurement Systems. Lithography for sub-micron semiconductor fabrication requires increasingly stringent overlay and critical dimension tolerances. In particular, decreasing line widths, larger die sizes, and additional layers have made overlay mis-registration errors a crucial cause of yield loss. To address these challenges, KLA offers the KLA 5000 series metrology systems: the 5100 for overlay; and the 5015 for both overlay and critical dimension measurement. KLA estimates that during its fiscal 1993 and 1994, it had the leading share in the worldwide market for overlay registration systems.

   The KLA 5000 series uses a patented coherence probe microscopy technology which permits fast autofocus and precision critical dimension measurements. Applying its expertise in digital image processing, KLA has developed sophisticated measurement algorithms that are tolerant of process variations. With coherence probe microscopy, the system scans the image-forming coherence region through the wafer plane, only gathering information from in-focus surfaces. As a result, measurements are more tolerant of process and substrate reflectivity variations than those from ordinary optical systems.

   The precision measurements from the KLA 5000 series identify the magnitude and direction of overlay mis-registration errors arising from the stepping process and from optical distortion inherent in the stepper lens. Based upon these measurements, users can fine-tune the stepper program to compensate for these errors, and improve process yield.

   The average selling prices of KLA's metrology systems for the semiconductor industry range from approximately $300,000 to approximately $550,000.

   The disk drive manufacturing industry is an emerging market for KLA's metrology systems. Disk drive manufacturers use a semiconductor photolithography process to produce thin film heads. The Company's coherence probe technology is particularly well-suited to handle the complex topography characteristics encountered in the thin film head process. The Company believes that its solution to these requirements has allowed it to achieve the major share of the thin film head metrology market.

   Wafer Probing Systems. The ATS division sells and services a family of automated wafer probers and network controllers which position individual semiconductor devices still in wafer form under electrical test probes. The probers work in conjunction with electronic parametric and functional testers to perform fully automated tests of the performance of completed die before the wafers are diced and packaged. The electrical test procedure also identifies failed die, classifies die by performance and generates a database of test results for use in process control.

   KLA develops, manufactures and markets these products in cooperation with Tokyo Electron, Limited ("TEL"), the leading distributor of semiconductor equipment in Japan. KLA develops and manufactures the prober's image processing electronics and optical subsystems. TEL manufactures the prober's mechanical chassis and incorporates the KLA electronics and subsystems. The ATS division sells the integrated prober systems in the United States and Europe with its own control software and custom interfaces. TEL sells and services the integrated prober systems in Japan and the rest of Asia.

   The WATCHER business unit develops the image processing subsystems used in ATS' and TEL's wafer prober systems. This image processing computer performs a number of steps: (i) optical character recognition (OCR) to identify the wafer;
(ii) precise wafer alignment and positioning to the probe head; and (iii) probe process inspection to monitor prober performance.

   The average selling prices of KLA's basic wafer prober systems range from approximately $150,000 to approximately $350,000.

   PRISM-Software Productivity and Analysis Systems. The PRISM division was formed in June 1994 to enter the software market with a family of standard software packages for the global semiconductor industry. PRISM, which stands for PRocess Information SysteMs, has adopted a charter to offer software products that enhance yield and maximize factory productivity.

   PRISM's first products to market are a set of probe floor networking products that provide an open architecture for prober and tester automation. These were originally developed within the ATS division as an enhancement to ATS prober systems. Within PRISM they have been integrated into an architecture called CIMA, or Control and Information Management

Architecture, and are being marketed as an open architecture probe floor product suite that will integrate with most any prober and tester regardless of manufacturer.

   SEMSpec-Scanning Electron Microscope Inspection Systems. As feature sizes of semiconductor circuits continue to decrease for leading edge semiconductor products, the Company believes that conventional optical technologies ultimately will begin to reach physical limits imposed by the wavelength of light and fail to provide the necessary inspection resolution. Working closely with those customers with the most advanced inspection requirements, KLA has developed the world's only fully automatic electron beam inspection systems. These systems, comprised of the world's fastest scanning electron-optical column and a high speed image computer, are used for reticle and wafer inspection. The development of these systems was funded in part by customer-sponsored research and development programs. KLA has sold four of these systems to customers. KLA expects the market for these inspection systems to emerge slowly.

   KLA Acrotec Ltd. The Company has an 8% equity investment in KLA Acrotec, a Japanese company that develops optical systems that inspect flat panel displays utilizing technology developed by the Company. The Company has a research and development agreement with KLA Acrotec to provide research, development and engineering, on a best efforts cost reimbursement basis. The Company believes that KLA Acrotec is the leading supplier of flat screen inspection systems.


CUSTOMERS AND APPLICATIONS


   The Company believes that it is one of the few suppliers which sells its systems to virtually all of the world's semiconductor manufacturers. In fiscal 1992 and 1994, no single customer accounted for more than 10% of the Company's revenues. During fiscal 1993, Motorola accounted for approximately 11% of the Company's revenues.

SALES, SERVICE AND MARKETING

   The Company sells products through a combination of direct sales and distribution channels. The Company believes that the size and location of its field sales, service and applications engineering organization represents a significant competitive advantage in its served markets. In the United States and Europe, the Company has a direct sales force located in major geographical markets. Sales, service and applications facilities throughout the world employ over 400 sales, service and applications engineers.

   In Japan, the Company sells systems for the semiconductor market through TEL. TEL has been the Company's distributor to the Japanese semiconductor market since 1978. The sales effort in Japan is supported by KLA Japan, which provides marketing, applications support, technical support and service to Japanese customers. Over the last two years, the Company significantly increased its customer service organization in Japan in order to assume service and support responsibilities from TEL. KLA Japan has over 100 local employees and occupies facilities at Tachikawa, Osaka and Fukuoka.

   In Singapore and Taiwan, the Company sells its systems through local sales representatives. In Korea, the Company will convert, in October 1994, from a local sales representative to a direct sales force.

   KLA maintains an export compliance program that fully meets the requirements of the U.S. Department of Commerce. KLA has never been denied approval to ship against a purchase order.

   For information regarding the Company's revenues from foreign operations for the Company's last three fiscal years, see Note 3 on page 20 of the 1994 Annual Report to Stockholders, incorporated herein by reference.

TECHNOLOGY

   KLA's inspection and metrology systems precisely capture trillions of features on wafers and reticles that are as small as 10 millionths of an inch on a side and analyze each of these features for possible defects through the use of the following technologies:

   Image Acquisition. KLA's systems acquire images of sub-micron features on wafers and reticles. The quality and brightness of the images greatly influence the speed and sensitivity of the final inspection system. KLA has developed a wide range of optical imaging systems, such as laser scanners, interference microscope systems, and conventional white light and deep UV optical systems. To satisfy the future sensitivity requirements of advanced lithography, KLA has already developed an electron beam system which incorporates the world's fastest scanning electron-optical column.

   Image Conversion. The Company's equipment converts the photon or electron image to an electronic digital format. KLA has pioneered the use of time-delay-integration sensors that convert as many as 100 million pixels (picture elements) to 256-level gray scale images each second. KLA also utilizes other image conversion technologies such as avalanche diode detectors, photo multiplier systems, and fixed frame pickups.

   Precision Mechanics. In the most common configuration of an inspection system, the reticle or the wafer is moved at a constant speed through the field of the imaging system. Since areas of interest are as small as 5 millionths of an inch, and vibrations in the scanning system of one-tenth of the area of interest can degrade system performance, the mechanical stage must be extremely smooth and precise. To address these requirements, KLA has eight years experience in the design and manufacture of air-bearing linear drive stages.

   Proprietary Algorithms. To perform the inspection or measurement task, the Company's equipment examines the properties of the digitized images using a set of logical steps (algorithms) which measure the desired image property. KLA's engineers develop sets of algorithms that are specifically tailored to obtain optimum performance for its wafer, reticle and metrology systems. These algorithms are largely responsible for the state-of-the-art performance of KLA's systems.

   Image Computers. The combination of proprietary algorithms and special purpose computers allows KLA's equipment to have a high performance to cost ratio. While general purpose computers are capable of executing KLA's algorithms, very few computer architectures can sustain the computing speed that is required in KLA's systems (as high as 72,000 MIPS). To address this requirement, KLA develops and builds special purpose image computers designed to execute its algorithms.

   Database Analysis. Many of the inspections that KLA reticle inspection systems perform require a digital image representation of the ideal pattern obtained from the data used to manufacture the reticle. This capability allows inspection systems to compare the actual circuit with its design specifications. KLA has been developing database systems for over 14 years to satisfy this objective. Its present generation of special purpose database computers is capable of generating simulated images at the same high speeds at which KLA's image conversion systems generate the digital image from the actual reticle.

   Statistical Process Control. Integrated circuit yield management and process monitoring systems generate hundreds of thousands of data items each day. To enhance the utility of these data, KLA has a team of software engineers who build systems containing statistical process control software to simplify data and present these data in a useful manner. KLA is continuing to work on new software to enhance its statistical process control systems.

RESEARCH AND DEVELOPMENT

   The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation. The Company believes that continued and timely development of new products and enhancements to existing products are necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to research and development programs and seeks to maintain close relationships with customers to remain responsive to their needs.

   In order to meet continuing developments in the semiconductor industry and to broaden the applications for its image processing technology, the Company is committed to significant engineering efforts for product improvement and new product development. Approximately 18% of the Company's workforce is engaged in engineering, research and development. For information regarding the Company's research and development expense during the last three fiscal years, see page 18 and 21 of the 1994 Annual Report to Stockholders herein incorporated by reference.

   KLA typically receives some external funding from customers, from industry groups, and from government sources to augment its engineering, research and development efforts. In addition, KLA capitalizes some software development costs. Although the timing and the level of these external funds cannot be predicted, the level of such funding and capitalization has been approximately 4%, 4% and 2% of sales for fiscal 1992, 1993 and 1994, respectively. The Company reports engineering, research and development expense net of this funding and capitalization. Thus, recorded amounts for engineering, research and development expense were 17%, 10% and 9% of sales in fiscal 1992, 1993 and 1994, respectively.


MANUFACTURING

   The Company's principal manufacturing activities take place in San Jose, California; Bevaix, Switzerland; and Migdal Ha'Emek, Israel; and consist primarily of assembling and testing components and subassemblies which are acquired from third party vendors and then integrated into the Company's finished products. Subsequent to June 30, 1994, the Company began planning the construction of one or two additional buildings on undeveloped land at its San Jose campus facility. The Company is also cross-training personnel, so that it can respond to changes in product mix by reallocating personnel in addition to hiring.

   The Company has been working with key vendors to improve inventory management. Volume purchase agreements and just-in-time delivery schedules have reduced both inventory levels and costs. The Company's manufacturing engineers, in conjunction with key vendors, are improving the manufacturability and reliability of the new wafer and reticle inspection systems.

   Many of the components and subassemblies are standard products, although certain items are made to Company specifications. Certain of the components and subassemblies included in the Company's systems are obtained from a single source or a limited group of suppliers. Those parts subject to single or limited source supply are routinely monitored by management and the Company endeavors to ensure that adequate supplies are available to maintain manufacturing schedules, should supply for any part be interrupted. Although the Company seeks to reduce its dependence on sole and limited source suppliers, in some cases the partial or complete loss of certain of these sources could have at least a temporary adverse effect on the Company's results of operations and damage customer relationships.

COMPETITION

   The market for yield management and process control systems is highly competitive. In each of the markets it serves, the Company faces competition from established and potential competitors, some of which may have greater financial, engineering, manufacturing and marketing resources than the Company. Significant competitive factors in the market for yield management and process control systems include system performance, ease of use, reliability, installed base and technical service and support.

   The Company believes that, while price and delivery are important competitive factors, the customers' overriding requirement is for systems which easily and effectively incorporate automated, highly accurate inspection capabilities into their existing manufacturing processes, thereby enhancing productivity. The Company's yield management and process control systems for the semiconductor industry are generally higher priced than those of its present competitors and are intended to compete based upon performance and technical capabilities. These systems also compete with less expensive, more labor-intensive manual inspection devices.

   The Company's wafer and reticle inspection systems have a predominant share of their markets. The Company is the leading provider of overlay registration systems. The Company believes it is the second largest supplier of wafer prober systems in the U.S. and Europe.

   Many of the Company's competitors are investing in the development of new products aimed at applications currently served by the Company. The Company's competitors in each product area can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures often necessitate price reductions which can adversely affect operating results. Although the Company believes that it has certain technical and other advantages over its competitors, maintaining such advantages will require a continued high level of investment by the Company in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be able to make the technological advances necessary to maintain these competitive advantages.

   The yield management and process control industry is characterized by rapidly changing technology and a high rate of technological obsolescence. Development of new technologies that have price/performance characteristics superior to the Company's technologies could adversely affect the Company's results of operations. In order to remain competitive, the Company believes that it will be necessary to expend substantial effort on continuing product improvement and new product development. There can be no assurance that the Company will be able to develop and market new products successfully or that the products introduced by others will not render the Company's products or technologies non-competitive or obsolete.

PATENTS AND OTHER PROPRIETARY RIGHTS

   The Company believes that, due to the rapid pace of innovation within the yield management and process control systems industry, the Company's protection of patent and other intellectual property rights is less important than factors such as its technological expertise, continuing development of new systems, market penetration and installed base and the ability to provide comprehensive support and service to customers.

   The Company protects its proprietary technology through a variety of intellectual property laws including patents, copyrights and trade secrets.
The Company's source code is protected as a trade secret and as an unpublished copyright work. The Company has a number of United States and foreign patents and patent applications. The Company's effort to protect its intellectual property rights through trade secret and copyright protection may be impaired if third parties are able to copy or otherwise obtain and use the Company's technology without authorization. Effective intellectual property protection may be unavailable or limited in certain foreign countries. In addition, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. No assurance can be given that any patent held by the Company will be sufficient to protect the Company.

   BACKLOG

   Backlog orders for systems were $125 million as of June 30, 1994, with 99% shippable in one year, as compared with $52 million as of June 30, 1993, with 98% shippable in one year. The Company generally ships systems within six months after receipt of a customer's purchase order.


   EMPLOYEES

   As of August 31, 1994, KLA employed a total of approximately 1,135 persons. None of KLA's employees is represented by a labor union. KLA has experienced no work stoppages and believes that its employee relations are excellent.

   Competition in the recruiting of personnel in the semiconductor and semiconductor equipment industry is intense. KLA believes that its future success will depend in part on its continued ability to hire and retain qualified management, marketing and technical employees.

Item 2.    PROPERTIES

   KLA owns a corporate facility which houses engineering, manufacturing and administrative functions in San Jose, California, occupying approximately 232,000 square feet. The Company purchased this facility in 1990 at a total cost of approximately $30 million, including improvements. The Company leases additional office space for manufacturing, engineering, sales and service activities, including seven locations in the U.S., four in Europe, three in Japan, and one each in Malaysia, Korea, Taiwan and Israel. Subsequent to June 30, 1994, the Company entered into two leases, for two year terms commencing August 10, 1994 and November 1, 1994, for two buildings adjacent to its campus facility, consisting of an aggregate of approximately 73,000 square feet. Capital expenditures for fiscal 1995 are expected to approximate depreciation; however, this assessment could change if demand continues to exceed estimates and additional manufacturing capacity is required. No estimate can be made of the size or cost of any such additional capacity. In addition, subsequent to June 30, 1994, the Company began planning the construction of one or two additional buildings on undeveloped land at its campus facility .

Item 3.    LEGAL PROCEEDINGS


   In June 1990, the Company filed a lawsuit in the U.S. Federal District
Court in San Jose, California, against Orbot Systems Ltd. and Orbot, Inc., now Orbotech ("Orbot") for patent infringement. Orbot has since counter-sued for interference with normal business. If the Company were to lose, Orbot would be allowed to continue to sell products using its present illuminator. The Company believes that the outcome of this suit will most likely be determined based upon the validity of KLA's patent, U.S. Patent No. 4,877,326. The case is scheduled to go to trial in early 1995. Management believes the results of this lawsuit will not have a significant adverse effect on the Company.

   In November 1993 KLA filed suit, in U.S. District Court in San Jose, CA, against Orbot Instruments Inc. for infringing a KLA patent on die- to-database inspection. Orbot Instruments filed a cross-complaint alleging interference with business. This case is in the early phase of discovery.

   The Company is also the defendant in three suits resulting from the discontinuance of the printed circuit inspection business. In one case the trial court denied the plaintiff's demand for damages. This case is under appeal. The other two cases are in early discovery. Management does not believe that these suits will have a significant adverse effect on the Company.

   Beginning in August 1992 Jerome Lemelson, an independent inventor, filed suit in U.S. District Court in Reno, NV, against the three U.S. automobile companies, Motorola and several Mitsubishi subsidiaries for the infringement of Lemelson's patents on machine vision. Recently Motorola settled with Lemelson. However, Lemelson has put other semiconductor companies on notice . In the event that Lemelson prevails in his suit against other semiconductor companies, KLA may be liable as a potential indemnitor.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not Applicable.


PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

         "Common Stock" on page 24 of the 1994 Annual Report to Stockholders is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

    "Selected Financial Data" on page 14 of the 1994 Annual Report to Stockholders is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    "Management's Financial Commentary" on pages 12 and 13 of the 1994 Annual Report to Stockholders is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated July 26, 1994, appearing on pages 14 through 24 of the aforementioned 1994 Annual Report to Stockholders are incorporated herein by reference in this Form 10-K Annual Report. With the exception of the information incorporated by reference in Items 1, 5, 6, 7 and 8, the 1994 Annual Report to Stockholders is not to be deemed filed as part of this Form 10-K Annual Report.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   Set forth below are the names of the present executive officers of the Company, their ages and positions held with the Company.


Name                               Age                                  Position
- - ----                               ---                                  --------
Kenneth Levy                        51           Chairman of the Board of Directors and
                                                    Chief Executive Officer
Kenneth L. Schroeder                48           President, Chief Operating Officer and Director
Robert J. Boehlke                   53           Vice President of Finance and Administration,
                                                     Chief Financial Officer, and Assistant Secretary
Ben Tsai                            36           Vice President, Chief Technical Officer
Gary E. Dickerson                   36           Vice President, Wafer Inspection
Michael D. McCarver                 48           Vice President, Corporate Sales
Neil Richardson                     39           Vice President, Metrology
Magnus O. W. Ryde                   38           Vice President, Customer Support
Arthur P. Schnitzer                 51           Group Vice President, Wafer and Reticle Inspection
William Turner                      38           Vice President, Corporate Controller
Virginia J. DeMars                  52           Vice President, Human Resources
Christopher Stoddart                38           Treasurer
Leo J. Chamberlain                  64           Director
Robert E. Lorenzini                 57           Director
Yoshio Nishi                        54           Director
Samuel Rubinovitz                   64           Director
Dag Tellefsen                       52           Director

   Mr. Levy co-founded the Company in July 1975 and served as President and Chief Executive Officer and a Director of the Company until November 1991, when he became Chairman of the Board of Directors and Chief Executive Officer.
Since May 1993, Mr. Levy has been a Director of Ultratech Stepper, Inc., a manufacturer of photolithography equipment, and since April 1993 a director of Network Peripherals, Inc., a supplier of high-performance client-server networking solutions.

   Mr. Schroeder rejoined the Company in November 1991 as President, Chief Operating Officer and Director. Mr. Schroeder had worked previously at KLA from 1979 through 1987, during which time he held the positions of Vice President of Operations (1979); Vice President and General Manager, RAPID
(1982); Vice President and General Manager, WISARD (1983); and Senior Vice President (1985). In July 1988, he became President and Chief Executive Officer of Photon Dynamics, Inc., a manufacturer of electro-optic test equipment. In mid-1989, he was appointed President, Chief Operating Officer, and Director of Genus, Inc., a manufacturer of CVD chemical vapor deposition and ion implant equipment. He left Genus in October 1991, to rejoin KLA Instruments Corporation.

    Mr. Boehlke joined the Company in April 1983 as Vice President and General Manager of the RAPID Division. Subsequently, he was General Manager of several divisions and groups of divisions at KLA. In June 1985, Mr. Boehlke was elected to Senior Vice President and to Executive Vice President in January 1989, and to Chief Operating Officer in August 1989 until July 1990, when he became Chief Financial Officer.

   Dr. Tsai joined the Company in June 1984 as a member of the WISARD Technical Staff and was promoted to Manager of Algorithm Development for the WISARD Division. From August 1989 until September 1990 he served as Director of Engineering for WISARD. In October 1990, he was promoted to Vice President of Engineering for KLA Acrotec, and in July 1994 he was elected Vice President of the Company and promoted to Chief Technical Officer.

   Mr. Dickerson joined KLA in January 1986 as a Senior Applications Engineer in the Wafer Inspection Division. In July 1987 he was promoted to Manager of Applications Engineering for the Wafer Inspection Division, followed by Manager of Product Planning in July 1989, Director of Marketing in July 1990, and Vice President of Marketing in July 1992. In July 1993, he was promoted to Vice President and Director of the Wafer Inspection Business Unit. In July 1994, he was elected to Vice President of the Company.

   Mr. McCarver joined the Company in October 1985 as Vice President of Sales for the RAPID Division, was promoted to General Manager in July 1987, and was additionally elected to Vice President of the Company in August 1989. In August 1993, he became Vice President of Corporate Sales.

   Dr. Richardson joined KLA in June 1993 as Vice President and General Manager of the Metrology Division, and was elected Vice President of the Company in July 1994. He served as Vice President and General Manager of Diagnostic Systems Group of Schlumberger Technologies from September 1985 to November 1991, and was the Corporate Technology Adviser for Schlumberger Ltd., a manufacturer of electronic test equipment, from November 1991 to May 1993.

   Mr. Ryde joined KLA in June 1980 as Production Control Manager. In May 1981 he was promoted to Materials Manager, followed by Production Manager in January 1982 and Manager, Advance Manufacturing - KLA208 in May 1984. In March 1985 he became Product Marketing Manager for the RAPID Division. In December 1988, after leaving KLA for 6 months to pursue other interests, he returned as Director of EMMI Business within the ATS Division. In January 1989 he was promoted to Director of Operations - Europe, and in March 1991 became Vice President of Operations for the ATS Division. He was promoted to Vice President and General Manager of the Customer Support Division in July 1992 and was elected to Vice President of the Company in July 1994.

   Mr. Schnitzer joined the Company in July 1978 as Software Engineering Manager and was promoted to Director of Engineering of the RAPID Division in July 1982, and was promoted to Vice President in July 1983. He became Vice President of Technology and Marketing of RAPID in May 1987, and Vice President of Advanced Inspection in January 1989. In October 1989, he was promoted to General Manager of the WISARD Division and, additionally, was elected to Vice President of the Company in July 1990. In July 1993, he became Group Vice President of the Wafer and Reticle Inspection Group ("WRInG"), composed of the former RAPID and WISARD divisions.

   Mr. Turner joined the Company in September 1983 as a Corporate Financial Analyst, transferred to be the Field Service Financial Administrator of the RAPID Division in August 1984, was promoted to RAPID Division Controller in February 1986, transferred to International Division Controller in July 1988, was promoted to Corporate Controller in December 1989, and was elected Vice President of the Company in July 1990.

   Ms. DeMars joined KLA in 1988 as Director of Human Resources after a 13 year career in Employee Relations at Monolithic Memories, Inc. and Advanced Micro Devices. In November 1991, KLA promoted Ms. DeMars to Vice President of Human Resources, worldwide.

   Mr. Stoddart joined the Company in December 1991 as Treasurer. Prior to joining the Company, Mr. Stoddart was Treasurer of General Cellular Corporation, a cellular telephone service provider, from October 1989 to September 1991 and previously with The Cooper Companies, Inc., a manufacturer of pharmaceuticals and medical equipment and implant equipment, as Assistant Treasurer from August 1986 to July 1988, and then Treasurer from July 1988 to September 1989.

   Mr. Chamberlain has served as a Director of the Company since 1982. He has served as a Director of Octel Communications Corporation, a manufacturer of high performance voice processing systems since March 1989.

   Mr. Lorenzini has served as a Director of the Company since 1976. He has served since January 1993 as Chairman of SunPower Corporation, a manufacturer of optoelectronic devices, and from October 1988 to January 1993, he served as President and Chief Executive Officer. Since July 1993, he has also been a Principal in Dalton Partners, a turn-around management company. He was a founder and, until December 1986, Chairman of the Board of Siltec Corporation, a manufacturer of semiconductor materials and manufacturing equipment. Since October 1986, Mr. Lorenzini has also served as a Director of FSI International, a semiconductor process equipment manufacturer.

   Mr. Nishi has served as a Director of the Company since 1989. He is the Director of ULSI Research Laboratory, Hewlett-Packard Laboratories, and also a consultant professor in the Stanford University Department of Electrical Engineering.

   Mr. Rubinovitz previously served as a Director of the Company from October 1979 to January 1989, and rejoined the Company as a Director in 1990. From April 1989 through December 1993, he served as Executive Vice President of EG&G, Inc., a diversified manufacturer of scientific instruments and electronic, optical and mechanical equipment, and previously as Senior Vice President of EG&G, Inc. between April 1986 and April 1989. Since April 1989, Mr. Rubinovitz has served as a Director of EG&G. Since October 1984, he has served as Director of Richardson Electronics, Inc., a manufacturer and distributor of electron tubes and semiconductors and, since October 1986, Director of Kronos, Inc., a manufacturer of electronic time keeping systems.

   Mr. Tellefsen has served as a Director of the Company since 1978. He is General Partner of the investment manager of Glenwood Ventures I and II, venture capital funds. Since January 1983, he has served as a Director of Iwerks Entertainment, a producer of movie-based specialty theaters, and since 1982, as a director of Octel Communications Corporation.

Item 11. EXECUTIVE COMPENSATION

   The information regarding Executive Compensation as it appears in the Proxy Statement is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information regarding Security Ownership of Certain Beneficial Owners and Management as it appears in the Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information regarding Certain Relationships and Related Transactions as it appears in the Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORT ON FORM 8-K

   (a)   (1) Financial Statements: See Index to Financial Statements, page 19.

         (2) Financial Statement Schedules: See Index to Financial Statement Schedules, page 19. (3) Exhibits: See Index to Exhibits, pages 23, 24 and 25.

   (b) No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California, on the 27th day of September 1994.


                                      KLA INSTRUMENTS CORPORATION



                                      By            WILLIAM TURNER
                                          -----------------------------------
                                                    William Turner
                                          Vice President/Corporate Controller

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.





Signature  Title                                   Date


             KENNETH LEVY               Director, Chairman of the Board, and           September 27, 1994
- - ----------------------------------         Chief Executive Officer
             Kenneth Levy


          KENNETH L. SCHROEDER          Director, President                            September 27, 1994
- - ------------------------------             And Chief Operating Officer
          Kenneth L. Schroeder


           ROBERT J. BOEHLKE            Vice President Finance                         September 27, 1994
- - ----------------------------------         and Administration,
           Robert J. Boehlke               Chief Financial Officer,
                                           and Assistant Secretary

                                        Director                                       September 27, 1994
- - ----------------------------------
          Leo J. Chamberlain


         ROBERT E. LORENZINI            Director                                       September 27, 1994
- - ----------------------------------
         Robert E. Lorenzini


          DR. YOSHIO NISHI              Director                                       September 27, 1994
- - ----------------------------------
          Dr. Yoshio Nishi


         SAMUEL RUBINOVITZ              Director                                       September 27, 1994
- - ----------------------------------
         Samuel Rubinovit

           DAG TELLEFSEN                Director                                       September 27, 1994
- - ----------------------------------
           Dag Tellefsen

                  KLA INSTRUMENTS CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                    Page(s) in
                                                                                                   1994 Annual
                                                                                                         Report*
                                                                                               ------------------

Consolidated Statement of Operations for the three years ended June 30, 1994 .....................       14

Consolidated Balance Sheet at June 30, 1993 and 1994 .............................................       15

Consolidated Statement of Stockholders' Equity for the three years ended  June 30, 1994 ..........       16

Consolidated Statement of Cash Flows for the three years ended June 30, 1994 .....................       17

Notes to the Consolidated Financial Statements ...................................................     18-23

Report of Independent Accountants ................................................................       24





                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                   Page
                                                                                                   ----

Report of Independent Accountants on Financial Statement Schedules
For the three years ended June 30, 1994: ...................................................        20

Schedule VIII    -     Valuation and Qualifying Accounts ...................................        21

Schedule IX      -     Short-Term Borrowings ...............................................        22

*Incorporated by reference from the indicated pages of the 1994 Annual Report to Stockholders.

   Financial Statement Schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
of KLA Instruments Corporation

   Our audits of the consolidated financial statements referred to in our report dated July 26, 1994, appearing on page 24 of the 1994 Annual Report to Stockholders of KLA Instruments Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in the index on page 19 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





Price Waterhouse LLP

San Jose, California
July 26, 1994

                                 SCHEDULE VIII



                          KLA INSTRUMENTS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS





                                  BALANCE AT          CHARGED TO                                 BALANCE AT
                                  BEGINNING           COSTS AND                                    END OF
     DESCRIPTION                  OF PERIOD           EXPENSES                DEDUCTIONS           PERIOD
     -----------                  ------------        -----------             ----------         -----------


YEAR ENDED JUNE 30, 1992
    Provision for loss on
       investments                $  3,108,000       $    333,000            $        -        $  3,441,000
                                  ============       ============            ==========        ============

     Allowance for doubtful
        accounts                  $    641,000        $ 1,011,000            $        -        $  1,652,000
                                  ============        ===========            ==========        ============

YEAR ENDED JUNE 30, 1993
    Provision for loss on
       investments                $  3,441,000       $     94,000            $        -        $  3,535,000
                                  ============       ============            ==========        ============

     Allowance for doubtful
        accounts                  $  1,652,000      ($    183,000)           $        -        $  1,469,000
                                  ============       ============            ==========        ============

YEAR ENDED JUNE 30, 1994
    Provision for loss on
       investments                $  3,535,000       $          -            $        -         $ 3,535,000
                                  ============       ============            ==========         ===========

     Allowance for doubtful
        accounts                  $  1,469,000       $    285,000            $        -        $  1,754,000
                                  ============       ============            ==========        ============

                                  SCHEDULE IX



                          KLA INSTRUMENTS CORPORATION
                             SHORT TERM BORROWINGS





                                                     MAXIMUM             AVERAGE            WEIGHTED
                                      WEIGHTED       AMOUNT              AMOUNT             AVERAGE
                       BALANCE        AVERAGE        OUTSTANDING         OUTSTANDING        INTEREST RATE
                       AT END OF      INTEREST       DURING THE          DURING THE         DURING THE
DESCRIPTION            PERIOD         RATE           PERIOD              PERIOD 1           PERIOD 2
- - -----------            -----------    --------       ------------        ------------       ------------


YEAR ENDED JUNE 30, 1992

Notes Payable3         $4,957,000       6.72%        $  8,345,000        $5,705,000            7.77%
                       ==========                    ============        ==========

YEAR ENDED JUNE 30, 1993

Notes Payable4         $2,532,000       4.51%        $  7,742,000        $3,651,000            5.82%
                       ==========                    ============        ==========

YEAR ENDED JUNE 30, 1994

Notes Payable5         $4,673,000       4.10%        $  6,770,000        $2,958,000            4.95%
                       ==========                    ============        ==========


_________________


 1The average borrowings were determined based on the amounts outstanding at each month-end.

 2The weighted average interest rate during the year was computed by dividing the interest expense on these borrowings by the average short-term borrowings outstanding during the year.

 3Short-term borrowings at June 30, 1992 include $1.3 million local currency borrowings by one of the Company's foreign subsidiaries under the Company's $15 million multicurrency line of credit and $3.7 million of local currency borrowings by certain of the Company's foreign subsidiaries.

 4Short-term borrowings at June 30, 1993 include $1.2 million local currency borrowings by one of the Company's foreign subsidiaries under the Company's $15 million multicurrency line of credit and $1.4 million of local currency borrowings by certain of the Company's foreign subsidiaries.

 5Short-term borrowings at June 30, 1994 include $4.2 million local currency borrowings by one of the Company's foreign subsidiaries under the Company's $10 million multicurrency line of credit and $0.5 million of local currency borrowings by certain of the Company's foreign subsidiaries.

                               INDEX TO EXHIBITS

(I)      EXHIBITS INCORPORATED BY REFERENCE:
  3.1    Certificate of Incorporation, as amended11
  3.2    Bylaws, as amended8
  4.3 Rights Agreement dated as of March 15, 1989, between the Company and First National Bank of Boston, as Rights Agent. The Rights Agreement includes as Exhibit A, the form of Right Certificate, and as Exhibit B, the form of Summary of Rights to Purchase Common Stock2
10.15    Statement of Partnership to Triangle Partners dated April 12, 19833
10.16    Lease Agreement and Addendum thereto dated January 10, 1983, between
            BBK Partnership and the Company3
10.18    Purchase and Sale Agreement dated January 10, 1983, between BBK
            Partnership, Triangle Partners and the Company3
10.23    Research and Development Agreement, Cross License and Technology
            Transfer Agreement and Agreement for Option to License and Purchase Resulting Technology, all dated February 21, 1985, by and between KLA Development No. 3, Ltd., and the Company4
10.24    Research and Development Agreement dated February 21, 1985, by and between KLA Development No. 3, Ltd., and the Company4
10.25    Agreement for Option to License and Purchase Resulting Technology
            dated February 21, 1985, by and between KLA Development No. 3, Ltd., and the Company4
10.33    (Research and Development) Agreement dated as of February 1, 1987, by and between IBM Corporation and the Company5
10.35    Research and Development Agreement, Cross License and Technology
            Transfer Agreement and Agreement for Option to License and Purchase Resulting Technology, all dated September 30, 1986 and between
            KLA Development No. 4, Ltd., and the Company5
10.43    Amendment to the Exclusive Marketing Agreement dated February 23,
            1989, by and between Micrion Limited Partnership and the Company6
10.44    Bank Loan Guarantee dated June 29, 1989, by the Company in favor of
            The First National Bank of Boston for the Micrion Limited
            Partnership6
10.45    Distribution Agreement, dated July 1990, by and between Tokyo Electron
            Limited, a Japanese Corporation, and the Company7
10.46    Principal facility Purchase Agreement dated July 1990, including all exhibits and amendments; Lease Agreement, Termination of Lease,
            Lot line adjustment, rights of first refusal, Deeds of Trust7
10.47    Joint Venture Agreement between the Company and Nippon Mining Company,
            Limited, dated September 18, 19908
10.48    Exercise of Option to Purchase Technology made effective as of
            September 30, 1989, by and between KLA Development No. 3, and the Company8
10.49    Exercise of Option to Purchase Technology made effective as of January
            1, 1990, by and between KLA Development No. 4, and the Company8
10.51    Guarantee Agreement between First National Bank of Boston and the
            Company, dated June 29, 19898
10.52 Amendment to the Guarantee Agreement between First National Bank of Boston and the Company, dated April 19, 19918
10.53    Secured Installment Note between Micrion and First National Bank of
            Boston, dated April 19, 19918
10.54    Micrion Corporation Series E Preferred Stock Purchase Agreement,
            dated September 13, 19918
10.55    Micrion Corporation Guaranty and Warrant Agreement, dated December 8,
            19898
10.57    Stock repurchase and option grant  agreement between Bob Boehlke and the Company, dated April 22, 19918
10.58 Purchase Agreement between the Company and Ono Sokki Co., Ltd., dated October 18, 1991 with certain portions for which confidential treatment has been requested, excise9
10.59    Credit Agreement between Bank of America NT & SA and the Company, dated November 15, 1991, as amended July 29, 19929
10.60    Employment agreement between the Company and Kenneth L. Schroeder dated October 4, 19919
10.61    Amendment of Credit Agreement between Bank of America NT & SA and
            theCompany, dated October 28, 199210
10.62    Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated December 31, 199210
10.63    Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated February 28, 199310
10.64    Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated March 31, 199310
10.65    Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated June 1, 199310
10.69    1982 Stock Option Plan, as amended by the Board of Directors on
            July 20, 199012
10.70    1981 Employee Stock Purchase Plan,  as amended by the Board of
            Directors on July 20, 199013
10.71    1990 Outside Directors Stock Option Plan14
10.72    1993 Employee Stock Purchase Plan, as amended by the Board of
            Directors on September 14, 1992.15

(II)     EXHIBITS INCLUDED HEREWITH:

10.66    Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated December 31, 1993
10.67    Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated March 31, 1994
10.68    Credit Agreement between Bank of America NT & SA and the
            Company, dated April 30, 1994
13       1994 Annual Report to Stockholders.  This Annual Report shall not be deemed to be filed except to the extent that the information is specifically incorporated by reference
21       List of Subsidiaries of KLA Instruments Corporation
23.1     Consent of Independent Accountants

____________________________________________________________
 1Filed as the same exhibit number as set forth herein to Form S-8, File
  No. 33-15784, effective August 2, 1987
 2Filed as exhibit number 1 to Form 8-A, filed effective March 23, 1989 3Filed as the same exhibit number as set forth herein to Registrant's
  Form 10-K for the year ended June 30, 1983
 4Filed as the same exhibit number as set forth herein to Registrant's
  Form 10-K for the year ended June 30, 1985
 5Filed as the same exhibit number as set forth herein to Registrant's
  Form 10-K for the year ended June 30, 1987
 6Filed as the same exhibit number as set forth herein to Registrant's
  Form 10-K for the year ended June 30, 1989
 7Filed as the same exhibit number as set forth herein to Registrant's
  Form 10-K for the year ended June 30, 1990
 8Filed as the same exhibit number as set forth herein to Registrant's
  Form 10-K for the year ended June 30, 1991
 9Filed as the same exhibit number as set forth herein to Registrant's
  Form 10-K for the year ended June 30, 1992
10Filed as the same exhibit number as set forth herein to Registrant's
  Form 10-K for the year ended June 30, 1993

11Filed as the same exhibit number to Registrant's registration statement no. 33-51819 on Form S-3, dated February 2, 1994
12Filed as  exhibit number 4.4 as set forth herein to Registrant's
  Form 10-K for the year ended June 30, 1990
13Filed as  exhibit number 4.5 as set forth herein to Registrant's
  Form 10-K for the year ended June 30, 1990
14Filed as exhibit number 4.6 as set forth herein to Registrant's
  Form 10-K for the year ended June 30, 1991
15Filed as exhibit number 4.7 as set forth herein to Registrant's
  Form 10-K for the year ended June 30, 1993