Form 10-Q
period 1994-09-30
KLA INSTRUMENTS CORP
filed 1994-11-14
CIK 319201

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:     September 30, 1994

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________      to ___________
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

        ________________________________________________________________


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   /X/       No   / /

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, $0.001 par value
                          Common Stock Purchase Rights

         Common shares outstanding at September 30, 1994:   23,054,000

    This report, including all exhibits and attachments, contains 13 pages.

                          KLA INSTRUMENTS CORPORATION

                                     INDEX

                                                                                                 Page
PART I           FINANCIAL INFORMATION                                                          Number
- - ------           ---------------------                                                          ------
Item 1           Financial Statements:

                     Condensed Consolidated Statement of Operations
                     Three Months Ended September, 1993 and 1994  . . . . . . . . . . . . .       3

                     Condensed Consolidated Balance Sheet   . . . . . . . . . . . . . . . .       4

                     Condensed Consolidated Statement of Cash Flows   . . . . . . . . . . .       5

                     Notes to Condensed Consolidated Financial Statements   . . . . . . . .       6


Item 2           Management's Discussion and Analysis of Results of
                 Operations and Financial Condition . . . . . . . . . . . . . . . . . . . .     7-8




PART II          OTHER INFORMATION
- - -------          -----------------

Items 1-6  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .    9-10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12-13

                          KLA INSTRUMENTS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30,
                    (In thousands except per share amounts)
                                  (Unaudited)




                                                                      1993                      1994
                                                                      ----                      ----
Net sales                                                           $51,904                   $83,179
                                                                    -------                   -------

Costs and expenses:
    Cost of sales                                                    31,161                    40,602
    Engineering, research and development                             4,929                     8,182
    Selling, general and administrative                               9,933                    16,450
                                                                    -------                   -------
                                                                     46,023                    65,234
                                                                    -------                   -------
Income from operations                                                5,881                    17,945
Interest income and other, net                                          173                     1,497
Interest expense                                                       (496)                     (474)
                                                                    -------                   -------
Income before income taxes                                            5,558                    18,968
Provision for income taxes                                            1,392                     6,070
                                                                    -------                   -------

Net income                                                          $ 4,166                   $12,898
                                                                    =======                   =======
Net income per share                                                $  0.20                   $  0.54
                                                                    =======                   =======
Weighted average number of common and
  dilutive common equivalent shares outstanding                      20,798                    23,880





See accompanying notes to condensed consolidated financial information.

                          KLA INSTRUMENTS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                                            June 30,           September 30,
                                                                              1994                   1994
                                                                            --------           -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $139,126              $144,073
  Accounts receivable, net  of allowances of
           $1,754 and $1,787                                                 74,226                84,006
  Inventories                                                                53,265                59,955
  Deferred income taxes                                                       7,495                 7,495
  Other current assets                                                        4,343                 4,723
                                                                           --------              --------
         Total current assets                                               278,455               300,252
                                                                           --------              --------

Land, property and equipment, net                                            37,149                38,266
Other assets                                                                  5,966                 6,101
                                                                           --------              --------
Total assets                                                               $321,570              $344,619
                                                                           ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                          $  4,673              $  2,193
    Current portion of long term debt                                             -                20,000
    Accounts payable                                                         11,890                13,787
    Income taxes payable                                                     12,466                15,333
    Other current liabilities                                                36,553                42,741
                                                                           --------              --------
Total current liabilities                                                    65,582                94,054
                                                                           --------              --------

Deferred income taxes                                                         8,606                 8,606
Long-term debt                                                               20,000                     -
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value, 1,000 shares authorized,
    none outstanding                                                              -                     -
  Common stock, $0.001 par value, 75,000 shares authorized,
    22,864 and 23,054 shares issued and outstanding                              23                    23
  Capital in excess of par value                                            147,358               148,901
  Retained earnings                                                          80,275                93,173
  Treasury stock                                                               (581)                 (581)
  Cumulative translation adjustment                                             307                   443
                                                                           --------              --------
         Total stockholders' equity                                         227,382               241,959
                                                                           --------              --------
Total liabilities and stockholders' equity                                 $321,570              $344,619
                                                                           ========              ========


See accompanying notes to condensed consolidated financial information.

                          KLA INSTRUMENTS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                 (In thousands)
                                  (Unaudited)

                                                                             1993                  1994
                                                                             ----                  ----
Cash flows from operating activities:
  Net income                                                               $  4,166              $ 12,898
  Adjustments required to reconcile net income to cash
  provided by operations:
    Depreciation and amortization                                             2,408                 2,105
    Changes in assets and liabilities:
      Accounts receivable, net                                              (16,841)               (9,780)
      Inventories, net                                                         (171)               (6,690)
      Other current assets                                                      (37)                 (380)
      Accounts payable                                                          428                 1,897
      Income taxes payable and deferred income taxes                            295                 2,867
      Other current liabilities                                              (1,868)                6,188
      Other assets                                                              (42)                 (767)
                                                                           --------              --------
Cash provided by (used for) operating activities                            (11,662)               8,338
                                                                           --------              --------
Cash flows from investing activities:
  Capital expenditures                                                         (756)               (2,590)
  Capitalization of software development costs                                 (248)                   -
                                                                           --------              --------
Cash (used for) investing activities                                         (1,004)               (2,590)
                                                                           --------              --------

Cash flows from financing activities:
  Short-term borrowings and current portion of
  long-term debt, net                                                        (3,931)               (2,480)
  Sales of common stock                                                       1,679                 1,543
                                                                           --------              --------
Cash (used for) financing activities                                         (2,252)                 (937)
                                                                           --------              --------

Effect of exchange rate changes on cash                                         125                   136
                                                                           --------              --------

Increase/(decrease) in cash and cash equivalents                            (14,793)                4,947
Cash and cash equivalents at beginning of period                             52,362               139,126
                                                                           --------              --------
Cash and cash equivalents at end of period                                 $ 37,569              $144,073
                                                                           ========              ========

Supplemental disclosure to cash flow information

CASH PAID DURING THE PERIOD FOR:
  INTEREST                                                                 $    440              $    470
  INCOME TAXES                                                                  781                 2,955


See accompanying notes to condensed consolidated financial information.

                          KLA INSTRUMENTS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  (IN '000'S)
                                   UNAUDITED

1) This information is unaudited but, in the opinion of Registrant's management, all adjustments (consisting only of adjustments that are of a normal recurring nature) necessary for a fair statement of results have been included. The results for the quarter ended September 30, 1994, are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the Registrant's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended June 30, 1994.

2)       Details of certain balance sheet components:

                                                                            June 30,            September 30,
                                                                              1994                  1994
                                                                            --------            -------------
                 Inventories:
                   Systems raw materials                                    $12,597               $12,548
                   Customer service spares                                   12,220                12,380
                   Work-In-Process                                           13,348                21,387
                   Demonstration Equipment                                   15,100                13,640
                                                                            -------               -------
                                                                            $53,265               $59,955
                                                                            =======               =======


                 Other Current Liabilities:
                   Accrued compensation and benefits                        $16,328               $19,176
                   Accrued warranty and installation                         14,367                14,514
                   Unearned service contract revenue                          3,054                 3,355
                   Other                                                      2,804                 5,696
                                                                            -------               -------
                                                                            $36,553               $42,741
                                                                            =======               =======

                          KLA INSTRUMENTS CORPORATION


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


Results of Operations

First Quarter of Fiscal 1995 Compared with First Quarter of Fiscal 1994


Net Sales

Net sales increased $31.3 million or 60.3% for the three month period ended September 30, 1994 as compared to the prior fiscal year. The WISARD business unit was predominantly responsible for the dollar increase in net sales. The Company attributes the continuing increases of WISARD's sales primarily to the continuing adoption by customers of KLA's methodology of in-line monitoring, and secondarily to the fact that KLA's most sophisticated users are continuing to add to the number of systems they employ in a single fab line. During the quarter, the Metrology division, the ATS division and the RAPID division also recorded increases in net sales. In particular, the Metrology division's net sales rose by more than 50% versus the year-earlier comparable period and the Company believes that it now has over 50% of the worldwide market.


Gross Margin

Gross margins were 51.2% for the three month period ended September 30, 1994 compared to 40.0% for the prior fiscal year. Most of the improvement in the gross margin percentage was due to a favorable mix effect as the WISARD business unit's share of total revenues rose substantially. The WISARD business unit's gross margin was also favorably impacted by learning curve effects, volume efficiencies and the use of lower cost components. The Customer Service division's return to profitability also improved gross margins.


Engineering, Research and Development

Engineering, research and development expenses were 9.8% of net sales for the three month period ended September 30, 1994, compared to 9.5% in the first quarter of the prior fiscal year. Net engineering expenditures rose $3.3 million during the three month period of fiscal 1995 compared to the prior fiscal year. Engineering headcount additions in the WISARD business unit were the primary contributor to the dollar increase in net engineering expenses. However, the rate at which the WISARD business unit added engineering headcount was lower than the rate at which the business unit sales increased. The newly formed PRISM division also contributed to the increase in net engineering expense.

                          KLA INSTRUMENTS CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION



Selling, General and Administrative

Selling, general and administrative expenses increased 0.7% to 19.8% of sales for the three month period ended September 30, 1994 as compared to the prior fiscal year. Sales and administration expenses increased at a rate slower than sales while profit sharing and representative commissions increased at a rate higher than sales. The profit sharing increase reflected the improvement in the Company's financial performance. Representative commissions grew slightly as a percentage of sales primarily due to the increase in the share of revenues from the Asia-Pacific region.

Interest Income and Other, net

Interest income and other, net increased $1.3 million for the three month period ended September 30, 1994 as compared to the prior fiscal year. This increase is primarily attributable to higher average cash balances of approximately $97 million.


Provision for Income Taxes

The 32% estimated effective tax rate for the three month period ended September 30, 1994 is lower than the U.S. statutory rate as a result of income in foreign jurisdictions having a lower than U.S. tax rate and from the realization of net deferred tax assets previously reserved including tax credit carryforwards.



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


Liquidity and Capital Resources

Cash generated by operations was $8.3 million. Due to the ongoing sales ramp, the Company invested $9.8 million in accounts receivable, $6.7 million in inventories, and $2.6 million in new capital equipment. KLA's capital spending rate is expected to increase modestly over the next two years as the Company adds manufacturing capacity and office space at its San Jose Campus site. The Company is confident that its current level of liquid assets, credit facilities and cash generated from operations are sufficient to fund growth through the foreseeable future.

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





Item 1     -     Legal Proceedings                                               Page 11

Item 2     -     Changes in Securities                                           Not Applicable

Item 3     -     Defaults Upon Senior Securities                                 Not Applicable

Item 4     -     Submission of Matters to a Vote of Security Holders             Not Applicable

Item 5     -     Other Events                                                    Not Applicable

Item 6     -     Exhibits and Reports on Form 8-K                                Page 12 - 13

                                     ITEM 1

                               LEGAL PROCEEDINGS


The Company had no significant changes in legal proceedings during the quarter ended September 30, 1994. For further information, refer to the Company's Form 10-K for the fiscal year ended June 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           KLA INSTRUMENTS CORPORATION





November 13, 1994                        KENNETH LEVY
- - -----------------                        ----------------------------
    [Date]                               Kenneth Levy
                                         Chairman of the Board


November 13, 1994                        KENNETH L. SCHROEDER
- - -----------------                        ----------------------------
    [Date]                               Kenneth L. Schroeder
                                         President




November 13, 1994                         ROBERT J. BOEHLKE
- - -----------------                         ----------------------------
    [Date]                                Robert J. Boehlke
                                          V.P. Finance and Administration
                                          Chief Financial Officer

                               INDEX TO EXHIBITS


(i)      EXHIBITS INCORPORATED BY REFERENCE:
  4.1    1982 Stock Option Plan(1)
  4.2    1981 Employee Stock Purchase Plan(1)
  4.3    Rights Agreement dated as of March 15, 1989, between the Company and First National Bank of Boston, as Rights Agent.  The Rights Agreement includes as Exhibit A, the form of Right
            Certificate, and as Exhibit B, the form of Summary of Rights to Purchase Common Stock(2)
  4.4    1982 Stock Option Plan, as amended by the Board of Directors on July 20, 1990(7)
  4.5    1981 Employee Stock Purchase Plan, as amended by the Board of Directors on July 20, 1990(7)
  4.6    1990 Outside Directors Stock Option Plan(8)
  4.7    1993 Employee Stock Purchase Plan, as amended by the Board of Directors on September 14, 1992(10)
10.15    Statement of Partnership to Triangle Partners dated April 12, 1983(3)
10.16    Lease Agreement and Addendum thereto dated January 10, 1983, between BBK Partnership and the Company(3)
10.18    Purchase and Sale Agreement dated January 10, 1983, between BBK Partnership, Triangle
            Partners and the Company(3)
10.23    Research and Development Agreement, Cross License and Technology Transfer Agreement
            and Agreement for Option to License and Purchase Resulting Technology, all dated
            February 21, 1985, by and between KLA Development No. 3, Ltd., and the Company(4)
10.24    Research and Development Agreement dated February 21, 1985, by and between KLA
            Development No. 3, Ltd., and the Company(4)
10.25    Agreement for Option to License and Purchase Resulting Technology dated February 21, 1985, by and between KLA Development No. 3, Ltd., and the Company(4)
10.33    (Research and Development) Agreement dated as of February 1, 1987, by and between IBM
            Corporation and the Company(5)
10.35    Research and Development Agreement, Cross License and Technology Transfer Agreement
            and Agreement for Option to License and Purchase Resulting Technology, all dated
            October 1, 1986, by and between KLA Development No. 4, Ltd., and the Company(5)
10.36    Agreement for Option to License and Purchase Resulting Technology dated October 1, 1986, by and between KLA Development No. 4, Ltd., and the Company(5)
10.43    Amendment to the Exclusive Marketing Agreement dated February 23, 1989, by and between
            Micrion Limited Partnership and the Company(6)
10.44    Bank Loan Guarantee dated June 29, 1989, by the Company in favor of The First National
            Bank of Boston for the Micrion Limited Partnership(6)
10.45    Distribution Agreement, Manufacturing License Agreement, and Technical Marketing
            Assistance Agreement, all dated July 1990, by and between Tokyo Electron Limited, a Japanese Corporation, and the Company(7)
10.46    Principle facility Purchase Agreement dated July 1990, including all exhibits and amendments; Lease Agreement, Termination of Lease, Lot line adjustment, rights of first refusal, Deeds of Trust(7)
10.47    Joint Venture Agreement between the Company and Nippon Mining Company, Limited, dated September 18, 1990(8)
10.48    Exercise of Option to Purchase Technology made effective as of September 30, 1989, by and between KLA Development No. 3, and the Company(8)
10.49    Exercise of Option to Purchase Technology made effective as of January 1, 1990, by and between KLA Development No. 4, and the Company(8)

10.51    Guarantee Agreement between First National Bank of Boston and the Company, dated
             June 29,1989(8)
10.52    Amendment to the Guarantee Agreement between First National Bank of Boston and the
             Company, dated April 19, 1991(8)
10.53    Secured Installment Note between Micrion and First National Bank of Boston, dated
             April 19, 1991(8)
10.54    Micrion Corporation Series E Preferred Stock Purchase Agreement, dated September 13, 1991(8)
10.55    Micrion Corporation Guaranty and Warrant Agreement, dated December 8, 1989(8)
10.57    Stock repurchase and option grant agreement between Bob Boehlke and the Company, dated
             April 22, 1991(8)
10.58    Purchase Agreement between the Company and Ono Sokki Co., Ltd., dated October 18, 1991 with certain portions for which confidential treatment has been requested, excised(9)
10.59    Credit Agreement between Bank of America NT & SA and the Company, dated November 15, 1991, as amended July 29, 1992(9)
10.60    Employment agreement between the Company and Kenneth L. Schroeder dated October 4, 1991(9)
10.61    Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated October 28, 1992(10)
10.62    Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated December 31, 1992(10)
10.63    Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated February 28, 1993(10)
10.64    Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated March 31, 1993(10)
10.65    Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated June 1, 1993(10)
10.66    Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated December 31, 1993(16)
10.67    Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated March 31, 1994(16)
10.68    Credit Agreement between Bank of America NT & SA and the Company, dated April 30, 1994(16)
10.69    1982 Stock Option Plan, as amended by the Board of Directors on July 20, 1990(12)
10.70    1981 Employee Stock Purchase Plan, as amended by the Board of Directors on July 20, 1990(13)
10.71    1990 Outside Directors Stock Option Plan(14)
10.72    1993 Employee Stock Purchase Plan, as amended by the Board of Directors on September 14, 1992(15)

- - -----------------
  (1) Filed as the same exhibit number as set forth herein to Form S-8, File No. 33-15784, effective August 2, 1987
  (2) Filed as exhibit number 1 to Form 8-A, filed effective March 23, 1989
  (3) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1983
  (4) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1985
  (5) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1987
  (6) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1989
  (7) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1990
  (8) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1991
  (9) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1992
 (10) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1993
 (11)Filed as the same exhibit number to Registrant's registration statement no. 33-51819 on Form S-3, dated
      February 2, 1994
 (12)Filed as exhibit number 4.4 as set forth herein to Registrant's Form 10-K for the year ended June 30, 1990
 (13)Filed as exhibit number 4.5 as set forth herein to Registrant's Form 10-K for the year ended June 30, 1990
 (14)Filed as exhibit number 4.6 as set forth herein to Registrant's Form 10-K for the year ended June 30, 1991
 (15)Filed as exhibit number 4.7 as set forth herein to Registrant's Form 10-K for the year ended June 30, 1993
 (16)Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1994