Form 10-K/A
KLA INSTRUMENTS CORP
filed 1994-12-16
CIK 319201

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                               ---------------

                                 FORM 10-K/A
(Mark One)

                               AMENDMENT NO. 1
                                      TO

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1994

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from                   to
                                        -----------------     -----------------
                        Commission file number 0-9992

                         KLA INSTRUMENTS CORPORATION
            (Exact name of registrant as specified in its charter)


               Delaware                                   04-2564110
   (State or other jurisdiction of                       (IRS employer
    incorporation or organization)                    identification no.)


                                160 Rio Robles
                          San Jose, California 95134
             (Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code:   (408) 434-4200
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                                       Common Stock, $.001 par value
                                       Common Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/     No
    ----        ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of the registrant's stock, as of August 31, 1994, was $994,164,000. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The registrant had 22,974,230 shares of Common Stock outstanding as of August 31, 1994.

                    THIS AMENDMENT 10-K/A CONTAINS 4 PAGES.

                                  FORM 10-K/A

                                AMENDMENT NO. 1



    The undersigned registrant hereby amends Part IV, Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K, by filing herewith
Exhibit 27, 1994 Year End Financial Data Schedule.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KLA INSTRUMENTS CORPORATION


                                       By:  /s/ William Turner
                                            -----------------------------------
                                            William Turner
                                            Vice President/Corporate Controller

Date:  December 15, 1994