Form 10-Q/A
period 1994-12-16
KLA INSTRUMENTS CORP
filed 1994-12-16
CIK 319201

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON DC  20549

                                 FORM 10-Q/A

                               AMENDMENT NO. 1

                                      TO
(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1994

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                              TO
         --------------------    --------------------

Commission file number 0-9992


                         KLA INSTRUMENTS CORPORATION
            (Exact name of registrant as specified in its charter)

             Delaware                                 04-2564110
    (State of incorporation)             (IRS Employer Identification Number)

                                160 Rio Robles
                          San Jose, California 95134
                                (408) 434-4200

        (Address and telephone number of principal executive offices)

                               ---------------

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES  /X/     NO
                                     ----        ----

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        Common Stock, $0.001 par value
                         Common Stock Purchase Rights

         Common shares outstanding at September 30, 1994:   23,054,000

         THIS AMENDMENT 10-Q/A CONTAINS 4 PAGES.

                             FORM 10-Q/A AMENDMENT


         The registrant hereby amends Part II Item 6 EXHIBITS AND REPORTS ON FORM 8-K, by filing herewith Exhibit 27, 1995 First Quarter Financial Data Schedule.

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