Form 10-Q
period 1994-12-31
KLA INSTRUMENTS CORP
filed 1995-02-14
CIK 319201

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
             For the quarterly period ended:
             December 31, 1994

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

       ------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X            No

     Common shares outstanding at December 31, 1994: 23,224,000

     This report, including all exhibits and attachments, contains 47 pages.

                               KLA INSTRUMENTS CORPORATION

                                          INDEX

PART I       FINANCIAL INFORMATION
Item 1       Financial Statements:
             Condensed Consolidated Statements of Operations
             Three Months Ended December 31, 1993 and 1994                                3
             Six Months Ended December 31, 1993 and 1994                                  4
             Condensed Consolidated Balance Sheets                                        5
             Condensed Consolidated Statements of Cash Flows                              6
             Notes to Condensed Consolidated Financial Information                        7
Item 2       Management's Discussion and Analysis of Results of Operations and
             Financial Condition                                                       8-10

PART II      OTHER INFORMATION
Items 1-6                                                                             11-13
Signatures                                                                               14
Index to Exhibits                                                                     15-16

                               KLA INSTRUMENTS CORPORATION

                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             THREE MONTHS ENDED DECEMBER 31,
                         (In thousands except per share amounts)
                                       (Unaudited)

                                                                           1993         1994
                                                                         --------     --------
Net sales                                                                $ 57,087     $104,711
                                                                         --------     --------
Costs and expenses:
  Cost of sales                                                            32,417       48,374
  Engineering, research and development                                     4,847        8,808
  Selling, general and administrative                                      11,310       21,739
  Write-off of acquired in-process technology                                  --       25,240
                                                                         --------     --------
                                                                           48,574      104,161
                                                                         --------     --------
Income from operations                                                      8,513          550
Interest income and other, net                                                376        1,535
Interest expense                                                             (499)        (608)
                                                                         --------     --------
Income before income taxes                                                  8,390        1,477
Provision for income taxes                                                  2,098          531
                                                                         --------     --------
Net income                                                               $  6,292     $    946
                                                                         --------     --------
Net income per share                                                     $   0.30     $   0.04
                                                                         ========     ========
Weighted average number of common and
  dilutive common equivalent shares outstanding                            20,909       24,094

See accompanying notes to condensed consolidated financial information.

                               KLA INSTRUMENTS CORPORATION

                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                              SIX MONTHS ENDED DECEMBER 31,
                         (In thousands except per share amounts)
                                       (Unaudited)

                                                                           1993         1994
                                                                         --------     --------
Net sales                                                                $108,991     $187,890
                                                                         --------     --------
Costs and expenses:
  Cost of sales                                                            63,578       88,976
  Engineering, research and development                                     9,776       16,990
  Selling, general and administrative                                      21,243       38,189
  Write-off of acquired in-process technology                                  --       25,240
                                                                         --------     --------
                                                                           94,597      169,395
                                                                         --------     --------
Income from operations                                                     14,394       18,495
Interest income and other, net                                                549        3,032
Interest expense                                                             (995)      (1,082)
                                                                         --------     --------
Income before income taxes                                                 13,948       20,445
Provision for income taxes                                                  3,490        6,601
                                                                         --------     --------
Net income                                                               $ 10,458     $ 13,844
                                                                         ========     ========
Net income per share                                                     $   0.50     $   0.58
                                                                         ========     ========
Weighted average number of common and
  dilutive common equivalent shares outstanding                            20,854       23,987

See accompanying notes to condensed consolidated financial information.

                               KLA INSTRUMENTS CORPORATION

                           CONDENSED CONSOLIDATED BALANCE SHEET
                           (In thousands except share amounts)
                                       (Unaudited)

                                                                         JUNE 30,     DECEMBER 31,
                                                                           1994           1994
                                                                         --------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $139,126       $119,847
  Short-term investments                                                       --          5,680
  Accounts receivable, net                                                 74,226         98,016
  Inventories                                                              53,265         67,055
  Other current assets                                                     11,838         11,811
                                                                         --------       --------
     Total current assets                                                 278,455        302,409
Land, property and equipment, net                                          37,149         40,515
Marketable securities                                                          --         16,982
Other assets                                                                5,966          5,541
                                                                         --------       --------
Total assets                                                             $321,570       $365,447
                                                                         ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                          $  4,673       $  2,631
  Current portion of long-term debt                                            --         20,000
  Accounts payable                                                         11,890         14,701
  Income taxes payable                                                     12,466         18,705
  Other current liabilities                                                36,553         55,379
                                                                         --------       --------
Total current liabilities                                                  65,582        111,416
                                                                         --------       --------
Deferred income taxes                                                       8,606          8,606
Long-term debt                                                             20,000             --
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value, 1,000 shares authorized, none
     outstanding                                                               --             --
  Common stock, $0.001 par value, 75,000 shares authorized, 22,864
     and 23,224 shares issued and outstanding                                  23             23
  Capital in excess of par value                                          147,358        151,441
  Retained earnings                                                        80,275         94,119
  Treasury stock                                                             (581)          (581)
  Cumulative translation adjustment                                           307            423
                                                                         --------       --------
     Total stockholders' equity                                           227,382        245,425
                                                                         --------       --------
Total liabilities and stockholders' equity                               $321,570       $365,447
                                                                         ========       ========

See accompanying notes to condensed consolidated financial information.

                               KLA INSTRUMENTS CORPORATION

                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               Six Months Ended December 31
                                      (In thousands)
                                       (Unaudited)

                                                                           1993         1994
                                                                         --------     --------
Cash flows from operating activities:
  Net income                                                             $ 10,458     $ 13,844
  Adjustments required to reconcile net income to cash provided by
     (used for) operations:
     Depreciation and amortization                                          4,904        5,669
     Write-off of acquired in-process technology                               --       16,154
     Changes in assets and liabilities:
       Accounts receivable, net                                           (13,122)     (23,204)
       Inventories, net                                                    (2,261)     (10,408)
       Other current assets                                                (1,465)          56
       Accounts payable                                                       421        1,834
       Income taxes payable and deferred income taxes                       1,042        6,239
       Other current liabilities                                           (1,815)      14,732
       Other assets                                                          (191)      (2,080)
                                                                         --------     --------
Cash provided for (used for) operating activities                          (2,029)      22,836
                                                                         --------     --------
Cash flows from investing activities:
  Capital expenditures                                                     (1,411)      (6,155)
  Short term investments                                                       --       (5,680)
  Long term marketable securities                                              --      (16,982)
  Acquisition of Metrologix                                                    --      (14,182)
  Capitalization of software development costs                               (248)          --
                                                                         --------     --------
Cash (used for) investing activities                                       (1,659)     (42,999)
                                                                         --------     --------
Cash flows from financing activities:
  Short-term borrowings and current portion of long-term debt, net         (4,822)      (3,315)
  Sales of common stock                                                     3,191        4,083
                                                                         --------     --------
Cash provided by (used for) financing activities                           (1,631)         768
                                                                         --------     --------
Effect of exchange rate changes on cash                                        63          116
                                                                         --------     --------
Decrease in cash and cash equivalents                                      (5,256)     (19,279)
Cash and cash equivalents at beginning of period                           52,362      139,126
                                                                         --------     --------
Cash and cash equivalents at end of period                               $ 47,106     $119,847
                                                                         ========     ========
Supplemental disclosure to cash flow information
Cash paid during the period for:
  Interest                                                               $    790     $  1,166
  Income taxes                                                              2,012        8,766

See accompanying notes to condensed consolidated financial information.

                          KLA INSTRUMENTS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  (IN '000'S)
                                   UNAUDITED

1) This information is unaudited but, in the opinion of Registrant's management, all adjustments (consisting only of adjustments that are of a normal recurring nature) necessary for a fair statement of results have been included. The results for the quarter ended December 31, 1994, are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the Registrant's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended June 30, 1994.

2) Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Investments in Certain Debt and Equity Securities" (FAS 115), which requires investment securities to be classified as either held to maturity, trading or available for sale. The Company reviewed its portfolio and determined that its investment portfolio would be classified as available for sale. Under FAS 115, for those investments classified as available for sale, any difference between an investment's cost and its fair value should be recorded as a separate component of stockholder's equity. At December 31, 1994, the fair value of the Company's investments approximated cost.

3)  Details of certain balance sheet components:

                                                                        JUNE 30,    DECEMBER 31,
                                                                         1994           1994
                                                                        -------     ------------
    INVENTORIES:
      Systems raw materials                                             $12,597       $13,991
      Customer service spares                                            12,220        12,055
      Work-In-Process                                                    13,348        23,740
      Demonstration Equipment                                            15,100        17,269
                                                                        -------       -------
                                                                        $53,265       $67,055
                                                                        =======       =======
    OTHER CURRENT LIABILITIES:
      Accrued compensation and benefits                                 $16,328       $20,801
      Accrued warranty and installation                                  14,367        15,924
      Unearned service contract revenue                                   3,054         8,780
      Other                                                               2,804         9,874
                                                                        -------       -------
                                                                        $36,553       $55,379
                                                                        =======       =======

4) In December 1994, the Company acquired Metrologix Inc., (Metrologix), a manufacturer of advanced electron beam measurement equipment for $14.2 million in cash. This acquisition was accounted for as a purchase and the total purchase price of $16.1 million has been allocated to assets acquired and liabilities assumed. A significant portion of the purchase price was allocated to acquired in-process technology. The results of operations for Metrologix from the date of the acquisition to December 31, 1994 were immaterial. During the quarter ended December 31, 1994, the Company wrote-off the acquired in-process technology resulting in an after-tax charge of $16.2 million (25.2 million pre-tax).

                          KLA INSTRUMENTS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  (IN '000'S)
                                   UNAUDITED

RESULTS OF OPERATIONS

SECOND QUARTER AND SIX MONTHS OF FISCAL 1995 COMPARED WITH SECOND QUARTER AND SIX MONTHS OF FISCAL 1994

METROLOGIX

     In December 1994, the Company acquired Metrologix Inc., (Metrologix), a manufacturer of advanced electron beam measurement equipment. Except for the non-recurring write-off of Metrologix technology, the acquisition did not have a material impact on the financial performance of the Company. Although Metrologix operated profitably during the quarter ended December 31, 1994, the Company does not expect the Metrologix business to contribute to earnings during the remainder of the fiscal year.

NET SALES

     Net sales increased 83.4% and 72.4%, respectively, for the three and six month periods ended December 31, 1994 as compared to the prior fiscal year. The WISARD business unit was predominantly responsible for the dollar increase in net sales. The Company attributes the continuing increase of WISARD's sales primarily to the continuing adoption by customers of KLA's methodology of in-line monitoring. The number of fabs with multiple KLA 2100 series systems per fab increased to 70 fabs at December 31, 1994, from 25 fabs one year ago. In addition, the increase in WISARD's net sales is due to the increase in customers that are upgrading their older fabs. The Metrology division and the RAPID business unit also recorded significant increases in net sales. The RAPID business unit's sales increase is due to the increasing market acceptance of the Company's 331 model.

GROSS MARGIN

     Gross margins were 53.8% and 52.6%, respectively, for the three and six month periods ended December 31, 1994 compared to 43.2% and 41.7% for the same periods of the prior fiscal year. The improvement in the gross margin percentage was due about equally to 1) a favorable mix effect as the WISARD business unit's share of total revenues rose and 2) improvement in the WISARD business unit's gross margin as a result of volume efficiencies and the use of lower cost components. The RAPID business unit also recorded significant improvements in gross margin for the quarter ended December 31, 1994 as compared to the same period of the prior fiscal year. The Company attributes this increase primarily to volume efficiencies.

ENGINEERING, RESEARCH AND DEVELOPMENT

     Engineering, research and development expenses were 8.4% of net sales for the three month and 9.0% for the six month periods ended December 31, 1994, compared to 8.5% and 9.0% in the comparable periods in the prior fiscal year. Net engineering expenditures rose $4.0 million and $7.2 million, respectively, during the three and six month periods of fiscal 1995 compared to the prior fiscal year. The primary business units experiencing dollars increases were the WISARD business unit, the newly formed PRISM division and the Rapid business unit . Although the Company has significantly increased engineering headcount and spending, these expenditure increases have been slightly slower than the Company's revenue growth.

                          KLA INSTRUMENTS CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased 1.0% and 0.8% of sales, respectively, for the three and six month periods ended December 31, 1994, compared to the same periods of the prior fiscal year, prior to the effect of the non-recurring pre-tax charge of $25.2 million, for the write-off of the Metrologix acquired in-process technology. Sales and administration expenses grew slower than revenues, while representative commissions and profit sharing grew at a rate higher than revenues. The increase in profit sharing reflects the improvement in the Company's financial performance prior to the non-recurring Metrologix charge. Representative commissions increased as a percentage of sales primarily due to the rise in the share of sales to Asia-Pacific customers.

INTEREST INCOME AND OTHER, NET

     Interest income and other, net increased $1.2 million and $2.5 million, respectively, for the three and six month periods ended December 31, 1994 as compared to the same periods of the prior fiscal year. This increase is primarily attributable to higher average cash and cash equivalent balances.

PROVISION FOR INCOME TAXES

     The 32.3% estimated effective tax rate for the six month period ended December 31, 1994 is lower than the U.S. statutory rate primarily as a result of income in foreign jurisdictions having a lower than U.S. tax rate, and from the realization of net deferred tax assets previously reserved, including tax credit carryforwards, and from the realization of Foreign Sales Corporation benefits and research and development tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $19.3 million at December 31, 1994 compared to June 30, 1994. The decrease in cash and cash equivalents is entirely due to the adoption of new investment strategies and the implementation of FAS 115, which caused the reclassification of $22.7 million from cash and cash equivalents to short term investments and marketable securities. Cash generated by operations was $22.8 million. The Company used $14.2 million to acquire Metrologix in December 1994. The Company also invested $6.2 million in new cleanrooms and other capital equipment. Proceeds from the exercise of stock options and the employee stock purchase plan were $4.1 million. The Company is continuing to expand and anticipates it may begin the construction of an additional facility at its San Jose campus site during 1995. The Company believes that its current level of liquid assets, credit facilities and cash generated from operations are sufficient to fund growth through the foreseeable future.

                               KLA INSTRUMENTS CORPORATION

                                        FORM 10-Q

                                PART II: OTHER INFORMATION

Item 1  --  Legal Proceedings                                                     Not Applicable
Item 2  --  Changes in Securities                                                 Not Applicable
Item 3  --  Defaults Upon Senior Securities                                       Not Applicable
Item 4  --  Submission of Matters to a Vote of Security Holders                   Page 12
Item 5  --  Other Events                                                          Not Applicable
Item 6  --  Exhibits and Reports on Form 8-K                                      Page 13

                                     ITEM 4

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of the stockholders was held on November 16, 1994 at the Company's San Jose headquarters.

     At the meeting Mr. Leo Chamberlain and Mr. Dag Tellefsen were elected directors of the Company. Mr. Kenneth Levy, Mr. Robert Lorenzini, Mr. Samuel Rubinovitz, Dr. Yoshio Nishi, and Mr. Kenneth Schroeder continued in the office as directors after the meeting.

     At the meeting four items were put to a vote of stockholders:

1.   Election of two directors

2. Approval of an amendment to the 1981 Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the Purchase Plan by 300,000 shares.

3. Approval of an amendment to the 1982 Stock Option Plan to increase the number of shares reserved for issuance by 1,600,000 shares and to implement a per optionee share limitation.

4. Ratification of the appointment of Price Waterhouse as the independent accountants of the Company for the fiscal year ending June 30, 1995.

     The voting results were:

ITEM            DIRECTORS                 FOR        AGAINST       WITHHELD     ABSTAIN     NO VOTE
- ----   ----------------------------    ---------     --------      --------     -------     -------
 1.    Mr. Chamberlain                 19,863,163            0        24,503
       Mr. Tellefsen                   19,863,163            0     1,792,801
 2.                                    19,863,163      532,920                  32,141      2,257,235
 3.                                    19,863,163    4,529,327                  36,762      2,303,251
 4.                                    19,863,163        6,501                  26,029

                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K

     See exhibit index on page 15. The Company had no Form 8-K filings during the period ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          KLA INSTRUMENTS CORPORATION

    February 13, 1994                   Kenneth Levy
- -------------------------               -----------------------------------------------------
         [Date]                         Kenneth Levy
                                        Chairman of the Board

    February 13, 1994                   Kenneth L. Schroeder
- -------------------------               -----------------------------------------------------
         [Date]                         Kenneth L. Schroeder
                                        President

    February 13, 1994                   Robert J. Boehlke
- -------------------------               -----------------------------------------------------
         [Date]                         Robert J. Boehlke
                                        V.P. Finance and Administration
                                        Chief Financial Officer

                                    INDEX TO EXHIBITS

(I)       EXHIBITS INCORPORATED BY REFERENCE:
3.1       Certificate of Incorporation as amended (11)
3.2       Bylaws, as amended (11)
4.1       Rights Agreement dated as of March 15, 1989, between the Company and First National
          Bank of Boston, as Rights Agent. The Rights Agreement includes as Exhibit A, the form of Right Certificate, and as Exhibit B, the form of Summary of Rights to
          Purchase Common Stock (2)
10.15     Statement of Partnership to Triangle Partners dated April 12, 1983 (3)
10.16     Lease Agreement and Addendum thereto dated January 10, 1983, between BBK
          Partnership and the Company (3)
10.18     Purchase and Sale Agreement dated January 10, 1983, between BBK Partnership,
          Triangle Partners and the Company (3)
10.23     Research and Development Agreement, Cross License and Technology Transfer Agreement
          and Agreement for Option to License and Purchase Resulting Technology, all dated
          February 21, 1985, by and between KLA Development No. 3, Ltd., and the Company (4)
10.24     Research and Development Agreement dated February 21, 1985, by and between KLA
          Development No. 3, Ltd., and the Company (4)
10.25     Agreement for Option to License and Purchase Resulting Technology dated February
          21, 1985, by and between KLA Development No. 3, Ltd., and the Company (4)
10.33     (Research and Development) Agreement dated as of February 1, 1987, by and between
          IBM Corporation and the Company (5)
10.35     Research and Development Agreement, Cross License and Technology Transfer Agreement
          and Agreement for Option to License and Purchase Resulting Technology, all dated
          October 1, 1986, by and between KLA Development No. 4, Ltd., and the Company (5)
10.43     Amendment to the Exclusive Marketing Agreement dated February 23, 1989, by and between Micrion Limited Partnership and the Company (6)
10.44     Bank Loan Guarantee dated June 29, 1989, by the Company in favor of The First
          National Bank of Boston for the Micrion Limited Partnership (6)
10.45     Distribution Agreement, Manufacturing License Agreement, and Technical Marketing
          Assistance Agreement, all dated July 1990, by and between Tokyo Electron Limited, a
          Japanese Corporation, and the Company (7)
10.46     Principle facility Purchase Agreement dated July 1990, including all exhibits and amendments; Lease Agreement, Termination of Lease, Lot line adjustment, rights of first refusal, Deeds of Trust (7)
10.47     Joint Venture Agreement between the Company and Nippon Mining Company, Limited, dated September 18, 1990 (8)
10.48     Exercise of Option to Purchase Technology made effective as of September 30, 1989, by and between KLA Development No. 3, and the Company (8)
10.49     Exercise of Option to Purchase Technology made effective as of January 1, 1990, by and between KLA Development No. 4, and the Company (8)
10.51     Guarantee Agreement between First National Bank of Boston and the Company, dated
          June 29, 1989 (8)
10.52     Amendment to the Guarantee Agreement between First National Bank of Boston and the
          Company, dated April 19, 1991 (8)
10.53     Secured Installment Note between Micrion and First National Bank of Boston, dated
          April 19, 1991 (8)
10.54     Micrion Corporation Series E Preferred Stock Purchase Agreement, dated September
          13, 1991 (8)
10.55     Micrion Corporation Guaranty and Warrant Agreement, dated December 8, 1989 (8)
10.57     Stock repurchase and option grant agreement between Bob Boehlke and the Company, dated April 22, 1991 (8)
10.58     Purchase Agreement between the Company and Ono Sokki Co., Ltd., dated October 18,
          1991 with certain portions for which confidential treatment has been requested, excised (9)
10.59     Credit Agreement between Bank of America NT & SA and the Company, dated November
          15, 1991, as amended July 29, 1992 (9)
10.60     Employment agreement between the Company and Kenneth L. Schroeder dated October 4,
          1991 (9)
10.61     Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated October 28, 1992 (10)


10.62     Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated December 31, 1992 (10)
10.63     Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated February 28, 1993 (10)
10.64     Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated March 31, 1993 (10)
10.65     Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated June 1, 1993 (10)
10.66     Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated December 31, 1993 (16)
10.67     Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated March 31, 1994 (16)
10.68     Credit Agreement between Bank of America NT & SA and the Company, dated April 30,
          1994 (16)
10.71     1990 Outside Directors Stock Option Plan (14)

(II)      EXHIBITS INCLUDED HEREWITH:
10.73     Amendment of Credit Agreement between Bank of America NT & SA and the Company dated
          December 31, 1994
10.74     1981 Employee Stock Purchase Plan, as amended by the Board of Directors on October
          7, 1994
10.75     1982 Stock Option Plan, as amended by the Board of Directors on October 7, 1994
27        Financial Data Schedule



- ---------------

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

7 Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1990

8 Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1991

9 Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1992

10 Filed as the same exhibit number as set forth herein to Registrant's Form
   10-K for the year ended June 30, 1993

11 Filed as the same exhibit number to Registrant's registration statement no.
   33-51819 on Form S-3, dated February 2, 1994

14 Filed as exhibit number 4.6 as set forth herein to Registrant's Form 10-K for the year ended June 30, 1991

16 Filed as the same exhibit number as set forth herein to Registrant's Form
   10-K for the year ended June 30, 1994