Form 10-Q/A
period 1994-12-31
KLA INSTRUMENTS CORP
filed 1995-02-15
CIK 319201

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended:   December 31, 1994

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

                ______________________________________________


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  ___X___       No______


          Common shares outstanding at December 31, 1994:  23,224,000

                     THIS AMENDMENT 10-Q/A CONTAINS 4 PAGES

                             FORM 10-Q/A AMENDMENT


           The registrant hereby amends Part II Item 4 Submission of Matters to a Vote of Security holders by filing herewith Item 4 Submission of Matters to a Vote of Security Holders.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KLA INSTRUMENTS CORPORATION


                                          By: /s/    William Turner
                                              -------------------------------
                                                     William Turner
                                          Vice President/Corporate Controller
Date: February 15, 1995

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

4. Ratification of the appointment of Price Waterhouse as the independent accountants of the Company for the fiscal year ending June 30, 1995.

The voting results were:

Item                             For           Against        Withheld       Abstain        No Vote
- ----                             ---           -------        --------       -------        -------

1.   Directors
     ---------
     Mr. Chamberlain          19,838,660              0          24,503
     Mr. Tellefsen            18,070,362              0       1,792,801

2.                            17,040,867        532,920                      32,141        2,257,235

3.                            12,993,823      4,529,327                      36,762        2,303,251

4.                            19,830,633          6,501                      26,029