Form 10-Q
period 1995-03-31
KLA INSTRUMENTS CORP
filed 1995-05-11
CIK 319201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 1995

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------

                          COMMISSION FILE NUMBER 0-9992

                           KLA INSTRUMENTS CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          04-2564110
               --------                                          ----------
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

                ================================================

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No
                                    -----    -----

         Common shares outstanding at March 31, 1995:       23,443,000

         This report, including all exhibits and attachments, contains 21 pages.

                           KLA INSTRUMENTS CORPORATION

                                      INDEX

                                                                                   Page
PART I           FINANCIAL INFORMATION                                            Number
- ------           ---------------------                                            ------
Item 1           Financial Statements:

                     Condensed Consolidated Statements of Operations
                     Three Months Ended March 31, 1994 and 1995   . . . . . . .     3
                     Nine Months Ended March 31, 1994 and 1995  . . . . . . . .     4

                     Condensed Consolidated Balance Sheet   . . . . . . . . . .     5

                     Condensed Consolidated Statement of Cash Flow  . . . . . .     6

                     Notes to Condensed Consolidated Financial Information  . .     7

Item 2           Management's Discussion and Analysis of Results of
                 Operations and Financial Condition . . . . . . . . . . . . . .  8-10

PART II          OTHER INFORMATION
- -------          -----------------
Items 1-6 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11-12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14

                           KLA INSTRUMENTS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                    1994                      1995
                                                                    ----                      ----
Net sales                                                         $  62,665                $  118,142
                                                                  ---------                ----------
Costs and expenses:
    Cost of sales                                                    33,308                    54,202
    Engineering, research and development                             5,486                    12,294
    Selling, general and administrative                              12,014                    21,565
                                                                  ---------                ----------
                                                                     50,808                    88,061
                                                                  ---------                ----------
Income from operations                                               11,857                    30,081
Interest income and other, net                                          642                     2,327
Interest expense                                                       (458)                     (643)
                                                                  ---------                ----------
Income before income taxes                                           12,041                    31,765
Provision for income taxes                                            3,010                    10,927
                                                                  ---------                ----------
Net income                                                        $   9,031                $   20,838
                                                                  =========                ==========
Net income per share                                              $    0.40                $     0.86
                                                                  =========                ==========
Weighted average number of common and
    dilutive common equivalent shares outstanding                    22,729                    24,266



See accompanying notes to condensed consolidated financial information.

                           KLA INSTRUMENTS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           NINE MONTHS ENDED MARCH 31,
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                       1994         1995
                                                       ----         ----
Net sales                                           $ 171,656    $ 306,032
                                                    ---------    ---------
Costs and expenses:
    Cost of sales                                      96,886      143,178
    Engineering, research and development              15,262       29,284
    Selling, general and administrative                33,257       59,754
    Write-off of acquired in-process technology          --         25,240
                                                    ---------    ---------
                                                      145,405      257,456
                                                    ---------    ---------
Income from operations                                 26,251       48,576
Interest income and other, net                          1,191        5,359
Interest expense                                       (1,453)      (1,725)
                                                    ---------    ---------
Income before income taxes                             25,989       52,210
Provision for income taxes                              6,500       17,528
                                                    ---------    ---------
Net income                                          $  19,489    $  34,682
                                                    =========    =========
Net income per share                                $    0.91    $    1.44
                                                    =========    =========
Weighted average number of common and
    dilutive common equivalent shares outstanding      21,479       24,080





See accompanying notes to condensed consolidated financial information.

                           KLA INSTRUMENTS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                 June 30,     March 31,
                                                                   1994         1995
                                                                ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                                     $ 139,126    $  59,723
  Short-term investments                                             --         23,596
  Accounts receivable, net                                         74,226      122,513
  Inventories                                                      53,265       75,001
  Other current assets                                             11,838       11,957
                                                                ---------    ---------
         Total current assets                                     278,455      292,790

Land, property and equipment, net                                  37,149       44,172
Marketable securities                                                --         57,708
Other assets                                                        5,966        6,638
                                                                ---------    ---------
Total assets                                                    $ 321,570    $ 401,308
                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Notes payable                                               $   4,673    $   2,721
    Current portion of long-term debt                                --         20,000
    Accounts payable                                               11,890       14,306
    Income taxes payable                                           12,466       22,982
    Other current liabilities                                      36,553       63,209
                                                                ---------    ---------
Total current liabilities                                          65,582      123,218
                                                                ---------    ---------

Deferred income taxes                                               8,606        8,606
Long-term debt                                                     20,000         --
                                                                ---------    ---------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value, 1,000 shares authorized,
    none outstanding                                                 --           --
  Common stock, $0.001 par value, 75,000 shares authorized,
    22,864 and 23,443 shares issued and outstanding                    23           23
  Capital in excess of par value                                  147,358      153,204
  Retained earnings                                                80,275      114,957
  Treasury stock                                                     (581)        (581)
  Net unrealized gain on investments                                 --            571
  Cumulative translation adjustment                                   307        1,310
                                                                ---------    ---------
         Total stockholders' equity                               227,382      269,484
                                                                ---------    ---------
Total liabilities and stockholders' equity                      $ 321,570    $ 401,308
                                                                =========    =========


See accompanying notes to condensed consolidated financial information.

                           KLA INSTRUMENTS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                           NINE MONTHS ENDED MARCH 31,
                                 (In thousands)
                                   (Unaudited)

                                                            1994         1995
                                                         ---------    ---------
Cash flows from operating activities:
  Net income                                             $  19,489    $  34,682
  Adjustments required to reconcile net income to cash
  provided by (used for) operations:

    Depreciation and amortization                            8,530        7,994
    Write-off of acquired in-process technology               --         16,154
    Changes in assets and liabilities:

      Accounts receivable, net                             (34,022)     (47,701)
      Inventories, net                                      (7,088)     (18,354)
      Other current assets                                    (196)         (90)
      Accounts payable                                       1,580        1,439
      Income taxes payable and deferred income taxes         3,356       10,516
      Other current liabilities                              1,439       22,562
      Other assets                                            (174)      (2,559)
                                                         ---------    ---------
Cash provided by (used for) operating activities            (7,086)      24,643
                                                         ---------    ---------

Cash flows from investing activities:
  Capital expenditures                                      (3,297)     (12,756)
  Short-term investments                                      --        (23,596)
  Long-term marketable securities                             --        (57,708)
  Net unrealized gain on investments                                        571
  Acquisition of Metrologix                                   --        (14,182)
                                                         ---------    ---------
Cash (used for) investing activities                        (3,297)    (107,671)
                                                         ---------    ---------

Cash flows from financing activities:
  Short-term borrowings and current portion of
    long-term debt, net                                     (3,500)      (3,225)
  Sales of common stock                                     75,388        5,847
                                                         ---------    ---------
Cash provided by financing activities                       71,888        2,622
                                                         ---------    ---------

Effect of exchange rate changes on cash                         57        1,003
                                                         ---------    ---------

Increase/(decrease) in cash and cash equivalents            61,562      (79,403)
Cash and cash equivalents at beginning of period            52,362      139,126
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 113,924    $  59,723
                                                         =========    =========

Supplemental disclosure for cash flow information.

CASH PAID DURING THE PERIOD FOR:
  INTEREST                                                $  1,096      $ 1,712
  INCOME TAXES                                               2,802       15,530


See accompanying notes to condensed consolidated financial information.

                           KLA INSTRUMENTS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                   (IN '000'S)
                                    UNAUDITED

1) This information is unaudited but, in the opinion of the Company's management, all adjustments (consisting only of adjustments that are of a normal recurring nature) necessary for a fair statement of results have been included. The results for the quarter and the nine month period ended March 31, 1995, are not necessarily indicative of results to be expected for the entire fiscal year. This financial information should be read in conjunction with the Company's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended June 30, 1994.

2) Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Investments in Certain Debt and Equity Securities" (FAS 115), which requires investment securities to be classified as either held to maturity, trading or available for sale. The Company reviewed its portfolio and determined that its investment portfolio would be classified as available for sale. Under FAS 115, for those investments classified as available for sale, the difference between an investment's cost and its fair value has been recorded as a separate component of stockholder's equity.

3)       Details of certain balance sheet components:

                                                                           June 30,              March 31,
                                                                            1994                   1995
                                                                           --------              --------
                 Inventories:
                 -----------
                   Systems raw materials                                   $ 12,597              $ 17,878
                   Customer service spares                                   12,220                11,994
                   Work-in-process                                           13,348                25,007
                   Demonstration equipment                                   15,100                20,122
                                                                           --------              --------
                                                                           $ 53,265              $ 75,001
                                                                           ========              ========
                 Other Current Liabilities:
                 -------------------------
                   Accrued compensation and benefits                       $ 16,328              $ 26,005
                   Accrued warranty and installation                         14,367                20,075
                   Unearned service contract revenue                          3,054                12,098
                   Other                                                      2,804                 5,031
                                                                           --------              --------
                                                                           $ 36,553              $ 63,209
                                                                           ========              ========


4) In December 1994, the Company acquired Metrologix Inc., (Metrologix), a manufacturer of advanced electron beam measurement equipment for $14.2 million in cash. This acquisition was accounted for as a purchase and the total acquisition cost of $16.1 million has been allocated to assets acquired and liabilities assumed. A significant portion of the acquisition cost was allocated to acquired in-process technology. During December 1994, the Company wrote-off the acquired in-process technology resulting in an after-tax charge of $16.2 million ($25.2 million pre-tax). The results of operations for Metrologix from the date of the acquisition to March 31, 1995 were immaterial.

5) In April, 1995, the Company raised approximately $90.7 million, net of offering costs, in a public offering of 1,500,000 new shares of common stock.

                           KLA INSTRUMENTS CORPORATION


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Third Quarter and Nine Months of Fiscal 1995 Compared with Third Quarter and Nine Months of Fiscal 1994

Metrologix

In December 1994, the Company acquired Metrologix Inc., (Metrologix), a manufacturer of advanced electron beam measurement equipment. Except for the non-recurring write-off of the Metrologix technology, the acquisition did not have a material impact on the financial performance of the Company. The Company does not expect the Metrologix business to have a significant impact on earnings during the remainder of the fiscal year.

Net Sales

Net sales increased 88.5% and 78.3%, respectively, for the three and nine month periods ended March 31, 1995 as compared to the prior fiscal year. Sales of wafer inspection units by the Company's WISARD business unit (WISARD) were predominantly responsible for the dollar increase in net sales. The Company attributes the continuing increase of WISARD's sales primarily to the fact that the world's most sophisticated users of KLA's yield monitoring systems continued the trend of adopting multiple units per fab. Presently, the most extensive users have between six and nine KLA yield monitoring units installed or on order per fab. The Metrology division also recorded significant increases in net sales, due to overall strength in the semiconductor industry and increasing customer acceptance of the KLA 5100.

Gross Margin

Gross margins were 54.1% and 53.2%, respectively, for the three and nine month periods ended March 31, 1995 compared to 46.8% and 43.6% for the same periods of the prior fiscal year. The increase in the gross margins was due primarily to the increasing favorable mix of business towards the more profitable WISARD products. Volume efficiencies also contributed to gross margin improvement in WISARD and in the Metrology division. The Metrology division's gross margin increase was also attributable to a favorable product mix.

Engineering, Research and Development

Engineering, research and development expenses were 10.4% and 9.6% of net sales, respectively, for the three and nine month periods ended March 31, 1995 compared to 8.8% and 8.9% of net sales, for the same periods of the prior fiscal year. Net engineering expenditures rose $6.8 million and $14.0 million, respectively, during the three and nine month periods of fiscal 1995 compared to the prior fiscal year. WISARD, the Rapid business unit, and new product lines (PRISM and E-Beam Metrology) each contributed to the dollar increase in engineering expenses. WISARD's increase was due to the business unit's on-going effort to add and expand research and development programs.

                           KLA INSTRUMENTS CORPORATION



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


Selling, General and Administrative

Selling, general and administrative expenses were 18.3% and 19.5% of net sales, respectively, for the three and nine month periods ended March 31, 1995 compared to 19.2% and 19.4% of net sales, for the same periods of the prior fiscal year. During the quarter ended March 31, 1995, administrative expenses and representative commissions grew at a rate slower than sales. This was partially offset by profit sharing and sales expenses, which grew faster than revenues. For the nine months ended March 31, 1995, the percentage decrease in sales and administrative expenses was slightly smaller than the percentage increase in profit sharing expense and representative commissions.

Write -off of Acquired In-process Technology

In December 1994, the Company acquired Metrologix, a manufacturer of advanced electron beam measurement equipment. A significant portion of the purchase price was allocated to acquired in-process technology. During December 1994, the Company wrote-off the acquired in-process technology resulting in a pre-tax charge of $25.2 million ($16.2 million after-tax).

Interest Income and Other, net

Interest income and other, net increased $1.7 million and $4.2 million, respectively, for the three and nine month periods ended March 31, 1995 as compared to the same periods of the prior fiscal year. This increase is attributable to both higher average cash, cash equivalent and marketable security balances and to higher average interest rates.

Provision for Income Taxes

The 33.6% estimated effective tax rate for the nine month period ended March 31, 1995 is lower than the U.S. statutory rate primarily as a result of (a) income in foreign jurisdictions having a lower than U.S. tax rate, (b) the realization of Foreign Sales Corporation benefits, (c) the utilization of research and development tax credits and (d) the realization of net deferred tax assets previously reserved, including tax credit carryforwards.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased $79.4 million at March 31, 1995 compared to June 30, 1994. The decrease in cash and cash equivalents is due to the adoption of new investment strategies and the reclassification of $81.3 million from cash and cash equivalents to short term investments and marketable securities. Cash generated by operations was $24.6 million. Included in the cash generated from operations was a cash use of $47.7 million for accounts receivable. Receivables increased in part because of a $44.9 million increase in net quarterly sales from the fourth fiscal quarter of 1994 to the third fiscal quarter of 1995. The Company used $14.2 million to acquire Metrologix in December 1994. The Company also invested $12.8 million in new cleanrooms, leasehold improvements and computer equipment. Proceeds from the exercise of stock options and the employee stock purchase plan were $5.8 million. In order to accommodate increasing demand for its products, the Company has begun the construction of an additional facility at its San Jose campus. In May 1995, the Company received net proceeds of approximately $90.7 million from its public offering of 1,500,000 new shares of common stock. The Company believes that its current level of liquid assets, credit facilities and cash generated from operations are sufficient to fund growth through the foreseeable future.

                 [KLA CORPORATION LOGO] INSTRUMENTS CORPORATION

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

Item 3     -     Defaults Upon Senior Securities                                 Not Applicable

Item 4     -     Submission of Matters to a Vote of Security Holders             Not Applicable

Item 5     -     Other Events                                                    Not Applicable

Item 6     -     Exhibits and Reports on Form 8-K                                Page 12

                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K

See exhibit index on page 14. The Company had no Form 8-K filings during the period ended March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 [KLA CORPORATION LOGO] INSTRUMENTS CORPORATION




May 11, 1995                        /s/ Robert J. Boehlke
- -----------------                   -------------------------------
      [Date]                        Robert J. Boehlke
                                    V.P. Finance and Administration
                                    Chief Financial Officer

                                INDEX TO EXHIBITS

(i)      EXHIBITS INCORPORATED BY REFERENCE:
3.1      Certificate of Incorporation as amended(7)

3.2      Bylaws, as amended(7)

4.1      Rights Agreement dated as of March 15, 1989, between the Company and
            First National Bank of Boston, as Rights Agent. The Rights Agreement includes as Exhibit A, the form of Right Certificate, and as Exhibit B, the form of Summary of Rights to Purchase Common Stock(1)

10.15    Statement of Partnership to Triangle Partners dated April 12, 1983(2)

10.16    Lease Agreement and Addendum thereto dated January 10, 1983, between
            BBK Partnership and the Company(2)

10.18    Purchase and Sale Agreement dated January 10, 1983, between BBK
            Partnership, Triangle Partners and the Company(2)

10.35    Research and Development Agreement, Cross License and Technology
            Transfer Agreement and Agreement for Option to License and Purchase
            Resulting Technology, all dated October 1, 1986, by and between KLA
            Development No. 4, Ltd., and the Company(3)

10.45    Distribution Agreement dated July 1990, by and between Tokyo Electron
            Limited, a Japanese Corporation, and the Company(4)

10.46    Principle facility Purchase Agreement dated July 1990, including all exhibits and amendments; Lease Agreement, Termination of Lease, Lot line adjustment, rights of first refusal, Deeds of Trust(4)

10.47    Joint Venture Agreement between the Company and Nippon Mining Company,
             Limited, dated September 18, 1990(5)

10.49    Exercise of Option to Purchase made effective as of January 1, 1990, by and between KLA Development No. 4, and the Company(5)

10.54    Micrion Corporation Series E Preferred Stock Purchase Agreement, dated
             September 13, 1991(6)

10.67    Amendment of Credit Agreement between Bank of America NT & SA and the
             Company, dated March 31, 1994(9)

10.68    Credit Agreement between Bank of America NT & SA and the Company, dated
             April 30, 1994(9)

10.71    1990 Outside Directors Stock Option Plan(8)

10.73    Amendment of Credit Agreement between Bank of America NT & SA and the
             Company dated December 31, 1994(10)

10.74    1981 Employee Stock Purchase Plan, as amended by the Board of Directors on October 7, 1994(10)

10.75    1982 Stock Option Plan, as amended by the Board of Directors on
             October 7, 1994(10)

(ii) EXHIBITS INCLUDED HEREWITH:

10.76    Amendment of Credit Agreement between Bank of America NT & SA and the
             Company dated February 15, 1995

27       Financial Data Schedule

- ----------------
(1) Filed as exhibit number 1 to Form 8-A, filed effective March 23, 1989

(2) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1983

(3) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1987

(4) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1990

(5) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1991

(6) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1992

(7) Filed as the same exhibit number to Registrant's registration statement no.33-51819 on Form S-3, dated February 2, 1994

(8) Filed as exhibit number 4.6 as set forth herein to Registrant's Form 10-K for the year ended June 30, 1991

(9) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1994

(10) Filed as the same exhibit number as set forth herein to Registrant's Form 10-Q for the quarter ended December 31, 1994