Form 10-K
period 1995-06-30
KLA INSTRUMENTS CORP
filed 1995-09-27
CIK 319201

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    [FEE REQUIRED]
    FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    [NO FEE REQUIRED]
    FOR THE TRANSITION PERIOD FROM         TO        COMMISSION FILE NO. 0-9992
                                  ---------  --------

                           KLA INSTRUMENTS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                              04-2564110
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

            160 RIO ROBLES                                         95134
         SAN JOSE, CALIFORNIA                                    (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 468-4200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------             -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of the registrant's stock, as of August 31, 1995, was $1,767,219,628. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The registrant had 25,136,065 shares of Common Stock outstanding as of August 31, 1995.

===============================================================================

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1995 ("1995 Annual Report to Stockholders" ) are incorporated by reference into Parts I, II and IV of this Report.

     Portions of the Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement" ) to be held on November 15, 1995, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended June 30, 1995, are incorporated by reference into Part III of this Report.


PART I

Item 1.   DESCRIPTION OF BUSINESS

THE COMPANY AND ITS PRODUCTS

     The Company was incorporated under the laws of the State of Delaware in July 1975. The Company's headquarters are located at 160 Rio Robles, San Jose, California, 95134, telephone (408) 468-4200. Unless the text requires otherwise, the "Company" or "KLA" refers to KLA Instruments Corporation and its subsidiaries.

     KLA is the leader in the design, manufacture, marketing and service of yield management and process monitoring systems for the semiconductor industry. KLA believes that it is the world's largest supplier to the wafer and reticle inspection and optical metrology equipment markets. KLA's systems are used to analyze product and process quality at critical steps in the manufacture of integrated circuits and to provide feedback so that fabrication problems can be identified, addressed and contained. This understanding of defect sources and how to contain them enables semiconductor manufacturers to increase yields. Quickly attaining and then maintaining high yields is one of the most important determinants of profitability in the semiconductor industry. The Company believes that its customers typically experience rapid paybacks on their investments in the Company's systems. The Company sells to virtually all of the world's semiconductor manufacturers and has achieved very high market shares in its principal businesses.

     The Company's technological strength has enabled it to develop and introduce major new product families in the past three years for the following three business units: WISARD, which addresses semiconductor wafer inspection; RAPID, which addresses reticle inspection; and Metrology, which addresses overlay registration and linewidth measurement. The Company believes that its WISARD and RAPID product families incorporate proprietary technologies which provide greater sensitivity to defects than any competing systems.


YIELD MANAGEMENT

     Maximizing yields, or the number of good die per wafer, is a key goal of modern semiconductor manufacturing. Higher yields increase the revenue a manufacturer can obtain for each semiconductor wafer processed. As geometry linewidths decrease, yields become more sensitive to the size and density of defects. Semiconductor manufacturers use yield management and process monitoring systems to improve yields by identifying defects, by analyzing them to determine process problems, and, after corrective action has been taken, by monitoring subsequent results to ensure that the problem has been contained. Monitoring and analysis often takes place at various points in the fabrication process as wafers move through a production cycle consisting of hundreds of separate process steps.

     Semiconductor factories are increasingly expensive to build and equip. Yield management and process monitoring systems, which typically represent a small percentage of the total investment required to build and equip a fabrication facility, enable integrated circuit manufacturers to leverage these expensive facilities and improve their returns on investment.

     The most significant opportunities for yield improvement generally occur when production is started at new factories and when new products are first built. Equipment that helps a manufacturer quickly increase new product yields enables the manufacturer to offer these new products in volume at a time when they are likely to generate the greatest profits.

     The following are some of the methods used to manage yield, all of which require the capture and analysis of data gathered through many measurements:

- -    Engineering analysis is performed off the manufacturing line to identify and analyze defect sources. Engineering analysis equipment operates with very high sensitivity to enable comprehensive analysis of wafers. Because they operate off-line, engineering analysis systems do not require high speeds of operation.

- -    In-line monitoring is used to review the status of circuits during production steps. Information generated is used to determine whether the fabrication process steps are within required tolerances and to make any necessary process adjustments in real-time before wafer lots move to subsequent process stations. Because the information is needed quickly to be of greatest value, in-line monitoring requires both high throughput and high sensitivity.

- -    Pass/fail tests are used at several steps in the manufacturing process to evaluate products. For example, a pass/fail test is used to determine whether reticles used in photolithography are defect-free; electrical pass/fail testing is performed at the end of the manufacturing process to determine whether products meet performance specifications.


KLA STRATEGY

     KLA is the premier supplier of yield management and process monitoring systems to the semiconductor manufacturing industry. Key elements of KLA's strategy are as follows:

- -    Leadership in Yield Management. The Company believes that yield management requires both the ability to identify defects and the ability to use defect data (i) to recognize patterns which reveal process problems, and (ii) to resolve and contain process flaws which are causing reduced yields. The Company has developed yield management solutions that consist of sophisticated defect detection sensors located at key steps in the production process, as well as analysis stations with relational database software, that enable isolation of defect sources, identification of problem causes and implementation of corrective action.

     The Company believes that its worldwide organization of more than 90 applications engineers provides an important competitive advantage. These applications engineers serve as yield management consultants to the Company's customers, assisting in applying KLA's systems to accelerate yield improvement and achieve real-time process control.

- -    Expansion of In-Line Monitoring Markets. Several years ago, the Company recognized the industry's need for in-line monitoring to provide real-time process management capability. Prior to the introduction of KLA's 2100 series, no supplier's products were capable of both the speed and the sensitivity needed for in-line inspection for all defect types at critical process steps. In-line inspection is a critical yield enhancement and cost reduction technique because it allows defect detection in real-time rather than waiting until after final test results become available to discover problems that have a significant yield impact. In response, the Company devoted substantial resources to developing systems with the throughput, reliability and associated data analysis capabilities for in-process inspection. During the past several years, customers' use of the Company's wafer inspection systems began evolving from single system, off-line engineering analysis applications to multiple systems directly monitoring critical steps on advanced fabrication lines. Most of the Company's customers are now adopting the KLA methodology of installing multiple systems directly monitoring critical steps in the integrated circuit manufacturing process. The Company believes that the market for in-line monitoring systems is several times larger than its traditional market for engineering analysis systems.

- -    Development of In-Line Monitoring Market. KLA's strategy is to leverage its technology leadership to develop new hardware and software yield management tools. The Company has committed significant resources to internally developing emerging yield management technologies. KLA has also acquired technologies that it believes will be critical to enhancing its long-term competitive position. In fiscal 1995, the Company enhanced its position in the market for yield management and process monitoring systems by expanding its product offerings to include yield management software through its recently formed PRISM division, and electron beam ("E-Beam") metrology applications through the December 1994 acquisition of Metrologix, Inc. The Company's long-term strategy is to link information from its new and existing products, as well as from measurement systems manufactured by others, to form an integrated network of detection and analysis systems.

YIELD MANAGEMENT AND PROCESS MONITORING SYSTEMS

     KLA's systems are developed to offer its customers integrated yield management solutions. KLA offers inspection systems for key steps in the semiconductor manufacturing process and analysis systems comprised of database management hardware and software to translate raw inspection data into patterns which reveal process problems. The Company's wafer inspection and metrology systems are used for engineering analysis and in-line monitoring, and its reticle inspection systems and wafer probers are used for pass/fail tests. The Company's software productivity and analysis systems collect, store and analyze data collected by test equipment manufactured by both the Company and others to provide semiconductor manufacturers with an integrated yield management application. The Company's principal business units are: Wafer Inspection Systems (WISARD); Reticle Inspection Systems (RAPID); Metrology, including Optical Metrology and E-Beam Metrology; Wafer Probing Systems (ATS); Software Productivity and Analysis Systems (PRISM); and Scanning Electron Microscope Inspection Systems (SEMSpec).

WISARD - WAFER INSPECTION SYSTEMS

     KLA's WISARD business unit created the market for automated inspection of semiconductor wafers with the introduction of the KLA 2000 series over ten years ago. KLA continues to have a predominant market share with its current generation of wafer inspection systems, the 2100 series.

     KLA's 2100 series, combined with a dedicated defect data gathering and analysis workstation, the KLA 2552, and an off-line Review Station, the KLA 2608, provides semiconductor manufacturers with a yield management system sensitive enough for engineering analysis and fast enough for in-line monitoring of the semiconductor manufacturing process. The 2100 series of inspection systems offers an increase in inspection speed of up to 2,000 times over that of KLA's original wafer inspection system. This marked increase in speed and sensitivity allows customers to obtain very prompt feedback on process status by placing wafer inspection systems on the production line.

     The selection of the technology architecture for the 2100 series was made to allow the base unit to support a family of products capable of performance enhancements through upgrades of various subsystems. The first model, the KLA 2110, was introduced in 1991 with sufficient speed and sensitivity to enable in-line inspection of repeating arrays typical in memory devices. KLA introduced a new repeating array model in 1992, the KLA 2111, which operated at up to five times the speed of the KLA 2110 and had improved sensitivity. In 1995, KLA introduced the 2112 for repeating array with greater sensitivity and greater maximum speed.

     In 1992, KLA introduced the KLA 2130 which is capable of "all pattern" inspection required for microprocessors and other logic devices as well as both the logic and repeating array portions of memory devices. In late 1993, KLA introduced the new 2131 model for all pattern inspection which operates at up to twice the speed of the KLA 2130 and with higher sensitivity. In 1995, KLA introduced the 2132 for all pattern inspection with higher sensitivity and higher maximum speed. The Company believes that there are further opportunities to expand the 2100 series and has several new models under development.

     To manage defect data, KLA offers the KLA 2552 Analysis Station, a multi-user work station using a relational database for storing defect coordinates and digitized images. Defect analysis and image review operate through a Windows(TM) -based interface. The KLA 2552 incorporates an open architecture which consolidates data from inspection systems, review stations, wafer sort electrical testers, host computers, and scanning electron microscopes
(SEMs). The data analysis software provides statistical process control reports, defect source analysis, and automated correlation of in-line process defects to bit failures. The graphical software combines both data and image to produce wafer maps, trend charts, and video review. When coupled with an optional remote terminal, the KLA 2552 permits process engineers in remote locations to link to the database of defect records and images to perform further analyses or compare data from different wafer fabrication facilities.

     The KLA 2608 Review Station provides a platform for reviewing and classifying defects detected on KLA and non-KLA wafer inspection systems. An operator may append classification codes to the defect record, a record which also includes wafer number, die coordinates, defect location, and defect size.


     The average selling prices of KLA's 2100 series of wafer inspection systems range from approximately $1 million to approximately $2.5 million.

RAPID-RETICLE INSPECTION SYSTEMS

     RAPID, KLA's first business unit, created the market for automated inspection of reticles and photomasks for the semiconductor manufacturing industry over 17 years ago and continues to have a predominant market share. KLA has delivered over 700 reticle and photomask inspection systems worldwide.

     During photolithography, a stepper projects a circuit pattern from a reticle onto a wafer. Error-free reticles are the first step in ensuring high yields in the manufacturing process because defects in reticles can translate into millions of ruined die.

     In 1992, KLA introduced its new generation of reticle inspection systems, the 300 series. The KLA 301 Reticle Inspection System and the KLA 30 Reference Data Computer together form the KLA 331 Inspection System, which represents a major advance in speed, sensitivity and flexibility. The KLA 331 offers the highest inspection sensitivity available in the marketplace, which the Company believes is vital to meet reticle inspection requirements for today's more complex microprocessors and larger DRAMs. This dedicated image processor employs a flexible system architecture which permits future upgrades and enhancements through software, rather than hardware changes. Furthermore, the KLA 331's optics include a rotating telescope turret to provide three sensitivities in one system. The KLA 331 offers flexibility for users who need a versatile inspection system to address the inspection needs of both the most demanding and the more routine semiconductor manufacturing processes. Users may obtain higher throughput by selecting lower sensitivity inspections.

     The KLA 331 incorporates a reference database generator and data preparation system which give full die-to-database functionality to the inspection, permitting inspection against the ideal reticle pattern as specified by the user's CAD program. The Company is continuing to develop enhancements to the KLA 331 inspection system to improve performance, serviceability and reliability.

     The Company recently introduced a new reticle inspection product, STARlight, which uses reflected and transmitted light detection techniques simultaneously to identify reticle contaminants, including particles. STARlight permits users to identify defects which previously had not been detectable. The Company believes STARlight will be applied by mask manufacturers and semiconductor manufacturers. STARlight is offered as an option on the KLA 331 inspection system and as a stand-alone unit.

     During fiscal 1993 and 1994, delays in completing all features of the KLA 331 systems caused a decline in RAPID's business as many customers waited for the new model. In fiscal 1995, system enhancements coupled with successful customer demonstrations resulted in increased industry acceptance of the KLA 331.

     The average selling prices of KLA's 331 inspection systems range from approximately $1.7 million to approximately $3 million.

METROLOGY GROUP

     Optical Metrology Business Unit. Lithography for sub-micron semiconductor fabrication requires increasingly stringent overlay and critical dimension tolerances. In particular, decreasing linewidths, larger die sizes, and additional layers have made overlay mis-registration errors a crucial cause of yield loss. To address these challenges, KLA offers the KLA 5000 series metrology systems: the 5100 for overlay; and the 5105 for both overlay and critical dimension measurement. KLA estimates that during its fiscal 1994 and 1995, it had the leading share in the worldwide market for overlay registration systems.

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

     The average selling prices of KLA's metrology systems for the semiconductor industry range from approximately $300,000 to approximately $550,000, and systems for the disk drive industry range from approximately $500,000 to approximately $900,000.

     E-Beam Metrology Business Unit. KLA broadened its portfolio of metrology products in December 1994 with the acquisition of Metrologix, Inc., a manufacturer of advanced electron beam measurement equipment. With this acquisition, KLA's E-Beam Metrology business gained an established position in the CD SEM inspection market, a market which KLA believes is larger than the optical overlay market, and one which it believes will grow as semiconductor manufacturers continue to produce more complex semiconductor devices.

     KLA's first generation E-Beam metrology system features high throughput and automated setup. One major U.S. memory manufacturer and two major U.S. microprocessor manufacturers have purchased multiple systems for use in both production and research and development. KLA anticipates increasing its expenditures for engineering and manufacturing to enhance the capabilities of the E-Beam metrology system.

     The average selling prices of KLA's E-Beam metrology systems range from approximately $1.1 million to approximately $1.4 million.

ATS DIVISION-WAFER PROBING SYSTEMS

     The ATS division sells and services a family of automated wafer probers and accessories which position individual semiconductor devices still in wafer form under electrical test probes. The probers work in conjunction with electronic parametric and functional testers to perform fully automated tests of the performance of completed die before the wafers are diced and packaged. The electrical test procedure also identifies failed die, classifies die by performance and generates a database of test results for use in process control.

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

     The average selling prices of KLA's basic wafer prober systems range from approximately $130,000 to approximately $600,000.

PRISM-SOFTWARE PRODUCTIVITY AND ANALYSIS SYSTEMS

     The PRISM division was formed in April 1994 to address the market for software products that can be utilized in semiconductor fabrication applications for yield management and productivity improvement. The PRISM division is developing and marketing two software product lines, Discovery and CIMA. Discovery is an enterprise-wide yield management system that collects, stores and correlates yield information from multiple data sources in a fabrication facility. This product was the result of a cooperative development project with Motorola. The Company released production versions of Discovery in early fiscal 1996. CIMA is a test floor automation product that was developed by the Company and introduced in August 1994. CIMA collects test data from, and automates the operation of, the wafer floor. CIMA is currently in production and is installed in several modern fabrication facilities. PRISM has formed a client services organization to provide system integration and consulting services to assist its customers in the integration of its software products into the facility's information systems.

     The average selling prices of KLA's Discovery software range from approximately $1 million to approximately $2 million. The average selling prices of KLA's CIMA software range from approximately $10,000 to approximately $40,000.

SEMSPEC-SCANNING ELECTRON MICROSCOPE INSPECTION SYSTEMS

     As feature sizes of semiconductor circuits continue to decrease for leading edge semiconductor products, the Company believes that conventional optical technologies ultimately will begin to reach physical limits imposed by the wavelength of light and fail to provide the necessary inspection resolution. Working closely with those customers with the most advanced inspection requirements, KLA has developed the world's only fully automatic electron beam inspection systems. These systems, comprised of the world's fastest scanning electron-optical column and a high speed image computer, are used for wafer and x-ray mask inspection. The development of these systems was funded in part by customer-sponsored research and development programs. KLA has sold four of these systems to customers. KLA expects the market for these inspection systems to emerge slowly.

     The average selling prices of KLA's SEMSpec systems range from approximately $4 million to approximately $5 million.

CUSTOMERS AND APPLICATIONS

     The Company believes that it is one of the few suppliers which sells its systems to virtually all of the world's semiconductor manufacturers. During fiscal 1993, Motorola accounted for approximately 11% of the Company's revenues. In fiscal 1994 and 1995, no single customer accounted for more than 10% of the Company's revenues.

SALES, SERVICE AND MARKETING

     The Company sells products through a combination of direct sales and distribution channels. The Company believes that the size and location of its field sales, service and applications engineering organization represents a significant competitive advantage in its served markets. In the United States, Europe, and Korea the Company has a direct sales force located in major geographical markets. The Company's sales, service and applications facilities throughout the world employ over 400 sales, service and applications engineers.

     In Japan, the Company sells systems for the semiconductor market through TEL. TEL has been the Company's distributor to the Japanese semiconductor market since 1978. The sales effort in Japan is supported by KLA Japan, which provides marketing, applications support, technical support and service to Japanese customers. Over the last three years, the Company significantly increased its customer service organization in Japan in order to assume service and support responsibilities from TEL. KLA Japan has over 130 local employees in its Yokohama headquarters and six regional service centers.

     In Singapore and Taiwan, the Company sells its systems through local sales representatives. Post-sales support is handled by the Company's local organizations.

     KLA maintains an export compliance program that fully meets the requirements of the U.S. Department of Commerce. KLA has never been denied approval to ship against a purchase order.

     For information regarding the Company's revenues from foreign operations for the Company's last three fiscal years, see Note 10 on page 24 of the 1995 Annual Report to Stockholders, incorporated herein by reference.


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

     Image Conversion. The Company's equipment converts the photon or electron image to an electronic digital format. KLA has been a pioneer in the use of time-delay-integration sensors that convert as many as 100 million pixels (picture elements) to 256-level gray scale images each second. KLA also utilizes other image conversion technologies such as avalanche diode detectors, photo multiplier systems and fixed frame pickups.

     Precision Mechanics. In the most common configuration of an inspection system, the reticle or the wafer is moved at a constant speed through the field of the imaging system. Since areas of interest are as small as 5 millionths of an inch, and vibrations in the scanning system of one-tenth of the area of interest can degrade system performance, the mechanical stage must be extremely smooth and precise. To address these requirements, KLA has nine years experience in the design and manufacture of air-bearing linear drive stages.

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

     Image Computers. The combination of proprietary algorithms and special purpose computers allows KLA's equipment to have a high performance to cost ratio. While general purpose computers are capable of executing KLA's algorithms, very few computer architectures can sustain the computing speed that is required in KLA's systems. To address this requirement, KLA develops and builds special purpose image computers designed to execute its algorithms.

     Database Analysis. Many of the inspections that KLA reticle inspection systems perform require a digital image representation of the ideal pattern obtained from the data used to manufacture the reticle. This capability allows inspection systems to compare the actual circuit with its design specifications. KLA has been developing database systems for over 15 years to satisfy this objective. Its present generation of special purpose database computers is capable of generating simulated images at the same high speeds at which KLA's image conversion systems generate the digital image from the actual reticle.

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


RESEARCH AND DEVELOPMENT

     The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation. The Company believes that continued and timely development of new products and enhancements to existing products are necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to research and development programs and seeks to maintain close relationships with customers to remain responsive to their needs. In order to meet continuing developments in the semiconductor industry and to broaden the applications for its image processing technology, the Company is committed to significant engineering efforts for product improvement and new product development. Approximately 20% of the Company's workforce is engaged in engineering, research and development. For information regarding the Company's research and development expense during the last three fiscal years, see Notes 1 and 8 on pages 21 and 24, respectively, of the 1995 Annual Report to Stockholders incorporated herein by reference.

     KLA typically receives some external funding from customers, from industry groups, and from government sources to augment its engineering, research and development efforts. In addition, KLA capitalizes some software development costs. Although the timing and the level of these external funds cannot be predicted, the level of such funding and capitalization has been approximately 4%, 2% and 1% of sales for fiscal 1993, 1994 and 1995, respectively. The Company reports engineering, research and development expense net of this funding and capitalization. Thus, recorded amounts for engineering, research and development expense were 10%, 9% and 10% of sales in fiscal 1993, 1994 and 1995, respectively.

MANUFACTURING

     The Company's principal manufacturing activities take place in San Jose, California; Bevaix, Switzerland; and Migdal Ha'Emek, Israel; and consist primarily of manufacturing, assembling and testing components and subassemblies which are acquired from third party vendors and then integrated into the Company's finished products. In June 1995, the Company entered into a lease agreement for an additional manufacturing facility being constructed at its San Jose campus site. In August 1995, the Company leased two additional facilities adjacent to its San Jose campus site. The Company is also cross-training personnel, so that it can respond to changes in product mix by reallocating personnel in addition to hiring.

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

     The Company's wafer and reticle inspection systems have a predominant share of their respective markets. The Company is the leading provider of overlay registration systems. The Company believes it is the second largest supplier of wafer prober systems in the U.S. and Europe.

     Many of the Company's competitors are investing in the development of new products aimed at applications currently served by the Company. The Company's competitors can be expected to continue to improve the design and performance of their products in each product area and to introduce new products with competitive price/performance characteristics. Competitive pressures often necessitate price reductions which can adversely affect operating results. Although the Company believes that it has certain technical and other advantages over its competitors, maintaining such advantages will require a continued high level of investment by the Company in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be able to make the technological advances necessary to maintain these competitive advantages.

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

PATENTS AND OTHER PROPRIETARY RIGHTS

     The Company believes that, due to the rapid pace of innovation within the yield management and process control systems industry, its protection of patent and other intellectual property rights is less important than factors such as its technological expertise, continuing development of new systems, market penetration and installed base and the ability to provide comprehensive support and service to customers.

     The Company protects its proprietary technology through a variety of intellectual property laws including patents, copyrights and trade secrets. The Company's source code is protected as a trade secret and as an unpublished copyright work. The Company has a number of United States and foreign patents and patent applications. The Company's effort to protect its intellectual property rights through trade secret and copyright protection may be impaired if third parties are able to copy or otherwise obtain and use the Company's technology without authorization. Effective intellectual property protection may be unavailable or limited in certain foreign countries. In addition, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. No assurance can be given that any patent held by the Company will provide sufficient protection.

BACKLOG

     Backlog orders for systems were $250 million as of June 30, 1995, with 100% shippable in one year, as compared with $125 million as of June 30, 1994, with 99% shippable in one year. The Company generally ships systems within six months after receipt of a customer's purchase order.

EMPLOYEES

     As of August 31, 1995, KLA employed a total of approximately 1,654 persons. None of KLA's employees are represented by a labor union. KLA has experienced no work stoppages and believes that its employee relations are excellent.

     Competition in the recruiting of personnel in the semiconductor and semiconductor equipment industry is intense. KLA believes that its future success will depend in part on its continued ability to hire and retain qualified management, marketing and technical employees.

Item 2.    PROPERTIES

     KLA owns a corporate facility which houses engineering, manufacturing and administrative functions in San Jose, California, occupying approximately 232,000 square feet. The Company purchased this facility in 1990 at a total cost of approximately $30 million, including improvements. The Company leases additional office space for manufacturing, engineering, sales and service activities, including seven locations in the U.S., six in Japan, four in Europe, and one each in Malaysia, Korea, Taiwan and Israel. The Company entered into two leases, for two year terms commencing August 10, 1994 and November 1, 1994, respectively, for two buildings adjacent to its campus facility, consisting of an aggregate of approximately 73,000 square feet.

     In June 1995, the Company entered into an agreement to lease a building to be constructed on land owned by the Company in San Jose, California. The lessor of the building, which ground-leased the property from the Company, has committed to fund up to $12.5 million (subject to reductions based on certain conditions in the lease) for the construction of the building, with the portion of the committed amount actually utilized to be determined by the Company. In August 1995, the Company entered into a similar lease agreement to occupy two buildings in San Jose, California. The lessor has committed to fund up to $15.4 million for the acquisition of the land and buildings and for the completion of improvements to the buildings. Rent obligations for the three buildings will commence upon the Company's occupation of the buildings in fiscal year 1996. The Company may, at its option, purchase the properties during the term of the leases at approximately the amount expended by the lessor to acquire, construct and improve the properties. If the Company does not purchase the properties at the end of the leases, the Company will guarantee to the lessor 85% of the residual values of the properties as determined at the inception of each lease. In addition, the lease agreements require the Company to maintain, among other things, minimum quick ratio, tangible net worth and profitability.

Item 3.    LEGAL PROCEEDINGS

     In June 1990, the Company filed a lawsuit in the U.S. Federal District Court in San Jose, California, against Orbot Systems Ltd. and Orbot, Inc., now Orbotech ("Orbot"), for patent infringement. Orbot has since counter-sued for interference with normal business. If the Company were to lose, Orbot would be allowed to continue to sell products using its present illuminator. The Company believes that the outcome of this suit will most likely be determined based upon the validity of KLA's patent, U.S. Patent No. 4,877,326. Orbot has moved for a summary judgment dismissal of the case. The matter is being heard by a special master, with no trial date scheduled. Management believes the results of this lawsuit will not have a significant adverse effect on the Company.

     In November 1993, KLA filed suit, in U.S. District Court in San Jose, CA, against Orbot Instruments Inc. for infringing upon a KLA patent on die-to-database inspection. Orbot Instruments has moved for a summary judgment dismissal of the case. The matter is under consideration by the judge. The trial is scheduled for the Spring of 1996.

     The Company is also the defendant in three suits resulting from the discontinuance of the printed circuit inspection business. In one case the trial court denied the plaintiff's demand for damages. This case is under appeal. One case is in the discovery phase, while the other case was dismissed by the judge with leave to refile. Management does not believe that these suits will have a significant adverse effect on the Company.

     Beginning in August 1992, Jerome Lemelson, an independent inventor, filed suit in U.S. District Court in Reno, NV, against the three U.S. automobile companies, Motorola and several Mitsubishi subsidiaries for the infringement of Lemelson's patents on machine vision. Recently, Mitsubishi settled with Lemelson. On June 16, 1995 the Magistrate Judge in Reno handed down a ruling which recommends that all of Lemelson's patents-in-suit be declared unenforceable due to the inventor's delay in the patent prosecution.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

         "Common Stock" on page 26 of the 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

         "Selected Financial Data" on page 16 of the 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         "Management's Financial Commentary" on pages 14 and 15 of the 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated July 26, 1995, appearing on pages 16 through 26 of the accompanying 1995 Annual Report to Stockholders are incorporated herein by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this Form 10-K Annual Report.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Set forth below are the names of the present executive officers of the Company, their ages and positions held with the Company.

Name                               Age                                  Position
- ----                               ---                                  --------
Kenneth Levy                        52           Chairman of the Board of Directors and
                                                    Chief Executive Officer
Kenneth L. Schroeder                49           President, Chief Operating Officer and Director
Robert J. Boehlke                   54           Vice President of Finance and Administration,
                                                    Chief Financial Officer and Assistant Secretary
Frank Brienzo                       44           Vice President, Asia Operations
Virginia J. DeMars                  53           Vice President, Human Resources
Gary E. Dickerson                   37           Vice President, Wafer Inspection
Samuel Harrell                      55           Senior Vice President, Strategic Business Development
Michael D. McCarver                 49           Vice President, Corporate Sales
Neil Richardson                     40           Vice President, Metrology
Magnus O. W. Ryde                   39           Vice President, U.S. and European Sales Organizations
Arthur P. Schnitzer                 52           Group Vice President, Wafer and Reticle Inspection
Christopher Stoddart                39           Treasurer
Bin-Ming Ben Tsai                   37           Vice President, Chief Technical Officer
William Turner                      39           Vice President, Corporate Controller
Edward W. Barnholt                  52           Director
Leo J. Chamberlain                  65           Director
Robert E. Lorenzini                 58           Director
Yoshio Nishi                        55           Director
Samuel Rubinovitz                   65           Director
Dag Tellefsen                       53           Director

     Mr. Levy co-founded the Company in July 1975 and served as President and Chief Executive Officer and a Director of the Company until November 1991, when he became Chairman of the Board of Directors and Chief Executive Officer. Since May 1993, Mr. Levy has been a Director of Ultratech Stepper, Inc., a manufacturer of photolithography equipment; since April 1993, a Director of Network Peripherals, Inc., a supplier of high-performance client-server networking solutions; and since August 1995, a Director of Integrated Process Equipment for chemical, mechanical, planarization (CMP) and cleaning of advanced integrated circuits.

     Mr. Schroeder rejoined the Company in November 1991 as President, Chief Operating Officer and Director. Mr. Schroeder had worked previously at KLA from 1979 through 1987, during which time he held the positions of Vice President of Operations (1979); Vice President and General Manager, RAPID (1982); Vice President and General Manager, WISARD (1983); and Senior Vice President (1985). In July 1988, he became President and Chief Executive Officer of Photon Dynamics, Inc., a manufacturer of electro-optic test equipment. In mid-1990, he was appointed President, Chief Operating Officer and Director of Genus, Inc., a manufacturer of CVD chemical vapor deposition and ion implant equipment. He left Genus in October 1991, to rejoin KLA.

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

     Mr. Brienzo joined the Company in July 1989 as Vice President of Manufacturing, WISARD Division. In October 1990, he was named President of KLA Acrotec. He served there until September 1994, when he took the position of Vice President Operations, KLA Japan. In July 1995, he was promoted to Vice President, Asia Operations and General Manager, KLA Japan.

     Ms. DeMars joined KLA in 1988 as Director of Human Resources after a 13 year career in Employee Relations at Monolithic Memories, Inc. and Advanced Micro Devices. In November 1991, KLA promoted Ms. DeMars to Vice President of Human Resources, worldwide.

     Mr. Dickerson joined KLA in January 1986 as a Senior Applications Engineer in the Wafer Inspection Division. In July 1987 he was promoted to Manager of Applications Engineering for the Wafer Inspection Division, followed by Manager of Product Planning in July 1989, Director of Marketing in July 1990, and Vice President of Marketing in July 1992. In July 1993, he was promoted to Vice President and Director of the Wafer Inspection Business Unit. In July 1994, he was elected Vice President of the Company.

     Dr. Harrell joined the Company in September 1995 as Senior Vice President and Chief Strategy Officer. Dr. Harrell is also serving until December 1995 as the Senior Vice President and Chief Strategy Officer at SEMATECH. He has been at the government/semiconductor industry consortium since October 1992. From August 1987 to September 1992 he served as President of SEMI/SEMATECH.

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

     Mr. Ryde joined KLA in June 1980 as Production Control Manager. In May 1981 he was promoted to Materials Manager, followed by Production Manager in January 1982 and Manager, Advance Manufacturing - KLA208 in May 1984. In March 1985, he became Product Marketing Manager for the RAPID Division. In December 1988, after leaving KLA for 6 months to pursue other interests, he returned as Director of EMMI Business within the ATS Division. In January 1989, he was promoted to Director of Operations - Europe, and in January 1991 became Vice President of Operations for the ATS Division. He was promoted to Vice President and General Manager of the Customer Support Division in July 1992 and was elected to Vice President of the Company in July 1994. In July 1995, he became Vice President of the U.S. and European Sales Organizations.

     Mr. Schnitzer joined the Company in July 1978 as Software Engineering Manager and was promoted to Director of Engineering of the RAPID Division in July 1982, and was promoted to Vice President in July 1983. He became Vice President of Technology and Marketing of RAPID in May 1987, and Vice President of Advanced Inspection in January 1989. In October 1989, he was promoted to General Manager of the WISARD Division and, additionally, was elected to Vice President of the Company in July 1990. In July 1993, he became Group Vice President of the Wafer and Reticle Inspection Group ("WRInG"), composed of the former WISARD, RAPID and SEMSpec business units.

     Mr. Stoddart joined the Company in December 1991 as Treasurer. Prior to joining the Company, Mr. Stoddart was Treasurer of General Cellular Corporation, a cellular telephone service provider, from October 1989 to September 1991 and previously with The Cooper Companies, Inc., a manufacturer of pharmaceuticals and medical and implant equipment, as Assistant Treasurer from August 1986 to July 1988, and then Treasurer from July 1988 to September 1989.

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

     Mr. Barnholt has served as a Director of the Company since September 1995. From October 1990 to October 1993 he served as Vice President and General Manager of the Test and Measurement Organization for Hewlett-Packard. In November 1993 he was promoted to Senior Vice President and General Manager of the Test and Measurement Organization.

     Mr. Chamberlain has served as a Director of the Company since 1982. He has also served as a Director of Octel Communications Corporation, a manufacturer of high performance voice processing systems since March 1989.

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

     Dr. Nishi has served as a Director of the Company since 1989. He has served as Vice President and Director of Research and Development for the Semiconductor Group of Texas Instruments since May 1995. Mr. Nishi served as a Director of numerous research laboratories at Hewlett-Packard from January 1986 to April 1995. He is a consulting professor in the Stanford University Department of Electrical Engineering and teaches at Waseda University in Japan as a visiting Professor of the Materials Science and Engineering Department and the Electronic Communication Engineering Department.

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

     Mr. Tellefsen has served as a Director of the Company since 1978. He is General Partner of Glenwood Capital Management, a venture capital firm. Since January 1983, he has served as a Director of Iwerks Entertainment, a producer of movie-based specialty theaters, and since 1982, as a director of Octel Communications Corporation.


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

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORT ON FORM 8-K

   (a)   (1) Financial Statements: See Index to Financial Statements, page 17.
         (2) Financial Statement Schedules: See Index to Financial Statement Schedules, page 17.
         (3) Exhibits: See Index to Exhibits, pages 18 and 19.

   (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California, on the 27th day of September 1995.


                                      KLA INSTRUMENTS CORPORATION



                                        By        WILLIAM TURNER
                                          ------------------------------
                                                  William Turner
                                        Vice President/Corporate Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

          Signature                                    Title                                   Date
      KENNETH LEVY                      Director, Chairman of the Board, and           September 27, 1995
- ------------------------                  Chief Executive Officer
      Kenneth Levy


  KENNETH L. SCHROEDER                  Director, President                            September 27, 1995
- ------------------------                  and Chief Operating Officer
  Kenneth L. Schroeder


   ROBERT J. BOEHLKE                    Vice President Finance                         September 27, 1995
- ------------------------                  and Administration,
   Robert J. Boehlke                      Chief Financial Officer,
                                          and Assistant Secretary


   EDWARD W. BARNHOLT                   Director                                       September 27, 1995
- ------------------------
   Edward W. Barnholt


   LEO J. CHAMBERLAIN                   Director                                       September 27, 1995
- ------------------------
   Leo J. Chamberlain


  ROBERT E. LORENZINI                   Director                                       September 27, 1995
- ------------------------
  Robert E. Lorenzini


    DR. YOSHIO NISHI                    Director                                       September 27, 1995
- ------------------------
    Dr. Yoshio Nishi


   SAMUEL RUBINOVITZ                    Director                                       September 27, 1995
- ------------------------
   Samuel Rubinovitz


      DAG TELLEFSEN                     Director                                       September 27, 1995
- -------------------------
      Dag Tellefsen

                  KLA INSTRUMENTS CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    Page(s) in
                                                                                                   1995 Annual
                                                                                                     Report*
                                                                                                   -----------
Consolidated Statement of Operations for the three years ended June 30, 1995....................        16
Consolidated Balance Sheet at June 30, 1994 and 1995............................................        17
Consolidated Statement of Stockholders' Equity for the three years ended  June 30, 1995.........        18
Consolidated Statement of Cash Flows for the three years ended June 30, 1995....................        19
Notes to the Consolidated Financial Statements..................................................     20-25
Report of Independent Accountants...............................................................        26



                     INDEX TO FINANCIAL STATEMENT SCHEDULES

*Incorporated by reference from the indicated pages of the 1995 Annual Report to Stockholders.

     Financial Statement Schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                INDEX TO EXHIBITS


(i)      EXHIBITS INCORPORATED BY REFERENCE:

 3.1     Certificate of Incorporation as amended(7)
 3.2     Bylaws, as amended(7)
 4.1     Amended and Restated Rights Agreement dated as of August 30, 1995, between the Company and First National Bank of Boston, as Rights Agent. The Rights Agreement includes as Exhibit A, the form of Right Certificate.(1)
10.15    Statement of Partnership to Triangle Partners dated April 12, 1983(2)
10.16    Lease Agreement and Addendum thereto dated January 10, 1983, between
             BB&K Partnership and the Company(2)
10.18    Purchase and Sale Agreement dated January 10, 1983, between BB&K
             Partnership, Triangle Partners and the Company(2)
10.35    Research and Development Agreement, Cross License and Technology
             Transfer Agreement and Agreement for Option to License and Purchase Resulting Technology, all dated October 1, 1986, by and between KLA Development No. 4, Ltd., and the Company(3)
10.45    Distribution Agreement dated July 1990, by and between Tokyo Electron
             Limited, a Japanese Corporation, and the Company(4)
10.46    Principal facility Purchase Agreement dated July 1990, including all exhibits and amendments; Lease Agreement, Termination of Lease, Lot line adjustment, rights of first refusal, Deeds of Trust(4)
10.47    Joint Venture Agreement between the Company and Nippon Mining Company,
             Limited, dated September 18, 1990(5)
10.49    Exercise of Option to Purchase Technology made effective as of
             January 1, 1990, by and between KLA Development No. 4, and the Company(5)
10.54    Micrion Corporation Series E Preferred Stock Purchase Agreement, dated
             September 13, 1991(6)
10.67    Amendment of Credit Agreement between Bank of America NT & SA and the
             Company, dated March 31, 1994(9)
10.68    Credit Agreement between Bank of America NT & SA and the Company, dated April 30, 1994(9)
10.71    1990 Outside Directors Stock Option Plan(8)
10.73    Amendment of Credit Agreement between Bank of America NT & SA and the
             Company dated December 31, 1994(10)
10.74    1981 Employee Stock Purchase Plan, as amended by the Board of
             Directors on October 7, 1994(10)
10.75    1982 Stock Option Plan, as amended by the Board of Directors on
             October 7, 1994(10)
10.76    Amendment of Credit Agreement between Bank of America NT & SA and the
             Company dated February 15, 1995(11)

(ii)     EXHIBITS INCLUDED HEREWITH:

10.77    Lease Agreement, Ground Lease Agreement and Purchase Agreement dated
             June 5, 1995, between BNP Leasing Corporation and the Company.
10.78    Lease Agreement and Purchase Agreement dated August 10, 1995, between
             BNP Leasing Corporation and the Company.
13       1995 Annual Report to Stockholders.  This Annual Report shall not be deemed to be filed except to the extent that the information is specifically incorporated by reference.
21       List of Subsidiaries of KLA Instruments Corporation
23.1     Consent of Independent Accountants
27       1995 Year End Financial Data Schedule
- ---------------
(1) Filed as exhibit number 1 to Form 8-A/A, filed effective September 25, 1995

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

 (7) Filed as the same exhibit number to Registrant's registration statement no.33-51819 on Form S-3, dated February 2, 1994

 (8) Filed as exhibit number 4.6 as set forth herein to Registrant's Form 10-K for the year ended June 30, 1991

 (9) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1994

(10) Filed as the same exhibit number as set forth herein to Registrant's Form 10-Q for the quarter ended December 31, 1994

(11) Filed as the same exhibit number as set forth herein to Registrant's Form 10-Q for the quarter ended March 31, 1995