Form 10-Q
period 1995-09-30
KLA INSTRUMENTS CORP
filed 1995-10-27
CIK 319201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:     September 30, 1995

                                       OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to______________COMMISSION FILE NUMBER 0-9992

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

                                      95134
                                   (Zip Code)

       Registrant's telephone number, including area code: (408) 468-4200

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---     ---

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, $0.001 par value
                          Common Stock Purchase Rights

         Common shares outstanding at September 30, 1995:   50,421,000

         This report, including all exhibits and attachments, contains 13 pages.

                           KLA INSTRUMENTS CORPORATION

                                      INDEX

                                                                                             Page
PART I           FINANCIAL INFORMATION                                                       Number
------           ---------------------                                                       ------
Item 1           Financial Statements:

                     Condensed Consolidated Statements of Operations for the
                     Three Months Ended September 30, 1994 and 1995   . . . . . . . . . . . .   3

                     Condensed Consolidated Balance Sheets at June 30 and
                     September 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . .   4

                     Condensed Consolidated Statements of Cash Flows for the
                     Three Months Ended September 30, 1994 and 1995   . . . . . . . . . . . .   5

                     Notes to Unaudited Condensed Consolidated
                     Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . .   6


Item 2           Management's Discussion and Analysis of Results of
                 Operations and Financial Condition . . . . . . . . . . . . . . . . . . . .  .7-8


PART II          OTHER INFORMATION

Items 1-6 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11-12

                           KLA INSTRUMENTS CORPORATION

PART I           FINANCIAL INFORMATION

Item 1           Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30,
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                       1994             1995
                                                       ----             ----
Net sales                                           $  83,179        $ 149,076
                                                    ---------        ---------

Costs and expenses:
    Cost of sales                                      40,602           66,672
    Engineering, research and development               8,182           15,621
    Selling, general and administrative                16,450           27,855
                                                    ---------        ---------
                                                       65,234          110,148
                                                    ---------        ---------
Income from operations                                 17,945           38,928
Interest income and other, net                          1,497            4,187
Interest expense                                         (474)            (418)
                                                    ---------        ---------
Income before income taxes                             18,968           42,697
Provision for income taxes                              6,070           15,371
                                                    ---------        ---------

Net income                                          $  12,898        $  27,326
                                                    =========        =========

Net income per share                                $    0.27        $    0.52
                                                    =========        =========

Shares used in computing net income per share          47,760           52,408





See accompanying notes to unaudited condensed consolidated financial statements.

                           KLA INSTRUMENTS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                     June 30,      September 30,
                                                                       1995             1995
                                                                    ---------        ---------
ASSETS
Current assets:
  Cash and cash equivalents                                         $  92,059        $  65,820
  Short-term investments                                               26,681           38,529
  Accounts receivable, net  of allowances of
           $2,196 and $2,645                                          129,274          148,355
  Inventories                                                          79,759           92,584
  Deferred income taxes                                                18,155           18,155
  Other current assets                                                 14,949            8,262
                                                                    ---------        ---------
         Total current assets                                         360,877          371,705

Land, property and equipment, net                                      49,004           53,716
Marketable securities                                                 126,013          137,227
Other assets                                                           10,402            7,828
                                                                    ---------        ---------
Total assets                                                        $ 546,296        $ 570,476
                                                                    =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                   $   4,458        $   2,440
    Current portion of long-term debt                                  20,000             --
    Accounts payable                                                   19,376           20,742
    Income taxes payable                                               22,797           29,742
    Other current liabilities                                          66,220           76,859
                                                                    ---------        ---------
         Total current liabilities                                    132,851          129,783
                                                                    ---------        ---------

Deferred income taxes                                                   9,476            9,476
                                                                    ---------        ---------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value, 1,000 shares authorized,
    none issued and outstanding                                          --               --
  Common stock, $0.0005 par value, 150,000 shares authorized,
    50,160 and 50,421 shares issued and outstanding                        25               25
  Capital in excess of par value                                      263,016          263,804
  Retained earnings                                                   138,893          166,219
  Treasury stock                                                         (581)            (581)
  Net unrealized gain on investments                                    1,241            1,074
  Cumulative translation adjustment                                     1,375              676
                                                                    ---------        ---------
         Total stockholders' equity                                   403,969          431,217
                                                                    ---------        ---------
Total liabilities and stockholders' equity                          $ 546,296        $ 570,476
                                                                    =========        =========

See accompanying notes to condensed consolidated financial statements.

                           KLA INSTRUMENTS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                 (In thousands)
                                   (Unaudited)

                                                                1994             1995
                                                             ---------        ---------
Cash flows from operating activities:
  Net income                                                 $  12,898        $  27,326
  Adjustments required to reconcile net income to cash
    provided by operations:
      Depreciation and amortization                              2,105            3,385
  Changes in assets and liabilities:
    Accounts receivable                                         (9,780)         (19,081)
    Inventories                                                 (6,690)         (12,825)
    Other assets                                                (1,147)           9,261
    Accounts payable                                             1,897            1,366
    Income taxes payable                                         2,867            6,945
    Other current liabilities                                    6,188           10,639
                                                             ---------        ---------
Cash provided by operating activities                            8,338           27,016
                                                             ---------        ---------

Cash flows from investing activities:
  Capital expenditures                                          (2,590)          (8,097)
  Purchases of short and long-term available
    for sale securities                                           --           (137,685)
  Sales and maturities of short and long-term
    available for sale securities                                 --            114,456
                                                             ---------        ---------
Cash used for investing activities                              (2,590)         (31,326)
                                                             ---------        ---------

Cash flows from financing activities:
  Short-term borrowings, net                                    (2,480)          (2,018)
  Payment of current portion of long-term debt                    --            (20,000)
  Sales of common stock/tax benefit of options
    exercised                                                    1,543              788
                                                             ---------        ---------
Cash used for financing activities                                (937)         (21,230)
                                                             ---------        ---------

Effect of exchange rate changes                                    136             (699)
                                                             ---------        ---------

Increase (decrease) in cash and cash equivalents                 4,947          (26,239)
Cash and cash equivalents at beginning of period               139,126           92,059
                                                             ---------        ---------
Cash and cash equivalents at end of period                   $ 144,073        $  65,820
                                                             =========        =========

Supplemental disclosure of cash flow information

CASH PAID DURING THE PERIOD FOR:
  INTEREST                                                   $     470        $     405
  INCOME TAXES                                                   2,955            8,552

See accompanying notes to condensed consolidated financial statements.

                           KLA INSTRUMENTS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) This information is unaudited but, in the opinion of Registrant's management, all adjustments (consisting only of adjustments that are of a normal recurring nature) necessary for a fair statement of results have been included. The results for the quarter ended September 30, 1995, are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the Registrant's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended June 30, 1995.

2)       Details of certain balance sheet components:

                                                                          June 30,            September 30,
                                                                            1995                 1995
                                                                          ---------             ---------
                                                                                              (In thousands)
                 Inventories:
                   Systems raw materials                                  $  18,944             $  25,875
                   Customer service spares                                   13,050                12,524
                   Work-In-Process                                           26,863                33,491
                   Demonstration Equipment                                   20,902                20,694
                                                                          ---------             ---------
                                                                          $  79,759             $  92,584
                                                                          =========             =========

3) In August of 1995, the Company repaid the $20.0 million mortgage on its principal facility.

4) Net Income per share is computed using the weighted average number of common and common equivalent shares outstanding during the respective periods, including the assumed net shares issuable upon exercise of stock options, when dilutive.

         A two-for-one stock split was declared by the Board of Directors on July 24, 1995. The stock split was in the form of a 100% stock dividend. The dividend was paid on September 29, 1995, to stockholders of record on August 31, 1995. Earnings per share was calculated on a post-split basis.

                           KLA INSTRUMENTS CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations

First Quarter of Fiscal 1996 Compared with First Quarter of Fiscal 1995

Net Sales

Net sales increased $65.9 million or 79.2% for the three month period ended September 30, 1995 as compared to the prior fiscal year. The WISARD business unit was predominately responsible for the increase in sales. The Company attributes the continuing increase in WISARD's sales primarily to the accelerating acceptance of the Company's in-line wafer monitoring equipment that allows semiconductor manufacturers to optimize device yields and also to the continued strength of capital spending by the industry. Significant increases in sales were also achieved by the Metrology and Automated Test business units. Net sales of the Optical Metrology business increased almost 100% compared to the prior fiscal year's first quarter.

Gross Margin

Gross margins were 55.3% for the three month period ended September 30, 1995 compared to 51.2% for the prior fiscal year. Most of the improvement in the gross margin percentage was due to a favorable product mix as the WISARD business unit's share of total revenues rose substantially. The WISARD business unit's gross margin also benefited from continued learning curve effects, volume efficiencies as well as from the yen's strengthening in late fiscal 1995.

Engineering, Research and Development

Engineering, research and development expenses were 10.5% of net sales for the three month period ended September 30, 1995 compared to 9.8% in the first quarter of the prior fiscal year. Net engineering expenditures rose $7.4 million during the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. The Company is concentrating on the broad opportunities in yield management, including the networking of all measurement tools in a fab, the development of new measurement tools and the related software for using those tools. The WISARD business unit accounted for approximately one-third of the increase in dollar spending. The next largest dollar increases were recorded in the Optical Metrology business unit and the E-Beam Metrology business unit. Smaller increases in dollar spending were also recorded in the RAPID, PRISM and SEMSpec divisions.

Selling, General and Administrative

Selling, general and administrative expenses were 18.7% of net sales for the three month period ended September 30, 1995 compared to 19.8% in the first quarter of the prior fiscal year. Sales and administration expenses increased at a rate somewhat slower than sales while representative commissions increased slightly faster than sales due to an increase in shipments to Japan.

Interest Income and Other, net

Interest income and other, net increased $2.7 million for the three month period ended September 30, 1995 compared to the prior fiscal year. This increase is due both to higher average cash balances, as a result primarily of the Company's $91 million secondary stock offering in May 1995, and also to higher yields on the Company's investment portfolio, the management of which the Company outsourced starting in December 1994.

Provision for Income Taxes

The Company's effective tax rate increased to 36% for the three months ended September 30, 1995. The Company's tax rate was 34% for the year ended June 30, 1995. The increase from 34% to 36% is due primarily to the lower impact of the realization of previously reserved deferred tax assets and the expiration of the federal research and development tax credit on June 30, 1995.

The IRS is currently auditing the Company's federal income tax returns for fiscal years 1985 to 1992. The Company has not yet received a notice of proposed tax deficiency. However, it anticipates a notice will be received in fiscal 1996. Management believes sufficient taxes have been provided in prior years and that the ultimate outcome of the IRS audit will not have a material adverse impact on the Company's financial position or results of operations.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities balances remained relatively flat at $241.6 million for the three months ended September 30, 1995. Cash generated by operations was $27.0 million. This was offset by the repayment in full of the $20.0 million mortgage on the Company's principal facility, and by $8.0 million of capital expenditures. The Company's capital expenditures were primarily in facility improvements, new computers to accommodate the planned introduction of new enterprise business systems, and engineering computers and equipment to support the Company's rapidly expanding research and development efforts. The Company believes that its current level of liquid assets, credit facilities and expected cash generated from operations are sufficient to fund growth through the next fiscal year.

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

Item 1     -     Legal Proceedings                                               Not Applicable

Item 2     -     Changes in Securities                                           Not Applicable

Item 3     -     Defaults Upon Senior Securities                                 Not Applicable

Item 4     -     Submission of Matters to a Vote of Security Holders             Not Applicable

Item 5     -     Other Events                                                    Not Applicable

Item 6     -     Exhibits and Reports on Form 8-K                                Page 11 - 12

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            KLA INSTRUMENTS CORPORATION

October 25, 1995                               ROBERT J. BOEHLKE
    [Date]                                     -------------------------------
                                               Robert J. Boehlke
                                               V.P. Finance and Administration
                                               Chief Financial Officer

                                INDEX TO EXHIBITS

 (i)     EXHIBITS INCORPORATED BY REFERENCE:

3.1      Certificate of Incorporation as amended(7)
3.2      Bylaws, as amended(7)
4.1 Amended and Restated Rights Agreement dated as of August 30, 1995, between the Company and First National Bank of Boston, as Rights Agent. The Rights Agreement includes as Exhibit A, the form of Right Certificate.(1)
10.15    Statement of Partnership to Triangle Partners dated April 12, 1983(2)
10.16 Lease Agreement and Addendum thereto dated January 10, 1983, between BB&K Partnership and the Company(2)
10.18 Purchase and Sale Agreement dated January 10, 1983, between BB&K Partnership, Triangle Partners and the Company(2)
10.35 Research and Development Agreement, Cross License and Technology Transfer Agreement and Agreement for Option to License and Purchase Resulting Technology, all dated October 1, 1986, by and between KLA Development No. 4, Ltd., and the Company(3)
10.45 Distribution Agreement dated July 1990, by and between Tokyo Electron Limited, a Japanese Corporation, and the Company(4)
10.46 Principal facility Purchase Agreement dated July 1990, including all exhibits and amendments; Lease Agreement, Termination of Lease, Lot line adjustment, rights of first refusal, Deeds of Trust(4)
10.47 Joint Venture Agreement between the Company and Nippon Mining Company, Limited, dated September 18, 1990(5)
10.49 Exercise of Option to Purchase Technology made effective as of January 1, 1990, by and between KLA Development No. 4, and the Company(5)
10.54 Micrion Corporation Series E Preferred Stock Purchase Agreement, dated September 13, 1991(6)
10.67 Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated March 31, 1994(9)
10.68 Credit Agreement between Bank of America NT & SA and the Company, dated April 30, 1994(9)
10.71    1990 Outside Directors Stock Option Plan(8)
10.73 Amendment of Credit Agreement between Bank of America NT & SA and the Company dated December 31, 1994(10)
10.74 1981 Employee Stock Purchase Plan, as amended by the Board of Directors on October 7, 1994(10)
10.75 1982 Stock Option Plan, as amended by the Board of Directors on October 7, 1994(10)
10.76 Amendment of Credit Agreement between Bank of America NT & SA and the Company dated February 15, 1995(10)
10.77 Lease Agreement, Ground Lease Agreement and Purchase Agreement dated June 5, 1995, between BNP Leasing Corporation and the Company(10)
10.78 Lease Agreement and Purchase Agreement dated August 10, 1995, between BNP Leasing Corporation and the Company(10)

(ii)     EXHIBITS INCLUDED HEREWITH:
27       Financial Data Schedule

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

(7) Filed as the same exhibit number to Registrant's registration statement no.33-51819 on Form S-3, dated February 2, 1994
(8) Filed as exhibit number 4.6 as set forth herein to Registrant's Form 10-K for the year ended June 30, 1991
(9) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1994
(10) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1995