Form 10-Q
period 1995-12-31
KLA INSTRUMENTS CORP
filed 1996-02-13
CIK 319201

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from        to         COMMISSION FILE NUMBER 0-9992

                          KLA INSTRUMENTS CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         04-2564110
-------------------------------                  -------------------------------
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

                 ---------------------------------------------
       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                     ---        ---

         Common shares outstanding at December 31, 1995:    50,613,000

    This report, including all exhibits and attachments, contains 16 pages.

                          KLA INSTRUMENTS CORPORATION

                                     INDEX


                                                                         Page
PART I      FINANCIAL INFORMATION                                       Number
------      ---------------------                                       ------
Item 1      Financial Statements:

               Condensed Consolidated Statements of Operations
               Three Months Ended December 31, 1994 and 1995...........    3
               Six Months Ended December 31, 1994 and 1995.............    4

               Condensed Consolidated Balance Sheets...................    5

               Condensed Consolidated Statements of Cash Flows.........    6

               Notes to Unaudited Condensed Consolidated
               Financial Information...................................    7

Item 2      Management's Discussion and Analysis of Results of
            Operations and Financial Condition.........................   8-10


PART II     OTHER INFORMATION
-------     -----------------
Items 1-6..............................................................  11-12

Signatures.............................................................     13

Index to Exhibits......................................................  14-15

                          KLA INSTRUMENTS CORPORATION

PART 1   FINANCIAL INFORMATION

Item 1   Financial Statements

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED DECEMBER 31,
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                   1994            1995
                                                   ----            ----

Net Sales                                         $104,711          $165,750
                                                  --------          --------

Cost and expenses:
   Cost of sales                                    48,374            75,352
   Engineering, research and development             8,808            18,036
   Selling, general and administrative              21,739            29,447
   Write-off of acquired in-process technology      25,240                 -
                                                  --------          --------
                                                   104,161           122,835
                                                  --------          --------
Income from operations                                 550            42,915
Interest income and other, net                       1,535             3,908
Interest expense                                      (608)             (206)
                                                  --------          --------
Income before income taxes                           1,477            46,617
Provision for income taxes                             531            16,782
                                                  --------          --------

Net income                                        $    946          $ 29,835
                                                  ========          ========

Net income per share                              $   0.02          $   0.57
                                                  ========          ========

Shares used in computing net income per share       48,188            52,386



See accompanying notes to unaudited condensed consolidated financial information.

                          KLA INSTRUMENTS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED DECEMBER 31,
                    (In thousands except per share amounts)
                                  (Unaudited)

                                  1994            1995
                                  ----            ----
Net sales                       $187,890        $314,826
                                --------        --------

Costs and expenses:
    Cost of sales                88,976         142,024
    Engineering, research
      and development             16,990          33,657
    Selling, general and
      administrative              38,189          57,302
    Write-off of acquired
      in-process technology       25,240              --
                                --------        --------
                                 169,395         232,983
                                --------        --------
Income from operations            18,495          81,843
Interest income and other, net     3,032           8,095
Interest expense                  (1,082)           (624)
                                --------        --------
Income before income taxes        20,445          89,314
Provision for income taxes         6,601          32,153
                                --------        --------
Net income                      $ 13,844        $ 57,161
                                ========        ========
Net income per share            $   0.29        $   1.09
                                ========        ========
Shares used in computing
  net income per share            47,974          52,397

See accompanying notes to unaudited condensed consolidated financial information.

                          KLA INSTRUMENTS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                              June 30,        December 31,
                                                1995             1995
                                              --------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                   $ 92,059            $ 58,243
  Short-term investments                        26,681              27,030
  Accounts receivable, net of allowances of
    $2,196 and $2,668                          129,274             189,031
  Inventories                                   79,759             113,639
  Deferred income taxes                         18,155              18,155
  Other current assets                          14,949              14,839
                                              --------             -------
    Total current assets                       360,877             420,937

Land, property and equipment, net               49,004              55,768
Marketable securities                          126,013             136,500
Other assets                                    10,402              10,013
                                              --------            --------
Total assets                                  $546,296            $623,218
                                              ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                               $  4,458            $    896
  Current portion of long-term debt             20,000                  --
  Accounts payable                              19,376              31,176
  Income taxes payable                          22,797              25,785
  Other current liabilities                     66,220              90,701
                                              --------            --------
     Total current liabilities                 132,851             148,558
                                              --------            --------
Deferred income taxes                            9,476               9,480
                                              --------            --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value,
    1,000 shares authorized,
    none issued and outstanding                     --                  --
  Common shares, $0.001 par value,
    75,000 shares authorized,
    50,160 and 50,613 shares
    issued and outstanding                          25                  25
  Capital in excess of par value               263,016             267,509
  Retained earnings                            138,893             196,054
  Treasury stock                                  (581)               (581)
  Net unrealized gain on investments             1,241               1,517
Cumulative translation adjustment                1,375                 656
                                              --------            --------
    Total stockholders' equity                 403,969             465,180
                                              --------            --------
Total liabilities and stockholders' equity    $546,296            $623,218
                                              ========            ========

See accompanying notes to unaudited condensed consolidated financial information.

                          KLA INSTRUMENTS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          SIX MONTHS ENDED DECEMBER 31
                                 (In thousands)
                                  (Unaudited)


                                                             1994            1995
                                                             ----            ----
Cash flows from operating activities:
  Net income                                                $13,844         $57,161
  Adjustments required to reconcile net income to cash
  provided by operations:
    Depreciation and amortization                             5,669           6,460
    Write-off of acquired in-process technology              16,154              --
    Changes in assets and liabilities:
      Accounts receivable                                   (23,204)        (59,757)
      Inventories                                           (10,408)        (33,880)
      Other assets                                           (2,024)            499
      Accounts payable                                        1,834          11,800
      Income taxes payable                                    6,239           2,988
      Other current liabilities                              14,732          24,481
                                                            -------         -------
Cash provided by operations                                  22,836           9,752
                                                            -------         -------

Cash flows from investing activities:
  Capital expenditures                                       (6,155)        (13,221)
  Purchases of short and long-term available
    for sale securities                                     (23,654)       (248,555)
  Sales and maturities of short and long-term
    available for sale securities                               992         237,996
  Investment in Metrologix                                  (14,182)             --
                                                            --------        --------
Cash used for investing activities                          (42,999)        (23,780)
                                                            --------        --------

Cash flows from financing activities:
  Short-term borrowings, net                                 (3,315)         (3,562)
  Payment of current portion of long-term debt                   --         (20,000)
  Sales of common stock/tax benefit of options
    exercised                                                 4,083           4,493
                                                             ------          -------
Cash provided by (used for) financing activities                768         (19,069)
                                                             ------          -------
Effect of exchange rate changes                                 116            (719)
                                                             ------          -------

Decrease in cash and cash equivalents                       (19,279)        (33,816)
Cash and cash equivalents at beginning of period            139,126          92,059
                                                           --------         --------
Cash and cash equivalents at end of period                 $119,847         $58,243
                                                           ========         ========

CASH PAID DURING THE PERIOD FOR:
  INTEREST                                                 $  1,166         $   595
  INCOME TAXES                                                8,766          29,603


See accompanying notes to unaudited condensed consolidated financial information.

                          KLA INSTRUMENTS CORPORATION
              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                  INFORMATION


1) This information is unaudited but, in the opinion of Registrant's management, all adjustments (consisting only of adjustments that are of a normal recurring nature) necessary for a fair statement of results have been included. The results for the quarter ended December 31, 1995, are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the Registrant's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended June 30, 1995.

2)     Details of certain balance sheet components:

                                          June 30,             December 31,
                                            1995                   1995
                                          --------             ------------
              Inventories:
              ------------
                Systems raw materials     $ 18,944              $  35,665
                Customer service spares     13,050                 13,217
                Work-in-process             26,863                 42,275
                Demonstration equipment     20,902                 22,482
                                          --------              ---------
                                          $ 79,759              $ 113,639
                                          ========              =========

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

                          KLA INSTRUMENTS CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Second Quarter and Six Months of Fiscal 1996 Compared with Second Quarter and Six Months of Fiscal 1995

Net Sales

Net sales increased 58% and 68%, respectively, for the three and six month periods ended December 31, 1995 compared to the same periods of the prior fiscal year. The WISARD business unit was predominantly responsible for the increase in net sales. The Company attributes the continuing increase in WISARD's sales primarily to the growing acceptance of the Company's in-line wafer monitoring equipment that allows semiconductor manufacturers to optimize device yields. The RAPID business unit, Metrology Group and Automated Test business unit also recorded significant increases in net sales.

Gross Margin

Gross margins were 54.5% and 54.9%, respectively, for the three and six month periods ended December 31, 1995 compared to 53.8% and 52.6% for the same periods of the prior fiscal year. The RAPID Business Unit recorded significant improvements in gross margin for the quarter ended December 31, 1995 as compared to the same period of the prior fiscal year. The Company attributes this increase primarily to volume efficiencies. The improvement in the gross margin percentage for the three and six months ended December 31, 1995 was also due to a favorable product mix as the WISARD business unit's share of total revenue rose.

Engineering, Research and Development

Engineering, research and development expenses were 10.9% and 10.7% of net sales, respectively, for the three and six month periods ended December 31, 1995 compared to 8.4% and 9.0% for the same periods of the prior fiscal year. Net engineering expenditures rose $9.2 million and $16.7 million, respectively, during the three and six month periods ended December 31, 1995 compared to the same periods of the prior fiscal year. The Company is concentrating on the broad opportunities in yield management, including the networking of all measurement tools in a fab, the development of new measurement tools and the related software for using those tools. The WISARD business unit accounted for approximately 40% of the increase in dollar spending. The next largest dollar increase was recorded in the Metrology Group. Smaller increases in dollar spending were also recorded in the RAPID, PRISM and SEMSpec divisions.

Selling, General and Administrative

Selling, general and administrative expenses were 17.8% and 18.2% of net sales, respectively, for the three and six month periods ended December 31, 1995 compared to 20.8% and 20.3% for the same periods of the prior fiscal year. Sales and administration expenses increased at a rate somewhat slower than sales. Representative commissions increased slightly faster than sales due to an increase in shipments to Japan.

                          KLA INSTRUMENTS CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Interest Income and Other net
-----------------------------

Interest income and other, net increased $2.4 million and $5.1 million, respectively, for the three and six month periods ended December 31, 1995 compared to the same periods of the prior fiscal year. The increase is due to higher average cash balances and higher yields on the Company's investment portfolio.

Provision for Income Taxes
--------------------------

The Company's effective tax rate increased to 36% for the three and six month periods ended December 31, 1995. The Company's tax rate was 34% for the year ended June 30, 1995. The increase from 34% to 36% is due primarily to the lower impact of the realization of previously reserved deferred tax assets and the expiration of the federal research and development tax credit on June 30, 1995.

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

Future Operating Results
------------------------

The Company's future results will depend on its ability to continuously introduce new products and enhancements to its customers as demands for higher performance yield management and process control systems change or increase. Due to the risks inherent in transitioning to new products, the Company must accurately forecast demand in both volume and configuration and also manage the transition from older products. New product introductions involve the integration of complex systems and components in order to obtain customer acceptance. Failure to complete the integration process on a timely basis could result in delays in customer acceptance and deferrals of net sales to future periods. The Company's results could be affected by the ability of competitors to introduce new products which have technological and/or pricing advantages. The Company's results also will be affected by strategic decisions made by management regarding whether to continue particular product lines, and by volume, mix and timing of orders received during a period, fluctuations in foreign exchange rates, and changing conditions in both the semiconductor industry and key semiconductor markets around the world. As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.

Liquidity and Capital Resources
-------------------------------

Cash, cash equivalents and marketable securities decreased $23 million at December 31, 1995 compared to June 30, 1995. Cash provided by operations was $9.8 million. This was offset by the repayment in full of the Company's $20 million mortgage on its principal facility, and by $13.2 million in capital expenditures. Cash provided by operations was substantially less than reported earnings, primarily due to investments in Accounts Receivable and Inventories. Accounts Receivable increased $59.8 million due primarily to an overall increase in net sales along with nonlinear shipments for the three and six month periods ended December 31, 1995. Inventories increased $33.9 million to support the increase in net sales and the ramp-up of new products. Capital expenditures were primarily for computer equipment to accommodate the planned introduction of the Company's new enterprise business systems, engineering computers and equipment to support KLA's rapidly expanding research and development efforts, plus continued expenditures for facility improvements. The Company believes that its current level of liquid assets, credit facilities and expected cash generated from operations are sufficient to fund growth through the next fiscal year.

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
                  of Security Holders                   Page 12

Item 5  -       Other Events                            Not Applicable

Item 6  -       Exhibits and Reports on Form 8-K        Page 14-15

                                     ITEM 4

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders was held on November 15, 1995 at the Company's San Jose headquarters.

At the meeting Mr. Edward W. Barnholt, Dr. Yoshio Nishi and Mr. Kenneth L. Schroeder were elected directors of the Company. Mr. Leo J. Chamberlain, Mr. Kenneth Levy, Mr. Robert E. Lorenzini, Mr. Samuel Rubinovitz and
Mr. Dag Tellefsen continued in the office as directors after the meeting.

At the meeting three items were put to a vote of stockholders:

1.      Election of two directors

2. Approval of an amendment to the 1982 Employee Stock Option Plan to increase the number of shares reserved for issuance under the Option Plan by 2,200,000 shares.

3. Ratification of the appointment of Price Waterhouse LLP as the independent accountants of the Company for the fiscal year ending June 30, 1996.

The voting results were:


Item                  For         Against    Withheld    Abstain     No Vote
----                  ---         -------    --------    -------     -------

1. Directors
   Mr. Barnholt    40,784,600             0   161,957
   Dr. Nishi       40,788,287             0   158,270
   Mr. Schroeder   40,787,105             0   159,452

2.                 26,551,550    13,909,377              144,490     341,140

3.                 40,872,954        50,873               22,730

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          KLA INSTRUMENTS CORPORATION






February 12, 1996                        ROBERT J. BOEHLKE
-------------------------                --------------------------------
        [Date]                           Robert J. Boehlke
                                         V.P. Finance and Administration
                                         Chief Financial Officer

INDEX TO EXHIBITS

(i)     EXHIBITS INCORPORATED BY REFERENCE:

3.1     Certificate of Incorporation as amended (7)

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

10.15   Statement of Partnership to Triangle Partners dated April 12, 1983(2)

10.16   Lease Agreement and Addendum thereto dated January 10, 1983, between
                BB&K Partnership and the Company(2)

10.18   Purchase and Sale Agreement dated January 10, 1983, between BB&K
                Partnership, Triangle Partners and the Company(3)

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

10.47   Joint Venture Agreement between the Company and Nippon Mining Company,
                Limited, dated September 18, 1990(5)

10.49   Exercise of Option to Purchase Technology made effective as of
                January 1, 1990, by and between KLA Development No. 4 and the Company(5)

10.54   Micrion Corporation Series E Preferred Stock Purchase Agreement,
                dated September 13, 1991(6)

10.67   Amendment of Credit Agreement between Bank of America NT & SA and the Company, dated March 31, 1994(9)

10.71   1990 Outside Directors Stock Option Plan (8)

10.73   Amendment of Credit Agreement between Bank of America NT & SA and the Company dated December 31, 1994(10)

10.74   1981 Employee Stock Purchase Plan, as amended by the Board of
                Directors on October 7, 1994(10)

10.76   Amendment of Credit Agreement between Bank of America NT & SA and the
                Company dated February 15, 1995(10)

10.77   Lease Agreement, Ground Lease Agreement and Purchase Agreement dated
                June 5, 1995, between BNP Leasing Corporation and the
                Company(10)

10.78   Lease Agreement and Purchase Agreement dated August 10, 1995, betweeen BNP Leasing Corporation and the Company(10)

(ii)    EXHIBITS INCLUDED HEREWITH:

10.68   Credit Agreement between Bank of America NT & SA and the Company as amended, on February 7, 1996(9)

10.75   1982 Stock Option Plan, as amended on November 15, 1995(10)

10.79   Amendment of Credit Agreement between Bank of America NT & SA and the
                Company dated December 29, 1995

27      Financial Data Schedule

--------------------

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

(3) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1987

(4) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1990

(5) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1991

(6) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1992

(7) Filed as the same exhibit number to Registrant's registration statement no. 33-51819 on Form S-3, dated February 2, 1994

(8) Filed as exhibit number 4.6 as set forth herein to Registrant's Form 10-K for the year ended June 30, 1991

 (9) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1994

(10) Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1995