Form 10-Q
period 1996-03-31
KLA INSTRUMENTS CORP
filed 1996-05-15
CIK 319201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 1996

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

                                  Yes X No
                                     ---  ---

         Common shares outstanding at March 31, 1996:         50,825,000

         This report, including all exhibits and attachments, contains 15 pages.

                           KLA INSTRUMENTS CORPORATION

                                      INDEX

                                                                                                  Page
PART I            FINANCIAL INFORMATION                                                          Number
- ------            ---------------------                                                          ------
Item 1            Financial Statements:

                      Condensed Consolidated Statements of Operations
                      Three Months Ended March 31, 1995 and 1996...............................      3
                      Nine Months Ended March 31, 1995 and 1996................................      4

                      Condensed Consolidated Balance Sheets....................................      5

                      Condensed Consolidated Statements of Cash Flows..........................      6

                      Notes to Unaudited Condensed Consolidated
                      Financial Information....................................................      7


Item 2            Management's Discussion and Analysis of Results of
                  Operations and Financial Condition...........................................   8-10




PART II           OTHER INFORMATION

Items 1-6......................................................................................     11

Signatures.....................................................................................     12

Index to Exhibits..............................................................................  13-14

                           KLA INSTRUMENTS CORPORATION

PART I            FINANCIAL INFORMATION

Item 1            Financial Statements

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                      1995            1996
                                                      ----            ----
Net sales                                          $ 118,142       $ 187,494
                                                   ---------       ---------

Costs and expenses:
     Cost of sales                                    54,202          85,215
     Engineering, research and development            12,294          20,942
     Selling, general and administrative              21,565          33,655
                                                   ---------       ---------
                                                      88,061         139,812
                                                   ---------       ---------
Income from operations                                30,081          47,682
Interest income and other, net                         2,327           2,306
Interest expense                                        (643)           (273)
                                                   ---------       ---------
Income before income taxes                            31,765          49,715
Provision for income taxes                            10,927          17,898
                                                   ---------       ---------

Net income                                         $  20,838       $  31,817
                                                   =========       =========

Net income per share                               $    0.43       $    0.61
                                                   =========       =========

Shares used in computing net income per share         48,532          52,170

See accompanying notes to unaudited condensed consolidated financial information.

                           KLA INSTRUMENTS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           NINE MONTHS ENDED MARCH 31,
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                         1995            1996
                                                         ----            ----
Net sales                                             $ 306,032       $ 502,320
                                                      ---------       ---------

Costs and expenses:
     Cost of sales                                      143,178         227,239
     Engineering, research and development               29,284          54,599
     Selling, general and administrative                 59,754          90,957
     Write-off of acquired in-process technology         25.240              --
                                                      ---------       ---------
                                                        257,456         372,795
                                                      ---------       ---------
Income from operations                                   48,576         129,525
Interest income and other, net                            5,359          10,401
Interest expense                                         (1,725)           (897)
                                                      ---------       ---------
Income before income taxes                               52,210         139,029
Provision for income taxes                               17,528          50,051
                                                      ---------       ---------

Net income                                            $  34,682       $  88,978
                                                      =========       =========

Net income per share                                  $     .72       $    1.70
                                                      =========       =========

Shares used in computing net income per share            48,160          52,321

See accompanying notes to unaudited condensed consolidated financial information.

                           KLA INSTRUMENTS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                                    June 30,        March 31,
                                                                      1995            1996
                                                                    ---------       ---------
ASSETS
Current assets:
   Cash and cash equivalents                                        $  92,059       $  46,626
   Short-term investments                                              26,681          19,636
   Accounts receivable, net of allowances of
      $2,196 and $2,693                                               129,274         227,232
   Inventories                                                         79,759         130,964
   Deferred income taxes                                               18,155          18,155
   Other current assets                                                14,949           8,715
                                                                    ---------       ---------
         Total current assets                                         360,877         451,328

Land, property and equipment, net                                      49,004          65,625
Marketable securities                                                 126,013         145,405
Other assets                                                           10,402          11,918
                                                                    ---------       ---------
Total assets                                                        $ 546,296       $ 674,276
                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                  $   4,458       $   1,971
     Current portion of long-term debt                                 20,000              --
     Accounts payable                                                  19,376          36,330
     Income taxes payable                                              22,797          29,666
     Other current liabilities                                         66,220         100,977
                                                                    ---------       ---------
         Total current liabilities                                    132,851         168,944
                                                                    ---------       ---------

Deferred income taxes                                                   9,476           9,480
                                                                    ---------       ---------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value, 1,000 shares authorized,
     none issued and outstanding                                           --              --
   Common shares, $0.001 par value, 75,000 shares authorized,
     50,160 and 50,825 shares issued and outstanding                       25              25
   Capital in excess of par value                                     263,016         267,802
   Retained earnings                                                  138,893         227,871
   Treasury stock                                                        (581)           (581)
   Net unrealized gain on investments                                   1,241             384
   Cumulative translation adjustment                                    1,375             351
                                                                    ---------       ---------
         Total stockholders' equity                                   403,969         495,852
                                                                    ---------       ---------
Total liabilities and stockholders' equity                          $ 546,296       $ 674,276
                                                                    =========       =========

See accompanying notes to unaudited condensed consolidated financial information.

                           KLA INSTRUMENTS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31
                                 (In thousands)
                                   (Unaudited)

                                                               1995            1996
                                                             ---------       ---------
Cash flows from operating activities:
   Net income                                                $  34,682       $  88,978
   Adjustments required to reconcile net income to cash
   provided by operations:
     Depreciation and amortization                               7,994          10,700
     Write-off of acquired in-process technology                16,154              --
     Changes in assets and liabilities:
       Accounts receivable                                     (47,701)        (97,958)
       Inventories                                             (18,354)        (51,205)
       Other assets                                             (2,649)          4,718
       Accounts payable                                          1,439          16,954
       Income taxes payable                                     10,516           6,869
       Other current liabilities                                22,562          34,757
                                                             ---------       ---------
Cash provided by operations                                     24,643          13,813
                                                             ---------       ---------

Cash flows from investing activities:
   Capital expenditures                                        (12,756)        (27,321)
   Purchases of short and long-term available
     for sale securities                                      (150,617)       (374,289)
   Sales and maturities of short and long-term
     available for sale securities                              69,884         361,085
   Investment in Metrologix                                    (14,182)             --
                                                             ---------       ---------
Cash used for investing activities                            (107,671)        (40,525)
                                                             ---------       ---------

Cash flows from financing activities:
   Short-term borrowings, net                                   (3,225)         (2,487)
   Payment of current portion of long-term debt                     --         (20,000)
   Sales of common stock/tax benefit of options
     exercised                                                   5,847           4,786
                                                             ---------       ---------
Cash provided by (used for) financing activities                 2,622         (17,701)
                                                             ---------       ---------

Effect of exchange rate changes                                  1,003          (1,020)
                                                             ---------       ---------

Decrease in cash and cash equivalents                          (79,403)        (45,433)
Cash and cash equivalents at beginning of period               139,126          92,059
                                                             ---------       ---------
Cash and cash equivalents at end of period                   $  59,723       $  46,626
                                                             =========       =========


CASH PAID DURING THE PERIOD FOR:
   INTEREST                                                  $   1,712       $     841
   INCOME TAXES                                                 15,530          43,924

See accompanying notes to unaudited condensed consolidated financial information.

                           KLA INSTRUMENTS CORPORATION
               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                  INFORMATION


1) This information is unaudited but, in the opinion of Registrant's management, all adjustments (consisting only of adjustments that are of a normal recurring nature) necessary for a fair statement of results have been included. The results for the quarter ended March 31, 1996, are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the Registrant's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended June 30, 1995.

2)       Details of certain balance sheet components:

                                                                              June 30,               March 31,
                                                                                1995                   1996
                                                                              --------               ---------
                  Inventories:
                    Systems raw materials                                     $ 18,944               $ 34,700
                    Customer service spares                                     13,050                 15,534
                    Work-in-process                                             26,863                 54,397
                    Demonstration equipment                                     20,902                 26,333
                                                                              --------              ---------
                                                                              $ 79,759              $ 130,964
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

                           KLA INSTRUMENTS CORPORATION


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION





The following discussion and analysis may contain forward-looking statements that reflect the Company's current judgment regarding the matters addressed by such statements. Because such statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ substantially. Important factors that could cause actual results to differ are described in the following discussion and are particularly noted under "Future Operating Results" at page 9.

Results of Operations

Third Quarter and Nine Months of Fiscal 1996 Compared with Third Quarter and Nine Months of Fiscal 1995

Net Sales

Net sales increased 59% and 64%, respectively, for the three and nine month periods ended March 31, 1996 compared to the same periods of the prior fiscal year. The WISARD and RAPID business units were primarily responsible for the increase in net sales. The Company attributes the continuing increase in WISARD's sales primarily to the growing acceptance of the Company's in-line wafer monitoring equipment that allows semiconductor manufacturers to optimize device yields. The increase in RAPID sales reflects the ongoing industry-wide retooling for advanced reticle manufacturing. The Metrology Group and Automated Test Systems business unit also recorded significant increases in net sales.

Gross Margin

Gross margins were 54.6% and 54.8%, respectively, for the three and nine month periods ended March 31, 1996 compared to 54.1% and 53.2% for the same periods of the prior fiscal year. Increased gross margins in the RAPID business unit accounted for most of the overall improvement. The Company attributes this increase primarily to volume efficiencies and learning curve improvements.

Engineering, Research and Development

Engineering, research and development expenses were 11.2% and 10.9% of net sales, respectively, for the three and nine month periods ended March 31, 1996 compared to 10.4% and 9.6% for the same periods of the prior fiscal year. Net engineering expenditures rose $8.6 million and $25.3 million, respectively, during the three and nine month periods ended March 31, 1996 compared to the same periods of the prior fiscal year. The Company is concentrating on the broad opportunities in yield management, including the networking of all measurement tools in a fab, the development of new measurement tools and the related software for using those tools. The WISARD business unit accounted for 57% and 44% of the dollar spending increase, respectively, for the three and nine month periods ended March 31, 1996. The next largest dollar increase was recorded in the Metrology Group, which accounted for 14% and 23% of the dollar spending increase, respectively, for the three and nine month periods ended March 31, 1996. Smaller increases in dollar spending were also recorded in the RAPID, PRISM and SEMSpec business units.

                           KLA INSTRUMENTS CORPORATION


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION



Selling, General and Administrative

Selling, general and administrative expenses were 17.9% and 18.1% of net sales, respectively, for the three and nine month periods ended March 31, 1996 compared to 18.3% and 19.5% for the same periods of the prior fiscal year. Sales, general and administrative spending was up significantly in dollar terms as the Company began establishing a direct sales force in Japan and also strengthened its sales force in other regions. However, the Company did realize some economies of scale due to the strong increase in revenues.

Interest Income and Other, net

Interest income and other, net for the three months ended March 31, 1996 was flat with the comparable period of the prior fiscal year due primarily to lower yields on the Company's investment portfolio offset by higher average cash balances. Interest income and other, net increased by $5.0 million for the nine month period ended March 31, 1996 compared to the same period of the prior fiscal year. The increase was due to higher average cash balances and higher yields on the Company's investment portfolio.

Provision for Income Taxes

The Company's effective tax rate increased to 36% for the three and nine month periods ended March 31, 1996. The Company's tax rate was 34% for the year ended June 30, 1995. This rate increase is due primarily to the lower impact of the realization of previously reserved deferred tax assets and the expiration of the federal research and development tax credit on June 30, 1995.

The IRS is currently auditing the Company's federal income tax returns for fiscal years 1985 to 1992. The Company has received a notice of proposed tax deficiency. Management believes sufficient taxes have been provided in prior years and that the ultimate outcome of the IRS audit will not have a material adverse impact on the Company's financial position or results of operations.

Future Operating Results

The Company's future results will depend on its ability to continuously introduce new products and enhancements to its customers as demands for higher performance yield management and process control systems change or increase. Due to the risks inherent in transitioning to new products, the Company must accurately forecast demand in both volume and configuration and also manage the transition from older products. New product introductions involve the integration of complex systems and components in order to obtain customer acceptance. Failure to complete the integration process on a timely basis could result in delays in customer acceptance and deferrals of net sales to future periods. The Company's results could also be affected by the ability of competitors to introduce new products which have technological and/or pricing advantages. The Company's results also will be affected by strategic decisions made by management regarding whether to continue particular product lines, and by volume, mix and timing of orders received during a period, fluctuations in foreign exchange rates, and changing conditions in both the semiconductor industry and key semiconductor markets around the world. As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.

Liquidity and Capital Resources

Cash, cash equivalents, short-term investments and marketable securities decreased $33.1 million at March 31, 1996 compared to June 30, 1995. Cash provided by operations was $13.8 million. This was offset by the repayment in full of the Company's $20 million mortgage on its principal facility, and by $27.3 million in capital expenditures. Cash provided by operations was substantially less than reported earnings, primarily due to investments in accounts receivable and inventories. Accounts receivable increased $98.0 million due primarily to an overall increase in net sales. Additional factors were higher than normal shipments to Japan, where payment terms are longer, and non-linear shipments in the quarter ended March 31, 1996. Inventories increased $51.2 million to support the increase in net sales and the ramp-up of new products. Capital expenditures were primarily for computer equipment to accommodate the planned introduction of the Company's new enterprise business systems, engineering computers and equipment to support KLA's rapidly expanding research and development efforts, plus continued expenditures for facilities expansion. Other current liabilities increased $34.8 million primarily due to increases in accrued warranty costs associated with higher shipment volumes and increases in accrued compensation and benefits. The Company believes that its current level of liquid assets, credit facilities and expected cash generated from operations are sufficient to fund growth through the next fiscal year.

                       [KLA LOGO] INSTRUMENTS CORPORATION

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


Item 1   -   Legal Proceedings                                                 Not Applicable

Item 2   -   Changes in Securities                                             Not Applicable

Item 3   -   Defaults Upon Senior Securities                                   Not Applicable

Item 4   -   Submission of Matters to a Vote of Security Holders               Not Applicable

Item 5   -   Other Events                                                      Not Applicable

Item 6   -   Exhibits and Reports on Form 8-K                                  Page 13-14

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       [KLA LOGO] INSTRUMENTS CORPORATION



May 13, 1996                                 ROBERT J. BOEHLKE
- ------------------                           -------------------------------
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

10.75    1982 Stock Option Plan, as amended on November 15, 1995(10)

10.76 Amendment of Credit Agreement between Bank of America NT & SA and the Company dated February 15, 1995(10)

10.77 Lease Agreement, Ground Lease Agreement and Purchase Agreement dated June 5, 1995, between BNP Leasing Corporation and the Company(10)

10.78 Lease Agreement and Purchase Agreement dated August 10, 1995, between BNP Leasing Corporation and the Company(10)

10.79 Amendment of Credit Agreement between Bank of America NT & SA and the Company dated December 29, 1995(11)

(ii)     EXHIBITS INCLUDED HEREWITH:

27       Financial Data Schedule

(1)Filed as exhibit number 1 to Form 8-A/A, filed effective September 25, 1995

(2)Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1983

(3)Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1987

(4)Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1990

(5)Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1991

(6)Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1992

(7)Filed as the same exhibit number to Registrant's registration statement no.33-51819 on Form S-3, dated February 2, 1994

(8)Filed as exhibit number 4.6 as set forth herein to Registrant's Form 10-K for the year ended June 30, 1991

(9)Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1994

(10)Filed as the same exhibit number as set forth herein to Registrant's Form 10-K for the year ended June 30, 1995

(11)Filed as the same exhibit number as set forth herein to Registrant's Form 10-Q for the quarter ended December 31, 1995