Form 10-K
period 1996-06-30
KLA INSTRUMENTS CORP
filed 1996-09-27
CIK 319201

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

      TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
            NONE                                      NONE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of the registrant's stock, as of August 31, 1996, was $761,763,320. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The registrant had 51,050,005 shares of Common Stock outstanding as of August 31, 1996.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1996 ("1996 Annual Report to Stockholders" ) are incorporated by reference into Parts I, II and IV of this Report.

     Portions of the Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement" ) to be held on November 18, 1996, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended June 30, 1996, are incorporated by reference into Part III of this Report.


PART I

ITEM 1.    DESCRIPTION OF BUSINESS

THE COMPANY AND ITS PRODUCTS

     KLA Instruments Corporation was incorporated in Delaware in July 1975. The Company's headquarters are located at 160 Rio Robles, San Jose, California, 95134, telephone (408) 468-4200. Unless the text requires otherwise, the "Company" or "KLA" refers to KLA Instruments Corporation and its subsidiaries.

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

     The Company's technological strength has enabled it to develop and introduce major new product families in the past four years for the following three business units: WISARD, which addresses semiconductor wafer inspection; RAPID, which addresses reticle inspection; and Metrology, which addresses overlay registration and linewidth measurement. The Company believes that its WISARD and RAPID product families incorporate proprietary technologies which provide greater sensitivity to defects than any competing systems.

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


YIELD MANAGEMENT AND PROCESS MONITORING SYSTEMS

     KLA's systems are developed to offer customers integrated yield management solutions. KLA offers inspection systems for key steps in the semiconductor manufacturing process and analysis systems comprised of database management hardware and software to translate raw inspection data into patterns which reveal process problems. The Company's wafer inspection and metrology systems are used for engineering analysis and in-line monitoring, and its reticle inspection systems are used for pass/fail tests. The Company's software productivity and analysis systems collect, store and analyze data collected by test equipment manufactured by both the Company and others to provide semiconductor manufacturers with an integrated yield management application. The Company's principal business units are: Wafer Inspection Systems (WISARD); Reticle Inspection Systems (RAPID); Metrology, including Optical Metrology and E-Beam Metrology; Software Productivity and Analysis Systems (PRISM); Scanning Electron Microscope Inspection Systems (SEMSpec); and ATS Watcher Division
(ATS).

WISARD-WAFER INSPECTION SYSTEMS

      KLA's WISARD business unit created the market for automated inspection of semiconductor wafers with the introduction of the KLA 2000 series over eleven years ago. KLA continues to have a predominant market share with its current generation of wafer inspection systems, the 2100 series.

     The 2100 series of inspection systems offers an increase in inspection speed of up to 2,000 times over that of KLA's original wafer inspection system. This marked increase in speed and sensitivity allows customers to obtain very prompt feedback on process status by placing wafer inspection systems on the production line. The selection of the technology architecture for the 2100 series was made to allow the base unit to support a family of products capable of performance enhancements through upgrades of various subsystems. The first model, the KLA 2110, was introduced in 1991 with sufficient speed and sensitivity to enable in-line inspection of repeating arrays typical in memory devices. Since then, KLA has introduced three new repeating array models in succession, the 2111, 2112 and 2115. Each new model has had greater sensitivity and greater maximum speed compared to its predecessor. The 2115 was introduced in 1996 with twice the throughput and higher sensitivity compared to the 2112.

     In 1992, KLA introduced the KLA 2130 which is capable of "all pattern" inspection required for microprocessors and other logic devices as well as both the logic and repeating array portions of memory devices. Since then, KLA has introduced three new all pattern inspection models in succession, the 2131, 2132 and 2135. Each new model has had greater sensitivity and greater maximum speed compared to its predecessor. The 2135 was introduced in 1996 with twice the throughput and higher sensitivity compared to the 2132. The Company believes that there are further opportunities to expand the 2100 series and has several new models under development.

RAPID-RETICLE INSPECTION SYSTEMS

     RAPID, KLA's first business unit, created the market for automated inspection of reticles and photomasks for the semiconductor manufacturing industry over 18 years ago and continues to have a predominant market share. KLA has delivered over 750 reticle and photomask inspection systems worldwide.

     During photolithography, a stepper projects a circuit pattern from a reticle onto a wafer. Error-free reticles are the first step in ensuring high yields in the manufacturing process because defects in reticles can translate into millions of ruined die.

     In 1992, KLA introduced a new generation of reticle inspection systems, the 300 series. The KLA 301 Reticle Inspection System and the KLA 50 Reference Data Computer together form the KLA 351 Inspection System, which represents a major advance in speed, sensitivity and flexibility. The KLA 351 offers the highest inspection sensitivity available in the marketplace, which the Company believes is vital to meet reticle inspection requirements for today's more complex microprocessors and larger DRAMs. This dedicated image processor employs a flexible system architecture which permits future upgrades and enhancements through software, rather than hardware changes. Furthermore, the KLA 351's optics include a rotating telescope turret to provide three sensitivities in one system. The KLA 351 offers flexibility for users who need a versatile inspection system to address the inspection needs of both the most demanding and the more routine semiconductor manufacturing processes. Users may obtain higher throughput by selecting lower sensitivity inspections.

     The KLA 351 incorporates a reference database generator and data preparation system which gives full die-to-database functionality to the inspection, permitting inspection against the ideal reticle pattern as specified by the user's CAD program. The Company is continuing to develop enhancements to the KLA 351 inspection system to improve performance, serviceability and reliability.

     In 1995, the Company introduced a new reticle inspection product, STARlight, which uses reflected and transmitted light detection techniques simultaneously to identify reticle contaminants, including particles. STARlight permits users to identify defects which previously had not been detectable. The Company believes STARlight will be applied by mask manufacturers and semiconductor manufacturers. STARlight is offered as an option on the KLA 351 inspection system and as a stand-alone unit.

METROLOGY GROUP

     Optical Metrology Business Unit. Lithography for sub-micron semiconductor fabrication requires increasingly stringent overlay and critical dimension tolerances. In particular, decreasing linewidths, larger die sizes, and additional layers have made overlay mis-registration errors a crucial cause of yield loss. To address these challenges, KLA offers the KLA 5000 series metrology systems: the 5100 for overlay; and the 5105 for both overlay and critical dimension measurement. In June 1996, KLA introduced the 5200 overlay system, which has performance and usability enhancements compared to the 5100. KLA estimates that during fiscal 1994, 1995 and 1996, it had the leading share in the worldwide market for overlay registration systems.

     The KLA 5000 series uses a patented coherence probe microscopy technology which permits fast autofocus and precision critical dimension measurements. Applying its expertise in digital image processing, KLA has developed sophisticated measurement algorithms that are more tolerant of process variations. With coherence probe microscopy, the system scans the image-forming coherence region through the wafer plane, only gathering information from in-focus surfaces. As a result, measurements are more tolerant of process and substrate reflectivity variations than those from ordinary optical systems.

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

     KLA's first generation E-Beam metrology system features high throughput and automated setup. One major U.S. memory manufacturer and two major U.S. microprocessor manufacturers have purchased multiple systems for use in both production and research and development. The Company has made substantial investments in engineering and manufacturing to bring to market the next-generation tool, the KLA 8100. Production shipments of this product began in June 1996.

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

SEMSPEC-SCANNING ELECTRON MICROSCOPE INSPECTION SYSTEMS

     As feature sizes of semiconductor circuits continue to decrease for leading edge semiconductor products, the Company believes that conventional optical technologies ultimately will begin to reach physical limits imposed by the wavelength of light and fail to provide the necessary inspection resolution. Working closely with those customers with the most advanced inspection requirements, KLA has developed the world's only fully automatic electron beam inspection systems. These systems, comprised of the world's fastest scanning electron-optical column and a high speed image computer, are used for wafer and x-ray mask inspection. The development of these systems was funded in part by customer-sponsored research and development programs. KLA expects the market for these inspection systems to emerge slowly.

ATS WATCHER DIVISION-IMAGE PROCESSING SUBSYSTEMS

     The ATS Watcher division develops and manufactures the image processing electronics and optical subsystems sold to Tokyo Electron, Limited ("TEL") for inclusion in TEL's wafer probers. TEL manufactures the prober's mechanical chassis and incorporates the KLA electronics and subsystems.

     On April 30, 1996, TEL and KLA reached agreement to transfer all of KLA's prober distribution operations to TEL. Under the agreement, KLA transferred all prober related assets to TEL, and KLA is no longer selling or servicing prober systems.

CUSTOMERS AND APPLICATIONS

     The Company believes that it is one of the few suppliers which sells its systems to virtually all of the world's semiconductor manufacturers. In fiscal 1994, 1995 and 1996, no single customer accounted for more than 10% of the Company's revenues.

SALES, SERVICE AND MARKETING

     The Company believes that the size and location of its field sales, service and applications engineering organization represents a competitive advantage in its served markets. In the United States, Europe, Asia Pacific and Japan the Company has a direct sales force located in major geographical markets. The Company's sales, service and applications facilities throughout the world employ over 600 sales, service and applications engineers.

     In fiscal 1996, the Company sold its systems in Japan, Singapore and Taiwan through local sales representatives. Starting in July 1996, KLA began selling direct in these countries and no longer uses a local sales representative, except in Japan. In Japan, the Company took over the majority of the sales duties in July 1996, but will be phasing out its distributor (TEL) through December 1996.

     KLA maintains an export compliance program that fully meets the requirements of the U.S. Department of Commerce. KLA has never been denied approval to ship against a purchase order.

     For information regarding the Company's revenues from foreign operations for the Company's last three fiscal years, see Note 10 on page 22 of the 1996 Annual Report to Stockholders, incorporated herein by reference.

TECHNOLOGY

     The Company's inspection and metrology systems precisely capture trillions of features on wafers and reticles that are as small as 10 millionths of an inch on a side and analyze each of these features for possible defects through the use of the following technologies:

     Image Acquisition. The Company's systems acquire images of sub-micron features on wafers and reticles. The quality and brightness of the images greatly influence the speed and sensitivity of the final inspection system. The Company has developed a wide range of optical imaging systems, such as laser scanners, interference microscope systems, and conventional white light and deep UV optical systems. To satisfy the future sensitivity requirements of advanced lithography, the Company has developed an electron beam system which incorporates the world's fastest scanning electron-optical column.

     Image Conversion. The Company's equipment converts the photon or electron image to an electronic digital format. The Company has been a pioneer in the use of time-delay-integration sensors. The Company also utilizes other image conversion technologies such as avalanche diode detectors, photo multiplier systems and fixed frame pickups.

     Precision Mechanics. In the most common configuration of an inspection system, the reticle or the wafer is moved at a constant speed through the field of the imaging system. Since areas of interest are as small as 5 millionths of an inch, and vibrations in the scanning system of one-tenth of the area of interest can degrade system performance, the mechanical stage must be extremely smooth and precise. To address these requirements, the Company has ten years of experience in the design and manufacture of air-bearing linear drive stages.

     Proprietary Algorithms. To perform the inspection or measurement task, the Company's equipment examines the properties of the digitized images using a set of logical steps (algorithms) which measure the desired image property. The Company's engineers develop sets of algorithms that are specifically tailored to obtain optimum performance for its wafer, reticle and metrology systems. These algorithms are largely responsible for the state-of-the-art performance of the Company's systems.

     Image Computers. The combination of proprietary algorithms and special purpose computers allows the Company's equipment to have a high performance to cost ratio. While general purpose computers are capable of executing the Company's algorithms, very few computer architectures can sustain the computing speed that is required in the Company's systems. To address this requirement, the Company develops and builds special purpose image computers designed to execute its algorithms.

     Database Analysis. Many of the inspections that the Company's reticle inspection systems perform require a digital image representation of the ideal pattern obtained from the data used to manufacture the reticle. This capability allows inspection systems to compare the actual circuit with its design specifications. The Company has been developing database systems for over 16 years to satisfy this objective. Its present generation of special purpose database computers is capable of generating simulated images at the same high speeds at which the Company's image conversion systems generate the digital image from the actual reticle.

     Statistical Process Control. Integrated circuit yield management and process monitoring systems generate hundreds of thousands of data items each day. To enhance the utility of this data, the Company has a team of software engineers who build systems containing statistical process control software to simplify data and present this data in a useful manner. The Company is continuing to work on new software to enhance its statistical process control systems.

RESEARCH AND DEVELOPMENT

     The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation. The Company believes that continued and timely development of new products and enhancements to existing products are necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to research and development programs and seeks to maintain close relationships with customers to remain responsive to their needs. In order to meet continuing developments in the semiconductor industry and to broaden the applications for its image processing technology, the Company is committed to significant engineering efforts for product improvement and new product development. The Company reports engineering, research and development expense net of this funding.

     KLA typically receives some external funding from customers, industry groups, and government sources to augment its engineering, research and development efforts. The Company reports engineering, research and development expense net of this funding. Thus, recorded amounts for engineering, research and development expense were 9%, 10% and 11% of sales in fiscal 1994, 1995 and 1996, respectively. For information regarding the Company's research and development expense during the last three fiscal years, see Notes 1 and 8 on pages 18 and 22, respectively, of the 1996 Annual Report to Stockholders incorporated herein by reference.


MANUFACTURING

     The Company's principal manufacturing activities take place in San Jose, California, and Migdal Ha'Emek, Israel, and consist primarily of manufacturing, assembling and testing components and subassemblies which are acquired from third party vendors and then integrated into the Company's finished products. Due to the discontinuation of the Wafer Probing Systems agreement with TEL, the Company discontinued manufacturing operations in Bevaix, Switzerland in April 1996. The Company is also cross-training personnel, so that it can respond to changes in product mix by reallocating personnel in addition to hiring.

     The Company has been working with key vendors to improve inventory management. Volume purchase agreements and just-in-time delivery schedules have helped control both inventory levels and costs. The Company's manufacturing engineers, in conjunction with key vendors, are improving the manufacturability and reliability of the new wafer and reticle inspection systems and metrology systems.

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

     The Company's wafer and reticle inspection systems have a predominant share of their respective markets. The Company believes that it is the leading provider of overlay registration systems.

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

BACKLOG

     Backlog orders for systems were $250 and $385 million at June 30, 1995 and 1996, respectively. In general, systems ship within six months to a year after receipt of a customer's purchase order.

EMPLOYEES

     As of August 31, 1996, the Company employed a total of approximately 2,500 persons. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

     Competition in the recruiting of personnel in the semiconductor and semiconductor equipment industry is intense. The Company believes that its future success will depend in part on its continued ability to hire and retain qualified management, marketing and technical employees.

ITEM 2.    PROPERTIES

     The Company owns a corporate facility which houses engineering, manufacturing and administrative functions in San Jose, California, occupying approximately 232,000 square feet. The Company purchased this facility in 1990 at a total cost of approximately $30 million, including improvements. The Company leases additional office space for manufacturing, engineering, sales and service activities, including seven locations in the U.S., eleven in Japan, eight in Europe, two each in Korea and Israel, and one each in Malaysia and Taiwan. The Company leases three buildings adjacent to its campus facility, consisting of an aggregate of approximately 87,000 square feet. Two of these leases have been extended to fiscal 2000 (73,000 square feet).

     In June 1995, the Company entered into a five-year operating lease for a 105,000 square-foot building constructed on land owned by the Company in San Jose, California. Monthly rent payments for the building commenced on July 1, 1996, and will vary based on the London interbank offering rate (LIBOR). The Company may, at its option, purchase the building during the term of the lease for $12.5 million. In August 1995, the Company entered into a five-year operating lease agreement for an additional 120,000 square feet in two buildings in San Jose, California. Monthly rent payments for the buildings commenced on May 1, 1996, and will vary based on the LIBOR rate. The Company may, at its option, purchase the buildings during the term of the lease for $18.7 million. If the Company does not purchase any or all of the buildings at the end of their respective leases, the Company will guarantee the lessor 85% of the aforementioned purchase prices of the building or buildings not purchased. In addition, the lease agreements require the Company to maintain, among other items, minimum quick ratio, tangible net worth and profitability. As of June 30, 1996, the Company was in compliance with all of these covenants.

ITEM 3.    LEGAL PROCEEDINGS

     Not Applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         "Common Stock" on page 24 of the 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         "Selected Financial Data" on page 14 of the 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
        FINANCIAL   CONDITION

         "Management's Financial Commentary" on pages 12 and 13 of the 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated August 7, 1996, appearing on pages 14 through 24 of the 1996 Annual Report to Stockholders are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Set forth below are the names of the present executive officers of the Company, their ages and positions held with the Company.

Name                                 Age                                   Position
- ----                                 ---                                   --------
Kenneth Levy                          53           Chairman of the Board of Directors and
                                                      Chief Executive Officer
Kenneth L. Schroeder                  50           President, Chief Operating Officer and Director
Robert J. Boehlke                     55           Vice President of Finance and Administration,
                                                      Chief Financial Officer and Assistant Secretary
Frank L. Brienzo                      45           Vice President, Asia Operations
Virginia J. DeMars                    54           Vice President, Human Resources
Gary E. Dickerson                     38           Group Vice President, Wafer Inspection
Samuel A. Harrell                     56           Senior Vice President, Strategic Business Development
Michael W. Morrissey                  51           Group Vice President, Customer Group
Neil Richardson                       41           Vice President, Metrology
Magnus O. W. Ryde                     40           Vice President, U.S. and European Sales Organizations
Arthur P. Schnitzer                   53           Group Vice President
Christopher Stoddart                  40           Treasurer
Bin-Ming Ben Tsai                     38           Vice President, Chief Technical Officer
William Turner                        40           Vice President, Corporate Finance
Edward W. Barnholt                    53           Director
Leo J. Chamberlain                    66           Director
Robert E. Lorenzini                   59           Director
Yoshio Nishi                          56           Director
Samuel Rubinovitz                     66           Director
Dag Tellefsen                         54           Director


     Mr. Levy co-founded the Company in July 1975 and served as President and Chief Executive Officer and a Director of the Company until November 1991, when he became Chairman of the Board of Directors and Chief Executive Officer. Since May 1993, Mr. Levy has been a Director of Ultratech Stepper, Inc., a manufacturer of photolithography equipment; since April 1993, a Director of Network Peripherals, Inc., a supplier of high-performance client-server networking solutions; and since August 1995, a Director of Integrated Process Equipment Corporation, a manufacturer of chemical, mechanical, polishing and cleaning equipment which is used in the manufacturing of advanced semiconductor devices.

     Mr. Schroeder rejoined the Company in November 1991 as President, Chief Operating Officer and Director. Mr. Schroeder had worked previously at KLA from 1979 through 1987, during which time he held the positions of Vice President of Operations (1979); Vice President and General Manager, RAPID (1982); Vice President and General Manager, WISARD (1983); and Senior Vice President (1985). In July 1988, he became President and Chief Executive Officer of Photon Dynamics, Inc., a manufacturer of electro-optic test equipment. In mid-1990, he was appointed President, Chief Operating Officer and Director of Genus, Inc., a manufacturer of CVD chemical vapor deposition and ion implant equipment. He left Genus in October 1991, to rejoin KLA. Since July, 1993, Mr. Schroeder has been a director of SEMI/SEMATECH, an organization of American equipment companies supporting SEMATECH and its mission; since August, 1995, Mr. Schroeder has been a director of GaSonics, International, a supplier of resist stripping, cleaning, etching and deposition equipment.

     Mr. Boehlke joined the Company in April 1983 as Vice President and General Manager of the RAPID Division. Subsequently, he was General Manager of several divisions and groups of divisions at KLA. In June 1985, Mr. Boehlke was elected to Senior Vice President and to Executive Vice President in January 1989, and to Chief Operating Officer in August 1989 until July 1990, when he became Chief Financial Officer. From 1988 until 1993 he served on the Board of Directors of SEMI/SEMATECH, where he was a member of the executive committee.

     Mr. Brienzo joined the Company in March 1986 as Director of Quality Assurance and Customer Acceptance, WISARD Division. In Sept. 1986, he became Vice President of Operations, WISARD Division. In October 1990, he was named President of KLA Acrotec. He served there until September 1994, when he took the position of Vice

President Operations, KLA Japan. In July 1995, he was promoted to Vice President, Asia Operations and General Manager, KLA Japan.

     Ms. DeMars joined KLA in 1988 as Director of Human Resources after a 13 year career in Employee Relations at Monolithic Memories, Inc. and Advanced Micro Devices. In November 1991, KLA promoted Ms. DeMars to Vice President of Human Resources, worldwide.

     Mr. Dickerson joined KLA in January 1986 as a Senior Applications Engineer in the Wafer Inspection Division. In July 1987 he was promoted to Manager of Applications Engineering for the Wafer Inspection Division, followed by Manager of Product Planning in July 1989, Director of Marketing in July 1990, and Vice President of Marketing in July 1992. In July 1993, he was promoted to Vice President and Director of the Wafer Inspection Business Unit. In July 1994, he was elected Vice President of the Company and promoted to Group Vice President in January, 1996.

     Dr. Harrell joined the Company in September 1995 as Senior Vice President and Chief Strategy Officer. Dr. Harrell is responsible for strategic corporate development. Dr. Harrell served from October 1992 to December 1995 as the Senior Vice President and Chief Strategy Officer of SEMATECH. From August 1987 to September 1992 he served as President of SEMI/SEMATECH.

     Mr. Morrissey joined KLA in April 1996 as Group Vice President for the Customer Group, after a 26 year career with NCR and AT&T. He was Vice President of NCR's Workstation Product Division from July 1993 to April 1996 and Vice President of the Microelectronics Division from March 1991 to June 1993. Mr. Morrissey has also served on the Board of Directors for SEMATECH.

     Dr. Richardson joined KLA in June 1993 as Vice President and General Manager of the Metrology Division, and was elected Vice President of the Company in July 1994. He served as Vice President and General Manager of the Diagnostic Systems Group of Schlumberger Technologies from September 1985 to November 1991, and was the Corporate Technology Adviser for Schlumberger Ltd., a manufacturer of electronic test equipment, from November 1991 to May 1993.

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

     Mr. Schnitzer joined the Company in July 1978 as Software Engineering Manager, was promoted to Director of Engineering of the RAPID Division in July 1982, and was promoted to Vice President in July 1983. He became Vice President of Technology and Marketing of RAPID in May 1987, and Vice President of Advanced Inspection in January 1989. In October 1989, he was promoted to General Manager of the WISARD Division and, additionally, was elected to Vice President of the Company in July 1990. In July 1993, he became Group Vice President and is presently responsible for RAPID, SEMSpec and PRISM.

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

     Mr. Turner joined the Company in September 1983 as a Financial Analyst. After serving as Controller for the Rapid, ATS and International divisions, he was named Corporate Controller in December 1989 and was elected Vice President of the Company in July 1990. In August 1996, he was named Vice President of Corporate Finance.

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

     Dr. Nishi has served as a Director of the Company since 1989. He has served as Senior Vice President and Director of Research and Development for the Semiconductor Group of Texas Instruments since May 1995. Mr. Nishi served as a Director of numerous research laboratories at Hewlett-Packard from January 1986 to April 1995. He is a consulting professor in the Stanford University Department of Electrical Engineering and teaches at Waseda University in Japan as a visiting Professor of the Materials Science and Engineering Department and the Electronic Communication Engineering Department.

     Mr. Rubinovitz previously served as a Director of the Company from October 1979 to January 1989, and rejoined the Company as a Director in 1990. From April 1989 through January 1994, he served as Executive Vice President of EG&G, Inc., a diversified manufacturer of scientific instruments and electronic, optical and mechanical equipment, and previously as Senior Vice President of EG&G, Inc. between April 1986 and April 1989. From April 1989 to April 1996, Mr. Rubinovitz served as a Director of EG&G. Since October 1984, he has served as Director of Richardson Electronics, Inc., a manufacturer and distributor of electron tubes and semiconductors and, since October 1986, Director of Kronos, Inc., a manufacturer of electronic time keeping systems. Since December 1994, he has served as a Director of LTX Corporation, a manufacturer of Semiconductor Test Equipment.

     Mr. Tellefsen has served as a Director of the Company since 1978. He is Managing Partner of Glenwood Management, a venture capital firm. Since January 1983, he has served as a Director of Iwerks Entertainment, a producer of movie-based specialty theaters, and since 1982, as a director of Octel Communications Corporation.


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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORT ON FORM 8-K

     (a)  (1) Financial Statements: See Index to Financial Statements, page 14.
          (2) Financial Statement Schedules: See Index to Financial Statement Schedules, page 14.
          (3) Exhibits: See Index to Exhibits, pages 15 and 16.

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California, on the 26th day of September 1996.


                                    KLA INSTRUMENTS CORPORATION



                                       By    /s/   WILLIAM TURNER
                                          ------------------------------------
                                                William Turner
                                       Vice President of Corporate Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

           Signature                                 Title                                        Date
  /s/  KENNETH LEVY                            Director, Chairman of the Board, and            September 26, 1996
- ------------------------------------             Chief Executive Officer
     Kenneth Levy


  /s/  KENNETH L. SCHROEDER                    Director, President                             September 26, 1996
- ------------------------------------             and Chief Operating Officer
     Kenneth L. Schroeder


  /s/  ROBERT J. BOEHLKE                       Vice President of Finance                       September 26, 1996
- ------------------------------------             and Administration,
     Robert J. Boehlke                           Chief Financial Officer,
                                                 and Assistant Secretary


  /s/  EDWARD W. BARNHOLT                      Director                                        September 26, 1996
- ------------------------------------
     Edward W. Barnholt


  /s/  LEO J. CHAMBERLAIN                      Director                                        September 26, 1996
- ------------------------------------
     Leo J. Chamberlain


  /s/  ROBERT E. LORENZINI                     Director                                        September 26, 1996
- ------------------------------------
     Robert E. Lorenzini


  /s/  DR. YOSHIO NISHI                        Director                                        September 26, 1996
- ------------------------------------
     Dr. Yoshio Nishi


  /s/  SAMUEL RUBINOVITZ                       Director                                        September 26, 1996
- ------------------------------------
     Samuel Rubinovitz


  /s/  DAG TELLEFSEN                           Director                                        September 26, 1996
- ------------------------------------
     Dag Tellefsen

                  KLA INSTRUMENTS CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        Page(s) in
                                                                                                       1996 Annual
                                                                                                          Report*
                                                                                                       ------------
Consolidated Statement of Operations for the three years ended June 30, 1996 ..........................      14

Consolidated Balance Sheet at June 30, 1995 and 1996 ..................................................      15

Consolidated Statement of Stockholders' Equity for the three years ended  June 30, 1996 ...............      16

Consolidated Statement of Cash Flows for the three years ended June 30, 1996 ..........................      17

Notes to the Consolidated Financial Statements ........................................................   18-23

Report of Independent Accountants .....................................................................      24


*Incorporated by reference from the indicated pages of the 1996 Annual Report to Stockholders.


                     INDEX TO FINANCIAL STATEMENT SCHEDULES


      Financial Statement Schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                INDEX TO EXHIBITS


(i)      EXHIBITS INCORPORATED BY REFERENCE:

 3.1     Certificate of Incorporation as amended(7)

 3.2     Bylaws, as amended(7)

 4.1     Amended and Restated Rights Agreement dated as of August 26, 1995, between the Company and First National Bank of Boston, as Rights Agent. The Rights Agreement includes as Exhibit A, the form of Right Certificate and as Exhibit B, the summary of transactions of Rights.(1)

10.15    Statement of Partnership to Triangle Partners dated April 12, 1983(2)

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

10.76    Amendment of Credit Agreement between Bank of America NT & SA and the
             Company dated February 15, 1995(10)

10.77    Lease Agreement, Ground Lease Agreement and Purchase Agreement dated
             June 5, 1995, between BNP Leasing Corporation and the Company(10)

10.78    Lease Agreement and Purchase Agreement dated August 10, 1995, between
             BNP Leasing Corporation and the Company(10)

10.79    Amendment of Credit Agreement between Bank of America NT & SA and the
             Company dated December 29, 1995(11)

(ii)     EXHIBITS INCLUDED HEREWITH:

10.80    Mortgage Loan Supplement Program between Bank of the West and the
             Company dated May 8, 1996.

13.1     1996 Annual  Report to  Stockholders.  This Annual  Report shall not be deemed to be filed except to the extent that the information is specifically incorporated by reference.

21       List of Subsidiaries of KLA Instruments Corporation

23.1     Consent of Independent Accountants

27       Financial Data Schedule


(1)Filed as exhibit number 1 to Registrant's Form 8-A/A Amendment number 2 to Registration Statement, filed on September 24, 1996

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