Form 10-Q
period 1996-09-30
KLA INSTRUMENTS CORP
filed 1996-11-12
CIK 319201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:     September 30, 1996

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

                                    468-4200
              (Registrant's telephone number, including area code)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No_____



         As of September 30, 1996 there were 51,064,895 shares of the registrant's Common Stock, $0.001 par value, outstanding.

                           KLA INSTRUMENTS CORPORATION

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                                                                         Page
                                                                                        Number
                                                                                        ------
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements:

              Condensed Consolidated Statements of Operations for the
              Three Months Ended September 30, 1995 and 1996 ..............................3

              Condensed Consolidated Balance Sheets at June 30 and
              September 30, 1996...........................................................4

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended September 30, 1995 and 1996 ..............................5

              Notes to Unaudited Condensed Consolidated
              Financial Statements.........................................................6


Item 2    Management's Discussion and Analysis of Results of
          Operations and Financial Condition.............................................7-8


PART II   OTHER INFORMATION

Items 1-6..................................................................................9

Signatures................................................................................10

PART I      FINANCIAL INFORMATION

Item 1      Financial Statements


                           KLA INSTRUMENTS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30,
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                       1995             1996
                                                    ---------        ---------
Net sales                                           $ 149,076        $ 164,154
                                                    ---------        ---------

Costs and expenses:
     Cost of sales                                     66,672           74,152
     Engineering, research and development             15,621           21,495
     Selling, general and administrative               27,855           35,556
                                                    ---------        ---------
                                                      110,148          131,203
                                                    ---------        ---------
Income from operations                                 38,928           32,951
Interest income and other, net                          4,187            3,532
Interest expense                                         (418)            (154)
                                                    ---------        ---------
Income before income taxes                             42,697           36,329
Provision for income taxes                             15,371           12,352
                                                    ---------        ---------

Net income                                          $  27,326        $  23,977
                                                    =========        =========

Net income per share                                $    0.52        $    0.46
                                                    =========        =========

Shares used in computing net income per share          52,408           52,127


See accompanying notes to unaudited condensed consolidated financial statements.

                           KLA INSTRUMENTS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                                              June 30,       September 30,
                                                                                                1996             1996
                                                                                             ---------        -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                                 $ 109,404        $ 107,106
   Short-term investments                                                                       14,279           22,462
   Accounts receivable, net of allowances of
            $3,121 and $3,182                                                                  203,470          192,972
   Inventories                                                                                 132,377          138,619
   Deferred income taxes                                                                        27,246           27,055
   Other current assets                                                                          6,783           11,870
                                                                                             ---------        ---------
         Total current assets                                                                  493,559          500,084

Land, property and equipment, net                                                               71,825           74,923
Marketable securities                                                                          137,728          154,882
Other assets                                                                                     9,660           10,936
                                                                                             ---------        ---------
Total assets                                                                                 $ 712,772        $ 740,825
                                                                                             =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                                           $   3,111        $   5,807
     Accounts payable                                                                           27,330           21,498
     Income taxes payable                                                                       34,595           37,287
     Other current liabilities                                                                 104,167          107,482
                                                                                             ---------        ---------
         Total current liabilities                                                             169,203          172,074
                                                                                             ---------        ---------

Deferred income taxes                                                                            6,320            7,792
                                                                                             ---------        ---------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value, 1,000 shares authorized,
     none issued and outstanding                                                                  --               --
   Common stock, $0.001 par value, 75,000 shares authorized,
     51,030 and 51,065 shares issued and outstanding                                                51               51
   Capital in excess of par value                                                              277,892          278,000
   Retained earnings                                                                           259,777          283,754
   Treasury stock                                                                                 (581)          (1,213)
   Net unrealized gain/(loss) on investments                                                      (131)             171
   Cumulative translation adjustment                                                               241              196
                                                                                             ---------        ---------
         Total stockholders' equity                                                            537,249          560,959
                                                                                             ---------        ---------
Total liabilities and stockholders' equity                                                   $ 712,772        $ 740,825
                                                                                             =========        =========


See accompanying notes to unaudited condensed consolidated financial statements.

                           KLA INSTRUMENTS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                 (In thousands)
                                   (Unaudited)

                                                                 1995             1996
                                                              ---------        ---------
Cash flows from operating activities:
   Net income                                                 $  27,326        $  23,977
   Adjustments required to reconcile net income to cash
     provided by operations:
       Depreciation and amortization                              3,385            5,517
       Deferred income taxes                                       --              1,663
   Changes in assets and liabilities:
     Accounts receivable                                        (19,081)          10,498
     Inventories                                                (12,825)          (6,242)
     Other assets                                                 9,261           (6,363)
     Accounts payable                                             1,366           (5,832)
     Income taxes payable                                         6,945            2,692
     Other current liabilities                                   10,639            3,315
                                                              ---------        ---------
Cash provided by operating activities                            27,016           29,225
                                                              ---------        ---------

Cash flows from investing activities:
   Capital expenditures                                          (8,097)          (8,615)
   Purchases of short and long-term available
     for sale securities                                       (137,685)         (73,669)
   Sales and maturities of short and long-term
     available for sale securities                              114,456           48,634
                                                              ---------        ---------
Cash used for investing activities                              (31,326)         (33,650)
                                                              ---------        ---------

Cash flows from financing activities:
   Short-term borrowings, net                                    (2,018)           2,696
   Payment of current portion of long-term debt                 (20,000)            --
   Sales of common stock/tax benefit of options
     exercised                                                      788             (524)
                                                              ---------        ---------
Cash provided by/(used for) financing activities                (21,230)           2,172
                                                              ---------        ---------

Effect of exchange rate changes                                    (699)             (45)
                                                              ---------        ---------

Decrease in cash and cash equivalents                           (26,239)          (2,298)
Cash and cash equivalents at beginning of period                 92,059          109,404
                                                              ---------        ---------
Cash and cash equivalents at end of period                    $  65,820        $ 107,106
                                                              =========        =========


See accompanying notes to unaudited condensed consolidated financial statements.

                           KLA INSTRUMENTS CORPORATION
               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS


1) In the opinion of Company's management, the unaudited consolidated condensed financial statements include all adjustments (consisting only of adjustments that are of a normal recurring nature) necessary for a fair statement of results. The results for the quarter ended September 30, 1996, are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the Company's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended June 30, 1996.

2)       Details of certain balance sheet components (in thousands):

                                                    June 30,             September 30,
                                                      1996                    1996
                                                   -----------            -----------
                  Inventories:
                    Systems raw materials          $    33,521            $    34,608
                    Customer service spares             13,614                 20,843
                    Work-in-process                     47,012                 57,908
                    Demonstration equipment             38,230                 25,260
                                                   -----------            -----------
                                                   $   132,377            $   138,619
                                                   ===========            ===========


3) In April 1996, the Company adopted a plan to repurchase, at its discretion, up to $20 million of KLA common stock on the open market, through October 1997. Shares repurchased during the three month period ended September 30, 1996 totaled 35,000 shares at a total cost of $631,250.

4) In September 1996, the Company granted new replacement stock options in exchange for the cancellation of the entire unexercised portion of the options being replaced. These options were issued at the fair market value on the date of grant. The number of options granted under the first new option was equal to 50% of the number of canceled options. The remaining 50% of new options will be granted as a second new option at some date on or before March 16, 1997, at the fair market value on the date of grant.

5) The Company's effective tax rate decreased to 34% for the three months ended September 30, 1996. The Company's tax rate was 36% for the year ended June 30, 1996. This rate decrease is due primarily to the reinstatement of the federal research and development tax credit. The difference between the statutory tax rate and the Company's effective tax rate is primarily due to R&D tax credits, FSC benefits, tax exempt interest and state taxes.

6) Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the respective periods, including the assumed net shares issuable upon exercise of stock options, when dilutive.

                           KLA INSTRUMENTS CORPORATION


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


The following discussion and analysis may contain forward-looking statements that reflect the Company's current judgment regarding the matters addressed by such statements. Because such statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ substantially. Important factors that could cause actual results to differ are described in the following discussion and are particularly noted under "Future Operating Results" on page 8.

Results of Operations

First Quarter of Fiscal 1997 Compared with First Quarter of Fiscal 1996

Net Sales

Net sales increased $15.1 million or 10.1% for the three month period ended September 30, 1996 as compared to the first quarter of the prior fiscal year. The RAPID business unit, driven primarily by changes in technology, was predominately responsible for the increase in sales. The Company attributes the increase in RAPID's sales primarily to the ongoing industry-wide retooling for advanced reticle manufacturing, as well as continuing industry movement towards smaller line widths. Unit sales in the WISARD business unit declined, reflecting the industry's capital spending weakness. Many of the leading manufacturers have placed new fab construction on hold while they evaluate the marketplace and assess the future supply/demand relationship for various semiconductor devices.

Gross Margin

Gross margins were 54.9% for the three month period ended September 30, 1996 compared to 55.3% in the first quarter of the prior fiscal year. The slight decrease in the gross margin reflects a mix shift towards the RAPID business unit. Gross margins for the RAPID business unit have increased as a result of lower cost components and lower installation and warranty costs, but these margins are still below the Company average. Gross margins were favorably affected by the sales of two SEMSpec units during the quarter, however the slight increase was offset by changes in product mix within the WISARD business due to the ramp up of the KLA 2135.

Engineering, Research and Development

Engineering, research and development expenses were 13.1% of net sales for the three month period ended September 30, 1996 compared to 10.5% in the first quarter of the prior fiscal year. Net engineering expenditures rose $5.9 million during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The Company is concentrating on the broad opportunities in yield management, including the networking of all measurement tools in a fab, the development of new measurement tools, and the related software for using those tools.

Selling, General and Administrative

Selling, general and administrative expenses were 21.7% of net sales for the three month period ended September 30, 1996 compared to 18.7% in the first quarter of the prior fiscal year. Operating costs included approximately $5.0 million of representative commissions which relate to orders previously taken by the Company's former representative in Japan but which shipped during the first quarter. These commissions will phase out substantially during the next several quarters. Some reductions in other operating costs were initiated during the quarter, the full effects of which will not be realized until the next quarter.


Interest Income and Other

Interest income and other, net, decreased $0.7 million for the three month period ended September 30, 1996 compared to the first quarter of the prior fiscal year. This decrease is due to lower yields on the Company's investment portfolio offsetting higher average cash balances.

Provision for Income Taxes

The Company's effective tax rate decreased to 34% for the three months ended September 30, 1996. The Company's tax rate was 36% for the year ended June 30, 1996. This rate decrease is due primarily to the reinstatement of the federal research and development tax credit. The difference between the statutory tax rate and the Company's effective tax rate is primarily due to R&D tax credits, FSC benefits, tax exempt interest and state taxes.

The IRS is currently auditing the Company's federal income tax returns for fiscal years 1985 to 1992. The Company has received a notice of proposed tax deficiency for such years. The Company filed a tax protest letter with the IRS on June 10, 1996, in response to the IRS notice. Management believes sufficient taxes have been provided in prior years and that the ultimate outcome of the IRS audit will not have a material adverse impact on the Company's financial position or results of operations.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities balances increased to $284.5 million for the three months ended September 30, 1996. Cash generated by operations was $30.7 million, derived primarily from net income and reductions in receivables. This was offset by long term investments of $17.2 million for the quarter. The Company's capital expenditures were primarily in facility improvements, new computers to accommodate general business needs, and engineering computers and equipment to support the Company's expanding research and development efforts. The Company believes that its current level of liquid assets, credit facilities and expected cash generated from operations are sufficient to fund growth through the next fiscal year.

                           KLA INSTRUMENTS CORPORATION

                                    FORM 10-Q

                           PART II: OTHER INFORMATION



Item 1     Legal Proceedings

           None

Item 2     Changes in Securities                                 Not applicable

Item 3     Defaults Upon Senior Securities                       Not applicable

Item 4     Submission of Matters to a Vote of Security Holders   Not applicable

Item 5     Other Events                                          Not applicable

Item 6     Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  27.1  Financial Data Schedule

           (b)    Reports on Form 8-K

                  Current report on Form 8-K filed September 24, 1996:

                  The Company filed a Form 8-K on September 24, 1996, reporting that as of April 26, 1996, the Company amended its Shareholder Rights Plan. The amendment increased the exercise price from $50.00 to $160.00, changed the acquisition threshold from 20% to 15%, extended the term from 1999 to 2006, added an exchange provision and made certain other technical changes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           KLA INSTRUMENTS CORPORATION




November 12, 1996                       ROBERT J. BOEHLKE
-----------------                       -----------------
      [Date]                            Robert J. Boehlke
                                        V.P. Finance and Administration
                                        Chief Financial Officer