Form 10-Q
period 1997-03-31
KLA TENCOR CORP
filed 1997-05-14
CIK 319201

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from   __________    to   ___________

Commission File Number 0-9992

                             KLA-TENCOR CORPORATION
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

              ----------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No_____



         As of April 29, 1997 there were 51,711,809 shares of the registrant's Common Stock, $0.001 par value, outstanding.

                             KLA-TENCOR CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX

                                                                                              Page
                                                                                           Number
                                                                                           ------
PART I          FINANCIAL INFORMATION
------          ---------------------

Item 1          Financial Statements (unaudited)

                   Condensed Consolidated Interim Balance Sheets at
                   March 31, 1997 and June 30, 1996   . . . . . . . . . . . . . . . . . . . .   3

                   Condensed Consolidated Interim Statements of Operations for
                   the Three and Nine Month Periods Ended March 31, 1997
                   and March 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

                   Condensed Consolidated Interim Statements of Cash Flows
                   for the Nine Months Ended March 31, 1997 and 1996    . . . . . . . . . . .   5

                   Notes to Condensed Consolidated Interim Financial Statements   . . . . . .   6


Item 2             Management's Discussion and Analysis of Financial Condition
                   and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .  8




PART II         OTHER INFORMATION
-------         -----------------

Item 1          Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 2          Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 3          Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . .  12
Item 4          Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . .  12
Item 5          Other Events  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 6          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .  12

                     PART I          FINANCIAL INFORMATION

ITEM 1           FINANCIAL STATEMENTS


                 CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
                                  (Unaudited)


                                                        March 31,     June 30,
(In thousands)                                            1997          1996
                                                       ---------     ---------
ASSETS
Current assets
  Cash and cash equivalents                            $ 149,573     $ 109,404
  Short-term investments                                  11,003        14,279
  Accounts receivable, net                               122,027       203,470
  Inventories                                            118,289       132,377
  Deferred income taxes                                   27,909        27,246
  Other current assets                                    14,756         6,783
                                                       ---------     ---------
         Total current assets                            443,557       493,559

Land, property and equipment, net                         73,428        71,825
Marketable securities                                    257,795       137,728
Other assets                                              13,512         9,660
                                                       ---------     ---------
         Total assets                                  $ 788,292     $ 712,772
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable                                        $   2,115     $   3,111
  Accounts payable                                        19,732        27,330
  Income taxes payable                                    34,762        34,595
  Other current liabilities                              113,725       104,167
                                                       ---------     ---------
         Total current liabilities                       170,334       169,203
                                                       ---------     ---------

Deferred income taxes                                      6,316         6,320
                                                       ---------     ---------
Commitments and contingencies

Stockholders' equity:
  Common stock and additional paid-in capital            285,377       277,943
  Retained earnings                                      328,789       259,777
  Treasury stock                                            (581)         (581)
  Net unrealized loss on investments                      (1,181)         (131)
  Cumulative translation adjustment                         (762)          241
                                                       ---------     ---------
    Total stockholders' equity                           611,642       537,249
                                                       ---------     ---------
         Total liabilities and stockholders' equity    $ 788,292     $ 712,772
                                                       =========     =========


See accompanying notes to condensed consolidated interim financial statements.

            CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                             Three Months Ended      Nine Months Ended
                                                  March 31,               March 31,
(In thousands, except per share amounts)     1997        1996        1997         1996
---------------------------------------------------------------------------------------
Net sales                                  $157,761    $187,494    $473,586    $502,320
                                           --------    --------    --------    --------

Costs and expenses:
    Cost of sales                            75,322      85,215     224,508     227,239
    Engineering, research and
       development                           22,046      20,942      62,212      54,599
    Selling, general and administrative      29,622      33,655      94,368      90,957
                                           --------    --------    --------    --------
                                            126,990     139,812     381,088     372,795
                                           --------    --------    --------    --------
Income from operations                       30,771      47,682      92,498     129,525

Interest income and other, net                5,144       2,033      12,065       9,504
                                           --------    --------    --------    --------
Income before income taxes                   35,915      49,715     104,563     139,029

Provision for income taxes                   12,211      17,898      35,551      50,051
                                           --------    --------    --------    --------

Net income                                 $ 23,704    $ 31,817    $ 69,012    $ 88,978
                                           ========    ========    ========    ========

Net income per share                       $   0.44    $   0.61    $   1.30    $   1.70
                                           ========    ========    ========    ========

Shares used in computing net income
   per share                                 53,830      52,170      53,014      52,321





See accompanying notes to condensed consolidated interim financial statements.

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Nine Months Ended
                                                                   March 31,
(In thousands)                                               1997          1996
                                                          ---------     ---------
Cash flows from operating activities:
  Net income                                              $  69,012     $  88,978
  Adjustments required to reconcile net income to cash
    provided by/(used in) operations:
      Depreciation and amortization                          16,385        10,700
      Deferred income taxes                                    (667)           --
  Changes in assets and liabilities:
    Accounts receivable                                      81,443       (97,958)
    Inventories                                              14,088       (51,205)
    Other assets                                            (11,825)        4,718
    Accounts payable                                         (7,598)       16,954
    Income taxes payable                                        167         6,869
    Other current liabilities                                 9,558        34,757
                                                          ---------     ---------
Cash provided by operating activities                       170,563        13,813
                                                          ---------     ---------

Cash flows from investing activities:
  Capital expenditures                                      (17,988)      (27,321)
  Purchases of short and long-term available
    for sale securities                                    (391,890)     (374,289)
  Sales and maturities of short and long-term
    available for sale securities                           274,049       361,085
                                                          ---------     ---------
Cash used for investing activities                         (135,829)      (40,525)
                                                          ---------     ---------

Cash flows from financing activities:
  Short-term borrowings, net                                   (996)       (2,487)
  Payment of current portion of long-term debt                   --       (20,000)
  Issuance of common stock, net                               7,434         4,786
                                                          ---------     ---------
Cash provided by/(used in) financing activities               6,438       (17,701)
                                                          ---------     ---------

Effect of exchange rate changes                              (1,003)       (1,020)
                                                          ---------     ---------

Increase/(decrease) in cash and cash equivalents             40,169       (45,433)
Cash and cash equivalents at beginning of period            109,404        92,059
                                                          ---------     ---------
Cash and cash equivalents at end of period                $ 149,573     $  46,626
                                                          =========     =========


Cash paid during the period for:
  Interest                                                $     365     $     841
  Income taxes                                            $  34,599     $  43,924



See accompanying notes to condensed consolidated interim financial statements.

                             KLA-TENCOR CORPORATION
               NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS

Note 1 In the opinion of the Company's management, the unaudited condensed consolidated interim financial statements include all adjustments (consisting only of adjustments that are of a normal recurring nature) necessary for a fair statement of results. The results for the quarter ended March 31, 1997, are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1996. The financial statements presented in this Form 10-Q represent financial results of KLA Instruments Corporation on a historical basis only, without giving effect to the merger (see
             Note 2).

Note 2 On April 30, 1997, a wholly-owned subsidiary of the Company merged into Tencor Instruments, a manufacturer of wafer defect inspection, software-based yield management, film measurement, and metrology systems used in semiconductor manufacturing. In connection with the merger, the Company changed its name to KLA-Tencor Corporation and increased its number of authorized shares to 251,000,000. The Company issued approximately 32 million shares of Common Stock for all the outstanding Common Stock and options of Tencor Instruments on the basis of one share of the Company's Common Stock for one share of Tencor Instruments. The merger will be accounted for as a pooling of interests.

             The following summary, prepared on a pro forma basis, combines the results of operations of the Company and Tencor Instruments as if the merger had been effective as of the beginning of each of the periods presented (in thousands, except per share amounts):

                                         Three Months Ended       Nine Months Ended
                                              March 31,               March 31,
                                          1997        1996        1997        1996
             -----------------------------------------------------------------------
             Sales                      $252,346    $293,777    $755,641    $792,528
             Net income                 $ 36,995    $ 52,068    $104,794    $146,182
             Net income per share       $   0.43    $   0.62    $   1.23    $   1.73
             Weighted average shares
                 outstanding              86,643      83,891      85,149      84,264

             The pro forma combined results are presented for illustrative purposes only and are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, the pro forma results are not intended to be a projection of future results.

Note 3       Inventories (in thousands):

                                                         March 31,      June 30,
                                                            1997          1996
                                                          --------      --------
                   Systems raw materials                  $ 17,559      $ 33,521
                   Customer service spares                  22,529        13,614
                   Work-in-process                          53,033        47,012
                   Demonstration equipment                  25,167        38,230
                                                          --------      --------
                                                          $118,289      $132,377
                                                          ========      ========

Note 4 In August 1996, the Compensation Committee of the Board of Directors authorized the Company to re-price stock options issued during the period August 1994 through August 1996, which had exercise prices well above the August 1996 trading prices of the Company's Common Stock. This re-pricing was done in the form of an exchange, whereby eligible optionees could cancel their current options in exchange for new options with exercise prices at the fair market value on the date of grant.

Note 5 The Company has entered into an agreement with a bank to sell, with recourse, certain of its trade receivables. The amount of proceeds received was approximately $35 million and $80 million, respectively, for the three and nine month periods ended March 31, 1997. As of March 31, 1997, approximately $41 million of the factored trade receivables remains uncollected by the bank.

Note 6 Engineering, research and development expenditures were net of external funding of $3.3 million and $11.0 million for the three and nine month periods ended March 31, 1997, respectively.

Note 7 Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the respective periods, including the assumed net shares issuable upon exercise of stock options.

             In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The Statement redefines earnings per share under generally accepted accounting principles, and will be effective for the Company's fiscal year ending June 30, 1998. Under the new standard, primary earnings per share will be replaced by basic earnings per share and fully diluted earnings per share will be replaced by diluted earnings per share. If the Company had adopted this Statement for the three and nine month periods ended March 31, 1997 and March 31, 1996, the Company's earnings per share would have been as follows:

                                        Three Months Ended        Nine Months Ended
                                              March 31,                March 31,
                                          1997       1996         1997       1996
                 ------------------------------------------------------------------
                 Earnings per share:
                 Basic                 $   0.46    $   0.63    $   1.35    $   1.76
                 Diluted               $   0.44    $   0.61    $   1.30    $   1.70

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion and analysis may contain forward-looking statements that reflect the Company's current judgment regarding the matters addressed by such statements. Because such statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ. Important factors that could cause actual results to differ are described in the following discussion and are particularly noted under "Risk Factors" on page 10.

RECENT DEVELOPMENTS

On April 30, 1997, a wholly-owned subsidiary of the Company merged into Tencor Instruments, a manufacturer of wafer defect inspection, software-based yield management, film measurement, and metrology systems used in semiconductor manufacturing. In connection with the merger, the Company changed its name to KLA-Tencor Corporation and increased its number of authorized shares to 251,000,000. The Company issued approximately 32 million shares of Common Stock for all the outstanding Common Stock and options of Tencor Instruments on the basis of one share of the Company's Common Stock for one share of Tencor Instruments. The merger will be accounted for as a pooling of interests.

RESULTS OF OPERATIONS

Net Sales Net sales were $157.8 million and $473.6 million for the three and nine month periods ended March 31, 1997, respectively, compared to $187.5 million and $502.3 million for the same periods of the prior fiscal year, which represents a decrease of 15.9% and 5.7% for the respective periods. The decrease in net sales, both on a quarter on quarter and year on year basis, is primarily attributed to the slowdown in the semiconductor manufacturing industry's capital spending levels. While average selling prices remained relatively consistent during the three and nine month periods ended March 31, 1997, compared to the same periods of the prior fiscal year, overall unit shipment volumes decreased, which was primarily associated with the wafer inspection products.

Gross Margin Gross margins were 52.3% and 52.6% of net sales, respectively, for the three and nine month periods ended March 31, 1997, compared to 54.6% and 54.8% of net sales for the same periods of the prior fiscal year. Gross margins decreased as a result of a change in the product mix as wafer inspection products with higher relative gross margins decreased as a percentage of total Company revenues. Additionally, wafer inspection gross margins decreased as a result of unit volume inefficiencies and new product introduction costs. These effects were partially offset by rising gross margins in reticle inspection and metrology products as a result of higher unit volume efficiencies and lower installation and warranty costs.

Engineering, Research and Development Engineering, research and development expenses were $22.0 million and $62.2 million for the three and nine month periods ended March 31, 1997, respectively, compared to $20.9 million and $54.6 million for the same periods of the prior fiscal year. As a percentage of net sales, engineering, research and development expenses increased to 14.0% and 13.1% for the three and nine month periods ended March 31, 1997, compared to 11.2% and 10.9% for the same periods of the prior fiscal year. Engineering, research and development expenses consist primarily of employee compensation-related costs, project material, and other costs associated with the Company's ongoing efforts for product development and enhancements to existing products. The increase is attributable to increases in headcount, as well as increases in other new product spending including expenses related in part to the next generation reticle inspection products. Engineering, research and development expenditures were net of external funding of $3.3 million and $11.0 million for the three and nine month periods ended March 31, 1997, respectively.


Selling, General and Administrative Selling, general and administrative (SG&A) expenses were $29.6 million and $94.4 million for the three and nine month periods ended March 31, 1997, respectively, compared to $33.7 million and $91.0 million for the same periods of the prior fiscal year. As a percentage of net sales, SG&A increased to 18.8% and 19.9%, respectively, for the three and nine month periods ended March 31, 1997, compared to 17.9% and 18.1% for the same periods of the prior fiscal year. The increase during both comparative periods is due in part to increases in headcount, and increases in the Company's investment in its customer group sales and applications resources worldwide. SG&A also included sales representative commissions of approximately $3 million and $12 million, respectively, for the three and nine month periods ended March 31, 1997, which related to orders previously taken by the Company's former representative in Japan but which shipped during the respective periods.

Interest Income and Other Interest income and other, net, increased $3.1 million and $2.6 million, respectively, for the three and nine month periods ended March 31, 1997, compared to the same periods of the prior fiscal year. These increases are due primarily to slightly higher yields on higher cash and investment balances.

Provision for Income Taxes The Company's effective tax rate decreased to 34% for the nine months ended March 31, 1997, compared to 36% for the same period of the prior fiscal year. This decrease is due primarily to the benefits associated with reinstatement of the federal research and development tax credit.

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

Liquidity and Capital Resources Cash, cash equivalents, short-term investments and marketable securities balances increased $157 million to $418 million during the nine month period ended March 31, 1997. Cash generated from operations for the nine month period was $170.6 million, derived primarily from net income and reductions in accounts receivable. The decrease in accounts receivable is due in part to an agreement the Company has with a bank to factor certain of its accounts receivable. During the nine months ended March 31, 1997, approximately $80 million of the Company's accounts receivable were factored.

The Company's capital expenditures during the nine month period ended March 31, 1997 were primarily in facilities improvements, new computers, manufacturing tooling to improve production efficiencies, and engineering equipment to support the Company's expanding research and development efforts.

The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. Accordingly, the Company may, from time to time, as market and business conditions warrant, invest in or acquire businesses, products, or technologies which it believes complement its overall business strategy. Borrowings under the Company's credit facilities, or public offerings of equity or debt securities, are available if the need arises. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.

RISK FACTORS

Fluctuations in Quarterly Operating Results The Company's quarterly operating results have fluctuated in the past and may fluctuate in the future. The Company's operating results are dependent on many factors, including the economic conditions in the semiconductor industry, the size and timing of the receipt of orders from customers, customer cancellations or delays of shipments, the Company's ability to develop, introduce, and market new and enhanced products on a timely basis, the introduction of new products by its competitors, changes in average selling prices and product mix, and exchange rate fluctuations, among others. There can be no assurance that one or more of these factors will not adversely impact the Company's quarterly operating results.

Current Slowdown and Volatility in the Semiconductor Equipment Industry The Company's business depends and will depend in the future upon the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has been cyclical in nature and historically has experienced periodic downturns. The semiconductor industry is presently experiencing a slowdown in terms of product demand and volatility in terms of product pricing. This slowdown and volatility has caused the semiconductor industry to reduce purchases of semiconductor manufacturing equipment and construction of new fabrication facilities. There can be no assurance that this slowdown will not continue. Even during periods of reduced revenues, in order to remain competitive, the Company will be required to continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capability which could adversely affect its financial results.

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

Highly Competitive Industry The semiconductor equipment industry is highly competitive. The Company has experienced and expects to continue to face substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development. The Company believes that the semiconductor equipment industry is becoming increasingly dominated by large manufacturers, who have the resources to support customers on a worldwide basis. Many of these competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. In addition, there are smaller emerging semiconductor equipment companies which provide innovative technology. No assurance can be given that the Company will be able to compete successfully worldwide.

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

PART  II           OTHER INFORMATION


ITEM 1           LEGAL PROCEEDINGS
                        None.

ITEM 2           CHANGES IN SECURITIES
                        Not Applicable.

ITEM 3           DEFAULTS UPON SENIOR SECURITIES
                        Not Applicable.

ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                        Not Applicable.

ITEM 5           OTHER EVENTS
                        Not Applicable.


ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

(a)              Exhibits

                 3.1      Amended and Restated Articles of Incorporation

                 3.2      Bylaws

                 11.1     Calculation of Earnings Per Share

                 27       Financial Data Schedule


 (b)             Reports on Form 8-K

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



                                             KLA-TENCOR CORPORATION

                                             (Registrant)





May 13, 1997                                 JON D. TOMPKINS
------------------------                     ------------------------
Date                                         Jon D. Tompkins
                                             Chief Executive Officer

                                 EXHIBIT INDEX


EXHIBIT
  NO.                  DESCRIPTION.
-------                ------------


3.1                    Amended and Restated Articles of Incorporation
3.2                    Bylaws
11.1                   Calculation of Earnings Per Share
27                     Financial Data Schedule