Form 10-K
period 1997-06-30
KLA TENCOR CORP
filed 1997-09-29
CIK 319201

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                           COMMISSION FILE NO. 0-9992
                            ------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 875-4200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------------------------------------------------------------------
                       NONE                                               NONE

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $0.001 PAR VALUE
                          COMMON STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)
                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant's stock, as of August 31, 1997, was $5,095,010,757. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The registrant had 84,318,173 shares of Common Stock outstanding as of August 31, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1997 ("1997 Annual Report to Stockholders" ) are incorporated by reference into Parts I, II and IV of this Report. Portions of the Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement" ) to be held on November 18, 1997, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended June 30, 1997, are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

        Merger. Effective April 30, 1997, Tencor Instruments ("Tencor") merged into a wholly-owned subsidiary of KLA Instruments Corporation ("KLA"). Following the Merger, KLA changed its name to KLA-Tencor Corporation (the "Company"). In the Merger, shares and options for Tencor common stock were exchanged on a one-for-one basis for the common stock of KLA. The transaction was accounted for as a pooling of interests for financial reporting purposes and structured to qualify as a tax-free reorganization. The stockholders of each of KLA and Tencor approved the transaction and the transaction was effective April 30, 1997.

        The Merger brought together two companies with largely complementary product lines which provide customers with yield management solutions and process monitoring products throughout the semiconductor manufacturing process. As the complexity of the sub-micron semiconductor manufacturing process increases, the need for more, and more effective, process monitors also increases. Quickly attaining and then maintaining high yields is one of the most important determinants of profitability in the semiconductor industry. The importance of high yields from the manufacturing process has grown dramatically as wafer sizes increase and process geometries decrease. Total yield management solutions have taken on a significance which has not been experienced in the past. The Company, as a result of the Merger, is in a unique position to be the single source for total yield management solutions with a portfolio of applications-focused technologies and dedicated yield consulting expertise.

        General. The Company was incorporated in Delaware in July 1975. Its headquarters are located at 160 Rio Robles, San Jose, California, 95134, telephone (408) 875-4200.

        The Company is the leader in the design, manufacture, marketing and service of yield management and process monitoring systems for the semiconductor industry. The Company uses its technical expertise and understanding of customer needs to supply unique yield management solutions and one of the broadest lines of wafer inspection, thin film measurement, metrology and reticle inspection systems available in the semiconductor industry. The Company's systems are used to analyze product and process quality at critical steps in the manufacturing process for integrated circuits and to provide feedback to our customers in order that fabrication problems can be identified, addressed and contained. This understanding of defect sources and how to contain them enables semiconductor manufacturers to increase yields.

        Semiconductor fabrication facilities are increasingly expensive to build and equip. Yield management and process monitoring systems, which typically represent a small percentage of the total investment required to build and equip a fabrication facility, enable integrated circuit manufacturers to leverage these expensive facilities and improve their returns on investment.

        The Company's principal market is the semiconductor industry, marketing and selling products worldwide to virtually all of the major semiconductor manufacturers. The Company's revenues are derived primarily from product sales, principally through its direct sales force, and to a lesser extent, through distributors. The Company's technological strength has enabled it to develop and introduce major new product families in each of its business units during the last year.

        YIELD MANAGEMENT SOLUTIONS

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

        WAFER INSPECTION SYSTEMS

        The Company created the market for automated inspection of semiconductor wafers over 12 years ago. The wafer inspection group product offerings include unpatterned wafer inspection and patterned wafer inspection tools which are used to find, count and characterize particles and pattern defects on wafers both in engineering applications and in-line at various stages during the semiconductor and wafer manufacturing processes. Semiconductor manufacturers use wafer inspection systems to monitor their manufacturing processes and to refine those processes to increase the yield of acceptable integrated circuits. Accordingly, semiconductor manufacturers base their purchase of wafer inspection systems on a variety of criteria, including sensitivity, throughput, total cost of ownership, ease of use, degree of automation, system repeatability and correlation and its ability to be integrated into overall yield management systems. The Company offers two primary product families in the wafer inspection area.

        In 1992, the Company introduced the 2130 inspection required for microprocessors and other logic devices as well as both the logic and repeating array portions of memory devices. The 2130 was subsequently upgraded with each new model having greater sensitivity and greater maximum speed compared to its predecessor. The 2135 was introduced in 1996 with twice the throughput and higher sensitivity compared to its predecessor. In 1997, the Company introduced the 2138, a new patterned wafer inspection system specifically designed to address chemical mechanical planarization (CMP) and other demanding inspection applications. The 2138 is based on the 2135 inspection platform and combines an ultra- broadband illumination source and significantly improved bright field optics with Segmented Auto Thresholding. This combination significantly increases defect sensitivity and capture, while reducing or eliminating false defect counts in semiconductor processes. The 2138 extends the Company's full line of intelligent in-line monitoring solutions.

        The Company's Surfscan(R) family of laser-scanning products are widely used for wafer qualification, process monitoring and equipment monitoring. They provide the high sensitivity, fast throughput and low cost of ownership required in a production environment and are used in virtually all semiconductor manufacturing processes. Surfscans are key components of the defect reduction strategies of many leading semiconductor manufacturers. The systems use a standardized file format that allow defect location data to be easily transferred to off-line review stations for defect classification. The latest patterned Surfscan, the Surfscan AIT, is the cost/performance leader for in-line monitoring of deposited films and CMP layers.

        The Surfscan AIT and the 2138 are part of the Company's Intelligent Line Monitoring solution, which includes the full line of patterned wafer inspection systems, as well as the IMPACT/Online, ADC, CRS/Offline ADC and Quest defect data analysis systems. This integrated yield management approach provides semiconductor device manufacturers with a comprehensive tool set which enables the acceleration of time-to-yield enhancements and yield goals.

        The SP1 is the Company's first system to address the unique unpatterned inspection requirements of 300mm wafers. It performs rapid, highly sensitive inspection of unpatterned 300mm wafers, providing capabilities critical to wafer and equipment manufacturers who are developing products for emerging 0.25 micron process technologies and below. It combines a stationary illumination beam, uniform axi-symmetric collection optics and an optional bright field channel with a rotating wafer scheme and allows detection of surface defects and contaminants at speeds of 100 wafers per hour on 300mm wafers, and 150 wafers per hour on 200mm wafers. The Surfscan 6420 detects submicron defects on metal films and rough surfaces but still provides sensitivity down to 0.1 micron on polished silicon. It is effective for detecting defects on non-uniform films, a critical requirement for CMP applications.


        As feature sizes of semiconductor circuits continue to decrease for leading edge semiconductor products, the Company believes that conventional optical technologies ultimately will begin to reach physical limits imposed by the wavelength of light and fail to provide the necessary inspection resolution. Working closely with those customers with the most advanced inspection requirements, the Company has developed the SemSPEC, the industry's only fully automatic electron beam inspection system. This system, comprised of the industry's fastest scanning electron-optical column and a high speed image computer, are used for wafer and x-ray mask inspection. The development of these systems was funded in part by customer-sponsored research and development programs. The Company expects the market for these inspection systems to emerge slowly.

        The Company offers analysis systems comprised of database management hardware and software to translate raw inspection data into patterns which reveal process problems. The Company's software productivity and analysis systems collect, store and analyze data collected by test equipment manufactured by both the Company and others to provide semiconductor manufacturers with an integrated yield management application. The software systems identify data sources, show defect trends and help semiconductor manufacturers develop long-term yield improvement strategies. In 1997, the Company introduced IMPACT, its automated defect classification (ADC) tool, which will enable semiconductor manufacturers to match automated defect classification schemes both within and between fabrication facilities to accelerate the ramp to higher process yields. With ADC matching, semiconductor manufacturers can develop a defect classification recipe on one system and then export it to any other system or fabrication facility running identical processes. The Company has an OEM agreement with Uniphase Corporation to sell Uniphase Corporation's confocal review station (CRS) ADC. The CRS interfaces with the Company's inspection systems to collect, store and analyze defect data generated by the Surfscan systems.

        The PRISM group, formed in April 1994 to address the market for software products that can be utilized in semiconductor fabrication applications for yield management and productivity improvement, has developed and is marketing two software product lines - Discovery and CIMA. Discovery is an enterprise-wide yield management system that collects, stores and correlates yield information from multiple data sources in a fabrication facility. This product was the result of a cooperative development project with Motorola. CIMA is a test floor automation product that collects test data from, and automates the operation of, the wafer floor.

        OPTICAL METROLOGY

        Lithography for sub-micron semiconductor fabrication requires increasingly stringent overlay and critical dimension tolerances. In particular, decreasing linewidths, larger die sizes, and additional layers have made overlay mis-registration errors a crucial cause of yield loss. To address these challenges, the Company offers the 5000 series metrology systems: the 5100 for overlay, and the 5105 for both overlay and critical dimension measurement. In 1996, the Company introduced the 5200 overlay system, which has performance and usability enhancements compared to the 5100.

        The Company, utilizing its expertise in digital image processing, has developed sophisticated measurement algorithms that are more tolerant of process variations. Using coherence probe microscopy, the system scans the image-forming coherence region through the wafer plane, only gathering information from in-focus surfaces. As a result, measurements are more tolerant of process and substrate reflectivity variations than those from ordinary optical systems. The precision measurements from the 5000 series identify the magnitude and direction of overlay mis-registration errors arising from the stepping process and from optical distortion inherent in the stepper lens. Based upon these measurements, users can fine-tune the stepper program to compensate for these errors, and improve process yield.

        E-BEAM METROLOGY

        The Company broadened its portfolio of metrology products in December 1994 with the acquisition of Metrologix, Inc., a manufacturer of advanced electron beam measurement equipment. With this acquisition, the Company's E-Beam metrology business gained an established position in the Critical Dimension Scanning Electron Microscope (CD-SEM) inspection market, a market which the Company believes is larger than the optical overlay market, and one which it believes will grow as semiconductor manufacturers continue to produce more complex semiconductor devices.

        The Company's first generation E-Beam metrology system features high throughput and automated setup. One major U.S. memory manufacturer and two major U.S. microprocessor manufacturers have purchased multiple systems for use in both production and research and development. The Company has made substantial investments in engineering and manufacturing to bring to market the next-generation tool, the 8100-R CD-SEM. Production shipments of this product began in June 1996.

        FILM MEASUREMENT

        The Company's film measurement division produces both film thickness and resistivity measurement tools. The film thickness products are used to measure a variety of optical properties of thin films, while the resistivity products measure the resistivity of the various layers used to make integrated circuits. These products are used to control a wide range of wafer fabrication steps, where within-wafer and wafer-to-wafer uniformity of the process is of paramount importance to semiconductor manufacturers achieving high yields at the lowest possible cost.

        The Company has been a leader in the thin film market since entering it over 12 years ago. In 1995, the Company introduced the UV-1250SE, which brought a powerful new technology, spectroscopic ellipsometry, to production. Continuing innovations resulted in the UV-1280SE with one of the most robust measurement capabilities in the industry. Thin film systems are used throughout the manufacturing facility which creates significant challenges in measurement flexibility, recipe management and factory floor computer automation. The Company's UV product line, which has an installed base of over 500 systems has addressed these requirements by delivering powerful measurement engines in reliable, easy to use system designs. The systems also incorporate software which enables extensive use of host computer operation to control the equipment, analyze the data and feedback to the process equipment, all steps which are critical for effective process control and maintaining high yields.

        The Company's resistivity products have lead their markets since the Company first entered this market in 1983. The high end product, the RS75te, is used today in diffusion, implant and metal deposition for equipment monitoring and control.

        SURFACE METROLOGY

        Stylus profilers are used to measure the surface topography of films and etched surfaces and are used in basic research and development as well as production and quality control areas. In addition, the Company produces stress measurement systems which detect reliability related problems such as film cracking, voiding and lifting. The Company recently introduced a new high-resolution profiler (HRP) product which significantly increased the potential applications for surface profilers. The HRP-200 is the first metrology system to offer the combined monitoring capability traditionally achieved by two different instruments, an in-line profiler for measuring wide spatial problems such as dishing and erosion and the off-line atomic force microscope for the nanoscale problem of plug recess. The data storage industry is an emerging market for the Company's metrology systems. Recent achievements in utilization efficiencies in this industry have increased the need to monitor surface topography.

        RETICLE INSPECTION SYSTEMS

        RAPID, the Company's first business unit, created the market for automated inspection of reticles and photomasks for the semiconductor manufacturing industry over 19 years ago and continues to have a predominant share of this market. The Company has delivered over 800 reticle and photomask inspection systems worldwide. During photolithography, a stepper projects a circuit pattern from a reticle onto a wafer. Error-free reticles are the first step in ensuring high yields in the manufacturing process because defects in reticles can translate into millions of ruined die.

        The Company's 351 product incorporates a reference database generator and data preparation system which gives full die-to-database functionality to the inspection, permitting inspection against the ideal reticle pattern as specified by the user's CAD program. The Company is continuing to develop enhancements to the 351 inspection system to improve performance, serviceability and reliability. In 1995, the Company introduced a new reticle inspection product, STARlight, which uses reflected and transmitted light detection techniques simultaneously to identify reticle contaminants, including particles. STARlight permits users to identify defects which previously had not been detectable. The Company believes STARlight will be used by mask manufacturers and semiconductor manufacturers. STARlight is offered as an option on the KLA 351 inspection system and as a stand-alone unit. In 1997, the Company introduced two new reticle and photomask inspection enhancements, the Advanced Performance Algorithm (APA) and the STARlight High Resolution option. These enhancements enable highly accurate and reliable inspection of next-generation 0.25 micron reticles, including reticles with complex optical proximity correction geometries.

CUSTOMERS

        The Company sells its systems to virtually all of the world's semiconductor manufacturers. In fiscal 1997, 1996 and 1995, no single customer accounted for more than 10% of the Company's revenues.

INTERNATIONAL REVENUES

        The Company has wholly-owned foreign subsidiaries or foreign branches of domestic subsidiaries in Japan, Korea, Taiwan, Europe, Israel, Singapore and Malaysia for marketing, sales and service of products. In addition, the Company has manufacturing operations in Israel for its metrology products. International sales accounted for approximately 65% of the Company's revenues for each of 1997, 1996 and 1995. For information regarding the Company's revenues from foreign operations for the Company's last three fiscal years, see Note 9 of Notes to Consolidated Financial Statements incorporated herein by reference to
Exhibit 13.1 hereto.

        The Company believes that foreign sales will continue to be a significant percentage of revenues. The future performance of the Company will be dependent upon, in part, its ability to continue to compete successfully in Asia, one of the largest areas for the sale of yield management services in process monitoring equipment. The Company's ability to compete in this area in the future is dependent upon the continuation of favorable trading relationships between the region (especially Japan and Korea) and the United States and the continuing ability of the Company to maintain satisfactory relationships with leading semiconductor companies in the region. International sales and operations may be adversely affected by imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations. In addition, international sales may be adversely affected by the economic conditions in each country. The revenues from the Company's international business may be affected by fluctuations in currency exchange rates. Although the Company attempts to manage near term currency risks through "hedging," there can be no assurance that such efforts will be adequate. These factors could have a material adverse effect on the Company's future business and financial results.

SALES, SERVICE AND MARKETING

        The Company believes that the size and location of its field sales, service and applications engineering organization represents a competitive advantage in its served markets. In the United States, Europe, Asia Pacific and Japan the Company has a direct sales force although in the past it has used a mix of direct sales and distributor/sales representative arrangements. The Company maintains an export compliance program that fully meets the requirements of the U.S. Department of Commerce and the Department of State. The Company does not consider its business to be seasonal in nature, but it is cyclical with respect to the capital equipment procurement practices of major semiconductor manufacturers and is impacted by the investment patterns of such manufacturers in different global markets.

        The Company's sales, service and applications facilities throughout the world employ over 1500 sales, service and applications engineers. The Company maintains sales and service offices throughout the United States and in Japan, Korea, Taiwan, Singapore, Europe and Israel.

RESEARCH AND DEVELOPMENT

        The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation. The Company believes that continued and timely development of new products and enhancements to existing products are necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to research and development programs and seeks to maintain close relationships with customers to remain responsive to their needs. In order to meet continuing developments in the semiconductor industry and to broaden the applications for its image processing technology, the Company is committed to significant engineering efforts for product improvement and new product development. New product introductions may contribute to fluctuations in operating results, since customers may defer ordering products from existing product lines. If new products have reliability or quality problems, reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products and additional service and warranty expense may result. On occasion, the Company has experienced reliability and quality problems in connection with certain product introductions, resulting in some of these consequences. There can be no assurance that the Company will successfully develop and manufacture new hardware and software products or that new hardware and software products introduced by the Company will be accepted in the marketplace. If the Company does not successfully introduce new products, its results of operations will be affected adversely.

        The Company typically receives some external funding from customers, industry groups, and government sources to augment its engineering, research and development efforts. The Company reports engineering, research and development expense net of this funding. Amounts for engineering, research and development expense were 13.0%, 10.6% and 10.6% of sales in fiscal 1997, 1996 and 1995, respectively. For information regarding the Company's research and development expense during the last three fiscal years, see Management's Discussion and Analysis of Results of Operations and Financial Condition incorporated herein by reference to Exhibit 13.1 hereto.

MANUFACTURING

        The Company's principal manufacturing activities take place in San Jose and Milpitas, California and Migdal Ha'Emek, Israel, and consist primarily of manufacturing, assembling and testing components and subassemblies which are acquired from third party vendors and then integrated into the Company's finished products. The Company employs over 1800 manufacturing and engineering personnel and also cross-trains personnel in order to respond to changes in product mix. This reallocation of personnel is in addition to new hires.

        Many of the components and subassemblies are standard products, although certain items are made to Company specifications. Certain of the components and subassemblies included in the Company's systems are obtained from a single source or a limited group of suppliers. Those parts subject to single or limited source supply are routinely monitored by management and the Company endeavors to ensure that adequate supplies are available to maintain manufacturing schedules, should supply for any part be interrupted. Although the Company seeks to reduce its dependence on sole and limited source suppliers, in some cases the partial or complete loss of certain of these sources could disrupt scheduled deliveries to customers and have a material adverse effect on the Company's results of operations and damage customer relationships.

COMPETITION

        The worldwide market for yield management and process control systems is highly competitive. In each of the markets it serves, the Company faces competition from established and potential competitors, some of which may have greater financial, engineering, manufacturing and marketing resources than the Company. The Company believes that to remain competitive it will require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development. The semiconductor equipment industry is becoming increasingly dominated by large manufacturers such as Applied Materials, Inc. which recently entered the wafer defect inspection market, Hitachi Electronics Engineering Co., Ltd. and Tokyo Electron Limited, who have the resources to support customers on a worldwide basis. Many of these competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. No assurance can be given that the Company will be able to continue to compete successfully against its competitors.

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

        In addition, in configuring their fabrication plants, semiconductor manufacturers increasingly tend to select specific items of manufacturing equipment for all of the fabrication facilities used to produce each generation of integrated circuits. As a result of this process, the Company's failure to have one or more of its products selected by a semiconductor manufacturer for use in its facilities for a particular generation of integrated circuits may effectively eliminate sales of that product for all of that manufacturer's fabrication plants used for that generation of integrated circuits. The failure to have one or more of the Company's products selected by a major semiconductor manufacturer, especially one that is a significant customer of the Company, for a particular generation of its integrated circuit products could have a significant and long-term adverse effect on the Company's results of operations. Although the Company has been relatively successful to date in these selection decisions, not all of the Company's products have been selected by each of its customers for fabrication facilities for each generation of integrated circuits. Further, there can be no assurance that the Company's products will be selected in the future, or that the Company will continue to be as successful in connection with selection processes as it has been to date.

PATENTS AND OTHER PROPRIETARY RIGHTS

        The Company protects its proprietary technology through a variety of intellectual property laws including patent, copyright and trade secrets law; however, the Company believes that, due to the rapid pace of innovation within the yield management and process control systems industry, its protection of patent and other intellectual property rights is less important than factors such as its technological expertise, continuing development of new systems, market penetration and installed base and the ability to provide comprehensive support and service to customers. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently.

        The Company currently holds 106 U.S. patents and has applied for 33 additional patents in the United States. In addition, the Company has 24 foreign patents and applied for 75 additional foreign patents. From time to time the Company acquires license rights under U.S. and foreign patents and other proprietary rights of third parties. No assurance can be given that patents will be issued on any of the Company's applications, that license assignments will be made as anticipated or that the Company's patents, licenses or other proprietary rights will be sufficiently broad to protect its technology. In addition, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide a competitive advantage to the Company.

BACKLOG

        At June 30, 1997, the Company's backlog for systems totaled $573 million, compared to $385 million at June 30, 1996. In general, systems ship within six months to a year after receipt of a customer's purchase order. The Company expects to fill the present backlog of orders during fiscal 1998. All orders are subject to cancellation or delay by the customer with limited or no penalty. The Company's backlog is not necessarily indicative of actual sales for any succeeding period.


EMPLOYEES

        As of June 30, 1997, the Company employed a total of approximately 3,600 persons. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

        Competition in the recruiting of personnel in the semiconductor and semiconductor equipment industry is intense. The Company believes that its future success will depend in part on its continued ability to hire and retain qualified management, marketing and technical employees.


ITEM 2. PROPERTIES

        Certain information concerning the Company's properties at June 30, 1997 is set forth below:

Location              Type          Principal use                Footage       Ownership
--------              ----          -------------                -------       ---------

San Jose, CA          Office,       Corporate Headquarters          711,667      lease
                      plant,        Research and Engineering,
                      warehouse     Marketing, Manufacturing,
                                    Sales and Service and
                                    Sales Administration


Milpitas, CA          Office,       Research and Engineering,       563,565      lease
                      plant,        Marketing, Manufacturing,
                      warehouse     Sales and Service and
                                    Sales Administration


Austin, TX            office        Sales and Service, Training      27,424      lease


Naruse, Japan         office        Sales and Service                29,107      lease


Yokohama, Japan       office        Sales and Service                23,057      lease


Seoul, Korea          office        Sales and Service                17,558      lease


Hsinchu, Taiwan       office        Sales and Service                14,892      lease


Migdal Ha'Emek,       office        Research and Engineering,        53,800      lease
 Israel                             Marketing, Manufacturing,
                                    Sales and Service and
                                    Sales Administration

        The Company leases several other facilities under operating leases that expire at various times through June 30, 2012 with renewal options at the fair market value for additional periods up to five years. See Note 4 to Notes to Consolidated Financial Statements in Exhibit 13.1 hereto.


ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 30, 1997 a Special Meeting of the Stockholders was held. At that meeting, the Company's stockholders approved the following three proposals:

        1. Proposal to issue shares of the common stock to the shareholders of Tencor Instruments in accordance with a merger agreement among the Company, Tencor Instruments and a wholly-owned subsidiary of the Company:

                             FOR:                  37,673,729
                             ABSTAIN:                  65,188
                             AGAINST:                  58,776

        2. Proposal to amend the Company's Certificate of Incorporation to change the name of the Company to KLA-Tencor Corporation:

                             FOR:                  38,368,617
                             ABSTAIN:                  73,058
                             AGAINST:                  78,877

        3. Proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company from 175,000,000 to 250,000,000 and to eliminate the designation of a class of junior common stock:

                             FOR:                  37,435,273
                             ABSTAIN:                  79,605
                             AGAINST:                 533,500

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to Exhibit 13.1 hereto.


ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL HIGHLIGHTS
In thousands, except per share data

Year ended June 30,             1993         1994         1995            1996         1997
-------------------          ----------   ----------   ----------      ----------   ----------

Revenues                     $  261,105   $  376,454   $  695,950      $1,094,492   $1,031,824
Net income                   $   11,507   $   40,443   $  104,811(1)   $  196,634   $  105,396(2)
Net income per share         $     0.19   $     0.59   $     1.34(1)   $     2.34   $     1.24(2)
Weighted average number
    of common shares             60,841       69,076       78,427          84,195       85,203

As of June 30,

Cash, cash equivalents and
    marketable securities    $   70,044   $  174,305   $  385,040      $  468,475   $  687,249
Working capital              $  133,084   $  277,791   $  452,350      $  591,397   $  535,256

Total assets                 $  260,485   $  430,453   $  850,406      $1,157,919   $1,343,307
Stockholders equity          $  165,379   $  307,334   $  652,222      $  870,999   $1,014,613

(1) Includes a net charge of $16.2 million, or $0.33 per share, for write-off of acquired in-process technology. Net income and net income per share would have been $121 million and $1.54, respectively, excluding this charge.

(2) Includes merger, restructuring and other costs of $60.6 million. Net income and net income per share would have been $151.3 million and $1.78, respectively, excluding these costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        Management's Discussion and Analysis of Results of Operations and Financial Condition is incorporated herein by reference to Exhibit 13.1 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is incorporated herein by reference to Exhibit 13.1 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements are incorporated herein by reference to Exhibit 13.1 hereto.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below are the names of the present directors and executive officers of the Company, their ages and positions held with the Company. Additional information required by Item 405 of Regulation S-K of the Securities Act of 1933, as amended, is incorporated herein by reference to the Company's Proxy Statement.

Name                        Age      Position
----                        ---      --------
Kenneth Levy                55       Chairman of the Board of Directors
Jon D. Tompkins             57       Chief Executive Officer and Director
Kenneth L. Schroeder        51       President, Chief Operating Officer and Director
Robert J. Boehlke           56       Executive Vice President, Chief Financial Officer and
                                     Assistant Secretary
Frederick A. Ball           35       Vice President Finance and Accounting
Lisa C. Berry               39       Vice President, General Counsel and Assistant Secretary
Gary E. Dickerson           40       Executive Vice President Yield Management Group
Samuel A. Harrell           57       Senior Vice President, Strategic Business Development
Neil Richardson             42       Executive Vice President Metrology Group
Magnus O. W. Ryde           42       Vice President Worldwide Field Operations
Arthur P. Schnitzer         54       Executive Vice President Human Resources
Graham J. Siddall           51       Executive Vice President Wafer Group
James W. Bagley             58       Director
Edward W. Barnholt          54       Director
Leo J. Chamberlain          67       Director
Richard J. Elkus, Jr.       62       Director
Dean O. Morton              65       Director
Yoshio Nishi                57       Director
Samuel Rubinovitz           67       Director
Dag Tellefsen               55       Director
Lida Urbanek                54       Director

        Kenneth Levy is a co-founder of the Company and is Chairman of the Board. From 1975 until April 30, 1997 he was Chairman of the Board and Chief Executive Officer. He currently serves on the boards of directors of Ultratech Stepper, Inc., Network Peripherals, Inc., Integrated Process Equipment Corporation and Trikon Technologies, Inc.

        Jon D. Tompkins has been Chief Executive Officer of the Company since April 30, 1997. From April 1991 until April 30, 1997 he was president and chief executive officer of Tencor Instruments, a manufacturer of wafer inspection, film measurement and metrology systems for the semiconductor industry. He was a director of Tencor Instruments from 1991 until 1997 and was appointed chairman of the board of directors of Tencor Instruments in November 1993. He currently serves on the board of directors of Varian Corporation as well as SEMI/SEMATECH, a private research and development consortium of U.S. semiconductor equipment and materials companies.

        Kenneth L. Schroeder has been President, Chief Operating Officer and Director of the Company since November 1991. He currently serves on the board of directors of GaSonics International.

        Robert J. Boehlke has been Vice President and Chief Financial Officer of the Company since July 1990. In April 1997 he was promoted to Executive Vice President. He currently serves on the board of directors of LTX Corporation.

        Frederick A. Ball became Vice President Finance and Accounting of the Company on April 30,1997. He joined Tencor Instruments, a manufacturer of wafer inspection, film measurement and metrology systems for the semiconductor industry, as corporate controller in March 1995 and was promoted to corporate vice president and appointed corporate secretary in January of 1996. Prior to Tencor Instruments, Mr. Ball was with Price Waterhouse LLP for ten years.

        Lisa C. Berry joined the Company in September 1996 as Vice President and General Counsel. Ms. Berry joined the Company from LSI Logic Corporation, a manufacturer of application specific integrated circuits, where she held the positions of associate general counsel from October 1994 until September 1996 and assistant general counsel from August 1991 until October 1994.

        Gary E. Dickerson joined the Company in January 1986 and has held a series of positions. In July 1990 he was promoted to Director of Marketing and Vice President of Marketing in July 1992. In July 1993, he was promoted to Vice President and Director of the Wafer Inspection Group. In January 1996, he was promoted to Group Vice President. In 1997, Mr. Dickerson became Executive Vice President of the newly formed Yield Management Solutions Group.

        Dr. Samuel A. Harrell joined the Company in September 1995 as Senior Vice President of Strategic Business Development. Dr. Harrell is responsible for strategic corporate development. Dr. Harrell served from October 1992 to December 1995 as the senior vice president and chief strategy officer of SEMATECH. From August 1987 to September 1992 he served as president of SEMI/SEMATECH.

        Dr. Neil Richardson joined the Company in June 1993 as Vice President and General Manager of the Metrology Division. He became Executive Vice President of the Metrology Group (of the combined operations of the Company and Tencor Instruments as a result of the Merger) in 1997. He served as vice president and general Manager of the Diagnostic Systems Group of Schlumberger Technologies from September 1985 to November 1991, and was the corporate technology adviser for Schlumberger Ltd., a manufacturer of electronic test equipment, from November 1991 to May 1993.

        Magnus O.W. Ryde joined the Company in June 1980 and has held a series of positions. In 1991, Mr. Ryde became Vice President of Operations for the Company's ATS division. He was promoted to Vice President and General Manager of the Customer Support division in July 1992. In July 1995, he became Vice President for the United States and European Sales Organizations. In July 1997 he was promoted to Vice President of Worldwide Field Operations.

        Arthur P. Schnitzer joined the Company in July 1978 and has held a series of positions. In 1989 he was promoted to Vice President and General Manager of the Wisard division. In July 1993, he became Group Vice President responsible for RAPID, SEMSPEC, PRISM and manufacturing for WISARD and RAPID. In June 1997 he became Executive Vice President, Human Resources.

        Dr. Graham J. Siddall was appointed Executive Vice President of the Wafer Group (of the combined operations of the Company and Tencor as a result of the Merger) in April 1997. In December 1995, he was appointed executive vice president and chief operating officer of Tencor Instruments, a manufacturer of wafer inspection, film measurement and metrology systems for the semiconductor industry. Previously Dr. Siddall served as senior vice president for the Tencor Instruments Wafer Inspection Division from November 1994 to December 1995 and has been a vice president since joining Tencor Instruments in 1988.

        James W. Bagley has been a Director of the Company since April 30, 1997. He was a director of Tencor Instruments, a manufacturer of wafer inspection, film measurement and metrology systems for the semiconductor industry, from June 1993 until April 30, 1997. He has been chief executive officer and a director of Lam Research Corporation, a manufacturer of semiconductor processing equipment, since August 1997. From May 1996 until August 1997 he was chairman of the board and chief executive officer of OnTrak Systems, Inc. until its merger with Lam Research Corporation in August 1997. From December 1987 until December 1993 Mr. Bagley was president and chief operating officer for Applied Materials, Inc., a manufacturer of wafer fabrication systems to the semiconductor industry.
From January 1994 until October 1995 he was vice chairman and chief operating officer of Applied Materials, Inc., and vice chairman from November 1995 until May 1996. Mr. Bagley currently serves on the boards of directors of Teradyne, Inc., Kulicke & Soffa Industries, Inc., Micron Technology, Inc. and Semi/SEMATECH.

        Edward W. Barnholt has been a Director of the Company since 1995. Mr. Barnholt joined Hewlett-Packard Company, a manufacturer of electronic and computer equipment in December 1966. From 1988 to 1990 he was general manager of the Electronics Instruments Group of the Hewlett Packard Company. In July 1988, he was elected vice president and in November 1993 was elected senior vice president. Mr. Barnholt is currently executive vice president and general manager of the Test and Measurement Organization of the Hewlett Packard Company.

        Leo J. Chamberlain has been a Director of the Company since 1982. He is a private investor. Mr. Chamberlain currently serves on the board of directors of Octel Communications Corporation.

        Richard J. Elkus, Jr. has been a Director of the Company since April 30, 1997. He was executive vice president and vice chairman of the board of directors of Tencor Instruments, a manufacturer of wafer inspection, film measurement and metrology systems for the semiconductor industry, from February 1994 until April 30, 1997. Previously, he was with Prometrix Corporation from September 1983 until February 1994 where he held the positions of chairman and chief executive officer until its merger with Tencor Instruments in February 1994. He currently serves on the boards of directors of Voyan Technology and Lam Research Corporation.

        Dean O. Morton has been a Director of the Company since April 30, 1997. From June 1993 until April 30, 1997 he was director of Tencor Instruments, a manufacturer of wafer inspection, film measurement and metrology systems for the semiconductor industry. In October 1992 Mr. Morton retired as executive vice president and chief operating officer and as a director of the Hewlett Packard Company, a manufacturer of electronic and computer equipment, where he held various positions from 1960 until his retirement. Mr. Morton currently serves as chairman of the board of Centigram Communications Corporation and as a director of ALZA Corporation, The Clorox Company, BEA Systems Inc. and Raychem Corporation. Mr. Morton is also a trustee of the Metropolitan Series Fund and State Street Research Funds Group and Portfolio, Inc.

        Yoshio Nishi has been a Director since 1989. Since May 1995 he has been director of research and development and senior vice president of the Semiconductor Group of Texas Instruments Incorporated, a manufacturer of integrated circuits and electronic equipment. From January 1986 to April 1995 he was director of Silicon Process Laboratory for Hewlett-Packard Laboratories, a semiconductor technology research facility affiliated with the Hewlett-Packard Company.

        Samuel Rubinovitz has been a Director since 1990. He previously served as a Director of the Company from October 1979 to January 1989. From April 1989 to January 1994 he was executive vice president of EG&G, Inc., a diversified manufacturer of scientific instruments and electronic, optical and mechanical equipment. He currently serves on the boards of directors of Richardson Electronics, Inc., LTX Corporation and Kronos, Inc.

        Dag Tellefsen has been a Director of the Company since 1978. He is the general partner of the Investment Manager of Glenwood Ventures I and II, venture capital funds. He currently serves on the boards of directors of Iwerks Entertainment Corporation, Aptix and Metorex International.

        Lida Urbanek has been a Director of the Company since April 30, 1997. She is a private investor. She was a director of Tencor Instruments, a manufacturer of wafer inspection, film measurement and metrology systems for the semiconductor industry, from August 1991 until April 30, 1997.


ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to "EXECUTIVE COMPENSATION" in the Company's Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference to "SECURITY OWNERSHIP -- Principal Stockholders and Security Ownership of Management" in the Company's Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information regarding "Certain Relationships and Related Transactions" as it appears in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORT ON FORM 8-K

    (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

        1.  FINANCIAL STATEMENTS.

Consolidated Balance Sheets - As of June 30, 1997 and 1996

Consolidated Statements of Operations - For the Three Years Ended June 30, 1997

Consolidated Statement of Stockholders' Equity - For the Three Years Ended June 30, 1997

Consolidated Statements of Cash Flows - For the Three Years Ended June 30, 1997

Notes to Consolidated Financial Statements

Report of Independent Accountants

        2.  FINANCIAL STATEMENT SCHEDULES.

        All schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        3. EXHIBITS.

Exhibit No. Description
----------- -----------

3.1         Certificate of Incorporation as amended(1)

3.2         Bylaws, as amended(1)

4.1 Amended and Restated Rights Agreement dated as of August 26, 1995, between the Company and First National Bank of Boston, as Rights
            Agent. The Rights Agreement includes as Exhibit A, the form of Right
            Certificate and as Exhibit B, the summary of transactions of Rights.(2)

10.1        Form of Retention and Non-Competition Agreement(3)

10.2        Form of KLA-Tencor Corporation Corporate Officers Retention Plan(3)

10.3        Form of Indemnification Agreement

10.4        1990 Outside Directors Stock Option Plan(4)

10.5 Second Amended and Restated 1981 Employee Stock Purchase Plan, as amended on November 18, 1996(5)

10.6        1982 Stock Option Plan, as amended on November 18, 1996(6)

10.7        Tencor Instruments Second Amended and Restated 1984 Stock Option
            Plan (7)

10.8        Tencor Instruments Amended and Restated 1993 Equity Incentive Plan
            (7)

10.9        Tencor Instruments 1993 Nonemployee Directors Stock Option Plan(7)

10.10       1983 Employee Incentive Stock Option Plan of Prometrix Corporation
            (7)

10.11       1993 Employee Incentive Stock Option Plan of Prometrix Corporation
            (7)

10.12       Lease Agreement, Ground Lease Agreement and Purchase Agreement dated
            June 5, 1995, between BNP Leasing Corporation and the Company(8)

10.13 Lease Agreement and Purchase Agreement dated August 10, 1995, between BNP Leasing Corporation and the Company(8)

10.14       Phase IIA and Phase IIB Leases for Milpitas Facilities dated
            December 29, 1995(9)

13.1 1997 Annual Report to Stockholders (deemed to be filed except to the extent that the information is specifically incorporated by reference)

21.1        List of Subsidiaries of KLA-Tencor Corporation

23.1        Consent of Independent Accountants

27.1        Financial Data Schedule


(1) Previously filed, with the same exhibit number, to the Registrant's Form 10-Q for the quarter ended March 31, 1997

(2) Previously filed as exhibit 1 to the Registrant's report on Form 8-A/A Amendment No. 1 to the Registration Statement on Form 8-A (filed September 24, 1996, SEC File No. 0-9992)

(3) Previously filed, with the same exhibit number, to the Registrant's Registration Statement on Form S-4 (filed March 11, 1997, SEC File No. 333-23075)

(4) Previously filed as exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997

(5) Previously filed as exhibit 10.75 to the Registrant's Registration Statement on Form S-8 (filed March 7, 1997, SEC File No. 333-22939)

(6) Previously filed as exhibit 10.74 to the Registrant's Registration Statement on Form S-8 (filed March 7, 1997, SEC File No. 333-22941)

(7) Previously filed as exhibits 10.1, 10.2, 10.3, 10.6 and 10.7, respectively, to the Registrant's Registration Statement on Form S-8 (filed May 8, 1997, SEC File No. 333-26681)

(8) Previously filed, with the same exhibit number, to the Registrant's Form 10-Q for the quarter ended December 31, 1995

(9)   Previously filed as exhibit 10.27 to Tencor Instruments
      Annual Report on Form 10-K for the fiscal year ended December
      31, 1995


    (b) REPORT ON FORM 8-K.

        The Company filed a Current Report on Form 8-K on April 15, 1997 which incorporated the Company's earnings release for the third quarter of fiscal 1997 ended March 31, 1997. The Company amended that Form 8-K by filing an Amendment to Current Report on Form 8-K setting forth financial statements reflecting 30 days of combined earnings of the Company and Tencor Instruments to reflect the Merger using the pooling of interests method of accounting.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 25, 1997.

                                       KLA-Tencor Corporation

                                       By: /s/ Kenneth Levy
                                          ------------------------------------
                                          Kenneth Levy, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                         Title                        Date
           ---------                         -----                        ----

/s/ Kenneth Levy
--------------------------------    Chairman of the Board and       September 25, 1997
Kenneth Levy                        Director


/s/ Jon D. Tompkins
--------------------------------    Chief Executive Officer and     September 25, 1997
Jon D. Tompkins                     Director
                                    (Principal Executive Officer)

/s/ Kenneth L. Schroeder
--------------------------------    President, Chief Operating      September 25, 1997
Kenneth L. Schroeder                Officer and Director

/s/ Robert J. Boehlke
--------------------------------    Executive Vice President and    September 25, 1997
Robert J. Boehlke                   Chief Financial Officer
                                    (Principal Accounting Officer)

/s/ James W. Bagley
--------------------------------    Director                        September 25, 1997
James W. Bagley

/s/ Edward W. Barnholt
--------------------------------    Director                        September 25, 1997
Edward W. Barnholt

/s/ Leo J. Chamberlain
--------------------------------    Director                        September 25, 1997
Leo J. Chamberlain

/s/ Richard J. Elkus, Jr.
--------------------------------    Director                        September 25, 1997
Richard J. Elkus, Jr.


/s/ Dean O. Morton
--------------------------------    Director                        September 25, 1997
Dean O. Morton

/s/ Yoshio Nishi
--------------------------------    Director                        September 25, 1997
Yoshio Nishi

/s/ Samuel Rubinovitz
--------------------------------    Director                        September 25, 1997
Samuel Rubinovitz

/s/ Dag Tellefsen
--------------------------------    Director                        September 25, 1997
Dag Tellefsen

/s/ Lida Urbanek
--------------------------------    Director                        September 25, 1997
Lida Urbanek


                                EXHIBIT INDEX
                                -------------

Exhibit No. Description
----------- -----------

3.1         Certificate of Incorporation as amended(1)

3.2         Bylaws, as amended(1)

4.1 Amended and Restated Rights Agreement dated as of August 26, 1995, between the Company and First National Bank of Boston, as Rights
            Agent. The Rights Agreement includes as Exhibit A, the form of Right
            Certificate and as Exhibit B, the summary of transactions of Rights.(2)

10.1        Form of Retention and Non-Competition Agreement(3)

10.2        Form of KLA-Tencor Corporation Corporate Officers Retention Plan(3)

10.3        Form of Indemnification Agreement

10.4        1990 Outside Directors Stock Option Plan(4)

10.5 Second Amended and Restated 1981 Employee Stock Purchase Plan, as amended on November 18, 1996(5)

10.6        1982 Stock Option Plan, as amended on November 18, 1996(6)

10.7        Tencor Instruments Second Amended and Restated 1984 Stock Option
            Plan (7)

10.8        Tencor Instruments Amended and Restated 1993 Equity Incentive Plan
            (7)

10.9        Tencor Instruments 1993 Nonemployee Directors Stock Option Plan(7)

10.10       1983 Employee Incentive Stock Option Plan of Prometrix Corporation
            (7)

10.11       1993 Employee Incentive Stock Option Plan of Prometrix Corporation
            (7)

10.12       Lease Agreement, Ground Lease Agreement and Purchase Agreement dated
            June 5, 1995, between BNP Leasing Corporation and the Company(8)

10.13 Lease Agreement and Purchase Agreement dated August 10, 1995, between BNP Leasing Corporation and the Company(8)

10.14       Phase IIA and Phase IIB Leases for Milpitas Facilities dated
            December 29, 1995(9)

13.1 1997 Annual Report to Stockholders (deemed to be filed except to the extent that the information is specifically incorporated by reference)

21.1        List of Subsidiaries of KLA-Tencor Corporation

23.1        Consent of Independent Accountants

27.1        Financial Data Schedule

(1) Previously filed, with the same exhibit number, to the Registrant's Form 10-Q for the quarter ended March 31, 1997

(2) Previously filed as exhibit 1 to the Registrant's report on Form 8-A/A Amendment No. 1 to the Registration Statement on Form 8-A (filed September 24, 1996, SEC File No. 0-9992)

(3) Previously filed, with the same exhibit number, to the Registrant's Registration Statement on Form S-4 (filed March 11, 1997, SEC File No. 333-23075)

(4) Previously filed as exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997

(5) Previously filed as exhibit 10.75 to the Registrant's Registration Statement on Form S-8 (filed March 7, 1997, SEC File No. 333-22939)

(6) Previously filed as exhibit 10.74 to the Registrant's Registration Statement on Form S-8 (filed March 7, 1997, SEC File No. 333-22941)

(7) Previously filed as exhibits 10.1, 10.2, 10.3, 10.6 and 10.7, respectively, to the Registrant's Registration Statement on Form S-8 (filed May 8, 1997, SEC File No. 333-26681)

(8) Previously filed, with the same exhibit number, to the Registrant's Form 10-Q for the quarter ended December 31, 1995

(9)   Previously filed as exhibit 10.27 to Tencor Instruments
      Annual Report on Form 10-K for the fiscal year ended December
      31, 1995