Form 10-Q
period 1997-09-30
KLA TENCOR CORP
filed 1997-11-13
CIK 319201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to___________

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

                                  Yes [X]  No[ ]



        As of October 31, 1997 there were 84,615,620 shares of the registrant's Common Stock, $0.001 par value, outstanding.

                                      INDEX


                                                                                   Page
                                                                                  Number
                                                                                  ------
PART I        FINANCIAL INFORMATION

Item 1        Financial Statements (unaudited)

                 Condensed Consolidated Interim Balance Sheets at
                 June 30, 1997 and September 30, 1997 ............................     3

                 Condensed Consolidated Interim Statements of Operations for
                 the Three Month Periods Ended September 30, 1996
                 and September 30, 1997 ..........................................     4

                 Condensed Consolidated Interim Statements of Cash Flows
                 for the Three Months Ended September 30, 1996 and 1997 ..........     5

                 Notes to Condensed Consolidated Interim Financial Statements.....     6


Item 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................     8


PART II - OTHER INFORMATION                                                            11

SIGNATURES                                                                             11

PART I.         FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS


            CONDENSED CONSOLIDATED UNAUDITED INTERIM BALANCE SHEETS
                                 (In thousands)


                                                       June 30,     September 30,
                                                        1997            1997
                                                     -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                          $   279,225    $   249,378
  Short-term investments                                  69,606         75,514
  Accounts receivable, net                               269,291        344,966
  Inventories                                            174,634        187,521
  Deferred income taxes                                   54,799         54,040
  Other current assets                                    12,452         12,441
                                                     -----------    -----------
        Total current assets                             860,007        923,860


Land, property and equipment, net                        117,595        128,796
Marketable securities                                    338,418        361,716
Other assets                                              27,287         28,575
                                                     -----------    -----------
        Total assets                                 $ 1,343,307    $ 1,442,947
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $    25,113    $    22,618
  Accounts payable                                        41,155         47,818
  Other current liabilities                              258,483        276,802
                                                     -----------    -----------
        Total current liabilities                        324,751        347,238
                                                     -----------    -----------

Deferred income taxes and other                            3,943          3,179
                                                     -----------    -----------

Stockholders' equity:
  Common stock and capital in excess of par value        458,308        478,684
  Retained earnings                                      542,706        592,428
  Net unrealized gain on investments                      17,591         25,974
  Cumulative translation adjustment                       (3,992)        (4,556)
                                                     -----------    -----------
        Total stockholders' equity                     1,014,613      1,092,530
                                                     -----------    -----------
        Total liabilities and stockholders' equity   $ 1,343,307    $ 1,442,947
                                                     ===========    ===========


  See accompanying notes to unaudited condensed consolidated interim financial statements.

       CONDENSED CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                             Three Months Ended
                                                September 30,
                                             -------------------
                                               1996       1997
                                             --------   --------
Revenues                                     $261,140   $312,420
                                             --------   --------
Costs and expenses:
    Cost of sales                             115,364    140,764
    Engineering, research and
       development                             32,496     45,177
    Selling, general and administrative        58,615     62,138
    Restructuring costs                         8,500         --
                                             --------   --------
        Total costs and operating expenses    214,975    248,079
                                             --------   --------
Income from operations                         46,165     64,341
Interest income and other, net                  5,657      8,785
                                             --------   --------
Income before income taxes                     51,822     73,126
Provision for income taxes                     18,242     23,404
                                             --------   --------
Net income                                   $ 33,580   $ 49,722
                                             ========   ========
Net income per share                         $   0.40   $   0.56
Shares used in computing net income
   per share                                   83,698     88,783


  See accompanying notes to unaudited condensed consolidated interim financial statements.

       CONDENSED CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                 Three Months Ended
                                                                    September 30,
                                                               ----------------------
                                                                 1996         1997
                                                               ---------    ---------
Cash flows from operating activities:
  Net income                                                   $  33,580    $  49,722
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                              14,088       11,865
       Changes in assets and liabilities:
           Accounts receivable, net                               27,527      (75,675)
           Inventories                                            (3,375)     (12,887)
           Other assets                                           (7,772)      (1,083)
           Accounts payable                                      (13,336)       6,663
           Accrued compensation                                      556       14,402
           Other current liabilities                               6,434        3,493
           Income taxes payable                                   (1,221)        (340)
                                                               ---------    ---------
             Net cash provided by (used in)
                operating activities                              56,481       (3,840)
                                                               ---------    ---------

Cash flows from investing activities:
  Purchases of property and equipment                            (14,567)     (22,501)
  Net purchases of available for sale securities                 (30,867)     (20,823)
                                                               ---------    ---------
             Net cash used in investing activities               (45,434)     (43,324)
                                                               ---------    ---------

Cash flows from financing activities:
  Issuance of common stock, net                                      942       23,276
  Stock repurchases                                                   --       (2,900)
  Borrowings/(payments) under debt obligations                     7,702       (2,495)
                                                               ---------    ---------
             Net cash provided by financing activities             8,644       17,881
                                                               ---------    ---------

Effect of exchange rate changes on cash and cash equivalents          41         (564)
                                                               ---------    ---------
Net increase in cash and cash equivalents                         19,732      (29,847)
Cash and cash equivalents at beginning of period                 196,348      279,225
                                                               ---------    ---------
Cash and cash equivalents at end of period                     $ 216,080    $ 249,378
                                                               =========    =========


Supplemental cash flow disclosures:
  Income taxes paid                                            $  18,645    $  11,393
  Interest paid                                                $     275    $     770


  See accompanying notes to unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS


NOTE 1. In the opinion of the Company's management, the unaudited condensed consolidated interim financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results. The results for the quarter ended September 30, 1997, are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from those amounts.

NOTE 2.    Inventories (in thousands):


                           June 30,    September 30,
                            1997          1997
                          --------      --------
Customer service parts    $ 31,387      $ 27,644
Raw materials               36,829        33,810
Work-in-process             71,998        78,704
Demonstration equipment     20,580        31,079
Finished goods              13,840        16,284
                          --------      --------
                          $174,634      $187,521
                          ========      ========


NOTE 3. In July 1997, the Company adopted a plan to repurchase, at its discretion, up to 150,000 shares of its own Common Stock on the open market. During the quarter ended September 30, 1997, the Company repurchased 40,500 shares of its Common Stock at a cost of $2.9 million.

NOTE 4. Net income per share is computed using the weighted average number of common and common equivalent shares (weighted average shares) outstanding during the respective period, which includes net shares issuable upon the exercise of stock options, when dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The Statement redefines earnings per share under generally accepted accounting principles, and is effective for the Company's quarter ending December 31, 1997. Under the new standard, primary earnings per share will be replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the three months ended September 30, 1997, the Company's earnings per share for the periods ended September 30, 1996 and 1997 would have been as follows:


                       Three Months Ended
                         September 30,
                        1996      1997
                      ------------------
Earnings per share:
    Basic             $   0.41  $   0.59
    Diluted           $   0.40  $   0.56

NOTE 5. The Company recorded charges totaling $60.6 million for merger, restructuring and other non-recurring events which occurred during the year ended June 30, 1997. Of this amount approximately $46.0 million was the result of the merger between KLA Instruments and Tencor Instruments on April 30, 1997, $6.1 million was a result of the write-off of a bad debt for shipments made to a Thailand company in fiscal 1997 and additional restructuring charges of $8.5 million primarily related to lease exit costs incurred in fiscal 1997. As of September 30, 1997, approximately $13.4 million of the accrued balance remains relating primarily to lease exit costs, and is expected to be utilized ratably during fiscal 1998.

NOTE 6. The Company has foreign subsidiaries which operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates and interest rates. The Company utilizes various hedge instruments, primarily forward exchange contracts, to manage its exposure associated with firm intercompany and third-party transactions denominated in local currencies. At September 30, 1997, the Company had forward exchange contracts maturing throughout fiscal 1998 and early fiscal 1999 to sell and purchase approximately $280 million and $40 million, respectively, in foreign currency, primarily Japanese yen. Deferred foreign exchange gains and losses were not considered material at September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion and analysis may contain forward-looking statements that reflect the Company's current judgment regarding the matters addressed by such statements. Because such statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ. Important factors that could cause actual results to differ are described in the following discussion and under "Risk Factors" on page 9.

RESULTS OF OPERATIONS
Revenues were $312 million for the three months ended September 30, 1997, compared to $261 million for the same period of the prior fiscal year, representing an increase of 19.5%. The increase in revenues is primarily attributed to an increase in demand in the Company's products compared to the same period of the prior year when the semiconductor manufacturing industry was experiencing a slowdown in its capital spending levels. While overall average selling prices remained relatively consistent compared to the prior year's quarter, revenues increased primarily because of increased sales of the CD SEM metrology, wafer inspection including Surfscan SP1(R) and Wisard 2135 and data analysis systems.

Gross margins were 54.9% of net sales for the three month period ended September 30, 1997, compared to 55.8% of net sales for the same period of the prior fiscal year. Gross margins for system products remained relatively unchanged during the current quarter when compared to the prior year quarter. During the current quarter gross margins declined as a result of the Company's continued investment in its customer support infrastructure. This decrease was offset by improved warranty and installation costs.

Engineering, research and development (R&D) expenses were $45 million for the three month period ended September 30, 1997 compared to $32 million for the same period of the prior fiscal year. As a percentage of net sales, R&D expenses increased to 14.5% for the three month period ended September 30, 1997, compared to 12.4% for the same period of the prior fiscal year. The increase is primarily attributable to increases in headcount and project material and other costs associated with the Company's ongoing efforts for product development in new market segments and enhancements to existing products including the next generation 300mm products and inspection enhancements for 0.25-micron and below.

Selling, general and administrative (SG&A) expenses were $62 million for the three month period ended September 30, 1997, compared to $59 million for the same period of the prior fiscal year. As a percentage of net sales, SG&A decreased from 19.9% for the three month period ended September 30, 1997, compared to 22.5% for the same period of the prior fiscal year. The increase in dollars during the period is due in part to increases in headcount, continued investment in the Company's worldwide information systems and increased investment in its customer group sales and applications resources worldwide.

In the first quarter of fiscal 1997, Tencor Instruments incurred restructuring charges of $8.5 million for costs related to downsizing its operations as well as exiting certain leased facilities.

Interest income and other, net, increased $3 million for the three month period ended September 30, 1997, compared to the same period of the prior fiscal year. The increase is due primarily to higher cash and investment balances when compared to the same period a year ago.

The Company's effective tax rate decreased to 32% for the three month period ended September 30, 1997, compared to 35.2% for the same period of the prior fiscal year. This decrease is due primarily to the realization of tax attributes related to a prior acquisition and greater rate reduction from R&D tax credits.

The IRS is currently auditing the Company's federal income tax returns for fiscal years 1985 through 1992. The Company has received a notice of proposed tax deficiency for such years and filed a tax protest letter with the IRS on June 10, 1996, in response to that IRS notice. Management believes sufficient taxes have been provided in prior years and that the ultimate outcome of the IRS audit will not have a material adverse impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES
During the three month period ended September 30, 1997, cash, cash equivalents, short-term investments and marketable securities balances were unchanged at $687 million. Cash used in operations for the three month period was $4 million, resulting primarily from increases in accounts receivable and inventory and offset in part by net income (which includes non-cash charges for depreciation) and accrued compensation. During the three months ended September 30, 1997, approximately $53 million of the Company's accounts receivable were sold. Capital expenditures of $23 million during the first quarter of fiscal 1997 were primarily for facilities improvements and computers to support the Company's growth. Cash and cash equivalents provided by financing activities during the first quarter of fiscal 1997 were $18 million compared to $9 million provided in the same period of the prior year. The increase is primarily attributed to issuance of the Company's Common Stock in connection with employee benefit plans.

The Company believes that existing liquid resources and funds generated from operations combined with its ability to borrow funds will be adequate to meet its operating and capital requirements and obligations through the foreseeable future. The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. Accordingly, the Company may, from time to time, as market and business conditions warrant, invest in or acquire businesses, products, or technologies which it believes complement its overall business strategy. Borrowings under the Company's credit facilities, or public offerings of equity or debt securities, are available if the need arises. The sale of additional equity securities could result in additional dilution to the Company's stockholders.

RISK FACTORS
The Company's quarterly operating results have fluctuated in the past and may fluctuate in the future. The Company's operating results are dependent on many factors, including the economic conditions in the semiconductor industry, both in the US and abroad, the size and timing of the receipt of orders from customers, customer cancellations or delays of shipments, the Company's ability to develop, introduce, and market new and enhanced products on a timely basis (which includes its ability to attract, hire and assimilate an adequate number of qualified people), among others. There can be no assurance that one or more of these factors will not adversely impact the Company's quarterly operating results.

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

Rapid technological changes in semiconductor manufacturing processes subject the semiconductor manufacturing equipment industry to increased pressure to maintain technological parity with deep submicron process technology. The Company believes that its future success will depend in part upon its ability to develop, manufacture and successfully introduce new products with improved capabilities including those for 300mm wafers and devices with critical dimensions at 0.25-m and below and to continue to enhance existing products. Due to the risks inherent in transitioning to new products, the Company will be required to accurately forecast demand for new products while managing the transition from older products. If new products have reliability or quality problems, reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products and additional service and warranty expense may result. In the past, the Company has experienced some delays as well as reliability and quality problems in connection with product introductions, resulting in some of these consequences. There can be no assurance that the Company will successfully develop and manufacture new products, or that new products introduced by the Company will be accepted in the marketplace. If the Company does not successfully introduce new products, the Company's results of operations will be materially adversely affected.

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

International revenues accounted for 65%, 66% and 65% of the Company's net revenues for fiscal years 1995, 1996 and 1997, respectively. International sales were 57% for the three months ended September 30, 1997. The Company expects that international revenues will continue to represent a significant percentage of its net revenues. The future performance of the Company will be dependent, in part, upon its ability to continue to compete successfully in Asia, one of the largest areas for the sale of yield management and process monitoring equipment. International revenues and operations may be adversely affected by imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations. In addition, international sales may be adversely affected by the economic conditions in each country. The net revenues and income from the Company's international business may be affected by fluctuations in currency exchange rates. Although the Company attempts to manage near term currency risks through "hedging," there can be no assurance that such efforts will be adequate. These factors could have a material adverse effect on the Company's future business and financial results.

PART  II.        OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K


               (a)   Exhibits

                      27.1   Financial Data Schedule

               (b)   Reports on Form 8-K

                     There were no reports on Form 8-K filed during the period ended September 30, 1997.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KLA-TENCOR CORPORATION
                                             (Registrant)




   November 11, 1997                    Robert J. Boehlke
-------------------------------         -------------------------------
         (Date)                         Robert J. Boehlke
                                        Executive Vice President
                                             and Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number                            Description
-------                           -----------
   27.1                         Financial Data Schedule