Form 10-Q
period 1997-12-31
KLA TENCOR CORP
filed 1998-02-12
CIK 319201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     December 31, 1997
                               -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to_________________

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

                                 (408) 434-4200
              (Registrant's telephone number, including area code)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]  No [ ]



         As of January 30, 1997 there were 84,030,319 shares of the registrant's Common Stock, $0.001 par value, outstanding.

                                      INDEX


                                                                                                       Page
                                                                                                      Number
PART I           FINANCIAL INFORMATION

Item 1           Financial Statements (unaudited)

                    Condensed Consolidated Interim Balance Sheets at
                    June 30, 1997 and December 31, 1997 ....................................                      3

                    Condensed Consolidated Interim Statements of Operations for
                    the Three and Six Month Periods Ended December 31, 1996
                    and 1997 ...............................................................                      4

                    Condensed Consolidated Interim Statements of Cash Flows
                    for the Six Months Ended December 31, 1996 and 1997 ....................                      5

                    Notes to Condensed Consolidated Interim Financial Statements............                      6


Item 2           Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................................                      8


PART II - OTHER INFORMATION

Item 1           Legal Proceedings...........................................................                    12

Item 2           Changes in Securities.......................................................                    12

Item 3           Defaults Upon Senior Securities.............................................                    12

Item 4           Submission of Matters to a Vote of Security Holders.........................                    12

Item 5           Other Events................................................................                    12

Item 6           Exhibits and Reports on Form 8-K............................................                    13


SIGNATURES                                                                                                       13

PART I.            FINANCIAL INFORMATION
ITEM 1.            FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED UNAUDITED INTERIM BALANCE SHEETS
(In thousands)


                                                             June 30,        December 31,
                                                              1997              1997
                                                          -----------        -----------
ASSETS

Current assets:
   Cash and cash equivalents                              $   279,225        $   191,133
   Short-term investments                                      69,606             89,837
   Accounts receivable, net                                   269,291            376,345
   Inventories                                                174,634            195,045
   Deferred income taxes                                       54,799             53,557
   Other current assets                                        12,452             13,744
                                                          -----------        -----------
         Total current assets                                 860,007            919,661


Land, property and equipment, net                             117,595            131,045
Marketable securities                                         338,418            403,596
Other assets                                                   27,287             30,357
                                                          -----------        -----------
         Total assets                                     $ 1,343,307        $ 1,484,659
                                                          ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                          $    25,113        $    22,495
   Accounts payable                                            41,155             54,034
   Other current liabilities                                  258,483            266,130
                                                          -----------        -----------
         Total current liabilities                            324,751            342,659
                                                          -----------        -----------

Deferred income taxes and other                                 3,943              3,179
                                                          -----------        -----------

Stockholders' equity:
   Common stock and capital in excess of par value            458,308            476,112
   Retained earnings                                          542,706            644,486
   Net unrealized gain on investments                          17,591             27,269
   Cumulative translation adjustment                           (3,992)            (9,046)
                                                          -----------        -----------
         Total stockholders' equity                         1,014,613          1,138,821
                                                          -----------        -----------
         Total liabilities and stockholders' equity       $ 1,343,307        $ 1,484,659
                                                          ===========        ===========


                 See accompanying notes to unaudited condensed
                   consolidated interim financial statements.

CONDENSED CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF OPERATIONS
 (In thousands, except per share data)


                                                      Three months ended           Six months ended
                                                         December 31,                December 31,
                                                  -----------------------       -----------------------
                                                    1996           1997           1996           1997
                                                  --------       --------       --------       --------
Revenues                                          $242,155       $326,361       $503,295       $638,781

Costs and operating expenses:
Costs of goods sold                                114,874        150,235        230,238        290,999
Research and development                            29,308         47,280         61,804         92,457
     Selling, general and administrative            50,223         61,622        108,838        123,760
     Merger, restructure and other charges            --             --            8,500           --
                                                  --------       --------       --------       --------
         Total costs and operating expenses        194,405        259,137        409,380        507,216
                                                  --------       --------       --------       --------

Income from operations                              47,750         67,224         93,915        131,565

Other income and other, net                          5,353          9,331         11,010         18,116
                                                  --------       --------       --------       --------

Income before income taxes                          53,103         76,555        104,925        149,681

Provision for income taxes                          18,884         24,497         37,126         47,901
                                                  --------       --------       --------       --------

Net income                                        $ 34,219       $ 52,058       $ 67,799       $101,780
                                                  ========       ========       ========       ========

Earnings per share:
Basic                                             $   0.42       $   0.61       $   0.83       $   1.20
                                                  ========       ========       ========       ========
Diluted                                           $   0.40       $   0.59       $   0.80       $   1.15
                                                  ========       ========       ========       ========

Weighted average number of shares:
Basic                                               82,114         84,657         81,961         84,470
                                                  ========       ========       ========       ========
Diluted                                             84,907         88,105         84,230         88,343
                                                  ========       ========       ========       ========


                 See accompanying notes to unaudited condensed
                   consolidated interim financial statements.

CONDENSED CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS
 (In thousands)


                                                                       Six Months Ended
                                                                          December 31,
                                                                   --------------------------
                                                                     1996             1997
                                                                   ---------        ---------
Cash flows from operating activities:
   Net income                                                      $  67,799        $ 101,780
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                 22,881           18,228
        Changes in assets and liabilities:
              Accounts receivable, net                                92,873         (122,067)
              Inventories                                             19,069          (26,791)
              Other assets                                           (12,584)          (7,217)
              Accounts payable                                       (12,442)          14,007
              Other current liabilities                                4,616           16,300
                                                                   ---------        ---------
                Net cash provided by (used in)
                   operating activities                              182,212           (5,760)
                                                                   ---------        ---------
Cash flows from investing activities:
   Purchases of property and equipment                               (31,915)         (33,701)

   Net purchases of available for sale securities                    (54,304)         (75,738)
                                                                   ---------        ---------
                Net cash used in investing activities                (86,219)        (109,439)
                                                                   ---------        ---------

Cash flows from financing activities:
   Issuance of common stock, net                                       8,902           25,350
   Stock repurchases                                                    --             (7,546)
   Net payments under debt obligations                                (3,596)          (1,222)
                                                                   ---------        ---------
                Net cash provided by financing activities              5,306           16,582
                                                                   ---------        ---------

Effect of exchange rate changes on cash and cash equivalents            (415)          10,525
                                                                   ---------        ---------

Net increase (decrease) in cash and cash equivalents                 100,884          (88,092)
Cash and cash equivalents at beginning of period                     201,704          279,225
                                                                   ---------        ---------
Cash and cash equivalents at end of period                         $ 302,588        $ 191,133
                                                                   ---------        ---------


Supplemental cash flow disclosures:
   Income taxes paid                                               $  42,480        $  45,292
   Interest paid                                                   $     796        $   1,307


                 See accompanying notes to unaudited condensed
                   consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS


NOTE 1. In the opinion of the management of KLA-Tencor Corporation (the Company), the unaudited condensed consolidated interim financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results. The results for the quarter ended December 31, 1997 are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from those amounts.

NOTE 2.       Inventories (in thousands):


                               June 30,    December 31,
                                1997           1997
                              --------       --------
Customer service parts        $ 31,387       $ 30,680
Raw materials                   36,829         30,984
Work-in-process                 71,998         75,433
Demonstration equipment         20,580         40,258
Finished goods                  13,840         17,690
                              --------       --------
                              $174,634       $195,045
                              ========       ========


NOTE 3. During the six months ended December 31, 1997, the Company authorized the repurchase, at its discretion, of up to 350,000 shares of Common Stock on the open market for issuance under its employee stock purchase plans. During the six month period ended December 31, 1997, the Company repurchased 136,500 shares of its Common Stock at a cost of $7.5 million.

NOTE 4. During the quarter ended December 31, 1997, Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." SFAS 128 requires presentation of both Basic and Diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS, which replaces primary EPS, is computed by dividing net income available to common stockholders by the weighted average number of common share outstanding during the period. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average stock price as reported on the Nasdaq National Market System for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options rather than the higher of the average or ending stock price as used in the computation of fully diluted EPS.

The difference between the computation of Basic EPS and Diluted EPS, for all periods presented, is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans. During the three month and six month periods ended December 31, 1997, options to purchase approximately 900,000 and 779,000 shares, respectively, at prices ranging from $48.06 to $69.88 were outstanding but not included in the computation of Diluted EPS because the exercise price was greater than the average market price of common shares.

NOTE 5. The Company recorded charges totaling $60.6 million for merger, restructuring and other non-recurring events which occurred during forth quarter of fiscal 1997. Of this amount approximately $46 million was the result of the merger between KLA Instruments and Tencor Instruments on April 30, 1997, $6.1 million was a result of the write-off of a bad debt for shipments made to a Thailand company in fiscal 1997 and additional restructuring charges of $8.5 million primarily related to lease exit costs incurred by Tencor Instruments in fiscal 1997. As of December 31, 1997, approximately $10.6 million of the accrued balance remains relating primarily to lease exit costs, and is expected to be utilized ratably during the remainder of fiscal 1998.

NOTE 6. The Company has foreign subsidiaries which operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates and interest rates. The Company utilizes various hedge instruments, primarily forward exchange contracts, to manage its exposure associated with firm intercompany and third-party transactions denominated in local currencies. At December 31, 1997, the Company had foreign exchange forward contracts maturing throughout fiscal 1998 and early fiscal 1999 to sell and purchase approximately $282 million and $16 million, respectively, in foreign currency, primarily Japanese yen. Net gains on these contracts were approximately $11 million at December 31, 1997. The Company's foreign exchange forward contracts do not subject the Company to risk due to exchange rate movements because net gains and losses on these contracts as previously noted, are offset by net losses on the assets, liabilities and transactions being hedged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis may contain forward-looking statements that reflect the Company's current judgment regarding the matters addressed by such statements. Because such statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ. Important factors that could cause actual results to differ are described in the following discussion and under "Risk Factors" below.

RESULTS OF OPERATIONS
Revenues were $326.4 million and $638.8 million for the three and six month periods ended December 31, 1997, compared to $242.2 million and $503.3 million for the same periods of the prior fiscal year, representing an increase of 34.8% and 26.9% for the respective periods. The increase in revenues is primarily attributable to increased demand for the Company's products when compared to the same periods in the prior fiscal year in which the semiconductor industry was experiencing a slowdown resulting from lower memory device prices caused by excess production capacity. Higher revenue levels were driven by increases in wafer inspection, metrology and reticle inspection system sales. E-Beam Metrology divisional sales continue to grow the Company's overall market share of this technology.

Gross margins were 54.0% and 54.4% of revenues for the three and six month periods ended December 31, 1997, compared to 52.6% and 54.3% of revenues for the same periods of the prior fiscal year. Gross margins for system products increased during the current quarter when compared to the prior year quarter primarily as a result of a shift in product mix toward Wisard and Surfscan which have relatively higher gross margins than other product lines as well as improved margins in the Company's E-Beam Metrology division which realized some manufacturing efficiencies as it ramped production during the period. These increases were offset in part by increased costs in the Company's field support organization. Gross margins for the six months ended December 31, 1997 remained relatively consistent with the same period of the prior fiscal year.

Engineering, research and development (R&D) expenses were $47.3 million and $92.5 million for the three and six month periods ended December 31, 1997 compared to $29.3 million and $61.8 million for the same periods of the prior fiscal year. As a percentage of revenues, R&D expenses increased to 14.5% for the three and six month periods ended December 31, 1997, compared to 12.1% and 12.3% for the same periods of the prior fiscal year. The increase is primarily attributable to increases in headcount and project material costs associated with the Company's ongoing efforts for product development in new market segments and enhancements to existing products including next generation 300mm products and inspection enhancements for 0.25-micron technology and below.

Selling, general and administrative (SG&A) expenses were $61.6 million and $123.8 million for the three and six month periods ended December 31, 1997, compared to $50.2 million and $108.8 million for the same periods of the prior fiscal year. As a percentage of revenues, SG&A decreased to18.9% and 19.4% for the three and six month period ended December 31, 1997, compared to 20.7% and 21.6% for the same periods of the prior fiscal year. The dollar increase during the periods is due primarily to additions to headcount, investment in the Company's worldwide information systems and customer group sales applications resources worldwide.

In the first quarter of fiscal 1997, the Company incurred restructuring charges of $8.5 million for costs related to downsizing its operations as well as exiting certain leased facilities.

Interest income and other, net, increased $4.0 million and $7.1 million for the three and six month periods ended December 31, 1997, compared to the same periods of the prior fiscal year. The increase is due primarily to higher average investment balances when compared to the same periods a year ago.

The Company's effective tax rate decreased to 32% for the three and six month periods ended December 31, 1997, compared to 35.6% and 35.4% for the same periods of the prior fiscal year. This decrease is due primarily to the realization of tax attributes related to a prior acquisition and benefits from R&D tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES
During the six month period ended December 31, 1997, cash, cash equivalents, short-term investments and marketable securities balances declined $2.7 million to $684.6 million. Cash used in operations for the six month period was $5.8 million, resulting primarily from increases in accounts receivable and inventory and offset in part by net income, which includes non-cash charges for depreciation. During the six months ended December 31, 1997, approximately $81.0 million of the Company's accounts receivable were sold.

Capital expenditures of $33.7 million during the first six months of fiscal 1998 were primarily for computer equipment and facilities improvements to support the Company's growth.

Cash and cash equivalents provided by financing activities during the first six months of fiscal 1998 were $16.6 million compared to $5.3 million provided in the same period of the prior year. The increase is primarily attributed to issuance of the Company's stock in connection with employee benefit plans offset by stock repurchases .

Working capital was $577.0 million at December 31, 1997 compared to $535.3 million at the end of fiscal 1997. A major component of working capital continues to be cash and short-term investments. The Company believes that existing liquid resources and funds generated from operations combined with its ability to borrow funds will be adequate to meet its operating and capital requirements and obligations through the foreseeable future. The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. Accordingly, the Company may, from time to time, as market and business conditions warrant, invest in or acquire businesses, products, or technologies which it believes complement its overall business strategy. Borrowings under the Company's credit facilities, or public offerings of equity or debt securities, are available if the need arises. The sale of additional equity securities could result in additional dilution to the Company's stockholders.

RISK FACTORS
The Company's quarterly operating results have fluctuated in the past and may fluctuate in the future. The Company's operating results are dependent on many factors, including the economic conditions in the semiconductor and related industries, both in the US and abroad, the size and timing of the receipt of orders from customers, customer cancellations or delays of shipments, the Company's ability to develop, introduce, and market new and enhanced products on a timely basis (which includes its ability to attract, hire and assimilate an adequate number of qualified people), among others. There can be no assurance that one or more of these factors will not adversely impact the Company's quarterly operating results.

The Company's business depends and will depend in the future upon the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has been cyclical in nature and historically has experienced periodic downturns. Even during periods of reduced revenues, in order to remain competitive the Company will be required to continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capability which could adversely affect its financial results.

Rapid technological changes in semiconductor manufacturing processes subject the semiconductor manufacturing equipment industry to increased pressure to maintain technological parity with deep submicron process technology. The Company believes that its future success will depend in part upon its ability to develop, manufacture and successfully introduce new products with improved capabilities including those for 300mm wafers and devices with critical dimensions at 0.25-micron and below and to continue to enhance existing products. Due to the risks inherent in transitioning to new products, the Company will be required to accurately forecast demand for new products while managing the transition from older products. If new products have reliability or quality problems, reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products and additional service and warranty expense may result. In the past, the Company has experienced some delays as well as reliability and quality problems in connection with product introductions, resulting in some of these consequences. There can be no assurance that the Company will successfully develop and manufacture new products, or that new products introduced by the Company will be accepted in the marketplace. If the Company does not successfully introduce new products, the Company's results of operations will be materially adversely affected.

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

International revenues accounted for 65%, 66% and 65% of the Company's net revenues for fiscal years 1995, 1996 and 1997, respectively. International sales were 63% for the three and six month periods ended December 31, 1997. The Company expects that international revenues will continue to represent a significant percentage of its net revenues. International revenues and operations may be adversely affected by imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations. In addition, international sales may be adversely affected by economic conditions in each country. The future performance of the Company will be dependent, in part, upon its ability to continue to compete successfully in Asia, one of the largest areas for the sale of yield management and process monitoring equipment. Countries in the Asia Pacific region, including Japan, Korea and Taiwan, have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect consumer demand for the Company's products, the U.S. dollar value of the Company's foreign currency denominated sales, the availability and supply of resources, and the Company's consolidated results of operations. Although the Company attempts to manage near term currency risks through "hedging," there can be no assurance that such efforts will be adequate. These factors could have a material adverse effect on the Company's future business and financial results.

PART  II.           OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.    CHANGES IN SECURITIES

         Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of KLA-Tencor Corporation was held on November 18, 1997 at the Company's offices in Milpitas, California. Of the 84,408,077 shares outstanding as of the record date, 73,423,716 shares (87%) were present or represented by proxy at the meeting.

         1. The table below presents the results of the election to the Company's board of directors.


                                                    Votes
                               Votes  For          Withheld
                               ----------          -------
   Leo J. Chamberlain          73,273,387          150,329
   Richard J. Elkus, Jr        73,254,489          169,227
   Dag Tellefsen               73,272,733          150,983


         2. The stockholders approved an amendment to the 1981 Employee Stock Purchase Plan to increase the number of shares reserved thereunder by 800,000 shares of Common Stock. This proposal was approved by the stockholders and received 54,252,652 votes for, 18,327,997 votes against, with 117,748 votes abstaining, and 725,319 broker non-votes.

         3. The stockholders approved the new 1997 Employee Stock Purchase Plan and reserved for issuance thereunder 200,000 shares of Common Stock. This proposal was approved by the stockholders and received 53,675,977 votes for, 18,268,699 votes against, with 115,921 votes abstaining, and 1,363,119 broker non-votes.

         4. The stockholders ratified the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ended June 30, 1998. This proposal received 73,321,250 votes for, 19,566 votes against, with 82,900 votes abstaining.

ITEM 5.    OTHER INFORMATION

         Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

                  10.12 Participation Agreement dated as of November 12, 1997, including exhibits, schedules and related agreements thereto, by and between KLA-Tencor Corporation, Lease Plan U.S.A., Inc., certain financial institutions, ABN AMRO Bank N.V. and Banque Nationale De Paris.

                  27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the period ended December 31, 1997.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           KLA-TENCOR CORPORATION
                                                (Registrant)




February 11, 1998                          Fredrick A. Ball
--------------------------                 -------------------------------
           (Date)                          Fredrick A. Ball
                                           Vice President Finance and Accounting

                                 EXHIBIT INDEX

Exhibit
Number                        Description
------                        -----------
10.12 Participation Agreement dated as of November 12, 1997 including exhibits, schedules and related agreements thereto, by and between KLA-Tencor Corporation, Lease Plan U.S.A., Inc., certain financial institutions, ABN AMRO Bank N.V. and Banque Nationale De Paris.

27.1                     Financial Data Schedule.