Form 10-Q
period 1998-03-31
KLA TENCOR CORP
filed 1998-05-11
CIK 319201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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

                                 (408) 875-3000
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


        As of April 30, 1998 there were 86,873,016 shares of the registrant's Common Stock, $0.001 par value, outstanding.

                                      INDEX


                                                                                Page
                                                                               Number
                                                                               ------
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

             Condensed Consolidated Interim Balance Sheets at
             June 30, 1997 and March 31, 1998 ..................................  3

             Condensed Consolidated Interim Statements of Operations for
             the Three and Nine Month Periods Ended March 31, 1997
             and 1998 ..........................................................  4

             Condensed Consolidated Interim Statements of Cash Flows
             for the Nine Months Ended March 31, 1997 and 1998 .................  5

             Notes to Condensed Consolidated Interim Financial Statements.......  6


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations..............................................  8



PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K....................................... 12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED UNAUDITED INTERIM BALANCE SHEETS
(In thousands)

                                                                 June 30,             March 31,
                                                                   1997                 1998
                                                               -----------           -----------

ASSETS

Current assets:
   Cash and cash equivalents                                   $   279,225           $   191,692
   Short-term investments                                           69,606                73,060
   Accounts receivable, net                                        269,291               331,173
   Inventories                                                     174,634               214,010
   Deferred income taxes                                            54,799                53,953
   Other current assets                                             12,452                18,040
                                                               -----------           -----------
           Total current assets                                    860,007               881,928


Land, property and equipment, net                                  117,595               138,425
Marketable securities                                              338,418               449,815
Other assets                                                        27,287                34,671
                                                               -----------           -----------
           Total assets                                        $ 1,343,307           $ 1,504,839
                                                               ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                               $    25,113           $    19,012
   Accounts payable                                                 41,155                48,757
   Other current liabilities                                       262,426               262,436
                                                               -----------           -----------
           Total current liabilities                               328,694               330,205
                                                               -----------           -----------

Stockholders' equity:
   Common stock and capital in excess of par value                 458,308               483,674
   Retained earnings                                               542,706               673,457
   Net unrealized gain on investments                               17,591                26,144
   Cumulative translation adjustment                                (3,992)               (8,641)
                                                               -----------           -----------
           Total stockholders' equity                            1,014,613             1,174,634
                                                               -----------           -----------
           Total liabilities and stockholders' equity          $ 1,343,307           $ 1,504,839
                                                               ===========           ===========


See accompanying notes to unaudited condensed consolidated interim financial statements.

CONDENSED CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF OPERATIONS
(In thousands, except per share data)


                                                           Three months ended                 Nine months ended
                                                                March 31,                          March 31,
                                                         1997              1998              1997              1998
                                                       --------          --------          --------          --------

Revenues                                               $252,346          $274,164          $755,641          $912,945
                                                       --------          --------          --------          --------

Costs and operating expenses:
Costs of goods sold                                     117,105           134,224           347,343           425,223
Research and development                                 34,436            46,051            96,240           138,508
      Selling, general and administrative                51,805            60,054           160,643           183,814
      Non-recurring acquisition and
         restructuring charges                               --             3,127             8,500             3,127
                                                       --------          --------          --------          --------
           Total costs and operating expenses           203,346           243,456           612,726           750,672
                                                       --------          --------          --------          --------

Income from operations                                   49,000            30,708           142,915           162,273

Interest income and other, net                            7,683            11,899            18,693            30,015
                                                       --------          --------          --------          --------

Income before income taxes                               56,683            42,607           161,608           192,288

Provision for income taxes                               19,688            13,636            56,814            61,537
                                                       --------          --------          --------          --------

Net income $                                             36,995          $ 28,971          $104,794          $130,751
                                                       ========          ========          ========          ========

Earnings per share:
Basic                                                  $   0.45          $   0.34          $   1.27          $   1.55
                                                       ========          ========          ========          ========
Diluted                                                $   0.43          $   0.33          $   1.23          $   1.48
                                                       ========          ========          ========          ========

Weighted average number of shares:
Basic                                                    82,682            84,985            82,303            84,505
                                                       ========          ========          ========          ========
Diluted                                                  86,480            87,785            85,188            88,246
                                                       ========          ========          ========          ========


  See accompanying notes to unaudited condensed consolidated interim financial statements.

CONDENSED CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS
(In thousands)

                                                                            Nine Months Ended
                                                                                March 31,
                                                                         1997                1998
                                                                      ---------           ---------

Cash flows from operating activities:
   Net income                                                         $ 104,794           $ 130,751
   Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                                   30,481              27,929
         Changes in assets and liabilities:
                Accounts receivable, net                                 82,846             (79,042)
                Inventories                                              31,370             (45,385)
                Other assets                                                351             (15,736)
                Accounts payable                                        (14,765)              8,706
                Other current liabilities                                 8,393               9,243
                                                                      ---------           ---------
                  Net cash provided by operating activities             243,470              36,466
                                                                      ---------           ---------
Cash flows from investing activities:
   Purchases of property and equipment                                  (40,766)            (50,880)

   Net purchases of available for sale securities                       (92,018)           (106,309)
                                                                      ---------           ---------

                  Net cash used in investing activities                (132,784)           (157,189)
                                                                      ---------           ---------

Cash flows from financing activities:
   Issuance of common stock                                              16,284              36,554
   Stock repurchases                                                     (2,900)            (11,188)
   Net payments under debt obligations                                   (5,735)             (4,524)
                                                                      ---------           ---------
                  Net cash provided by financing activities               7,649              20,842
                                                                      ---------           ---------

Effect of exchange rate changes on cash and cash equivalents             (1,670)             12,348
                                                                      ---------           ---------

Net increase (decrease) in cash and cash equivalents                    116,665             (87,533)
Cash and cash equivalents at beginning of period                        201,704             279,225
                                                                      ---------           ---------
Cash and cash equivalents at end of period                            $ 318,369           $ 191,692
                                                                      ---------           ---------


Supplemental cash flow disclosures:
   Income taxes paid                                                  $  56,524           $  54,251
   Interest paid                                                      $   1,028           $     790


  See accompanying notes to unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS


NOTE 1. In the opinion of the management of KLA-Tencor Corporation (the Company), the unaudited condensed consolidated interim financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results of operations. The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.

NOTE 2. Inventories (in thousands):

                                           June 30,          March 31,
                                             1997              1998
                                           --------------------------

          Customer service parts           $ 31,387          $ 35,095
          Raw materials                      36,829            40,201
          Work-in-process                    71,998            84,598
          Demonstration equipment            20,580            40,977
          Finished goods                     13,840            13,139
                                           --------          --------
                                           $174,634          $214,010
                                           ========          ========

NOTE 3. During the nine months ended March 31, 1998, the Company authorized the repurchase, at its discretion, of up to 200,000 shares of Common Stock on the open market for issuance under its 1997 employee stock purchase plan and an additional 150,000 shares of Common Stock as a continuing systematic plan to offset, in part, the dilutive effects of employee stock option and stock purchase plans. During the nine month period ended March 31, 1998, the Company repurchased 228,000 shares of its Common Stock at a cost of approximately $11 million.

NOTE 4. In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share (EPS)." Under the provisions of this statement, basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by using the weighted average number of common shares outstanding during the period and gives effect to all dilutive potential common shares outstanding during the period. The difference between the computation of basic and diluted earnings per share for all periods presented, is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans.

During the three month and nine month periods ended March 31, 1998, options to purchase approximately 5,026,000 and 1,058,000 shares, respectively, at prices ranging from $39.75 to $69.88 were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares.

NOTE 5. During the quarter ended March 31, 1998, the Company incurred a non-recurring charge of approximately $3 million primarily consisting of the write-off of in-process technology related to the acquisition of Nanopro GmbH, a privately held company. The acquisition has been accounted for as a purchase. Nanopro is now a wholly owned subsidiary of the Company.

During the fourth quarter of fiscal 1997, the Company recorded charges totaling $61 million for merger, restructuring and other non-recurring events. Of this amount approximately $46 million was the result of the merger between KLA Instruments and Tencor Instruments on April 30, 1997, $6 million was a result of the write-off of a bad debt for shipments made to a Thailand company in fiscal 1997 and additional restructuring charges of $9 million primarily related to lease exit costs incurred by Tencor Instruments in fiscal 1997. During the nine month period ended March 31, 1998 approximately $16 million of the accrued balance was used. As of March 31, 1998, approximately $8 million of the accrued balance remains relating primarily to lease exit and other employee related costs, and is expected to be utilized ratably during the remainder of fiscal 1998.

NOTE 6. On April 7, 1998, the Company completed its acquisition of Amray, Inc. (Amray), a privately owned provider of scanning electron microscope systems. Amray's historical operations, net assets, and cash flows are not material to the Company's consolidated financial results and, therefore, will not be reflected in the Company's consolidated financial results prior to the acquisition. Beginning in the fourth quarter of fiscal 1998, the book value of the acquired assets and assumed liabilities as well as the results of Amray's operations and cash flows will be combined with those of the Company and recorded under the pooling of interests method of accounting.

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

RESULTS OF OPERATIONS
Revenues were $274 million and $913 million for the three and nine month periods ended March 31, 1998, compared to $252 million and $756 million for the same periods of the prior fiscal year, representing an increase of 9% and 21% for the respective periods. The increase in revenues is primarily attributable to continued increases in E-Beam Metrology divisional sales and growth in the Yield Management Systems Group revenues.

Gross margins were 51% and 53% of revenues for the three and nine month periods ended March 31, 1998, compared to 54% of revenues for the same periods of the prior fiscal year. Gross margins decreased during the current quarter and the nine month period ended March 31, 1998, when compared to the same prior year periods primarily as a result of higher service and support costs and due to a shift in product mix from products which have relatively higher gross margins. These declines were offset in part by improved margins in the Company's E-Beam Metrology and Yield Management Systems Group divisions.

Research and development (R&D) expenses were $46 million and $139 million for the three and nine month periods ended March 31, 1998 compared to $34 million and $96 million for the same periods of the prior fiscal year. As a percentage of revenues, R&D expenses increased to 17% and 15% for the three and nine month periods ended March 31, 1998, compared to 14% and 13% for the same periods of the prior fiscal year. The increase is associated with the Company's ongoing efforts for product development in new markets and enhancements to existing products including next generation 300mm products and inspection enhancements for .25-micron and below technology.

Selling, general and administrative (SG&A) expenses were $60 million and $184 million for the three and nine month periods ended March 31, 1998, compared to $52 million and $161 million for the same periods of the prior fiscal year. As a percentage of revenues, SG&A expenses were 22% and 20% for the three and nine month periods ended March 31, 1998, compared to 21% for the same periods of the prior fiscal year. The dollar increase during the periods is due primarily to headcount additions within the sales and applications groups worldwide.

During the three month period ended March 31, 1998 the Company incurred approximately $3 million in non-recurring acquisition costs primarily for in-process research and development costs associated with the purchase of Nanopro GmbH, a privately held developer of wafer measurement tools. Restructuring charges of approximately $9 million incurred in the first quarter of fiscal 1997 related to downsizing of Tencor's operations as well as exiting certain leased facilities.

Interest income and other, net, increased approximately $4 million and $11 million for the three and nine month periods ended March 31, 1998, compared to the same periods of the prior fiscal year. The increase is due to income recognized upon settlement of certain foreign currency contracts and higher average investment balances when compared to the same periods a year ago.

The Company's effective tax rate decreased to 32% for the three and nine month periods ended March 31, 1998, compared to 35% for the same periods of the prior fiscal year. This decrease is due primarily to the realization of tax attributes related to a prior acquisition and benefits from R&D tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES
During the nine month period ended March 31, 1998, cash, cash equivalents, short-term investments and marketable securities balances increased $27 million to $715 million. Cash provided by operations for the nine month period was $37 million, resulting primarily from net income offset by increases in accounts receivable and inventory. During the nine months ended March 31, 1998, approximately $129 million of the Company's accounts receivable were sold and approximately $59 million remains uncollected at the end of the period.

Capital expenditures of approximately $51 million during the first nine months of fiscal 1998 were primarily for software licenses, computer equipment and facilities improvements to support the Company's growth.

Cash and cash equivalents provided by financing activities during the first nine months of fiscal 1998 were $21 million compared to $8 million provided in the same period of the prior year. The increase is primarily attributed to issuance of the Company's stock in connection with employee benefit plans offset by stock repurchases.

Working capital was $552 million at March 31, 1998 compared to $531 million at the end of fiscal 1997. A major component of working capital continues to be cash and short-term investments. The Company believes that existing liquid resources and funds generated from operations combined with its ability to borrow funds will be adequate to meet its operating and capital requirements and obligations through the foreseeable future. The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise and sustain its operations during downturns in the market. Accordingly, the Company may, from time to time, as market and business conditions warrant, invest in or acquire businesses, products, or technologies which it believes complement its overall business strategy. Borrowings under the Company's credit facilities, or public offerings of equity or debt securities, are available if the need arises. The sale of additional equity securities could result in additional dilution to the Company's stockholders.

RISK FACTORS
The Company's quarterly operating results have fluctuated in the past and may fluctuate in the future. During the last three months results have been adversely affected as the Company experienced declines in revenues and margins during this period due to the semiconductor industry's reaction to the Asian financial crisis, low DRAM pricing and DRAM overcapacity. The Company's operating results are dependent on many factors, including the economic conditions in the semiconductor and related industries, both in the US and abroad, the size and timing of the receipt of orders from customers, customer cancellations or delays of shipments, the Company's ability to develop, introduce, and market new and enhanced products on a timely basis, among others. The Company has experienced reductions in orders, cancellations and delays in shipments which may continue to adversely affect sales and margins in future periods. The Company expects unfavorable effects on orders, sales and margins to persist at least through the remainder of the fiscal year and possibly beyond. The Company's expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular period do not meet expectations of increased revenues, operating results will be adversely affected.

The Company's business depends and will continue to depend in the future upon the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The current industry downturn has had an adverse effect on the semiconductor industry's level of capital expenditures. The Company believes that it is relatively well positioned for this downturn because of its array of products, its focus on yield improvement and process development rather than pure capacity, its sales of metrology products to non-semiconductor industries and its strong balance sheet. Nevertheless, there can be no assurance that the Company's current position will be able to withstand the effects of a industry downturn.

Rapid technological changes in semiconductor manufacturing processes subject the semiconductor manufacturing equipment industry to increased pressure to maintain technological parity with deep submicron process technology. While focused on controlling expenses to address the downturn in the semiconductor industry, the Company continues to believe that its future success will depend in part upon its ability to develop, manufacture and successfully introduce new products with improved capabilities including those for 300mm wafers and devices with critical dimensions at .25-micron and below and to continue to enhance existing products. Due to the risks inherent in transitioning to new products, the Company will be required to forecast demand for new products while managing the transition from older products. There can be no assurance that the Company will successfully and timely develop and manufacture new hardware and software products or that new hardware and software products introduced by the Company will be accepted in the marketplace. If new products have reliability or quality problems then reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expense may result. Additionally, there can be no assurance that future technologies, processes or product developments will not render the Company's current product offerings obsolete. However, if the Company does not continue to successfully introduce new products, its results of operations will be adversely affected. The Company expects to continue to make significant investments in research and development and to sustain its current spending levels for customer support in fiscal year 1998 to meet current customer requirements and effectively position the Company for growth when the business cycle turns favorable.

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

International sales were 55% and 54% for the three and nine month periods ended March 31, 1998. The Company expects that international revenues will continue to represent a significant percentage of its net revenues. International revenues and operations may be adversely affected by imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations. In addition, international sales may be adversely affected by economic conditions in each country. The future performance of the Company will be dependent, in part, upon its ability to continue to compete successfully in Asia, one of the largest areas for the sale of yield management and process monitoring equipment. Countries in the Asia Pacific region, including Japan, Korea and Taiwan, have experienced weaknesses in their currency, banking and equity markets in recent periods. These weaknesses may continue to adversely affect demand for the Company's products, the U.S. dollar value of the Company's foreign currency denominated sales, the availability and supply of resources, and the Company's consolidated results of operations. Although the Company attempts to manage near term currency risks through "hedging," there can be no assurance that such efforts will be adequate. These factors may have a material adverse effect on the Company's future business and financial results.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)     Exhibits

                27.1    Financial Data Schedule.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KLA-TENCOR CORPORATION
                                              (Registrant)



May 11, 1998                            Robert J. Boehlke
----------------------                  ----------------------------------------
    (Date)                              Robert J. Boehlke
                                        Executive Vice President and
                                        Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------

27.1                       Financial Data Schedule