Form 10-K
period 1998-06-30
KLA TENCOR CORP
filed 1998-09-28
CIK 319201

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant's stock, as of September 18, 1998, was $1,313,690,577. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The registrant had 87,321,556 shares of Common Stock outstanding as of September 18, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1998 ("1998 Annual Report to Stockholders") are incorporated by reference into Parts I, II and IV of this Report. Portions of the Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement") to be held on November 17, 1998, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended June 30, 1998, are incorporated by reference into
Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

        General. Effective April 30, 1997, Tencor Instruments ("Tencor") merged into a wholly-owned subsidiary of KLA Instruments Corporation ("KLA"). Following the Merger, KLA changed its name to KLA-Tencor Corporation (the "Company"). The Merger brought together two companies with largely complementary product lines which provide customers with yield management solutions and process monitoring products throughout the semiconductor manufacturing process. The Company was incorporated in Delaware in July 1975. Its headquarters are located at 160 Rio Robles, San Jose, California, 95134, telephone (408) 875-4200.

        As the complexity of the sub-micron semiconductor manufacturing process increases, the need for more, and more effective, process monitors also increases. Quickly attaining and then maintaining high yields is one of the most important determinants of profitability in the semiconductor industry. The importance of high yields from the manufacturing process has grown dramatically as wafer sizes increase and process geometries decrease. Total yield management solutions have taken on a significance which has not been experienced in the past. The Company is in a unique position to be the single source for comprehensive yield management solutions with a portfolio of applications-focused technologies and dedicated yield consulting expertise.

        The Company is the leader in the design, manufacture, marketing and service of yield management and process monitoring systems for the semiconductor industry. The Company uses its technical expertise and understanding of customer needs to supply unique yield management solutions and one of the broadest lines of wafer inspection, thin film measurement, metrology and reticle inspection systems available in the semiconductor industry. The Company's systems are used to analyze product and process quality at critical steps in the manufacturing process for integrated circuits and to provide feedback to its customers so that fabrication problems can be identified, addressed and contained. This understanding of defect sources and how to contain them enables semiconductor manufacturers to increase yields. Semiconductor fabrication facilities are increasingly expensive to build and equip. Yield management and process monitoring systems, which typically represent a small percentage of the total investment required to build and equip a fabrication facility, enable integrated circuit manufacturers to leverage these expensive facilities and improve their returns on investment.

        The Company's principal market is the semiconductor industry, marketing and selling products worldwide to all of the major semiconductor manufacturers. The Company's revenues are derived primarily from product sales, principally through its direct sales force, and to a lesser extent, through distributors.

Yield Management Solutions Group

        Maximizing yields, or the number of good die per wafer, is a key goal of modern semiconductor manufacturing. Higher yields increase the revenue a manufacturer can obtain for each semiconductor wafer processed. As geometry linewidths decrease, yields become more sensitive to the size and density of defects. Semiconductor manufacturers use yield management and process monitoring systems to improve yields by identifying defects, by analyzing them to determine process problems, and, after corrective action has been taken, by monitoring subsequent results to ensure that the problem has been contained. Monitoring and analysis often take place at various points in the fabrication process as wafers move through a production cycle consisting of hundreds of separate process steps.

        The following are some of the methods used to manage yield, all of which require the capture and analysis of data gathered through many measurements:

        - Engineering analysis is performed off the manufacturing line to identify and analyze defect sources. Engineering analysis equipment operates with very high sensitivity to enable comprehensive analysis of wafers. Because they operate off-line, engineering analysis systems do not require high operational speeds.

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

Wafer Inspection Group

        The Company created the market for automated defect inspection of semiconductor wafers over 13 years ago. The wafer inspection group product offerings include unpatterned wafer inspection and patterned wafer inspection tools which are used to find, count and characterize particles and pattern defects on wafers both in engineering applications and in-line at various stages during the semiconductor and wafer manufacturing processes. Semiconductor manufacturers use wafer inspection systems to monitor their manufacturing processes and to refine those processes to increase the yield of acceptable integrated circuits. Accordingly, semiconductor manufacturers base their purchase of wafer inspection systems on a variety of criteria, including sensitivity, throughput, total cost of ownership, ease of use, degree of automation, system repeatability and correlation and its ability to be integrated into overall yield management systems.

        In 1992, the Company introduced the 21XX inspection systems providing the sensitivity required for microprocessors and other logic devices as well as both the logic and repeating array portions of memory devices. Subsequent upgrades with each new model provided greater sensitivity and greater maximum speed compared to its predecessor. The 2135 was introduced in 1996 with twice the throughput and higher sensitivity compared to its predecessor. In 1997, the Company introduced the 2138, a new patterned wafer inspection system with advanced capability for demanding inspection applications. It is based on the 21XX inspection platform and combines an ultra- broadband illumination source and significantly improved bright field optics with Segmented Auto Thresholding. This combination significantly increases defect sensitivity and capture, while reducing or eliminating false defect counts in semiconductor processes. In 1998, the 2230 was introduced offering combined darkfield illumination with high-speed image processing for production line monitoring of yield limiting defects.

        The Company's Surfscan(R) family of laser-scanning products are widely used for wafer qualification, process monitoring and equipment monitoring. They provide the high sensitivity, fast throughput and low cost of ownership required in a production environment and are used in virtually all semiconductor manufacturing processes. Surfscans are key components of the defect reduction strategies of many leading semiconductor manufacturers. The systems use a standardized file format that allow defect location data to be easily transferred to off-line review stations for defect classification. The Surfscan AIT is the cost/performance leader for in-line monitoring of deposited films. The Surfscan AIT, the 2138 and the 2230 are part of the Company's Intelligent Line Monitoring solution, which includes the full line of patterned wafer inspection systems, as well as the IMPACT/Online ADC, CRS/Offline ADC and Quest defect data analysis systems. This integrated yield management approach provides semiconductor device manufacturers with a comprehensive tool set which enables the acceleration of time-to-yield enhancements and yield goals. The SP1, introduced in 1997, was the Company's first system to address the unique unpatterned inspection requirements of 300mm wafers, combining a stationary illumination beam, uniform axi-symmetric collection optics and an optional bright field channel with a rotating wafer scheme to allow detection of surface defects and contaminants at speeds of 100 wafers per hour on 300mm wafers, and 150 wafers per hour on 200mm wafers. It performs rapid, highly sensitive inspection of unpatterned 300mm wafers, providing capabilities critical to wafer and equipment manufacturers who are developing products for emerging 0.25 micron process technologies and below.

        The Company offers analysis systems comprised of database management hardware and software to translate raw inspection data into patterns which reveal process problems. The Company's productivity and analysis software systems collect, store and analyze data collected by test equipment manufactured by both the Company and others to provide semiconductor manufacturers with an integrated yield management solution. The software systems identify defect sources, show defect trends and help semiconductor manufacturers develop long-term yield improvement strategies.


E-Beam Technology, CD and Overlay Group

        As feature sizes of semiconductor circuits continue to decrease for leading edge semiconductor products, the Company believes that conventional optical technologies ultimately will begin to reach physical limits imposed by the wavelength of light and fail to provide the necessary inspection resolution. Working closely with those customers with the most advanced inspection requirements, the Company has developed the SEMSpec, the industry's only fully automatic defect electron beam inspection system. The development of these systems was funded in part by customer-sponsored research and development programs. The Company expects the market for these inspection systems to emerge slowly.

        The Company's E-Beam metrology business has an established position in the Critical Dimension Scanning Electron Microscope (CD-SEM) inspection market, a market which the Company believes is larger than the optical overlay market, and one which it believes will grow as semiconductor manufacturers continue to produce more complex semiconductor devices. The Company's first generation E-Beam metrology system features high throughput and automated setup. The new 8100XP series is used for precision measurement of high aspect ratio structures in highly automated process control applications.

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

        The Company, utilizing its expertise in digital image processing, has developed sophisticated measurement algorithms for the 5000 series that are more tolerant of process variations. Using coherence probe microscopy, the system scans the image-forming coherence region through the wafer plane, only gathering information from in-focus surfaces. As a result, measurements are more tolerant of process and substrate reflectivity variations than those from ordinary optical systems. The precision measurements from the 5000 series identify the magnitude and direction of overlay mis-registration errors arising from the stepping process and from optical distortion inherent in the stepper lens. Based upon these measurements, users can fine-tune the stepper program to compensate for these errors, and improve process yield.

Precision Measurement Group

        Reticle Inspection. RAPID, the Company's original business unit, created the market for automated inspection of reticles and photomasks for the semiconductor manufacturing industry over 20 years ago and continues to have a predominant share of this market. During photolithography, a stepper projects a circuit pattern from a reticle onto a wafer. Error-free reticles are the first step in ensuring high yields in the manufacturing process because defects in reticles can translate into millions of ruined die.

        The Company's 3XX product family incorporates a reference database generator and data preparation system which give full die-to-database functionality to the inspection, permitting inspection against the ideal reticle pattern as specified by the user's CAD program. The Company has continued to develop enhancements to the 3XX inspection system to improve performance, serviceability and reliability. In 1997, the Company introduced two new reticle and photomask inspection enhancements, the Advanced Performance Algorithm (APA) and the STARlight High Resolution option. These enhancements enable highly accurate and reliable inspection of next- generation 0.25 micron reticles, including reticles with complex optical proximity correction geometries. In 1998, the 353UV automated reticle inspection system was introduced which allows for ultraviolet-based inspection providing the sensitivity levels necessary on complex reticles designed for deep UV lithography applications.

        Film Measurement. The Company's film measurement division produces both film thickness and resistivity measurement tools. The film thickness products are used to measure a variety of optical properties of thin films, while the resistivity products measure the resistivity of the various layers used to make integrated circuits. These products are used to control a wide range of wafer fabrication steps, where within-wafer and wafer-to-wafer uniformity of the process is of paramount importance to semiconductor manufacturers to achieve high yields at the lowest possible cost.

        The Company has been a leader in the thin film market since entering it over 12 years ago. In 1995, the Company introduced the UV-1250SE, which brought a powerful new technology, spectroscopic ellipsometry, to production. Continuing innovations resulted in the UV-1280SE with one of the most robust measurement capabilities in the industry. The use of thin film systems throughout the manufacturing facility creates significant challenges in measurement flexibility (especially on new film materials and multi-layer films), recipe management and factory floor computer automation. The Company's UV product line, which has an installed base of over 500 systems has addressed these requirements by delivering powerful measurement engines in reliable, easy to use system designs. The systems also incorporate software which enables extensive use of host computer operation to control the equipment, analyze the data and feedback to the process equipment, all steps which are critical for effective process control and maintaining high yields.

        Surface Metrology. Stylus profilers are used to measure the surface topography of films and etched surfaces and are used in basic research and development as well as production and quality control areas. In addition, the Company produces stress measurement systems which detect reliability related problems such as film cracking, voiding and lifting. The Company recently introduced a new high-resolution profiler (HRP) product which significantly increased the potential applications for surface profilers because it is the first metrology system to offer the combined monitoring capability traditionally achieved by two different instruments, an in-line profiler for measuring wide spatial problems such as dishing and erosion and the off-line atomic force microscope for the nanoscale problem of plug recess.

CUSTOMERS

        The Company sells its systems to all of the world's major semiconductor manufacturers. In fiscal 1998, 1997 and 1996, no single customer accounted for more than 10% of the Company's revenues.

INTERNATIONAL REVENUES

        The Company has wholly-owned foreign subsidiaries or foreign branches of domestic subsidiaries in Japan, Korea, Taiwan, Europe, Israel, Singapore and Malaysia for marketing, sales and service of products. In addition, the Company has manufacturing operations in Israel for its metrology products. International sales accounted for approximately 56%, 65% and 66% of the Company's revenues in fiscal 1998, 1997 and 1996, respectively. For information regarding the Company's revenues from foreign operations for the Company's last three fiscal years, see Note 8 of Notes to Consolidated Financial Statements incorporated herein by reference to Exhibit 13.1 hereto.

        The Company believes that foreign sales will continue to be a significant percentage of revenues. The future performance of the Company will be dependent upon, in part, its ability to continue to compete successfully in Asia, one of the largest markets for the sale of yield management services in process monitoring equipment. The Company's ability to compete in this area in the future is dependent upon the continuation of favorable trading relationships between the region (especially Japan and Korea) and the United States and the continuing ability of the Company to maintain satisfactory relationships with leading semiconductor companies in the region. International sales and operations may be adversely affected by imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations. In addition, international sales may be adversely affected by the economic conditions in each country. The revenues from the Company's international business may be affected by fluctuations in currency exchange rates. Although the Company attempts to manage near term currency risks through "hedging," there can be no assurance that such efforts will be adequate. These factors could have a material adverse effect on the Company's future business and financial results.

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

        The Company's sales, service and applications facilities throughout the world employ over 1,700 sales, service and applications engineers. The Company maintains sales and service offices throughout the United States and in Japan, Korea, Taiwan, Singapore, Europe and Israel.

RESEARCH AND DEVELOPMENT

        The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation. The Company believes that continued and timely development of new products and enhancements to existing products are necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to research and development programs and seeks to maintain close relationships with customers to remain responsive to their needs. In order to meet continuing developments in the semiconductor industry the Company is committed to significant engineering efforts for product improvement and new product development. New product introductions may contribute to fluctuations in operating results, since customers may defer ordering products from existing product lines. If new products have reliability or quality problems, reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products and additional service and warranty expense may result. On occasion, the Company has experienced reliability and quality problems in connection with certain product introductions, resulting in some of these consequences. There can be no assurance that the Company will successfully develop and manufacture new hardware and software products or that new hardware and software products introduced by the Company will be accepted in the marketplace. If the Company does not successfully introduce new products, its results of operations will be adversely affected. For information regarding the Company's research and development expense during the last three fiscal years, see Management's Discussion and Analysis of Results of Operations and Financial Condition incorporated herein by reference to Exhibit 13.1 hereto.

MANUFACTURING

        The Company's principal manufacturing activities take place in San Jose and Milpitas, California and Migdal Ha'Emek, Israel, and consist primarily of manufacturing, assembling and testing components and subassemblies which are acquired from third party vendors and then integrated into the Company's finished products. The Company employs over 1,900 manufacturing and engineering personnel and also cross-trains personnel in order to respond to changes in product mix.

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

COMPETITION

        The worldwide market for yield management and process control systems is highly competitive. In each of the markets it serves, the Company faces competition from established and potential competitors, some of which may have greater financial, engineering, manufacturing and marketing resources than the Company. The Company believes that to remain competitive it will require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development. The semiconductor equipment industry is becoming increasingly dominated by large manufacturers such as Applied Materials, Inc., Hitachi Electronics Engineering Co., Ltd. and Tokyo Electron Limited, who have the resources to support customers on a worldwide basis. Some of these competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. No assurance can be given that the Company will be able to continue to compete successfully against its competitors.

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

        In addition, in configuring their fabrication plants, semiconductor manufacturers increasingly tend to select specific items of manufacturing equipment for all of the fabrication facilities used to produce each generation of integrated circuits. As a result of this process, the Company's failure to have one or more of its products selected by a semiconductor manufacturer for use in its facilities for a particular generation of integrated circuits may effectively eliminate sales of that product for all of that manufacturer's fabrication plants used for that generation of integrated circuits which could have a significant and long-term adverse effect on the Company's results of operations. Although the Company has been relatively successful to date in these selection decisions, not all of the Company's products have been selected by each of its customers for fabrication facilities for each generation of integrated circuits. Further, there can be no assurance that the Company's products will be selected in the future, or that the Company will continue to be as successful in connection with selection processes as it has been to date.

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

        The Company currently holds 117 U.S. patents and has applied for 78 additional patents in the United States. In addition, the Company has 28 foreign patents and applied for 85 additional foreign patents. From time to time the Company acquires license rights under U.S. and foreign patents and other proprietary rights of third parties. No assurance can be given that patents will be issued on any of the Company's applications, that license assignments will be made as anticipated or that the Company's patents, licenses or other proprietary rights will be sufficiently broad to protect its technology. In addition, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide a competitive advantage to the Company.

BACKLOG

        At June 30, 1998, the Company's backlog for systems totaled $424 million, compared to $573 million at June 30, 1997. In general, systems ship within six months to a year after receipt of a customer's purchase order. The Company expects to fill the present backlog of orders during fiscal 1999. All orders are subject to cancellation or delay by the customer with limited or no penalty. The Company's backlog is not necessarily indicative of actual sales for any succeeding period.

EMPLOYEES

        As of June 30, 1998, the Company employed a total of approximately 4,500 persons. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

        Competition in the recruiting of personnel in the semiconductor and semiconductor equipment industry is intense. The Company believes that its future success will depend in part on its continued ability to hire and retain qualified management, marketing and technical employees.

ITEM 2. PROPERTIES

        Certain information concerning the Company's properties at June 30, 1998 is set forth below:


   LOCATION             Type                 Principal use                                Footage    Ownership
   --------             ----                 -------------                                -------    ---------
San Jose, CA          Office,           Corporate Headquarters, Research and              519,382     Leased
                      plant and         Engineering, Marketing, Manufacturing, Sales
                       warehouse        and Service and Sales Administration              233,699      Owned
Milpitas, CA          Office,           Research and Engineering, Marketing,              572,670      Lease
                      plant and         Manufacturing, Sales and Service and Sales
                      warehouse         Administration
Scotts Valley, CA     Office, plant     Research and Development                            9,945      Leased
Austin, TX            Office            Sales and Service, Training                        37,074      Leased
Richardson, TX        Office            Sales and Service, Training                        28,474      Leased
Basingstoke and       Office, plant     Sales and Service, Warehouse                       16,475      Leased
 Wokingham, England
Grenoble, Bretonneux  Office            Sales and Service                                  14,798      Leased
and Evry, France
Dresden and Pucheim   Office            Sales and Service                                  14,975      Leased
Germany
Naruse, Japan         office            Sales and Service                                  29,107      Leased
Yokohama, Japan       office            Sales and Service                                  56,967      Leased
Seoul, Korea          office            Sales and Service                                  17,558      Leased
Hsinchu, Taiwan       office            Sales and Service                                  14,892      Leased
Migdal Ha'Emek and    office            Research and Engineering, Marketing,              56,057      Leased
 Herzliya, Israek                       Manufacturing and Sales and Service and
                                        Sales Administration


        The Company leases several other facilities under operating leases that expire at various times through June 30, 2012 with renewal options at the fair market value for additional periods up to five years. See Note 7 to Notes to Consolidated Financial Statements in Exhibit 13.1 hereto.

ITEM 3.        LEGAL PROCEEDINGS

        None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

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


NAME                        AGE                          POSITION
----                        ---                          --------
Jon D. Tompkins              58                    Chairman of the Board
Kenneth Levy                 55                    Chief Executive Officer and Director
Kenneth L. Schroeder         52                    President and Chief
                                                   Operating Officer and Director
Robert J. Boehlke            57                    Executive Vice President and Chief Financial
                                                   Officer
Frederick A. Ball            36                    Vice President Finance and Accounting
Lisa C. Berry                40                    Vice President and General Counsel
Gary E. Dickerson            41                    Executive Vice President, Yield Management
                                                   Solutions
Edward C. Grady              51                    Executive Vice President, Precision
                                                   Measurement Group
Samuel A. Harrell            58                    Senior Vice President, Strategic Business
                                                   Development
Neil Richardson              43                    Executive Vice President, E-Beam Technology,
                                                   CD and Overlay Group
Magnus O. W. Ryde            42                    Vice President, Worldwide Sales Operations
Arthur P. Schnitzer          55                    Executive Vice President, Human Resources
Graham J. Siddall            51                    Executive Vice President Wafer Inspection
                                                   Group
James W. Bagley              59                    Director
Edward W. Barnholt           55                    Director
Leo J. Chamberlain           68                    Director
Richard J. Elkus, Jr.        63                    Director
Dean O. Morton               66                    Director
Yoshio Nishi                 58                    Director
Samuel Rubinovitz            68                    Director
Dag Tellefsen                56                    Director
Lida Urbanek                 55                    Director


        Kenneth Levy is a founder of the Company and since July 1, 1998 has been Chief Executive Officer and a Director. From 1975 until April 30, 1997 he was Chairman of the Board and Chief Executive Officer. From April 30, 1997 until June 30, 1998 he was Chairman of the Board. He currently serves on the boards of directors of Ultratech Stepper, Inc. and Integrated Process Equipment Corporation.

        Jon D. Tompkins has been Chairman of the Board since July 1, 1998. From April 30, 1997 until July 1, 1998 he was Chief Executive Officer and a Director of the Company. From 1991 until

April 30, 1997 he was President and Chief Executive Officer of Tencor Instruments, a manufacturer of wafer inspection, film measurement and metrology systems for the semiconductor industry ("Tencor") prior to its merger with the Company in April 1997 (the "Merger"). He was a director of Tencor from 1991 until April 1997 and was appointed chairman of the board of directors of Tencor in November 1993. He currently serves on the boards of directors of Varian Corporation and ESI Incorporated as well as chairman of the board of SEMI/SEMATECH, a private research and development consortium of U.S. semiconductor equipment and materials companies.

        Kenneth L. Schroeder has been President, Chief Operating Officer and Director of the Company since November 1991. He currently serves on the board of directors of GaSonics International.

        Robert J. Boehlke has been Vice President and Chief Financial Officer of the Company since July 1990. In April 1997 he was promoted to Executive Vice President. He currently serves on the board of directors of LTX Corporation and Fluorware.

        Frederick A. Ball became Vice President Finance and Accounting of the Company on April 30,1997 as a result of the Merger. He joined Tencor as corporate controller in March 1995 and was promoted to corporate vice president and appointed corporate secretary in January of 1996. Prior to Tencor, Mr. Ball was with Price Waterhouse LLP for ten years.

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

        Edward C. Grady joined the Company in December 1994 as Vice President of Advanced Programs. He took the position of Vice President of Marketing in July 1995 until March 1996. In March 1996 until August 1998 he was Vice President and General Management of the RAPID Division. In August 1998 he was promoted to Executive Vice President of the Precision Measurement Group.

        Dr. Samuel A. Harrell joined the Company in September 1995 as Senior Vice President of Strategic Business Development. Dr. Harrell is responsible for strategic corporate development. Dr. Harrell served from October 1992 to December 1995 as the senior vice president and chief strategy officer of SEMATECH. From August 1987 to September 1992 he served as president of SEMI/SEMATECH.

        Dr. Neil Richardson joined the Company in June 1993 as Vice President and General Manager of the Metrology Division. He became Executive Vice President of the Metrology Group (of the combined operations of the Company and Tencor as a result of the Merger) in 1997. He served as vice president and general manager of the Diagnostic Systems Group of Schlumberger Technologies from September 1985 to November 1991, and was the corporate technology adviser for Schlumberger Ltd., a manufacturer of electronic test equipment, from November 1991 to May 1993.

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

        Arthur P. Schnitzer joined the Company in July 1978 and has held a series of positions. In 1989 he was promoted to Vice President and General Manager of the Wisard division. In July 1993, he became Group Vice President responsible for RAPID, SEMSPEC, PRISM and manufacturing for WISARD and RAPID. Since June 1997 he has been Executive Vice President, Human Resources.

        Dr. Graham J. Siddall was appointed Executive Vice President of the Wafer Group (of the combined operations of the Company and Tencor as a result of the Merger) in April 1997. In December 1995, he was appointed executive vice president and chief operating officer of Tencor. Previously Dr. Siddall served as senior vice president for the Tencor Instruments Wafer Inspection Division from November 1994 to December 1995. He joined Tencor as a vice president in 1988.

        James W. Bagley has been a Director of the Company since April 30, 1997. He was a director of Tencor from June 1993 until April 30, 1997. He has been chief executive officer and a director of Lam Research Corporation, a manufacturer of semiconductor processing equipment, since August 1997. From May 1996 until August 1997 he was chairman of the board and chief executive officer of OnTrak Systems, Inc. until its merger with Lam Research Corporation in August 1997. From December 1987 until December 1993, Mr. Bagley was president and chief operating officer for Applied Materials, Inc., a manufacturer of wafer fabrication systems to the semiconductor industry. From January 1994 until October 1995 he was vice chairman and chief operating officer of Applied Materials, Inc., and vice chairman from November 1995 until May 1996. Mr. Bagley currently serves on the boards of directors of Teradyne, Inc., Kulicke & Soffa Industries, Inc., Micron Technology, Inc., and SEMI/SEMATECH.

        Edward W. Barnholt has been a Director of the Company since 1995. Mr. Barnholt joined Hewlett-Packard Company, a manufacturer of electronic and computer equipment in December

1966. From 1988 to 1990 he was general manager of the Electronics Instruments Group of Hewlett-Packard Company. In July 1988, he was elected vice president and in November 1993 he was elected senior vice president of Hewlett-Packard Company. Mr. Barnholt is currently executive vice president and general manager of the Test and Measurement Organization of Hewlett Packard Company.

        Leo J. Chamberlain has been a Director of the Company since 1982. He is a private investor.

        Richard J. Elkus, Jr. has been a Director of the Company since April 30, 1997. He was executive vice president and vice chairman of the board of directors of Tencor from February 1994 until April 30, 1997. Previously, he was with Prometrix Corporation from September 1983 until February 1994 where he held the positions of chairman and chief executive officer until its merger with Tencor in February 1994. He currently serves on the boards of directors of Voyan Technology and Lam Research Corporation.

        Dean O. Morton has been a Director of the Company since April 30, 1997. From June 1993 until April 30, 1997 he was a director of Tencor. In October 1992 Mr. Morton retired as executive vice president, chief operating officer and a director of Hewlett-Packard Company, where he held various positions from 1960 until his retirement. Mr. Morton currently serves as chairman of the board of Centigram Communications Corporation and as a director of ALZA Corporation, The Clorox Company, BEA Systems Inc. and Raychem Corporation. Mr. Morton is also a trustee of the Metropolitan Series Fund and State Street Research Funds Group and Portfolios Inc.

        Yoshio Nishi has been a Director of the Company since 1989. Since May 1995 he has been director of research and development and senior vice president of the Semiconductor Group of Texas Instruments Incorporated, a manufacturer of integrated circuits and electronic equipment. From January 1986 to April 1995 he was director of the Silicon Process Laboratory for Hewlett-Packard Laboratories, a semiconductor technology research facility affiliated with Hewlett-Packard Company.

        Samuel Rubinovitz has been a Director of the Company since 1990. He previously served as a Director of the Company from October 1979 to January 1989. From April 1989 to January 1994 he was executive vice president of EG&G, Inc., a diversified manufacturer of scientific instruments and electronic, optical and mechanical equipment. He currently serves on the boards of directors of Richardson Electronics, Inc., LTX Corporation and Kronos, Inc.

        Dag Tellefsen has been a Director of the Company since 1978. He is the general partner of the Investment Manager of Glenwood Ventures I and II, venture capital funds. He currently serves on the boards of directors of Iwerks Entertainment Corporation, Aptix, Metorex International and Aeneid.

        Lida Urbanek has been a Director of the Company since April 30, 1997. She is a private investor. She was a director of Tencor from August 1991 until April 30, 1997.

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

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORT ON FORM
               8-K

        (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

        1.      Financial Statements.

                Consolidated Balance Sheets - As of June 30, 1998 and 1997 Consolidated Statements of Operations - For the Three Years Ended June 30, 1998 Consolidated Statement of Stockholders' Equity - For the Three Years Ended June 30, 1998 Consolidated Statements of Cash Flows - For the Three Years Ended June 30, 1998 Notes to Consolidated Financial Statements Report of Independent Accountants

        2.      Financial Statement Schedules.

                All schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        3.      Exhibits.


            EXHIBIT NO.                      DESCRIPTION
            -----------                      -----------
               3.1            Certificate of Incorporation as amended(1)

               3.2            Bylaws, as amended(1)

               4.1            Amended and Restated Rights Agreement dated as of
                              August 25, 1996, between the Company and First
                              National Bank of Boston, as Rights Agent. The
                              Rights Agreement includes as Exhibit A, the form of Right Certificate and as Exhibit B, the summary of terms of Rights.(2)

               10.1           Form of Retention and Non-Competition Agreement(3)

               10.2           Form of KLA-Tencor Corporation Corporate Officers
                              Retention Plan(3)

               10.3           Form of Indemnification Agreement(4)

               10.4           1990 Outside Directors Stock Option Plan(5)

               10.5           Second Amended and Restated 1981 Employee Stock
                              Purchase Plan(6)

               10.6           Restated 1982 Stock Option Plan(7)

               10.7           Tencor Instruments Second Amended and Restated
                              1984 Stock Option Plan(8)

               10.8           Tencor Instruments Amended and Restated 1993
                              Equity Incentive Plan(8)

               10.9           Tencor Instruments 1993 Nonemployee Directors
                              Stock Option Plan(8)

               10.10          1983 Employee Incentive Stock Option Plan of
                              Prometrix Corporation(8)

               10.11          1993 Employee Incentive Stock Option Plan of
                              Prometrix Corporation(8)

               10.12          1997 Employee Stock Purchase Plan(9)

               10.13          Excess Profit Stock Plan(10)

               13.1 1998 Annual Report to Stockholders (deemed to be filed except to the extent that the information is specifically incorporated by reference)

               21.1           List of Subsidiaries of KLA-Tencor Corporation

               23.1           Consent of Independent Accountants

               27.1           Financial Data Schedule


---------------------
Notes

(1) Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 1997.

(2) Filed as exhibit 1 to the Registrant's Report on Form 8-A/A, Amendment No. 2, to the Registration Statement on Form 8-A filed September 24, 1996, SEC File No. 0-9992.

(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-4 filed March 11,1997, SEC File No.333-23075.

(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.

(5) Filed as exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1991.

(6) Filed as exhibit 10.1 to the Registrant's Registration Statement on Form S-8 filed January 30, 1998, SEC File No. 333-45271.

(7) Filed as exhibit 10.74 to the Registrant's Registration Statement on Form S-8 filed March 7, 1997, SEC File No. 333-22941.

(8) Filed as exhibits 10.1, 10.2, 10.3, 10.6 and 10.7, respectively, to the Registrant's Registration Statement on Form S-8 filed May 8, 1997, SEC File No. 333-26681.

(9) Filed as exhibit 10.2 to the Registrant's Registration Statement on Form S-8 filed January 30, 1998, SEC File No. 333-45271.

(10) Filed as exhibit 10.15 to the Registrant's Registration Statement on Form S-8 filed August 7, 1998, SEC File No. 333-60887.


        (b)REPORT ON FORM 8-K.

               None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 1998.

                             KLA-Tencor Corporation
                             By:    /s   / Kenneth Levy
                                -------------------------------
                             Kenneth Levy, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                             Title                                     Date
        ---------                             -----                                     ----
        /s/ Kenneth Levy            Chief Executive Officer and Director
        --------------------------  (Principal Executive Officer)               September 28, 1998
        Kenneth Levy

        /s/ Jon D. Tompkins         Chairman of the Board and Director          September 28, 1998
        --------------------------
        Jon D. Tompkins

        /s/ Kenneth L. Schroeder    President, Chief Operating
        --------------------------  Officer and Director                        September 28, 1998
        Kenneth L. Schroeder

        /s/ Robert J. Boehlke       Executive Vice President and
        --------------------------  Chief Financial Officer
        Robert J. Boehlke           (Principal Accounting Officer)              September 28, 1998

        /s/ James W. Bagley         Director                                    September 28, 1998
        -------------------------
        James W. Bagley

        /s/ Edward W. Barnholt      Director                                    September 28, 1998
        ----------------------
        Edward W. Barnholt

        /s/ Leo J. Chamberlain      Director                                    September 28, 1998
        ----------------------
        Leo J. Chamberlain

        /s/ Richard J. Elkus, Jr.   Director                                    September 28, 1998
        -------------------------
        Richard J. Elkus, Jr.

        /s/ Dean O. Morton          Director                                    September 28, 1998
        --------------------------
        Dean O. Morton

        /s/ Yoshio Nishi            Director                                    September 28, 1998
        --------------------------
        Yoshio Nishi

        /s/ Samuel Rubinovitz       Director                                    September 28, 1998
        --------------------------
        Samuel Rubinovitz

        /s/ Dag Tellefsen           Director                                    September 28, 1998
        --------------------------
        Dag Tellefsen

        /s/ Lida Urbanek            Director                                    September 28, 1998
        --------------------------
        Lida Urbanek

                                  EXHIBIT INDEX


          EXHIBIT NUMBER                          DESCRIPTION
          --------------                          -----------
               13.1           1998 Annual Report to Stockholders (deemed to be
                              filed except to the extent that the information is
                              specifically incorporated by reference)

               21.1           List of Subsidiaries of KLA-Tencor Corporation

               23.1           Consent of Independent Accountants

               27.1           Financial Data Schedule