Form 10-K/A
period 1998-06-30
KLA TENCOR CORP
filed 1998-09-29
CIK 319201

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                               AMENDMENT NO. 1 TO
                                   FORM 10-K
(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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

        The Company's Surfscan(R) family of laser-scanning products are widely used for wafer qualification, process monitoring and equipment monitoring. They provide the high sensitivity, fast throughput and low cost of ownership required in a production environment and are used in virtually all semiconductor manufacturing processes. Surfscans are key components of the defect reduction strategies of many leading semiconductor manufacturers. The systems use a standardized file format that allow defect location data to be easily transferred to off-line review stations for defect classification. The Surfscan AIT is the cost/performance leader for in-line monitoring of deposited films. The Surfscan AIT, the 2138 and the 2230 are part of the Company's Intelligent Line Monitoring solution, which includes the full line of patterned wafer inspection systems, as well as the IMPACT/Online automatic defect classification
(ADC), CRS/Offline ADC, Quest and Klarity defect data analysis systems. This integrated yield management approach provides semiconductor device manufacturers with a comprehensive tool set which enables the acceleration of time-to-yield enhancements and yield goals. The SP1, introduced in 1997, was the Company's first system to address the unique unpatterned inspection requirements of 300mm wafers, combining a stationary illumination beam, uniform axi-symmetric collection optics and an optional bright field channel with a rotating wafer scheme to allow detection of surface defects and contaminants at speeds of 100 wafers per hour on 300mm wafers, and 150 wafers per hour on 200mm wafers. It performs rapid, highly sensitive inspection of unpatterned 300mm wafers, providing capabilities critical to wafer and equipment manufacturers who are developing products for emerging 0.25 micron process technologies and below.

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

        The Company's 3XX product family incorporates a reference database generator and data preparation system which give full die-to-database functionality to the inspection, permitting inspection against the ideal reticle pattern as specified by the user's CAD program. The Company has continued to develop enhancements to the 3XX inspection system to improve performance, serviceability and reliability. In 1997, the Company introduced two new reticle and photomask inspection enhancements, the Advanced Performance Algorithm (APA) and the STARlight High Resolution option. These enhancements enable highly accurate and reliable inspection of next- generation 0.25 micron reticles, including reticles with complex optical proximity correction geometries. In 1998, the 353UV automated reticle inspection system was introduced which allows for ultraviolet-based inspection providing the sensitivity levels necessary on complex reticles designed for 0.25 micron and below design-rule applications.

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

        Robert J. Boehlke has been Vice President and Chief Financial Officer of the Company since July 1990. In April 1997 he was promoted to Executive Vice President. He currently serves on the board of directors of LTX Corporation and Fluorware Corporation.

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