Form 10-Q
period 1998-09-30
KLA TENCOR CORP
filed 1998-11-16
CIK 319201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to_______________

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


================================================================================


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]   No[ ]



         As of October 30, 1998 there were 87,409,754 shares of the registrant's Common Stock, $0.001 par value, outstanding.

                                      INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
PART I           FINANCIAL INFORMATION

Item 1           Financial Statements

                    Condensed Consolidated Unaudited Interim Balance Sheets at
                    June 30, 1998 and September 30, 1998 ......................    3

                    Condensed Consolidated Unaudited Interim Statements of
                    Operations for the Three Month Periods Ended September
                    30, 1997 and September 30, 1998 ...........................    4

                    Condensed Consolidated Unaudited Interim Statements of
                    Cash Flows for the Three Months Ended September 30, 1997
                    and 1998 ..................................................    5

                    Notes to Condensed Consolidated Unaudited Interim
                    Financial Statements......................................     6


Item 2           Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................     8


Item 3           Quantitative and Qualitative Disclosures About Market Risk...     11



PART II          OTHER INFORMATION                                                 12

PART I.            FINANCIAL INFORMATION
ITEM 1.            FINANCIAL STATEMENTS

                             KLA-TENCOR CORPORATION
             CONDENSED CONSOLIDATED UNAUDITED INTERIM BALANCE SHEETS
                                 (In thousands)

                                                             June 30,         September 30,
                                                               1998                1998
                                                           -----------         -----------
ASSETS

Current assets:
   Cash and cash equivalents                               $   215,970         $   231,827
   Short-term investments                                       92,343              61,402
   Accounts receivable, net                                    304,140             260,306
   Inventories                                                 234,565             234,774
   Deferred income taxes                                        90,729              91,244
   Other current assets                                         18,624              21,039
                                                           -----------         -----------
         Total current assets                                  956,371             900,592


Land, property and equipment, net                              140,937             139,849
Marketable securities                                          415,168             466,476
Other assets                                                    35,921              33,818
                                                           -----------         -----------
         Total assets                                      $ 1,548,397         $ 1,540,735
                                                           ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                           $    21,482         $    20,454
   Accounts payable                                             46,353              31,348
   Other current liabilities                                   282,848             281,416
                                                           -----------         -----------
         Total current liabilities                             350,683             333,218
                                                           -----------         -----------

Stockholders' equity:
   Common stock and capital in excess of par value             497,583             497,006
   Retained earnings                                           683,836             694,016
   Net unrealized gain on investments                           26,108              25,126
   Cumulative translation adjustment                            (9,813)             (8,631)
                                                           -----------         -----------
         Total stockholders' equity                          1,197,714           1,207,517
                                                           -----------         -----------
         Total liabilities and stockholders' equity        $ 1,548,397         $ 1,540,735
                                                           ===========         ===========



                See accompanying notes to condensed consolidated
                    unaudited interim financial statements.

                             KLA-TENCOR CORPORATION
        CONDENSED CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                       Three Months Ended
                                                         September 30,
                                                     1997             1998
                                                  ---------        ---------
Revenues                                          $ 312,420        $ 205,230
                                                  ---------        ---------

Costs and expenses:
     Cost of sales                                  140,764          112,655
     Engineering, research and development           45,177           42,926
     Selling, general and administrative             62,138           52,573
                                                  ---------        ---------

     Total costs and operating expenses             248,079          208,154
                                                  ---------        ---------

Income (loss) from operations                        64,341           (2,924)

Interest income and other, net                        8,785           17,063
                                                  ---------        ---------

     Income before income taxes                      73,126           14,139

Provision for income taxes                           23,404            3,959
                                                  ---------        ---------

Net income                                        $  49,722        $  10,180
                                                  =========        =========


Earnings per share:
     Basic                                        $    0.59        $    0.12
                                                  =========        =========
     Diluted                                      $    0.56        $    0.11
                                                  =========        =========

Weighted average number of shares:
     Basic                                           84,095           87,342
                                                  =========        =========
     Diluted                                         88,783           89,257
                                                  =========        =========


                See accompanying notes to condensed consolidated
                    unaudited interim financial statements.

                             KLA-TENCOR CORPORATION
        CONDENSED CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Three Months Ended
                                                                                 September 30,
                                                                             1997              1998
                                                                           ---------         ---------
Cash flows from operating activities:
   Net income                                                              $  49,722         $  10,180
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                         11,865            11,643
        Changes in assets and liabilities:
              Accounts receivable, net                                       (75,675)           49,433
              Inventories                                                    (12,887)            1,848
              Other assets                                                    (1,083)              152
              Accounts payable                                                 6,663           (15,499)
              Other current liabilities                                       17,555            (3,485)
                                                                           ---------         ---------
                Net cash provided by (used in)
                   operating activities                                       (3,840)           54,272
                                                                           ---------         ---------

Cash flows from investing activities:
   Purchases of property and equipment                                       (22,501)           (9,675)
   Net purchases of available for sale securities                            (20,823)          (21,373)
                                                                           ---------         ---------
     Net cash used in investing activities                                   (43,324)          (31,048)
                                                                           ---------         ---------

Cash flows from financing activities:
   Issuance of common stock                                                   23,276             1,977
   Stock repurchases                                                          (2,900)           (2,554)
   Payments under debt obligations                                            (2,495)           (1,918)
                                                                           ---------         ---------
                Net cash provided by (used in) financing activities           17,881            (2,495)
                                                                           ---------         ---------

Effect of exchange rate changes on cash and cash equivalents                    (564)           (4,872)
                                                                           ---------         ---------
Net increase (decrease) in cash and cash equivalents                         (29,847)           15,857
Cash and cash equivalents at beginning of period                             279,225           215,970
                                                                           ---------         ---------
Cash and cash equivalents at end of period                                 $ 249,378         $ 231,827
                                                                           =========         =========


Supplemental cash flow disclosures:
   Income taxes paid                                                       $  11,393         $   3,763
   Interest paid                                                           $     770         $     378



                 See accompanying notes to unaudited condensed
                   consolidated interim financial statements.

                             KLA-TENCOR CORPORATION
                NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS


NOTE 1. In the opinion of the Company's management, the unaudited condensed consolidated interim financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results. The results for the quarter ended September 30, 1998, are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from those amounts.

NOTE 2. Inventories (in thousands):

                                                   June 30,          September 30,
                                                     1998                  1998
                                                   -----------------------------
Customer service parts                             $ 31,671             $ 36,715
Raw materials                                        49,630               63,305
Work-in-process                                      79,238               68,941
Demonstration equipment                              47,234               45,182
Finished goods                                       26,792               20,631
                                                   --------             --------
                                                   $234,565             $234,774
                                                   ========             ========

NOTE 3. During fiscal 1997, the Company adopted a plan to repurchase shares of its own Common Stock on the open market. During the quarter ended September 30, 1998, the Company repurchased 95,000 shares of its Common Stock at a cost of $2.6 million.

NOTE 4. As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes rules for the reporting and presentation of comprehensive income and its components. SFAS No. 130 requires accumulated translation adjustments and net unrealized gains/losses on investments to be included in other comprehensive income. The adoption of SFAS No. 130 did not impact the Company's net income or total stockholders' equity. For the three months ended September 30, 1997 and 1998, the components of total comprehensive income are as follows:

                                                    September 30,    September 30,
                                                         1997             1998
                                                      -------------------------
Net income                                            $ 49,722         $ 10,180
                                                      --------         --------

Foreign currency translation adjustments                  (564)           1,182
Unrealized gains (losses) on investments,
    net of tax                                           8,383             (982)
                                                      --------         --------
Other comprehensive income                               7,819              200
                                                      --------         --------

Comprehensive income                                  $ 57,541         $ 10,380
                                                      ========         ========

NOTE 5. Basic net income per share is computed using the weighted average number of common shares outstanding during the period and diluted earnings per share is computed in the same manner and additionally gives effect to all dilutive potential common shares outstanding during the period. The reconciling difference between the computation of basic and diluted earnings per share for all periods presented, is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans. During the three month periods ended September 30, 1997 and 1998 diluted net income per share does not include the effect of options to purchase 2,500 shares at a price of $69.88, and 1,058,000 shares at prices ranging from $26.88 to $69.88, respectively, because the exercise price was greater than the average market price of common shares during the period.

In August 1998, the Company offered employees the right to reprice certain stock options. The repricing was done in the form of an exchange, whereby eligible optionees could cancel their current options in exchange for new options with exercise prices at the fair market value on the date of grant.

NOTE 6. In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. This Statement is required to be adopted in the Company's annual financial statements for fiscal year ending June 30, 1999. The effect of SFAS No. 131 is not expected to be material to the Company's financial statement disclosure.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). It establishes accounting and reporting standards for derivative instruments including standalone instruments, such as forward currency exchange contracts and interest note swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. The Company is required to adopt SFAS 133 in the first quarter of its fiscal year ending June 30, 2000. The effect of SFAS No. 133 is not expected to be material to the Company's financial statements.

NOTE 7. On November 3, 1998, the Company announced a restructuring plan which includes a consolidation of facilities, certain program cutbacks, employee severance and a write-down of assets associated with affected facilities and programs. The Company expects the restructuring plan and related cost estimates to be completed by the end of its second fiscal quarter. As a result of the restructuring charge, the Company expects to report a net loss for its second fiscal quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis may contain forward-looking statements that reflect the Company's current judgment regarding the matters addressed by such statements. Because such statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ. Important factors that could cause actual results to differ are described in the following discussion and under "Risk Factors".

RESULTS OF OPERATIONS
Revenues were $205 million for the three months ended September 30, 1998, compared to $312 million for the same period of the prior fiscal year. The decrease in revenues is primarily attributable to decreased semiconductor equipment demand by leading semiconductor manufacturers who have reduced capital spending levels due to excess manufacturing capacity. Revenue declines were experienced across most product lines with the exception of the Reticle and Photomask division where customer needs are driven by continuing long-term technology changes and less by current capacity considerations.

Gross margins were 45% of revenues for the three month period ended September 30, 1998, compared to 55% of revenues for the same period of the prior fiscal year. Gross margins declined primarily due to shift in product mix as higher margin product sales from the Wafer Inspection and Metrology divisions declined as a percentage of total revenue. In addition, margins were adversely affected by reduced capacity utilization as a result of lower business volume.

Engineering, research and development (R&D) expenses were $43 million for the three month period ended September 30, 1998 compared to $45 million for the same period of the prior fiscal year. As a percentage of net sales, R&D expenses increased to 21% for the three month period ended September 30, 1998 compared to 14% for the same period of the prior fiscal year. The slight decrease in absolute dollars is primarily attributable to certain cost reduction measures the Company has implemented as result of the current semiconductor industry conditions. The increase in R&D spending as a percentage of sales represents the Company's continued dedication to technology and product development in new market segments and enhancements to existing products including inspection enhancements for quarter micron and below.

Selling, general and administrative (SG&A) expenses were $53 million for the three month period ended September 30, 1998, compared to $62 million for the same period of the prior fiscal year. The decrease in dollars during the period is due to cost reduction actions implemented by the Company during its last two quarters.

Interest income and other, net, increased $8 million for the three month period ended September 30, 1998, compared to the same period of the prior fiscal year. The increase is due primarily to gains realized on the sale of certain equity securities held in a supplier company as well as increases in interest income on higher average cash equivalents and investment balances.

The Company's effective tax rate decreased to 28% for the three month period ended September 30, 1998, compared to 32% for the same period of the prior fiscal year. The decline is due primarily to additional benefits derived from tax-exempt interest in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES
During the three month period ended September 30, 1998, cash, cash equivalents, short-term investments and marketable securities balances increased approximately $36 million to $760 million. Cash provided by operations for the three month period was $54 million, resulting primarily from collections on accounts receivable. Capital expenditures of $10 million were primarily for computers and equipment necessary for the Company's operations.

Working capital decreased slightly to $567 million as of September 30, 1998 compared to $606 million at June 30, 1998. The Company believes that existing liquid resources and funds generated from operations combined with its ability to borrow funds will be adequate to meet its operating and capital requirements and obligations through the foreseeable future. The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. Accordingly, the Company may, from time to time, as market and business conditions warrant, invest in or acquire businesses, products, or technologies which it believes complement its overall business strategy.

YEAR 2000 COMPLIANCE
Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company believes that the majority of its products and systems are Year 2000 ready or will be brought to a state of readiness prior to the year 2000. Costs to bring its products and systems to a state of compliance with the year 2000 have not been material and the Company does not anticipate future costs will have a material impact on the financial statements. However, complete testing is not feasible and hidden problems may remain. In addition, the Company utilizes third-party equipment and software that may not be Year 2000 compliant although these too are under evaluation and planning for Year 2000 readiness. Failure of the Company's products or third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business and operating results. The Company is also in the process of contacting its critical suppliers, manufacturers, distributors, and other vendors to determine if their operations and the products and services that they provide to the Company are Year 2000 compliant. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans where practicable. However, such failures, including failures of any contingency plans, remain a possibility and could have a materially adverse impact on the Company's results of operations or financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business and operating results.

RISK FACTORS
The Company expects that international revenues will continue to represent a significant percentage of its revenues and international revenues and operations may be adversely affected by economic conditions specific to each country. The future performance of the Company depends, in part, upon its ability to continue to compete successfully in the Asia Pacific, one of the largest regions for the sale of yield management and process monitoring equipment. Countries in this region, including Japan, Korea and Taiwan, have experienced weaknesses in their currency, banking and equity markets in recent periods which may continue to adversely affect demand for the Company's products, the U.S. dollar value of the Company's foreign currency denominated sales, the availability and supply of resources, and the Company's consolidated results of operations. In addition, international sales may be adversely affected by imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations. Although the Company attempts to manage near term currency risks through "hedging," there can be no assurance that such efforts will be adequate. These factors may have a material adverse effect on the Company's future business and financial results.

During the last three quarters operating results have been adversely affected as the Company experienced declines in orders, revenues and margins due to reduced capital equipment spending by the semiconductor industry. On November 3, 1998, the Company announced the implementation of a restructuring plan to address the current downturn in the semiconductor industry. This plan is expected to be completed by the end of the Company's second fiscal 1999 quarter. There can be no assurance that such cost reduction plans will be sufficient to address the current market conditions. The current semiconductor industry decline is primarily due to the build up of excess semiconductor manufacturing capacity worldwide, coupled with the Asian financial crisis. The Company's operating results are dependent on many factors, including economic conditions in the semiconductor and related industries, both in the US and abroad, the size and timing of the receipt of orders from customers, customer cancellations or delays of shipments, the Company's ability to develop, introduce, and market new and enhanced products on a timely basis, among others. The Company has experienced reductions in orders, cancellations and delays in shipments which may continue to adversely affect sales and margins in future periods. The Company expects unfavorable effects on orders, sales and margins to persist at least through the remainder of the calendar year and possibly beyond. The Company's expense levels are based, in part, on expectations of future revenues. Operating results have fluctuated in the past and may fluctuate in the future. If revenue levels in a particular period do not meet expectations, operating results may be adversely affected and additional cost reduction measures may be necessary for the Company to remain competitive in the market place.

The semiconductor equipment industry is highly competitive and global in nature and the Company has experienced and expects to continue to face substantial competition. The Company believes that to remain competitive will require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development. The Company's business depends and will continue to depend in the future upon the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The current industry downturn has had an adverse effect on the semiconductor industry's level of capital expenditures. The Company believes that it is relatively well positioned for this downturn because of its array of products, its focus on yield improvement and process development rather than pure fab capacity, its sales of metrology products to non-semiconductor industries and its strong balance sheet. The Company believes that the semiconductor equipment industry is becoming increasingly dominated by large manufacturers with the resources to support customers worldwide. Some of these competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. In addition, there are smaller emerging semiconductor equipment companies which can provide innovative technology. No assurance can be given that the Company will be able to compete successfully worldwide or that the Company will be able to withstand the effects of an industry downturn in the short term or over an extended period if the downturn is prolonged.

Rapid technological changes in semiconductor manufacturing processes subject the semiconductor manufacturing equipment industry to increased pressure to maintain technological parity with deep submicron process technology. Although the Company is focused on controlling expenses in the current downturn in the semiconductor industry, the Company continues to believe that its future success will depend in part upon its ability to develop, manufacture and successfully introduce new products with improved capabilities (including 300mm wafers and sub-quarter micron design rules) and to continue to enhance existing products. The Company must be able to forecast demand for new products while managing the transition from older products. There can be no assurance that the Company will successfully or timely develop and manufacture new products or that any such products will be accepted in the marketplace. If new products have reliability or quality problems then reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expense may result. Additionally, there can be no assurance that future technologies, processes or product developments will not render the Company's current product offerings obsolete. However, if the Company does not continue to successfully introduce new products, its results of operations will be adversely affected. The Company expects to continue to make significant investments in research and development and to sustain its current spending levels for customer support in fiscal year 1999 to meet current customer requirements and effectively position the Company for growth when the business cycle turns favorable.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposures as set forth in Item 7a of its Annual Report on Form 10-K for the year ended June 30, 1998 have not changed significantly.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits

              27.1     Financial Data Schedule



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KLA-TENCOR CORPORATION
                                            (Registrant)




November 12, 1998                      Robert J. Boehlke
-----------------                      -----------------------------------------
     (Date)                            Robert J. Boehlke
                                       Executive Vice President
                                       and Chief Financial Officer

                               INDEX TO EXHIBITS



Exhibit
Number                            Description
------                            -----------
27.1                         Financial Data Schedule