Form 10-Q
period 1998-12-31
KLA TENCOR CORP
filed 1999-02-10
CIK 319201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 0-9992

                             KLA-TENCOR CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          04-2564110
----------------------------------                  ----------------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
 CORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


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

                               Yes [X]   No [ ]



        As of January 29, 1999 there were 87,813,056 shares of the registrant's Common Stock, $0.001 par value, outstanding.

                                      INDEX

                                                                                   PAGE
                                                                                  NUMBER
                                                                                  ------
PART I        FINANCIAL INFORMATION
------        ---------------------
Item 1        Financial Statements (unaudited)

                 Condensed Consolidated Interim Balance Sheets at
                 June 30, 1998 and December 31, 1998 .............................      3

                 Condensed Consolidated Interim Statements of Operations for
                 the Three and Six Month Periods Ended December 31, 1997
                 and 1998 ........................................................      4

                 Condensed Consolidated Interim Statements of Cash Flows
                 for the Six Months Ended December 31, 1997 and 1998 .............      5

                 Notes to Condensed Consolidated Interim Financial Statements.....      6


Item 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................      8


Item 3        Quantitative and Qualitative Disclosures About Market Risk..........     11



PART II - OTHER INFORMATION

Item 4        Submission of Matters to a Vote of Security Holders.................     12

Item 6        Exhibits and Reports on Form 8-K....................................     12


SIGNATURES                                                                             13

PART I.         FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS

                             KLA-TENCOR CORPORATION
             CONDENSED CONSOLIDATED UNAUDITED INTERIM BALANCE SHEETS
                                 (In thousands)

                                                          June 30,        December 31,
                                                            1998              1998
                                                        -----------       ------------
ASSETS

Current assets:
  Cash and cash equivalents                             $   215,970       $   177,626
  Short-term investments                                     92,343            70,015
  Accounts receivable, net                                  304,140           286,010
  Inventories                                               234,565           209,669
  Deferred income taxes                                      90,729            94,252
  Other current assets                                       18,624            14,986
                                                        -----------       -----------
        Total current assets                                956,371           852,558

Land, property and equipment, net                           140,937           145,295
Marketable securities                                       415,168           486,115
Other assets                                                 35,921            40,604
                                                        -----------       -----------

        Total assets                                    $ 1,548,397       $ 1,524,572
                                                        ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                         $    21,482       $    20,335
  Accounts payable                                           46,353            23,916
  Other current liabilities                                 282,848           292,732
                                                        -----------       -----------
        Total current liabilities                           350,683           336,983
                                                        -----------       -----------

Stockholders' equity:
  Common stock and capital in excess of par value           497,583           495,644
  Retained earnings                                         683,836           676,419
  Net unrealized gain on investments                         26,108            20,367
  Cumulative translation adjustment                          (9,813)           (4,841)
                                                        -----------       -----------
        Total stockholders' equity                        1,197,714         1,187,589
                                                        -----------       -----------
        Total liabilities and stockholders' equity      $ 1,548,397       $ 1,524,572
                                                        ===========       ===========



See accompanying notes to unaudited condensed consolidated interim financial statements.

                             KLA-TENCOR CORPORATION
        CONDENSED CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                     Three months ended              Six months ended
                                                        December 31,                   December 31,
                                                  ------------------------       -----------------------
                                                     1997          1998             1997          1998
                                                  ---------      ---------       ---------      --------
Revenues                                          $ 326,361      $ 193,371       $ 638,781      $398,601

Costs and operating expenses:
    Costs of goods sold                             150,235        104,909         290,999       217,564
    Engineering, research and development            47,280         38,470          92,457        81,396
    Selling, general and administrative              61,622         49,966         123,760       102,539
    Non-recurring acquisition, restructuring
       and other charges                                 --         42,700              --        42,700
                                                  ---------      ---------       ---------       -------
        Total costs and operating expenses          259,137        236,045         507,216       444,199
                                                  ---------       ---------      ---------       -------

Income (loss) from operations                        67,224        (42,674)        131,565       (45,598)

Interest income and other, net                        9,331         14,083          18,116        31,146
                                                  ---------       ---------      ---------       -------

Income (loss) before income taxes                    76,555        (28,591)        149,681       (14,452)

Provision (benefit) for income taxes                 24,497        (10,994)         47,901        (7,035)
                                                  ---------      ---------       ---------       -------

Net (loss) income                                 $  52,058      $ (17,597)      $ 101,780      $ (7,417)
                                                  =========       =========      =========      ========

Earnings (loss) per share:
    Basic                                         $    0.61      $   (0.20)      $    1.20      $  (0.08)
                                                  =========       =========      =========      ========
    Diluted                                       $    0.59      $   (0.20)      $    1.15      $  (0.08)
                                                  =========       =========      =========      ========

Weighted average number of shares:
    Basic                                            84,657         87,463          84,470        87,414
                                                  =========       =========      =========      ========
    Diluted                                          88,105         87,463          88,343        87,414
                                                  =========       =========      =========      ========



See accompanying notes to unaudited condensed consolidated interim financial statements.

                             KLA-TENCOR CORPORATION
        CONDENSED CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                      Six Months Ended
                                                                        December 31,
                                                                  -------------------------
                                                                    1997            1998
                                                                  ---------       ---------
Cash flows from operating activities:
  Net income                                                      $ 101,780       $  (7,417)
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                 18,228          21,721
       Non-recurring acquisition charges                                 --           7,700
       Changes in assets and liabilities:
           Accounts receivable, net                                (122,067)         40,353
           Inventories                                              (26,791)         21,976
           Other assets                                              (7,217)           (627)
           Accounts payable                                          14,007         (23,690)
           Other current liabilities                                 16,300           3,321
                                                                  ---------       ---------
             Net cash provided by (used in)
                operating activities                                 (5,760)         63,337
                                                                  ---------       ---------
Cash flows from investing activities:
  Purchases of property and equipment                               (33,701)        (10,173)
  Net purchases of available for sale securities                    (75,738)        (54,384)
  Acquisition of assets and technology                                   --         (12,522)
                                                                  ---------       ---------
             Net cash used in investing activities                 (109,439)        (77,079)
                                                                  ---------       ---------

Cash flows from financing activities:
  Issuance of common stock, net                                      25,350          18,710
  Stock repurchases                                                  (7,546)        (20,648)
  Net payments under debt obligations                                (1,222)         (4,483)
                                                                  ---------       ---------
             Net cash provided by financing activities               16,582          (6,421)
                                                                  ---------       ---------

Effect of exchange rate changes on cash and cash equivalents         10,525         (18,181)
                                                                  ---------       ---------

Net increase (decrease) in cash and cash equivalents                (88,092)        (38,344)
Cash and cash equivalents at beginning of period                    279,225         215,970
                                                                  ---------       ---------
Cash and cash equivalents at end of period                        $ 191,133       $ 177,626
                                                                  ---------       ---------

Supplemental cash flow disclosures:
  Income taxes paid                                               $  45,292       $   6,415
  Interest paid                                                   $   1,307       $     996



See accompanying notes to unaudited condensed consolidated interim financial statements.

                             KLA-TENCOR CORPORATION
                NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS


NOTE 1. In the opinion of the management of KLA-Tencor Corporation (the Company), the unaudited condensed consolidated interim financial statements include only those normal recurring adjustments necessary for a fair statement of results. The results for the three month period ended December 31, 1998 are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from those amounts.

NOTE 2.    Inventories (in thousands):

                                                               June 30,         December 31,
                                                                 1998                1998
                                                               --------        -------------
               Customer service parts                          $ 31,671           $ 57,159
               Raw materials                                     49,630             42,967
               Work-in-process                                   79,238             54,184
               Demonstration equipment                           47,234             26,896
               Finished goods                                    26,792             28,463
                                                               --------           --------
                                                               $234,565           $209,669
                                                               ========           ========


NOTE 3. In August 1997, the Company adopted a plan to repurchase shares of its own Common Stock on the open market the purpose of which is to partially offset dilution created by employee stock options and stock purchase plans. During the six month period ended December 31, 1998, the Company repurchased 542,000 shares of its Common Stock at a cost of $20.6 million.

NOTE 4. As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes the requirements for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires accumulated translation adjustments and net unrealized gains/losses on investments to be included in other comprehensive income. The adoption of SFAS No. 130 did not impact the Company's net income (loss) or total stockholders' equity. For the three month and six month period ended December 31, 1997 and 1998, the components of total comprehensive income (loss) are as follows:

                                                  Three months ended               Six months ended
                                                     December 31,                    December 31,
                                               -------------------------       -------------------------
                                                 1997            1998            1997            1998
                                               ---------       ---------       ---------       ---------
Net income (loss)                              $  52,058       $ (17,597)      $ 101,780       $  (7,417)

Foreign currency translation adjustments          (4,490)          3,790          (5,054)          4,972
Unrealized gains (losses) on investments,
   net of taxes                                    1,295          (4,759)          9,678          (5,741)
                                               ---------       ---------       ---------       ---------
        Other comprehensive income (loss)         (3,195)           (969)          4,624            (769)
                                               ---------       ---------       ---------       ---------
Total comprehensive income (loss)              $  48,863       $ (18,566)      $ 106,404       $  (8,186)
                                               =========       =========       =========       =========

NOTE 5. Basic net income (loss) per share, is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner and additionally gives effect to all dilutive potential common shares outstanding during the period. Diluted net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period; the options outstanding during the three and six month periods ended December 31, 1998 were excluded from the computation of diluted net loss per share because the effect in periods with a net loss would be antidilutive. The reconciling difference between the computation of basic and diluted earnings per share for the three and six month period ended December 31, 1997, is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans.

NOTE 6. In November 1998, the Company entered into a restructuring plan to address the downturn in the semiconductor industry. The total restructuring charge was $35 million or $0.26 cents per share for the three months ended December 31, 1998. The plan includes consolidation of facilities, a write-down of assets associated with affected programs and reductions in the Company's global workforce. Restructuring and related charges were as follows for the period ended December 31, 1998 (in thousands):

                                                                  Severance
                               Facilities        Inventory       and Benefits        Other            Total
                               ----------        ---------       ------------       -------          -------
Restructuring provision          $12,491          $ 9,721          $ 8,126          $ 4,662          $35,000
Incurred to date                   2,724            6,300            1,710            2,165           12,899
                                 -------          -------          -------          -------          -------
Balance at
  December 31, 1998              $ 9,767          $ 3,421          $ 6,416          $ 2,497          $22,101
                                 =======          =======          =======          =======          =======

NOTE 7. During the second quarter of fiscal 1999 the Company acquired certain assets and intellectual property in separate transactions with Keithley Instruments, Inc. and Uniphase Corporation. These acquisitions were accounted for using the purchase method of accounting. The aggregate purchase price of approximately $13 million was allocated to the acquired assets, liabilities assumed, intangible assets and goodwill and resulted in a pre-tax charge of approximately $7.7 million for acquired in-process research and development.

NOTE 8. In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. This Statement is required to be adopted in the Company's annual financial statements for fiscal year ending June 30, 1999. The effect of SFAS No. 131 is not expected to be material to the Company's financial statement disclosure.

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

RESULTS OF OPERATIONS
Revenues were $193 million and $399 million for the three and six month periods ended December 31, 1998, compared to $326 million and $639 million for the same periods of the prior fiscal year, representing a decrease of 41% and 38% for the respective periods. The decrease in revenues is primarily attributable to reductions in capital spending by major semiconductor manufacturers worldwide due in part to excess manufacturing capacity resulting from smaller dimensions, reduced demand from Asian markets and continued price competition in response to oversupply in the DRAM market.

In response to the current market conditions, the Company implemented a restructuring plan during its second fiscal quarter which resulted in a one-time charge of $35 million. The charge consisted primarily of costs associated with the consolidation of facilities, a write-down of assets associated with affected programs and employee severance and related benefits associated with a reduction in force completed during the quarter.

Gross margins were 46% and 45% of revenues for the three and six month periods ended December 31, 1998, compared to 54% of revenues for the same periods in the prior fiscal year. Gross margins declined year over year primarily due to reduced capacity utilization resulting from lower business volume. Additionally, margins were impacted by a shift in product mix away from higher margin product sales in the wafer inspection products and an increase in the percentage of sales in the lower margin service business.

Engineering, research and development (R&D) expenses were $38 million and $81 million for the three and six month periods ended December 31, 1998 compared to $47 million and $92 million for the same periods in the prior fiscal year. As a percentage of revenues, R&D expenses increased to 20% for the three and six month periods ended December 31, 1998 compared to 14% for the same periods in the prior fiscal year. The decrease in absolute dollars is primarily attributable to the cost reduction measures and the restructuring actions the Company has executed as result of the current semiconductor industry downturn.

Selling, general and administrative (SG&A) expenses were $50 million and $103 million for the three and six month periods ended December 31, 1998, compared to $62 million and $124 million for the same periods in the prior fiscal year. The decrease in dollars during the period is primarily due to cost reduction and restructuring actions implemented by the Company during fiscal 1999, including headcount reduction and the consolidation of facilities.

Interest income and other, net, increased $5 million and $13 million for the three and six month periods ended December 31, 1998, compared to the same periods in the prior fiscal year. The increase is due primarily to gains realized on the sale of equity securities held in a former supplier company as well as increases in interest income on higher average cash equivalents and investment balances.

During the three month period ended December 31, 1998, the Company realized an effective 38% tax rate for the period which is comprised of a 35% tax benefit from the effect of non-recurring restructuring and acquisition costs and a 28% tax rate on income excluding the one-time charge. The Company anticipates approximately a 28% tax rate in the balance of fiscal 1999 which is lower than the 32% tax rate incurred in the prior fiscal year due primarily to a higher proportion of income derived from tax-exempt interest in the current year.

LIQUIDITY AND CAPITAL RESOURCES
During the six month period ended December 31, 1998, cash, cash equivalents, short-term investments and marketable securities balances increased approximately $10 million to $734 million. Cash provided by operations for the six month period was $63 million, resulting primarily from collections on accounts receivable and reduced inventory spending. Capital expenditures of $10 million were primarily for manufacturing equipment necessary for the Company's operations. In addition, the Company paid approximately $13 million for the acquisition of assets and intellectual property from Keithley Instruments, Inc. and from Uniphase Corporation during the second quarter of fiscal 1999.

Working capital decreased to $516 million as of December 31, 1998 compared to $606 million at June 30, 1998 primarily due to a shift of the Company's investment portfolio to a higher percentage of long-term securities. The Company believes that existing liquid resources and funds generated from operations combined with its ability, if necessary, to borrow funds will be adequate to meet its operating and capital requirements and obligations through the foreseeable future.

YEAR 2000 COMPLIANCE
Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company believes that the majority of its products and systems are Year 2000 ready or will be brought to a state of readiness prior to the year 2000. Costs to bring its products and systems to a state of compliance with the year 2000 have not been material and the Company does not anticipate future costs will have a material impact on the financial statements; however, complete testing is not feasible and unexpected problems may remain. In addition, the Company utilizes third-party equipment and software that which are also under evaluation and planning for Year 2000 readiness. Failure of the Company's products or third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business and operating results.

The Company is in the process of contacting its critical suppliers, manufacturers, distributors, and other vendors to determine if their operations and the products and services that they provide to the Company are Year 2000 compliant. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans. However, such failures, including failures of any contingency plans, remain a possibility and could have a material adverse impact on the Company's results of operations or financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business and operating results.

RISK FACTORS
During the calendar year operating results have been adversely affected as the Company experienced declines in orders, revenues and margins due to reduced capital equipment spending by the semiconductor industry. During the second quarter of fiscal 1999, the Company implemented a restructuring plan to address the current downturn in the semiconductor industry which resulted in a non-recurring pre-tax charge of $35 million. This restructuring plan includes a consolidation of facilities, a write-down of assets associated with affected programs and employee severance and related benefits costs. There can be no assurance that this cost reduction plan will be sufficient to address the current market conditions. The current semiconductor industry decline is primarily due to excess semiconductor manufacturing capacity worldwide, coupled with the Asian financial crisis. The Company's operating results are dependent on many factors, including economic conditions in the semiconductor and related industries, both in the US and abroad, the size and timing of orders from customers, customer cancellations or delays in shipments, the Company's ability to develop, introduce, and market new and enhanced products on a timely basis, among others. The Company has experienced reductions in orders, cancellations and delays in shipments which may continue to adversely affect sales and margins in future periods. The Company's expense levels are based, in part, on expectations of future revenues. Operating results have fluctuated in the past and may fluctuate in the future. If revenue levels in a particular period do not meet expectations, operating results may be adversely affected and additional cost reduction measures may be necessary for the Company to remain competitive in the marketplace.

Rapid technological changes in semiconductor manufacturing processes subject the semiconductor manufacturing equipment industry to increased pressure to maintain technological parity with deep sub-micron process technology. Although the Company is focused on controlling expenses in the current downturn in the semiconductor industry, the Company continues to believe that its future success will depend in part upon its ability to develop, manufacture and successfully introduce new products with improved capabilities (including 300mm wafers and sub-quarter micron design rules) and to continue to enhance existing products. The Company must be able to forecast demand for new products while managing the transition from older products. There can be no assurance that the Company will successfully or timely develop and manufacture new products or that any such products will be accepted in the marketplace. If new products have reliability or quality problems, reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expense may result. Additionally, there can be no assurance that future technologies, processes or product developments will not render the Company's current product offerings obsolete. However, if the Company does not continue to successfully introduce new products, its results of operations will be adversely affected. The Company expects to continue to make significant investments in research and development and to sustain its current spending levels for customer support in fiscal year 1999 to meet current customer requirements and effectively position the Company for growth when the business cycle turns favorable.

The semiconductor equipment industry is highly competitive and global in nature and the Company has experienced and expects to continue to face substantial competition. The Company believes that to remain competitive will require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development. The Company's business depends and will continue to depend in the future upon the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The current industry downturn has had an adverse effect on the semiconductor industry's level of capital expenditures. The Company believes that it is relatively well positioned for this downturn because of its array of products, its focus on yield improvement and process development rather than pure wafer fabrication facility capacity, its sales of metrology products to non-semiconductor industries and its strong balance sheet. The Company believes that the semiconductor equipment industry is becoming increasingly dominated by large manufacturers with the resources to support customers worldwide. Some of these competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. In addition, there are smaller emerging semiconductor equipment companies which can provide innovative technology. No assurance can be given that the Company will be able to compete successfully worldwide or that the Company will be able to withstand the effects of an industry downturn in the short term or over an extended period if the downturn is prolonged.

The Company expects that international revenues will continue to represent a significant percentage of its revenues and international revenues and operations may be adversely affected by economic conditions specific to each country. The future performance of the Company depends, in part, upon its ability to continue to compete successfully worldwide. Asia Pacific is one of the largest regions for the sale of yield management and process monitoring equipment and countries in this region, including Japan, Korea and Taiwan, have experienced weaknesses in their currency, banking and equity markets in recent periods. The US and Europe have shown relative strength during this downturn; however, weaknesses in these regions may also adversely affect demand for the Company's products and the Company's consolidated results of operations. In addition, international sales may be adversely affected by fluctuations in foreign currency, imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations. Although the Company attempts to manage near term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate. These factors may have a material adverse effect on the Company's future business and financial results.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposures as set forth in its Annual Report on Form 10-K for the year ended June 30, 1998 have not changed significantly.

PART  II.        OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of KLA-Tencor Corporation was held on November 19, 1998 at the Company's offices in Milpitas, California. Of the 87,321,556 shares outstanding as of September 18, 1988, the record date, 75,126,534 shares (86%) were present or represented by proxy at the meeting.

        1. The table below presents the results of the election to the Company's board of directors.

                                                                         Votes
                                                Votes For               Withheld
                                                ----------              --------
               James W. Bagley                  74,367,931               488,603
               Edward W. Barnholt               74,656,074               470,460
               Dean O. Morton                   74,642,236               484,298
               Kenneth L. Schroeder             74,641,810               484,724

        2. The stockholders approved an amendment to the 1997 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 1,000,000 shares of Common Stock. This proposal received 57,480,851 votes for, 3,456,114 votes against, with 398,961 votes abstaining, and 13,790,608 broker non-votes.

        3. The stockholders approved amendments to the 1997 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder on the first day of each subsequent fiscal year by the lesser of (a) 2,000,000 shares or (b) the number of shares which the Company estimates (based on the previous 12 month period) it will be required to issue under the 1997 Purchase Plan during the forthcoming fiscal year. This proposal received 44,757,829 votes for, 16,174,363 votes against, with 403,734 votes abstaining, and 13,790,608 broker non-votes.

        4. The stockholders approved the 1998 Outside Director Option Plan and reserved for issuance thereunder 1,000,000 shares of Common Stock. This proposal received 46,643,026 votes for, 15,245,588 votes against, with 447,312 votes abstaining, and 13,790,608 broker non-votes.

        5. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ended June 30, 1999. This proposal received 74,728,073 votes for, 172,205 votes against, with 226,256 votes abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)    Exhibits
               --------

               27.1   Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             KLA-TENCOR CORPORATION
                                                         (Registrant)




February 9, 1999                                 ROBERT J. BOEHLKE
----------------                                 -------------------------------
     (Date)                                      Robert J. Boehlke
                                                 Executive Vice President
                                                     and Chief Financial Officer

                                Index to Exhibits

EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------
27.1                                    Financial Data Schedule