Form 10-Q
period 1999-03-31
KLA TENCOR CORP
filed 1999-05-10
CIK 319201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

  ----------------------------------------------------------------------------


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


     As of April 30, 1999 there were 88,158,752 shares of the registrant's Common Stock, $0.001 par value, outstanding.

                                      INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I        FINANCIAL INFORMATION

Item 1        Financial Statements (unaudited)

                 Condensed Consolidated Interim Balance Sheets at
                 June 30, 1998 and March 31, 1999 ................................      3

                 Condensed Consolidated Interim Statements of Operations for
                 the Three and Nine Month Periods Ended March 31, 1998
                 and 1999 ........................................................      4

                 Condensed Consolidated Interim Statements of Cash Flows
                 for the Nine Months Ended March 31, 1998 and 1999 ...............      5

                 Notes to Condensed Consolidated Interim Financial Statements.....      6


Item 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................      8


Item 3        Quantitative and Qualitative Disclosures About Market Risk..........     11



PART II - OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K....................................     13


SIGNATURES                                                                             13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                             KLA-TENCOR CORPORATION
             CONDENSED CONSOLIDATED UNAUDITED INTERIM BALANCE SHEETS
                                 (In thousands)

                                                              June 30,          March 31,
                                                               1998               1999
                                                             ----------        ----------
ASSETS

Current assets:
  Cash and cash equivalents                                  $  215,970        $  245,185
  Short-term investments                                         92,343            36,382
  Accounts receivable, net                                      304,140           297,185
  Inventories                                                   234,565           199,877
  Deferred income taxes                                          90,729            95,263
  Other current assets                                           18,624            18,450
                                                             ----------        ----------
        Total current assets                                    956,371           892,342
                                                             ----------       -----------

Land, property and equipment, net                               140,937            146,127
Marketable securities                                           415,168            466,112
Other assets                                                     35,921            36,711
                                                             ----------        ----------

        Total assets                                         $1,548,397        $1,541,292
                                                             ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                              $   21,482        $   16,412
  Accounts payable                                               46,353            29,999
  Other current liabilities                                     282,848           294,554
                                                             ----------        ----------
        Total current liabilities                               350,683           340,965
                                                             ----------        ----------
Stockholders' equity:
  Common stock and capital in excess of par value               497,583           490,801
  Retained earnings                                             683,836           697,201
  Net unrealized gain on investments                             26,108            18,765
  Cumulative translation adjustment                              (9,813)           (6,440)
                                                             ----------        ----------
        Total stockholders' equity                            1,197,714         1,200,327
                                                             ----------        ----------

        Total liabilities and stockholders' equity           $1,548,397        $1,541,292
                                                             ==========        ==========


           See accompanying notes to unaudited condensed consolidated interim financial statements.

                             KLA-TENCOR CORPORATION
        CONDENSED CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                Three months ended      Nine months ended
                                                     March 31,               March 31,
                                                  1998       1999         1998       1999
                                                --------   --------     --------   --------
Revenues                                        $274,164   $210,939     $912,945   $609,540

Costs and operating expenses:
    Costs of goods sold                          134,224    110,680      425,223    328,244
    Engineering, research and development         46,051     39,500      138,508    120,896
    Selling, general and administrative           60,054     47,795      183,814    150,334
    Non-recurring acquisition, restructuring
       and other charges                           3,127         --        3,127     42,700
                                                --------   --------     --------   --------
        Total costs and operating expenses       243,456    197,975      750,672    642,174
                                                --------   --------     --------   --------

Income (loss) from operations                     30,708     12,964      162,273    (32,634)

Interest income and other, net                    11,899     15,898       30,015     47,044
                                                --------   --------     --------   --------

Income before income taxes                        42,607     28,862      192,288    14,410

Provision for income taxes                        13,636      8,080       61,537     1,045
                                                --------   --------     --------   --------

Net income                                      $ 28,971   $ 20,782     $130,751   $ 13,365
                                                ========   ========     ========   ========

Earnings per share:
Basic                                           $   0.34   $   0.24     $   1.55   $   0.15
                                                ========   ========     ========   ========

Diluted                                         $   0.33   $   0.22     $   1.48   $   0.15
                                                ========   ========     ========   ========

Weighted average number of shares:
Basic                                             84,985     87,880       84,505     87,574
                                                ========   ========     ========   ========
Diluted                                           87,785     92,964       88,246     91,222
                                                ========   ========     ========   ========


           See accompanying notes to unaudited condensed consolidated interim financial statements.

                             KLA-TENCOR CORPORATION
        CONDENSED CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                       Nine Months Ended
                                                                          March 31,
                                                                    1998             1999
                                                                  --------         --------
Cash flows from operating activities:
  Net income                                                      $130,751         $ 13,365
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                27,929           35,121
       Restructuring charges                                            --           35,000
       In-process technology                                            --            7,700
       Changes in assets and liabilities:
           Accounts receivable, net                                (79,042)          25,034
           Inventories                                             (45,385)          22,949
           Other assets                                            (15,736)          (1,287)
           Accounts payable                                          8,706          (17,404)
           Other current liabilities                                 9,243          (22,808)
                                                                  --------         --------
             Net cash provided by operating activities              36,466           97,670
                                                                  --------         --------
Cash flows from investing activities:
  Purchases of property and equipment                              (50,880)         (25,238)
  Net purchases of available for sale securities                  (106,309)          (2,350)
  Acquisition of assets and technology                                 ---          (12,522)
                                                                  --------         --------
             Net cash used in investing activities                (157,189)         (40,110)
                                                                  --------         --------

Cash flows from financing activities:
  Issuance of common stock, net                                     36,554           26,657
  Stock repurchases                                                (11,188)         (33,448)
  Net payments under debt obligations                               (4,524)          (7,773)
                                                                  --------         --------
             Net cash provided by (used in) financing activities    20,842          (14,564)
                                                                  --------         --------

Effect of exchange rate changes on cash and cash equivalents        12,348          (13,781)
                                                                  --------         --------

Net increase (decrease) in cash and cash equivalents               (87,533)          29,215

Cash and cash equivalents at beginning of period                   279,225          215,970
                                                                  --------         --------
Cash and cash equivalents at end of period                        $191,692         $245,185
                                                                  --------         --------

Supplemental cash flow disclosures:
  Income taxes paid                                               $ 54,251         $  4,387
                                                                  ========         ========
  Interest paid                                                   $    790         $  1,685
                                                                  ========         ========


           See accompanying notes to unaudited condensed consolidated interim financial statements.

                             KLA-TENCOR CORPORATION
                NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS

NOTE 1. In the opinion of the management of KLA-Tencor Corporation (the Company), accompanying unaudited condensed consolidated interim financial statements have been prepared on substantially the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of results. The results for the three month period ended March 31, 1999 are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from those amounts.

NOTE 2. Inventories (in thousands):

                                                   June 30,           March 31,
                                                     1998               1999
                                                   --------          ----------
    Customer service parts                         $ 31,671           $ 54,964
    Raw materials                                    49,630             44,945
    Work-in-process                                  79,238             52,233
    Demonstration equipment                          47,234             23,631
    Finished goods                                   26,792             24,104
                                                   --------           --------
                                                   $234,565           $199,877
                                                   ========           ========


NOTE 3. In August 1997, the Company adopted a plan to repurchase shares of its Common Stock on the open market for the purpose of partially offsetting dilution created by employee stock options and stock purchase plans. During the nine month period ended March 31, 1999, the Company repurchased 779,000 shares of its Common Stock at a cost of $33 million.

NOTE 4. As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes the requirements for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires accumulated translation adjustments and net unrealized gains/losses on investments to be included in other comprehensive income. The adoption of SFAS No. 130 did not impact the Company's net income (loss) or total stockholders' equity. For the three month and nine month periods ended March 31, 1998 and 1999, the components of total comprehensive income are as follows:

                                                 Three months ended      Nine months ended
                                                    March 31,                March 31,
                                                   1998       1999        1998       1999
                                                 -------    -------     --------   -------
Net income                                       $28,971    $20,782     $130,751   $13,365
                                                 -------    -------     --------   -------

Foreign currency translation adjustments             405     (1,599)      (4,649)    3,373
Unrealized gains (losses) on investments,
   net of taxes                                   (1,125)    (1,602)       8,553    (7,343)
                                                 -------    -------     --------   -------
        Other comprehensive income (loss)           (720)    (3,201)       3,904    (3,970)
                                                 -------    -------     --------   -------
Total comprehensive income                       $28,251    $17,581     $134,655   $ 9,395
                                                 =======    =======     ========   =======

NOTE 5. Basic net income per share, is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive potential common shares outstanding during the period. During the three and nine month periods ended March 31, 1998, options to purchase approximately 5,026,000 and 1,058,000 shares, respectively, at prices ranging from $39.75 to $69.88 were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares. During the three and nine month periods ended March 31, 1999, options to purchase approximately 41,000 and 1,552,000 shares, respectively, at prices ranging from $39.00 to $69.88 were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares.

The reconciling difference between the computation of basic and diluted earnings per share for the three and nine month periods ended March 31, 1998 and 1999, is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans.

NOTE 6. In November 1998, the Company entered into a restructuring plan associated with the downturn in the semiconductor industry. The total pre-tax restructuring charge was $35 million. The plan includes consolidation of facilities, a write-down of assets associated with affected programs and reductions in the Company's global workforce. The Company expects to continue to utilize the restructuring reserves during the remainder of fiscal 1999 and into fiscal 2000 as the program is completed. Restructuring and related charges were as follows for the period from inception to March 31, 1999 (in thousands):

                                                      Severance
                         Facilities    Inventory     and Benefits      Other        Total
                         ----------    ---------     ------------     ------       -------
Restructuring provision   $12,491        $9,721         $8,126        $4,662       $35,000
Utilized to date           (4,026)       (6,300)        (2,504)       (2,722)      (15,552)
                           ------        ------         ------        ------       -------
Balance at
    March 31, 1999        $ 8,465        $3,421         $5,622        $1,940       $19,448
                          =======        ======         ======        ======       =======


NOTE 7. During the second quarter of fiscal 1999 the Company acquired certain assets and intellectual property in separate transactions with Keithley Instruments, Inc. and Uniphase Corporation. These acquisitions were accounted for using the purchase method of accounting. The aggregate purchase price of approximately $13 million was allocated to the acquired assets, liabilities assumed, intangible assets and goodwill and resulted in a pre-tax charge of approximately $8 million for acquired in-process research and development. The Company's assessment of the value of the in-process research and development acquired from Keithley Instruments, Inc. took into consideration the expected future cash flows from the acquired technology which is expected to be utilized in products during the current fiscal year.

NOTE 8. During the third quarter of fiscal 1999, the Company realized a gain of approximately $11 million for the sale of the Company's interest in KLA Acrotec Ltd. and the settlement of certain related patent litigation with Orbotech Ltd.

NOTE 9. In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. This Statement is required to be adopted in the

Company's annual financial statements for fiscal year ending June 30, 1999. The effect of SFAS No. 131 is not expected to be material to the Company's financial statement disclosure.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). It establishes accounting and reporting standards for derivative instruments including standalone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. The Company is required to adopt SFAS 133 in the first quarter of its fiscal year ending June 30, 2000. The effect of SFAS No. 133 is not expected to be material to the Company's financial statements.

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

RESULTS OF OPERATIONS

Revenues were $211 million and $610 million for the three and nine month periods ended March 31, 1999, compared to $274 million and $913 million for the same periods of the prior fiscal year, representing a decrease of 23% and 33% for the respective periods. The decrease in revenues period over period is primarily attributable to reduced capital spending by major semiconductor manufacturers worldwide and stagnant economic conditions of countries in the Asia Pacific region.

The Company implemented a restructuring plan during the second quarter of fiscal 1999 which resulted in a one-time charge of $35 million. The charge consisted primarily of costs associated with the consolidation of facilities, a write-down of assets associated with affected programs and employee severance and related benefits associated with a reduction in force. The Company has incurred approximately $16 million in costs related to this plan as of the end of its third quarter of fiscal 1999.

Gross margins were 48% and 46% of revenues for the three and nine month periods ended March 31, 1999, compared to 51% and 53% of revenues for the same periods in the prior fiscal year. Gross margins declined year over year primarily due to reduced capacity utilization resulting from lower unit volume and a higher percentage of service revenue included in total revenue as product sales declined during the recent downturn. The sequential quarterly improvement in margins realized during the third quarter of fiscal 1999 is a result of increased sales of higher margin wafer inspection products and reductions in manufacturing overhead.

Engineering, research and development (R&D) expenses were $40 million and $121 million for the three and nine month periods ended March 31, 1999 compared to $46 million and $139 million for the same periods in the prior fiscal year. As a percentage of revenues, R&D expenses increased to 19% and 20% for the three and nine month periods ended March 31, 1999 compared to 17% and 15% for the same periods in the prior fiscal year. The Company's investment in R&D represents a continued commitment to product development in new and emerging market segments and enhancements to existing products for 0.18 micron, copper development and 300mm wafers.

Selling, general and administrative (SG&A) expenses were $48 million and $150 million for the three and nine month periods ended March 31, 1999, compared to $60 million and $184 million for the same periods in the prior fiscal year. The decrease in SG&A expenses during the current fiscal period reflects the implementation of the Company's restructuring and cost reduction plans including reductions in headcount and consolidation of facilities.

Interest income and other, net, increased $4 million and $17 million for the three and nine month periods ended March 31, 1999, compared to the same periods in the prior fiscal year. The increases are due primarily to a one-time gain from the sale of the Company's interest in KLA Acrotec and settlement of certain related litigation in the current quarter, sale of equity securities held in a former supplier company and increases in interest income on higher average cash equivalents and investment balances.

During the three month period ended March 31, 1999, the Company realized an effective 28% tax rate which is lower than the 32% tax rate incurred in the prior fiscal year due primarily to a higher proportion of income derived from tax-exempt interest in the period.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended March 31, 1999, cash, cash equivalents, short-term investments and marketable securities balances increased to $748 million. Cash provided by operations for the nine month period was $98 million, resulting primarily from net income before non-cash charges, collections on accounts receivable and reductions in inventory. Capital expenditures of $25 million were primarily for manufacturing and engineering equipment necessary for the Company's operations. In addition, the Company paid approximately $13 million for the acquisition of assets and intellectual property from Keithley Instruments, Inc. and from Uniphase Corporation during the second quarter of fiscal 1999. During the period ended March 31, 1999, the Company increased its repurchases of common stock to $33 million compared to $11 million in the prior period and amounts of common stock issued through the Company's employee stock purchase program and stock option exercises decreased period over period.

Working capital decreased to $551 million as of March 31, 1999 compared to $606 million at June 30, 1998 primarily due to a shift of the Company's investment portfolio to a higher percentage of marketable securities. The Company believes that existing liquid capital resources and funds generated from operations combined with the ability, if necessary, to borrow funds will be adequate to meet its operating and capital requirements and obligations through the foreseeable future.

YEAR 2000 COMPLIANCE

The Company has a formally structured Year 2000 Readiness Plan and is making consistent progress in executing to this plan. The Year 2000 project team includes all Company facilities, locations, and organizations as considered necessary to ensure awareness and readiness, and includes regular review and reporting on the status of Year 2000 readiness. The Company believes that Year 2000 readiness will be achieved prior to the year 2000, however, due to substantial nature of the work and the extensive testing that must take place, there can be no assurance that there won't be delays or material costs associated with the plan or that there will not be adverse effects on operations relating to or as a result of Year 2000 readiness planning and implementation. Costs to bring its products and systems to a state of compliance with the year 2000 have not been material and the Company does not anticipate future costs will have a material impact on the financial statements. Failure of the Company's products or third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business and operating results.

As part of the Year 2000 Readiness Plan, the Company is contacting its critical suppliers, manufacturers, distributors, and other vendors to determine if their operations and the products and services they provide to the Company are Year 2000 compliant. Where practicable, the Company is attempting to mitigate its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans. Additional testing and contingency planning will continue to verify the effectiveness of implementation actions. However, failure of any contingency plans or implementation actions, remain a possibility and could have a material adverse impact on the Company's results of operations or financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business and operating results.

RISK FACTORS

The semiconductor equipment industry is highly competitive and global in nature and the Company has experienced and expects to continue to face substantial competition. The Company believes that to remain competitive will require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development. The Company's business depends and will continue to depend in the future upon the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The recent industry downturn has had an adverse effect on the semiconductor industry's level of capital expenditures. The Company believes it has been relatively well positioned for the downturn because of its array of products, its focus on yield improvement and process development rather than pure wafer fabrication facility capacity, its sales of metrology products to non-semiconductor industries and its strong balance sheet. The Company believes that the semiconductor equipment industry is becoming increasingly dominated by large manufacturers with the resources to support customers worldwide. Some of these competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. In addition, there are smaller emerging semiconductor equipment companies which can provide innovative technology. No assurance can be given that the Company will be able to compete successfully worldwide or that the Company will be able to withstand the effects of an industry downturn in the short term or over an extended period if a downturn is prolonged.

During last four fiscal quarters operating results were adversely affected as the Company experienced declines in orders, revenues and margins due to reduced capital equipment spending by the semiconductor industry. The semiconductor industry has historically been highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand. In response to the recent market conditions, the Company implemented a restructuring plan during the second quarter of fiscal 1999 which resulted in a non-recurring pre-tax charge of $35 million. This restructuring plan includes a consolidation of facilities, a write-down of assets associated with affected programs and employee severance and related benefits costs. There can be no assurance that this cost reduction plan will be sufficient to address the market conditions going forward. The recent semiconductor industry decline was primarily due to excess semiconductor manufacturing capacity worldwide, coupled with the Asian financial crisis. The Company's operating results are dependent on many factors, including economic conditions in the semiconductor and related industries, both in the US and abroad, the size and timing of orders from customers, customer cancellations or delays in shipments, the Company's ability to develop, introduce, and market new and enhanced products on a timely basis, among others. The Company has experienced reductions in orders, cancellations and delays in shipments which may continue to adversely affect sales and margins in future periods. The Company's expense levels are based, in part, on expectations of future revenues. Operating results have fluctuated in the past and may fluctuate in the future. If revenue levels in a particular period do not meet expectations, operating results may be adversely affected and additional cost reduction measures may be necessary for the Company to remain competitive in the marketplace.

Rapid technological changes in semiconductor manufacturing processes subject the semiconductor manufacturing equipment industry to increased pressure to maintain technological parity with deep sub-micron process technology. Although the Company has been focused on controlling expenses throughout the recent downturn in the semiconductor industry, the Company continues to believe that its future success will depend in part upon its ability to develop, manufacture and successfully introduce new products with improved capabilities (including sub-quarter micron design rules, copper development and 300mm wafers) and to continue to enhance existing products. The Company must be able to forecast demand for new products while managing the transition from older products. There can be no assurance that the Company will successfully or timely develop and manufacture new products or that any such products will be accepted in the marketplace. If new products have reliability or quality problems, reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expense may result. Additionally, there can be no assurance that future technologies, processes or product developments will not render the Company's current product offerings obsolete. If the Company does not continue to successfully introduce new products, its results of operations will be adversely affected. The Company expects to continue to make significant investments in research and development and to sustain its current spending levels for customer support in the foreseeable future to meet current customer requirements and effectively position the Company for growth.

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


                                        KLA-TENCOR CORPORATION
                                              (Registrant)



May 7, 1999                             Robert J. Boehlke
-----------------------------------     ---------------------------------------
             (Date)                     Robert J. Boehlke
                                        Executive Vice President
                                            and Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number            Description
-------           -----------
 27.1         Financial Data Schedule