Form 10-K
period 1999-06-30
KLA TENCOR CORP
filed 1999-09-28
CIK 319201

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _______ TO _______

                           COMMISSION FILE NO. 0-9992
                             ----------------------
                             KLA-TENCOR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                             ----------------------

                 DELAWARE                                 04-2564110
    (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

  160 RIO ROBLES, SAN JOSE, CALIFORNIA                     95134
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 875-3000
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
           NONE                                        NONE

                             ----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                          COMMON STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant's stock, as of September 20, 1999, was $4,792,940,686. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The registrant had 89,556,350 shares of Common Stock outstanding as of September 20, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1999 ("1999 Annual Report to Stockholders") are incorporated by reference into Parts I, II and IV of this Report. Portions of the Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement") to be held on November 16, 1999, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended June 30, 1999, are incorporated by reference into Part III of this Report.


================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the of Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements because of a number of factors, risks and uncertainties, including the risk factors described in this discussion and elsewhere in this report. Generally, the words "anticipate", "expect", "intend", "believe" and similar expressions identify forward-looking statements. The information included in this report is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included here.

THE COMPANY

KLA Instruments Corporation ("KLA") was incorporated in Delaware in July 1975. Effective April 30, 1997, Tencor Instruments ("Tencor") merged into a wholly-owned subsidiary of KLA. Immediately following this merger, KLA changed its name to KLA-Tencor Corporation and the headquarters of the combined company remained at 160 Rio Robles, San Jose, California. The merger of KLA and Tencor brought together two companies that, through largely complementary product lines, provide customers with yield management solutions and products facilitating the monitoring of the entire semiconductor manufacturing process.

PRODUCTS

Our principal market is the semiconductor industry, in which profitability is largely determined by a manufacturer's ability to quickly attain and efficiently maintain high yields from the manufacturing process. The importance of high yields is magnified as wafer sizes increase and process geometries decrease. Building an integrated circuit (known colloquially as "chip") is accomplished by the deposition on a substrate of silicon, called a "wafer", of a series of film layers that act as conductors, semiconductors or insulators. Most chips are built on a wafer and consist of two main structures: the lower structure, typically consisting of transistors or capacitors, performs the "smart" functions of the chip, and the upper structure, typically consisting of the circuitry that connects the components in the lower structure, called the "interconnect material." Many advanced chip designs require well over 300 individual steps and many of these processes are performed multiple times.

Today, manufacturers of advanced integrated circuits require systems capable of measurements smaller than 0.25 micron (approximately 1/300 the thickness of a human hair). At the same time, advanced manufacturing facilities are producing integrated circuits on silicon wafers measuring 300 millimeters (12 inches) in diameter. This increase in the complexity of the sub-micron semiconductor manufacturing process coupled with the recently begun transition from aluminum to copper as the primary interconnect material in integrated circuits has caused dramatic growth in the demand for increasingly precise process monitors. The continuing evolution of semiconductor devices to smaller line width geometries and more complex multi-level circuitry has significantly increased the cost and performance requirements of the capital equipment used to manufacture these devices. Construction of an advanced wafer fabrication facility can cost over $1 billion, a substantial increase over the cost of prior-generation facilities. As a result, there has been an increasing focus by the semiconductor industry on obtaining increased productivity and higher returns from manufacturing equipment, thereby reducing the effective cost of ownership of such equipment. Total yield management solutions play a more significant role in the semiconductor manufacturing process than in the past. Because our yield management and process monitoring equipment typically represent only a small percentage of the total investment required to build and equip a fabrication facility, our customers are able to better leverage these increasingly expensive facilities and thereby improve their returns on investment.

We are the leader in the design, manufacture, marketing and service of yield management and process monitoring systems for the semiconductor industry. With our portfolio of applications-focused technologies and our dedicated yield consulting expertise, we are in a unique position to be the single source for comprehensive yield management solutions. Our technical expertise and understanding of customer needs enable us to provide unique yield management solutions and one of the broadest lines of wafer inspection, thin film measurement, metrology and reticle inspection systems available in the semiconductor industry. Our systems are used to analyze product and process quality at critical points in the integrated circuits manufacturing process and provide feedback to our customers so that fabrication problems can be identified, addressed and contained. This ability to locate defect sources and contain them enables semiconductor manufacturers to increase yields, thus lowering manufacturing costs.

We market and sell products worldwide to all major integrated circuit manufacturers and semiconductor wafer manufacturers. Our revenues are derived primarily through product sales, principally through our direct sales force and, to a lesser extent, through distributors. Our product line consists of equipment capable of performing the yield management and process monitoring functions in the chip manufacturing process, including wafer inspection, electron-beam inspection and metrology, reticle inspection, film measurement and surface metrology.

Yield Management

Maximizing yields is a key goal of modern semiconductor manufacturing because higher yields increase the revenue a manufacturer can obtain from each semiconductor wafer. As geometry line-widths decrease, yields become more sensitive to the size and density of defects. Semiconductor manufacturers use yield management and process monitoring systems to improve yields by identifying defects and analyzing them to determine process problems. After corrective action has been taken, subsequent results can be monitored to ensure that the defect has been contained. This monitoring and analysis takes place at various points in the fabrication process as wafers move through a production cycle consisting of hundreds of separate process steps.

The following are some of the methods used to manage yields, all of which require the capture and analysis of data gathered through many measurements:

- Engineering analysis: This method is performed off of the manufacturing line to identify and analyze defect sources. Engineering analysis equipment operates with very high sensitivity to enable comprehensive analysis of wafers. Because they operate off-line, engineering analysis systems do not require high operational speeds.

- In-line monitoring: This method is used to review the status of integrated circuits during production. Information generated is used to determine whether the fabrication process steps are within required tolerances and to make any necessary real-time process adjustments before wafer lots move to subsequent process stations. Because the information is needed quickly to be of greatest value, in-line monitoring requires both high throughput and high sensitivity.

- Pass/fail tests: This method may be used at several different points in the manufacturing process to evaluate products. For example, a pass/fail test is used to determine whether reticles used in photolithography are defect-free. Similarly, electrical pass/fail testing is performed at the end of the manufacturing process to determine whether products meet performance specifications.

The most significant opportunities for yield improvement generally occur when production is started at new factories and when chips and wafers are first built. Equipment that helps a manufacturer quickly increase new product yields enables the manufacturer to offer these new products in high volumes early in the product life cycle--the time when they are likely to generate the greatest profits. High yielding fabrication lines are continually subject to process variations and errors which may cause significant yield losses unless these variations or errors are detected quickly. Equipment that helps a manufacturer prevent these yield excursions will allow the manufacturer to maintain higher revenue and profit from the facility.

Wafer Inspection

We pioneered the market for automated defect inspection of semiconductor wafers over a decade ago. Our wafer inspection tools are used to find, count and characterize particles and pattern defects on wafers in off-line engineering applications and in-line at various stages during the semiconductor and wafer manufacturing processes. Semiconductor manufacturers base their purchase of wafer inspection systems on a variety of criteria, including sensitivity, capture rate, throughput, total cost of ownership, ease of use, degree of automation, system repeatability and correlation and the ability of the system to be integrated into overall yield management systems. Wafer defect detection systems inspect wafers as they move between processing steps and detect sub-micron defects and contaminants on bare silicon and on rough films.

In 1992 we introduced the 21xx Inspection Systems, which provided the sensitivity required not only for microprocessors and other logic devices but also for the logic and repeating array portions of memory devices. Each new model of the 21xx series has provided greater sensitivity and throughput than its predecessor. In 1997, we introduced the model 2138, a new patterned wafer inspection system combining an ultra-broadband illumination source and significantly improved brightfield optics. In 1999, we introduced the model 2139 which extended the capability of the 21xx product line to 0.18 micron processes and implemented additional sensitivity and ease-of-use enhancements.

In 1995 we introduced the AIT Inspection System, a platform designed with high throughput and low cost-of-ownership for fast and accurate feedback on process tool performance as well as advanced line monitoring for films, CMP, non-critical etch and photo modules. The AIT uses darkfield technology which is a low-angle illumination technique particularly effective for detecting defects on planar surfaces such as post-CMP wafers. In 1998, the AIT II expanded on the capability of the AIT by increasing sensitivity and throughput.

Scanning Electron Microscopes (SEMs) use an electron beam to image and measure surface features on a semiconductor wafer at a much higher resolution than images captured by optical microscopes. Working closely with customers who require the most advanced inspection systems, we developed the SEMSpec(TM), a fully automatic electron beam defect inspection system. In 1999, we developed the eS20, which has performance enhancements compared to the previous generation of e-beam defect inspection systems.

The SP1(TM), introduced in 1997, is used for bare wafer qualification, process monitoring and equipment monitoring. It provides the high sensitivity, fast throughput and low cost of ownership required in a production environment and is used in virtually all semiconductor manufacturing processes. The SP1 TBI was introduced in 1998 and was designed with additional optical configurations needed to detect submicron defects on metal films and rough surfaces while still providing sensitivity below 0.1 micron on polished silicon. It is also used for detecting defects on non-uniform films, a critical requirement for CMP applications.

We offer defect review capability using optical confocal technology as well as e-beam for higher sensitivity. The CRS optical review tool offers high throughput and low cost-of-ownership. Our 4300+ Defect Review Tool is an advanced, automated SEM designed to gather defect excursion information and analyze and report the results with the improved sensitivity required at smaller geometries.

We offer analysis and classification systems comprised of hardware and software to translate raw inspection data into patterns that reveal process problems. Our software productivity and analysis systems capture, store and analyze data collected by test equipment to show defect trends and help semiconductor manufacturers develop long-term yield improvement strategies. In 1997, we introduced IMPACT(TM) automated defect classification (ADC), enabling semiconductor manufacturers to utilize software systems both within and between fabrication facilities to accelerate the ramp to higher process yields. With IMPACT ADC, semiconductor manufacturers can develop a defect classification recipe on one system and then export it to any other system or fabrication facility running identical processes. An important new "run-time classification"
(RTC) capability has been introduced recently on both the AIT II and 2139 products. RTC provides classification and binning of defect types in real time during inspection, thus providing better organized information in less time and at a lower cost.

Our Intelligent Line Monitoring solution includes the full line of wafer inspection systems, as well as the IMPACT/Online ADC, e-beam review (4300+) and optical review (CRS(TM)/Offline ADC) and

Klarity(TM) defect data analysis systems. This integrated yield management approach provides semiconductor device manufacturers with a comprehensive tool set providing time-to-yield enhancements and accelerated attainment of yield goals.

Metrology

Critical Dimension (CD) SEMs are used by semiconductor makers to measure the linewidth feature on a chip, thus assuring the accuracy of the manufacturing process. Our current E-Beam metrology system, the 8100XP, is used for precision measurement of high aspect ratio structures in highly automated process control applications.

Lithography for sub-micron semiconductor fabrication requires increasingly stringent overlay tolerances. In particular, decreasing linewidths, larger die sizes and additional layers have made overlay mis-registration errors a crucial cause of yield loss. To address these challenges, we offer the 5000 series metrology systems for overlay measurement. The measurement algorithms for the 5000 series are more tolerant of process and substrate reflectivity variations than other optical systems. Based upon these measurements, users can fine-tune the stepper program to compensate for these errors and improve process yield. In 1999, we introduced the 5300 overlay system, which has performance enhancements compared to the previous generation of tools and is designed to handle both 200 millimeter and 300 millimeter wafers.

Reticle Inspection

Reticles are high precision quartz plates that contain images of electronic circuits. These reticles are used to transfer circuit patterns onto wafers to fabricate integrated circuits. Error-free reticles are the first step in ensuring high yields in the manufacturing process because defects in reticles are replicated on wafers. Reticle inspection systems look for possible defects that could be transmitted to the design pattern on the wafer. We pioneered the market for automated inspection of reticles and photomasks for the semiconductor manufacturing industry over two decades ago and continue to be a market leader.

Our 3XX product family incorporates both a reference database generator and a data preparation system which give full die-to-database functionality, permitting inspection against the ideal reticle pattern as specified by the user's CAD program. We have continued to develop enhancements to the 3XX inspection system to improve performance, serviceability and reliability. In 1997, we introduced two new reticle and photomask inspection enhancements, the Advanced Performance Algorithm and the STARlight(TM) High Resolution option. These enhancements enable highly accurate and reliable inspection of next-generation sub-0.25 micron reticles, including reticles with complex optical proximity correction geometries. To satisfy the need for higher sensitivity, we developed the 353UV Automated Reticle Inspection System which uses a shorter wavelength to inspect complex reticles for deep UV lithography applications.

Film Measurement

Our film thickness products measure a variety of optical properties of thin films, while our resistivity products measure the resistivity of the various layers used to make integrated circuits. These products are used to control a wide range of wafer fabrication steps, where within-wafer and wafer-to-wafer uniformity of the process is of paramount importance to semiconductor manufacturers and enables them to achieve high yields at the lowest possible cost. In 1995,we introduced the UV-1250SE, which brought a powerful new technology, spectroscopic ellipsometry, to production. We recently introduced the ASET-F5, our third generation spectroscopic ellipsometer, which addresses the difficult film measurement needs that come from the continuing evolution of film development driven by shorter line widths. These new films demand an increasing capability to characterize and control them in production, a capability provided by the ASET-F5.

Our Quantox(R) product is a non-contact, electrical performance metrology system for gate dielectric films. Gate dielectric quality is critical to the speed and reliability of an integrated circuit. Quantox measures key parameters such as contamination and oxide thickness used for gate dielectric process control to help maximize device yield.

Surface Metrology

Our Stylus profilers are used to measure the surface topography of films and etched surfaces and are used in basic research and development as well as semiconductor production and quality control. In addition, we produce stress measurement systems which detect reliability related problems such as film cracking, voiding and lifting. We recently introduced the high resolution profiler that combines the capabilities of in-line profilers which measure erosion and dishing with atomic force microscopes which identify nanoscale etch process control problems such as plug recess challenges.

"KLA", "Tencor", "Surfscan" and "Quantox" are registered trademarks of KLA-Tencor Corporation. "KLA-Tencor", "CRS", "IMPACT", "Klarity", "SP1", "SEMSpec" and "STARlight" are trademarks of KLA-Tencor Corporation.

CUSTOMERS

We sell our systems to all major semiconductor manufacturers. In fiscal 1999, 1998 and 1997, no single customer accounted for more than 10% of our revenues.

INTERNATIONAL REVENUES

We have wholly-owned subsidiaries or branches of U.S. subsidiaries in Japan, Korea, Taiwan, the United Kingdom, France, Germany, Italy, Israel, Singapore, China and Malaysia for marketing, sales and service of products. In addition, we have manufacturing operations in Israel for our optical metrology products. International sales accounted for approximately 60%, 56% and 65% of our revenues in fiscal 1999, 1998 and 1997, respectively. For information regarding our revenues from foreign operations for our last three fiscal years, see Note 8 of Notes to Consolidated Financial Statements in the 1999 Annual Report to Stockholders.

We believe that sales outside the U.S. will continue to be a significant percentage of our revenues. Our future performance will depend, in part, on our ability to continue to compete successfully in international markets. Our ability to compete internationally is dependent upon the continuation of favorable trading relationships between countries (especially Japan and Korea) and the United States, and our continuing ability to maintain satisfactory relationships with leading semiconductor companies in the region. International sales and operations may be adversely affected by imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and difficulties associated with staffing and managing international operations. In addition, international sales may be adversely affected by the economic conditions in each country. The revenues from our international business may be affected by fluctuations in currency exchange rates. Although we attempt to manage near term currency risks through "hedging," there can be no assurance that such efforts will be adequate. These factors could have a material adverse effect on our future business and financial results.

SALES, SERVICE AND MARKETING

We believe that the size and location of our field sales, service and applications engineering organization represents a competitive advantage in our served markets. We have direct sales forces throughout the world for substantially all of our products. We maintain an export compliance program that is designed to meet the requirements of the U.S. Departments of Commerce and State.

Our facilities throughout the world employ over 1,800 sales personnel, service engineers and applications engineers. We maintain sales and service offices throughout the U.S. and in Japan, Korea, Taiwan, Singapore, China, Malaysia, the United Kingdom, France, Germany, Italy and Israel.

We do not consider our business to be seasonal in nature, but it is cyclical with respect to the capital equipment procurement practices of semiconductor manufacturers and is impacted by the investment patterns of such manufacturers in different global markets.

RESEARCH AND DEVELOPMENT

The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation. We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our human and financial resources to research and development programs and seek to maintain close relationships with customers to remain responsive to their needs.

To meet continuing developments in the semiconductor industry, we are committed to significant engineering efforts toward product improvement and new product development. New product introductions may contribute to fluctuations in operating results, since customers may defer ordering existing products. If new products have reliability or quality problems, those problems may result in reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products and additional service and warranty expenses. On occasion, we have experienced reliability and quality problems in connection with certain product introductions, resulting in some of these consequences. There can be no assurance that we will successfully develop and manufacture new hardware and software products, or that new hardware and software products introduced by us will be accepted in the marketplace. If we do not successfully introduce new products, our business and results of operations will be harmed. For information regarding our research and development expense during the last three fiscal years, see Management's Discussion and Analysis of Results of Operations and Financial Condition in the 1999 Annual Report to Stockholders, filed as Exhibit 13.1 and incorporated by reference.

MANUFACTURING

Our principal manufacturing activities take place in San Jose and Milpitas, California, Bedford, Massachusetts and Migdal Ha'Emek, Israel and consist primarily of manufacturing, assembling and testing components and subassemblies which are acquired from third party vendors and then integrated into our finished products. We employ approximately 2,000 manufacturing and engineering personnel and also cross-train personnel in order to respond to changes in product mix.

Many of the components and subassemblies are standard products, although certain items are made to our specifications. Certain of the components and subassemblies included in our systems are obtained from a single source or a limited group of suppliers. Those parts subject to single or limited source supply are routinely monitored by management and we endeavor to ensure that adequate supplies are available to maintain manufacturing schedules, should the supply of any part be interrupted. Although we seek to reduce our dependence on sole and limited source suppliers, in some cases the partial or complete loss of certain of these sources could disrupt scheduled deliveries to customers and have a material adverse effect on our business and results of operations and damage customer relationships.

COMPETITION

The worldwide market for yield management and process control systems is highly competitive. In each of our product markets, we face competition from established and potential competitors, some of which may have greater financial, engineering, manufacturing and marketing resources than us, such as Applied Materials, Inc. and Hitachi Electronics Engineering Co., Ltd. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. We believe that, to remain competitive, we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development.

Significant competitive factors in the market for yield management and process control systems include system performance, ease of use, reliability, installed base and technical service and support. We believe that, while price and delivery are important competitive factors, the customers' overriding requirement is for systems which easily and effectively incorporate automated and highly accurate inspection capabilities into their existing manufacturing processes, thereby enhancing productivity. Our yield management and process control systems for the semiconductor industry are generally higher priced than those of our present competitors and are intended to compete based upon performance and technical capabilities. These systems also compete with less expensive and more labor-intensive manual inspection devices.

PATENTS AND OTHER PROPRIETARY RIGHTS

We protect our proprietary technology through reliance on a variety of intellectual property laws, including patent, copyright and trade secrets. Due to the rapid pace of innovation within the yield management and process control systems industry, we believe that our protection of patent and other intellectual property rights is less important than factors such as our technological expertise, continuing development of new systems, market penetration and the ability to provide comprehensive support and service to customers. There can be no assurance that we will be able to protect our technology or that competitors will not be able to independently develop similar or functionally competitive technology.

We have filed and obtained a number of patents in the U.S. and abroad. From time to time we acquire license rights under U.S. and foreign patents and other proprietary rights of third parties. No assurance can be given that patents will be issued on any of our applications, that license assignments will be made as anticipated or that our patents, licenses or other proprietary rights will be sufficiently broad to protect our technology. In addition, no assurance can be given that any patents issued to or licensed by us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide us with a competitive advantage.

BACKLOG

Our backlog for systems totaled $449 million at June 30, 1999, compared to $424 million at June 30, 1998. In general, systems ship within six months to a year after receipt of a customer's purchase order. We expect to fill our June 30, 1999 backlog of orders during fiscal 2000.

EMPLOYEES

As of June 30, 1999, we employed approximately 4,200 persons. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Competition is intense in the recruiting of personnel in the semiconductor and semiconductor equipment industry. We believe that our future success will depend in part on our continued ability to hire and retain qualified management, marketing and technical employees.

ITEM 2. PROPERTIES

Certain information concerning our properties at June 30, 1999 is set forth below:

       LOCATION                   TYPE                     PRINCIPAL USE               FOOTAGE     OWNERSHIP
---------------------        -------------       --------------------------------      -------     ---------

San Jose, CA                 Office, plant       Corporate Headquarters, Research      271,827       Leased
                             and warehouse       and Engineering, Marketing,           510,036       Owned
                                                 Manufacturing, Sales, Service
                                                 and Administration

Milpitas, CA                 Office, plant       Research and Engineering,              18,463       Leased
                             and warehouse       Marketing, Manufacturing, Sales,      554,207       Owned
                                                 Service and Administration

Scotts Valley, CA            Office, plant       Research and Development                9,945       Leased

Bedford, MA                  Office, plant       Administration, Manufacturing,         50,000       Owned
                                                 Sales and Service

Austin, TX                   Office              Sales and Service, Training            37,074       Leased

Richardson, TX               Office              Sales and Service, Training            22,507       Leased

Basingstoke and              Office, plant       Sales and Service, Warehouse           16,475       Leased
   Wokingham, England

Grenoble and Evry,           Office              Sales and Service                       8,834       Leased
   France

Dresden and Pucheim,         Office              Sales and Service                      14,975       Leased
   Germany

Yokohama, Japan              Office              Sales and Service                      56,977       Leased

Seoul, Korea                 Office              Sales and Service                      17,558       Leased

Hsinchu, Taiwan              Office              Sales and Service                      14,892       Leased

Migdal Ha'Emek and           Office              Research and Engineering,              53,800       Leased
   Herzliya, Israel                              Marketing, Manufacturing, Sales,
                                                 Service and Administration

We lease several other facilities under operating leases that expire at various times through June 30, 2012 with renewal options at the fair market value for additional periods up to five years. For more information required by this Item, see Note 7 of Notes to Consolidated Financial Statements in the 1999 Annual Report to Stockholders, filed as Exhibit 13.1 and incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

On August 30, 1999, we were named as a defendant in a lawsuit in which the plaintiff alleges trade secret misappropriation, unfair competition and trade slander. This lawsuit is in early stages of discovery and no trial date has been set. Although the outcome of these claims cannot be predicted with certainty, we do not believe that this legal matter will have a material adverse effect on our financial condition. Were an unfavorable ruling to occur, there exists the possibility of a material impact on the net income of the period in which the ruling occurs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

For the information required by this Item, see Note 10 of Notes to Consolidated Financial Statements in the 1999 Annual Report to Stockholders, which is filed herewith as Exhibit 13.1 and incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

For the information required by this Item, see "Financial Highlights" in the 1999 Annual Report to Stockholders, which is filed herewith as Exhibit 13.1 and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

For the information required by this Item, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the 1999 Annual Report to Stockholders, which is filed herewith as Exhibit 13.1 and incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the information required by this Item, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the 1999 Annual Report to Stockholders, which is filed herewith as Exhibit 13.1 and incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the information required by this Item, see the Consolidated Financial Statements and Notes thereto in the 1999 Annual Report to Stockholders, which is filed herewith as Exhibit 13.1 and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names of the directors and executive officers of KLA-Tencor as of August 31, 1999, their ages and positions held. For additional information required by Item 405 of Regulation S-K of the Securities Act of 1933, as amended, see "Directors and Executive Officers" in the Proxy Statement, which is incorporated by reference.

          NAME                        AGE                      POSITION
          ----                        ---                      --------
Kenneth Levy                           56     Chairman of the Board and Director

Kenneth L. Schroeder                   53     President, Chief Executive Officer and Director

Gary E. Dickerson                      42     Chief Operating Officer

Robert J. Boehlke                      58     Executive Vice President and Chief Financial Officer

Dennis J. Fortino                      53     Group Vice President, Reticle and Surfscan Group

Edward C. Grady                        52     Executive Vice President, Wafer Inspection Group

Samuel A. Harrell                      59     Senior Vice President, Strategic Business Development

John H. Kispert                        35     Vice President, Finance and Accounting

Neil Richardson                        44     Executive Vice President, E-Beam Inspection and Metrology Group

Arthur P. Schnitzer                    56     Executive Vice President, Customer Group

Richard P. Wallace                     39     Group Vice President, Lithography and Films Group

James W. Bagley                        60     Director

Edward W. Barnholt                     56     Director

Leo J. Chamberlain                     69     Director

Richard J. Elkus, Jr.                  64     Director

Dean O. Morton                         67     Director

Samuel Rubinovitz                      69     Director

Dag Tellefsen                          57     Director

Jon D. Tompkins                        59     Director

Lida Urbanek                           56     Director

        Kenneth Levy is a co-founder of KLA-Tencor and since July 1, 1999 has been Chairman of the Board and a Director. From July 1, 1998 until June 30, 1999, he was the Chief Executive Officer and a Director. From April 30, 1997 until June 30, 1998 he was Chairman of the Board and a Director. From 1975 until April 30, 1997 he was Chairman of the Board, Chief Executive Officer and a Director. He currently serves on the boards of directors of Ultratech Stepper, Inc., SpeedFam-IPEC, Inc. and is a Director Emeritus of SEMI, an industry trade association.

        Kenneth L. Schroeder has been President, Chief Executive Officer and a Director of KLA-Tencor since July 1, 1999. From November 1991 until June 30, 1999, he was President, Chief Operating Officer and a Director. Mr. Schroeder has been with the Company for 16 years and has held a variety of senior management positions. He currently serves on the board of directors of GaSonics International and SEMI.

        Gary E. Dickerson has been Chief Operating Officer since July 1, 1999. From July 1997 until June 30, 1999, he was Executive Vice President of the Customer Group. In January 1996, he was promoted to Group Vice President for the Wafer Inspection Group. In July 1994 he became the General Manager of the WISARD Division. Mr. Dickerson joined KLA-Tencor in 1986 and held a series of management positions.

        Robert J. Boehlke has been Executive Vice President and Chief Financial Officer since April 1997. Mr. Boehlke joined KLA-Tencor in April 1983 as Vice President and General Manager of the RAPID Division. During the next 7 years he became Senior Vice President and then Executive Vice President in charge of several operating divisions including RAPID, WISARD and ATS. He was Chief Operating Officer from August 1989 until July 1990, when he became Chief Financial Officer. He currently serves on the board of directors of LTX Corporation and Entegris Corporation.

        Dennis J. Fortino has been Group Vice president of the Reticle and Surfscan Group since July 1999. From November 1995 to June 1999 he served as Vice President and General Manager of the Surface Metrology and Surfscan Divisions. Mr. Fortino served as Vice President and General Manager for Spectra-Physics Lasers from July 1991 to November 1995.

        Edward C. Grady has been Executive Vice President of the Wafer Inspection Group since July 1999. From August 1998 to July 1999, he was Executive Vice President of the Precision Measurement Group. From March 1996 until August 1998 he was Vice President and General Management of the RAPID Division. He held the position of Vice President of Marketing from July 1995 until March 1996. Prior to July 1995, Mr. Grady served as President and CEO of Hoya MicroMask. He currently serves on the board of directors of Informed Diagnostics, Inc.

        Dr. Samuel A. Harrell joined KLA-Tencor in September 1995 as Senior Vice President of Strategic Business Development. Dr. Harrell served from October 1992 to December 1995 as the Senior Vice President and Chief Strategy Officer of SEMATECH. From August 1987 to September 1992, he served as President of SEMI/SEMATECH.

        John H. Kispert has been Vice President of Finance and Accounting since July 1999. From February 1998 to July 1999 he was Vice President of Operations for the Wafer Inspection Group. From August 1997 to February 1998 he was Director of Operations. Mr. Kispert joined KLA-Tencor in February 1995 and has held a series of other management positions. Prior to KLA-Tencor, Mr. Kispert was with IBM for 6 years.

        Dr. Neil Richardson has been Executive Vice President of the E-Beam Inspection and Metrology Group since May 1998. He was Executive Vice President of the Metrology Group from February 1997 to April 1998. He joined KLA-Tencor in June 1993 as Vice President and General Manager of the Metrology Division.

        Arthur P. Schnitzer has been Executive Vice President of the Customer Group since November 1998. From June 1997 to October 1998 he was Executive Vice President, Human Resources. From July 1993 to June 1997 he was Group Vice President responsible for RAPID , SEMSpec, Prism and manufacturing for WISARD and RAPID. From 1989 to July 1993 he was Vice President and General Manager of the WISARD Division. Mr. Schnitzer joined KLA-Tencor in July 1978 and has held a series of other management positions.

        Richard P. Wallace has been the Group Vice President of the Lithography and Films Group since July 1999. From April 1998 to June 1999 he was Vice President and General Manager of the Mirage Division. From 1995 to March 1998 he was Vice President and General Manager of the WISARD Division. Mr. Wallace joined KLA-Tencor in 1988 and has held a series of other management positions.

        James W. Bagley has been a Director of the Company since April 1997. He was a Director of Tencor from June 1993 until April 1997. He has been Chief Executive Officer and a Director of Lam Research Corporation since August 1997. From May 1996 until August 1997 he was Chairman of the Board and Chief Executive Officer of OnTrak Systems, Inc. until its merger with Lam Research Corporation in August 1997. From January 1994 until October 1995 he was Vice Chairman and Chief Operating Officer of Applied Materials, Inc., and Vice Chairman from November 1995 until May 1996. From December 1987 until December 1993, Mr. Bagley was President and Chief Operating Officer for Applied Materials, Inc. Mr. Bagley currently serves on the boards of directors of Teradyne, Inc., Kulicke & Soffa Industries, Inc., Micron Technology, Inc. and SEMI/SEMATECH.

        Edward W. Barnholt has been a Director of the Company since 1995. Mr. Barnholt joined the Hewlett Packard Company in December 1966. From 1990 to 1997 he was the General Manager of the Test and Measurement Organization and from February 1998 to March 1999 he was General Manager of the Measurement Organization. Mr. Barnholt was elected a Vice President of the Hewlett Packard Company in July 1988, a Senior Vice President in November 1993 and an Executive Vice President in November 1996. Since March 1999, Mr. Barnholt has been the President and Chief Executive Officer of Agilent Technologies, Inc.

        Leo J. Chamberlain has been a Director of the Company since 1982. He is a private investor.

        Richard J. Elkus, Jr. has been a Director of the Company since April 1997. He was Executive Vice President and Vice Chairman of the board of directors of Tencor from February 1994 until April 1997. He currently serves on the boards of directors of Voyan Technology, SOPRA, Barcelona Design and Lam Research Corporation.

        Dean O. Morton has been a Director of the Company since April 1997. From June 1993 until April 1997 he was a Director of Tencor. In October 1992 Mr. Morton retired as Executive Vice President, Chief Operating Officer and a Director of the Hewlett-Packard Company, where he held various positions from 1960 until his retirement. Mr. Morton currently serves as Chairman of the Board of Centigram Communications Corporation and as a member of the boards of directors of ALZA Corporation, The

Clorox Company and BEA Systems Inc. Mr. Morton is also a trustee of the Metropolitan Series Fund and State Street Research Funds Group and Portfolios Inc.

        Samuel Rubinovitz has been a Director of the Company since 1990. He previously served as a Director from October 1979 to January 1989. He currently serves as Chairman of the Board of LTX Corporation and also serves on the boards of directors of Richardson Electronics, Ltd. and Kronos, Inc.

        Dag Tellefsen has been a Director of the Company since 1978. He is the general partner and President and Managing Director of Glenwood Ventures I and II, venture capital funds and the general partner and Managing Director of Vision Capital. He currently serves on the boards of directors of Iwerks Entertainment Corporation and Metorex International.

        Jon D. Tompkins has been a Director since April 1997. He was Chairman of the Board from July 1998 to June 30, 1999, when he retired his position as Chairman of the Board. From April 1997 until July 1998 he was Chief Executive Officer and a Director of KLA-Tencor. From April 1991 until April 1997 he was President and Chief Executive Officer of Tencor prior to its merger with KLA. He was a Director of Tencor from 1991 until April 1997 and was appointed Chairman of the board of directors of Tencor in November 1993. He currently serves on the boards of directors of Cymer, Electro Scientific Industries, Credence Systems, Levelite, Logic Vision and the Community Foundation of Silicon Valley.

        Lida Urbanek has been a Director since April 30, 1997. She was a director of Tencor from August 1991 until April 30, 1997. She is a private investor.

For additional information required by this Item, see "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

For the information required by this Item, see "Executive Compensation" in the Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For the information required by this Item, see "Security Ownership -- Principal Stockholders and Security Ownership of Management" in the Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the information required by this Item, see "Certain Relationships and Related Transactions" in the Proxy Statement, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORT ON FORM 8-K

        (a) Financial Statements and Financial Statement Schedules.

            1. FINANCIAL STATEMENTS.

               Consolidated Balance Sheets - As of June 30, 1999 and 1998 Consolidated Statements of Operations - For the Three Years
                    Ended June 30, 1999
               Consolidated Statement of Stockholders Equity - For the Three
                    Years Ended June 30, 1999
               Consolidated Statements of Cash Flows - For the Three Years Ended
                    June 30,1999
               Notes to Consolidated Financial Statements
               Report of Independent Accountants

            2. FINANCIAL STATEMENT SCHEDULES.

               All schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        (b) Exhibits

Exhibit No.  Description
-----------  -----------
 3.1          Amended and Restated Certificate of Incorporation(1)

 3.2          Bylaws, as amended November 17, 1998(2)

 4.1 Amended and Restated Rights Agreement dated as of August 25, 1996 between the Company and First National Bank of Boston, as Rights
              Agent.  The Agreement includes the Form of Right Certificate as
              Exhibit A and the Summary of Terms of Rights as Exhibit B(3)

10.1          1998 Outside Director Option Plan(4)

10.2          1990 Outside Directors Stock Option Plan(5)

10.3          Tencor Instruments 1993 Nonemployee Directors Stock Option Plan(6)

10.4          1997 Employee Stock Purchase Plan(7)

10.5          Second Amended and Restated 1981 Employee Stock Purchase Plan(8)

10.6          Tencor Instruments Amended and Restated 1993 Equity Incentive
              Plan(9)

10.7          1993 Employee Incentive Stock Option Plan of Prometrix
              Corporation(10)

10.8          Tencor Instruments Second Amended and Restated 1984 Stock Option
              Plan(11)

10.9          1983 Employee Incentive Stock Option Plan of Prometrix
              Corporation(12)

10.10         Restated 1982 Stock Option Plan, as amended November 18, 1996(13)

10.11         Excess Profit Stock Plan(14)

10.12         Form of KLA-Tencor Corporation Corporate Officers Retention
              Plan(15)

10.13         Form of Retention and Non-Competition Agreement(16)

10.14         Form of Indemnification Agreement(17)

10.15         Separation Agreement between Graham Siddall and the Company

13.1 1999 Annual Report to Stockholders (deemed to be filed to the extent that information is specifically incorporated by reference)

21.1          List of Subsidiaries

23.1          Consent of Independent Accountants

27.1          Financial Data Schedule

Notes
-----
(1)           Filed as Exhibit 3.1 to the Company's form 10-Q for the
              quarter ended March 31, 1997.

(2)           Filed as Exhibit 3.2 to the Company's Registration
              Statement on Form S-8 filed December 4, 1998, SEC File
              No. 333-68415.

(3)           Filed as Exhibit 1 to the Company's report on form
              8-A/A, Amendment No. 2 to the Registration Statement on
              Form 8-A filed September 24, 1996, SEC File No. 0-9992.

(4)           Filed as Exhibit 10.1 to the Company's Registration
              Statement on Form S-8 filed December 4, 1998, SEC File
              No. 333-68423.

(5)           Filed as Exhibit 4.6 to the Company's Annual Report on
              Form 10-K for the year ended June 30, 1991.

(6)           Filed as Exhibit 10.3 to the Company's Registration
              Statement on Form S-8 filed May 8, 1997, SEC File No.
              333-26681.

(7)           Filed as Exhibit 10.2 to the Company's Registration
              Statement on Form S-8 filed January 30, 1998, SEC File
              No. 333-45271.

(8)           Filed as Exhibit 10.1 to the Company's Registration
              Statement on Form S-8 filed January 30, 1998, SEC File
              No. 333-45271.

(9)           Filed as Exhibit 10.2 to the Company's Registration
              Statement on Form S-8 filed May 8, 1997, SEC File No.
              333-26681.

(10)          Filed as Exhibit 10.7 to the Company's Registration
              Statement on Form S-8 filed May 8, 1997, SEC File No.
              333-26681.

(11)          Filed as Exhibit 10.1 to the Company's Registration
              Statement on Form S-8 filed May 8, 1997, SEC File No.
              333-26681.

(12)          Filed as Exhibit 10.6 to the Company's Registration
              Statement on Form S-8 filed May 8, 1997, SEC File No.
              333-26681.

(13)          Filed as Exhibit 10.74 to the Company's Registration
              Statement on Form S-8 filed March 7, 1997, SEC File No.
              333-22941.

(14)          Filed as Exhibit 10.15 to the Company's Registration
              Statement on Form S-8 filed August 7, 1998, SEC File
              No. 333-60887.

(15)          Filed as Exhibit 10.2 to the Company's Registration
              Statement on Form S-4 filed March 11, 1997, SEC File
              No. 333-23075.

(16)          Filed as Exhibit 10.1 to the Company's Registration
              Statement on Form S-4 filed March 11, 1997, SEC File
              No. 333-23075.

(17)          Filed as Exhibit 10.3 to the Company's Annual Report on
              Form 10-K for the year ended June 30, 1997.

(c) Reports on Form 8-K

        None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 1999.

                                       KLA-Tencor Corporation

                                       By: /s/ Kenneth Levy
                                          --------------------------------------
                                       Kenneth Levy, Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                            DATE
---------                           -----                            ----

/s/ Kenneth Levy
---------------------------         Chairman of the Board and        September 28, 1999
Kenneth Levy                        Director


/s/ Kenneth L. Schroeder
---------------------------         President, Chief Executive       September 28, 1999
Kenneth L. Schroeder                Officer and Director
                                    (Principal Executive Officer)

/s/ Robert J. Boehlke
---------------------------         Executive Vice President and     September 28, 1999
Robert J. Boehlke                   Chief Financial Officer
                                    (Principal Accounting Officer)

/s/ James W. Bagley
---------------------------         Director                         September 28, 1999
James W. Bagley


/s/ Edward W. Barnholt
---------------------------         Director                         September 28, 1999
Edward W. Barnholt


---------------------------         Director
Leo J. Chamberlain


/s/ Richard J. Elkus, Jr.
---------------------------         Director                         September 28, 1999
Richard J. Elkus, Jr.


/s/ Dean O. Morton
---------------------------         Director                         September 28, 1999
Dean O. Morton



---------------------------         Director
Samuel Rubinovitz


/s/ Dag Tellefsen
---------------------------         Director                         September 28, 1999
Dag Tellefsen

/s/ Jon D. Tompkins
---------------------------         Director                         September 28, 1999
Jon D. Tompkins

SIGNATURE                           TITLE                            DATE
---------                           -----                            ----
/s/ Lida Urbanek                     Director                         September 28, 1999
--------------------------
Lida Urbanek

                                  Exhibit Index

Exhibit Number      Description
--------------      -----------

     10.15          Separation Agreement between Graham J. Siddall and the
                    Company

     13.1 1999 Annual Report to Stockholders (deemed to be filed to the extent that the information is specifically incorporated by reference)

     21.1           List of Subsidiaries of KLA-Tencor Corporation

     23.1           Consent of Independent Accountants

     27.1           Financial Data Schedule