Form 10-Q
period 1999-09-30
KLA TENCOR CORP
filed 1999-11-12
CIK 319201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to___________

Commission File Number 0-9992

                             KLA-TENCOR CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       04-2564110
-------------------------------                        ----------------
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


-------------------------------------------------------------------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    [X]     No    [ ]



        As of November 1, 1999 there were 89,948,961 shares of the registrant's Common Stock, $0.001 par value, outstanding.

                                      INDEX

                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I        FINANCIAL INFORMATION

Item 1        Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheets at
                 June 30, 1999 and September 30, 1999 ............................      3

                 Condensed Consolidated Statements of Operations for
                 the Three Month Ended September 30, 1998
                 and 1999 ........................................................      4

                 Condensed Consolidated Statements of Cash Flows
                 for the Three Months Ended September 30, 1998 and 1999 ..........      5

                 Notes to Condensed Consolidated Financial Statements.............      6


Item 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................      9


Item 3        Quantitative and Qualitative Disclosures About Market Risk..........     18



PART II - OTHER INFORMATION

Item 1        Legal Proceedings...................................................     19

Item 6        Exhibits and Reports on Form 8-K....................................     19


SIGNATURES                                                                             19

PART I.         FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS

                             KLA-TENCOR CORPORATION
                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
                                 (In thousands)

                                                           June 30,     September 30,
                                                             1999             1999
                                                         ----------     -------------
ASSETS

Current assets:
  Cash and cash equivalents                              $  271,488       $  316,869
  Short-term investments                                     59,574           83,046
  Accounts receivable, net                                  280,070          332,280
  Inventories                                               195,679          206,404
  Other current assets                                      135,530          145,748
                                                         ----------     -------------
        Total current assets                                942,341        1,084,347


Land, property and equipment, net                           168,335          168,548
Marketable securities                                       424,121          353,631
Other assets                                                 50,103           54,576
                                                         ----------     -------------
        Total assets                                     $1,584,900       $1,661,102
                                                         ==========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                          $   14,567       $   16,440
  Accounts payable                                           35,249           29,101
  Other current liabilities                                 302,501          327,525
                                                         ----------     -------------
        Total current liabilities                           352,317          373,066
                                                         ----------     -------------
Stockholders' equity:
  Common stock and capital in excess of par value           504,352          521,649
  Retained earnings                                         723,048          762,550
  Accumulated other comprehensive income                      5,183            3,837
                                                         ----------     -------------
        Total stockholders' equity                        1,232,583        1,288,036
                                                         ----------     -------------
        Total liabilities and stockholders' equity       $1,584,900       $1,661,102
                                                         ==========     ============


See accompanying notes to unaudited condensed consolidated financial statements.

                             KLA-TENCOR CORPORATION
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                        Three months ended
                                                          September 30,
                                                        1998             1999
                                                   ---------        ---------
Revenues                                           $ 205,230        $ 272,989

Costs and operating expenses:
Costs of goods sold                                  112,655          136,117
Engineering, research and development                 42,926           46,718
    Selling, general and administrative               52,573           53,414
    Non-recurring acquisition, restructuring
       and other charges                                  --           (6,000)
                                                   ---------        ---------
        Total costs and operating expenses           208,154          230,249
                                                   ---------        ---------

Income (loss) from operations                         (2,924)          42,740

Interest income and other, net                        17,063           12,706
                                                   ---------        ---------

Income before income taxes                            14,139           55,446

Provision for income taxes                             3,959           15,944
                                                   ---------        ---------

Net income                                         $  10,180        $  39,502
                                                   =========        =========

Earnings per share:
Basic                                              $    0.12        $    0.44
                                                   =========        =========
Diluted                                            $    0.11        $    0.42
                                                   =========        =========

Weighted average number of shares:
Basic                                                 87,342           88,996
                                                   =========        =========
Diluted                                               89,257           93,967
                                                   =========        =========


See accompanying notes to unaudited condensed consolidated financial statements.

                             KLA-TENCOR CORPORATION
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                           Three Months Ended
                                                                              September 30,
                                                                          1998             1999
                                                                       ---------        ---------
Cash flows from operating activities:
  Net income                                                           $  10,180        $  39,502
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                      11,643           12,921
       Restructuring charges                                                  --           (6,000)
       Net gain on sale of marketable securities                          (5,119)          (3,911)
       Changes in assets and liabilities:
           Accounts receivable, net                                       49,433          (36,335)
           Inventories                                                     1,848           (7,998)
           Other assets                                                      152          (11,630)
           Accounts payable                                              (15,499)          (6,724)
           Other current liabilities                                      (3,485)          26,200
                                                                       ---------        ---------
             Net cash provided by operating activities                    49,153            6,025
                                                                       ---------        ---------
Cash flows from investing activities:
  Purchases of property and equipment                                     (9,675)         (11,841)

  Net (purchases) sales of available for sale securities                 (16,254)          47,355
                                                                       ---------        ---------
             Net cash (used in) provided by investing activities         (25,929)          35,514
                                                                       ---------        ---------

Cash flows from financing activities:
  Issuance of common stock, net                                            1,977           19,355
  Stock repurchases                                                       (2,554)          (2,161)
  Net payments under debt obligations                                     (1,918)            (830)
                                                                       ---------        ---------
             Net cash provided by (used in) financing activities          (2,495)          16,364
                                                                       ---------        ---------
Effect of exchange rate changes on cash and cash equivalents              (4,872)         (12,522)
                                                                       ---------        ---------
Net increase in cash and cash equivalents                                 15,857           45,381

Cash and cash equivalents at beginning of period                         215,970          271,488
                                                                       ---------        ---------
Cash and cash equivalents at end of period                             $ 231,827        $ 316,869
                                                                       ---------        ---------
Supplemental cash flow disclosures:

  Income taxes paid (refunded)                                         $   3,763        $  (1,956)
                                                                       =========        =========
  Interest paid                                                        $     378        $      84
                                                                       =========        =========


See accompanying notes to unaudited condensed consolidated financial statements.

                             KLA-TENCOR CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for their fair presentation in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from those amounts. The results for the three month period ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

Certain items previously reported in specific financial statement captions have been reclassified to conform with the presentation of the three month period ended September 30, 1999.


NOTE 2. Inventories (in thousands):

                               June 30,     September 30,
                                 1999           1999
                              ---------     -------------
Customer service parts        $ 41,276       $ 44,802
Raw materials                   45,906         50,836
Work-in-process                 52,913         60,516
Demonstration equipment         37,469         37,070
Finished goods                  18,115         13,180
                              --------       --------
                              $195,679       $206,404
                              ========       ========

NOTE 3. The Company has adopted a plan to repurchase shares of its Common Stock on the open market for the purpose of partially offsetting dilution created by employee stock options and stock purchase plans. During the three month period ended September 30, 1999, the Company repurchased 32,000 shares of its Common Stock at a cost of $2.2 million.

NOTE 4. As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes the requirements for reporting and presentation of comprehensive income and its components. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it has no effect on the Company's net income or total stockholders' equity. For the three month periods ended September 30, 1998 and 1999, the components of comprehensive income, net of tax, are as follows:

                                                              Three months ended
                                                                September 30,
                                                             1998            1999
                                                           --------        --------
Net income                                                 $ 10,180        $ 39,502

Currency translation adjustments                              1,182           2,228
Change in unrealized gain (loss) on investments, net           (982)         (3,574)
                                                           --------        --------
        Other comprehensive income (loss)                       200          (1,346)
                                                           --------        --------
Total comprehensive income                                 $ 10,380        $ 38,156
                                                           ========        ========

NOTE 5. Basic net income per share, is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. During the three month period ended September 30, 1998, options to purchase approximately 1,058,000 shares at prices ranging from $26.88 to $69.88 were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares. During the three month period ended September 30, 1999, options to purchase 2,500 shares at a price of $69.88 were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares. The reconciling difference between the computation of basic and diluted earnings per share for the three month periods ended September 30, 1998 and 1999, is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans.

NOTE 6. In November 1998, the Company entered into a restructuring plan associated with the downturn in the semiconductor industry. The total pre-tax restructuring charge was $35 million. The plan includes consolidation of facilities, a write-down of assets associated with affected programs and reductions in the Company's global workforce. The Company expects to continue to utilize the restructuring reserves during the remainder of fiscal 2000 as the program is completed.

During the three month period ended September 30, 1999, the Company determined that $6 million of the restructuring reserve established during November 1998 would not be utilized because of a change in management's plans for utilization of certain facilities resulting from an increase in demand for the Company's products. Accordingly, the restructuring reserve reversal was included in the determination of income from operations for the three month period ended September 30, 1999.

Restructuring and related charges for the period from November 1998 until September 30, 1999 were as follows (in thousands):

                                                                           Severance
                                            Facilities       Inventory    and Benefits         Other           Total
Restructuring provision                      $ 12,491        $  9,721        $  8,126        $  4,662        $ 35,000
Write-down of assets                           (2,035)         (6,729)             --          (3,168)        (11,932)
Cash expenditures                              (2,109)           (409)         (2,620)         (1,000)         (6,138)
                                             --------        --------        --------        --------        --------
Balance at June 30, 1999                     $  8,347        $  2,583        $  5,506        $    494        $ 16,930
Cash expenditure                                 (219)                            (52)             --            (271)
Restructuring reserve reversal                 (5,721)           (279)             --              --          (6,000)
                                             --------        --------        --------        --------        --------
Balance at Sept 30, 1999                     $  2,407        $  2,304        $  5,454        $    494        $ 10,659
                                             ========        ========        ========        ========        ========



NOTE 7. In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No.

133 establishes accounting and reporting standards for derivative instruments including standalone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. The Company is required to adopt SFAS No. 133 in the first quarter of its fiscal year ending June 30, 2001. The effect of SFAS No. 133 is not expected to be material to the Company's financial statements.

NOTE 8. A discussion regarding certain pending legal proceedings is included in Footnote 9 of the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. The information provided therein remains unchanged. Although the outcome of these claims cannot be predicted with certainty, management does not believe that any of these legal matters will have a material adverse effect on the Company's financial condition. Were an unfavorable ruling to occur, there exists the possibility of a material impact on the net income of the period in which the ruling occurs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Current Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the of Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. Generally, the words "anticipate", "expect", "intend", "believe" and similar expressions identify forward looking statements. The information included in this Quarterly Report is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward looking statements included here.

RESULTS OF OPERATIONS
Revenues were $273 million for the three month period ended September 30, 1999, compared to $205 million for the same period of the prior fiscal year, representing an increase of 33%. The increase in revenues is primarily attributable to increased capital spending by major semiconductor manufacturers. Our Wafer Inspection products were the largest beneficiary of the increased capital spending by major semiconductor manufacturers.

Gross margins were 50% for the three month period ended September 30, 1999, compared to 45% of revenues for the same period in the prior fiscal year. Gross margins increased primarily due to increased capacity utilization resulting from higher unit volume as well as faster growth of higher margin product revenue compared to lower margin service revenue.

Engineering, research and development (R&D) expenses were $47 million for the three month period ended September 30, 1999 compared to $43 million for the same period in the prior fiscal year. As a percentage of revenues, R&D expenses decreased to 17% for the three month period ended September 30, 1999 compared to 21% for the same period in the prior fiscal year. Our investment in R&D represents a continued commitment to product development in new and emerging market segments and enhancements to existing products for 0.18 micron, copper development and 300mm wafers.

Selling, general and administrative expenses were $53 million for the three month period ended September 30, 1999 as well as for the same period in the prior fiscal year. Selling, general and administrative expenses remained flat in spite of the increase in revenue as a result of the restructuring and cost reduction plans, including reductions in headcount and consolidation of facilities, which we adopted during the three month period ended December 31, 1998.

During the three month period ended September 30, 1999, we determined that $6 million of the restructuring reserve established during November 1998 would not be utilized because of a change in management's plans for utilization of certain facilities resulting from an increase in demand for our products. Accordingly, the restructuring reserve reversal was included in the determination of income from operations for the three month period ended September 30, 1999.

Interest income and other, net, decreased to $13 million for the three months ended September 30, 1999, compared to $17 million in the same period in the prior fiscal year. The decrease is due to lower returns on our investment portfolio and a smaller gain on sale of marketable securities.

Our effective tax rate for the three months ended September 30, 1999 was 28% on pretax income excluding nonrecurring income created by the reversal of our prior fiscal year restructuring reserves. This rate is consistent with the rate applied to recurring income during the prior fiscal year. The tax rate on the nonrecurring income was 35%, which is consistent with the tax rate applied when the restructuring reserve and related charge were recorded during the three month period ended December 31, 1998. The overall tax rate was 28.8% for the three month period ended September 30, 1999. We anticipate a tax rate of approximately 28% for the balance of the fiscal year ending June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES
During the three month period ended September 30, 1999, cash, cash equivalents, short-term investments and marketable securities balances decreased to $754 million from $755 million. Net cash provided by operations for the three month period ended September 30, 1999, was $6 million, compared to $49 million of net cash from operations for the same period of the prior fiscal year. This change primarily resulted from increased net income before non-cash charges and an increase in other liabilities offset by an increase in accounts receivable and inventory. Capital expenditures of $12 million were for manufacturing and engineering equipment and leasehold improvements necessary for our operations. The amounts of common stock issued through our employee stock purchase program and stock option exercises during the three month period ended September 30, 1999 was $19 million.

Working capital increased to $711 million as of September 30, 1999 compared to $590 million at June 30, 1999 primarily due to a shift of our investment portfolio from marketable securities into short term investments and cash equivalents. We believe that existing liquid capital resources and funds generated from operations combined with the ability, if necessary, to borrow funds will be adequate to meet our operating and capital requirements and obligations through the foreseeable future. However, we can give no assurances that we will continue to generate sufficient funds from operations or that we will be able to borrow funds on reasonable terms in the future, if necessary.

RISK FACTORS

Fluctuations in Operating Results and Stock Price
Our operating results have varied widely in the past and our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors including those listed in this section and throughout this Quarterly Report. In addition, future operating results may not follow any past trends. The factors we believe make our results more likely to fluctuate and difficult to predict include:

           -  the cyclical nature of the semiconductor industry;
           -  the reduction in the price and profitability of our products;
           -  our timing of new product introductions;
           -  our ability to develop and implement new technologies;
           -  the change in customers' schedules for fulfillment of orders;
           -  the cancellation of contracts by major customers; and
           -  our ability to manage our manufacturing requirements.

Operating results also could be affected by sudden changes in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which we do business. As a result of these or other factors, we could fail to achieve our expectations as to future revenues, gross profit and income from operations. Our failure to meet the performance expectations set and published by external sources could result in a sudden and significant drop in the price of our stock, particularly on a short-term basis, and could negatively impact the value of any investment in our stock.

Year 2000 Issue
The Year 2000 computer issue presents risks for us as it does for other companies. The Year 2000 problem arises from the use of a two-digit field to identify years in computer programs, and the assumption of a single century, the 1900s. Any program so created may read, or attempt to read, "00" as the year 1900. There are two other related issues which could also lead to incorrect calculations or failure: some systems' programming assigns special meaning to certain dates and the year 2000 is a leap year. Accordingly, some computer hardware and software, including programs embedded within machinery and parts, will need to be modified prior to the year 2000 in order to remain functional. We use a significant number of computer software programs and operating systems in our internal operations, including applications used in our financial, product development, order management and manufacturing systems, as well as in the products we manufacture and sell. Additionally, we are dependent upon our critical suppliers, contract manufacturers, other vendors, and customers to determine if their operations, products, services and payments they provide are Year 2000 ready.

The inability of computer software programs to accurately recognize, interpret and process date codes designating the year 2000 and beyond could cause errors or operating problems that would disrupt business operations. If this occurred in our internal systems it could adversely affect our ability to process orders, forecast production requirements or issue invoices. A significant failure of our computer integrated manufacturing systems that monitor and control factory equipment, would disrupt manufacturing operations and cause a delay in the completion and shipping of products. Similarly, if our critical suppliers' or customers' systems or products fail because of a Year 2000 malfunction, their disruption could negatively impact our operating results. Finally, if our own products malfunctioned as a result of a failure in date recognition, we could experience increased warranty claims and litigation which could harm our business.

To avoid these kinds of disruptions, KLA-Tencor commenced a broad-ranging Year 2000 readiness program during fiscal 1997. The Year 2000 program was established to ensure that all of our company-wide systems, components, infrastructure, critical suppliers and products will operate in such a manner that business is uninterrupted into and beyond the year 2000. The goals of the Year 2000 readiness program were to:

-    Establish and maintain up-to-date communication with users;
-    Determine systems/items that need to be addressed for Year 2000 readiness;
-    Test the above systems;
-    Correct Year 2000 problems as necessary;
-    Maintain sustained support;
-    Develop a contingency/recovery plan for unanticipated Year 2000 issues.

We are on schedule to meet each of these goals in our three main areas of focus. The three focus areas of our Year 2000 readiness program are: internal information and operating systems; our supply chain; and external product readiness.

The first focus area is our internal information and operating systems. The project team for information and operating systems is composed of managers and individual contributors from our computer information systems group and other functional areas including finance and human resources, augmented by representatives from each operational division. We also have project managers responsible for readiness in functional areas such as treasury, facilities, security, engineering, manufacturing, and service. This internal Year 2000 readiness program includes three major activities:

- Inventory collection and categorization, which includes identification of all our systems and items that need to be addressed for year 2000 readiness and creation of a master list categorized by critical need;
- Assessment, in which each functional group evaluates the readiness of systems inventoried; including as necessary, researching vendor documentation, direct vendor contact, code search, and/or execution of a detailed test plan; and
- Remediation or correction of the problems found, which include vendor provided application patches, correction of bugs as necessary and needed upgrades of software and hardware.

As of September 30, 1999, we have completed a majority of the activities of this project, and we continue to address any remaining issues to ensure that accurate information will be available prior to January 1, 2000.

The second area of emphasis in our Year 2000 readiness program is to ensure our supply chain is prepared. Product divisions identified over 400 key suppliers that needed to be evaluated. Questionnaires were sent to each of these suppliers, whose responses were reviewed and classified. On-site audits were performed at critical suppliers where readiness issues could be of serious consequence to our operations. In addition, over 100 more suppliers are being systematically reviewed by telephone to confirm that their preparations will be completed as required. As of September 30, 1999 we were able to classify all our key suppliers as low risk with respect to Year 2000 readiness, and we continue to monitor the addition of new suppliers to assure readiness is maintained. However, the readiness of third parties overall varies widely. Because our readiness is dependent on timely Year 2000 readiness of third parties, there can be no assurances that our efforts alone will resolve all Year 2000 issues applicable to our internal processes or our products.

The final area of focus for our Year 2000 readiness program is our external products. KLA-Tencor has over 18,000 installed tools at our customers' sites. We know that Year 2000 readiness is a major issue for our customers, who face important logistical issues in assuring their continued operations. Our field service engineers have audited the majority of our tools for their configuration to determine what needs to be done to bring our products, including older out-of-warranty products, to a state of readiness for the Year 2000. Readiness, upgrade requirements or "never ready" status has been reviewed through a series of system audits and an implementation plan put in place as required for each of our products. The framework of this project is similar to that established for our internal systems. This program has covered several key areas including date inspections, operating system investigations, runtime tests, software inspections and third party software component inventory. As of September 30, 1999, we have met the majority of the goals of this project, and we continue to address the remaining issues to ensure accurate information will be available prior to January 1, 2000.

The costs of our Year 2000 readiness program are primarily associated with the use of existing internal resources and incremental external spending. We estimate we have incurred approximately $8 million of incremental external spending directly associated with this program through September 30, 1999. We anticipate we will incur future incremental external spending to complete our readiness program of approximately $1 million. However, the actual future incremental spending may prove to be higher. Also, this estimate does not include the costs that could be incurred if one or more of our significant third party service providers fails to achieve Year 2000 readiness. We have not separately identified the costs incurred for our Year 2000 readiness program that are the result of use of internal resources and therefore, these costs are not included in the above estimates.

Based on currently available information, we do not believe that the Year 2000 issues related to internal systems or products sold by us to customers, as discussed above, will have a material impact on our financial condition or overall trends in results of operations. While we have undertaken a Year 2000 readiness program and have performed extensive testing of our internal systems and the products we manufacture, we are uncertain to what extent we may be affected by such matters. A significant disruption of our financial management and control systems or a lengthy interruption in our manufacturing operations caused by a Year 2000 readiness program related issue could result in a material adverse impact on our operating results and financial condition. A supplier's failure to ensure Year 2000 capability or our customer's concerns about Year 2000 readiness of our product could seriously harm our business.

We believe that Year 2000 readiness will be achieved prior to January 1, 2000. However, due to the substantial nature of work and the extent of testing that must take place, there can be no assurance that we will not experience delays or material costs associated with the program, which could be potentially detrimental to our operations . Furthermore, we cannot assure that such programs will successfully detect and correct all potential year 2000 associated problems in advance. To date, costs of bringing our products and systems to a state of compliance with the year 2000 have not been material and we do not anticipate future costs will have a material impact on our financial statements.

Semiconductor Equipment Industry Volatility
The semiconductor equipment industry is highly cyclical. The purchasing decisions of our customers are highly dependent on the economies of both the local markets in which they are located and the semiconductor industry worldwide. The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. This cyclical nature of our marketplace impacts our ability to accurately budget our expense levels, which are based in part on our projections of future revenues. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, we must be in a position to adjust our cost and expense structure to the prevailing market condition and to continue to motivate and retain our key employees. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. If we fail to respond to industry cycles, our business could be adversely impacted.

During the most recent down cycle, the semiconductor industry experienced excess production capacity that caused semiconductor manufacturers to decrease capital spending. We generally do not have long-term volume production contracts with our customers and we do not control the timing or volume of orders placed by our customers. Whether and to what extent our customers place orders for any specific products and the mix and quantities of products included in those orders are factors beyond our control. Insufficient orders will result in under-utilization of our manufacturing facilities and infrastructure and will negatively impact our operating results and financial condition.

Technological Change and Customer Requirements
Success in the semiconductor equipment industry depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions. For example, the semiconductor industry continues to shrink the size of semiconductor devices and recently has begun to commercialize the process of copper-based interconnects. These and other evolving customer needs require us to respond with continued development programs and to cut back or discontinue older programs which may no longer have industry-wide support. Technical innovations are inherently complex and require long development cycles and appropriate professional staffing. Our competitive advantage and future business success depend on our ability to accurately predict evolving industry standards, develop and introduce new products which successfully address changing customer needs, win market acceptance of these new products and manufacture these new products in a timely and cost-effective manner. If we do not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, our business could be seriously harmed.

In this environment, we must continue to make significant investments in research and development in order to enhance the performance and functionality of our products, to keep pace with competitive products and to satisfy customer demands for improved performance, features and functionality. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements or that we will be able to secure the financial resources necessary to fund future development. Substantial research and development costs typically are incurred before we confirm the technical feasibility and commercial viability of a product, and not all development activities result in commercially viable products. In addition, we cannot ensure that these products or enhancements will receive market acceptance or that we will be able to sell these products at prices that are favorable to us. Our business will be adversely impacted if we are unable to sell our products at favorable prices or if our products are not accepted by the market in which we operate.

Competition
Our industry includes large manufacturers with substantial resources to support customers worldwide. Our future performance depends, in part, upon our ability to continue to compete successfully worldwide. Some of our competitors are diversified companies with greater financial resources and more extensive research, engineering, manufacturing, marketing and customer service and support capabilities than we can provide. We face competition from companies whose strategy is to provide a broad array of products, some of which compete with the products and services that we offer. These competitors may bundle their products in a manner that may discourage customers from purchasing our products. In addition, we face competition from smaller emerging semiconductor equipment companies whose strategy is to provide a portion of the products and services which we offer, using innovative technology to sell products into specialized markets. Loss of competitive position could negatively impact our prices, customer orders, revenues, gross margins, and market share, any of which would negatively impact our operating results and financial condition. Our failure to compete successfully with these other companies would seriously harm our business.

International Trade and Economic Conditions
Ours is an increasingly global market. A significant percentage of our revenues are derived from outside the United States and we expect that international revenues will continue to represent a substantial percentage of our revenues. Our international revenues and operations are affected by economic conditions specific to each country and region. Although economies in the Asia Pacific region have stabilized to some degree, compared to early-to-mid fiscal 1999, and certain countries such as Taiwan have relatively healthy economies, we remain cautious about general macroeconomic developments in the Asia Pacific region, particularly Japan. Japan's economy is important to the overall financial health of the region. If the economies in the Asia Pacific region stagnate or deteriorate, the economies of other regions could also be impaired. Because of our significant dependence on international revenues, our operating results could be negatively impacted by a continued or additional decline in the economies of any of the countries or regions in which we do business.

Managing global operations and sites located throughout the world presents challenges associated with, among other things, cultural diversity and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Periodic local or international economic downturns, trade balance issues, political instability and fluctuations in interest and currency exchange rates could negatively impact our business and results of operations. Although we attempt to manage near term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate.

Intellectual Property Obsolescence and Infringement

Our success is dependent in part on our technology and other proprietary rights. We own various United States and international patents and have additional pending patent applications relating to some of our products and technologies. The process of seeking patent protection is lengthy and expensive, and we cannot be certain that pending or future applications will actually result in issued patents, or that, issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. Other companies and individuals, including our larger competitors, may develop technologies that are similar or superior to our technology or design around the patents we own.

We also maintain trademarks on certain of our products and services and claim copyright protection for certain proprietary software and documentation. However, we can give no assurance that our trademarks and copyrights will be upheld or successfully deter infringement by third parties.

While patent, copyright and trademark protection for our intellectual property is important, we believe our future success in highly dynamic markets is most dependent upon the technical competence and creative skills of our personnel. We attempt to protect our trade secret and other proprietary information through agreements with our customers, suppliers, employees and consultants and through other security measures. We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. We also maintain exclusive and non-exclusive licenses with third parties for strategic technology used in certain products. However, these employees, consultants and third parties may breach these agreements, and we may not have adequate remedies for wrongdoing. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

As is typical in the semiconductor equipment industry, from time to time we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which they believe cover certain of our products, processes, technologies or information. Our customary practice is to evaluate such assertions and consider whether to seek licenses where appropriate. Based on industry practice and prior experience, we believe that licenses or other rights, if necessary, will be available on commercially reasonable terms for existing or future claims. Nevertheless, we cannot ensure that licenses can be obtained, or if obtained will be on acceptable terms or that litigation or other administrative proceedings will not occur. The inability to obtain necessary licenses or other rights on reasonable terms could seriously harm our operating results and financial condition.

Key Suppliers
We use a wide range of materials in the production of our products including custom electronic and mechanical components, and we use numerous suppliers to supply materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers orders, we do not maintain an extensive inventory of materials for manufacturing. We seek to minimize the risk of production and service interruptions and/or shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers, and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers. There can be no assurance that our business will not be harmed if we do not receive sufficient parts to meet our production requirements in a timely and cost-effective manner.

Operations at our primary manufacturing facilities and our assembly subcontractors are subject to disruption for a variety of reasons, including work stoppages, fire, earthquake, flooding or other natural disasters, as well as Year 2000 related problems. Such disruption could cause delays in shipments of products to our customers. We cannot ensure that alternate production capacity would be available if a major disruption were to occur, or that if it were available, it could be obtained on favorable terms. Such a disruption could result in cancellation of orders or loss of customers and could seriously harm our business.

Key Employees
Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies worldwide has increased demand and competition for qualified personnel. We may not be able to attract, assimilate or retain qualified employees in the future. These factors could seriously harm our business.

Acquisitions
We seek to develop new technologies from both internal and external sources. As part of this effort, we may make acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including management issues and costs in connection with integration of the operations, technologies, and products of the acquired companies, possible write-downs of impaired assets, and the potential loss of key employees of the acquired companies. The inability to effectively manage these risks could seriously harm our business.

Litigation
We have in the past been involved in litigation relating to the infringement by us of other parties' patents and intellectual property rights. This type of litigation tends to be expensive and requires significant management time and attention. In addition, if we lose in this type of litigation, a court could require us to pay substantial damages and/or royalties, prohibiting us from using essential technologies. For these and other reasons, this type of litigation could have a material adverse effect on our business, financial condition and results of operations. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

Euro Conversion
A new European currency was implemented commencing in January 1999 to replace the separate currencies of eleven western European countries. This requires changes in our operations as we modify systems and commercial arrangements to deal with the new currency. Modifications are necessary in operations such as payroll, benefits and pension systems, contracts with suppliers and customers, and internal financial reporting systems. During the three-year transition period in which transactions may also be made in the old currencies, we must maintain dual currency processes for our operations. We have identified the issues created by this problem and the cost of this effort is not expected to have a material effect on our business or results of operations. We cannot be assured, however, that all problems will be foreseen and corrected or that no material disruption of our business will occur.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposures as set forth in its Annual Report on Form 10-K for the year ended June 30, 1998 have not changed significantly.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        A discussion regarding certain pending legal proceedings is included in Footnote 9 of the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. The information provided therein remains unchanged. Although the outcome of these claims cannot be predicted with certainty, management does not believe that any of these legal matters will have a material adverse effect on the Company's financial condition. Were an unfavorable ruling to occur, there exists the possibility of a material impact on the net income of the period in which the ruling occurs.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


    (a) Exhibits

        27.1 Financial Data Schedule.
        3.2 By-Laws as amended on October 4, 1999.

    (b) 8-K
        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      KLA-TENCOR CORPORATION
                                           (Registrant)




November 12, 1999                      /s/ ROBERT J. BOEHLKE
-----------------                     --------------------------------
     (Date)                           Robert J. Boehlke
                                      Executive Vice President
                                           and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit #                Description
---------                -----------
  3.2                    By-Laws as amended on October 4, 1999.
 27.1                    Financial Data Schedule