Form 10-Q
period 1999-12-31
KLA TENCOR CORP
filed 2000-02-14
CIK 319201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 1999

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

                         _____________________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

      As of January 31, 2000 there were 183,602,096 shares of the registrant's Common Stock, $0.001 par value, outstanding.

                                      INDEX

                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets at
            June 30, 1999 and December 31, 1999 .............................       3

            Condensed Consolidated Statements of Operations for
            the Three and Six Month Periods Ended December 31, 1998
            and 1999 ........................................................       4

            Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended December 31, 1998 and 1999 .............       5

            Notes to Condensed Consolidated Financial Statements.............       6


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................       9


Item 3   Quantitative and Qualitative Disclosures About Market Risk..........      16


PART II  OTHER INFORMATION

Item 1   Legal Proceedings...................................................      17

Item 4   Submission of Matters to a Vote of Security Holders.................      17

Item 6   Exhibits and Reports on Form 8-K....................................      17


SIGNATURES                                                                         18

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                             KLA-TENCOR CORPORATION
                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
                                 (In thousands)

                                                             June 30,     December 31,
                                                               1999          1999
                                                           ----------     ------------
ASSETS

Current assets:
  Cash and cash equivalents                                $  271,488     $  354,918
  Short-term investments                                       59,574         91,215
  Accounts receivable, net                                    280,070        316,625
  Inventories                                                 195,679        222,233
  Other current assets                                        135,530        150,797
                                                           ----------     ----------
        Total current assets                                  942,341      1,135,788

Land, property and equipment, net                             168,335        170,674
Marketable securities                                         424,121        407,788
Other assets                                                   50,103         64,292
                                                           ----------     ----------
        Total assets                                       $1,584,900     $1,778,542
                                                           ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                            $   14,567     $   15,145
  Accounts payable                                             35,249         37,898
  Other current liabilities                                   302,501        358,528
                                                           ----------     ----------
        Total current liabilities                             352,317        411,571
                                                           ----------     ----------

Stockholders' equity:
  Common stock and capital in excess of par value             504,352        551,411
  Retained earnings                                           723,048        811,799
  Accumulated other comprehensive income                        5,183          3,761
                                                           ----------     ----------
        Total stockholders' equity                          1,232,583      1,366,971
                                                           ----------     ----------
        Total liabilities and stockholders' equity         $1,584,900     $1,778,542
                                                           ==========     ==========


See accompanying notes to condensed consolidated unaudited financial statements.

                             KLA-TENCOR CORPORATION
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                    Three months ended            Six months ended
                                                       December 31,                 December 31,
                                                   1998           1999           1998           1999
                                                 ---------      ---------      --------       --------
Revenues                                         $ 193,371      $ 330,757      $398,601       $603,746
Costs and operating expenses:
    Costs of goods sold                            104,909        153,373       217,564        289,490
    Engineering, research and development           38,470         55,624        81,396        102,342
    Selling, general and administrative             49,966         60,148       102,539        113,562
    Non-recurring acquisition, restructuring
       and other charges                            42,700             62        42,700         (5,938)
                                                 ---------      ---------      --------       --------
        Total costs and operating expenses         236,045        269,207       444,199        499,456
                                                 ---------      ---------      --------       --------

Income (loss) from operations                      (42,674)        61,550       (45,598)       104,290

Interest income and other, net                      14,083          6,850        31,146         19,556
                                                 ---------      ---------      --------       --------

Income (loss) before income taxes                  (28,591)        68,400       (14,452)       123,846

Provision (benefit) for income taxes               (10,994)        19,151        (7,035)        35,095
                                                 ---------      ---------      --------       --------

Net income (loss)                                $ (17,597)     $  49,249      $ (7,417)      $ 88,751
                                                 =========      =========      ========       ========

Earnings (loss) per share:
    Basic                                        $   (0.10)     $    0.27      $  (0.04)      $   0.49
                                                 =========      =========      ========       ========
    Diluted                                      $   (0.10)     $    0.26      $  (0.04)      $   0.47
                                                 =========      =========      ========       ========

Weighted average number of shares:
    Basic                                          174,926        180,607       174,828        179,307
                                                 =========      =========      ========       ========
    Diluted                                        174,926        190,780       174,828        189,352
                                                 =========      =========      ========       ========


See accompanying notes to condensed consolidated unaudited financial statements.

                             KLA-TENCOR CORPORATION
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                          Six Months Ended
                                                                            December 31,
                                                                        1998           1999
                                                                     ---------      ---------
Cash flows from operating activities:
  Net income (loss)                                                  $  (7,417)     $  88,751
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                    21,721         28,525
       Deferred income taxes                                                --           (321)
       Restructuring charges                                            35,000         (7,838)
       Non-recurring acquisition charges                                 7,700          1,900
       Net gain on sale of marketable securities                       (11,119)        (3,323)
       Changes in assets and liabilities:
           Accounts receivable, net                                     40,353        (15,778)
           Inventories                                                  21,976        (26,128)
           Other assets                                                   (627)       (61,350)
           Accounts payable                                            (23,690)         1,764
           Other current liabilities                                   (31,679)        56,363
                                                                     ---------      ---------
             Net cash provided by operating activities                  52,218         62,565
                                                                     ---------      ---------
Cash flows from investing activities:
  Purchases of property and equipment, net                             (10,173)       (25,642)
  Net sales (purchases) of available for sale securities               (43,265)        25,267
  Acquisition of assets and technology                                 (12,522)        (6,900)
                                                                     ---------      ---------
             Net cash used in investing activities                     (65,960)        (7,275)
                                                                     ---------      ---------

Cash flows from financing activities:
  Issuance of common stock, net                                         18,710         54,690
  Stock repurchases                                                    (20,648)        (7,565)
  Net payments under debt obligations                                   (4,483)        (2,729)
                                                                     ---------      ---------
             Net cash provided by (used in) financing activities        (6,421)        44,396
                                                                     ---------      ---------

Effect of exchange rate changes on cash and cash equivalents           (18,181)       (16,256)
                                                                     ---------      ---------

Net increase (decrease) in cash and cash equivalents                   (38,344)        83,430

Cash and cash equivalents at beginning of period                       215,970        271,488
                                                                     ---------      ---------
Cash and cash equivalents at end of period                           $ 177,626      $ 354,918
                                                                     =========      =========

Supplemental cash flow disclosures:

  Income taxes paid, net of refunds                                  $   6,415      $   2,039
                                                                     =========      =========
  Interest paid                                                      $     996      $     166
                                                                     =========      =========


See accompanying notes to condensed consolidated unaudited financial statements.

                             KLA-TENCOR CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED UNAUDITED
                              FINANCIAL STATEMENTS

NOTE 1. In the opinion of management, the accompanying condensed consolidated unaudited financial statements include all adjustments (consisting only of normal recurring accruals) necessary for their fair presentation in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from those amounts. The results for the three-month period ended December 31, 1999 are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the presentation of the three-month period ended December 31, 1999.


NOTE 2.     Inventories (in thousands):

                                                June 30,     December 31,
                                                  1999          1999
                                                --------     ------------

            Customer service parts              $ 41,276       $ 45,300
            Raw materials                         45,906         48,781
            Work-in-process                       52,913         79,976
            Demonstration equipment               37,469         37,562
            Finished goods                        18,115         10,614
                                                --------       --------
                                                $195,679       $222,233
                                                ========       ========

NOTE 3. The Company has adopted a plan to repurchase shares of its Common Stock on the open market for the purpose of partially offsetting dilution created by employee stock options and stock purchase plans. During the six month period ended December 31, 1999, the Company repurchased 188,000 shares of its Common Stock at a cost of $7.6 million.

NOTE 4. For the three- and six-month periods ended December 31, 1998 and 1999, the components of comprehensive income, net of tax, are as follows (in thousands):

                                               Three months ended           Six months ended
                                                  December 31,                 December 31,
                                               1998          1999          1998          1999
                                             --------      --------      --------      --------
Net income (loss)                            $(17,597)     $ 49,249      $ (7,417)     $ 88,751
                                             --------      --------      --------      --------

Foreign currency translation adjustments        3,790         1,344         4,972         3,572
Unrealized gains (losses) on investments       (4,759)       (1,420)       (5,741)       (4,994)
                                             --------      --------      --------      --------
Other comprehensive loss                         (969)          (76)         (769)       (1,422)
                                             --------      --------      --------      --------
Total comprehensive income (loss)            $(18,566)     $ 49,173      $ (8,186)     $ 87,329
                                             ========      ========      ========      ========


NOTE 5. Basic earnings (loss) per share, is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. During the three- and six- month periods ended December 31, 1998, diluted loss per share was calculated using the weighted average number of shares outstanding during the periods. Options outstanding during the periods were excluded from the computation of diluted loss per share because the effect in periods with a net loss would be anti-dilutive. During the three- and six-month periods ended December 31, 1999, options to purchase 94,900 and 83,430 shares at a weighted average price of $46.30 and $44.60 were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares. The reconciling difference between the computation of basic and diluted earnings per share for the three- and six-month periods ended December 31, 1999, is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans.

For shareholders of record on January 4, 2000, the Company effected a 2:1 stock split of its Common Stock in the form of a 100 percent stock dividend. The stock dividend was paid on January 18, 2000. All share and per share amounts have been adjusted to reflect this transaction retroactively.

NOTE 6. In November 1998, the Company entered into a restructuring plan associated with the downturn in the semiconductor industry. The total pre-tax restructuring charge was $35 million. The plan included consolidation of facilities, write-down of assets associated with affected programs and reductions in the Company's global workforce. The Company expects to continue to utilize the restructuring reserves during the remainder of fiscal 2000 as the program is completed.

During the three- and six-month periods ended December 31, 1999, the Company determined that $1.8 and $7.8 million respectively of the restructuring reserve established during the three-month period ended December 31, 1998 would not be utilized because of a change in management's plans for utilization of certain facilities resulting from an increase in demand for the Company's products. Accordingly, the restructuring reserve reversal was included in the determination of income from operations for the three- and six-month periods ended December 31, 1999.

Restructuring and related charges for the period from November 1998 until December 31, 1999 were as follows (in thousands):

                                                              Severance
                                  Facilities     Inventory   and Benefits      Other         Total
                                   --------      --------      --------      --------      --------
Restructuring provision            $ 12,491      $  9,721      $  8,126      $  4,662      $ 35,000
Write-down of assets                 (2,035)       (6,729)          ---        (3,168)      (11,932)
Cash expenditures                    (2,328)         (409)       (2,672)       (1,000)       (6,409)
Restructuring reserve reversal       (5,721)         (279)          ---           ---        (6,000)
                                   --------      --------      --------      --------      --------
Balance at September 30, 1999         2,407         2,304         5,454           494        10,659
Write-down of assets                    ---        (1,420)          ---          (494)       (1,914)
Cash expenditure                       (143)          ---          (376)          ---          (519)
Restructuring reserve reversal       (1,257)          ---          (581)          ---        (1,838)
                                   --------      --------      --------      --------      --------
Balance at December 31, 1999       $  1,007      $    884      $  4,497      $    ---      $  6,388
                                   ========      ========      ========      ========      ========

NOTE 7. On November 30, 1999, KLA-Tencor acquired software developer ACME Systems, Inc. (ACME). ACME is a leading supplier of yield engineering analysis software used to correlate parametric electrical test and wafer sort yield data with in-line Work In Process (WIP) and Metrology data. The acquisition was accounted for as a purchase. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in KLA-Tencor's condensed consolidated balance sheet as of December 31, 1999 and the results of operations from November 30, 1999 through December 31, 1999 were included in the Company's condensed consolidated statement of operations.

KLA-Tencor acquired ACME for a total of $6.9 million in cash. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on management estimates

The in-process research and development charge of $1.9 million was determined by KLA-Tencor management, utilizing valuation methodologies approved by the Securities and Exchange Commission ("SEC"). However, there can be no assurance that the SEC will not take issue with assumptions used in KLA-Tencor's valuation model and require KLA-Tencor to revise the amount allocated to in-process research and development.

To determine the value of the in-process technology, the expected future cash flow attributable to the in-process technology was discounted, taking into account the percentage of completion, utilization of pre-existing technology, risks related to the characteristics and applications of the technology, existing and future markets, and technological risk associated with completing the development of the technology. The valuation approach used was a form of discounted cash flow approach commonly known as the "percentage of completion" approach whereby the cash flows from the technology are multiplied by the percentage of completion of the in-process technology.

NOTE 8. In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. The Company is required to adopt SFAS No. 133 in the first quarter of its fiscal year ending June 30, 2001. The effect of SFAS No. 133 is not expected to be material to the Company's financial statements.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles (GAAP) to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the quarter beginning after December 15, 1999. Although the Company believes its revenue recognition policies are in accordance with GAAP, the Company is currently studying SAB 101 and has not determined its impact on the Company's financial statements.

NOTE 9. A discussion regarding certain pending legal proceedings is included in Footnote 9 of the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. The information provided therein remains unchanged. Although the outcome of these claims cannot be predicted with certainty, management does not believe that any of these legal matters will have a material adverse effect on the Company's financial condition. Were an unfavorable ruling to occur, there exists the possibility of a material impact on the net income of the period in which the ruling occurs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Current Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the of Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. Generally, the words "anticipate", "expect", "intend", "believe" and similar expressions identify forward- looking statements. The information included in this Quarterly Report is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included here.

RESULTS OF OPERATIONS

Revenues were $331 million and $604 million for the three- and six-month periods ended December 31, 1999, compared to $193 million and $399 million for the same periods of the prior fiscal year, representing an increase of 71% and 51% for the respective periods. The increase in revenues was primarily attributable to increased capital spending by major semiconductor manufacturers. We experienced increased revenues across all product lines as a result of the increased capital spending by major semiconductor manufacturers.

Gross margins were 54% and 52% of revenues for the three- and six-month periods ended December 31, 1999, compared to 46% and 45% of revenues for the same periods in the prior fiscal year. Gross margins increased primarily due to increased capacity utilization resulting from higher unit volume as well as faster growth of higher margin product revenue compared to lower margin service revenue.

Engineering, research and development (R&D) expenses were $56 million and $102 million for the three- and six-month periods ended December 31, 1999, compared to $38 million and $81 million for the same periods in the prior fiscal year. As a percentage of revenues, R&D expenses decreased to 17% for the three- and six-month periods ended December 31, 1999, compared to 20% for the same periods in the prior fiscal year. Our investment in R&D represents a continued commitment to product development in new and emerging market segments and enhancements to existing products for 0.13 micron, copper development and 300mm wafers.

Selling, general and administrative expenses were $60 million and $114 million for the three- and six-month periods ended December 31, 1999, compared to $50 million and $103 million for the same periods in the prior fiscal year. As a percentage of revenues, selling, general and administrative expenses were 18% and 19% for the three- and six-month periods ended December 31, 1999, compared to 26% for the same periods in the prior fiscal year. Aggregate selling, general and administrative expenses increased over prior periods due to increases in our sales and marketing infrastructure, including hiring additional sales people.

During the three- and six-month periods ended December 31, 1999, we determined that $1.8 and $7.8 million, respectively, of the $35 million restructuring reserve established during the three-month period ended December 31, 1998 would not be utilized because of a change in management's plans for utilization of certain facilities resulting from an increase in demand for our products. Accordingly, the restructuring reserve reversal was included in the determination of income from operations for the three- and six-month periods ended December 31, 1999.

Non-recurring acquisition charges were $1.9 million for the three-month period ended December 31, 1999, compared to $7.7 million for the same period in the prior fiscal year. The current-year charge resulted from the acquisition of ACME Systems, Inc.

Interest income and other, net, decreased to $7 million and $20 million for the three- and six-month periods ended December 31, 1999, compared to $14 million and $31 million in the same periods in the prior fiscal year. The decrease was due primarily to a smaller gain on sale of marketable securities as the Company deferred a previously planned sale of stock in a supplier company.

Our effective tax rate for the three- and six-month periods ended December 31, 1999, was 28% on pretax income excluding nonrecurring income created by the reversal of our prior fiscal year restructuring reserves. This rate is consistent with the rate applied to recurring income during the prior fiscal year. The tax rate on the nonrecurring income was 35%, which is consistent with the tax rate applied when the restructuring reserve and related charges were recorded during the three-month period ended December 31, 1998. The overall tax rate was 28% and 28.3% for the three- and six-month periods ended December 31, 1999. We anticipate a tax rate of approximately 28% for the balance of the fiscal year ending June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended December 31, 1999, cash, cash equivalents, short-term investments and marketable securities balances increased to $854 million from $755 million. Net cash provided by operations for the six-month period ended December 31, 1999 was $62 million, compared to $52 million of net cash from operations for the same period of the prior fiscal year. This change primarily resulted from increased net income before non-cash charges and an increase in other liabilities offset by an increase in accounts receivable and inventory. Capital expenditures of $26 million were for manufacturing and engineering equipment and leasehold improvements necessary for our operations. Common stock issued through our employee stock purchase program and through stock option exercises during the six-month period ended December 31, 1999 provided $55 million.

Working capital increased to $724 million as of December 31, 1999, compared to $590 million at June 30, 1999, primarily due to a shift of our investment portfolio from marketable securities into short term investments and cash equivalents and to an increase in accounts receivable due to increased sales. We believe that existing liquid capital resources and funds generated from operations combined with the ability, if necessary, to borrow funds will be adequate to meet our operating and capital requirements and obligations through the foreseeable future. However, we can give no assurances that we will continue to generate sufficient funds from operations or that we will be able to borrow funds on reasonable terms in the future, if necessary.

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

      -     the shortage of qualified workers in the areas we operate; and

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

Semiconductor Equipment Industry Volatility

The semiconductor equipment industry is highly cyclical. The purchasing decisions of our customers are highly dependent on the economies of both the local markets in which they are located and the semiconductor industry worldwide. The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. This cyclical nature of our marketplace impacts our ability to accurately project our future revenue and expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, we must be in a position to adjust our cost and expense structure to the prevailing market condition and to continue to motivate and retain our key employees. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Failure to respond to industry cycles would adversely affect our business.

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

Technological Change and Customer Requirements

Success in the semiconductor equipment industry depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions. For example, the semiconductor industry continues to shrink the size of semiconductor devices and recently has begun to commercialize the process of copper-based interconnects. These and other evolving customer needs require us to respond with continued development programs and to cut back or discontinue older programs which may no longer have industry-wide support. Technical innovations are inherently complex and require long development cycles and appropriate professional staffing. Our competitive advantage and future business success depend on our ability to predict accurately evolving industry standards, develop and introduce new products which successfully address changing customer needs, win market acceptance of these new products and manufacture these new products in a timely and cost-effective manner. If we do not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, our business could be seriously harmed.

In this environment, we must continue to make significant investments in research and development in order to enhance the performance and functionality of our products, to keep pace with competitive products and to satisfy customer demands for improved performance, features and functionality. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements or that we will be able to secure the financial resources necessary to fund future development. Substantial research and development costs typically are incurred before we confirm the technical feasibility and commercial viability of a product, and not all development activities result in commercially viable products. In addition, we cannot ensure that these products or enhancements will receive market acceptance or that we will be able to sell these products at prices that are favorable to us. Our business will be adversely affected if we are unable to sell our products at favorable prices or if our products are not accepted by the market in which we operate.

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

International Trade and Economic Conditions

Ours is an increasingly global market. A significant percentage of our revenues are derived from outside the United States and we expect that international revenues will continue to represent a substantial percentage of our revenues. Our international revenues and operations are affected by economic conditions specific to each country and region. Although economies in the Asia Pacific region have stabilized to some degree, compared to early-to-mid fiscal 1999, and certain countries such as Taiwan have relatively healthy economies, we remain cautious about general macroeconomic developments in the Asia Pacific region, particularly Japan. Japan's economy is important to the overall financial health of the region. If the economies in the Asia Pacific region stagnate or deteriorate, the economies of other regions could also be impaired. Because of our significant dependence on international revenues, a continued or additional decline in the economies of any of the countries or regions in which we do business would negatively affect our operating results.

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

While patent, copyright and trademark protection for our intellectual property is important, we believe our future success in highly dynamic markets is most dependent upon the technical competence and creative skills of our personnel. We attempt to protect our trade secret and other proprietary information through agreements with our customers, suppliers, employees and consultants and through other security measures. We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. We also maintain exclusive and non-exclusive licenses with third parties for strategic technology used in certain products. However, these employees, consultants and third parties may breach these agreements, and we may not have adequate remedies for wrongdoing. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

As is typical in the semiconductor equipment industry, from time to time we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which they believe cover certain of our products, processes, technologies or information. Our customary practice is to evaluate such assertions and consider whether to seek licenses where appropriate. Based on industry practice and prior experience, we believe that licenses or other rights, if necessary, will be available on commercially reasonable terms for existing or future claims. Nevertheless, we cannot ensure that licenses can be obtained, or if obtained will be on acceptable terms or that litigation or other administrative proceedings will not occur. Our inability to obtain necessary licenses or other rights on reasonable terms could seriously harm our operating results and financial condition.

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

Operations at our primary manufacturing facilities and our assembly subcontractors are subject to disruption for a variety of reasons, including work stoppages, fire, earthquake, flooding or other natural disasters. Such disruption could cause delays in shipments of products to our customers. We cannot ensure that alternate production capacity would be available if a major disruption were to occur, or that if it were available, it could be obtained on favorable terms. Such a disruption could result in cancellation of orders or loss of customers and could seriously harm our business.

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

Acquisitions

We seek to develop new technologies from both internal and external sources. As part of this effort, we may make acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including management issues and costs in connection with integration of the operations, technologies, and products of the acquired companies, possible write-downs of impaired assets, and the potential loss of key employees of the acquired companies. The inability to manage these risks effectively could seriously harm our business.

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

Euro Conversion

A new European currency was implemented commencing in January 1999 to replace the separate currencies of eleven western European countries. This requires changes in our operations as we modify systems and commercial arrangements to deal with the new currency. Modifications are necessary in operations such as payroll, benefits and pension systems, contracts with suppliers and customers, and internal financial reporting systems. During the three-year transition period in which transactions may also be made in the old currencies, we must maintain dual currency processes for our operations. We have identified the issues created by this problem and the cost of this effort is not expected to have a material effect on our business or results of operations. We cannot be assured, however, that all problems will be foreseen and corrected or that no material disruption of our business will occur as a result of this currency change.

Year 2000 Issue

The Year 2000 computer issue presented risks for us as it did for other companies. However, based on currently available information, we have not experienced material Year 2000 issues, related either to internal systems or to products sold by us to customers.

The Year 2000 problem arose from the use of a two-digit field to identify years in computer programs, and the assumption of a single century - the 1900s. Any program so created may have read, or attempted to have read, "00" as the year 1900. There are two other related issues which could also lead to incorrect calculations or failure: some systems' programming assigns special meaning to certain dates and the year 2000 is a leap year. Accordingly, some computer hardware and software, including programs embedded within machinery and parts, needed to be modified prior to the year 2000 in order to remain functional. We use a significant number of computer software programs and operating systems in our internal operations, including applications used in our financial, product development, order management and manufacturing systems, as well as in the products we manufacture and sell. Additionally, we were dependent upon our critical suppliers, contract manufacturers, other vendors, and customers to determine if their operations, products, services and payments they provide were Year 2000 ready.

The inability of computer software programs to accurately recognize, interpret and process date codes designating the year 2000 and beyond could have caused errors or operating problems that would have disrupted business operations. If this would have occurred in our internal systems it could have adversely affected our ability to process orders, to forecast production requirements or to issue invoices. A significant failure of our computer integrated manufacturing systems that monitor and control factory equipment would have disrupted manufacturing operations and caused a delay in the completion and shipping of products. Similarly, if our critical suppliers' or customers' systems or products failed because of a Year 2000 malfunction, their disruption could have negatively impacted our operating results. Finally, if our own products had malfunctioned as a result of a failure in date recognition, we could have experienced increased warranty claims and litigation, which could have harmed our business.

To avoid these kinds of disruptions, KLA-Tencor commenced a broad-ranging Year 2000 readiness program during fiscal 1997. The Year 2000 project was established to ensure that all of our company-wide systems, components, infrastructure, critical suppliers and products would operate in such a manner that business would be uninterrupted into and beyond the year 2000. The three main goals of our Year 2000 readiness program were: internal information and operating systems; our supply chain; and external product readiness.

The first focus area was our internal information and operating systems. This internal Year 2000 readiness project included three major activities:

      - Inventory collection and categorization, which included identification of all our systems and items that needed to be addressed for year 2000 readiness and creation of a master list categorized by critical need;

      - Assessment, in which each functional group evaluated the readiness of systems inventoried; including as necessary, researching vendor documentation, direct vendor contact, code search, and/or execution of a detailed test plan; and

      - Remediation or correction of the problems found, which included vendor provided application patches, correction of bugs as necessary and needed upgrades of software and hardware.

As of December 31, 1999 we had completed the activities of this project.

The second area of emphasis in our Year 2000 readiness program was to ensure our supply chain was prepared. Manufacturing divisions identified over 400 key suppliers that needed to be evaluated. As of December 31, 1999 we were able to classify all our key suppliers as low risk with respect to Year 2000 readiness.

The final area of focus for our Year 2000 readiness program was our external products. KLA-Tencor has over 18,000 installed tools at our customers' sites. We know that Year 2000 readiness was a major issue for our customers, who faced important logistical issues in assuring their continued operations. Our field service engineers audited the majority of our tools for their configuration to determine what needed to be done to bring our products, including older out-of-warranty products, to a state of readiness for the Year 2000. As of December 31, 1999, we completed the activities of this project.

The costs of our Year 2000 readiness program were primarily associated with the use of existing internal resources and incremental external spending. We estimate we incurred approximately $9 million of incremental external spending directly associated with this program through December 31, 1999. Based on currently available information, we have not incurred costs that related to any of our significant third party service provider's failure to achieve Year 2000 readiness. We did not separately identify the costs incurred for our Year 2000 readiness program that were the result of use of internal resources and therefore, these costs are not included in the above estimates.

Based on currently available information, we have not experienced Year 2000 issues, related either to internal systems or products sold by us to customers, nor do we anticipate any additional Year 2000 issues, specifically those related to some programming assigning special meaning to certain dates or to the year 2000 being a leap year. However, a significant disruption of our financial management and control systems or a lengthy interruption in our manufacturing operations caused by a Year 2000-related issue could result in a material adverse impact on our operating results and financial condition. Additionally, we have not experienced a disruption of our operations caused by a supplier's Year 2000-related issues. However, a significant disruption of our operations caused by a supplier's Year 2000-related issue, or our customer's concerns about Year 2000 readiness of our product could seriously harm our business.

We believe that Year 2000 readiness was achieved by January 1, 2000. However, we cannot assure our readiness programs successfully detected and corrected all potential year 2000 associated problems. Furthermore, we cannot assure that our internal systems and products sold by us to customers have run all combinations of all software programs that could be affected by Year 2000 computer issues. The costs of bringing our products and systems to a state of compliance with the year 2000 were not material and we do not anticipate future costs, if any, will have a material impact on our financial statements.



ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposures as set forth in its Annual Report on Form 10-K for the year ended June 30, 1999 have not changed significantly.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of KLA-Tencor Corporation was held on November 16, 1999 at the Company's offices in Milpitas, California. Of the 89,491,136 shares outstanding as of September 20, 1999, the record date, 77,810,728 shares (86%) were present or represented by proxy at the meeting.

      1. The table below presents the results of the election to the Company's board of directors.

                                                      Votes
                                     Votes For       Withheld
                                    ----------     ---------
            Kenneth Levy            74,131,725     3,679,003
            Samuel Rubinovitz       74,132,338     3,678,390
            Jon D. Tompkins         74,127,083     3,683,645
            Lida Urbanek            74,136,006     3,674,722

      2. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ended June 30, 2000. This proposal received 77,590,110 votes for, 26,023 votes against, with 198,475 abstaining and 3,880 broker non-votes.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            27.1     Financial Data Schedule.

      (b)   Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KLA-TENCOR CORPORATION
                                               (Registrant)



February 11, 2000                         /s/ John H. Kispert
------------------------                  --------------------------------------
       (Date)                             John H. Kispert
                                          Vice President, Finance and Accounting

                                 EXHIBIT INDEX

Exhibit
 Number     Description
-------     -----------
 27.1       Financial Data Schedule.