Form 10-Q
period 2000-03-31
KLA TENCOR CORP
filed 2000-05-15
CIK 319201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         Commission File Number 0-9992

                             KLA-TENCOR CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              04-2564110
-------------------------------                              -------------------
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

                                Yes [X]   No [ ]


     As of April 28, 2000 there were 185,980,435 shares of the registrant's Common Stock, $0.001 par value, outstanding.

                                      INDEX

                                                                              Page
                                                                             Number
                                                                             ------
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

            Condensed Consolidated Unaudited Balance Sheets at
            June 30, 1999 and March 31, 2000 ................................   3

            Condensed Consolidated Unaudited Statements of Operations
            for the Three- and Nine-Month Periods Ended March 31, 1999
            and 2000 ........................................................   4

            Condensed Consolidated Unaudited Statements of Cash Flow
            for the Nine-Month Periods Ended March 31, 1999 and 2000 ........   5

            Notes to Condensed Consolidated Unaudited Financial Statements...   6


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................  10


Item 3   Quantitative and Qualitative Disclosures About Market Risk..........  15



PART II  OTHER INFORMATION

Item 1   Legal Proceedings...................................................  16

Item 6   Exhibits and Reports on Form 8-K....................................  16


SIGNATURES                                                                     17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             KLA-TENCOR CORPORATION
                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
                                 (In thousands)

                                                          June 30,        March 31,
                                                            1999            2000
                                                         ----------      ----------
ASSETS

Current assets:
   Cash and cash equivalents                             $  271,488      $  379,660
   Short-term investments                                    59,574          99,021
   Accounts receivable, net                                 280,070         403,382
   Inventories                                              195,679         255,624
   Other current assets                                     135,530         149,556
                                                         ----------      ----------
         Total current assets                               942,341       1,287,243


Land, property and equipment, net                           168,335         182,406
Marketable securities                                       424,121         409,361
Other assets                                                 50,103          78,005
                                                         ----------      ----------

         Total assets                                    $1,584,900      $1,957,015
                                                         ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                         $   14,567      $   14,189
   Accounts payable                                          35,249          47,262
   Other current liabilities                                302,501         430,499
                                                         ----------      ----------
         Total current liabilities                          352,317         491,950
                                                         ----------      ----------

Stockholders' equity:
   Common stock and capital in excess of par value          504,352         576,161
   Retained earnings                                        723,048         885,146
   Accumulated other comprehensive income                     5,183           3,758
                                                         ----------      ----------
         Total stockholders' equity                       1,232,583       1,465,065
                                                         ----------      ----------
         Total liabilities and stockholders' equity      $1,584,900      $1,957,015
                                                         ==========      ==========

See accompanying notes to condensed consolidated unaudited financial statements.

                             KLA-TENCOR CORPORATION
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                        Three months ended             Nine months ended
                                                             March 31,                      March 31,
                                                       1999          2000             1999            2000
                                                      --------     ---------        ---------     -----------
Revenues                                             $ 210,939     $ 413,017        $ 609,540     $ 1,016,763

Costs and operating expenses:
Costs of goods sold                                    110,680       181,372          328,244         470,862
Engineering, research and development                   39,500        67,498          120,896         169,840
     Selling, general and administrative                47,795        71,700          150,334         185,262
     Non-recurring acquisition, restructuring
        and other charges                                   --         1,300           42,700          (4,638)
                                                      --------     ---------        ---------     -----------
         Total costs and operating expenses            197,975       321,870          642,174         821,326
                                                      --------     ---------        ---------     -----------

Income (loss) from operations                           12,964        91,147          (32,634)        195,437

Interest income and other, net                          15,898        10,722           47,044          30,278
                                                      --------     ---------        ---------     -----------

Income before income taxes                              28,862       101,869           14,410         225,715

Provision for income taxes                               8,080        28,522            1,045          63,617
                                                      --------     ---------        ---------     -----------

Net income                                            $ 20,782     $  73,347        $  13,365     $   162,098
                                                      ========     =========        =========     ===========

Earnings per share:
     Basic                                            $   0.12     $    0.40        $    0.08     $      0.90
                                                      ========     =========        =========     ===========
     Diluted                                          $   0.11     $    0.38        $    0.07     $      0.85
                                                      ========     =========        =========     ===========

Weighted average number of shares:
     Basic                                             175,760       184,026          175,148         180,890
                                                      ========     =========        =========     ===========
     Diluted                                           185,928       195,236          182,444         191,529
                                                      ========     =========        =========     ===========

See accompanying notes to condensed consolidated unaudited financial statements.

                             KLA-TENCOR CORPORATION
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                   Nine Months Ended
                                                                        March 31,
                                                                 1999            2000
                                                               ---------       ---------
Cash flows from operating activities:
   Net income                                                  $  13,365       $ 162,098
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                             35,121          45,431
        Deferred income taxes                                     (7,372)           (457)
        Restructuring charges                                     35,000          (7,838)
        Non-recurring acquisition charges                          7,700           3,200
        Net gain on sale of marketable securities                (11,890)         (1,937)
        Changes in assets and liabilities:
              Accounts receivable, net                            25,034        (106,467)
              Inventories                                         22,949         (64,963)
              Other assets                                        (1,287)        (66,473)
              Accounts payable                                   (17,404)         11,332
              Other current liabilities                          (15,436)        126,712
                                                               ---------       ---------
                Net cash provided by operating activities         85,780         100,638
                                                               ---------       ---------
Cash flows from investing activities:
   Purchases of property and equipment, net                      (25,238)        (49,636)
   Net sales of available for sale securities                      9,540          15,270
   Acquisition of assets and technology                          (12,522)        (19,925)
                                                               ---------       ---------
                Net cash used in investing activities            (28,220)        (54,291)
                                                               ---------       ---------

Cash flows from financing activities:
   Issuance of common stock, net                                  26,657          91,286
   Stock repurchases                                             (33,448)        (16,406)
   Net payments under debt obligations                            (7,773)         (3,217)
                                                               ---------       ---------
                Net cash provided by (used in)
                  financing activities                           (14,564)         71,663
                                                               ---------       ---------

Effect of exchange rate changes on cash and
   cash equivalents                                              (13,781)         (9,838)
                                                               ---------       ---------

Net increase in cash and cash equivalents                         29,215         108,172

Cash and cash equivalents at beginning of period                 215,970         271,488
                                                               ---------       ---------
Cash and cash equivalents at end of period                     $ 245,185       $ 379,660
                                                               =========       =========


Supplemental cash flow disclosures:

   Income taxes paid, net of refunds                           $   4,387       $   7,772
                                                               =========       =========

   Interest paid                                               $   1,685       $     476
                                                               =========       =========

See accompanying notes to condensed consolidated unaudited financial statements.

                             KLA-TENCOR CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED UNAUDITED
                              FINANCIAL STATEMENTS

NOTE 1. In the opinion of management, the accompanying condensed consolidated unaudited financial statements include all adjustments (consisting only of normal recurring accruals) necessary for their fair presentation in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from those amounts. The results for the three-month period ended March 31, 2000 are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the presentation of the three-month period ended March 31, 2000.


NOTE 2.       Inventories (in thousands):

                                   June 30,      March 31,
                                     1999          2000
                                  -----------------------
Customer service parts             $ 41,276      $ 50,043
Raw materials                        45,906        75,796
Work-in-process                      52,913        75,196
Demonstration equipment              37,469        42,606
Finished goods                       18,115        11,983
                                   --------      --------
                                   $195,679      $255,624
                                   ========      ========

NOTE 3. The Company has adopted a plan to repurchase shares of its Common Stock on the open market for the purpose of partially offsetting dilution created by employee stock options and stock purchase plans. During the nine-month period ended March 31, 2000, the Company repurchased 314,000 shares of its Common Stock at a cost of $16.4 million.

NOTE 4. Components of comprehensive income, net of tax, are as follows (in thousands):

                                                  Three months ended               Nine months ended
                                                       March 31,                         March 31,
                                                 1999            2000            1999            2000
                                               ---------       ---------       ---------       ---------
Net income                                     $  20,782       $  73,347       $  13,365       $ 162,098
                                               ---------       ---------       ---------       ---------
Foreign currency translation adjustments          (1,599)           (696)          3,373           2,876
Unrealized gains (losses) on investments,
   net of taxes                                   (1,602)            693          (7,343)         (4,301)
                                               ---------       ---------       ---------       ---------
Other comprehensive loss                          (3,201)             (3)         (3,970)         (1,425)
                                               ---------       ---------       ---------       ---------
Total comprehensive income                     $  17,581       $  73,344       $   9,395       $ 160,673
                                               =========       =========       =========       =========


NOTE 5. Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

During the three- and nine- month periods ended March 31, 1999, options to purchase approximately 41,000 and 1,552,000 shares, respectively, at prices ranging from $39.00 to $69.88 were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares. During the three- and nine- month periods ended March 31, 2000, options to purchase approximately 0 and 57,000 shares, respectively, at prices ranging from $56.31 to $68.00 were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares.

The reconciling difference between the computation of basic and diluted earnings per share for the periods presented is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans.

For shareholders of record on January 4, 2000, the Company effected a 2:1 stock split of its Common Stock in the form of a 100 percent stock dividend. The stock dividend was paid on January 18, 2000. All prior-period share and per share amounts have been adjusted to reflect this transaction retroactively.

NOTE 6. In November 1998, the Company entered into a restructuring plan associated with the downturn in the semiconductor industry. The total pre-tax restructuring charge was $35 million. The plan included consolidation of facilities, write-down of assets associated with affected programs and reductions in the Company's global workforce. The Company has fully identified the remaining reserve amounts and expects full utilization of these amounts in its fourth quarter.

During the six-month period ended December 31, 1999, the Company determined that $7.8 million of the restructuring reserve established during the three-month period ended December 31, 1998 would not be utilized because of a change in management's plans for utilization of certain facilities resulting from an increase in demand for the Company's products. Accordingly, the restructuring reserve reversal was included in the determination of income from operations for the nine-month period ended March 31, 2000.

Restructuring and related charges for the period from November 1998 until March 31, 2000 were as follows (in thousands):

                                                                 Severance
                                   Facilities      Inventory    and Benefits      Other          Total
                                   ----------      ---------    ------------     --------       --------
Restructuring provision             $ 12,491       $  9,721       $  8,126       $  4,662       $ 35,000
Write-down of assets                  (2,035)        (8,149)          --           (3,662)       (13,846)
Cash expenditures                     (2,471)          (409)        (3,048)        (1,000)        (6,928)
Restructuring reserve reversal        (6,978)          (279)          (581)          --           (7,838)
                                    --------       --------       --------       --------       --------
Balance at December 31, 1999           1,007            884          4,497           --            6,388
Write-down of assets                    --             (439)        (2,952)          --           (3,391)
Cash expenditures                        (18)          --              (74)          --              (92)
                                    --------       --------       --------       --------       --------
Balance at March 31, 2000           $    989       $    445       $  1,471       $   --         $  2,905
                                    ========       ========       ========       ========       ========

NOTE 7. On February 1, 2000 KLA-Tencor Corporation acquired software developer FINLE Technologies, Inc. (FINLE). FINLE supplies lithography modeling and data analysis software which enables semiconductor manufacturers to speed development of advanced lithography processes required to develop and produce integrated circuits with 0.13 micron and smaller geometries.

On March 23, 2000, KLA-Tencor Corporation acquired Fab Solutions, a division of ObjectSpace. Fab Solutions is a leading provider of advanced process control software solutions for semiconductor manufacturing which enables yield and process engineers to respond to the major yield-impacting parametric data in a fab in near-real time.

Both acquisitions were accounted for as purchases. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in KLA-Tencor's condensed consolidated balance sheet as of March 31, 2000 and the results of operations from the respective dates of purchase through March 31, 2000 were included in the Company's condensed consolidated statement of operations.

KLA-Tencor acquired FINLE and Fab Solutions for $5.0 and $8.0 million in cash, respectively. The total purchase prices were allocated to the estimated fair values of assets acquired and liabilities assumed for the respective companies based on management estimates. The FINLE acquisition agreement includes certain additional annual installment contingency payments .

The in-process research and development charges for FINLE and Fab Solutions of $1.3 million were determined by KLA-Tencor management, utilizing valuation methodologies approved by the Securities and Exchange Commission (SEC). However, there can be no assurance that the SEC will not take issue with assumptions used in KLA-Tencor's valuation model and require KLA-Tencor to revise the amounts allocated to in-process research and development.

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

NOTE 8. In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. The Company is required to adopt SFAS No. 133 in the first quarter of its fiscal year ending June 30, 2001. The effect of SFAS No. 133 is not expected to be material to the Company's financial statements.

In March 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101A, "Amendment: Revenue Recognition in Financial Statements." SAB 101A amends Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements," to defer the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles (GAAP) to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the first quarter of its fiscal year beginning July 1, 2000. The Company is seeking clarification on the requirements of SAB101 as they relate to the semiconductor capital equipment industry; and, therefore the Company has not determined the impact of SAB 101 on its financial statements.

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

RESULTS OF OPERATIONS

Revenues were $413 million and $1,017 million for the three- and nine-month periods ended March 31, 2000, compared to $211 million and $610 million for the same periods of the prior fiscal year, representing an increase of 96% and 67% for the respective periods. We experienced increased revenues across nearly all product lines as a result of the increased capital spending by major semiconductor manufacturers.

Gross margins were 56% and 54% of revenues for the three- and nine-month periods ended March 31, 2000, compared to 48% and 46% of revenues for the same periods in the prior fiscal year. Gross margins increased primarily due to increased capacity utilization resulting from higher unit volume, as well as faster growth of higher margin product revenue compared to lower margin service revenue.

Engineering, research and development (R&D) expenses were $67 million and $170 million for the three- and nine-month periods ended March 31, 2000, compared to $40 million and $121 million for the same periods in the prior fiscal year. As a percentage of revenues, R&D expenses decreased to 16% and 17% for the three- and nine-month periods ended March 31, 2000, compared to 19% and 20% for the same periods in the prior fiscal year. Our investment in R&D represents a continued commitment to product development in new and emerging market segments and enhancements to existing products for 0.13 micron, copper development and 300mm wafers.

Selling, general and administrative expenses were $72 million and $185 million for the three- and nine-month periods ended March 31, 2000, compared to $48 million and $150 million for the same periods in the prior fiscal year. As a percentage of revenues, selling, general and administrative expenses were 17% and 18% for the three- and nine-month periods ended March 31, 2000, compared to 23% and 25% for the same periods in the prior fiscal year. Aggregate selling, general and administrative expenses increased, but at a slower rate than the increase in revenues. The aggregate increase was primarily due to increases in our sales and marketing infrastructure.

During the six-month period ended December 31, 1999, we determined that $7.8 million of the $35 million restructuring reserve established during the three-month period ended December 31, 1998 would not be utilized because of a change in management's plans for utilization of certain facilities resulting from an increase in demand for our products. Accordingly, the restructuring reserve reversal was included in the determination of income from operations for the nine-month period ended March 31, 2000.

Non-recurring acquisition charges were $1.3 and $3.2 million for the three- and nine-month periods ended March 31, 2000, compared to $7.7 million for the same periods in the prior fiscal year. The current-year charges resulted from the acquisition of ACME Systems, Inc., FINLE Technologies, Inc. and Fab Solutions.

Interest income and other, net, were $11 million and $30 million for the three- and nine-month periods ended March 31, 2000, compared to $16 million and $47 million in the same periods in the prior fiscal year. The decrease was due to the reduction in sales of stock held in a vendor company.

Our effective tax rate for the three- and nine-month periods ended March 31, 2000 was 28% on pretax income excluding nonrecurring income created by the reversal of our prior fiscal year restructuring reserves. This rate is consistent with the effective rate applied to recurring income during the same periods in the prior fiscal year. The tax rate on the restructure reserve reversal in the nine-month period ended March 31, 2000 was 35%, which is consistent with the tax rate applied when the restructuring reserve was recorded during the three-month period ended December 31, 1998. The overall tax rate was 28% for the three- and nine-month periods ended March 31, 2000. We anticipate an overall tax rate of approximately 28% for the balance of the fiscal year ending June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended March 31, 2000, cash, cash equivalents, short-term investments and marketable securities balances increased to $888 million from $755 million at June 30, 1999. Net cash provided by operations for the nine-month period ended March 31, 2000 was $101 million, compared to $86 million of net cash from operations for the same period of the prior fiscal year. This change primarily resulted from increased net income before non-cash charges and an increase in other liabilities offset by an increase in accounts receivable and inventory. Capital expenditures of $50 million were for manufacturing and engineering equipment and leasehold improvements necessary for our operations. Common stock issued through our employee stock purchase program and through stock option exercises during the nine-month period ended March 31, 2000 provided $91 million.

Working capital increased to $795 million as of March 31, 2000, compared to $590 million at June 30, 1999, primarily due to income generated from operations and cash flows from employee-related equity transactions . We believe that existing liquid capital resources and funds generated from operations combined with the ability, if necessary, to borrow funds will be adequate to meet our operating and capital requirements through the foreseeable future. However, we can give no assurances that we will continue to generate sufficient funds from operations or that we will be able to borrow funds on reasonable terms in the future, if necessary.

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

     - our ability to manage our manufacturing requirements with cyclical demand.

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

Semiconductor Equipment Industry Volatility

The semiconductor equipment industry is highly cyclical. The purchasing decisions of our customers are highly dependent on the economies of both the local markets in which they are located and the semiconductor industry worldwide. The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. This cyclical nature of our marketplace impacts our ability to project accurately our future revenue and expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, we must be in a position to adjust our cost and expense structure to the prevailing market condition and to continue to motivate and retain our key employees. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Failure to respond to industry cycles would adversely affect our business.

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

International Trade and Economic Conditions

Ours is an increasingly global market. A majority of our revenues are derived from outside the United States and we expect that international revenues will continue to represent a substantial percentage of our revenues. Our international revenues and operations are affected by economic conditions specific to each country and region. Although economies in the Asia Pacific region have stabilized to some degree, compared to early-to-mid fiscal 1999, and certain countries such as Taiwan have relatively healthy economies, we remain cautious about general macroeconomic developments in the Asia Pacific region, particularly Japan. Japan's economy is important to the overall financial health of the region. If the economies in the Asia Pacific region stagnate or deteriorate, the economies of other regions could also be impaired. Because of our significant dependence on international revenues, a continued or additional decline in the economies of any of the countries or regions in which we do business would negatively affect our operating results.

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

Intellectual Property Obsolescence and Infringement

Our success is dependent in part on our technology and other proprietary rights. We own various United States and international patents and have additional pending patent applications relating to some of our products and technologies. The process of seeking patent protection is lengthy and expensive, and we cannot be certain that pending or future applications will actually result in issued patents, or that issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. Other companies and individuals, including our larger competitors, may develop technologies that are similar or superior to our technology or design around the patents we own.

We also maintain trademarks on certain of our products and services and claim copyright protection for certain proprietary software and documentation. However, we can give no assurance that our trademarks and copyrights will be upheld or successfully deter infringement by third parties.

While patent, copyright and trademark protection for our intellectual property is important, we believe our future success in highly dynamic markets is most dependent upon the technical competence and creative skills of our personnel. We attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants and through other security measures. We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. We also maintain exclusive and non-exclusive licenses with third parties for strategic technology used in certain products. However, these employees, consultants and third parties may breach these agreements, and we may not have adequate remedies for wrongdoing. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

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


                                        KLA-TENCOR CORPORATION
                                        (Registrant)



May 12, 2000                            /s/ Robert J. Boehlke
-----------------------------           ---------------------------
           (Date)                       Robert J. Boehlke
                                        Executive Vice President
                                        and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                    Description
-------                   -----------
 27.1               Financial Data Schedule