Form 10-K
period 2000-06-30
KLA TENCOR CORP
filed 2000-09-28
CIK 319201

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                           COMMISSION FILE NO. 0-9992

                              -------------------

                             KLA-TENCOR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -------------------

                  DELAWARE                             04-2564110
      (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
       INCORPORATION OR ORGANIZATION)

    160 RIO ROBLES, SAN JOSE, CALIFORNIA                  95134
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 875-6000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
       NONE                                              NONE

                              -------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                          COMMON STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant's stock, as of September 20, 2000, was $9,992,701,796. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The registrant had 187,436,376 shares of Common Stock outstanding as of September 20, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement") to be held on November 10, 2000, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended June 30, 2000, are incorporated by reference into Part III of this Report.

================================================================================


                                                           INDEX

                                                                                                         Page
                                                                                                         ----

                                                           PART I

         Item 1.         Business ..................................................................        3
         Item 2.         Properties ................................................................       17
         Item 3.         Legal Proceedings .........................................................       18
         Item 4.         Submission of Matters to a Vote of Security Holders .......................       19

                                                          PART II

         Item 5.         Matters for the Registrant's Common Stock
                         and Related Shareholder Matters............................................       20
         Item 6.         Selected Financial Data ...................................................       21
         Item 7.         Management's Discussion and Analysis
                         of Results of Operations and Financial Condition...........................       21
         Item 7A.        Quantitative and Qualitative Disclosures About Market Risk ................       35
         Item 8.         Financial Statements and Supplementary Data ...............................       36
                             Consolidated Balance Sheets at June 30, 1999
                               and June 30, 2000 ...................................................       37
                             Consolidated Statements of Operations for each of the
                               three years in the period ended June 30, 2000 .......................       38
                             Consolidated Statements of Stockholders' Equity for each
                               of the three years in the period ended June 30, 2000 ................       39
                             Consolidated Statements of Cash Flows for each of the
                               three years in the period ended June 30, 2000 .......................       40
                             Notes to Consolidated Financial Statements.............................       41
                             Quarterly Results of Operations (Unaudited)............................       62
                             Report of Independent Accountants......................................       63
         Item 9.         Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure ....................................       64

                                                          PART III

         Item 10.        Directors and Executive Officers of the Registrant ........................       65
         Item 11.        Executive Compensation ....................................................       68
         Item 12.        Security Ownership of Certain Beneficial
                         Owners and Management .....................................................       68
         Item 13.        Certain Relationships and Related Transactions ............................       68

                                                          PART IV

         Item 14.        Exhibits, Financial Statements, Schedules, and
                         Report on Form 8-K.........................................................       69
         Signatures      ...........................................................................       72
         Schedule II     Valuation and Qualifying Accounts..........................................       73
         Exhibits        ...........................................................................       75

                           FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in or incorporated by reference in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. Such forward-looking statements include, among others, those statements regarding the future results of our operations; technological trends in the semiconductor industry; our future product offerings and product features; anticipated revenue from various domestic and international regions; success of our product offerings; completion of backlog; creation of development and engineering programs for research and development; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions; construction of our new Livermore, California campus; the outcome of any litigation to which we are a party; results of our investment in leading edge technologies, enhancements of current products and strategic acquisitions; our future income tax rate; sufficiency of our existing cash balance, investments and cash generated from operations to meet our liquidity and working capital requirements; and the effects of hedging transactions.

         Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition" in this Annual Report on Form 10-K. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in fiscal 2001. You are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update forward-looking statements.


                                     PART I


ITEM 1.  BUSINESS

THE COMPANY

         KLA-Tencor Corporation ("KLA-Tencor") is the world's leading supplier of process control and yield management solutions for the semiconductor and related microelectronics industries. Our comprehensive portfolio of products, software, analysis, services and expertise is designed to help integrated circuit manufacturers manage yield throughout the entire wafer fabrication process - from research and development to final mass production yield analysis.

         We offer a broad spectrum of products and services that are used by every major semiconductor manufacturer in the world. These customers turn to us for in-line wafer defect monitoring; reticle and photomask defect inspection; CD SEM metrology; wafer overlay; film and surface measurement; and overall yield and fab-wide data analysis. These advanced products, coupled with our unique yield management consulting practice, allow us to deliver the complete yield management solutions customers need to accelerate their yield learning rates, reduce their yield excursion risks and adopt industry-leading yield management practices.

         KLA-Tencor Corporation was formed in April 1997 through the merger of KLA Instruments Corporation and Tencor Instruments, two long-time leaders in the semiconductor equipment industry, each with over 20 years of experience. KLA Instruments Corporation was incorporated in Delaware in July 1975 and Tencor Instruments in California in 1976. Effective April 30, 1997, Tencor Instruments merged into a wholly owned subsidiary of KLA Instruments Corporation. Immediately following this merger, KLA Instruments Corporation changed its name to KLA-Tencor Corporation.

         During fiscal 2000, we acquired ACME Systems, Inc., FINLE Technologies, Inc. and Fab Solutions, a division of Object Space, Inc. For further details, see the section below entitled "Acquisitions."

INDUSTRY

General Background

         The semiconductor fabrication process begins with a bare silicon wafer
- a round disk, six, eight or twelve inches in diameter, about as thick as a credit card and gray in color. The process of manufacturing wafers is in itself a high technology activity, involving the creation of large ingots of silicon by pulling them out of a vat of molten silicon. The ingots are then sliced into wafers and polished to a mirror finish on one surface, upon which the circuits are made.

         The fabrication of an integrated circuit ("IC" or "chip") is accomplished by depositing a series of film layers upon a silicon wafer that act as conductors, semiconductors or insulators. The deposition of these film layers is interspersed with numerous other process steps that create circuit patterns, remove portions of the film layers, and perform other functions such as heat treatment, measurement and inspection. Most advanced chip designs require well over 300 individual steps, many of which are performed multiple times. Most chips consist of two main structures: the lower structure, typically consisting of transistors or capacitors, which performs the "smart" functions of the chip, and the upper structure, typically consisting of "interconnect" circuitry, which connects the components in the lower structure.

Current Trends

         Several factors inherent in the semiconductor industry drive the critical need for comprehensive process control and yield management solutions. Among the most significant of these factors are: increasing device complexity, shrinking geometries, reduced product life cycles for the IC's being manufactured, and increased competition. Our key activities during fiscal year 2000 involved development of process control and yield management equipment for smaller feature sizes, 300mm wafers and copper-based devices.

         Today, manufacturers of advanced integrated circuits require systems capable of measurements smaller than 0.25 micron (approximately 1/300 the thickness of a human hair). At the same time, advanced manufacturing facilities are producing integrated circuits on silicon wafers measuring 300 millimeter in diameter. The complexity of the sub-micron semiconductor manufacturing process combined with the recent transition from aluminum to copper as the primary interconnect material in integrated circuits has caused dramatic growth in the demand for increasingly precise manufacturing process monitors. As a result, total yield management solutions play a more significant role in the semiconductor manufacturing process than in the past. With our portfolio of applications-focused technologies and our dedicated yield consulting expertise, we are in a unique position to be the single source for comprehensive yield management solutions.

         The continuing evolution of semiconductor devices to smaller line width geometries and more complex multi-level circuitry has significantly increased the cost and the performance requirements of the capital equipment used to manufacture these devices. Construction of an advanced wafer fabrication facility can cost over $1 billion, a substantial increase over the cost of prior-generation facilities. As a result, there is a demand for increased productivity and higher returns from manufacturing equipment. Because our process monitoring and yield management equipment typically represent only a small percentage of the total investment required to build a fabrication facility, our customers are able to better leverage these increasingly expensive facilities and significantly improve their returns on investment.

Our Process Control and Yield Management Solutions

         Accelerating the yield ramp and maximizing the production yields of high-performance devices are key goals of modern semiconductor manufacturing. Achieving higher yields faster and with higher performance characteristics increases the revenue a manufacturer can obtain from each semiconductor wafer. KLA-Tencor systems are used to analyze product and process quality all at critical points in the IC manufacturing process and provide feedback to our customers so that fabrication problems can be identified, addressed and eliminated. This ability to locate the source of defects and other process issues, as well as contain them, enables semiconductor manufacturers to increase yields and device value, thus maximizing return on investment and lowering manufacturing costs.

         As design rules decrease, yields become more sensitive to the size and density of defects, while device performance characteristics become more sensitive to such parameters as linewidth, film thickness variation, and other factors. Semiconductor manufacturers use process monitoring and yield management systems to improve yields and device performance by identifying defects and other anomalies and analyzing them to determine process problems. After corrective action has been taken, subsequent results can be monitored to ensure that the problem has been contained. This monitoring and analysis takes place at various points in the fabrication process as wafers move through a production cycle.

         The following are some of the methods used to accelerate yields and optimize device performance, all of which require the capture and analysis of data gathered through many measurements:

                  Engineering analysis: This method of analysis is performed off-line from the manufacturing process to identify, analyze and locate the source of defects or other manufacturing process issues. Engineering analysis equipment operates with very high sensitivity to enable comprehensive analysis of wafers. Because this method operates off of the manufacturing line, high operational speeds are not required.

                  In-line monitoring: This method of analysis is used to review the status of integrated circuits during production. Information generated is used to determine whether the fabrication process steps are within required tolerances. It is also used to make any necessary real-time process adjustments before wafer lots move to subsequent process stations. Because information related to defects is needed quickly, in-line monitoring requires both high throughput and high sensitivity.

                  Pass/fail tests: This method of analysis may be used at several different points in the manufacturing process to evaluate whether products meet performance specifications.

         The most significant opportunities for yield and device performance improvement generally occur when production is started at new factories and when chips or wafers are first built. Equipment that helps a manufacturer quickly increase new product yields and optimize device performance enables the manufacturer to offer these new products in high volumes early in the product life cycle - the time when they are likely to generate the greatest profits.

         KLA-Tencor is the leader in the design, manufacture, marketing and service of process monitoring and yield management systems for the semiconductor industry. Our technical expertise and understanding of customer needs enable us to provide unique yield management solutions and one of the broadest lines of process monitoring and yield management function systems available in the semiconductor industry. Our systems are used to analyze product and process quality at critical points in the IC manufacturing process and to provide feedback to our customers that can be used to identify, address, contain and eliminate fabrication problems. As a result, our customers may increase yields and device value, and may maximize their return on investment and lower their manufacturing costs.

PRODUCTS

         We market and sell products to all major semiconductor IC manufacturers and semiconductor wafer manufacturers worldwide. We combine our hardware - consisting of patterned and unpatterned wafer inspection, optical overlay and e-beam metrology, reticle inspection, film measurement and surface metrology tools - with analysis and classification software, into process module control ("PMC") solutions. We offer a PMC solution optimized for each of the manufacturing process cells - lithography, etch, deposition and chemical mechanical planarization (CMP) - used in IC production.

         Our registered trademarks are: "KLA", "Tencor", "Surfscan," "KLA-Tencor," "Klarity" and "Quantox". "SEMSpec", "SP1", "CRS", "PMC-Net", "IMPACT", "SmartGallery", "pQC", "STARlight" and "iSupport" are among the other trademarks we maintain.

Wafer Inspection

         Our inspection tools are used to detect, count, classify and characterize particles and pattern defects on wafers in off-line engineering applications and in-line at various stages during the semiconductor and wafer manufacturing processes. Wafer defect detection systems inspect wafers as they move between processing steps and detect defects and contaminants on both bare silicon and patterned silicon. We pioneered the market for automated defect inspection of semiconductor wafers over a decade ago. The KLA-Tencor solution includes all the tools necessary for our customers to detect, correlate and analyze defects and to determine and correct the cause of defects.

         In 1992, we introduced the 21xx inspection system series, which provided the sensitivity required for the logic and repeating array portions of memory devices, as well as for microprocessors and other logic devices. Each new model of the 21xx series has provided greater sensitivity and throughput than its predecessor. In 1997, we introduced the model 2138, a new patterned wafer inspection system combining an ultra-broadband illumination source and significantly improved brightfield optics. In 1999, we introduced the model 2139, which extended the capability of the 21xx product line to 0.18-micron processes and incorporated additional sensitivity and ease-of-use enhancements. In July of 2000, we introduced the 2350, the first ultraviolet ("UV") inspection system to feature ultra-broadband brightfield illumination--enabling the resolution of circuit patterns and defects for 0.13-micron and smaller design rules. The 2350 delivers a two-fold increase in throughput over the previous generation 21xx platform.

         In 1995, we introduced the AIT inspection system, a platform designed with high throughput and low cost of ownership ("CoO") for fast and accurate feedback on process tool performance as well as advanced line monitoring for films, chemical mechanical planarization ("CMP"), and non-critical etch and photo modules. The AIT uses darkfield technology, which is a low-angle illumination technique particularly effective for detecting defects on planar surfaces such as post-CMP wafers. In 1998, we introduced the AIT II, which expanded on the capability of the AIT through increased sensitivity and throughput. In July of 2000, we introduced the AIT III, providing high-throughput inspection with the increased sensitivity needed for 0.13-micron and smaller design rules.

         In 1991, we introduced the SEMSpec(TM) system series, which provide a fully automatic e-beam defect inspection system. Scanning Electron Microscopes ("SEM") use an electron beam to image and measure surface features on a semiconductor wafer at a much higher resolution than images captured by optical microscopes. As the industry moves deeper into the sub-0.18-micron realm, SEM-based inspection becomes mandatory for accelerating yield ramps. In 1999, we developed the eS20, which has performance enhancements compared to the previous generation of e-beam defect inspection systems. In July of 2000, we introduced the eS20XP, which delivers further improvements in sensitivity while increasing throughput.

         In 1997, we introduced the Surfscan SP1(TM), which is used for bare wafer qualification, process monitoring and equipment monitoring. It provides the high sensitivity, fast throughput and low CoO required in a production environment, and is used in virtually all semiconductor manufacturing processes. The SP1 TBI ("Triple Beam Illumination") was introduced in 1998 and was designed with additional optical configurations needed to detect sub-micron defects on metal films and rough surfaces while still providing sensitivity below 0.1 micron on polished silicon. It is also used for detecting defects on non-uniform films, a critical requirement for CMP applications. In November of 1999, we introduced a Surface Nanotopography Measurement capability for the SP1, enhancing lithography and CMP process monitoring for 0.13-micron process development.

         In 1999, we became the first to automate after-develop inspection ("ADI") for macro defects with the introduction of the 2401 macro defect inspection system. Designed to replace inefficient manual macro ADI, the 2401 is the industry's first fully automated inspection system able to detect and classify front-end macro lithographic defects, which are 50 microns and larger in size. Current manual ADI methods may capture only 20 percent of photo-related defects as a result of wafer complexity, background patterning noise and human boredom and fatigue. In contrast, the 2401 captures more than 90 percent of all critical macro ADI defects, while providing comprehensive defect classification and yield information to dramatically reduce scrap and enable continuous process improvements.

         Our defect review capability includes optical confocal technology as well as e-beam for higher sensitivity. In 1995, we introduced the CRS(TM) optical review system, which offers high throughput and low CoO. In 2000, we introduced the eV300 defect review system, an advanced, automated SEM designed to gather defect excursion information, analyze and report the results with the improved sensitivity required at smaller design rules. The eV300 supplements optical review by providing topographical information, enabling more accurate defect classification than can be achieved by optical review systems alone.

         We offer analysis systems comprised of hardware and software to translate raw inspection data into patterns that reveal process problems. Our software productivity and analysis systems capture, store and analyze data collected by inspection, measurement and test equipment to show defect trends and help semiconductor manufacturers develop long-term yield improvement strategies. In November of 1999, we introduced our PMC-Net(TM) software, the industry's first software solution to connect all yield, process and test-floor related data into a single, automated, customizable and easy-to-use data collection, analysis and reporting system. PMC-Net fully automates the yield management and process control functions throughout the fab, enabling semiconductor manufacturers to speed time to market and time to profit. The PMC-Net product line was enhanced in fiscal 2000 with a series of strategic acquisitions, including Taiwan-based ACME Systems, Inc., the world's leading supplier of yield correlation software; FINLE Technologies, the industry leader in simulation software to reduce lithography development time and cost; and Fab Solutions, a leading provider of advanced process control ("APC") software solutions for semiconductor manufacturing.

         In 1997, we introduced IMPACT(TM) automated defect classification ("ADC"), enabling semiconductor manufacturers to utilize software systems both within and between fabrication facilities to accelerate the ramp to higher process yields. With IMPACT ADC, semiconductor manufacturers can develop a defect classification recipe on one system and then export it to any other system or fabrication facility running identical processes. In November of 1999, we introduced IMPACT XP, incorporating improved optics support and a new SmartGallery(TM) setup tool, which reduces the setup time associated with ADC implementation in fabs by as much as 70 percent. This is a critical requirement, particularly for foundries and application specific integrated circuit ("ASIC") manufacturers, who specialize in short runs of multiple products. In July of 2000, we introduced IMPACT SEM XP, bringing to our eV300 SEM review tool the same production-proven ADC capabilities already implemented on our high-resolution optical wafer inspection platforms. With these new capabilities, customers can optimize the eV300 for use in classifying and reviewing the extremely small defects associated with advanced semiconductor manufacturing processes, including 0.13-micron and smaller design rules, thus dramatically reducing the CoO of SEM review.

         "Run-time classification" ("RTC") capability, first introduced on both the AIT II and 2139 products, continues to be a critical feature on all of our next-generation optical inspection tools, including the AIT III and 2350. RTC provides classification and binning of defect types in real time during inspection, thus providing better organized information in less time and at a lower cost.

         All of these tools and software--together with our yield management expertise--comprise our integrated Defect Reduction and Control Solution. This integrated yield management approach provides semiconductor device manufacturers with a comprehensive tool set providing accelerated attainment of yield goals.

Optical Overlay and E-Beam Metrology

         The critical dimension ("CD") of a semiconductor device refers to a circuit line, element, or feature that must be manufactured to tight specifications. Semiconductor circuits can be very sensitive to the widths of their features. Even small variations can affect the speed of the circuit, or whether the circuit works at all. Control of linewidth errors is critical to the manufacturing process. Our CD SEM metrology systems measure selected linewidth features on a chip, thus enabling control of the manufacturing process. Decreasing linewidths, larger die sizes and additional layers also affect the tolerances for layer-to-layer matching ("Overlay"). Overlay mis-registration errors are a crucial cause of yield loss. Our metrology systems measure the alignment between different layers of the semiconductor device.

         In 1999, we introduced the 8100XP CD SEM, designed to address the new metrology challenges associated with manufacturing ICs with 0.18-micron and smaller design rules. Providing maximum flexibility for both photomask manufacturers and advanced lithography development fabs, the 8100XP is the only CD SEM that can measure both reticles and wafers without requiring any hardware or software changeover. In November of 1999, we enhanced our 8100 CD SEM family with our new Pattern Quality Confirmation ("pQC"(TM)) software. With pQC, the 8100 CD SEM family combines in-line, real-time metrology with process inspection, enabling the detection of systematic lithography and etch related problems that can go undetected by traditional CD SEM measurements. In June of 2000, we introduced our latest generation CD SEMs, the 8200 series (for 200 mm wafers) and the 8300 series (for 300 mm wafers). These tools combine high throughput, advanced imaging, superior measurement precision and enhanced productivity capabilities in a new Windows NT-based platform.

         To address the challenges presented by overlay mis-registration, we offer the 5000 series metrology systems for overlay measurement. The measurement algorithms for the 5000 series are more tolerant of process and substrate reflectivity variations than other optical systems. Based on these measurements, users can fine-tune the stepper program to compensate for these errors and improve process yield. In 1999, we introduced the 5300 overlay system, which has performance enhancements compared to the previous generation of tools and is designed to handle both 200 mm and 300 mm wafers.

Reticle Inspection

         Our reticle inspection systems look for possible defects that could be transmitted to the design pattern on the wafer. Reticles are high precision quartz plates that contain microscopic images of electronic circuits. These reticles are used to transfer circuit patterns onto wafers to fabricate ICs. Error-free reticles are the first step in ensuring high yields in the manufacturing process because defects in reticles can be replicated on wafers. We pioneered the market for automated inspection of reticles and photomasks for the semiconductor manufacturing industry over two decades ago and continue to be a market leader.

         Our 3XX product family incorporates both a reference database generator and a data preparation system, which give full die-to-database functionality to the inspection. This permits inspection against the ideal reticle pattern as specified by the user's CAD program. We have continued to develop enhancements to the 3XX to improve performance, serviceability and reliability. In 1997, we introduced two new reticle and photomask inspection enhancements, the Advanced Performance Algorithm and the STARlight(TM) high resolution option. These enhancements enable highly accurate and reliable inspection of next-generation sub-0.25-micron reticles, including reticles with complex optical proximity correction geometries. In July of 1999, we introduced the 365UV-HR, a new high numerical aperture ("NA") reticle pattern inspection tool for deep ultraviolet ("DUV"), sub-wavelength lithography. The industry's most sensitive UV reticle inspection tool available today, the 365UV-HR provides the advanced reticle inspection capabilities necessary for both high-volume manufacturing of 0.18-micron devices and early development of 0.13-micron processes. We are currently in a joint-development program with SEMATECH to develop the family of next-generation reticle inspection products designed for the needs of 0.13-micron production and 0.10-micron development. We expect these products to be introduced in the fall of 2000.

Film Measurement

         Our film measurement products measure a variety of optical and electrical properties of thin films. These products are used to control a wide range of wafer fabrication steps, where within-wafer and wafer-to-wafer uniformity of the process is of paramount importance to semiconductor manufacturers - enabling them to achieve high device performance characteristics at the lowest possible cost.

         In 1995, we introduced the UV-1250SE, which brought a powerful new technology to production, called spectroscopic ellipsometry. Next came the ASET-F5, our third generation spectroscopic ellipsometry tool, which addresses the difficult film measurement needs that come from the continuing evolution of film development driven by shorter linewidths. In 1999, we introduced an enhanced version of our award-winning ASET-F5 thin film measurement system, known as the ASET-F5x. It incorporates a single wavelength ellipsometry ("SWE") option to complement the industry-leading spectroscopic ellipsometry ("SE") and dual-beam spectrophotometry ("DBS") technologies incorporated in the ASET-F5. These combined capabilities provide the accuracy, repeatability and system-to-system matching required for the production of advanced ICs with geometries as small as 0.1 micron. In addition, the ASET-F5x is a bridge tool capable of handling either 200 mm or 300 mm wafers.

         Our Quantox(R) product is a non-contact, electrical performance metrology system for gate dielectric films. Gate dielectric quality is critical to the speed and reliability of an IC. Quantox(R) measures key parameters such as contamination and oxide thickness used for gate dielectric process control to help maximize device yield.

Surface Metrology

         Our Stylus profilers measure the surface topography of films and etched surfaces and are used in basic research and development as well as semiconductor production and quality control. We recently introduced the next generation of the award-winning HRP(R) high resolution profiler. This system combines the dishing and erosion measurement capabilities of our long-scan profilers with high aspect ratio etched feature measurement capability historically limited to atomic force microscopes. This allows customers to monitor their critical etch processes such as shallow trench isolation and dual-damascene via/trench. In addition, we produce stress measurement systems, which detect reliability-related problems such as film cracking, voiding and lifting.

CUSTOMER SERVICE AND SUPPORT

         We enhance the value of our products through our Customer Service and Support services, which provide comprehensive worldwide service and support across all KLA-Tencor product lines. We also offer a yield management consulting service to improve our customers' return on investment.

         Our customer support organization is responsible for much of the support of our customers following the shipment of the equipment and software, including on-site repair, telephone support, system installation, relocation services, and selected post-sales applications. We also offer iSupport(TM), a fast, comprehensive and secure on-line customer support offering that enables KLA-Tencor's technical support and applications engineers to remotely access data from KLA-Tencor tools and operate them in real time to diagnose and rapidly resolve problems when they occur - all via a secure on-line connection controller by the customer at all times. Our Worldwide Support

Operations Educational Services offers a comprehensive selection of technical courses from maintenance and service training to basic and advanced applications and operation. We offer standard and customized courses for individuals and groups both at the user's location and in one of our three training facilities. We also offer self-paced learning packages, including video, computer-based training and study plans.

         In addition, we provide yield management consulting practice, which provides the systems, software and yield management expertise to speed the implementation of customers' yield improvement programs. This practice provides a broad range of services and support, including new fab yield management solution planning, factory and field customer applications training, dedicated ramp management support, integrated yield management consulting/applications support for effective solution implementation, and regional customer response centers with remote-access diagnostics. Use of our consulting practice provides accelerated yield learning rates and improved device performance for maximum return on investment.

CUSTOMERS

         To support our growing, global customer base, we maintain a significant presence throughout the United States, Europe, Asia-Pacific and Japan, staffed with local sales and applications engineers, customer and field service engineers and yield management consultants. We count among our largest customers leading semiconductor manufacturers from each of these regions. In fiscal 2000, 1999 and 1998, no single customer accounted for more than 10% of our revenues.

         Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. We do not consider our business to be seasonal in nature, but it is cyclical with respect to the capital equipment procurement practices of semiconductor manufacturers and is impacted by the investment patterns of such manufacturers in different global markets. Downturns in the semiconductor industry or slowdowns in the worldwide economy could have a material adverse effect on our future business and financial results.

SALES, SERVICE AND MARKETING

         Our sales, service and marketing efforts are focused on building long-term relationships with our customers. We focus on providing a single and comprehensive resource for the full breadth of process control and yield management products and services. Customers benefit from the simplified planning and coordination, as well as the increased equipment compatibility found when dealing with a single supplier. Our revenues are derived primarily from product sales, principally through our direct sales force and - to a lesser extent - through distributors.

         We believe that the size and location of our field sales, service and applications engineering, and marketing organizations represent a competitive advantage in our served markets. We have direct sales forces in the U.S., Europe, Asia-Pacific and Japan. We maintain an export compliance program that is designed to fully meet the requirements of the U.S. Departments of Commerce and State.

         Our facilities throughout the world employ over 2,200 sales personnel, service engineers and applications engineers. We maintain sales and service offices throughout the U.S. In addition, we have wholly-owned subsidiaries or branches of U.S. subsidiaries in Japan, Taiwan, Singapore, Malaysia, China, the United Kingdom, France, Germany, Switzerland, Italy and Israel for marketing, sales and service of our products. International sales accounted for approximately 70%, 60%, and 56% of our revenues in fiscal 2000, 1999, and 1998 respectively. Additional information regarding our revenues from foreign operations for our last three fiscal years is incorporated by reference from
Note 8 of the Notes to the Consolidated Financial Statements found under Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

         We believe that sales outside the U.S. will continue to be a significant percentage of our revenues. Our future performance will depend, in part, on our ability to continue to compete successfully in Asia, one of the largest markets for the sale of yield management services in process monitoring equipment. Our ability to compete in this area is dependent upon the continuation of favorable trading relationships between countries in the region (especially Japan, Taiwan and Korea) and the United States, and our continuing ability to maintain satisfactory relationships with leading semiconductor companies in the region.

         International sales and operations may be adversely affected by imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations. In addition, international sales may be adversely affected by the economic conditions in each country. The revenues from our international business may also be affected by fluctuations in currency exchange rates. Although we attempt to manage near term currency risks through "hedging," there can be no assurance that such efforts will be adequate. These factors could have a material adverse effect on our future business and financial results.

BACKLOG

         Our backlog for systems totaled $982 million at June 30, 2000, compared to $449 million at June 30, 1999. We expect to fill the present backlog of orders during fiscal 2001; however, all orders are subject to cancellation or delay by the customer with limited or no penalty. Due to possible customer changes in delivery schedules and to cancellation of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

RESEARCH AND DEVELOPMENT

         The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation. These technical innovations are inherently complex and require long development cycles and appropriate professional staffing. We believe continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our human and financial resources to research and development programs and seek to maintain close relationships with customers to remain responsive to their needs. As part of our customer relationships, we may enter into certain strategic development and engineering programs whereby our customers offset certain of our research and development costs.

         Key activities during fiscal year 2000 involved development of process control and yield management equipment for smaller feature sizes, copper-based devices and 300mm wafers. For information regarding our research and development expenses during the last three fiscal years, including costs offset by our strategic development and engineering programs, see Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" in this Annual Report on Form 10-K.

         In order to meet continuing developments in the semiconductor industry, we are committed to significant engineering efforts toward both product improvement and new product development. New product introductions may contribute to fluctuations in operating results, since customers may defer ordering existing products. If new products have reliability or quality problems, those problems may result in reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products and additional service and warranty expenses. On occasion, we have experienced reliability and quality problems in connection with certain product introductions, resulting in some of these consequences. There can be no assurance that we will successfully develop and manufacture new hardware and software products, or that new hardware and software products introduced by us will be accepted in the marketplace. If we do not successfully introduce new products, our results of operations will be affected adversely.

MANUFACTURING, RAW MATERIALS AND SUPPLIES

         We perform system design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities take place in San Jose and Milpitas, California, with additional operations in Bedford, Massachusetts and Migdal Ha'Emek, Israel. We employ approximately 1,350 manufacturing and 1,350 engineering personnel.

         Many of the parts, components and subassemblies (collectively "parts") are standard commercial products, although certain items are made to KLA-Tencor specifications. We use numerous vendors to supply parts for the manufacture and support of our products. Although we make reasonable efforts to ensure that these parts are available from multiple suppliers, this is not always possible; and certain parts included in our systems may be obtained only from a single supplier or a limited group of suppliers. We endeavor to minimize the risk of production interruption by selecting and qualifying alternative suppliers for key parts, by monitoring the financial condition of key suppliers and by ensuring adequate inventories of key parts are available to maintain manufacturing schedules.

         Although we seek to reduce our dependence on sole and limited source suppliers, in some cases the partial or complete loss of certain of these sources could disrupt scheduled deliveries to customers and have a material adverse effect on our results of operations and damage customer relationships.

COMPETITION

         The worldwide market for process control and yield management systems is highly competitive. In each of our product markets, we face competition from established and potential competitors, some of which may have greater financial, research, engineering, manufacturing and marketing resources than us, such as Applied Materials, Inc. and Hitachi Electronics Engineering Co., Ltd. We may also face future competition from new market entrants from other overseas and domestic sources. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. We believe that to remain competitive, we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development.

         Significant competitive factors in the market for process control and yield management systems include system performance, ease of use, reliability, installed base and technical service and support. We believe that, while price and delivery are important competitive factors, the customers' overriding requirement is for systems which easily and effectively incorporate automated and highly accurate inspection and metrology capabilities into their existing manufacturing processes, thereby enhancing productivity.

         Our process control and yield management systems for the semiconductor industry are intended to compete based upon performance and technical capabilities. These systems may compete with less expensive and more labor-intensive manual inspection devices.

         Management believes that KLA-Tencor is a strong competitor with respect to both its products and services. However, any loss of competitive position could negatively impact our prices, customer orders, revenues, gross margins, and market share, any of which would negatively impact our operating results and financial condition.

ACQUISITIONS

         We continue to pursue a course of strategic acquisitions and alliances to expand our technologies, product offerings and distribution capabilities. In fiscal 2000, we acquired two companies and a division of a third company to further our position in key markets and technologies:

         We acquired ACME Systems, Inc., a leading supplier of yield engineering analysis software used to correlate electrical test and wafer sort yield data with in-line Work In Process and Metrology Data.

         We acquired FINLE Technologies, Inc., which supplies lithography modeling and data analysis software which enables semiconductor manufacturers to speed development of advanced lithography processes required to develop and produce integrated circuits with 0.13 micron and smaller geometrics.

         We acquired Fab Solutions, a division of ObjectSpace, Inc., which provides advanced process control software solutions for semiconductor manufacturing, enabling yield and process engineers to respond to the major yield-impacting parametric data in a fab in near-real time.

         The financial position and results of operations of all three acquisitions were immaterial in relation to those of KLA-Tencor and each transaction was accounted for as a purchase. Further details of these acquisitions are incorporated by reference from Note 3 of the Notes to the Consolidated Financial Statements found under Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

         Acquisitions involve numerous risks, including management issues and costs in connection with integration of the operations, technologies, and products of the acquired companies, possible write-downs of impaired assets, and the potential loss of key employees of the acquired companies. The inability to manage these risks effectively could negatively impact our operating results and financial condition.

PATENTS AND OTHER PROPRIETARY RIGHTS

         We protect our proprietary technology through reliance on a variety of intellectual property laws, including patent, copyright and trade secrets. We have filed and obtained a number of patents in the United States and abroad and intend to continue to pursue the legal protection of our technology through intellectual property laws. In addition, from time to time we acquire license rights under U.S. and foreign patents and other proprietary rights of third parties.

         Due to the rapid pace of innovation within the process control and yield management systems industry, management believes that our protection of patent and other intellectual property rights is less important than factors such as our technological expertise, continuing development of new systems, market penetration, installed base and the ability to provide comprehensive support and service to customers.

         No assurance can be given that patents will be issued on any of our applications, that license assignments will be made as anticipated or that our patents, licenses or other proprietary rights will be sufficiently broad to protect our technology. No assurance can be given that any patents issued to or licensed by us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide us with a competitive advantage. In addition, there can be no assurance that we will be able to protect our technology or that competitors will not be able to independently develop similar or functionally competitive technology.

EMPLOYEES

         As of June 30, 2000, we employed a total of approximately 5,800 persons. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

         Competition is intense in the recruiting of personnel in the semiconductor and semiconductor equipment industry. We believe that our future success will depend in part on our continued ability to hire and retain qualified management, marketing and technical employees.


ITEM 2.  PROPERTIES

         KLA-Tencor operates in a number of locations worldwide. In fiscal 2000, we had one significant real estate transaction:

                  During the fourth quarter of fiscal 2000, we announced an agreement to purchase up to 43 acres of land in Livermore, California, to build a new campus. The campus will initially include two new 120,000-square-foot buildings dedicated to manufacturing and customer service with a plan to build four additional buildings on the campus over the next five years. Construction on the new campus is scheduled to begin during the first quarter of fiscal 2001. Further details of this new campus are incorporated by reference from Note 7 of the Notes to the Consolidated Financial Statements found under Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

Information regarding our principal properties at June 30, 2000 is set forth below:



          LOCATION                    TYPE                        PRINCIPAL USE                    FOOTAGE        OWNERSHIP
---------------------------    -----------------    --------------------------------------     --------------   -------------
Phoenix, AZ                    Office               Sales and Service                                9,736      Leased

Livermore, CA                  Office               Sales and Service                               19,604      Leased

Milpitas, CA                   Office, plant and    Research and Engineering, Marketing,            18,463      Leased
                               warehouse            Manufacturing, Sales and Service and           728,902      Owned
                                                    Sales Administration

San Jose, CA                   Office, plant and    Corporate Headquarters, Research and           224,143      Leased
                               warehouse            Engineering, Marketing, Manufacturing,
                                                    Sales and Service and Sales                                 Owned
                                                    Administration                                 518,736

Scotts Valley, CA              Office, plant        Research and Development                         9,945      Leased

Bedford, MA                    Office, plant        Administration, Manufacturing, Sales and        50,000      Owned
                                                    Service

Portsmouth, NH                 Office               Sales and Service                                6,000      Leased

Beaverton, OR                  Office               Sales and Service                                7,567      Leased

Austin, TX                     Office               Sales and Service, Training                     66,069      Leased

Richardson, TX                 Office               Sales and Service, Training                     22,507      Leased

Basingstoke and Wokingham,     Office, plant        Sales and Service, Warehouse                    16,475      Leased
   England



Dresden and Pucheim,           Office               Sales and Service                               14,975      Leased
  Germany

Grenoble, and Evry, France     Office               Sales and Service                                8,834      Leased

Yokohama, Japan                Office               Sales and Service                               71,794      Leased

Singapore                      Office               Sales and Service                                6,168      Leased

Hsinchu, Taiwan                Office               Sales and Service                               14,892      Leased

Migdal Ha'Emek and Herzliya,   Office               Research and Engineering, Marketing,            53,800      Leased
   Israel                                           Manufacturing and Sales and Service and
                                                    Sales Administration

We also lease office space for other, smaller sales and service offices in several locations throughout the world. Our operating leases expire at various times through June 30, 2012 with renewal options at the fair market value for additional periods up to five years. Detail of these leases is incorporated by reference from Note 7 of the Notes to the Consolidated Financial Statements found under Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.


ITEM 3.  LEGAL PROCEEDINGS

         We are named from time to time as a party to lawsuits in the normal course of our business. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in each of the cases set forth below and are vigorously contesting each of these matters.

Therma-Wave, Inc.

         Therma-Wave I: On September 3, 1998, we initiated a patent infringement suit against Therma-Wave, Inc. alleging that certain products manufactured by Therma-Wave infringe a patent relating to film thickness measuring technology. On January 14, 1999, Therma-Wave filed a counterclaim against KLA-Tencor for patent infringement with respect to one of its thin film technology patents. We believe that the allegations contained in the counterclaim are unfounded and intend to vigorously defend our position, and we have meritorious defenses to those counterclaims. We believe that even if the outcome of the litigation is adverse to us it will not have a material adverse effect on our business, financial condition or results of operations.

         Therma-Wave II: On July 22, 1999, we filed a second action against Therma-Wave in which we alleged that Therma-Wave infringes another patent relating to thin film thickness measuring technology. We are seeking damages and an injunction to stop the sale of the equipment that employs the infringing technology. On October 25, 1999, Therma-Wave filed a counterclaim against KLA-Tencor for patent infringement with respect to two patents relating to optical measurement systems. The counterclaim also includes allegations that KLA-Tencor engaged in a pattern of conduct designed to disparage and improperly damage Therma-Wave. We believe that the allegations contained in the counterclaim are unfounded, we intend to vigorously defend our position, and we have meritorious defenses to those counterclaims. We believe that the outcome from such litigation, even if adverse to us, would not have a material adverse effect on our business, financial condition or results of operations.

Schlumberger, Inc. and Rigg Systems

         On August 30,1999, we were named as a defendant in a lawsuit in which Schlumberger, Inc. alleges trade secret misappropriation, unfair competition and trade slander. On July 21, 2000, the court granted our motion for summary judgment dismissing the case. Schlumberger, Inc. subsequently filed a motion for reconsideration of that dismissal and we are awaiting a ruling on that motion. Although the outcome of these claims cannot be predicted with certainty, we do not believe that this legal matter will have a material adverse effect on our financial condition even if plaintiff prevails. On January 26, 2000, we filed a complaint against Philip Rigg, RIGG Systems and Schlumberger, Inc. for misappropriation of trade secrets, breach of contract, breach of fiduciary duty, interference with contract, and unfair competition. The defendants filed cross-complaints on June 5, 2000 asserting various statutory and common law theories. Although the outcome of these claims cannot be predicted with certainty, we do not believe that this legal matter will have a material adverse effect on our financial condition or results of operations even if the plaintiff prevails.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         KLA-Tencor's common stock is traded on the NASDAQ Stock Market and is quoted on the NASDAQ National Market under the symbol KLAC. The price per share reflected in the following table represents the range of high and low closing prices for our common stock on the NASDAQ National Market for the periods indicated.


1999                                               High                     Low
----------------------------------------------------------------------------------
First Quarter                                  $ 16 5/32                 $ 10 5/8
Second Quarter                                   22 7/8                    10 3/4
Third Quarter                                    30 15/16                  22 7/8
Fourth Quarter                                   32 7/16                   21 27/32

2000                                               High                     Low
----------------------------------------------------------------------------------
First Quarter                                  $ 36 11/16                $ 31 11/32
Second Quarter                                   55 11/16                  33 1/8
Third Quarter                                    91 1/8                    49 11/32
Fourth Quarter                                   97 7/16                   44 1/8


         The stock prices shown above have been restated to reflect KLA-Tencor's two-for-one stock dividend, effective January 18, 2000.

         As of September 1, 2000, there were 1,434 shareholders of record of the Company's common stock. The closing price for the Company's common stock as reported by the NASDAQ National Market as of the close of business on September 1, 2000 was $66 13/16 per share.

         The Company has never paid cash dividends to its stockholders and does not presently plan to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables reflect selected consolidated summary financial data for each of the last five fiscal years. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition" in this Annual Report on Form 10-K.



Year ended June 30,
(in thousands, except per share data)                 1996           1997           1998            1999           2000
-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS:
Revenues                                    $    1,094,492  $   1,031,824  $   1,166,325    $    843,181  $   1,498,812
Income (loss) from operations                      296,266        145,832        164,631         (10,334)       311,541
Income from operations excluding
  other charges(1)                                 296,266        206,384        187,105          32,366        306,903
Net income                                         196,634        105,396        134,096          39,212        253,798
Basic earnings per share                              1.21           0.65           0.79            0.23           1.39
Diluted earnings per share                            1.17           0.62           0.76            0.22           1.32
Net income excluding other charges(1)              196,634        151,272        155,574          66,966        250,783
Diluted earnings per share
  excluding other charges(1)                          1.17           0.89           0.88            0.37           1.30

June 30, (in thousands)                               1996           1997           1998            1999           2000
-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS:
Cash, cash equivalents and
  marketable securities                       $    468,475   $    687,249   $    723,481    $    755,183   $    964,383
Working capital                                    591,397        531,313        605,688         590,024      1,056,927
Total assets                                     1,157,919      1,343,307      1,548,397       1,584,900      2,203,503
Stockholders' equity                               870,999      1,014,613      1,197,714       1,232,583      1,708,676


(1) Excludes non-recurring acquisition, merger and restructuring charges/(credits) of $61 million, $22 million, $43 million and $(5) million in 1997, 1998, 1999 and 2000 respectively.

         The per share data shown above have been restated to reflect KLA-Tencor's two-for-one stock dividend, effective January 18, 2000.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. This discussion contains forward-looking statements which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in "Risk Factors" and elsewhere in this report.

RESULTS OF OPERATIONS

         We enjoyed a strong fiscal 2000, with record bookings and revenues in both the third and fourth quarters of the year. The upturn in the semiconductor industry, which began in the latter half of fiscal 1999, continued throughout fiscal 2000. With the increasing affordability of personal computers and the growing demand to get online, computer hardware manufacturers, including personal computers and servers, continued their growth in both shipments and revenues. In addition, the telecommunications industry saw an increase in demand for its products, including software-enhanced wireless communications and internet-access products. This increased demand was further enhanced by a strong economic recovery in the Asia-Pacific region. This overall increase in demand caused price increases in the semiconductor industry and resulted in semiconductor manufacturers increasing capital spending not only to expand capacity in foundries to meet the increased demand for computer products, but also to implement processes that incorporate the latest in technological advances, including the adoption of deep sub-quarter micron technologies (0.13), the transition to copper dual damascene structures (copper technology) and the transition to 300mm wafers.

         We experienced increased order levels across almost all products as a result of the increased capital spending by major semiconductor manufacturers, with our wafer inspection area benefiting the most. Geographically, all regions saw increases in bookings during the year, with the most pronounced improvements in the United States, Korea, Japan and Taiwan.

         Our financial position has remained strong throughout fiscal 2000 and we continue to have no long-term debt. We have continued our new product development by investment in leading edge technologies and by strategic acquisitions. These investments should position our extensive product line to address the critical initiatives that are key to our customers.

REVENUES AND GROSS MARGIN

         In fiscal 2000, revenues increased $656 million, or 78% to $1.50 billion, from $843 million in fiscal 1999. Overall revenue increases were the result of increased capital spending by semiconductor manufacturers, particularly in the Asia-Pacific region, as a result of the semiconductor industry upturn. Sales of substantially all our products were positively affected by this up cycle when compared to sales in fiscal 1999. The United States, Korea, Japan and Taiwan exhibited the strongest revenue growth during the year. The United States and Europe represented a larger proportion of revenues compared to historical norms, while Japan revenues, which increased dramatically, were still below historical rates. Revenue increases in fiscal 2000 were augmented by an increase in field service and spare parts revenues, primarily due to our increasing installed base worldwide. Revenues in fiscal 1999 decreased $323 million, or 28% to $843 million, from $1.17 billion in fiscal 1998, primarily due to the downturn in the semiconductor industry.

         Gross margins as a percentage of revenues were 55%, 47% and 52% in fiscal 2000, 1999 and 1998, respectively. The increase in fiscal 2000 compared to fiscal 1999 was due primarily to increased capacity utilization resulting from higher unit volume, as well as faster growth of higher-margin product revenue. The decrease in fiscal 1999 compared to fiscal 1998 was primarily due to lower sales volume of our higher margin products and increased infrastructure costs of our field service organization.

ENGINEERING, RESEARCH AND DEVELOPMENT

         Net engineering, research and development expenses were $246 million, $165 million, and $182 million, or 16%, 20% and 16% of revenues in fiscal 2000, 1999, and 1998, respectively. The dollar increase in fiscal 2000 compared to fiscal 1999 was primarily attributable to increases in costs associated with our ongoing efforts to develop products which address new market segments; enhancements to existing products including next-generation 300mm products; and inspection enhancements for sub-quarter micron technology. The dollar decrease in fiscal 1999 compared to fiscal 1998 was primarily attributable to development programs that were terminated as part of the realignment and streamlining of our product lines.

         Net engineering, research and development expenses were partially offset by $16 million, $14 million and $11 million in external funding received under certain strategic development programs conducted with several of our customers in fiscal 2000, 1999 and 1998, respectively.

         Our future operating results will depend significantly on our ability to produce products and services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial investments in our research and development efforts. We remain committed to product development in new and emerging technologies as we address the requirements of 0.18 micron and 0.13 micron feature sizes, real-time review, and the transition to copper technology. Our investments in new technology and existing product enhancements are intended to enable our customers to achieve higher productivity through cost-effective, leading edge technology solutions.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses were $268 million, $199 million and $242 million, or 18%, 24% and 21% of revenues, in fiscal 2000, 1999, and 1998, respectively. The increase in dollars in fiscal 2000, as compared to fiscal 1999, was primarily due to increases in our selling and marketing infrastructure and commissions paid. The decrease in dollars in fiscal 1999, compared to fiscal 1998, was primarily attributable to our restructuring program, which included a consolidation of facilities, reductions in headcount and other cost saving measures, and to the overall downturn in the semiconductor industry.

NON-RECURRING ACQUISITION, RESTRUCTURING AND OTHER CHARGES

         Non-recurring acquisition, restructuring and other charges/(credits) were $(5) million, $43 million and $22 million in fiscal 2000, 1999, and 1998, respectively. These charges are directly attributable to non-recurring acquisition charges incurred as we continue to pursue a course of strategic acquisitions and alliances to expand our technologies, product offerings and distribution capabilities and to restructuring charges incurred in connection with our fiscal 1999 restructure plan.

Non-recurring acquisition charges for the year ended June 30, 2000

         In March 2000, we purchased assets and related technology of Fab Solutions, a division of ObjectSpace, Inc. for an aggregate purchase price of $8 million. Fab Solutions is a leading provider of advanced process control software solutions used to respond to yield-impacting parametric data in near-real time. We recorded a charge of $0.8 million for purchased in-process research and development, representing the appraised value of products that were not considered to have reached technological feasibility.

         In February 2000, we acquired software developer FINLE Technologies, Inc., a supplier of lithography modeling and data analysis software used to speed development of advanced lithography processes required to develop and produce integrated circuits with 0.12 micron and smaller geometries, for an aggregate purchase price of $5 million. We recorded a charge of $0.5 million for purchased in-process research and development, representing the appraised value of products that were not considered to have reached technological feasibility.

         In November 1999, we acquired software developer ACME Systems, Inc., a leading supplier of yield engineering analysis software used to correlate parametric electrical test and wafer sort yield data with in-line Work In Process and Metrology data, for an aggregate purchase price of $6.9 million. We recorded a charge of $1.9 million for purchased in-process research and development, representing the appraised value of products that were not considered to have reached technological feasibility.

         To determine the value of the in-process technology of the fiscal 2000 acquisitions, the expected future cash flow attributable to the in-process technology was discounted, taking into account the percentage of completion, utilization of pre-existing technology, risks related to the characteristics and applications of the technology, existing and future markets, and technological risk associated with completing the development of the technology. The valuation approach used was a form of discounted cash flow approach commonly known as the "percentage of completion" approach whereby the cash flows from the technology are multiplied by the percentage of completion of the in-process technology. In each acquisition, the value of tangible net assets acquired was nominal.

Non-recurring acquisition charges for the year ended June 30, 1999

         In December 1998, we purchased assets and related technology from Uniphase Corporation for an aggregate purchase price of $3 million. The confocal laser review station technology acquired is currently used for analysis of defects on silicon wafers. Assets acquired of $3 million consisted primarily of inventory.

         In November 1998, we purchased assets and technology from Keithley Instruments, Inc. for an aggregate purchase price of $10 million. The corona wire gate oxide monitoring tool technology we acquired had not yet reached the alpha stage and the cost to complete the development of this equipment was estimated at the time of acquisition to be $1 million. We recorded a charge of $8 million for purchased in-process research and development, representing the appraised value of products that were not considered to have reached technological feasibility.

          In June 1998, we acquired Groff Associates, Inc. (dba VARS Inc.) for an aggregate purchase price of $13 million. The digital and in-line-monitoring image archiving retrieval software technology we acquired had not yet reached the alpha stage and the cost to complete the development of these software products was estimated at the time of acquisition to be $2 million. We recorded a charge of $13 million for purchased in-process research and development, representing the appraised value of products that were not considered to have reached technological feasibility.

         In May 1998 we acquired DeviceWare, Inc., a company in its development stage, for an aggregate purchase price of $3 million. The bit mapping defect characterization technology acquired had not yet reached the alpha stage and the cost to complete the development of this software product was estimated at the time of acquisition to be $1 million. We recorded a charge of $3 million for purchased in-process research and development, representing the appraised value of product that was not considered to have reached technological feasibility.

         For each of the above three fiscal 1999 transactions, the appraised value under the income approach used for our calculation did not differ materially from the result under the percentage of completion approach preferred by the Securities and Exchange Commission. The value of the tangible net assets acquired was nominal.

         Each of the above acquisitions was accounted for using the purchase method of accounting and the developmental products acquired were evaluated in the context of Interpretation 4 of SFAS No. 2 and SFAS No. 86. The allocation of the purchase price to in-process research and development cost was determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. Substantially all of the in-process research and development projects acquired were expected to be complete and generating revenues within the 24 months following the acquisition date.

Non-recurring acquisition charges for the year ended June 30, 1998

         In February 1998, we acquired Nanopro GmbH (Freiburg, Germany) for an aggregate purchase price of $3 million. This privately-held company specialized in the development of advanced interferometric wafer inspection. The identified in-process research and development of $3 million was estimated and expensed, because technological feasibility of the advanced interferometric wafer technology had not yet been reached. The technology acquired had not reached commercial feasibility as of June 30, 1999. The value of the tangible net assets acquired was nominal.

         In April 1998, we acquired Amray, Inc. (Amray) for 1,800,000 shares of our common stock accounted for under the pooling of interest method of accounting. A privately-owned provider of scanning electron microscope systems, Amray's historical operations, net assets, and cash flows were less than 3% of our consolidated financial results and, therefore, were not reflected in the consolidated financial results prior to the acquisition.

         Development of acquired technologies remains a significant risk due to the remaining effort required to achieve technical feasibility, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring any of these products to market in a timely manner could adversely affect our sales and profitability in the future. Additionally, the value of net assets and other intangible assets acquired may become impaired.

Restructuring and Other Charges

         During fiscal 1999, we implemented a restructuring plan to address the impact on our business of the downturn in the semiconductor industry. Estimated restructuring costs of $35 million were classified in four main categories: facilities, inventory, severance and benefits, and other restructuring costs. Facilities costs of $12 million include $8 million for lease expense resulting from consolidation and closure of certain offices located primarily in the United States and Japan; $3 million for leasehold improvements impaired in those facilities; and $1 million in other facilities-related exit costs. Inventory-related costs of $10 million resulted from impaired assets related to unique parts and non-cancelable purchase commitments of certain development programs, which were terminated as part of the realignment and streamlining of our product lines. Severance and benefit-related costs of $8 million include involuntary termination of approximately 250 personnel from manufacturing, engineering, sales, marketing, and administration throughout the United States, Japan and Europe. Other restructuring costs of $5 million relate primarily to the write-off of software licenses and related non-cancelable maintenance contracts for closed locations.

         During fiscal 2000 and 1999, we utilized $7 million and $18 million of the restructuring accrual, respectively. During fiscal 2000, we determined that $8 million of the reserve would not be utilized because of a change in management's plans for utilization of certain facilities resulting from an increase in demand for the Company's products. At June 30, 2000, $2 million of the accrual remains, representing payments under severance plans and contractual obligations that existed when the plan was executed. These charges are expected to be incurred during the next six fiscal quarters.

INTEREST INCOME AND OTHER, NET

         Interest income and other, net was $42 million, $61 million and $42 million in fiscal 2000, 1999, and 1998, respectively. Interest income and other, net is comprised primarily of gains realized on sales of marketable securities, interest income earned on the investment and cash portfolio and income recognized upon settlement of certain foreign currency contracts. The decrease in fiscal 2000 as compared to fiscal 1999 and the increase in fiscal 1999 as compared to fiscal 1998 are primarily due to $17 million in gains realized on the sale of equity securities held in a former supplier company in fiscal 1999.

PROVISION FOR INCOME TAXES

         KLA-Tencor's effective income tax rate was 28%, 22% and 35% in fiscal 2000, 1999 and 1998, respectively. In general, our effective income tax rate differs from the statutory rate of 35% largely as a function of benefits realized from our Foreign Sales Corporations, income derived from tax exempt interest, foreign taxes, state taxes, and research and development tax credits. During fiscal 1999, income related to tax exempt interest increased as a component of total net income in addition to the impact of restructuring, which resulted in a significantly lower effective tax rate as compared to fiscal 1998 and 2000.

         Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, non-tax deductible expenses incurred in connection with acquisitions, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income and the effectiveness of our tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $1.06 billion as of June 30, 2000 compared to $590 million as of June 30, 1999. Cash, cash equivalents and short-term investments increased to $598 million from $331 million at June 30, 1999. In addition, we maintained $366 million and $424 million in marketable securities classified as long-term as of June 30, 2000 and 1999, respectively.

         Cash provided by operating activities was $250 million, $122 million, and $74 million in fiscal 2000, 1999 and 1998, respectively. The increase in cash provided by operating activities in fiscal 2000 compared to fiscal 1999 was primarily due to the increase in net income and other current liabilities, offset by increased levels of accounts receivable, inventories and deferred taxes. The increase in cash provided by operating activities in fiscal 1999 compared to fiscal 1998 was primarily due to decreased levels of accounts receivable and inventory and increases in depreciation and amortization, partially offset by decreases in net income, accounts payable, other current liabilities and increases in other assets.

         Cash used in investing activities was $96 million, $38 million and $173 million in fiscal 2000, 1999 and 1998, respectively. Investing activities typically consist of purchases and sales of investments, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new market segments or emerging technologies. During fiscal 2000, we invested $79 million in the acquisition of capital assets, with the majority of these expenditures related to leasehold improvements and to the purchase of computers and manufacturing equipment. Capital expenditures of $61 million in fiscal 1999 included $27 million to acquire land and buildings that previously were leased. The remaining $34 million in fiscal 1999 and the $64 million in fiscal 1998 related primarily to purchase of computers and manufacturing equipment.

         We generated $61 million of cash from financing activities in fiscal 2000, used $16 million in fiscal 1999 and generated $16 million in fiscal 1998. Financing activities typically include sales and repurchases of KLA-Tencor's common stock, as well as borrowings and repayments of debt.

Issuance of common stock, net of repurchases, provided $79 million in fiscal 2000, used $7 million in fiscal 1999 and provided $18 million in fiscal 1998.

         During fiscal 2000 and 1999, we sold, with recourse, trade notes and accounts receivable from Japanese customers. At June 30, 2000 and 1999, $52 million and $29 million, respectively, of these receivables were outstanding.

         During fiscal 1998, we entered into certain lease arrangements in Milpitas and San Jose, California. In connection with these agreements, we have a contingent liability to the lessor for $100 million in residual value guarantees of the properties under lease. The impact of these agreements is not expected to be material to our liquidity.

         We believe that the existing cash balances and investments, along with cash generated from operations, will be sufficient to meet our working capital requirements through fiscal year 2001.

         We have adopted a plan for the systematic repurchase of shares of our common stock in the open market to reduce the dilution created by our stock-based employee benefit and incentive plans. In fiscal 2000, we repurchased 520,000 shares of our common stock at an average price of $53.80 per share, for a total cash outlay of $28 million. In fiscal 1999, we repurchased 2,152,000 shares of our common stock at an average price of $22.66 per share, for a total cash outlay of $49 million.

         At June 30, 2000, our principle sources of liquidity consisted of $964 million of cash, cash equivalents, and investments, and approximately $30 million of available credit facilities. We have $30 million of revolving lines of credit which renew annually. No amounts were outstanding under these agreements at the end of any fiscal year presented.

         Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, KLA-Tencor management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy our liquidity requirements for the next 12 months.

FACTORS AFFECTING RESULTS, INCLUDING RISKS AND UNCERTAINTIES

Fluctuations in Operating Results and Stock Price

         Our operating results have varied widely in the past and our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors including those listed in this section and throughout this Annual Report on Form 10-K. In addition, future operating results may not follow any past trends. The factors we believe make our results more likely to fluctuate and difficult to predict include:

         -        the cyclical nature of the semiconductor industry;
         - the reduction in the price and the profitability of our products;
         -        our timing of new product introductions;

         -        our ability to develop and implement new technologies;
         -        the change in customers' schedules for fulfillment of orders;
         -        the cancellation of contracts by major customers;
         -        the shortage of qualified workers in the areas we operate; and
         -        our ability to manage our manufacturing requirements.

         Operating results also could be affected by sudden changes in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which we do business. As a result of these or other factors, we could fail to achieve our expectations as to future revenues, gross profit and income from operations. Our failure to meet the performance expectations set and published by external sources could result in a sudden and significant drop in the price of our stock, particularly on a short-term basis, and could negatively affect the value of any investment in our stock.

Semiconductor Equipment Industry Volatility

         The semiconductor equipment industry is highly cyclical. The purchasing decisions of our customers are highly dependent on the economies of both the local markets in which they are located and the semiconductor industry worldwide. The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenues and, thus, future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle we must be in a position to adjust our cost and expense structure to the prevailing market condition and to continue to motivate and retain our key employees. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. If we fail to respond to industry cycles, our business could be seriously harmed.

         During the most recent down cycle, the semiconductor industry experienced excess production capacity that caused semiconductor manufacturers to decrease capital spending. We generally do not have long-term volume production contracts with our customers and we do not control the timing or volume of orders placed by our customers. Whether and to what extent our customers place orders for any specific products and the mix and quantities of products included in those orders are factors beyond our control. Insufficient orders, especially in our down cycles, will result in under-utilization of our manufacturing facilities and infrastructure and will negatively affect our operating results and financial condition.

International Trade and Economic Conditions

         Ours is an increasingly global market. A majority of our revenues are derived from outside the United States and we expect that international revenues will continue to represent a substantial percentage of our revenues. Our international revenues and operations are affected by economic conditions specific to each country and region. Although economies in the Asia Pacific region have stabilized to some degree, compared to early-to-mid fiscal 1999, and certain countries such as Taiwan have relatively healthy economies, we remain cautious about general macroeconomic developments in the Asia Pacific region, particularly Japan. Japan's economy is important to the overall financial health of the region. If the economies in the Asia Pacific region stagnate or deteriorate, the economies of other regions could also be affected. Because of our significant dependence on international revenues, a continued or additional decline in the economies of any of the countries or regions in which we do business would negatively affect our operating results.

         Managing global operations and sites located throughout the world presents challenges associated with, among other things, cultural diversity and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Periodic local or international economic downturns, trade balance issues, political instability and fluctuations in interest and currency exchange rates could negatively affect our business and results of operations. Although we attempt to manage near term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate.

Competition

         Our industry includes large manufacturers with substantial resources to support customers worldwide. Our future performance depends, in part, upon our ability to continue to compete successfully worldwide. Some of our competitors are diversified companies with greater financial resources and more extensive research, engineering, manufacturing, marketing and customer service and support capabilities than we can provide. We face competition from companies whose strategy is to provide a broad array of products and services, some of which compete with the products and services that we offer. These competitors may bundle their products in a manner that may discourage customers from purchasing our products. In addition, we face competition from smaller emerging semiconductor equipment companies whose strategy is to provide a portion of the products and services which we offer, using innovative technology to sell products into specialized markets. Loss of competitive position could negatively impact our prices, customer orders, revenues, gross margins, and market share, any of which would negatively affect our operating results and financial condition. Our failure to compete successfully with these other companies would seriously harm our business.

Technological Change and Customer Requirements

         Success in the semiconductor equipment industry depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions. For example, the semiconductor industry continues to shrink the size of semiconductor devices and has begun to commercialize the process of copper-based interconnects. These and other evolving customer needs require us to respond with continued development programs and to cut back or discontinue older programs which may no longer have industry-wide support. Technical innovations are inherently complex and require long development cycles and appropriate professional staffing. Our competitive advantage and future business success depend on our ability to accurately predict evolving industry standards, develop and introduce new products which successfully address changing customer needs, win market acceptance of these new products and manufacture these new products in a timely and cost-effective manner. If we do not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, our business could be seriously harmed.

         In this environment, we must continue to make significant investments in research and development in order to enhance the performance and functionality of our products, to keep pace with competitive products and to satisfy customer demands for improved performance, features and functionality. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements or that we will be able to secure the financial resources necessary to fund future development. Substantial research and development costs typically are incurred before we confirm the technical feasibility and commercial viability of a product, and not all development activities result in commercially viable products. In addition, we cannot ensure that these products or enhancements will receive market acceptance or that we will be able to sell these products at prices that are favorable to us. Our business will be seriously harmed if we are unable to sell our products at favorable prices or if our products are not accepted by the market in which we operate.

Key Suppliers

         We use a wide range of materials in the production of our products including custom electronic and mechanical components, and we use numerous suppliers to supply materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers' orders, we do not maintain an extensive inventory of materials for manufacturing. We seek to minimize the risk of production and service interruptions and/or shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers, and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers. There can be no assurance that our business will not be harmed if we do not receive sufficient parts to meet our production requirements in a timely and cost-effective manner.

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

Key Employees

         Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies worldwide has increased demand and competition for qualified personnel. We may not be able to attract, assimilate or retain additional highly qualified employees in the future. These factors could seriously harm our business.

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

Litigation

         From time to time we are involved in litigation which alleges infringement of intellectual property rights and other damages. This type of litigation tends to be expensive and requires significant management time and attention. In addition, if we lose in this type of litigation, a court could require us to pay substantial damages and/or royalties, prohibiting us from using essential technologies. For these and other reasons, this type of litigation could have a material adverse effect on our business, financial condition and results of operations. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives, such as conversion options contained in convertible debt investments and requires that these instruments be marked-to-market on an ongoing basis. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or in stockholders' equity, depending on the nature of the transaction. The Company currently only participates in hedge transactions of assets, liabilities and firm commitments and does not anticipate that the adoption of this Statement will have a material impact on the financial statements as the gains and losses on the hedge transactions offset the losses and gains on the underlying items being hedged. The Company is required to adopt SFAS No. 133 in the first quarter of our fiscal year ending June 30, 2001. The effect of adopting SFAS No. 133 is not expected to be material to the Company's financial statements.

         In March 2000, the FASB issued interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This Interpretation clarifies the FASB's views in applying Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" to certain stock compensation awards. FIN 44 is effective July 1, 2000, however certain conclusions in this Interpretation cover specific events that occur after December 15, 1998. To the extent this Interpretation covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The implementation of FIN 44 is not expected to have any material impact on the Company's financial statements.

         In June 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101B (SAB 101B), "Second Amendment: Revenue Recognition in Financial Statements." SAB 101B amends Staff Accounting Bulletin No. 101 (SAB
101) "Revenue Recognition in Financial Statements," to defer the implementation date of SAB 101 for registrants until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements of all public companies. The Company is required to adopt SAB 101 in the fourth quarter of its fiscal year ending June 30, 2001. Accordingly, any shipments previously reported as revenue, including revenue reported for the first three quarters of fiscal 2001, that do not meet SAB 101's guidance will be recorded as revenue in future periods. Changes in our revenue recognition policy resulting from the interpretation of SAB 101 would not involve the restatement of prior fiscal year statements, but would, to the extent applicable, be reported as a change in accounting principle in the fiscal year ending June 30, 2001, with the appropriate restatement of interim periods as required by SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." The Company's reported results of operations for the 12 months ending June 30, 2001 will include a cumulative adjustment for all prior annual and interim periods including an adjustment for revenue reported in the first quarter of fiscal 2001 as if SAB 101 had been adopted on July 1, 2000. The Company, in conjunction with the semiconductor capital equipment industry association is seeking clarification on the requirements of SAB 101 as they relate to the semiconductor capital equipment industry. Management believes that SAB 101 and 101B, to the extent that they impact us, will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at June 30, 2000. Actual results may differ materially.

         At the end of fiscal 2000, we had an investment portfolio of fixed income securities of $446 million, excluding those classified as cash and cash equivalents (Detail of these securities is incorporated by reference from Note 4 of Notes to Consolidated Financial Statements found under Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K). These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2000, the fair value of the portfolio would decline by $5 million.

         As of June 30, 2000 we had forward contracts to sell $204 million in foreign currency in order to hedge currency exposures (Detail of these contracts is incorporated by reference from Note 1 of the Notes to the Consolidated Financial Statements found under Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K). The fair market value of these contracts, based on prevailing exchange rates on June 30, 2000, was $199 million. A 10% adverse move in currency exchange rates affecting the contracts would decrease the fair value of the contracts by $20 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact to income or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



         Consolidated Balance Sheets at June 30, 1999 and June 30, 2000 ............................       37
         Consolidated Statements of Operations for each of the
           three years in the period ended June 30, 2000 ...........................................       38
         Consolidated Statements of Stockholders' Equity for each
           of the three years in the period ended June 30, 2000 ....................................       39
         Consolidated Statements of Cash Flows for each of the
           three years in the period ended June 30, 2000 ...........................................       40
         Notes to Consolidated Financial Statements.................................................       41
         Quarterly Results of Operations (Unaudited)................................................       62
         Report of Independent Accountants..........................................................       63

CONSOLIDATED BALANCE SHEETS

June 30, (in thousands, except per share data)                                             1999             2000
----------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                                                       $    271,488      $    478,212
     Short-term investments                                                                59,574           119,932
     Accounts receivable, net                                                             280,070           481,950
     Inventories                                                                          195,679           282,489
     Deferred income taxes                                                                113,037           164,294
     Other current assets                                                                  22,493            24,877
-------------------------------------------------------------------------------------------------------------------
         Total current assets                                                             942,341         1,551,754

Land, property and equipment, net                                                         168,335           199,719
Marketable securities                                                                     424,121           366,239
Other assets                                                                               50,103            85,791
-------------------------------------------------------------------------------------------------------------------
         Total assets                                                                $  1,584,900      $  2,203,503
===================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                                                   $     14,567      $         --
     Accounts payable                                                                      35,249            55,016
     Other current liabilities                                                            302,501           439,811
-------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                        352,317           494,827
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 7)

Stockholders' equity:
     Preferred stock, $0.001 par value, 1,000 shares
         authorized, none outstanding                                                          --                --
     Common stock, $0.001 par value, 250,000 shares authorized,
         177,364 and 187,465 shares issued and outstanding                                    177               187
     Capital in excess of par value                                                       504,175           717,978
     Retained earnings                                                                    723,048           976,846
     Accumulated other comprehensive income                                                 5,183            13,665
-------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                     1,232,583         1,708,676
-------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                  $  1,584,900     $   2,203,503
===================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended June 30,
(in thousands, except per share data)                                    1998              1999             2000
--------------------------------------------------------------------------------------------------------------------
Revenues                                                            $  1,166,325     $    843,181      $  1,498,812
-------------------------------------------------------------------------------------------------------------------

Costs and operating expenses:
     Cost of goods sold                                                  554,917          447,059           677,805
     Engineering, research and development                               181,903          164,699           246,227
     Selling, general and administrative                                 242,400          199,057           267,877
     Non-recurring acquisition, restructuring
         and other charges                                                22,474           42,700            (4,638)
--------------------------------------------------------------------------------------------------------------------
         Total costs and operating expenses                            1,001,694          853,515         1,187,271
-------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                            164,631          (10,334)          311,541

Interest income and other, net                                            41,680           60,643            41,536
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                                               206,311           50,309           353,077

Provision for income taxes                                                72,215           11,097            99,279
-------------------------------------------------------------------------------------------------------------------
Net income                                                          $    134,096     $     39,212      $    253,798
===================================================================================================================

Earnings per share:
     Basic                                                          $       0.79     $       0.22      $       1.39
                                                                    ============     ============      ============
     Diluted                                                        $       0.76     $       0.21      $       1.32
                                                                    ============     ============      ============

Weighted average number of shares:
     Basic                                                               170,194          175,474           182,177
                                                                    ============     ============      ============
     Diluted                                                             177,044          183,344           192,564
                                                                    ============     ============      ============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Common Stock and Capital
                                                           in Excess of Par Value                   Accumulated
                                                         -------------------------     Retained    Other Compre-
(in thousands)                                            Shares         Amount        Earnings    hensive Income      Totals
-------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1997                                167,518     $   458,308     $   542,706    $    13,599     $ 1,014,613

     Components of comprehensive income:
         Net income                                           --              --         134,096             --         134,096
         Change in unrealized gain on investments             --              --              --          8,517           8,517
         Currency translation adjustments                     --              --              --         (5,821)         (5,821)
                                                                                                                    -----------
              Total comprehensive income                      --              --              --             --         136,792
                                                                                                                    -----------
Net issuance under employee stock plans                    4,526          34,537              --             --          34,537
Repurchase of common stock                                  (756)        (16,038)             --             --         (16,038)
Tax benefits of stock option transactions                     --          20,529              --             --          20,529
Issuance of Common stock in connection
         with acquisition                                  3,600             247           7,034             --           7,281
-------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1998                                174,888         497,583         683,836         16,295       1,197,714
     Components of comprehensive income:
         Net income                                           --              --          39,212             --          39,212
         Change in unrealized gain on investments             --              --              --        (14,877)        (14,877)
         Currency translation adjustments                     --              --              --          3,765           3,765
                                                                                                                    -----------
              Total comprehensive income                      --              --              --             --          28,100
                                                                                                                    -----------
Net issuance under employee stock plans                    4,628          41,324              --             --          41,324
Repurchase of common stock                                (2,152)        (48,767)             --             --         (48,767)
Tax benefits of stock option transactions                     --          14,212              --             --          14,212
-------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1999                                177,364         504,352         723,048          5,183       1,232,583
     Components of comprehensive income:
         Net income                                           --              --         253,798             --         253,798
         Change in unrealized gain on investments             --              --              --          5,580           5,580
         Currency translation adjustments                     --              --              --          2,902           2,902
                                                                                                                    -----------
              Total comprehensive income                      --              --              --             --         262,280
                                                                                                                    -----------
Net issuance under employee stock plans                   10,621         109,951              --             --         109,951
Repurchase of common stock                                  (520)        (27,978)             --             --         (27,978)
Tax benefits of stock option transactions                     --         131,840              --             --         131,840
-------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2000                                187,465     $   718,165     $   976,846    $    13,665     $ 1,708,676
===============================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended June 30, (in thousands)                                           1998          1999          2000
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                          $ 134,096     $  39,212     $ 253,798
    Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization                                      38,917        48,217        63,338
        Restructuring charges                                                  --        35,000        (7,838)
        In-process technology                                              20,546         7,700         3,200
        Net (gain) loss on sale of marketable securities                       --       (18,819)        5,306
        Deferred income taxes                                             (46,225)      (27,930)      (60,522)
        Changes in assets and liabilities:
             Accounts receivable                                          (57,542)       40,898      (185,262)
             Inventories                                                  (62,271)       30,834       (95,780)
             Other assets                                                 (16,951)      (15,449)      (13,549)
             Accounts payable                                               3,821       (12,145)       18,969
             Other current liabilities                                     59,769        (5,172)      270,857
-------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                  74,160       122,346       252,517
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchase of technology and net assets                                 (18,771)      (10,047)      (19,925)
    Purchase of property and equipment                                    (64,389)      (60,736)      (78,694)
    Purchase of available for sale securities                            (915,185)     (598,170)     (667,887)
    Proceeds from sale of available for sale securities                   825,643       631,188       670,052
-------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                    (172,702)      (37,765)      (96,454)
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Issuance of common stock, net                                          34,537        41,324       106,999
    Stock repurchases                                                     (16,038)      (48,767)      (27,978)
    Net payments under short term debt obligations                         (2,636)       (8,714)      (18,316)
-------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) financing activities       15,863       (16,157)       60,705
-------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash
    and cash equivalents                                                   19,424       (12,906)      (10,044)
-------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      (63,255)       55,518       206,724

Cash and cash equivalents at beginning of period                          279,225       215,970       271,488
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $ 215,970     $ 271,488     $ 478,212
=============================================================================================================

Supplemental cash flow disclosures:
    Income taxes paid, net of refunds                                   $  85,394     $  10,437     $   1,243
    Interest paid                                                       $   2,303     $   2,073     $   1,131


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION KLA-Tencor Corporation ("KLA-Tencor") is a global provider of process control and yield management solutions for the semiconductor manufacturing and related microelectronics industries. Headquartered in San Jose, California, KLA-Tencor has subsidiaries both in the United States and in key markets throughout the world.

         The consolidated financial statements include the accounts of KLA-Tencor and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         MANAGEMENT ESTIMATES The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS The Company has evaluated the estimated fair value of financial instruments using available market information and valuation methodologies. The amounts reported as investments and bank borrowings reasonably estimate their fair value. The fair value of the Company's cash, cash equivalents, accounts receivable, accounts payable and other current liabilities approximates the carrying amount due to the relatively short maturity of these items.

         CASH EQUIVALENTS Cash equivalents consist of highly-liquid investments that are valued at amortized cost, which approximates market value, and have original maturity dates of three months or less from the date of acquisition.

         INVESTMENTS Short-term investments include debt and equity securities acquired with maturities exceeding three months but less than one year from the date of acquisition. Marketable securities include debt and equity securities acquired with maturities exceeding one year from the date of acquisition. While KLA-Tencor's intent is to hold debt securities to maturity, consistent with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we have classified all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in "Accumulated other comprehensive income," net of applicable taxes, until realized. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in "Interest income and other, net" in the Consolidated Statements of Operations.

         INVENTORIES Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Demonstration units are stated at their manufacturing cost and reserves are recorded to state the demonstration units at their net realizable value.

         PROPERTY AND EQUIPMENT Property and equipment are recorded at cost. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets, which are 30 years for buildings, 10 years for building improvements, five to seven years for furniture and fixtures, and three to five years for machinery and equipment. Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease.

         INTANGIBLE ASSETS Purchased technology and goodwill are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives of three to five years using the straight-line method.

         SOFTWARE DEVELOPMENT COSTS Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility of the product has been established. Software development costs incurred after technological feasibility has been established are capitalized up to the time the product is available for general release to customers. At June 30, 1999 and 2000, there were no amounts capitalized as KLA-Tencor's current development process is essentially complete concurrent with the establishment of technological feasibility.

         LONG-LIVED ASSETS KLA-Tencor evaluates the carrying value of its long-lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset. During fiscal 2000, no long-lived assets were determined to be impaired. During fiscal 1999, certain long-lived assets were determined to be impaired as part of the Company's restructuring plan (See Note
3).

         CONCENTRATION OF CREDIT RISK Financial instruments, which potentially subject KLA-Tencor to credit risk, consist principally of investments, accounts receivable and derivative financial instruments used in hedging activities.

          Investments are maintained with high-quality institutions, and the composition and maturities of investments are regularly monitored by management. Generally, these securities are traded in a highly liquid market, may be redeemed upon demand and bear minimal risk. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer. The Company has not experienced any material losses on its investments.

         A majority of the Company's trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. Concentration of credit risk with respect to trade receivables is considered to be limited due to its customer base and the diversity of its geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains a provision for potential credit losses based upon expected collectibility of all accounts receivable.

         The Company is exposed to credit loss in the event of nonperformance by counterparties on the foreign exchange contracts used in hedging activities. The Company does not anticipate nonperformance by these counterparties.

         FOREIGN CURRENCY The functional currencies of the Company's significant foreign subsidiaries are the local currencies. Accordingly, all assets and liabilities of the foreign operations are translated to U.S. dollars at current period end exchange rates, and revenues and expenses are translated to U.S. dollars using average exchange rates in effect during the period. The gains and losses from foreign currency translation of these subsidiaries' financial statements are recorded directly into a separate component of stockholders' equity under the caption "Accumulated other comprehensive income." Currency transaction gains and losses have not been significant.

         The Company's foreign subsidiaries operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in interest rates and foreign currency exchange rates. The Company utilizes foreign currency forward exchange contracts to hedge against certain future movements in foreign exchange rates that affect certain foreign currency denominated sales and purchase transactions. The Company attempts to match the forward contracts with the underlying items being hedged in terms of currency, amount, and maturity. The Company does not use derivative financial instruments for speculative or trading purposes. Since the impact of movements in currency exchange rates on forward contracts offsets most of the related impact on the exposures hedged, these financial instruments generally do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. Realized gains and losses on forward exchange contracts are included in "Interest income and other, net," which offset foreign exchange gains or losses from revaluation of foreign currency-denominated receivable and payable balances. The cash flows related to gains and losses on these contracts are classified in the same category as the hedged transactions in the Consolidated Statements of Cash Flows.

         At June 30, 2000, the Company had forward exchange contracts maturing throughout fiscal 2001 to sell and purchase $289 million and $85 million, respectively, in foreign currency, primarily Japanese yen. At June 30, 1999, the Company had forward exchange contracts maturing throughout fiscal 2000 and early fiscal 2001 to sell and purchase $247 million and $26 million, respectively, in foreign currency, primarily Japanese yen. Of the forward exchange contracts existing at June 30, 2000, $181 million and $80 million of contracts hedge foreign currency assets and liabilities, respectively, were carried on the consolidated balance sheet as of June 30, 2000, and consequently, the consolidated financial statements reflect the fair market value of the contracts and their underlying transactions. Contracts of $108 million and $5 million hedge firm commitments for future sales and purchases, respectively, denominated in foreign currency. The fair market value of these contracts on June 30, 2000, based upon prevailing market rates on that date, was $106 million and $5 million, respectively. As of June 30, 2000, and based on prevailing market rates on that date, the unrealized loss on outstanding contracts was $2 million.

         REVENUE RECOGNITION KLA-Tencor generally recognizes systems and spares revenue when the product has been shipped, risk of loss has passed to the customer and collection of the resulting receivable is probable. A provision for the estimated costs of fulfilling warranty and installation obligations is recorded at the time the related revenue is recognized.

         Service and maintenance revenue is recognized ratably over the term of the maintenance contract. If maintenance is included in an arrangement which includes a license agreement, amounts related to maintenance are allocated based on vendor specific objective evidence. In situations where maintenance is to be provided over a period beyond twelve months from the balance sheet date, the portion of revenue relating to those services is classified as noncurrent deferred revenue. Consulting and training revenue is recognized when the related services are performed.

         Revenue from license fees is typically recognized upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Such undelivered elements in these arrangements typically consist of services. If vendor-specific objective evidence does not exist to allocate the total delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist, or until all elements are delivered, whichever is earlier. In instances where an arrangement to deliver software requires significant modification or customization, license fees are recognized under the percentage of completion method of contract accounting. Allowances are established for potential product returns and credit losses. If a license of software requires customer acceptance, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. To date, revenues from license fees has been less than ten percent of total revenues

          ADVERTISING EXPENSES The Company expenses advertising costs as incurred. Advertising expenses for fiscal 2000, 1999 and 1998 were approximately $6 million, $4 million and $6 million respectively.

         STRATEGIC DEVELOPMENT AGREEMENTS Net engineering, research and development expenses were partially offset by $16 million, $14 million and $11 million in external funding received under certain strategic development programs conducted with several of the Company's customers in fiscal 2000, 1999 and 1998, respectively.

         INCOME TAXES KLA-Tencor accounts for income taxes under an asset and liability approach. Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, net of a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realized.

         EARNINGS PER SHARE Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by using the weighted average number of common shares outstanding during the period and gives effect to all dilutive potential common shares outstanding during the period. The reconciling difference between the computation of basic and diluted earnings per share for all periods presented is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans.

         Options to purchase 211,009, 1,520,574 and 2,157,416 shares were outstanding at June 30, 2000, 1999 and 1998 respectively, but not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares in each respective year. The exercise price ranges of these options were $56.31 to $68.00, $21.13 to $34.94 and $24.03 to $34.94 at June 30, 2000, 1999 and 1998, respectively.

         STOCK-BASED COMPENSATION PLANS The Company accounts for its employee stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees." The Company provides additional proforma disclosure required by SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note
6).

         RECLASSIFICATIONS Certain amounts in fiscal years prior to 2000 have been reclassified to conform to the 2000 financial statement presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives, such as conversion options contained in convertible debt investments and requires that these instruments be marked-to-market on an ongoing basis. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or in stockholders' equity, depending on the nature of the transaction. The Company currently only participates in hedge transactions of assets, liabilities and firm commitments and does not anticipate that the adoption of this Statement will have a material impact on the financial statements as the gains and losses on the hedge transactions offset the losses and gains on the underlying items being hedged. The Company is required to adopt SFAS No. 133 in the first quarter of our fiscal year ending June 30, 2001. The effect of adopting SFAS No. 133 is not expected to be material to the Company's financial statements.

         In March 2000, the FASB issued interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This Interpretation clarifies the FASB's views in applying Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" to certain stock compensation awards. FIN 44 is effective July 1, 2000, however certain conclusions in this Interpretation cover specific events that occur after December 15, 1998. To the extent this Interpretation covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The implementation of FIN 44 is not expected to have any material impact on the Company's financial statements.

         In June 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101B (SAB 101B), "Second Amendment: Revenue Recognition in Financial Statements." SAB 101B amends Staff Accounting Bulletin No. 101 (SAB
101) "Revenue Recognition in Financial Statements," to defer the implementation date of SAB 101 for registrants until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements of all public companies. The Company is required to adopt SAB 101 in the fourth quarter of its fiscal year ending June 30, 2001. Accordingly, any shipments previously reported as revenue, including revenue reported for the first three quarters of fiscal 2001, that do not meet SAB 101's guidance will be recorded as revenue in future periods. Changes in our revenue recognition policy resulting from the interpretation of SAB 101 would not involve the restatement of prior fiscal year statements, but would, to the extent applicable, be reported as a change in accounting principle in the fiscal year ending June 30, 2001, with the appropriate restatement of interim periods as required by SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." The Company's reported results of operations for the 12 months ending June 30, 2001 will include a cumulative adjustment for all prior annual and interim periods including an adjustment for revenue reported in the first quarter of fiscal 2001 as if SAB 101 had been adopted on July 1, 2000. The Company, in conjunction with the semiconductor capital equipment industry association is seeking clarification on the requirements of SAB 101 as they relate to the semiconductor capital equipment industry. Management believes that SAB 101 and 101B, to the extent that they impact us, will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.


NOTE 2 - FINANCIAL STATEMENT COMPONENTS

BALANCE SHEETS


June 30, (in thousands)                                  1999             2000
------------------------------------------------------------------------------
Accounts receivable, net
    Accounts receivable, gross                     $   296,708       $   496,739
    Allowance for doubtful accounts                    (16,638)          (14,789)
--------------------------------------------------------------------------------
                                                   $   280,070       $   481,950
================================================================================

Inventories:
    Customer service parts                         $    41,276       $    54,442
    Raw materials                                       45,906            83,103
    Work-in-process                                     52,913            82,922
    Demonstration equipment                             37,469            50,817
    Finished goods                                      18,115            11,205
--------------------------------------------------------------------------------
                                                   $   195,679       $   282,489
================================================================================


Property and equipment:
    Land                                           $    16,187       $    16,187
    Buildings and improvements                          30,370            20,860
    Machinery and equipment                            183,135           183,985
    Office furniture and fixtures                       24,742            26,977
    Leasehold improvements                              64,461            94,466
--------------------------------------------------------------------------------
                                                       318,895           342,475
    Less: accumulated depreciation
       and amortization                               (150,560)         (142,756)
--------------------------------------------------------------------------------
                                                      $168,335       $   199,719
================================================================================

Other current liabilities:
    Warranty, installation and retrofit            $    44,665       $    79,874
    Compensation and benefits                          122,851           180,365
    Unearned revenue                                    20,055            22,412
    Income taxes payable                                59,934            88,037
    Restructuring accrual                               16,930             1,686
    Other accrued expenses                              38,066            67,437
--------------------------------------------------------------------------------
                                                      $302,501       $   439,811
================================================================================

Accumulated other comprehensive income:
    Currency translation adjustments               $    (6,048)      $    (3,146)
    Unrealized gains on investments, net                11,231            16,811
--------------------------------------------------------------------------------
                                                   $     5,183       $    13,665
================================================================================


STATEMENTS OF OPERATIONS

Year ended June 30, (in thousands)                       1998             1999              2000
------------------------------------------------------------------------------------------------
Interest income and other, net
    Interest income                                $    42,588       $    38,403      $    39,335
    Interest expense                                    (3,166)           (1,293)            (698)
    Foreign exchange gain                                  248             1,136            3,791
    Realized gain/(loss) on sale of securities             ---            18,819           (5,306)
    Other                                                2,010             3,578            4,414
-------------------------------------------------------------------------------------------------
                                                   $    41,680       $    60,643      $    41,536
=================================================================================================

NOTE  3 - NON-RECURRING ACQUISITION, RESTRUCTURING AND OTHER CHARGES

ACQUISITIONS

For the year ended June 30, 2000

         In March 2000, we purchased assets and related technology of Fab Solutions, a division of ObjectSpace, Inc., for an aggregate purchase price of $8 million. Fab Solutions is a leading provider of advanced process control software solutions used to respond to yield-impacting parametric data in near-real time. We recorded a charge of $0.8 million for purchased in-process research and development, representing the appraised value of products that were not considered to have reached technological feasibility.

         In February 2000, we acquired software developer FINLE Technologies, Inc., a supplier of lithography modeling and data analysis software used to speed development of advanced lithography processes required to develop and produce integrated circuits with 0.12 micron and smaller geometries, for an aggregate purchase price of $5 million. We recorded a charge of $0.5 million for purchased in-process research and development, representing the appraised value of products that were not considered to have reached technological feasibility.

         In November 1999, we acquired software developer ACME Systems, Inc., a leading supplier of yield engineering analysis software used to correlate parametric electrical test and wafer sort yield data with in-line Work In Process and Metrology data, for an aggregate purchase price of $6.9 million. We recorded a charge of $1.9 million for purchased in-process research and development, representing the appraised value of products that were not considered to have reached technological feasibility.

         To determine the value of the in-process technology of the fiscal 2000 acquisitions, the expected future cash flow attributable to the in-process technology was discounted, taking into account the percentage of completion, utilization of pre-existing technology, risks related to the characteristics and applications of the technology, existing and future markets, and technological risk associated with completing the development of the technology. The valuation approach used was a form of discounted cash flow approach commonly known as the "percentage of completion" approach whereby the cash flows from the technology are multiplied by the percentage of completion of the in-process technology. In each acquisition, the value of tangible net assets acquired was nominal.

For the year ended June 30, 1999

         In December 1998, the Company purchased a confocal review station product and related technology from Uniphase Corporation for an aggregate purchase price of $3 million. Assets acquired of $3 million consisted primarily of inventory.

         In November 1998, the Company purchased assets and technology from Keithley Instruments, Inc. for an aggregate purchase price of $10 million. The corona wire gate oxide monitoring tool technology we acquired had not yet reached the alpha stage and the cost to complete the development of this equipment was estimated at the time of acquisition to be $1 million. The Company recorded a charge of $8 million for purchased in-process research and development, representing the appraised value of product that was not considered to have reached technological feasibility.

         In June 1998, we acquired Groff Associates, Inc. (dba VARS Inc.) for an aggregate purchase price of $13 million. The digital and in-line-monitoring image archiving retrieval software technology we acquired had not yet reached the alpha stage and the cost to complete the development of these software products was estimated at the time of acquisition to be $2 million. We recorded a charge of $13 million for purchased in-process research and development, representing the appraised value of products that were not considered to have reached technological feasibility.

         In May 1998 we acquired DeviceWare, Inc., a company in its development stage, for an aggregate purchase price of $3 million. The bit mapping defect characterization technology acquired had not yet reached the alpha stage and the cost to complete the development of this software product was estimated at the time of acquisition to be $1 million. We recorded a charge of $3 million for purchased in-process research and development, representing the appraised value of product that was not considered to have reached technological feasibility.

         For each of the above three fiscal 1999 transactions, the appraised value under the income approach used for our calculation did not differ materially from the result under the percentage of completion approach preferred by the Securities and Exchange Commission. The value of the tangible net assets acquired was nominal.

         Each of the above acquisitions was accounted for using the purchase method of accounting and the developmental products acquired were evaluated in the context of Interpretation 4 of SFAS No. 2 and SFAS No. 86. The allocation of the purchase price to in-process research and development cost was determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. Substantially all of the in-process research and development projects acquired were expected to be complete and generating revenues within the 24 months following the acquisition date.

For the year ended June 30, 1998

         In February 1998, we acquired Nanopro GmbH (Freiburg, Germany) for an aggregate purchase price of $3 million. This privately-held company specialized in the development of advanced interferometric wafer inspection. The identified in-process research and development of $3 million was estimated and expensed, because technological feasibility of the advanced interferometric wafer technology had not yet been reached. The appraised value under the income approach used for our calculation did not differ materially from the result under the percentage of completion approach preferred by the Securities and Exchange Commission. The technology acquired had not reached commercial feasibility as of June 30, 1999. The value of the tangible net assets acquired was nominal.

         In April 1998, we acquired Amray, Inc. (Amray) for 1,800,000 shares of our common stock accounted for under the pooling of interest method of accounting. A privately-owned provider of scanning electron microscope systems, Amray's historical operations, net assets, and cash flows were less than 3% of our consolidated financial results and, therefore, were not reflected in the consolidated financial results prior to the acquisition.

         Development of acquired technologies remains a significant risk due to the remaining effort required to achieve technical feasibility, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring any of these products to market in a timely manner could adversely affect our sales and profitability in the future. Additionally, the value of net assets and other intangible assets acquired may become impaired.

RESTRUCTURING AND OTHER CHARGES

         In November 1998, the Company entered into a restructuring plan to address the downturn in the semiconductor industry. The plan included a consolidation of facilities, a write-down of assets associated with affected programs and a reduction in the Company's global workforce, resulting in a restructuring charge of $35 million. Restructuring costs have been assigned to four main categories including facilities, inventory, severance and benefits, and other restructuring charges. Facilities costs totaling $12 million include $8 million for lease expense resulting from consolidation and closure of certain offices located primarily in the U.S. and Japan; $3 million for leasehold improvements in those facilities; and $1 million in other facilities-related exit costs. Inventory-related costs of $10 million are assets related to unique parts and non-cancelable purchase commitments of certain development programs which were terminated as part of the realignment and streamlining of the Company's product lines. Severance and benefit-related costs totaling $8 million included involuntary termination of approximately 250 personnel from manufacturing, engineering, sales, marketing, and administration throughout the U.S., Japan and Europe during fiscal 1999. Other restructuring costs of $5 million relate primarily to the write-off of software licenses and related non-cancelable maintenance contracts for closed locations.

         During fiscal year 2000, KLA-Tencor management determined that $7.8 million of the restructure reserve would not be utilized because of a change in management's plans for utilization of certain facilities resulting from an increase in demand for the Company's products. Accordingly, the restructuring reserve reversal was included in the determination of income from operations for the year ended June 30, 2000.

The following table sets forth the restructuring reserve since inception:


                                                                    Severance
(in thousands)                        Facilities     Inventory     and Benefits      Other        Total
----------------------------------------------------------------------------------------------------------
Restructuring provision -
November 1998                         $ 12,491       $  9,721       $  8,126       $  4,662       $ 35,000
     Write-down of assets               (2,035)        (6,729)            --         (3,168)       (11,932)
     Cash expenditure                   (2,109)          (409)        (2,620)        (1,000)        (6,138)
----------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                 8,347          2,583          5,506            494         16,930
     Write-down of assets                 (326)        (2,304)          (339)          (494)        (3,463)
     Non-cash stock compensation            --             --         (2,952)            --         (2,952)
     Cash expenditure                     (398)            --           (593)            --           (991)
     Reserve Reversal                   (6,978)          (279)          (581)            --         (7,838)
----------------------------------------------------------------------------------------------------------
Balance at June 30, 2000              $    645       $     --       $  1,041       $     --       $  1,686
==========================================================================================================


              The remaining balance at June 30, 2000 consists of payments under certain contractual obligations which existed as of the date of the plan was executed and certain severance agreements.


NOTE 4 - INVESTMENTS

         The amortized costs and estimated fair value of securities available for sale as of June 30, 1999 and 2000 are as follows:



                                                     Gross             Gross            Gross            Gross
                                                    Amortized        Unrealized      Unrealized           Fair
June 30, 1999 (in thousands)                          Cost              Gains           Losses            Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasuries                                    $    53,097       $        85      $       728       $    52,454
Mortgage-backed securities                              40,522                51              421            40,152
Municipal bonds                                        386,719             1,358            2,416           385,661
Corporate debt securities                               63,880                18              517            63,381
Corporate equity securities                              5,931            21,164               --            27,095
Other                                                   93,075               123              357            92,841
-------------------------------------------------------------------------------------------------------------------
                                                       643,224            22,799            4,439           661,584

Less:    Cash equivalents                              177,891                --                2           177,889
         Short-term investments                         38,361            21,232               19            59,574
-------------------------------------------------------------------------------------------------------------------
Long-term investments                              $   426,972       $     1,567      $     4,418       $   424,121
===================================================================================================================


                                                      Gross              Gross           Gross            Gross
                                                    Amortized         Unrealized       Unrealized          Fair
June 30, 2000 (in thousands)                           Cost              Gains           Losses            Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasuries                                    $    33,545       $        24      $       348       $    33,221
Mortgage-backed securities                              37,282                 2              663            36,621
Municipal bonds                                        580,328               633            1,236           579,725
Corporate debt securities                              187,919                28              563           187,384
Corporate equity securities                             26,047            14,427               45            40,429
Other                                                   33,216                --               --            33,216
-------------------------------------------------------------------------------------------------------------------
                                                       898,337            15,114            2,855           910,596

Less:    Cash equivalents                              424,429                --                4           424,425
         Short-term investments                        105,569            14,455               92           119,932
-------------------------------------------------------------------------------------------------------------------
     Long-term investments                         $   368,339       $       659      $     2,759       $   366,239
===================================================================================================================


         The contractual maturities of securities classified as available for sale as of June 30, 2000, regardless of the consolidated balance sheet classification, are as follows:


                                                  Estimated
June 30, 2000 (in thousands)                     Fair Value
-----------------------------------------------------------
Due within one year                             $   528,685
Due after one year through five years               278,717
Due after five years                                 62,765
-----------------------------------------------------------
                                                $   870,167
============================================================


         Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized gains and losses for the years ended June 30, 1999 and 2000 were not material to the Company's financial position or results of operations.


NOTE 5 - INCOME TAXES

The components of income before income taxes are as follows:


Year ended June 30, (in thousands)                    1998              1999              2000
----------------------------------------------------------------------------------------------
Domestic income before income taxes              $   172,964      $    30,097       $   311,240
Foreign income before income taxes                    33,347           20,212            41,837
-----------------------------------------------------------------------------------------------
     Total net income before taxes               $   206,311      $    50,309       $   353,077
===============================================================================================

The provision (benefit) for income taxes are comprised of the following:


Year ended June 30, (in thousands)                                        1998              1999              2000
------------------------------------------------------------------------------------------------------------------
Current:
       Federal                                                       $    94,402      $    22,902       $   121,639
       State                                                              13,598            7,040            23,187
       Foreign                                                            10,440            9,085            14,975
-------------------------------------------------------------------------------------------------------------------
                                                                         118,440           39,027           159,801
Deferred:
       Federal                                                           (42,149)         (22,256)          (44,893)
       State                                                              (4,376)          (6,273)          (13,958)
       Foreign                                                               300              599            (1,671)
--------------------------------------------------------------------------------------------------------------------
                                                                         (46,225)         (27,930)          (60,522)
--------------------------------------------------------------------------------------------------------------------
     Provision for income taxes                                      $    72,215      $    11,097       $    99,279
===================================================================================================================


         Actual current tax liabilities are lower than reflected above for fiscal years 1998, 1999 and 2000 by $21 million, $14 million and $132 million, respectively, due to the stock option deduction benefits recorded as credits to capital in excess of par value.

The significant components of deferred income tax assets (liabilities) are as follows:



June 30, (in thousands)                                                                  1999              2000
-------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
    Federal and state loss and credit carryforwards                                   $     5,231       $    37,796
    Employee benefits accrual                                                              27,889            32,834
    Non-deductible reserves and other                                                     119,035           144,065
-------------------------------------------------------------------------------------------------------------------
                                                                                          152,155           214,695
-------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
    Depreciation                                                                           (6,202)           (7,473)
    Unremitted earnings of foreign subsidiaries not
       permanently reinvested                                                             (12,138)          (12,070)
    Unrealized gain on investments                                                         (7,104)          (10,613)
    Other                                                                                  (2,840)           (4,952)
--------------------------------------------------------------------------------------------------------------------
                                                                                          (28,284)          (35,108)
--------------------------------------------------------------------------------------------------------------------
Deferred tax assets valuation allowance                                                    (1,298)               --
-------------------------------------------------------------------------------------------------------------------
     Total net deferred tax assets                                                    $   122,573       $   179,587
===================================================================================================================

         The reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows:


Year ended June 30,                                                         1998             1999              2000
-------------------------------------------------------------------------------------------------------------------
Federal statutory rate                                                     35.0%             35.0%            35.0%
State income taxes, net of federal benefit                                  2.9               1.0              1.7
Effect of foreign operations taxed at various rates                        (0.1)              4.8             (0.6)
Benefit from Foreign Sales Corporation                                     (2.8)             (3.3)            (2.9)
Research and development tax credit                                        (1.7)             (1.2)            (2.5)
Merger and acquisition costs                                                3.0                --                --
Tax exempt interest                                                        (2.6)            (11.8)            (1.6)
Other                                                                       1.3              (2.4)            (1.0)
-------------------------------------------------------------------------------------------------------------------
     Provision for Income Taxes                                            35.0%             22.1%            28.1%
===================================================================================================================


         Undistributed earnings of certain of the Company's foreign subsidiaries, for which no United States federal income taxes have been provided, aggregated $20 million at June 30, 2000. The amount of the unrecognized deferred tax expense related to the investments in foreign subsidiaries is estimated at $5.5 million at June 30, 2000.

         The IRS is currently auditing the Company's federal income tax returns for fiscal 1995 to 1996. Management believes sufficient taxes have been provided in prior years and that the ultimate outcome of the IRS audits will not have a material adverse impact on the Company's financial position or results of operations.


NOTE 6 - STOCKHOLDERS' EQUITY AND EMPLOYEE BENEFITS

         STOCKHOLDER'S RIGHTS PLAN In March 1989, the Company implemented a plan to protect stockholders' rights in the event of a proposed takeover of the Company. The Plan was amended in April, 1996. The Plan provides that if any person or group acquires 15% or more of the Company's common stock, each Right not owned by such person or group will entitle its holder to purchase, at the then-current exercise price, the Company's common stock at a value of twice that exercise price. As amended to date, under the Plan, the rights are redeemable at the Company's option for $0.01 per right and expire in April 2006.

         STOCK REPURCHASE PROGRAM In July 1997, the Board of Directors authorized the Company to systematically repurchase shares of its common stock in the open market. This plan was entered into to reduce the dilution from the Company's employee benefit and incentive plans such as the stock option and employee stock purchase plans. In fiscal years 2000, 1999 and 1998, the Company repurchased 520,000, 2,152,000 and 756,000 shares at an average price of $53.80, $22.66 and $21.22 per share, respectively. At June 30, 2000, 463,200 shares are authorized for repurchase under this program.

         STOCK SPLIT For shareholders of record on January 4, 2000, the Company effected a two-for-one stock split of its common stock in the form of a 100 percent stock dividend. The stock dividend was paid on January 18, 2000. All prior-period share and per share amounts have been adjusted to reflect this transaction retroactively.

         EMPLOYEE STOCK PURCHASE PLAN The Company's employee stock purchase plan provides that eligible employees may contribute up to 10% of their base earnings toward the semi-annual purchase of the Company's common stock. The employee's purchase price is derived from a formula based on the fair market value of the common stock. No compensation expense is recorded in connection with the plan. In fiscal years 2000, 1999 and 1998, employees purchased 1,935,031, 1,639,334 and 1,765,738 at a weighted average fair value of shares issued of $13.28, $5.24 and $5.60, respectively. At June 30, 2000, 533,577 shares were reserved and available for issuance under this plan.

         STOCK OPTION AND INCENTIVE PLANS The Company has authorized various stock option and management incentive plans for selected employees, officers, directors, and consultants. The plans provide for awards in the form of stock options, stock appreciation rights, stock purchase rights, and performance shares. As of June 30, 2000, only stock options have been awarded under the plans.

         Under the Company's stock option plans, options generally have vesting periods of four years, are exercisable for a period not to exceed ten years from the date of issuance and are granted at prices not less than the fair market value of the Company's common stock at the grant date.

         In August 1998, employees of the Company, excluding certain executive officers, holding options with exercise prices of $14.00 or higher were granted the opportunity to surrender those options and replace them with new options having an exercise price of $10.63, the fair market value of the Company's stock on that date, and begin a new vesting schedule from the date of grant. In addition, in October 1998, certain executive officers were granted the opportunity to surrender their options and replace them with a reduced number of options having an exercise price of $16.97, the fair market value on that date, and begin a new vesting schedule from the date of grant. A total of 8,359,934 options were repriced.

The activity under the option plans, combined, was as follows:


                                                                                         Weighted-
                                              Available          Options                  Average
                                              For Grant         Outstanding               Price
--------------------------------------------------------------------------------------------------
Balances at June 30, 1997                     4,251,676          20,521,932             $  10.33
     Additional shares reserved               5,003,206                  --                   --
     Options granted                         (7,259,776)          7,259,776                23.22
     Options canceled/expired                 1,503,420          (1,831,828)               15.28
     Options exercised                               --          (2,760,350)                5.17
--------------------------------------------------------------------------------------------------


Balances at June 30, 1998                     3,498,526          23,189,530                14.56
     Additional shares reserved               7,237,674                  --                   --
     Options granted                        (15,311,226)         15,311,226                12.12
     Options canceled/expired                11,083,092         (11,083,092)               21.03
     Options exercised                               --          (2,989,360)                7.71
------------------------------------------------------------------------------------------------
Balances at June 30, 1999                     6,508,066          24,428,304                10.92
     Additional shares reserved               5,320,924                  --                   --
     Options granted                         (8,165,856)          8,165,856                37.35
     Options canceled/expired                 1,483,568          (1,551,794)               18.62
     Options exercised                               --          (8,686,654)                9.50
------------------------------------------------------------------------------------------------
Balances at June 30, 2000                     5,146,702          22,355,712             $  20.23
================================================================================================


         The options outstanding at June 30, 2000 have been segregated into ranges for additional disclosure as follows:


                                                                                             Options Vested
                                Options Outstanding                                          and Exercisable
---------------------------------------------------------------------------     -----------------------------------
                                              Weighted-      Weighted-                              Weighted-
                             Number            Average        Average                                Average
     Range of             of Shares           Remaining      Exercise               Number            Exercise
     Exercise           Outstanding at     Contract Life     Price at            Vested and         Price at
     Prices              June 30, 2000       (in years)     June 30, 2000        Exercisable         June 30, 2000
---------------------------------------------------------------------------     -----------------------------------
     $ 1.75-$ 8.81           727,658            3.99          $  5.54                727,658          $  5.54
     $ 8.88-$ 9.31         1,226,738            4.24          $  9.29              1,161,303          $  9.30
     $ 9.53-$10.63         8,590,944            8.12          $ 10.60              2,968,640          $ 10.55
     $10.81-$11.03         1,659,496            6.33          $ 10.85                733,514          $ 10.85
     $11.23-$16.97         1,536,149            7.92          $ 15.71                680,713          $ 14.98
     $17.03-$31.47         1,616,098            8.48          $ 24.81                452,484          $ 22.62
     $33.75-$33.75         5,450,764            9.33          $ 33.75                     --          $    --
     $34.94-$68.00         1,547,865            9.65          $ 51.32                 53,437          $ 45.55
-------------------------------------------------------------------------------------------------------------
     $ 1.75-$68.00        22,355,712            8.05          $ 20.23              6,777,749          $ 11.36
=============================================================================================================


         The weighted average fair value of options granted in fiscal years 2000, 1999 and 1998 was $24.15, $7.47 and $13.18, respectively. Options exercisable were 6,777,749, 7,484,476 and 10,223,824 as of June 30, 2000, 1999
and 1998, respectively.

         ACCOUNTING FOR STOCK-BASED COMPENSATION Pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted subsequent to June 30, 1995, under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the single option approach with the following weighted-average assumptions:


June 30,                                                 1998            1999               2000
------------------------------------------------------------------------------------------------
Stock option plan:
     Expected stock price volatility                    55.0%            65.0%             70.0%
     Risk free interest rate                             5.8%             5.0%              6.3%
     Expected life of options (in years)                 5.6              5.6               5.3

Stock purchase plan:
     Expected stock price volatility                    55.0%            65.0%             70.0%
     Risk free interest rate                             5.4%             4.8%              6.3%
     Expected life of options (in years)                 1-2              1-2               1-2

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock option and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such Company options.

         For purposes of pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information is as follows:


Year ended June 30,
(in thousands, except per share data)                    1998             1999              2000
------------------------------------------------------------------------------------------------
Pro-forma net income                                $  106,882        $    5,278       $  197,610

Pro-forma earnings per share:
     Basic                                          $     0.63        $    0.03        $     1.08
     Diluted                                        $     0.62        $    0.03        $     1.05



         The pro forma effect on net income and earnings per share for fiscal years 2000, 1999 and 1998 is not representative of the pro forma effect net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

         OTHER EMPLOYEE BENEFIT PLANS The Company has a profit sharing program for eligible employees which distributes, on a quarterly basis, a percentage of pretax profits. In addition, the Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. During fiscal years 1998 and 1999, the Company matched dollar-for-dollar up to $500 of an eligible employee's contribution. During fiscal year 2000, the Company matched $0.25 per dollar up to $1000 of an eligible employee's contribution, with $500 of the amount funded from the profit sharing program. The total charge to operations under the profit sharing and 401(k) programs aggregated $38 million, $7 million and $22 million in fiscal years 2000, 1999 and 1998, respectively.

         The Company has a non-qualified deferred compensation plan whereby certain key executives may defer a portion of their salary and bonus. Participants direct the investment of their account balances among mutual funds selected by the participants. Distributions from the plan commence the quarter following a participant's retirement or termination of employment. At June 30, 2000, the Company had a deferred compensation liability under the plan of $54 million.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

         FACTORING The Company has an agreement with a bank to sell, with recourse, certain of its trade receivables. The total amount of the facility is the yen equivalent of $80 million based upon exchange rates as of June 30, 2000. During fiscal 2000, approximately $83.4 million of receivables were sold under this arrangement. As of June 30, 2000, approximately $51.9 million were outstanding. The Company does not believe it is materially at risk for any losses as a result of this agreement.

         LINE OF CREDIT The Company has revolving lines of credit with two banks, which expire at various dates through October 2000 under which the Company can borrow up to $30 million. The first line, for $15 million, bears interest at LIBOR plus 0.85% (7.46% at June 30, 2000). The second line, for $15 million, bears interest at the higher of the announced base rate or the Fed funds rate plus 0.5% (7.0% at June 30, 2000). At June 30, 2000, no amounts were outstanding.

         FACILITIES In November 1997, the Company entered into a master operating lease for land, office and manufacturing facilities constructed for its use in Milpitas and San Jose, California. Monthly payments under this lease vary based upon the London Interbank Offering Rate (LIBOR) plus 0.42%. The Lease runs through November of 2002, with an option to extend up to two more years. Under the terms of the lease, the Company, at its option, can acquire the properties at their original cost or arrange for the properties to be acquired. In April 1999, the Company chose to exercise its option to purchase certain of the land and facilities for a total aggregate value of approximately $27.4 million. If the Company does not purchase the remaining properties by the end of the lease, the Company will be contingently liable to the lessor for residual value guarantees aggregating up to approximately $100.2 million. In addition, under the terms of the lease, the Company must maintain compliance with certain financial covenants. As of June 30, 2000, the Company was in compliance with all of its covenants. Based on current market conditions, management does not believe that the Company will have to make any significant payments under the contingent liability relating to the residual value guarantees.

         The Company leases several other facilities under operating leases that expire at various times through fiscal 2012, with renewal options at the fair market value for additional periods up to five years. The Company also leases equipment and other facilities under operating leases.

         Total rent expense under all operating leases was approximately $17.5 million, $17.7 million and $17.5 million for the years ended June 30, 2000, 1999 and 1998, respectively (which includes lease payments for the Company's Milpitas and San Jose, California facilities).

         Future minimum lease commitments under these operating leases at June 30, 2000 (which include estimated lease payments for the Company's Milpitas and San Jose, California, facilities using a LIBOR of 7.17% and total construction costs of $119.3 million), are approximately $17.5 million, $15.6 million, $7.4 million, $3.1 million, $2.0 million, and $4.5 million in fiscal 2001 through 2005 and thereafter, respectively.

         LAND PURCHASE In May 2000, the Company entered into an agreement to purchase up to 43 acres of land in Livermore, California to build a new campus. The initial 31 acre parcel of land is scheduled to be purchased in the first quarter of fiscal 2001, for approximately $15.1 million (See Note 10). The Company holds an option to purchase the remaining 12 acres for approximately $5.7 million, which expires at the end of calendar 2001. The Company is obligated for assessments not to exceed approximately $3.4 million and $1.3 million for construction on the 31 acre and 12 acre lots, respectively.

         LEGAL MATTERS From time to time the Company is named as a party to lawsuits in the normal course of our business. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company believes that it has defenses in each of the cases set forth below and are vigorously contesting each of these matters.

Therma-Wave, Inc.

         Therma-Wave I: On September 3, 1998, we initiated a patent infringement suit against Therma-Wave, Inc. alleging that certain products manufactured by Therma-Wave infringe a patent relating to film thickness measuring technology. On January 14, 1999, Therma-Wave filed a counterclaim against KLA-Tencor for patent infringement with respect to one of its thin film technology patents. We believe that the allegations contained in the counterclaim are unfounded and intend to vigorously defend our position, and we have meritorious defenses to those counterclaims. We believe that even if the outcome of the litigation is adverse to us it will not have a material adverse effect on our business, financial condition or results of operations.

         Therma-Wave II: On July 22, 1999, we filed a second action against Therma-Wave in which we alleged that Therma-Wave infringes another patent relating to thin film thickness measuring technology. We are seeking damages and an injunction to stop the sale of the equipment that employs the infringing technology. On October 25, 1999, Therma-Wave filed a counterclaim against KLA-Tencor for patent infringement with respect to two patents relating to optical measurement systems. The counterclaim also includes allegations that KLA-Tencor engaged in a pattern of conduct designed to disparage and improperly damage Therma-Wave. We believe that the allegations contained in the counterclaim are unfounded, we intend to vigorously defend our position, and we have meritorious defenses to those counterclaims. We believe that the outcome from such litigation, even if adverse to us, would not have a material adverse effect on our business, financial condition or results of operations.

Schlumberger, Inc. and Rigg Systems

         On August 30,1999, we were named as a defendant in a lawsuit in which Schlumberger, Inc. alleges trade secret misappropriation, unfair competition and trade slander. On July 21, 2000, the court granted our motion for summary judgment dismissing the case. Schlumberger, Inc. subsequently filed a motion for reconsideration of that dismissal and we are awaiting a ruling on that motion. Although the outcome of these claims cannot be predicted with certainty, we do not believe that this legal matter will have a material adverse effect on our financial condition even if plaintiff prevails. On January 26, 2000, we filed a complaint against Philip Rigg, RIGG Systems and Schlumberger, Inc. for misappropriation of trade secrets, breach of contract, breach of fiduciary duty, interference with contract, and unfair competition. The defendants filed cross-complaints on June 5, 2000 asserting various statutory and common law theories. Although the outcome of these claims cannot be predicted with certainty, we do not believe that this legal matter will have a material adverse effect on our financial condition or results of operations even if the plaintiff prevails.


NOTE 8 -- SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

         In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision makers are the Chief Executive Officer and the Chief Operating Officer. SFAS No. 131 differs from the previous accounting standard SFAS No. 14, which required companies to disclose certain financial information about each industry segment in which they operate.

         The Company is engaged primarily in designing, manufacturing, and marketing yield management and process monitoring systems for the semiconductor industry. All operating units have been aggregated due to their inter-dependencies, commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes. Since the Company operates in one segment, all financial segment information required by SFAS 131 can be found in the consolidated financial statements.

         The Company's significant operations outside the United States include a manufacturing facility in Israel and sales, marketing and service offices in Western Europe, Japan, and the Asia Pacific region. For geographical reporting, revenues are attributed to the geographic location in which the customer is located. No single customer accounted for 10% or more of net revenues or accounts receivable in any of the periods presented. Long-lived assets consist of net property and equipment, goodwill, capitalized software and other intangibles, and other long-term assets, excluding long-term deferred tax assets and are attributed to the geographic location in which they are located. The following is a summary of operations by entities located within the indicated geographic areas for fiscal years 1998, 1999 and 2000.


Year ended June 30, (in thousands)         1998          1999            2000
--------------------------------------------------------------------------------
Revenues:
    United States                       $  513,065      $338,791      $  448,022
    Western Europe                         147,070       133,099         222,186
    Japan                                  291,175       198,196         309,062
    Taiwan                                 141,895        87,883         299,442
    Asia Pacific                            73,120        85,212         220,100
--------------------------------------------------------------------------------
        Total                           $1,166,325      $843,181      $1,498,812
================================================================================

June 30, (in thousands)                    1998          1999            2000
--------------------------------------------------------------------------------
Long-lived assets:
    United States                       $  149,776      $183,332      $  240,148
    Western Europe                           9,062         7,785           8,059
    Japan                                   13,044        13,068          11,012
    Taiwan                                   1,418         1,162           2,469
    Asia Pacific                             3,488         3,439           5,703
--------------------------------------------------------------------------------
        Total                           $  176,788      $208,786      $  267,391
================================================================================



NOTE 9 - SUBSEQUENT EVENT

         On August 15, 2000, the Company closed on the purchase of a 31 acre parcel of land in Livermore, California for approximately $15.1 million (See
Note 7). Construction on the land is scheduled to begin in the first quarter of fiscal 2001.

NOTE 10 - QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

         The following table presents certain unaudited consolidated quarterly financial information for the eight quarters ended June 30, 2000. In our opinion, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

(In thousands, except
per share data)                                    September 30        December 31       March 31         June 30
-------------------------------------------------------------------------------------------------------------------
Fiscal 1999:
     Revenues                                      $   205,230       $   193,371      $   210,939       $   233,641
     Gross profit                                       92,575            88,462          100,259           114,826
     Income (loss) from operations                      (2,924)          (42,674)(1)       12,964            22,300
     Net income (loss)                                  10,180           (17,597)(1)       20,782            25,847
     Net income (loss) per share:
         Basic                                     $      0.06       $    (0.10) (1)  $      0.12       $      0.15
         Diluted                                   $      0.06       $    (0.10) (1)  $      0.11       $      0.14

Fiscal 2000:
     Revenues                                      $   272,989       $   330,757      $   413,017       $   482,049
     Gross profit                                      136,872           177,384          231,645           275,106
     Income from operations                             42,740 (2)        61,550           91,147 (3)       116,104
     Net income                                         39,502 (2)        49,249           73,347 (3)        91,700
     Net income per share:
         Basic                                     $      0.22 (2)   $      0.27      $      0.40 (3)   $      0.49
         Diluted                                   $      0.21 (2)   $      0.26      $      0.38 (3)   $      0.47

(1) Includes non-recurring acquisition and restructuring charges of $43 million. Net income, basic and diluted net income per share would have been $10 million, $0.06 and $0.06, respectively, excluding these costs.

(2) Includes non-recurring acquisition and restructuring charges of $(6) million. Net income, basic and diluted net income per share would have been $36 million, $0.20 and $0.19, respectively, excluding these costs.

(3) Includes non-recurring acquisition and restructuring charges of $1 million. Net income would have been $74 million, basic and diluted net income per share would have remained unchanged.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of KLA-Tencor Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of KLA-Tencor Corporation and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS  LLP

San Jose, California
July 24, 2000, except as to Note 9, which is as of August 15, 2000

---------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names of the present directors and executive officers of KLA-Tencor as of September 22, 2000, their ages and positions held. Additional information required by Item 405 of Regulation S-K of the Securities Act of 1933, as amended, is incorporated herein by reference to our Proxy Statement.



            Name                          Age                                  Position
     ----------------------------------------------------------------------------------------------------------
     Kenneth Levy                         57         Chairman of the Board
     Kenneth L. Schroeder                 54         President and Chief Executive Officer
     Gary E. Dickerson                    43         Chief Operating Officer
     John H. Kispert                      36         Executive Vice President, and Chief Financial Officer
     Dennis J. Fortino                    54         Executive Vice President, Optical Surface inspection
                                                     and Measurement Group
     Edward C. Grady                      53         Executive Vice President, Wafer Inspection Group
     Samuel A. Harrell                    60         Senior Vice President, Strategic Business Development
     Maureen Lamb                         39         Vice President, Finance and Accounting
     Stuart J. Nichols                    40         Vice President, General Counsel
     Neil Richardson                      45         Executive Vice President, E-Beam Inspection and
                                                     Metrology Group
     Arthur P. Schnitzer                  57         Executive Vice President, Customer Group
     Richard P. Wallace                   40         Executive Vice President, Wafer Inspection Group
     Edward W. Barnholt                   57         Director
     H. Raymond Bingham                   54         Director
     Robert T. Bond                       57         Director
     Richard J. Elkus, Jr.                65         Director
     Dean O. Morton                       68         Director
     Jon D. Tompkins                      60         Director
     Lida Urbanek                         55         Director



         Kenneth Levy is a co-founder of KLA-Tencor and since July 1, 1999 has been Chairman of the Board and a Director. From July 1998 until June 30, 1999 he was the Chief Executive Officer and a Director. From April 30, 1997 until June 30, 1998 he was Chairman of the Board. From 1975 until April 30, 1997 he was Chairman of the Board and Chief Executive Officer. He currently serves on the boards of directors of Ultratech Stepper, Inc., SpeedFam-IPEC, Inc. and is a Director Emeritus of SEMI, an industry trade association

         Kenneth L. Schroeder has been President and Chief Executive Officer and a Director of KLA-Tencor since July 1, 1999. From November 1991 until June 30, 1999, he was President and

Chief Operating Officer and a Director. He currently serves on the boards of directors of GaSonics International and SEMI, an industry trade association.

         Gary E. Dickerson has been Chief Operating Officer since July 1, 1999. Mr. Dickerson joined KLA-Tencor in January 1986 and has held a series of management positions. From July 1997 until June 30, 1999, he was Executive Vice President of the Customer Group. In January 1996, he was promoted to Group Vice President for the Wafer Inspection Group. In July 1994 he became the General Manager of the Wisard Division.

         John H. Kispert became Chief Financial Officer in July 2000. Before becoming CFO, Mr. Kispert was Vice President of Finance and Accounting since July 1999. From February 1998 to July 1999 he was Vice President of Operations for the Wafer Inspection Group. From August 1997 to February 1998 he was Director of Operations. Mr. Kispert joined KLA-Tencor in February 1995 and has held a series of other management positions within the Company. Prior to KLA-Tencor, Mr. Kispert was with IBM for 6 years.

         Dennis J. Fortino has been Executive Vice President of the Optical Surfscan Inspection and Measurement Group since July 1999. From August 1997 to June 1999, he served as Vice President and General Manager of the Surfscan Division and from November 1995 to July 1997 as the Vice President and General Manager of the Surface Metrology Division. Mr. Fortino served as Vice President and General Manager for Spectra-Physics Lasers from July 1991 to October 1995.

         Edward C. Grady has been Executive Vice President of the Wafer Inspection Group since July 1999. From August 1998 to July 1999, he was Executive Vice President of the Precision Measurement. In March 1996 until August 1998 he was Vice President and General Management of the RAPID Division. He took held position of Vice President of Marketing in July 1995 until March 1996.

         Dr. Samuel A. Harrell joined KLA-Tencor in September 1995 as Senior Vice President of Strategic Business Development. Dr. Harrell is responsible for strategic corporate development. Dr. Harrell served from October 1992 to December 1995 as the Senior Vice President and Chief Strategy Officer of SEMATECH. From August 1987 to September 1992 he served as President of SEMI/SEMATECH.

         Maureen Lamb became Vice President, Finance and Accounting in July 2000. She was the Corporate Controller from January 1999 to July 2000.

         Stuart J. Nichols joined KLA-Tencor in October 1999 as Vice President, General Counsel. Before KLA-Tencor, Mr. Nichols served from May 1997 to October 1999 as Vice President, General Counsel and Secretary of Phoenix Technologies Ltd. Mr. Nichols also served as General Counsel of Samsung Semiconductor, Inc. from August 1995 to May 1997.

         Dr. Neil Richardson has been Executive Vice President of E-Beam Inspection and Metrology Group since May 1998. He was Executive Vice President of the Metrology Group from February

1997 to April 1998. He joined KLA-Tencor in June 1993 as Vice President and General Manager of the Metrology Division.

         Arthur P. Schnitzer has been Executive Vice President of the Customer Group since November 1998. From June 1997 to October 1998 he was Executive Vice President, Human Resources. From July 1993 to June 1997 he was Group Vice President responsible for RAPID, SEMSPEC, PRISM and manufacturing for WISARD and RAPID. From 1989 to July 1993 he was Vice President and General Manager of the Wisard division. He joined KLA-Tencor in July 1978 and has held a series of other management positions within the Company.

         Richard P. Wallace became Executive Vice President of the Wafer Inspection Group in July 1999. From July 1999 to June 2000, he was the Group Vice President for Lithography and Films. From April 1998 to June 1999 he was Vice President and General Manager of the Mirage Group. From 1995 to March 1998 he was Vice President and General Manager of the Wisard division. Mr. Wallace joined KLA-Tencor in 1988 and has held a series of other management positions.

         Edward W. Barnholt has been a Director of the Company since 1995. Since May 1999, he has been President and Chief Executive Officer and a director of Agilent Technologies, Inc. Mr. Barnholt served as General Manager of Hewlett-Packard's Measurement Organization from 1998 to 1999, which included Hewlett-Packard's Electronic Instruments Group, the Microwave and Communications Group, the Communications Test Solutions Group, the Automated Test Group, the Chemical Analysis Group, the Components Group and the Medical Products Group. From 1990 to 1998, he served as General Manager of Hewlett-Packard's Test and Measurement Organization. He was elected a Senior Vice President of Hewlett-Packard in 1993 and an Executive Vice President in 1996.

         H. Raymond Bingham has been a Director of the Company since August 2000. He has been President and Chief Executive Officer of Cadence Design Systems, Inc. since April 1999. Mr. Bingham has been a director of Cadence since November 1997. From 1993 to April 1999, Mr. Bingham served as Executive Vice President and Chief Financial Officer of Cadence. Prior to joining Cadence, Mr. Bingham was Executive Vice President and Chief Financial Officer of Red Lion Hotels and Inns, an owner and operator of a chain of hotels, for eight years. Mr. Bingham is a director of Legato Systems, Inc., Onyx Software Corporation, TenFold Corporation and a director and Chairman of Integrated Measurement Systems, Inc.


         Robert T. Bond has been a Director of the Company since August 2000. From April 1996 to January 1998, Mr. Bond served as Chief Operating Officer of Rational Software Corporation. Prior to that, he held various executive positions at Rational Software Corporation. Mr. Bond was employed by Hewlett-Packard Company from 1967 to 1983 and held various management positions during his tenure there. He is on the Advisory Board of Cyntric Corporation and is also a director. He also serves on the Advisory Board of Grid Data Corporation.

         Richard J. Elkus, Jr. has been a Director of KLA-Tencor since April 1997. He was Executive Vice President and Vice Chairman of the board of directors of Tencor from February 1994 until April 1997. He is the Co-Chairman of the Board and a Director of Voyan Technology. He currently serves on the boards of directors of Sopra, S.A., a semiconductor equipment company, Lam Research Corporation, and Virage Logic, Corporation.

         Dean O. Morton has been a Director of the Company since April 1997. From June 1993 until April 1997 he was a Director of Tencor. In October 1992 Mr. Morton retired as Executive Vice President, Chief Operating Officer and a Director of Hewlett-Packard Company. Mr. Morton held various positions at Hewlett-Packard Company from 1960 until his retirement. Mr. Morton currently serves on the boards of directors of ALZA Corporation, The Clorox Company, BEA Systems Inc., Cepheid, and Pharsight Corporation. Mr. Morton is also a trustee of the Metropolitan Series Fund and State Street Research Funds Group and Portfolios Inc.

         Jon D. Tompkins has been a Director of the Company since April 1997. He was Chairman of the Board from July 1998 to June 1999, when he retired his position as Chairman of the Board. Mr. Tompkins has continued to serve as a Director. From April 1997 until July 1998 he was Chief Executive Officer and a Director of KLA-Tencor. From April 1991 until April 1997 he was President and Chief Executive Officer of Tencor prior to its merger with KLA. He was a Director of Tencor from 1991 until April 1997 and was appointed Chairman of the board of directors of Tencor in November 1993. He currently serves on the boards of directors of Cymer, Inc., Electro Scientific Industries, Credence Systems, Levelite, Logic Vision, and Community Foundation of Silicon Valley.

         Lida Urbanek has been a Director of the Company since April 30, 1997. She is a private investor. She was a director of Tencor from August 1991 until April 30, 1997.

         For additional information required by this item see "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, which is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         For the information required by this Item, see "Executive Compensation" in the Proxy Statement, which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         For the information required by this Item, see "Security Ownership - Principal Stockholders and Security Ownership of Management" in the Proxy Statement, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the information required by this Item, see "Certain Transactions" in the Proxy Statement, which is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

         1.       Financial Statements:

                  The following financial statements and schedules of the Registrant are contained in Item 8 of this Annual Report on Form 10-K:

                       Consolidated Balance Sheets at June 30, 1999 and 2000 Consolidated Statements of Operations for each of the
                                Three Years in the Period Ended June 30, 2000
                       Consolidated Statements of Stockholders' Equity for each
                                of the Three Years in the Period Ended June 30, 2000
                       Consolidated Statements of Cash Flows for each of the
                                Three Years in the Period Ended June 30, 2000
                       Notes to Consolidated Financial Statements
                       Report of Independent Accountants

         2.       Financial Statement Schedules:

                  The following financial statement schedule of the Registrant is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements:

                        Schedule II - Valuation and Qualifying Accounts

                  All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (b) Exhibits


         EXHIBIT
            NO.                               DESCRIPTION
         --------                             -----------
         3.1          Amended and Restated Certificate of Incorporation (1)

         3.2          Bylaws, as amended November 17, 1998 (2)

         4.1          Amended and Restated Rights Agreement dated as of August
                      25, 1996 between the Company and First National Bank of
                      Boston, as Rights Agent. The Agreement includes the Form of Right Certificate as Exhibit A and the Summary of Terms of Rights as Exhibit B (3)



         10.1         1998 Outside Director Option Plan (4)

         10.2         1990 Outside Directors Stock Option Plan (5)

         10.3         Tencor Instruments 1993 Nonemployee Directors Stock Option Plan (6)

         10.4         1997 Employee Stock Purchase Plan (7)

         10.5         Second Amended and Restated 1981 Employee Stock Purchase Plan (8)

         10.6         Tencor Instruments Amended and Restated 1993 Equity Incentive Plan (9)

         10.7         1993 Employee Incentive Stock Option Plan of Prometrix Corporation (10)

         10.8         Tencor Instruments Second Amended and Restated 1984 Stock Option Plan (11)

         10.9         1983 Employee Incentive Stock Option Plan of Prometrix Corporation (12)

         10.10        Restated 1982 Stock Option Plan, as amended November 18, 1996 (13)

         10.11        Excess Profit Stock Plan (14)

         10.12        Form of KLA-Tencor Corporation Corporate Officers Retention Plan (15)

         10.13        Form of Retention and Non-Competition Agreement (16)

         10.14        Form of Indemnification Agreement (17)

         10.15        Separation Agreement between Graham Siddall and the Company (18)

         10.16        Livermore Land Purchase and Sale Agreement

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

                (14)  Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-8 filed August 7,
                      1998, SEC File No. 333-60887.

                (15)  Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-4 filed March 11,
                      1997, SEC File No. 333-23075.

                (16)   Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4 filed March 11,
                       1997, SEC File No. 333-23075.

                (17)   Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended June
                       30, 1997.

                (18)   Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended June
                       30, 1999.


     (c)  Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2000.

                                            KLA-Tencor Corporation

                                            By:     /s/  KENNETH LEVY
                                               ------------------------------
                                                         Kenneth Levy
                                                   Chairman of the Board

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


                   SIGNATURE                                    TITLE                                 DATE
                   ---------                                    -----                                 ----

               /s/  KENNETH LEVY                  Chairman of the Board and Director             September 28, 2000
--------------------------------------------
                   Kenneth Levy

       /s/  KENNETH L. SCHROEDER                  President, Chief Executive Officer and         September 28, 2000
--------------------------------------------      Director (Principle Executive Officer)
            Kenneth L. Schroeder

              /s/  JOHN H. KISPERT                Executive Vice President and Chief Financial   September 28, 2000
--------------------------------------------      Officer (Principal Accounting Officer)
                  John H. Kispert

         /s/  EDWARD W. BARNHOLT                  Director                                       September 28, 2000
--------------------------------------------
              Edward W. Barnholt

       /s/  H. RAYMOND BINGHAM                    Director                                       September 28, 2000
--------------------------------------------
           H. Raymond Bingham

          /s/  ROBERT T. BOND                     Director                                       September 28, 2000
--------------------------------------------
              Robert T. Bond

       /s/  RICHARD J. ELKUS, Jr.                 Director                                       September 28, 2000
--------------------------------------------
           Richard J. Elkus, Jr.

            /s/  DEAN O. MORTON                   Director                                       September 28, 2000
--------------------------------------------
              Dean O. Morton

           /s/  JON D. TOMPKINS                   Director                                       September 28, 2000
--------------------------------------------
              Jon D. Tompkins

               /s/  LIDA URBANEK                  Director                                       September 28, 2000
--------------------------------------------
                 Lida Urbanek

                      Report of Independent Accountants on
                          Financial Statement Schedules



To the Board of Directors
of KLA-Tencor Corporation

Our audits of the consolidated financial statements referred to in our report dated July 24, 2000, except as to Note 9, which is as of August 15, 2000 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)2 on this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS  LLP

San Jose, California
July 24, 2000

---------------------------------

                                   SCHEDULE II

                        Valuation and Qualifying Accounts



                                                  Balance at                                            Balance
                                                   Beginning        Charged to                           At End
(in thousands)                                     of Period          Expense          Deductions      of Period
----------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998:
    Allowance for Doubtful Accounts               $    2,980        $  13,577        $    8,295        $   8,262

Year Ended December 31, 1999:
    Allowance for Doubtful Accounts               $    8,262        $  19,271        $   10,895        $  16,638

Year Ended December 31, 2000:
    Allowance for Doubtful Accounts               $   16,638        $  13,731        $   15,580        $  14,789

                                    EXHIBITS

As required under Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:


      Exhibit
       Number                       Description
       ------                       -----------

       10.16                       Livermore Land Purchase and Sale Agreement

       21.1                        List of Subsidiaries of KLA-Tencor Corporation

       23.1                        Consent of Independent Accountants

       27.1                        Financial Data Schedule