Form 10-Q
period 2000-12-31
KLA TENCOR CORP
filed 2001-02-14
CIK 319201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2000

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


-------------------------------------------------------------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


        As of January 31, 2001, there were 184,457,114 shares outstanding of the Registrant's Common Stock, $0.001 par value.

                                      INDEX

                                                                                       Page
                                                                                       ----
PART I        FINANCIAL INFORMATION

Item 1        Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheets as of
                 June 30, 2000 and December 31, 2000..............................       3

                 Condensed Consolidated Statements of Operations
                 for the Three- and Six-Month Periods Ended December 31, 1999
                 and 2000 ........................................................       4

                 Condensed Consolidated Statements of Cash Flows
                 for the Six-Month Periods Ended December 31, 1999 and 2000 ......       5

                 Notes to Condensed Consolidated Financial Statements.............       6


Item 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................      11


Item 3        Quantitative and Qualitative Disclosures About Market Risk..........      17



PART II       OTHER INFORMATION

Item 1        Legal Proceedings...................................................     19

Item 4        Submission of Matters to a Vote of Security Holders.................     19

Item 6        Exhibits and Reports on Form 8-K....................................     20

Signatures    ....................................................................     21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             KLA-TENCOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                         June 30,      December 31,
(in thousands)                                             2000            2000
                                                        ----------     ------------
ASSETS

Current assets:
  Cash and cash equivalents                             $  478,212      $  301,999
  Short-term investments                                   119,932          96,720
  Accounts receivable, net                                 481,950         604,921
  Inventories                                              282,489         386,834
  Other current assets                                     189,171         194,705
                                                        ----------      ----------
        Total current assets                             1,551,754       1,585,179

Land, property and equipment, net                          199,719         248,438
Marketable securities                                      366,239         417,894
Other assets                                                85,791          92,888
                                                        ----------      ----------
        Total assets                                    $2,203,503      $2,344,399
                                                        ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $   55,016      $   61,185
  Other current liabilities                                439,811         492,332
                                                        ----------      ----------
        Total current liabilities                          494,827         553,517
                                                        ----------      ----------

Stockholders' equity:
  Common stock and capital in excess of par value          718,165         596,152
  Retained earnings                                        976,846       1,191,970
  Accumulated other comprehensive income                    13,665           2,760
                                                        ----------      ----------
        Total stockholders' equity                       1,708,676       1,790,882
                                                        ----------      ----------
        Total liabilities and stockholders' equity      $2,203,503      $2,344,399
                                                        ==========      ==========


See accompanying notes to condensed consolidated financial statements.

                             KLA-TENCOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three months ended            Six months ended
                                                       December 31,                  December 31,
                                                  ----------------------      --------------------------
(In thousands, except per share data)               1999          2000          1999             2000
                                                  --------      --------      ---------       ----------
Revenues                                          $330,757      $573,056      $ 603,746       $1,107,646

Costs and operating expenses:
Costs of goods sold                                153,373       244,436        289,490          472,512
Engineering, research and development               55,624        96,229        102,342          176,877
    Selling, general and administrative             60,148        94,508        113,562          185,405
    Non-recurring acquisition, restructuring
        and other charges                               62            --         (5,938)              --
                                                  --------      --------      ---------       ----------
        Total costs and operating expenses         269,207       435,173        499,456          834,794
                                                  --------      --------      ---------       ----------

Income from operations                              61,550       137,883        104,290          272,852

Interest income and other, net                       6,850        13,931         19,556           25,933
                                                  --------      --------      ---------       ----------

Income before income taxes                          68,400       151,814        123,846          298,785

Provision for income taxes                          19,151        42,508         35,095           83,661
                                                  --------      --------      ---------       ----------
Net income                                        $ 49,249      $109,306      $  88,751       $  215,124
                                                  ========      ========      =========       ==========

Earnings per share:
    Basic                                         $   0.27      $   0.59      $    0.49       $     1.16
                                                  ========      ========      =========       ==========
    Diluted                                       $   0.26      $   0.57      $    0.47       $     1.11
                                                  ========      ========      =========       ==========

Weighted average number of shares:
    Basic                                          180,607       185,247        179,307          186,101
                                                  ========      ========      =========       ==========
    Diluted                                        190,780       190,893        189,352          193,449
                                                  ========      ========      =========       ==========

See accompanying notes to condensed consolidated financial statements.

                             KLA-TENCOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                          December 31,
                                                                    -------------------------
 (in thousands)                                                       1999             2000
                                                                    ---------       ---------
Cash flows from operating activities:
  Net income                                                        $  88,751       $ 215,124
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                   28,525          29,224
       Deferred income taxes                                             (321)          2,378
       Restructuring charges                                           (7,838)             --
       Non-recurring acquisition charges                                1,900              --
       Net gain on sale of marketable securities                       (3,323)         (3,880)
       Changes in assets and liabilities:
           Accounts receivable, net                                   (15,778)       (136,464)
           Inventories                                                (26,128)       (107,787)
           Other assets                                               (61,350)        (13,135)
           Accounts payable                                             1,764           6,709
           Other current liabilities                                   56,363          53,058
                                                                    ---------       ---------
           Net cash provided by operating activities                   62,565          45,227
                                                                    ---------       ---------

Cash flows from investing activities:
  Purchase of property and equipment, net                             (25,642)        (75,903)
  Acquisition of assets and technology                                 (6,900)             --
  Purchase of available for sale securities                          (337,155)       (415,143)
  Proceeds from sale of available for sale securities                 362,422         381,226
                                                                    ---------       ---------
           Net cash used in investing activities                       (7,275)       (109,820)
                                                                    ---------       ---------

Cash flows from financing activities:
  Issuance of common stock, net                                        54,690          30,694
  Stock repurchases                                                    (7,565)       (149,561)
  Net borrowings (payments) under short term debt obligations          (2,729)          1,070
                                                                    ---------       ---------
           Net cash provided by (used in) financing activities         44,396        (117,797)
                                                                    ---------       ---------

Effect of exchange rate changes on cash
   and cash equivalents                                               (16,256)          6,177
                                                                    ---------       ---------

Net increase (decrease) in cash and cash equivalents                   83,430        (176,213)

Cash and cash equivalents at beginning of period                      271,488         478,212
                                                                    ---------       ---------
Cash and cash equivalents at end of period                          $ 354,918       $ 301,999
                                                                    =========       =========

Supplemental cash flow disclosures:
  Income taxes paid, net of refunds                                 $   2,039       $  87,594
                                                                    =========       =========
  Interest paid                                                     $     166       $     410
                                                                    =========       =========

See accompanying notes to condensed consolidated financial statements.

                             KLA-TENCOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation ("KLA-Tencor" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the SEC on September 28, 2000.

        The results of operations for the three- and six- month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2001.

        Certain items previously reported in specific financial statement captions have been reclassified to conform to the presentation of the three- and six-month periods ended December 31, 2000.


NOTE 2 - INVENTORIES

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. The components of inventories are as follows:

                                 June 30,     December 31,
(in thousands)                     2000          2000
                                 --------      --------
Inventories
    Customer service parts       $ 54,442      $ 72,066
    Raw materials                  83,103       136,748
    Work-in-process                82,922       101,713
    Demonstration equipment        50,817        56,762
    Finished goods                 11,205        19,545
                                 --------      --------
                                 $282,489      $386,834
                                 ========      ========


NOTE 3 -- STOCK REPURCHASE PROGRAM

        The Company has adopted a plan to repurchase shares of its Common Stock on the open market for the purpose of partially offsetting dilution created by employee stock options and stock purchase plans. During the six-month period ended December 31, 2000, the Company repurchased 4,450,000 shares of its Common Stock at a cost of approximately $150 million.

NOTE 4 -- COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

                                             Three months ended              Six months ended
                                                December 31,                   December 31,
                                          ------------------------       ------------------------
(in thousands)                              1999           2000            1999           2000
                                          --------       ---------       --------       ---------
Net Income                                $ 49,249       $ 109,306       $ 88,751       $ 215,124
                                          --------       ---------       --------       ---------
Other comprehensive income (loss)
    Change in unrealized gain
      on investments, net                   (1,420)         (1,556)        (4,994)         (5,058)
    Currency translation adjustments         1,344          (3,986)         3,572          (5,847)
                                          --------       ---------       --------       ---------
        Other comprehensive loss               (76)         (5,542)        (1,422)        (10,905)
                                          --------       ---------       --------       ---------
        Total Comprehensive Income        $ 49,173       $ 103,764       $ 87,329       $ 204,219
                                          ========       =========       ========       =========


NOTE 5 -- EARNINGS PER SHARE

        Basic earnings per share has been determined using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share has been determined in the same manner but also includes all dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consisted of stock options.

        During the three- and six-month periods ended December 31, 1999, options to purchase 94,900 and 83,430 shares at an average exercise price of $46.30 and $44.60, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock for the period. During the three- and six-month periods ended December 31, 2000, options to purchase 10,875,333 and 4,580,198 shares at an average exercise price of $43.22 and $46.32, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock for the period.

        The reconciling difference between the computation of basic and diluted earnings per share for the periods presented is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans.


NOTE 6 -- NONRECURRING ACQUISITION, RESTRUCTURING AND OTHER COSTS

ACQUISITIONS

        On November 30, 1999, KLA-Tencor acquired software developer ACME Systems, Inc. ("ACME"). ACME is a leading supplier of yield engineering analysis software used to correlate parametric electrical test and wafer sort yield data with in-line Work In Process (WIP) and Metrology data. The acquisition was accounted for as a purchase. Accordingly, the estimated fair value of assets acquired and liabilities assumed were in KLA-Tencor's condensed consolidated balance sheet as of December 31, 1999 and the results of operations from November 30, 1999 through December 31, 1999 were included in the Company's condensed consolidated statement of operations.

        KLA-Tencor acquired ACME for a total of $6.9 million in cash. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on management estimates.

        The in-process research and development charge of $1.9 million was determined by KLA-Tencor management, utilizing valuation methodologies approved by the SEC. However, there can be no assurance that the SEC will not take issue with assumptions used in KLA-Tencor's valuation model and require KLA-Tencor to revise the amount allocated to in-process research and development.

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

RESTRUCTURING AND OTHER CHARGES

        During the three- and six-month periods ended December 31, 1999, KLA-Tencor management determined that $1.8 million and $7.8 million of a $35.0 million restructuring reserve established in November 1998 would not be utilized because of a change in management's plans for utilization of certain facilities resulting from an increase in demand for the Company's products. Accordingly, the restructuring reserve reversal was included in the determination of income from operations for the three- and six-month periods ended December 31, 1999.


NOTE 7 -- COMMITMENTS AND CONTINGENCIES

        The Company is currently party to various legal proceedings, including those outlined in Part II, Item 1, "Legal Proceedings," in this Quarterly Report on Form 10-Q. While management currently believes the ultimate outcome of these proceedings, both individually and in the aggregate, will not have a material adverse effect on the Company's financial position or operating results, the results of complex legal proceedings are difficult to predict. However, the Company believes that it has defenses in each of the pending claims and is vigorously contesting each of these matters.


NOTE 8 -- DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        On July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133." SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through earnings or recognized in Accumulated other comprehensive income until the underlying hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings.

        Currently, the Company only uses fair value hedges. In accordance with the transition provisions of SFAS No. 133, the Company recorded the fair value of derivatives designated as fair value hedges on the balance sheet with an offset to earnings. The Company also recorded the change in the fair value of the hedged firm commitments on the balance sheet with an offset to earnings. The net impact on the Company's financial statements of the adjustment for fair value hedges was not material.

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

        The Company discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative expires or is sold, terminated, or exercised or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that a transaction will occur. For the three- and six-month periods ending December 31, 2000, the amount of hedge ineffectiveness and the gain on hedged commitments no longer qualifying as fair value hedges was immaterial.

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

NOTE 9 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 2000, the SEC issued Staff Accounting Bulletin ("SAB") No. 101B, "Second Amendment: Revenue Recognition in Financial Statements." SAB No. 101B amends SAB No. 101 "Revenue Recognition in Financial Statements," to defer the implementation date of SAB No. 101 for registrants until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements of all public companies. The Company is required to adopt SAB No. 101 in the fourth quarter of its fiscal year ending June 30, 2001. Accordingly, any shipments previously reported as revenue, including revenue reported for the first three quarters of fiscal 2001, that do not meet SAB No. 101's guidance will be recorded as revenue in future periods. Changes in the Company's revenue recognition policy resulting from the interpretation of SAB No. 101 would not involve the restatement of prior fiscal year statements but would, to the extent applicable, be reported as a change in accounting principle in the fiscal year ending June 30, 2001, with the appropriate restatement of interim periods as required by SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." The Company's reported results of operations for the 12 months ending June 30, 2001 will include a cumulative adjustment for all prior annual and interim periods as if SAB No. 101 had been adopted on July 1, 2000. Management believes that SAB Nos. 101 and 101B, to the extent that they impact the Company, will not affect the underlying strength or weakness of the Company's business operations as measured by the dollar value of the Company's product shipments and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

        This report contains certain forward-looking statements. All statements included in or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Such forward-looking statements include, among others, those statements regarding our future financial results; the future results of our operations; technological trends in the semiconductor industry; our future product offerings and product features; anticipated revenue from various domestic and international regions; success of our product offerings; completion of backlog; creation of development and engineering programs for research and development; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions; the outcome of any litigation to which we are a party; results of our investment in leading edge technologies, enhancements of current products and strategic acquisitions; our future income tax rate; sufficiency of our existing cash balance, investments and cash generated from operations to meet our liquidity and working capital requirements; and the effects of hedging transactions.

        Our actual results may differ significantly from those projected in the forward-looking statements in this report. The following discussion and analysis should be read in conjunction with the section entitled "Factors Affecting Results, Including Risks and Uncertainties," as well as the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report, our most recent Annual Report on Form 10-K filed by the Company with the SEC, and our other filings with the SEC made from time to time.


RESULTS OF OPERATIONS

        KLA-Tencor Corporation is the world's leading supplier of process control and yield management solutions for the semiconductor and related microelectronics industries. Our comprehensive portfolio of products, software, analysis, services and expertise is designed to help integrated circuit manufacturers manage yield throughout the entire wafer fabrication process -- from research and development to final mass production yield analysis.

        Revenues were $573 million and $1,108 million for the three- and six-month periods ended December 31, 2000, compared to $331 million and $604 million for the same periods of the prior fiscal year, representing an increase of 73% and 83% for the respective periods. We experienced increased revenues across nearly all product lines as a result of the increased capital spending by major semiconductor manufacturers.

        Gross margins as a percentage of revenues were 57% for both the three- and six-month periods ended December 31, 2000, compared to 54% and 52% for the same periods in the prior fiscal year. Gross margins increased primarily due to increased capacity utilization resulting from higher unit volume, as well as faster growth of higher margin product revenue compared to lower margin service revenue.

        Engineering, research and development ("R&D") expenses were $96 million and $177 million for the three- and six-month periods ended December 31, 2000, compared to $56 million and $102 million for the same periods in the prior fiscal year. As a percentage of revenues, R&D expenses were 17% and 16% for the three- and six-month periods ended December 31, 2000, compared to 17% for the same periods in the prior fiscal year. The aggregate amount for R&D investment increased, representing our continued commitment to product development in new and emerging market segments and enhancements to existing products for 0.13 micron, copper development and 300mm wafers.

        Selling, general and administrative expenses were $95 million and $185 million for the three- and six-month periods ended December 31, 2000, compared to $60 million and $114 million for the same periods in the prior fiscal year. As a percentage of revenues, selling, general and administrative expenses were 16% and 17% for the three- and six-month periods ended December 31, 2000, compared to 18% and 19% for the same periods in the prior fiscal year. Aggregate selling, general and administrative expenses increased, but at a slower rate than the increase in revenues. The aggregate increase was primarily due to increases in our sales and marketing infrastructure and the high level of new product activity during the last six months.

        During the three- and six-month periods ended December 31, 1999, we determined that $1.8 million and $7.8 million of a $35 million restructuring reserve established in November 1998 would not be utilized because of a change in management's plans for utilization of certain facilities resulting from an increase in demand for our products. Accordingly, the restructuring reserve reversal was included in the determination of income from operations for the three- and six-month periods ended December 31, 1999.

        Non-recurring acquisition charges were $1.9 million for the three-month period ended December 31, 1999, as a result of the acquisition of ACME Systems, Inc. Accordingly, the non-recurring acquisition charge was included in the determination of income from operations for the three- and six-month periods ended December 31, 1999.

        Interest income and other, net, was $14 million and $26 million for the three- and six-month periods ended December 31, 2000, compared to $7 million and $20 million in the same periods in the prior fiscal year. The increase was due to gains realized on sales of marketable securities and settlements of certain foreign currency contracts.

        Our effective tax rate for the three- and six-month periods ended December 31, 2000 was 28% on pretax income. This rate is consistent with the effective rate applied to income from operations excluding the impact of non-recurring acquisition, restructuring and other charges during the same periods in the prior fiscal year. The tax rate on the restructuring reserve reversal in the three- and six-month periods ended December 31, 1999 was 35%, which is consistent with the tax rate applied when the restructuring reserve was recorded during the three-month period ended December 31, 1998. We anticipate an overall tax rate of approximately 28% for the balance of the fiscal year ending June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

        During the six-month period ended December 30, 2000, cash, cash equivalents, short-term investments and marketable securities balances decreased to $817 million from $964 million at June 30, 2000. Net cash provided by operating activities for the six-month period ended December 31, 2000 was $45 million, compared to $63 million of net cash provided by operating activities for the same period of the prior fiscal year. This change primarily resulted from increased net income before non-cash charges offset by increases in accounts receivable and inventory. We increased our net purchases of available-for-sale securities and our net purchases of property and equipment in the six-month period ended December 31, 2000 as compared to the same period of the prior fiscal year. Capital expenditures for the six-month period ended December 31, 2000 of $76 million included $15 million for the purchase of 31 acres of land in Livermore, California to build a new campus and $7 million in construction costs. The remaining capital expenditures were for manufacturing and engineering equipment and leasehold improvements necessary for our operations. We received $31 million through common stock issued through our employee stock purchase program and through stock option exercises during the six-month period ended December 31, 2000, and we repurchased $150 million of our common stock under our stock repurchase program during the same period.

        Working capital was $1,032 million as of December 31, 2000, compared to $1,057 million at June 30, 2000. We believe that existing liquid capital resources and funds generated from operations combined with the ability, if necessary, to borrow funds will be adequate to meet our business requirements for the foreseeable future, including potential acquisitions or strategic investments, capital expenditures for the expansion or upgrading of manufacturing capacity and working capital requirements. However, we can give no assurances that we will continue to generate sufficient funds from operations or that we will be able to borrow funds on reasonable terms in the future, if necessary.


FACTORS AFFECTING RESULTS, INCLUDING RISKS AND UNCERTAINTIES

Fluctuations in Operating Results and Stock Price

        Our operating results have varied widely in the past, and our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors including those listed in this section and throughout this Quarterly Report on Form 10-Q for the period ending December 31, 2000. In addition, future operating results may not follow any past trends. We believe the factors that make our results fluctuate and difficult to predict include:

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

        During industry down cycles, the semiconductor industry typically experiences excess production capacity that causes semiconductor manufacturers to decrease capital spending. We generally do not have long-term volume production contracts with our customers, and we do not control the timing or volume of orders placed by our customers. Whether and to what extent our customers place orders for any specific products, as well as the mix and quantities of products included in those orders, are factors beyond our control. Insufficient orders, especially in our down cycles, will result in under-utilization of our manufacturing facilities and infrastructure and will negatively affect our operating results and financial condition.

International Trade and Economic Conditions

        Ours is an increasingly global market. A majority of our revenues are derived from outside the United States, and we expect that international revenues will continue to represent a substantial percentage of our revenues. Our international revenues and operations are affected by economic conditions specific to each country and region. Because of our significant dependence on international revenues, a decline in the economies of any of the countries or regions in which we do business could negatively affect our operating results.

        Managing global operations and sites located throughout the world presents challenges associated with, among other things, cultural diversity and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Periodic local or international economic downturns, trade balance issues, political instability and fluctuations in interest and currency exchange rates could negatively affect our business and results of operations. Although we attempt to manage near-term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate.

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

Technological Change and Customer Requirements

        Success in the semiconductor equipment industry depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions. For example, the semiconductor industry continues to shrink the size of semiconductor devices and has begun to commercialize the process of copper-based interconnects. These and other evolving customer needs require us to respond with continued development programs and to cut back or discontinue older programs which may no longer have industry-wide support. Technical innovations are inherently complex and require long development cycles and appropriate professional staffing. Our competitive advantage and future business success depend on our ability to accurately predict evolving industry standards, to develop and introduce new products which successfully address changing customer needs, to win market acceptance of these new products and to manufacture these new products in a timely and cost-effective manner. If we do not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, our business could be seriously harmed.

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

Key Suppliers

        We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers' orders, we do not maintain an extensive inventory of materials for manufacturing. We seek to minimize the risk of production and service interruptions and/or shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers. There can be no assurance that our business will not be harmed if we do not receive sufficient parts to meet our production requirements in a timely and cost-effective manner.

        Operations at our primary manufacturing facilities and our assembly subcontractors are subject to disruption for a variety of reasons, including work stoppages, fire, earthquake, flooding or other natural disasters. Such disruption could cause delays in shipments of products to our customers. We cannot ensure that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms. Such a disruption could result in cancellation of orders or loss of customers and could seriously harm our business.

Intellectual Property Obsolescence and Infringement

        Our success is dependent in part on our technology and other proprietary rights. We own various United States and international patents and have additional pending patent applications relating to some of our products and technologies. The process of seeking patent protection is lengthy and expensive, and we cannot be certain that pending or future applications will actually result in issued patents or that issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. Other companies and individuals, including our larger competitors, may develop technologies that are similar or superior to our technology or may design around the patents we own.

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

        As is typical in the semiconductor equipment industry, from time to time we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which they believe cover certain of our products, processes, technologies or information. Our customary practice is to evaluate such assertions and to consider whether to seek licenses where appropriate. However, we cannot ensure that licenses can be obtained or, if obtained, will be on acceptable terms or that litigation or other administrative proceedings will not occur. The inability to obtain necessary licenses or other rights on reasonable terms could seriously harm our operating results and financial condition.

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

Acquisitions

        We seek to develop new technologies from both internal and external sources. As part of this effort, we may make acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including management issues and costs in connection with the integration of the operations, technologies and products of the acquired companies, the possible write-downs of impaired assets, and the potential loss of key employees of the acquired companies. The inability to manage these risks effectively could seriously harm our business.

Litigation

        From time to time we are involved in litigation of various types, including litigation that alleges infringement of intellectual property rights and other claims. Litigation tends to be expensive and requires significant management time and attention. If we lose in a dispute concerning intellectual property, a court could require us to pay substantial damages and/or royalties or could issue an injunction prohibiting us from using essential technologies. For these and other reasons, this type of litigation could have a material adverse effect on our business, financial condition and results of operations. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

Regional Electric Shortages

        Recently, California has been experiencing a shortage of electric power supply that has resulted in intermittent loss of power in some areas in the form of rolling blackouts. While the Company has not experienced any power failures to date, a blackout may affect our ability to manufacture products and meet scheduled deliveries. If blackouts were to interrupt our power supply, we would be temporarily unable to continue operations at some of our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

Euro Conversion

        A new European currency was implemented commencing in January 1999 to replace the separate currencies of eleven western European countries. This requires changes in our operations as we modify systems and commercial arrangements to deal with the new currency. Modifications are necessary in operations such as payroll, benefits and pension systems, contracts with suppliers and customers, and internal financial reporting systems. During the three-year transition period in which transactions may also be made in the old currencies, we must maintain dual currency processes for our operations. We have identified the issues created by this problem, and the cost of this effort is not expected to have a material effect on our business or results of operations. We cannot be certain, however, that all problems will be foreseen and corrected or that no material disruption of our business will occur as a result of this currency change.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 2000, the SEC issued Staff Accounting Bulletin ("SAB") No. 101B, "Second Amendment: Revenue Recognition in Financial Statements." SAB No. 101B amends SAB No. 101 "Revenue Recognition in Financial Statements," to defer the implementation date of SAB 101 for registrants until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements of all public companies. The Company is required to adopt SAB No. 101 in the fourth quarter of its fiscal year ending June 30, 2001. Accordingly, any shipments previously reported as revenue, including revenue reported for the first three quarters of fiscal 2001, that do not meet SAB No. 101's guidance will be recorded as revenue in future periods. Changes in the Company's revenue recognition policy resulting from the interpretation of SAB No. 101 would not involve the restatement of prior fiscal year statements but would, to the extent applicable, be reported as a change in accounting principle in the fiscal year ending June 30, 2001, with the appropriate restatement of interim periods as required by SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." The Company's reported results of operations for the 12 months ending June 30, 2001 will include a cumulative adjustment for all prior annual and interim periods as if SAB No. 101 had been adopted on July 1, 2000. Management believes that SAB Nos. 101 and 101B, to the extent that they impact the Company, will not affect the underlying strength or weakness of the Company's business operations as measured by the dollar value of the Company's product shipments and cash flows.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to financial market risks, including changes in interest rates and in foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at June 30, 2000 and at December 31, 2000. Actual results may differ materially.

        As of June 30 and December 31, 2000, we had an investment portfolio of fixed income securities of $446 million and $465 million, respectively, excluding those classified as cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by

10% from levels as of June 30 and December 31, 2000, the fair market value of our portfolio would decline by $5 million and $4 million, respectively.

        As of June 30, and December 31, 2000, we had forward contracts to sell $204 million and $267 million, respectively, in foreign currency in order to hedge currency exposures. The fair market value of these contracts on June 30 and December 31, 2000, based on prevailing exchange rates on those dates, was $199 million and $252 million, respectively. A 10% adverse move in currency exchange rates affecting the contracts from their June 30 and December 31, 2000 levels would decrease the fair market value of the contracts by $20 million and $28 million, respectively. However, if this occurred, the fair market value of the underlying exposures hedged by the contracts would increase by similar amounts which we believe would result in little or no material impact on our income or cash flows.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        A discussion regarding certain pending legal proceedings is included in
Part I, Item 3, "Legal Proceedings," included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. While the information provided therein has not changed materially as to the lawsuits addressed, the Company has been named as a party in the following additional matter:

ADE Corporation

        On October 11, 2000, ADE Corporation ("ADE"), a competitor, filed a patent infringement lawsuit against the Company in the U.S. District Court in Delaware. ADE seeks damages and an injunction under a wafer inspection patent it holds. The Company filed a counterclaim in the same court alleging that ADE has infringed three of its patents. The Company seeks damages and a permanent injunction. In addition, the Company is seeking a declaration from the District Court that ADE's patent is invalid and not infringed by the Company. While these matters remain at a preliminary stage and we cannot predict the outcome, the Company believes it has valid defenses and further believes that its counterclaims have merit.

        Although we cannot predict the outcome of these claims, management does not believe that any of these legal matters will have a material adverse effect on the Company. Were an unfavorable ruling to occur in one or more of the pending claims, there exists the possibility of a material impact on the Company's operating results for the period in which the ruling occurred.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of KLA-Tencor Corporation was held on November 10, 2000 at the Company's offices in Milpitas, California. Of the 187,435,070 shares of Common Stock outstanding as of September 27, 2000 (the record date) 162,202,069 shares (86%) were present or represented by proxy at the meeting.

1. The table below presents the results of the election to the Company's board of directors.

                                                                 Votes
                                        Votes for               Withheld
                                        ---------               --------
        H. Raymond Bingham              160,618,607            1,583,462
        Robert T. Bond                  160,655,412            1,546,657
        Richard J. Elkus, Jr.           160,599,990            1,602,079

The terms of Kenneth Levy, Edward W. Barnholt, Dean O. Morton, Jon D. Tompkins and Lida Urbanek, as directors of the Company, continued after the meeting.

2. The stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock reserved for issuance thereunder by 250,000,000 shares to 500,000,000 shares. This proposal received 150,186,916 votes for and 11,514,879 votes against, with 500,274 shares abstaining.

3. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ended June 30, 2001. This proposal received 159,676,528 votes for and 2,525,541 votes against.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a) Exhibits

               3.1    Amended and Restated Certificate of Incorporation, dated
                      January 12, 2000

               10.1   2000 Nonstatutory Stock Option Plan

               27.1   Financial Data Schedule.

        (b) Form 8-K

               On December 20, 2000, the Company filed a current report on Form 8-K, dated December 15, 2000, to report a press release announcing the continuation of the Company's systematic plan to repurchase its shares.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KLA-TENCOR CORPORATION
                                                 (Registrant)




February 14, 2000                              /s/ JOHN H. KISPERT
-----------------                          -------------------------------------
        (Date)                                   John H. Kispert
                                            Executive Vice President
                                           and Chief Financial Officer

                                  EXHIBIT INDEX


             Exhibit
               No.                Description
             -------              -----------
               3.1    Amended and Restated Certificate of Incorporation, dated
                      January 12, 2001

               10.1   2000 Nonstatutory Stock Option Plan

               27.1   Financial Data Schedule.