Form 10-Q
period 2001-03-31
KLA TENCOR CORP
filed 2001-05-14
CIK 319201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

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


 -----------------------------------------------------------------------------


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


        As of April 30, 2001 there were 185,385,846 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

            Condensed Consolidated Unaudited Balance Sheets at
            June 30, 2000 and March 31, 2001 ...............................   3

            Condensed Consolidated Unaudited Statements of Operations
            for the Three- and Nine-Month Periods Ended March 31, 2000
            and 2001 .......................................................   4

            Condensed Consolidated Unaudited Statements of Cash Flows
            for the Nine-Month Periods Ended March 31, 2000 and 2001 .......   5

            Notes to Condensed Consolidated Unaudited Financial Statements..   6


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  11


Item 3   Quantitative and Qualitative Disclosures About Market Risk.........  18



PART II  OTHER INFORMATION

Item 1   Legal Proceedings..................................................  19

Item 6   Exhibits and Reports on Form 8-K...................................  20


SIGNATURES        ..........................................................  21

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             KLA-TENCOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                         June 30,         March 31,
(in thousands)                                             2000             2001
-----------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                             $  478,212       $  437,380
  Short-term investments                                   119,932           73,459
  Accounts receivable, net                                 481,950          538,173
  Inventories                                              282,489          416,122
  Other current assets                                     189,171          199,951
-----------------------------------------------------------------------------------
        Total current assets                             1,551,754        1,665,085

Land, property and equipment, net                          199,719          263,556
Marketable securities                                      366,239          424,970
Other assets                                                85,791           86,900
-----------------------------------------------------------------------------------
        Total assets                                    $2,203,503       $2,440,511
===================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $   55,016       $   58,739
  Other current liabilities                                439,811          493,514
-----------------------------------------------------------------------------------
        Total current liabilities                          494,827          552,253
-----------------------------------------------------------------------------------


Stockholders' equity:
  Common stock and capital in excess of par value          718,165          604,801
  Retained earnings                                        976,846        1,283,380
  Accumulated other comprehensive income                    13,665               77
-----------------------------------------------------------------------------------
        Total stockholders' equity                       1,708,676        1,888,258
-----------------------------------------------------------------------------------
        Total liabilities and stockholders' equity      $2,203,503       $2,440,511
===================================================================================


See accompanying notes to condensed consolidated financial statements.

                             KLA-TENCOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three months ended         Nine months ended
                                                          March 31,                 March 31,
(In thousands, except per share data)                  2000        2001         2000        2001
---------------------------------------------------------------------------------------------------
Revenues                                          $  413,017   $  528,790    $1,016,763  $1,636,436

Costs and operating expenses:
    Costs of goods sold                              181,372      242,693       470,862     715,205
    Engineering, research and development             67,498       89,828       169,840     266,705
    Selling, general and administrative               71,700       83,916       185,262     269,321
    Non-recurring acquisition, restructuring
        and other charges                              1,300          ---        (4,638)        ---
---------------------------------------------------------------------------------------------------
        Total costs and operating expenses           321,870      416,437       821,326   1,251,231
---------------------------------------------------------------------------------------------------

Income from operations                                91,147      112,353       195,437     385,205

Interest income and other, net                        10,722       14,606        30,278      40,539
---------------------------------------------------------------------------------------------------

Income before income taxes                           101,869      126,959       225,715     425,744

Provision for income taxes                            28,522       35,549        63,617     119,210
---------------------------------------------------------------------------------------------------
Net income                                        $   73,347   $   91,410    $  162,098  $  306,534
===================================================================================================


Earnings per share:
    Basic                                         $     0.40   $     0.50    $     0.90  $     1.65
                                                  ==========   ==========    ==========  ==========
    Diluted                                       $     0.38   $     0.48    $     0.85  $     1.59
                                                  ==========   ==========    ==========  ==========

Weighted average number of shares:
    Basic                                            184,026      184,510       180,890     185,661
                                                   =========   ==========    ==========  ==========
    Diluted                                          195,236      191,717       191,529     192,954
                                                   =========   ==========    ==========  ==========


See accompanying notes to condensed consolidated financial statements.

                             KLA-TENCOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                               March 31,
 (in thousands)                                                           2000             2001
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                           $ 162,098       $ 306,534
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                      45,431          44,969
       Deferred income taxes                                                (457)          2,378
       Restructuring charges                                              (7,838)            ---
       Non-recurring acquisition charges                                   3,200             ---
       Net gain on sale of marketable securities                          (1,937)         (6,073)
       Changes in assets and liabilities:
           Accounts receivable, net                                     (106,467)        (85,247)
           Inventories                                                   (64,963)       (139,492)
           Other assets                                                  (66,473)        (16,224)
           Accounts payable                                               11,332           4,644
           Other current liabilities                                     126,712          60,667
------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                     100,638         172,156
------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment, net                                (49,636)       (105,922)
  Acquisition of assets and technology                                   (19,925)            ---
  Purchase of available for sale securities and long-term investments   (507,968)       (595,720)
  Proceeds from sale of available for sale securities                    523,238         581,488
------------------------------------------------------------------------------------------------
           Net cash used in investing activities                         (54,291)       (120,154 )
------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Issuance of common stock                                                91,286          40,265
  Stock repurchases                                                      (16,406)       (153,629)
  Net borrowings (payments) under short term debt obligations             (3,217)          1,096
------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities            71,663        (112,268)
------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash
   and cash equivalents                                                   (9,838)         19,434
------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     108,172         (40,832)

Cash and cash equivalents at beginning of period                         271,488         478,212
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $ 379,660       $ 437,380
================================================================================================

Supplemental cash flow disclosures:
  Income taxes paid, net of refunds                                    $   7,772       $ 126,948
                                                                       =========       =========
  Interest paid                                                        $     476       $     742
                                                                       =========       =========


See accompanying notes to condensed consolidated financial statements.

                             KLA-TENCOR CORPORATION
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation ("KLA-Tencor" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the SEC on September 28, 2000.

        The results of operations for the three- and nine- month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2001.

        Certain items previously reported in specific financial statement captions have been reclassified to conform to the presentation of the three- and nine-month periods ended March 31, 2001.


NOTE 2 - INVENTORIES

        Inventories are stated at the lower of standard cost (which approximates the first-in, first-out basis) or market. The components of inventories are as follows:

                                                   June 30,          March 31,
(in thousands)                                       2000               2001
------------------------------------------------------------------------------
Inventories
    Customer service parts                       $   54,442         $   86,939
    Raw materials                                    83,103            152,633
Work-in-process                                      82,922             94,332
    Demonstration equipment                          50,817             63,141
    Finished goods                                   11,205             19,077
------------------------------------------------------------------------------
                                                 $  282,489         $  416,122
==============================================================================


NOTE 3 - STOCK REPURCHASE PROGRAM

        The Company has adopted a plan to repurchase shares of its Common Stock on the open market for the purpose of partially offsetting dilution created by employee stock options and stock purchase plans. During the nine-month period ended March 31, 2001, the Company repurchased 4,580,000 shares of its Common Stock at a cost of approximately $154 million.

NOTE 4  - COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

                                             Three months ended        Nine months ended
                                                  March 31,                March 31,
(in thousands)                                 2000        2001         2000         2001
------------------------------------------------------------------------------------------
Net Income                                 $   73,347    $ 91,410    $ 162,098   $ 306,534
------------------------------------------------------------------------------------------
Other comprehensive income (loss)
    Change in unrealized gain (loss)
      on investments, net                        (696)      1,188        2,876      (3,870)
    Currency translation adjustments              693      (3,871)      (4,301)     (9,718)
------------------------------------------------------------------------------------------
        Other comprehensive loss                   (3)     (2,683)      (1,425)    (13,588)
------------------------------------------------------------------------------------------
        Total Comprehensive Income         $   73,344    $ 88,727    $ 160,673   $ 292,946
==========================================================================================


NOTE 5 - EARNINGS PER SHARE

        Basic earnings per share has been determined using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share has been determined in the same manner but also includes all dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consisted of stock options.

        During the three- and nine-month periods ended March 31, 2000, options to purchase approximately 0 and 57,000 shares, respectively, at an average exercise price of $61.44 were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares. During the three- and nine- month periods ended March 31, 2001, options to purchase approximately 502,000 and 4,835,000 shares at an average exercise price of $58.49 and $46.28, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares.

        The reconciling difference between the computation of basic and diluted earnings per share for the periods presented is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans.


NOTE 6 - NONRECURRING ACQUISITION, RESTRUCTURING AND OTHER COSTS

ACQUISITIONS

        On February 1, 2000, KLA-Tencor Corporation acquired software developer FINLE Technologies, Inc. (FINLE). FINLE supplies lithography modeling and data analysis software which enables semiconductor manufacturers to speed development of advanced lithography processes required to develop and produce integrated circuits with 0.13 micron and smaller geometries.

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

        KLA-Tencor acquired FINLE and Fab Solutions for $5.0 and $8.0 million in cash, respectively. The total purchase prices were allocated to the estimated fair values of assets acquired and liabilities assumed for the respective companies based on management estimates. The FINLE acquisition agreement includes certain additional annual installment contingency payments.

        The total in-process research and development charges for FINLE and Fab Solutions of $1.3 million were determined by KLA-Tencor management, utilizing valuation methodologies approved by the SEC. However, there can be no assurance that the SEC will not take issue with assumptions used in KLA-Tencor's valuation model and require KLA-Tencor to revise the amounts allocated to in-process research and development.

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

RESTRUCTURING AND OTHER CHARGES

        During the six-month period ended December 31, 1999, the Company determined that $7.8 million of a $35.0 million restructuring reserve established during the three-month period ended December 31, 1998 would not be utilized because of a change in management's plans for utilization of certain facilities resulting from an increase in demand for the Company's products. Accordingly, the restructuring reserve reversal was included in the determination of income from operations for the nine-month period ended March 31, 2000.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

        The Company is currently a party to various legal proceedings, including those outlined in Part II, Item 1, "Legal Proceedings," in this Quarterly Report on Form 10-Q. While management currently believes the ultimate outcome of these proceedings, both individually and in the aggregate, will not have a material adverse effect on the Company's financial position or operating results, the results of complex legal proceedings are difficult to predict. However, the Company believes that it has defenses in each of the pending claims and is vigorously contesting each of these matters.


NOTE 8 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        On July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that do not qualify as hedges must be recorded at fair value through earnings. If a derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through earnings or recognized in Accumulated other comprehensive income until the underlying hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

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

        The Company enters into foreign currency forward exchange contracts to hedge against certain future movements in foreign exchange rates that affect certain foreign currency denominated sales transactions. The Company attempts to match the forward contracts with the underlying items being hedged in terms of currency, amount and maturity. These forward contracts have a duration of no longer than one year.

        ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective as a fair value hedge, along with the gain or loss on the hedged item are recorded in current period Interest income and other, net.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives that are designated as fair value hedges to specific assets, liabilities and firm commitments. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of hedged items.

        The Company discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is discontinued as a hedge instrument, because it is unlikely that a transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate. In all situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with subsequent changes in its fair value recognized in current period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the related amounts that were accumulated in other comprehensive income are recognized immediately in earnings. For the three- and nine-month periods ending March 31, 2001, the amount of hedge ineffectiveness and the gain on hedged commitments no longer qualifying as fair value hedges was immaterial.

NOTE 9 - SUBSEQUENT EVENTS

        On April 20, 2001, the Company acquired substantially all of the assets of Phase Metrics, Inc. ("Phase Metrics"), a privately-held company, for a total of approximately $21 million in cash. Phase Metrics is a supplier of inspection/certification technologies to the data storage industry. The transaction will be accounted for as a purchase and the purchase price will be allocated to the estimated fair value of assets acquired and liabilities assumed based on management estimates.


NOTE 10 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

        In September 2000, the FASB issued SFAS No. 140 "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to the securitization transactions and collateral for fiscal years ending after December 15, 2000. It is not expected that SFAS No. 140 will have a significant impact on our financial position or results of operation.

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

        Despite a strong first half of fiscal 2001, a worldwide softening in demand for semiconductors resulted in excess capacity and reduced demand for semiconductor manufacturing equipment in the third fiscal quarter. As a result, we experienced declines in both revenue and bookings in the third fiscal quarter compared to the prior quarter.

        Revenues were $529 million and $1,636 million for the three- and nine-month periods ended March 31, 2001, compared to $413 million and $1,017 million for the same periods of the prior fiscal year, representing an increase of 28% and 61% for the respective periods. We experienced increased revenues across nearly all product lines as a result of the increased capital spending by major semiconductor manufacturers.

        Gross margins were 54% and 56% of revenues for the three- and nine-month periods ended March 31, 2001, compared to 56% and 54% of revenues for the same periods in the prior fiscal year. Gross margins decreased during the current quarter when compared to the prior year quarter primarily due to lower than expected shipment volumes and new product introduction costs. Gross margin for the nine months ended March 31, 2001 increased when compared to the same period of the prior fiscal year primarily due to increased capacity utilization resulting from higher unit volume, as well as faster growth of higher margin product revenue compared to lower margin service revenue.

        Engineering, research and development (R&D) expenses were $90 million and $267 million for the three- and nine-month periods ended March 31, 2001, compared to $67 million and $170 million for the same periods in the prior fiscal year. As a percentage of revenues, R&D expenses were 17% and 16% for the three- and nine-month periods ended March 31, 2001, compared to 16% and 17% for the same periods in the prior fiscal year. The aggregate amount for R&D investment increased, representing our continued commitment to product development in new and emerging market segments and enhancements to existing products for 0.13 micron, copper development and 300mm wafers.

        Selling, general and administrative expenses were $84 million and $269 million for the three- and nine-month periods ended March 31, 2001, compared to $72 million and $185 million for the same periods in the prior fiscal year. As a percentage of revenues, selling, general and administrative expenses were 16% for both the three- and nine-month periods ended March 31, 2001, compared to 17% and 18% for the same periods in the prior fiscal year. Aggregate selling, general and administrative expenses increased, but at a slower rate than the increase in revenues. The aggregate increase was primarily due to increases in our sales and marketing infrastructure and the high level of new product activity during the last nine months.

        During the six-month period ended December 31, 1999, the Company determined that $7.8 million of a $35.0 million restructuring reserve established during the three-month period ended December 31, 1998 would not be utilized because of a change in management's plans for utilization of certain facilities resulting from an increase in demand for the Company's products. Accordingly, the restructuring reserve reversal was included in the determination of income from operations for the nine-month period ended March 31, 2000.

        Non-recurring acquisition charges were $1.3 million and $3.2 million for the three- and nine-month periods ended March 31, 2000, as a result of the acquisition of ACME Systems, Inc., FINLE Technologies, Inc. and Fab Solutions. Accordingly, the non-recurring acquisition charges were included in the determination of income from operations for the three- and nine- month periods ended March 31, 2000.

        Interest income and other, net, were $15 million and $41 million for the three- and nine-month periods ended March 31, 2001, compared to $11 million and $30 million in the same periods in the prior fiscal year. The increase was due to gains realized on sales of marketable securities and settlements of certain foreign currency contracts.

        Our effective tax rate for the three- and nine-month periods ended March 31, 2001 was 28% on pretax income. This rate is consistent with the effective rate applied to income from operations excluding the impact of non-recurring acquisition, restructuring and other charges during the same periods in the prior fiscal year. The tax rate on the restructuring reserve reversal in the three- and nine-month periods ended March 31, 2000 was 35%, which is consistent with the tax rate applied when the restructuring reserve was recorded during the three-month period ended December 31, 1998. Currently we anticipate an overall tax rate of approximately 28% for the balance of the fiscal year ending June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

        During the nine-month period ended March 31, 2001, cash, cash equivalents, short-term investments and marketable securities balances decreased to $936 million from $964 million at June 30, 2000. Net cash provided by operating activities for the nine-month period ended March 31, 2001 was $172 million, compared to $101 million of net cash from operating activities for the same period of the prior fiscal year. This change primarily resulted from increased net income before non-cash charges offset by an increase in inventory. We increased our net purchases of both available-for-sale securities and long-term investments and property and equipment in the nine-month period ended March 31, 2001 as compared to the same period of the prior fiscal year.

        Capital expenditures for the nine-month period ended March 31, 2001 of $106 million included $15 million for the purchase of 31 acres of land in Livermore, California to build a new campus and $10 million in construction costs. The remaining capital expenditures were for manufacturing and engineering equipment and leasehold improvements necessary for our operations. We received $40 million through common stock issued through our employee stock purchase program and through stock option exercises during the nine-month period ended March 31, 2001, and we repurchased $154 million of our common stock under our stock repurchase program during the same period.

        Working capital increased to $1,113 million as of March 31, 2001, compared to $1,057 million at June 30, 2000. We believe that existing liquid capital resources and funds generated from operations combined with the ability, if necessary, to borrow funds will be adequate to meet our business requirements for the foreseeable future, including potential acquisitions or strategic investments, capital expenditures for the expansion or upgrading of manufacturing capacity and working capital requirements. However, we can give no assurances that we will continue to generate sufficient funds from operations or that we will be able to borrow funds on reasonable terms in the future, if necessary.


FACTORS AFFECTING RESULTS, INCLUDING RISKS AND UNCERTAINTIES

Fluctuations in Operating Results and Stock Price

        Our operating results have varied widely in the past, and our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors including those listed in this section and throughout this Quarterly Report on Form 10-Q for the period ending March 31, 2001. In addition, future operating results may not follow any past trends. We believe the factors that make our results fluctuate and difficult to predict include:

        o  the cyclical nature of the semiconductor industry;

        o  the reduction in the price and the profitability of our products;

        o  our timing of new product introductions;

        o  our ability to develop and implement new technologies;

        o  the change in customers' schedules for fulfillment of orders;

        o  the cancellation of contracts by major customers;

        o  the shortage of qualified workers in the areas we operate; and

        o  our ability to manage our manufacturing requirements.

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

Acquisitions

        We seek to develop new technologies from both internal and external sources. As part of this effort, we may make acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including management issues and costs in connection with the integration of the operations and personnel, technologies and products of the acquired companies, the possible write-downs of impaired assets, and the potential loss of key employees of the acquired companies. The inability to manage these risks effectively could seriously harm our business.

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

Regional Electric Shortages

        Recently, California has been experiencing a shortage of electric power supply that has resulted in intermittent loss of power in some areas in the form of rolling blackouts. While we have not experienced any power failures to date, a blackout may affect our ability to manufacture products and meet scheduled deliveries. If blackouts were to interrupt our power supply, we would be temporarily unable to continue operations at some of our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

        In September 2000, the FASB issued SFAS No. 140 "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to the securitization transactions and collateral for fiscal years ending after December 15, 2000. It is not expected that SFAS No. 140 will have a significant impact on our financial position or results of operation.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to financial market risks, including changes in interest rates and in foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at June 30, 2000 and at March 31, 2001. Actual results may differ materially.

        As of June 30, 2000 and March 31, 2001, we had an investment portfolio of fixed income securities of $446 million and $450 million, respectively, excluding securities classified as cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2000 and March 31, 2001, the fair market value of our portfolio would decline by $5 million and $4 million, respectively.

        As of June 30, 2000 and March 31, 2001, we had forward contracts to sell $204 million and $296 million, respectively, in foreign currency in order to hedge currency exposures. The fair market value of these contracts on June 30, 2000 and March 31, 2001, based on prevailing exchange rates on those dates, was $199 million and $267 million, respectively. A 10% adverse change in currency exchange rates affecting the contracts from their June 30, 2000 and March 31, 2001 levels would decrease the fair market value of the contracts by $20 million and $30 million, respectively. However, if this occurred, the fair market value of the underlying exposures hedged by the contracts would increase by similar amounts, which we believe would result in little or no material impact on our income or cash flows.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

        A discussion regarding certain pending legal proceedings is included in
Part I, Item 3, "Legal Proceedings," included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. Since the fiscal year ended June 30, 2000, certain material developments have occurred with respect to the legal proceedings described in the Company's Annual Report and the Company has been named as a party in certain additional matters as follows:

ADE Corporation

        On October 11, 2000, ADE Corporation ("ADE"), a competitor, filed a patent infringement lawsuit against the Company in the U.S. District Court in Delaware. ADE claimed damages and sought an injunction under a wafer inspection patent it holds. The Company filed a counterclaim in the same court alleging that ADE has infringed three of its patents. The Company claimed damages and a permanent injunction against ADE. In addition, the Company is seeking a declaration from the District Court that ADE's patent is invalid and not infringed by the Company. While these matters are in a preliminary stage and we cannot predict the outcome, the Company believes it has valid defenses and further believes that its counterclaims have merit.

        Although we cannot predict the outcome of these claims, management does not believe that any of these legal matters will have a material adverse effect on the Company. Were an unfavorable ruling to occur in one or more of the pending claims, there exists the possibility of a material impact on the Company's operating results for the period in which the ruling occurred.

Therma-Wave, Inc.

        On April 10, 2001, the Company settled all pending litigation with Therma-Wave, Inc. As part of the settlement, the Company has granted Therma-Wave a license on the Company's U.S. Patent No. 4,899,055 entitled "Thin Film Thickness Measuring Method." In exchange, Therma-Wave has granted the Company a license on Therma-Wave's U.S. Patent No. 5,596,406, entitled "Sample Characteristic Analysis Utilizing Multi Wavelength And Multi Angle Polarization And Magnitude Change Detection;" and U.S. Patent Nos. 5,798,837 and 5,900,939, both entitled "Thin Film Optical Measurement System and Method With Calibrating Ellipsometer." In addition, Therma-Wave agreed to modify its products to avoid using certain technology patented by the Company and both parties agreed to a moratorium on any patent litigation for a period of time.


Schlumberger, Inc. and Rigg Systems, Inc.

        On August 30,1999, we were named as a defendant in a lawsuit in which Schlumberger, Inc. alleges trade secret misappropriation, unfair competition and trade slander. On July 21, 2000, the court granted our motion for summary judgment dismissing the case. Schlumberger, Inc. subsequently filed a motion for reconsideration of that dismissal and its request for reconsideration was denied. Schlumberger has now appealed. Although the outcome of these claims cannot be predicted with certainty, we do not believe that this legal matter will have a material adverse effect on our financial condition even if plaintiff prevails. On January 26, 2000, we filed a complaint against Philip Rigg, RIGG Systems and Schlumberger, Inc. for misappropriation of trade secrets, breach of contract, breach of fiduciary duty, interference with contract, and unfair competition. The defendants filed cross-complaints on June 5, 2000 asserting various statutory and common law theories. Although the outcome of these claims cannot be predicted with certainty, we do not believe that this legal matter will have a material adverse effect on our financial condition or results of operations even if the plaintiff prevails.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               None.

        (b)    Form 8-K

               On March 21, 2001, the Company filed a current report on Form 8-K, dated March 19, 2001, to report a press release announcing it expects its financial results for the 3rd Quarter ending March 31, 2001 to be below the expectations provided in its earnings conference call on January 17, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 KLA-TENCOR CORPORATION
                                                         (Registrant)




May 14, 2001                                           /s/ JOHN H. KISPERT
--------------------------                       -------------------------------
        (Date)                                           John H. Kispert
                                                    Executive Vice President
                                                   and Chief Financial Officer