Form 10-Q
period 2001-09-30
KLA TENCOR CORP
filed 2001-11-14
CIK 319201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

                            Yes [X]     No [ ]

        The Registrant had 185,319,172 shares of common stock outstanding as of October 31, 2001.

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I        FINANCIAL INFORMATION

Item 1        Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheets at
                 June 30, 2001 and September 30, 2001.............................      3

                 Condensed Consolidated Statements of Operations
                 for the Three-Month Periods Ended September 30, 2000
                 and 2001 ........................................................      4

                 Condensed Consolidated Statements of Cash Flows
                 for the Three-Month Periods Ended September 30, 2000 and 2001 ...      5

                 Notes to Condensed Consolidated Financial Statements.............      6

Item 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................     10

Item 3        Quantitative and Qualitative Disclosures About Market Risk..........     17

PART II       OTHER INFORMATION

Item 1        Legal Proceedings...................................................     18

Item 6        Exhibits and Reports on Form 8-K....................................     18

Signatures    ....................................................................     19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             KLA-TENCOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                           September 30,       June 30,
(in thousands)                                                 2001              2001
-----------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                 $   339,171       $   529,674
  Marketable securities                                         245,870           167,421
  Accounts receivable, net                                      368,543           402,013
  Inventories                                                   361,181           394,406
  Other current assets                                          387,463           403,432
-----------------------------------------------------------------------------------------
        Total current assets                                  1,702,228         1,896,946

Land, property and equipment, net                               306,003           290,254
Marketable securities                                           501,949           446,765
Other assets                                                    116,702           110,586
-----------------------------------------------------------------------------------------
        Total assets                                        $ 2,626,882       $ 2,744,551
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $    54,811       $    60,740
  Deferred profit                                               348,564           422,054
  Other current liabilities                                     425,895           501,291
-----------------------------------------------------------------------------------------
        Total current liabilities                               829,270           984,085
-----------------------------------------------------------------------------------------

Stockholders' equity:
  Common stock and capital in excess of par value               664,148           714,333
  Retained earnings                                           1,129,994         1,043,529
  Accumulated other comprehensive income                          3,470             2,604
-----------------------------------------------------------------------------------------
        Total stockholders' equity                            1,797,612         1,760,466
-----------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity          $ 2,626,882       $ 2,744,551
=========================================================================================

See accompanying notes to condensed consolidated financial statements.

                             KLA-TENCOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        Three months ended
                                                                            September 30,
(in thousands, except per share data)                                     2001       2000
--------------------------------------------------------------------------------------------
Revenues                                                               $ 502,832   $ 382,715

Costs and operating expenses:
  Costs of goods sold                                                    244,368     183,009
  Engineering, research and development                                   72,923      80,648
  Selling, general and administrative                                     81,248      90,897
--------------------------------------------------------------------------------------------
        Total costs and operating expenses                               398,539     354,554
--------------------------------------------------------------------------------------------

Income from operations                                                   104,293      28,161

Interest income and other, net                                            12,552      12,002
--------------------------------------------------------------------------------------------

Income before income taxes                                               116,845      40,163

Provision for income taxes                                                30,380      11,246
--------------------------------------------------------------------------------------------

Income before cumulative effect of
    change in accounting principle                                        86,465      28,917

Cumulative effect of change in accounting
    principle, net of tax benefit                                             --    (306,375)
--------------------------------------------------------------------------------------------

Net income (loss)                                                      $  86,465   $(277,458)
============================================================================================

Earnings per basic share:
    Income before cumulative effect of
        change in accounting principle                                 $    0.46   $    0.15
    Cumulative effect of change in
        accounting principle                                           $     --    $   (1.63)
--------------------------------------------------------------------------------------------
    Net income (loss)                                                  $    0.46   $   (1.48)
=============================================================================================

Earnings per diluted share:
    Income before cumulative effect of
        change in accounting principle                                 $    0.44   $    0.15
    Cumulative effect of change in
        accounting principle                                           $      --   $   (1.56)
---------------------------------------------------------------------------------------------
    Net income (loss)                                                  $    0.44   $   (1.41)
=============================================================================================

Weighted average number of shares:
    Basic                                                                187,717     187,282
                                                                       =========   =========
    Diluted                                                              195,079     195,975
                                                                       =========   =========

See accompanying notes to condensed consolidated financial statements.

                             KLA-TENCOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                       September 30,
(in thousands)                                                     2001            2000
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                              $  86,465       $(277,458)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
       Cumulative effect of accounting change, net of tax benefit       --         306,375
       Depreciation and amortization                                17,889          14,310
       Deferred income taxes                                        (2,645)        (27,593)
       Net gain (loss) on sale of marketable securities               (642)            432
       Changes in assets and liabilities:
           Accounts receivable, net                                 33,463         (66,820)
           Inventories                                              33,313         (46,624)
           Other assets                                              8,084         (16,304)
           Accounts payable                                         (5,928)          4,392
           Deferred profit                                         (73,490)        104,912
           Other current liabilities                               (77,115)         27,989
-------------------------------------------------------------------------------------------
           Net cash provided by operating activities                19,394          23,611
------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment, net                          (31,169)        (41,359)
  Purchase of marketable securities                               (381,608)       (266,884)
  Proceeds from sale or maturity of marketable securities          252,211         188,482
------------------------------------------------------------------------------------------
           Net cash used in investing activities                  (160,566)       (119,761)
------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Issuance of common stock, net                                      2,162           6,474
  Stock repurchases                                                (53,484)        (18,745)
  Net borrowings under short term debt obligations                     409           2,615
------------------------------------------------------------------------------------------
           Net cash used in financing activities                   (50,913)         (9,656)
-------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash
  and cash equivalents                                               1,582           4,947
------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                         (190,503)       (100,859)

Cash and cash equivalents at beginning of period                   529,674         478,212
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $ 339,171       $ 377,353
==========================================================================================

Supplemental cash flow disclosures:
  Income taxes paid, net of refunds                              $   3,630       $  13,921
                                                                 =========       =========
  Interest paid                                                  $     320       $     178
                                                                 =========       =========

See accompanying notes to condensed consolidated financial statements.

                             KLA-TENCOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation ("KLA-Tencor" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, filed with the SEC on September 21, 2001.

        The results for the three-month period ended September 30, 2000 have been adjusted to reflect the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101).

        The results of operations for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2002.

NOTE 2 - INVENTORIES

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. The components of inventories were as follows:

                                                     September 30,    June 30,
(in thousands)                                           2001           2001
-------------------------------------------------------------------------------
Inventories
    Customer service parts                             $ 106,578      $  99,099
    Raw materials                                        114,315        140,765
    Work-in-process                                       64,599         61,453
    Demonstration equipment                               50,674         60,228
    Finished goods                                        25,015         32,861
-------------------------------------------------------------------------------
                                                       $ 361,181      $ 394,406
===============================================================================

NOTE 3 - STOCK REPURCHASE PROGRAM

        The Company has adopted a plan to repurchase shares of its common stock on the open market for the purpose of partially offsetting dilution created by employee stock options and stock purchase plans. During the three-month period ended September 30, 2001, the Company repurchased 2,068,000 shares of its common stock at a cost of approximately $74 million, of which $53 million was paid.

NOTE 4  - COMPREHENSIVE INCOME

        The components of comprehensive income, net of tax, are as follows:

                                                                      Three months ended
                                                                         September 30
(in thousands)                                                        2001         2000
-------------------------------------------------------------------------------------------
Net income (loss)                                                   $ 86,465     $(277,458)
-------------------------------------------------------------------------------------------
Other comprehensive income (loss)
    Currency translation adjustments                                   3,927        (1,861)
    Gain on cash flow hedging instruments                             (2,742)           --
    Unrealized losses on investment, net of tax benefits of $201
      in 2001 and $2,211 in 2000                                        (319)       (3,502)
-------------------------------------------------------------------------------------------
        Other comprehensive income (loss)                                866        (5,363)
-------------------------------------------------------------------------------------------
        Total comprehensive income (loss)                           $ 87,331     $(282,821)
===========================================================================================

NOTE 5 - EARNINGS PER SHARE

        Basic earnings per share ("EPS") is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

        During the three-month period ended September 30, 2000, options to purchase approximately 696,000 shares at prices ranging from $56.31 to $68.00 were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares for the period. During the three-month period ended September 30, 2001, options to purchase approximately 866,000 shares at prices ranging from $49.58 to $68.00 were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares for the period.

        The reconciling difference between the computation of basic and diluted earnings per share for the periods presented is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans.

NOTE 6 - RESTRUCTURING AND OTHER COSTS

        In the fourth quarter of fiscal 2001 KLA-Tencor entered into a restructuring plan to address the downturn in the semiconductor industry. The plan included consolidation of facilities, writedown of assets associated with affected programs and a reduction in the Company's global workforce, resulting in a restructuring charge of $8 million. As of September 30, 2001, the remaining balance of the restructuring reserve was $2 million.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

        The Company is currently a party to various legal proceedings. While management currently believes the ultimate outcome of these proceedings, both individually and in the aggregate, will not have a material adverse effect on the Company's financial position or operating results, the results of complex legal proceedings are difficult to predict. However, the Company believes that it has defenses in each of the pending claims and is vigorously contesting each of these matters.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

        In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are required to be adopted for fiscal years beginning after December 15, 2001 but must be applied to all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. The provisions of SFAS 141 and SFAS 142 will be effective for fiscal years beginning after December 15, 2001; however, KLA-Tencor has elected to early adopt the provisions of SFAS 142 effective July 1, 2001.

        The net carrying value of goodwill recorded through acquisitions is $12.7 million as at September 30, 2001. The amounts will be assessed for impairment at least annually or upon an adverse change in operations. KLA-Tencor will complete a transitional impairment test required under SFAS 142 during the second quarter of fiscal 2002. The following table reflects consolidated results adjusted as though the adoption of SFAS 141 and SFAS 142 occurred as of the beginning of the three-month period ended September 30, 2000:

                                                Three months ended September 30,
                                            ----------------------------------------
                                               2001                  2000
                                             ---------     --------------------------
                                            As Reported    As Reported    As Adjusted
                                            -----------    -----------    -----------
                                             (in thousands, except per share amounts)
Operating income .........................   $ 104,293      $  28,161     $  28,454
Net income ...............................      86,465       (277,458)     (277,247)
Basic earning per share...................        0.46          (1.48)        (1.48)
Diluted earning per share.................        0.44          (1.41)        (1.41)

        The following table reflects the components of other intangible assets as of September 30, 2001 (in thousands):

                                                Gross Carrying     Accumulated
                                                    Amount         Amortization
                                                --------------     ------------
Existing technology..........................       $6,062            $1,544
Trademark  ..................................          625                73
Favorable leases.............................          270                81

        Other intangible assets are amortized on a straight-line basis over their estimated useful lives of five years. For the three months ended September 30, 2001 and 2000, amortization expense for other intangible assets was $0.3 million. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal year ended June 30:                         Amount
        2002                                       $ 1,391
        2003                                         1,391
        2004                                         1,391
        2005                                         1,132
        2006                                           296

NOTE 9 - SUBSEQUENT EVENTS

        In September 2001, KLA-Tencor entered into a definitive merger agreement to acquire QC Optics, Inc., a publicly traded company (AMEX: OPC), for consideration of approximately $3 million in cash. QC Optics, Inc. is a manufacturer of laser-based inspection systems for the semiconductor, flat panel and computer hard disk manufacturing industries. The transaction is expected to close in the second quarter of fiscal 2002. The closing of the transaction is subject to the approval of the stockholders of QC Optics in addition to customary closing conditions. The purchase price will be allocated to the estimated fair value of assets acquired and liabilities assumed based on management estimates.

NOTE 10 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In August 2001, the FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. KLA-Tencor does not expect the adoption of SFAS 143 to have a significant impact on its financial position and results of operations.

        In October 2001, the FASB issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. KLA-Tencor is currently evaluating the impact of SFAS 144, but does not expect that its adoption on July 1, 2002 will have a material effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Such forward-looking statements include, among others, those statements regarding the future results of our operations; technological trends in the semiconductor industry; our future product offerings and product features, as well as market acceptance of new products; anticipated revenue from various domestic and international regions; international sales and operations; maintenance of competitive advantage; success of our product offerings; completion of backlog; creation of programs for research and development; attraction and retention of employees; management of risks involved in acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; the outcome of any litigation to which we are a party; results of our investment in leading edge technologies and strategic acquisitions; our future income tax rate; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the effects of hedging transactions.

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

        Currently we continue to face a significant downturn in the semiconductor industry. For several quarters, there has been a worldwide softening in demand for semiconductors resulting in excess capacity and reduced demand for semiconductor manufacturing equipment. Consequently we experienced declines in both revenue and bookings in the first fiscal quarter compared to the prior quarter.

        Despite the market fluctuations, our financial position has remained strong and we continue to have no long-term debt. In response to the downturn in the semiconductor industry, we have implemented initiatives to reduce costs and control spending. However, we continued our new product development by investing in leading edge technologies and by strategic acquisitions and alliances. These investments, acquisitions and alliances should position our extensive product line to address the critical initiatives that are key to our customers.

        Effective July 1, 2000 KLA-Tencor changed its revenue recognition policy, based on guidance provided in SEC Staff Accounting Bulletin No. 101 ("SAB 101"). KLA-Tencor changed its method of accounting for system sales to generally recognize revenue upon a positive affirmation by the customer that the system has been installed and is operating according to pre-determined specification. The deferred profit balance at of September 30, 2001 was $349 million which included deferred revenue of $531 million and deferred cost of good sold of $182 million. The balance decreased from $422 million at June 30, 2001 primarily due to lower shipments than acceptances.

        Revenues were $503 million for the three-month period ended September 30, 2001, compared to $383 million for the same period of the prior fiscal year, representing an increase of 31%. Improved customer acceptance under SAB 101 resulted in higher revenues across virtually all product lines although shipments declined approximately 32% versus the same period of the prior fiscal year.

        Gross margins as a percentage of revenues were 51% for the three-month period ended September 30, 2001, compared to 52% for the same period in the prior fiscal year. Gross margins declined slightly due to unfavorable overhead absorption in our system gross margin as shipment volume decreased. Higher warranty and installation costs also contributed due to higher complexity of recently introduced products. We continue to focus on the productivity and efficiency of our manufacturing and service operations as we ramp our new products in the face of lower overall volumes due to the downturn.

        Engineering, research and development ("R&D") expenses were $73 million for the three-month period ended September 30, 2001, compared to $81 million for the same period in the prior fiscal year. As a percentage of revenues, R&D expenses decreased to 15% for the three-month period ended September 30, 2001, compared to 21% for the same period in the prior fiscal year. The decrease is primarily attributable to temporary shutdowns, management paycuts, reductions in temporary labor and discretionary spending as well as other cost saving measures implemented over the last two quarters, and a lower level of non-recurring engineering expenses due to products reaching Beta stage. Our investment in R&D represents a continued commitment to product development in new and emerging market segments and enhancements to existing products for 0.18 micron, copper development and 300mm wafers.

        Selling, general and administrative expenses were $81 million for the three-month period ended September 30, 2001, compared to $91 million for the same period in the prior fiscal year. As a percentage of revenues, selling, general and administrative expenses were 16% for the three-month period ended September 30, 2001, compared to 24% for the same period in the prior fiscal year. Selling, general and administrative expenses decreased primarily due to temporary shutdowns, management paycuts, reductions in temporary labor and discretionary spending as well as other cost saving measures implemented over the last two quarters in response to the industry slowdown.

        In the fourth quarter of fiscal 2001 we entered into a restructuring plan to address the downturn in the semiconductor industry. The plan included consolidation of facilities, writedown of assets associated with affected programs and a reduction in our global workforce, resulting in a restructuring charge of $8 million. As of September 30, 2001, the remaining balance of the restructuring reserve was $2 million.

        Interest income and other, net, was $13 million for the three-month period ended September 30, 2001, compared to $12 million in the same period in the prior fiscal year. The increase was due to increased interest income resulting from higher average investment balances.

        During the three-month period ended September 30, 2001, we realized an effective 26% tax rate. This is lower than the effective 28% tax rate realized in the same period of the prior fiscal year which is due primarily to the greater relative benefits expected to be realized from Tax Exempt Interest and from benefits related to sales and operations overseas.

LIQUIDITY AND CAPITAL RESOURCES

        During the three-month period ended September 30, 2001, cash, cash equivalents, short-term investments and marketable securities balances decreased to $1.09 billion from $1.14 billion at June 30, 2001. Net cash provided by operating activities for the three-month period ended September 30, 2001 was $19 million, compared to $24 million of net cash provided by operating activities for the same period of the prior fiscal year. Capital expenditures for the three-month period ended September 30, 2001 of $31 million were for manufacturing and engineering equipment and leasehold improvements necessary for our operations. We received $2 million from sales of common stock issued through our employee stock purchase program and through stock option exercises during the three-month period ended September 30, 2001 and paid $53 million for the repurchase of our common stock under our stock repurchase program during the same period.

        Working capital was $873 million as of September 30, 2001, compared to $913 million at June 30, 2001. We believe that existing liquid capital resources and funds generated from operations combined with the ability, if necessary, to borrow funds will be adequate to meet our operating and capital requirements through the foreseeable future. However, we can give no assurances that we will continue to generate sufficient funds from operations or that we will be able to borrow funds on reasonable terms in the future, if necessary.

FACTORS AFFECTING RESULTS, INCLUDING RISKS AND UNCERTAINTIES

Fluctuations in Operating Results and Stock Price

        Our operating results have varied widely in the past and our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors including those listed in this section and throughout this Quarterly Report on Form 10-Q for the period ending September 30, 2001. In addition, future operating results may not follow any past trends. The factors we believe make our results fluctuate and difficult to predict include:

        -  the cyclical nature of the semiconductor industry;

        - the fluctuating demand for semiconductors impacts the need for our customers to order our products

        -  the change in the price and the profitability of our products;

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

        Currently we are in a significant industry down cycle. We are not able to predict when the semiconductor industry will recover. During a down cycle, the semiconductor industry typically experiences excess production capacity that causes semiconductor manufacturers to decrease capital spending. We generally do not have long-term volume production contracts with our customers, and we do not control the timing or volume of orders placed by our customers. Whether and to what extent our customers place orders for any specific products, as well as the mix and quantities of products included in those orders, are factors beyond our control. Insufficient orders, especially in our down cycles, will result in under-utilization of our manufacturing facilities and infrastructure and will negatively affect our operating results and financial condition.

International Trade and Economic Conditions

        Ours is an increasingly global market. A majority of our annual revenues are derived from outside the United States, and we expect that international revenues will continue to represent a substantial percentage of our revenues. Our international revenues and operations are affected by economic conditions specific to each country and region. Because of our significant dependence on international revenues, a decline in the economies of any of the countries or regions in which we do business could negatively affect our operating results.

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

Manufacturing Disruption

        Operations at our primary manufacturing facilities and our assembly subcontractors are subject to disruption for a variety of reasons, including work stoppages, fire, earthquake, flooding or other natural disasters. In addition, this year, California suffered from a severe energy shortage, causing rolling blackouts through the state. Such disruption could cause delays in shipments of products to our customers. We cannot ensure that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms. Such a disruption could result in cancellation of orders or loss of customers and could seriously harm our business.

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

Terrorist Attacks

        The terrorist attacks that occurred on September 11, 2001 increased the uncertainty in our markets and may delay a recovery. It is too early to determine the direct or indirect impacts of these events on our business.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In August 2001, the FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. We do not expect the adoption of SFAS 143 will have a significant impact on our financial position and results of operations.

        In October 2001, the FASB issued Statement No. 144 ("SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of SFAS 144, but do not expect that our adoption on July 1, 2002 will have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at June 30, 2001 and at September 30, 2001. Actual results may differ materially.

        As of June 30, 2001 and September 30, 2001, we had an investment portfolio of fixed income securities of $575 million and $722 million, respectively, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2001 and September 30, 2001, the fair value of each portfolio would decline by $5 million.

        As of June 30, 2001 and September 30, 2001, we had net forward contracts to sell $159 million and $214 million, respectively, in foreign currency in order to hedge currency. If we had entered into these contracts on June 30, 2001 and September 30, 2001, the U.S. dollar equivalent would be $151 million and $215 million, respectively. The fair market value we would have received if we had sold the contracts on June 30, 2001 and September 30, 2001, would have been $8 million and $1 million, respectively. A 10% adverse move in currency exchange rates affecting the contracts from their June 30, 2001 and September 30, 2001 levels would decrease the fair value of the contracts by $19 million and $26 million, respectively. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact to income or cash flows.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        A discussion regarding certain pending legal proceedings is included in
Part I, Item 3, "Legal Proceedings," included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001. Since the fiscal year ended June 30, 2001, certain material developments have occurred with respect to the legal proceedings described in our Annual Report and we have been named as a party in certain additional matters as follows:

ADE Corporation

        On October 11, 2000, ADE Corporation ("ADE"), a competitor, filed a patent infringement lawsuit against KLA-Tencor in the U.S. District Court in Delaware. ADE claimed damages and sought an injunction under U.S. Patent No. 6,118,525. We filed a counterclaim in the same court alleging that ADE has infringed four of our patents. We claimed damages and are seeking a permanent injunction against ADE. In addition, we are seeking a declaration from the District Court that ADE's patent is invalid and not infringed by KLA-Tencor. While these matters are in a preliminary stage and we cannot predict the outcome, we believe that we have valid defenses and further believe that our counterclaims have merit.

Schlumberger, Inc. and Rigg Systems, Inc.

        On August 30, 1999, we were named as a defendant in a lawsuit in which Schlumberger, Inc. alleges trade secret misappropriation, unfair competition and trade slander. On July 21, 2000, the court granted our motion for summary judgment dismissing the case. Schlumberger subsequently filed a motion for reconsideration of that dismissal and its request for reconsideration was denied. Schlumberger has now appealed. Although the outcome of these claims cannot be predicted with certainty, we do not believe that this legal matter will have a material adverse effect on our financial condition even if plaintiff prevails. On January 26, 2000, we filed a complaint against Philip Rigg, RIGG Systems and Schlumberger for misappropriation of trade secrets, breach of contract, breach of fiduciary duty, interference with contract, and unfair competition. The defendants filed cross-complaints on June 5, 2000 asserting various statutory and common law theories. Although the outcome of these claims cannot be predicted with certainty, we do not believe that these legal matters will have a material adverse effect on our financial condition or results of operations even if the plaintiff prevails.

        Although we cannot predict the outcome of these claims, management does not believe that any of these legal matters will have a material adverse effect on KLA-Tencor. Were an unfavorable ruling to occur in one or more of the pending claims, there exists the possibility of a material impact on our operating results for the period in which the ruling occurred.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               None

        (b)    Form 8-K

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KLA-TENCOR CORPORATION
                                             (Registrant)



November 14, 2001                                 /s/ JOHN H. KISPERT
-------------------                     ---------------------------------------
     (Date)                                           John H. Kispert
                                                  Executive Vice President
                                                 and Chief Financial Officer