Form 10-Q
period 2001-12-31
KLA TENCOR CORP
filed 2002-02-13
CIK 319201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

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

                                 Yes [X] No [ ]

         As of January 31, 2002, there were 187,059,556 shares outstanding of the Registrant's Common Stock, $0.001 par value.

                                      INDEX

                                                                                         Page
                                                                                         ----
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets as of
               June 30, 2001 and December 31, 2001....................................    3

               Condensed Consolidated Statements of Operations for the Three- and Six-
               Month Periods Ended December 31, 2000 and 2001 ........................    4

               Condensed Consolidated Statements of Cash Flows
               for the Six-Month Periods Ended December 31, 2000 and 2001 ............    5

               Notes to Condensed Consolidated Financial Statements...................    6

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................................   13

Item 3      Quantitative and Qualitative Disclosures About Market Risk................   20

PART II     OTHER INFORMATION

Item 1      Legal Proceedings.........................................................   21

Item 4      Submission of Matters to a Vote of Security Holders.......................   21

Item 6      Exhibits and Reports on Form 8-K..........................................   22

Signatures  ..........................................................................   23

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             KLA-TENCOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         December 31,     June 30,
(in thousands)                                               2001           2001
                                                         ------------    ----------
ASSETS

Current assets:
   Cash and cash equivalents                              $  303,016     $  529,674
   Marketable securities                                     248,075        167,421
   Accounts receivable, net                                  365,419        402,013
   Inventories                                               335,470        394,406
   Other current assets                                      398,966        403,432
                                                          ----------     ----------
         Total current assets                              1,650,946      1,896,946

Land, property and equipment, net                            310,326        290,254
Marketable securities                                        514,570        446,765
Other assets                                                 129,718        110,586
                                                          ----------     ----------
         Total assets                                     $2,605,560     $2,744,551
                                                          ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $   42,546     $   60,740
   Deferred profit                                           291,764        422,054
   Other current liabilities                                 451,029        501,291
                                                          ----------     ----------
         Total current liabilities                           785,339        984,085
                                                          ----------     ----------

Stockholders' equity:
   Common stock and capital in excess of par value           640,444        714,333
   Retained earnings                                       1,179,042      1,043,529
   Accumulated other comprehensive income                        735          2,604
                                                          ----------     ----------
         Total stockholders' equity                        1,820,221      1,760,466
                                                          ----------     ----------
         Total liabilities and stockholders' equity       $2,605,560     $2,744,551
                                                          ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                             KLA-TENCOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three months ended        Six months ended
                                                    December 31,              December 31,
                                               ----------------------    ----------------------
(In thousands, except per share data)             2001         2000         2001         2000
--------------------------------------------   ---------    ---------    ---------    ---------
Revenues                                       $ 404,148    $ 500,833    $ 906,980    $ 883,548

Costs and operating expenses:
     Costs of goods sold                         201,811      215,900      446,179      398,909
     Engineering, research and development        74,061       96,229      146,984      176,877
     Selling, general and administrative          71,996       94,508      153,244      185,405
                                               ---------    ---------    ---------    ---------
         Total costs and operating expenses      347,868      406,637      746,407      761,191
                                               ---------    ---------    ---------    ---------
Income from operations                            56,280       94,196      160,573      122,357

Interest income and other, net                    10,001       13,931       22,553       25,933
                                               ---------    ---------    ---------    ---------
Income before income taxes                        66,281      108,127      183,126      148,290

Provision for income taxes                        17,233       30,276       47,613       41,522
                                               ---------    ---------    ---------    ---------
Income before cumulative effect of
     change in accounting principle               49,048       77,851      135,513      106,768

Cumulative effect of change in accounting
     principle, net of tax benefit                    --           --           --     (306,375)
                                               ---------    ---------    ---------    ---------
Net income (loss)                              $  49,048    $  77,851    $ 135,513    $(199,607)
                                               =========    =========    =========    =========
Earnings per basic share:
     Income before cumulative effect of
         change in accounting principle        $    0.26    $    0.42    $    0.72    $    0.57
     Cumulative effect of change in
         accounting principle                         --           --           --        (1.65)
                                               ---------    ---------    ---------    ---------
     Net income (loss)                         $    0.26    $    0.42    $    0.72    $   (1.08)
                                               =========    =========    =========    =========
Earnings per diluted share:
     Income before cumulative effect of
         change in accounting principle        $    0.25    $    0.41    $    0.70    $    0.55
     Cumulative effect of change in
         accounting principle                         --           --           --        (1.58)
                                               ---------    ---------    ---------    ---------
     Net income (loss)                         $    0.25    $    0.41    $    0.70    $   (1.03)
                                               =========    =========    =========    =========
Weighted average number of shares:
     Basic                                       186,200      185,247      186,928      186,101
                                               =========    =========    =========    =========
     Diluted                                     194,637      190,893      194,855      193,449
                                               =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                             KLA-TENCOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended
                                                                            December 31,
                                                                      -----------------------
(in thousands)                                                           2001          2000
------------------------------------------------------------------    ---------     ---------
Cash flows from operating activities:
   Net income (loss)                                                  $ 135,513     $(199,607)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Cumulative effect of accounting change, net of tax benefit           --       306,375
        Depreciation and amortization                                    33,345        29,224
        Deferred income taxes                                            (2,645)      (39,761)
        Net gain (loss) on sale of marketable securities                  1,077        (3,880)
        Changes in assets and liabilities:
              Accounts receivable, net                                   36,590      (133,616)
              Inventories                                                58,975      (107,787)
              Other assets                                              (14,318)      (13,135)
              Accounts payable                                          (18,195)        6,709
              Deferred profit                                          (130,290)      147,647
              Other current liabilities                                 (44,708)       53,058
                                                                      ---------     ---------
              Net cash provided by operating activities                  55,344        45,227
                                                                      ---------     ---------
Cash flows from investing activities:
   Purchase of land, property and equipment, net                        (50,776)      (75,903)
   Cash paid for acquisition                                             (4,035)           --
   Purchase of marketable securities                                   (783,564)     (415,143)
   Proceeds from sale of marketable securities                          552,104       350,596
   Proceeds from maturity of marketable securities                       84,478        30,630
                                                                      ---------     ---------
              Net cash used in investing activities                    (201,793)     (109,820)
                                                                      ---------     ---------
Cash flows from financing activities:
   Issuance of common stock, net                                         34,161        30,694
   Stock repurchases                                                   (110,812)     (149,561)
   Net borrowings (payments) under short term debt obligations             (499)        1,070
                                                                      ---------     ---------
              Net cash used in financing activities                     (77,150)     (117,797)
                                                                      ---------     ---------
Effect of exchange rate changes on cash
    and cash equivalents                                                 (3,059)        6,177
                                                                      ---------     ---------
Net decrease in cash and cash equivalents                              (226,658)     (176,213)
Cash and cash equivalents at beginning of period                        529,674       478,212
                                                                      ---------     ---------
Cash and cash equivalents at end of period                            $ 303,016     $ 301,999
                                                                      =========     =========
Supplemental cash flow disclosures:
   Income taxes paid (refunded), net of refunds                       $ (16,136)    $  87,594
                                                                      =========     =========
   Interest paid                                                      $     428     $     410
                                                                      =========     =========

See accompanying notes to condensed consolidated financial statements.

                             KLA-TENCOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         The results for the three- and six- month periods ended December 31, 2000 have been adjusted to reflect the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101).

         The results of operations for the three- and six- month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2002.

         FAIR VALUE OF FINANCIAL INSTRUMENTS KLA-Tencor has evaluated the estimated fair value of financial instruments using available market information and valuation methodologies. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The fair value of KLA-Tencor's cash, cash equivalents, accounts receivable, accounts payable and other current liabilities approximates the carrying amount due to the relatively short maturity of these items.

         MARKETABLE SECURITIES Short-term marketable securities include debt and equity securities acquired with maturities exceeding three months but less than one year from the date of acquisition. Non-current marketable securities include debt securities acquired with maturities exceeding one year from the date of acquisition. While KLA-Tencor's intent is to hold debt securities to maturity, KLA-Tencor has classified all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value determined based on quoted market prices at the reporting date for those instruments, with unrealized gains or losses excluded from earnings and included in "Accumulated other comprehensive income," net of applicable taxes, until realized. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in "Interest income and other, net" in the Condensed Consolidated Statements of Operations.

         INTANGIBLE ASSETS Purchased technology, patents, trademarks, favorable leases and goodwill are presented at cost, net of accumulated amortization. Effective July 1, 2001, KLA-Tencor replaced ratable amortization of goodwill with periodic testing of goodwill for impairment in accordance with the provision of Statement of Financial Accounting Standard No. 142, "Goodwill and Intangible Assets." Intangible assets other than goodwill are amortized over their estimated useful lives of three to five years using the straight-line method.

         IMPAIRMENT OF LONG-LIVED ASSETS KLA-Tencor evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset.

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

         A majority of KLA-Tencor's trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. Concentration of credit risk with respect to trade receivables is considered to be limited due to its customer base and the diversity of its geographic sales areas. KLA-Tencor performs ongoing credit evaluations of its customers' financial condition. KLA-Tencor maintains a reserve for potential credit losses based upon expected collectibility of all accounts receivable.

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

         REVENUE RECOGNITION In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SEC Staff addressed several issues in SAB 101, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. KLA-Tencor implemented the provisions of SAB 101 in the fourth fiscal quarter of 2001, retroactive to July 1, 2000. Prior to adoption of SAB 101, KLA-Tencor's general policy was to recognize revenue on shipment. Accordingly, KLA-Tencor did not have any formal centralized processes for tracking, obtaining and filing customer acceptance reports; therefore, pro forma amounts for the periods beginning before July 1, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined.

         KLA-Tencor derives revenues from four sources -- system sales, spare part sales, service contracts and software license fees. SAB 101 has no impact on KLA-Tencor's revenue recognition policy for spare part sales, service contracts and software license fees.

         Prior to the implementation of SAB 101, system revenue was generally recognized upon shipment. Effective July 1, 2000, KLA-Tencor changed its method of accounting for system sales to generally recognize revenue upon a positive affirmation by the customer that the system has been installed and is operating according to predetermined specifications. In certain limited cases, KLA-Tencor may deviate from the need for a written acceptance by the customer, as follows:

         - When system sales to independent distributors have no installation, contain no acceptance agreement, and 100% payment is done upon shipment, revenue is recognized on shipment;

         - When the system requires no integration and installation is inconsequential, revenue is recognized on shipment. In these cases we are required to perform the installation but we consider installation not essential to the functionality of the equipment, and there are no additional tests required to be performed on-site. In addition, third party distributors and customers regularly complete the installation of these tools;

         - When the customer fab has already accepted the same tool, with the same specifications on the same process, for the same application, and it can be objectively demonstrated that it meets all of the required acceptance criteria upon shipment, revenue due on shipment of the product is recognized at the time of shipment. Revenue recognized upon shipment is exclusive of the amount allocable to the installation element. Revenue attributable to the installation element is the higher of the amount due upon acceptance or the fair value of installation;

         - When the system is performing in production to published and contractually agreed specifications and customer signature is withheld due to warranty or other limited issues, revenue recognition is permitted only if all of the specified criteria have been met and the customer is withholding final acceptance for reasons unrelated to product performance;

         Total revenues recognized under conditions when KLA-Tencor may deviate from the need for a written acceptance by the customer were less than 1% of total revenue for the three- and six-month periods ended December 31, 2001 and December 31, 2000, respectively.

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

         As a result of implementing SAB 101, KLA-Tencor changed its method of accounting for revenue recognition. This change resulted in cumulative deferred revenue of $660.9 million as of July 1, 2000, which was recorded as a non-cash charge of $306.4 million (after reduction for product and warranty costs of $207 million and income taxes of $147.5 million). The deferred profit balance as of December 31, 2001 was $292 million and equals the amount of system revenue that was invoiced and due on shipment but deferred under SAB 101 less applicable product and warranty costs of $152 million.

         STRATEGIC DEVELOPMENT AGREEMENTS Net engineering, research and development expenses were partially offset by $6 million and $5 million in external funding received under certain strategic development programs funded by KLA-Tencor's customers and government agencies in the six-month periods ended December 31, 2001 and December 31, 2000.

         EARNINGS PER SHARE Basic earnings per share ("EPS") is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding during the period and gives effect to all dilutive potential common shares outstanding during the period. The reconciling difference between the computation of basic and diluted earnings per share for all periods presented is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans.

         During the three- and six-month periods ended December 31, 2000, options to purchase 10,875,333 and 4,580,198 shares, respectively, at prices ranging from $33.75 to $68.00, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock for the period. During the three- and six-month periods ended December 31, 2001, options to purchase 2,060,890 and 876,102, respectively, at prices ranging from $45.84 to $68.00, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock for the period.

         RECLASSIFICATIONS Certain amounts in fiscal years prior to 2001 have been reclassified to conform to the current financial statement presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 applies to all entities and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. KLA-Tencor does not expect the adoption of SFAS 143 to have a significant impact on its financial position and results of operations.

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

NOTE 2 -- INVENTORIES

         Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. The components of inventories are as follows:

                                                   December 31,       June 30,
(in thousands)                                        2001              2001
-----------------------------------------------    ------------       --------
Inventories
     Customer service parts                         $108,890          $ 99,099
     Raw materials                                    89,014           140,765
     Work-in-process                                  61,251            61,453
     Demonstration equipment                          45,310            60,228
     Finished goods                                   31,005            32,861
                                                    --------          --------
                                                    $335,470          $394,406
                                                    ========          ========

NOTE 3 -- STOCK REPURCHASE PROGRAM

         The Company has adopted a plan to repurchase shares of its common stock on the open market for the purpose of partially offsetting dilution created by employee stock options and stock purchase plans. During the six-month periods ended December 31, 2001 and 2000, the Company repurchased 3,130,000 and 4,450,000 shares of its common stock at a cost of approximately $111 million and $150 million, respectively.



NOTE 4 -- COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income, net of tax, are as follows:

                                                                 Three months ended             Six months ended
                                                                     December 31,                  December 31,
                                                               ------------------------      ------------------------
(in thousands)                                                    2001           2000           2001           2000
----------------------------------------------------------     ---------      ---------      ---------      ---------
Net Income (loss)                                              $  49,048      $  77,851      $ 135,513      $(199,607)
                                                               ---------      ---------      ---------      ---------
Other comprehensive loss
   Currency translation adjustments                               (6,586)        (3,986)        (2,659)        (5,847)
   Gain on cash flow hedging instruments, net                      3,977             --          1,235             --
   Unrealized losses on investments, net of tax benefits
     of $80 and $281 for the three- and six- month periods
     ended December 31, 2001, and $982 and $3,913 for the
     three- and six- month periods ended December 31, 2000          (126)        (1,556)          (445)        (5,058)
                                                               ---------      ---------      ---------      ---------
       Other comprehensive loss                                   (2,735)        (5,542)        (1,869)       (10,905)
                                                               ---------      ---------      ---------      ---------
       Total Comprehensive Income (Loss)                       $  46,313      $  72,309      $ 133,644      $(210,512)
                                                               =========      =========      =========      =========

NOTE 5 -- NONRECURRING ACQUISITION, RESTRUCTURING AND OTHER COSTS

ACQUISITIONS

         On November 20, 2001, KLA-Tencor acquired QC Optics, Inc., a publicly traded company (AMEX: OPC), for $4 million in cash and other consideration, to acquire certain intellectual property related to our business, including intellectual property rights. The acquisition was accounted for as a purchase. QC Optics, Inc. was a manufacturer of laser-based inspection systems for the semiconductor, flat panel and computer hard disk manufacturing industries. The total purchase price was allocated to intellectual property and amortized over three years. The estimated fair value of the assets acquired and liabilities assumed were included in KLA-Tencor's Condensed Consolidated Balance Sheet as of December 31, 2001 and the results of operations from November 20, 2001 through December 31, 2001 were included in the Company's Condensed Consolidated Statement of Operations. Pro forma results of operations have not been presented as QC Optics Inc.'s operations were not significant to the Company's Condensed Consolidated Statements of Operations, and therefore, the pro forma results would not significantly differ from the Company's historical results.

RESTRUCTURING AND OTHER CHARGES

         In the fourth quarter of fiscal 2001 KLA-Tencor entered into a restructuring plan to address the downturn in the semiconductor industry. The plan included consolidation of facilities, writedown of assets associated with affected programs and a reduction in the Company's global workforce, all resulting in a restructuring charge of $8 million. As of December 31, 2001, the remaining balance of the restructuring reserve was $1 million.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

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

NOTE 7 -- GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective July 1, 2001, KLA-Tencor elected early adoption of Statement of Financial Accounting Standards No. 141, "Business Combinations, " and No. 142, "Goodwill and Other Intangible Assets." Under the new accounting standards, KLA-Tencor ceased amortization of goodwill recorded for business combinations consummated prior to July 1, 2001, and reclassified intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 to goodwill. The net carrying value of goodwill recorded through acquisitions is $15.1 million as of December 31, 2001. In the year of adoption, SFAS 142 requires the first step of the goodwill impairment test to be completed within the first six months and the final step to be completed with twelve months of adoption. KLA-Tencor completed the first step of the impairment test during the quarter ended December 31 2001 and has determined that goodwill is not impaired. Therefore, step two of the goodwill impairment test is not applicable.

         The following table reflects consolidated results adjusted as though the adoption of SFAS 141 and SFAS 142 occurred as of the beginning of the three- and six- month period ended December 31, 2000 (in thousands, except per share amounts):

                                            Three months ended December 31,               Six months ended December 31,
                                      -----------------------------------------    ------------------------------------------
                                         2001                   2000                  2001                   2000
                                      -----------    --------------------------    -----------    ---------------------------
                                      As Reported    As Reported    As Adjusted    As Reported    As Reported     As Adjusted
                                      -----------    -----------    -----------    -----------    -----------     -----------
Operating income ................      $  56,280      $  94,196      $  94,798      $ 160,573      $ 122,357       $ 123,508
Net income ......................         49,048         77,851         78,224        135,513       (199,607)       (198,893)
Basic earning per share .........           0.26           0.42           0.42           0.72          (1.08)          (1.08)
Diluted earning per share .......           0.25           0.41           0.41           0.70          (1.03)          (1.03)

         The following table reflects the components of other intangible assets as of December 31, 2001 (in thousands):

                                                        Gross Carrying     Accumulated
                                                            Amount         Amortization
                                                        --------------     ------------
Existing technology ................................        $6,062            $1,850
Patents ............................................         4,035               168
Trademark ..........................................           625               105
Favorable leases and other .........................           270                95

         Other intangible assets are amortized on a straight-line basis over their estimated useful lives of three to five years. For the three months ended December 31, 2001 and 2000, amortization expense for other intangible assets was $0.5 million and $0.3 million. For the six months ended December 31, 2001 and 2000, amortization expense for other intangible assets was $0.9 million and $0.5 million. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal year ended June 30:                                       Amount
--------------------------                                       ------
         2002                                                    $2,064
         2003                                                     2,400
         2004                                                     2,400
         2005                                                     2,141
         2006                                                       632

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Such forward-looking statements include, among others, those statements regarding the future results of our operations; technological trends in the semiconductor industry; our future product offerings and product features, as well as market acceptance of new products; anticipated revenue from various domestic and international regions; international sales and operations; maintenance of competitive advantage; success of our product offerings; creation of programs for research and development; attraction and retention of employees; management of risks involved in acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; the outcome of any litigation to which we are a party; results of our investment in leading edge technologies and strategic acquisitions and alliances; our future income tax rate; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the effects of hedging transactions.

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

         Currently we continue to face a significant downturn in the semiconductor industry which started early in calendar year 2001. For several quarters, there has been a worldwide softening in demand for semiconductors resulting in excess capacity and reduced demand for semiconductor manufacturing equipment. Consequently we experienced declines in both revenue and bookings in the second fiscal quarter compared to the prior quarter.

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

         Effective July 1, 2000 KLA-Tencor changed its revenue recognition policy, based on guidance provided in SEC Staff Accounting Bulletin No. 101 ("SAB 101"). KLA-Tencor changed its method of accounting for system sales to generally recognize revenue upon a positive affirmation by the customer that the system has been installed and is operating according to pre-determined specifications. The deferred profit balance at of December 31, 2001 was $292 million which included deferred revenue of $444 million and deferred product and warranty costs of $152 million. The deferred profit balance decreased from $422 million at June 30, 2001 primarily due to lower shipments than acceptances.

         Revenues decreased $97 million, or 19% to $404 million, in the three-month period ended December 31, 2001 from $501 million in the same period of the prior fiscal year. The revenue decline was primarily the result of reduced capital spending by our customers as a result of the continuing semiconductor industry downturn. Revenues increased $23 million, or 3% to $907 million, in the six-month period ended December 31, 2001 from $884 million for the same period of the prior fiscal year. This increase primarily resulted from improved customer acceptance although shipments declined approximately 37% versus the same period of the prior fiscal year. International revenues increased to 75% of revenues, in the three-month period ended December 31, 2001 from 69% in the same period of the prior fiscal year, due to higher revenues in Japan and Europe partially offset by lower revenues in Korea. International revenues increased to 74% of revenues, in the six-month period ended December 31, 2001 from 71% in the same period of the prior fiscal year, due to higher revenues in Japan, Europe and Korea partially offset by lower revenues in other parts of the Asia Pacific region. In the three- and six-month periods ended December 31, 2001 and 2000, no single customer accounted for more than 10 percent of our revenues.

         Gross margins as a percentage of revenues were 50% and 51% for the three- and six-month periods ended December 31, 2001, compared to 57% and 55% for the same periods in the prior fiscal year. Gross margins decreased primarily due to unfavorable overhead absorption in our system gross margin as production volume decreased, and reserves for potential excess inventory due to the 200mm to 300mm transition and other new product introductions. Higher warranty and installation costs also contributed due to higher complexity and lower utilization of recently introduced products. We continue to focus on the productivity and efficiency of our manufacturing and service operations as we ramp our new products in the face of lower overall volumes due to the industry downturn.

         Engineering, research and development ("R&D") expenses were $74 million and $147 million for the three- and six-month periods ended December 31, 2001, compared to $96 million and $177 million for the same periods in the prior fiscal year. As a percentage of revenues, R&D expenses were 18% and 16% for the three- and six-month periods ended December 31, 2001, compared to 19% and 20% for the same periods in the prior fiscal year. The decrease in R&D expenses was primarily attributable to temporary shutdowns, management paycuts, reductions in temporary labor and discretionary spending as well as other cost saving measures implemented over the last several quarters, and a lower level of non-recurring engineering expenses due to products reaching the Beta stage (initial customer installations). Our investment in R&D represents a continued commitment to product development in new and emerging market segments and enhancements to existing products for 0.18 micron and lower, copper development and 300mm wafers.

         Selling, general and administrative expenses were $72 million and $153 million for the three- and six-month periods ended December 31, 2001, compared to $95 million and $185 million for the same periods in the prior fiscal year. As a percentage of revenues, selling, general and administrative expenses were 18% and 17% for the three- and six-month periods ended December 31, 2001, compared to 19% and 21% for the same periods in the prior fiscal year. The decrease was primarily due to temporary shutdowns, management paycuts, reductions in temporary labor and discretionary spending as well as other cost saving measures implemented over the last several quarters in response to the industry slowdown.

         In the fourth quarter of fiscal 2001 we entered into a restructuring plan to address the downturn in the semiconductor industry. The plan included consolidation of facilities, writedown of assets associated with affected programs and a reduction in our global workforce, resulting in a restructuring charge of $8 million. As of December 30, 2001, the remaining balance of the restructuring reserve was $1 million.

         Interest income and other, net, was $10 million and $23 million for the three- and six-month periods ended December 31, 2001, compared to $14 million and $26 million in the same periods in the prior fiscal year. The decrease was due primarily to decreased interest income resulting from declining interest rates.

         During the three- and six-month periods ended December 31, 2001, we realized an effective 26% tax rate. This is lower than the effective 28% tax rate realized in the same periods of the prior fiscal year due primarily to the greater relative benefits expected to be realized from tax exempt interest and from benefits related to sales and operations overseas.

LIQUIDITY AND CAPITAL RESOURCES

         During the six-month period ended December 31, 2001, cash, cash equivalents, short-term investments and marketable securities balances decreased to $1.07 billion from $1.14 billion at June 30, 2001. Net cash provided by operating activities for the six-month period ended December 31, 2001 was $55 million, compared to $45 million for the same period of the prior fiscal year. The increase primarily resulted from success in lowering accounts receivable and inventory offset by lower deferred profit. Accounts receivable declined primarily due to lower shipment. Reduction in inventory was driven primarily in production inventory, despite increased service inventory levels to support newer products now being installed in our customers' facilities. Deferred profit decreased primarily due to lower shipments than acceptances. Net cash used in investing activities for the six-month period ended December 31, 2001 was $202 million, compared to $110 million for the same period of the prior fiscal year primarily from increased net purchases of marketable securities. Net cash used in financing activities for the six-month period ended December 31, 2001 was $77 million, compared to $118 million for the same period of the prior fiscal year, due primarily to lower stock repurchases. We received $34 million from sales of common stock issued through our employee stock purchase program and through stock option exercises during the six-month period ended December 31, 2001, and we paid $111 million for the repurchase of our common stock under our stock repurchase program during the same period.

         Working capital was $866 million as of December 31, 2001, compared to $913 million at June 30, 2001. We believe that existing liquid capital resources and funds generated from operations combined with our ability, if necessary, to borrow funds will be adequate to meet our operating and capital requirements through the foreseeable future. However, we can give no assurances that we will continue to generate sufficient funds from operations or that we will be able to borrow funds on reasonable terms in the future, if necessary.


FACTORS AFFECTING RESULTS, INCLUDING RISKS AND UNCERTAINTIES

Fluctuations in Operating Results and Stock Price

         Our operating results have varied widely in the past and our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors including those listed in this section and throughout this Quarterly Report on Form 10-Q for the period ending December 31, 2001. In addition, future operating results may not follow any past trends. The factors we believe make our results fluctuate and difficult to predict include:

         -  the cyclical nature of the semiconductor industry;

         - the fluctuating demand for semiconductors impacts the need for our customers to order our products;

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

Terrorism

         The threat of terrorism targeted at the regions of the world in which we do business, including the United States increase the uncertainty in our markets, could result in significant losses and may delay any recovery in the market. It is too early to determine the direct or indirect impacts of the events of September 11, 2001 or other terrorist acts on our business.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 applies to all entities and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. We do not expect the adoption of SFAS 143 will have a significant impact on our financial position and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at June 30, 2001 and at December 31, 2001. Actual results may differ materially.

         As of June 30, 2001 and December 31, 2001, we had an investment portfolio of fixed income securities of $575 million and $738 million, respectively, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2001 and December 31, 2001, the fair value of each portfolio would decline by $5 million.

         As of June 30, 2001 and December 31, 2001, we had net forward contracts to sell U.S. dollar equivalent $159 million and $171 million, respectively, in foreign currency in order to hedge our currency exposures. If we had entered into these contracts on June 30, 2001 and December 31, 2001, the U.S. dollar equivalent would be $151 million and $160 million, respectively. The fair market value we would have received if we had sold the contracts on June 30, 2001 and December 31, 2001, would have been $8 million and $11 million, respectively. A 10% adverse move in currency exchange rates affecting the contracts from their June 30, 2001 and December 31, 2001 levels would decrease the fair value of the contracts by $19 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact to income or cash flows.

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

ADE Corporation

         On October 11, 2000, ADE Corporation ("ADE"), a competitor, filed a patent infringement lawsuit against KLA-Tencor in the U.S. District Court in Delaware. ADE claimed damages and sought an injunction under U.S. Patent No. 6,118,525. We filed a counterclaim in the same court alleging that ADE has infringed four of our patents. We claimed damages and are seeking a permanent injunction against ADE. In addition, we are seeking a declaration from the District Court that ADE's patent is invalid and not infringed by KLA-Tencor. On October 22, 2001, we filed a separate action for declaratory judgment against ADE in the Northern District of California. ADE has moved to consolidate the California case with the Delaware case. While we cannot predict the outcome, we believe that we have valid defenses and further believe that our counterclaims have merit.

Schlumberger, Inc. and Rigg Systems, Inc.

         On August 30, 1999, we were named as a defendant in a lawsuit filed in the U.S. District Court in the Northern District of California in which Schlumberger, Inc. alleges trade secret misappropriation, unfair competition and trade slander. On July 21, 2000, the court granted our motion for summary judgment dismissing the case. Schlumberger subsequently filed a motion for reconsideration of that dismissal and its request for reconsideration was denied. Schlumberger has now appealed. Although the outcome of these claims cannot be predicted with certainty, we do not believe that this legal matter will have a material adverse effect on our financial condition even if the plaintiff prevails. On January 26, 2000, we filed a complaint against Philip Rigg, RIGG Systems and Schlumberger for misappropriation of trade secrets, breach of contract, breach of fiduciary duty, interference with contract, and unfair competition. The defendants filed cross-complaints on June 5, 2000 asserting various statutory and common law theories.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of KLA-Tencor Corporation was held on November 9, 2001 at the Company's offices in Milpitas, California. Of the 188,175,083 shares of Common Stock outstanding as of September 14, 2001 (the record date), 163,286,263 shares (87%) were present or represented by proxy at the meeting.

1. The table below presents the results of the election to the Company's board of directors.

                                                            Votes
                                         Votes for         Withheld
                                         -----------      ----------
         Edward W. Barnholt              161,669,814       1,616,449
         Dean O. Morton                  161,846,182       1,440,081
         Kenneth L. Schroeder            131,156,000      32,130,263

The terms of Kenneth Levy, H. Raymond Bingham, Robert T. Bond, Richard J. Elkus, Jr., Jon D. Tompkins and Lida Urbanek, as directors of the Company, continued after the meeting.

2. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ended June 30, 2002. This proposal received 153,547,754 votes for and 4,654,805 votes against.

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

February 13, 2002                               /s/ JOHN H. KISPERT
-----------------                        ---------------------------------------
   (Date)                                     John H. Kispert
                                                Executive Vice President
                                              and Chief Financial Officer