Form 10-Q
period 2002-03-31
KLA TENCOR CORP
filed 2002-05-13
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:      March 31, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission File Number 0-9992

KLA-Tencor Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2564110

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Rio Robles
San Jose, California
95134
(Address of principal executive offices)
(Zip Code)

(408) 875-3000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [   ]

     As of April 30, 2002 there were 189,117,483 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

INDEX

		Page
		Number

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Condensed Consolidated Unaudited Balance Sheets at June 30, 2001 and March 31, 2002	3

	Condensed Consolidated Unaudited Statements of Operations for the Three- and Nine-Month Periods Ended March 31, 2001 and 2002	4

	Condensed Consolidated Unaudited Statements of Cash Flows for the Nine-Month Periods Ended March 31, 2001 and 2002	5

	Notes to Condensed Consolidated Unaudited Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures About Market Risk	23

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	24

Item 6	Exhibits and Reports on Form 8-K	24

SIGNATURES		25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
(in thousands)	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$306,462	$529,674
Marketable securities	273,981	167,421
Accounts receivable, net	274,563	402,013
Inventories	319,513	394,406
Other current assets	401,352	403,432

Total current assets	1,575,871	1,896,946
Land, property and equipment, net	306,264	290,254
Marketable securities	635,995	446,765
Other assets	132,338	110,586

Total assets	$2,650,468	$2,744,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,799	$60,740
Deferred profit	268,452	422,054
Other current liabilities	454,330	501,291

Total current liabilities	755,581	984,085

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock and capital in excess of par value	687,139	714,333
Retained earnings	1,213,191	1,043,529
Accumulated other comprehensive income (loss)	(5,443)	2,604

Total stockholders’ equity	1,894,887	1,760,466

Total liabilities and stockholders’ equity	$2,650,468	$2,744,551

See accompanying notes to condensed consolidated financial statements.

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,

(In thousands, except per share data)	2002	2001	2002	2001

Revenues	$357,108	$617,567	$1,264,088	$1,501,115
Costs and operating expenses:
Costs of goods sold	182,102	269,074	628,281	667,983
Engineering, research and development	71,479	89,828	218,463	266,705
Selling, general and administrative	66,430	83,916	219,674	269,321

Total costs and operating expenses	320,011	442,818	1,066,418	1,204,009

Income from operations	37,097	174,749	197,670	297,106
Interest income and other, net	9,050	14,606	31,603	40,539

Income before income taxes	46,147	189,355	229,273	337,645
Provision for income taxes	11,998	53,019	59,611	94,541

Income before cumulative effect of change in accounting principle	34,149	136,336	169,662	243,104
Cumulative effect of change in accounting principle, net of tax benefit	—	—	—	(306,375)

Net income (loss)	$34,149	$136,336	$169,662	$(63,271)

Earnings per basic share:
Income before cumulative effect of change in accounting principle	$0.18	$0.74	$0.90	$1.31
Cumulative effect of change in accounting principle	—	—	—	(1.65)

Net income (loss)	$0.18	$0.74	$0.90	$(0.34)

Earnings per diluted share:
Income before cumulative effect of change in accounting principle	$0.17	$0.71	$0.86	$1.26
Cumulative effect of change in accounting principle	—	—	—	(1.59)

Net income (loss)	$0.17	$0.71	$0.86	$(0.33)

Weighted average number of shares:
Basic	187,443	184,510	187,557	185,661

Diluted	197,669	191,717	196,168	192,954

See accompanying notes to condensed consolidated financial statements.

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,

(in thousands)	2002	2001

Cash flows from operating activities:
Net income (loss)	$169,662	$(63,271)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting changes, net of tax benefit	—	306,375
Depreciation and amortization	51,542	44,969
Deferred income taxes	(2,646)	(22,289)
Net gain (loss) on sale of marketable securities	3,049	(6,073)
Changes in assets and liabilities:
Accounts receivable, net	127,457	(78,570)
Inventories	74,804	(139,492)
Other assets	(17,321)	(16,224)
Accounts payable	(27,941)	4,644
Deferred profit	(153,602)	81,420
Other current liabilities	(41,190)	60,667

Net cash provided by operating activities	183,814	172,156

Cash flows from investing activities:
Purchase of land, property and equipment, net	(61,848)	(105,922)
Cash paid for acquisition	(4,035)	—
Purchase of marketable securities	(1,441,843)	(595,720)
Proceeds from sale of marketable securities	945,681	534,017
Proceeds from maturity of marketable securities	190,026	47,471

Net cash used in investing activities	(372,019)	(120,154)

Cash flows from financing activities:
Issuance of common stock	87,271	40,265
Stock repurchases	(117,839)	(153,629)
Net borrowings (payments) under short term debt obligations	(499)	1,096

Net cash used in financing activities	(31,067)	(112,268)

Effect of exchange rate changes on cash and cash equivalents	(3,940)	19,434

Net decrease in cash and cash equivalents	(223,212)	(40,832)
Cash and cash equivalents at beginning of period	529,674	478,212

Cash and cash equivalents at end of period	$306,462	$437,380

Supplemental cash flow disclosures:
Income taxes paid (refunded), net of refunds	$(11,107)	$126,948

Interest paid	$621	$742

See accompanying notes to condensed consolidated financial statements.

KLA-TENCOR CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, filed with the SEC on September 21, 2001.

     The results for the three- and nine- month periods ended March 31, 2001 have been adjusted to reflect the adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101).

     The results of operations for the three- and nine- month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2002.

     Fair Value of Financial Instruments KLA-Tencor has evaluated the estimated fair value of financial instruments using available market information and valuation methodologies. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The fair value of KLA-Tencor’s cash, cash equivalents, accounts receivable, accounts payable and other current liabilities approximates the carrying amount due to the relatively short maturity of these items.

     Marketable Securities Short-term marketable securities include debt and equity securities acquired with maturities exceeding three months but less than one year from the date of acquisition. Non-current marketable securities include debt securities acquired with maturities exceeding one year from the date of acquisition. While KLA-Tencor’s intent is to hold debt securities to maturity, KLA-Tencor has classified all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value determined based on quoted market prices at the reporting date for those instruments, with unrealized gains or losses excluded from earnings and included in “Accumulated other comprehensive income,” net of applicable taxes, until realized. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in “Interest income and other, net” in the Condensed Consolidated Statements of Operations.

     Intangible Assets Purchased technology, patents, trademarks, favorable leases and goodwill are presented at cost, net of accumulated amortization. Effective July 1, 2001, KLA-Tencor replaced ratable amortization of goodwill with periodic testing of goodwill for impairment in accordance with the provision of Statement of Financial Accounting Standard No. 142, “Goodwill and Intangible Assets.” Intangible assets other than goodwill are amortized over their estimated useful lives using the straight-line method.

     Impairment of Long-Lived Assets KLA-Tencor evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset.

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

     A majority of KLA-Tencor’s trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. Concentration of credit risk with respect to trade receivables is considered to be limited due to its customer base and the diversity of its geographic sales areas. KLA-Tencor performs ongoing credit evaluations of its customers’ financial condition. KLA-Tencor maintains a reserve for potential credit losses based upon expected collectibility of all accounts receivable.

     KLA-Tencor is exposed to credit loss in the event of nonperformance by counterparties on the foreign exchange contracts used in hedging activities. KLA-Tencor does not anticipate nonperformance by these counterparties.

     Warranty KLA-Tencor provides warranty coverage to its systems for a period of time, providing labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to cost of goods sold when revenue is recognized. The estimated warranty cost is based on its historical experience with the product’s performance in the field. If actual warranty activities differ from its estimates, the Company records revisions to the estimated warranty liability as required.

     Revenue Recognition In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” The SEC Staff addressed several issues in SAB 101, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. KLA-Tencor implemented the provisions of SAB 101 in the fourth fiscal quarter of 2001, retroactive to July 1, 2000. Prior to adoption of SAB 101, KLA-Tencor’s general policy was to recognize revenue on shipment. Accordingly, KLA-Tencor did not have any formal centralized processes for tracking, obtaining and filing customer acceptance reports; therefore, pro forma amounts for the periods before July 1, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined.

     KLA-Tencor derives revenue from four sources — system sales, spare part sales, service contracts and software license fees. SAB 101 has no impact on KLA-Tencor’s revenue recognition policy for spare part sales, service contracts and software license fees.

     Prior to the implementation of SAB 101, system revenue was generally recognized upon shipment. Effective July 1, 2000, KLA-Tencor changed its method of accounting for system sales to generally recognize revenue upon a positive affirmation by the customer that the system has been installed and is operating according to predetermined specifications. In certain limited cases, KLA-Tencor may deviate from the need for a written acceptance by the customer, as follows:

•	When system sales to independent distributors have no installation, contain no acceptance agreement, and 100% payment is due upon shipment, revenue is recognized on shipment;

•	When the system requires no integration and installation is inconsequential, revenue is recognized on shipment. In these cases we are required to perform the installation but we consider installation not essential to the functionality of the equipment, and there are no additional tests required to be performed on-site. In addition, third party distributors and customers regularly complete the installation of these tools;

•	When the customer fab has already accepted the same tool, with the same specifications on the same process, for the same application, and it can be objectively demonstrated that it meets all of the required acceptance criteria upon shipment, a portion of revenue can be recognized at the time of shipment. Revenue recognized upon shipment is exclusive of the amount allocable to the installation element. Revenue attributable to the installation element is the higher of the payment amount due upon acceptance or the fair value of installation;

•	When the system is performing in production and meets all published and contractually agreed specifications, but the customer withholds signature on our acceptance document due to warranty or other issues unrelated to product performance.

     Total revenue recognized under conditions where KLA-Tencor deviates from the need for a written acceptance by the customer were less than 1% of total revenue for the three- and nine-month periods ended March 31, 2002 and March 31, 2001, respectively.

     Spares revenue is recognized when the product has been shipped, risk of loss has passed to the customer and collection of the resulting receivable is probable.

     Service and maintenance revenue is recognized ratably over the term of the maintenance contract. If maintenance is included in an arrangement, which includes a software license agreement, amounts related to maintenance are allocated based on vendor specific objective evidence. In situations where maintenance is to be provided over a period beyond twelve months from the balance sheet date, the portion of revenue relating to those services is classified as noncurrent deferred revenue. Consulting and training revenue is recognized when the related services are performed.

     Revenue from software license fees is typically recognized upon shipment if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Such undelivered elements in these arrangements typically consist of services and/or upgrades. If vendor-specific objective evidence does not exist for the undelivered elements of the arrangement, all revenue is deferred until such evidence does exist, or until all elements are delivered, whichever is earlier. In instances where an arrangement to deliver software requires significant modification or customization, license fees are recognized under the percentage of completion method of contract accounting. Allowances are established for potential product returns and credit losses. To date, revenue from license fees have been less than ten percent of total revenue.

     As a result of implementing SAB 101, KLA-Tencor changed its method of accounting for revenue recognition. This change resulted in cumulative deferred revenue of $660.9 million as of July 1, 2000, which was recorded as a non-cash charge of $306.4 million (after reduction for product and warranty costs of $207 million and income taxes of $147.5 million). The deferred profit balance as of March 31, 2002 was $268 million and equals the amount of system revenue that was invoiced and due on shipment but deferred under SAB 101 less applicable product and warranty costs of $126 million.

     Strategic Development Agreements Net engineering, research and development expenses were partially offset by $10 million and $5 million in external funding received under certain strategic development programs funded by KLA-Tencor’s customers and government agencies in the nine-month periods ended March 31, 2002 and March 31, 2001.

     Earnings Per Share Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding during the period and gives effect to all dilutive potential common shares outstanding during the period. The reconciling difference between the computation of basic and diluted earnings per share for all periods presented is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans.

     During the three- and nine-month periods ended March 31, 2002, options to purchase approximately 19,505 and 264,278 shares, respectively, at prices ranging from $56.31 to $68.00, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares. During the three- and nine- month periods ended March 31, 2001, options to purchase approximately 502,000 and 4,835,000 shares at prices ranging from $42.28 to $68.00 were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares.

     Reclassifications Certain prior year balances have been reclassified to conform to the current financial statement presentation.

     Recent Accounting Pronouncements In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143 applies to all entities and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. KLA-Tencor does not expect the adoption of SFAS 143 to have a significant impact on its financial position and results of operations.

     In October 2001, the FASB issued Statement No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. KLA-Tencor is currently evaluating the impact of SFAS 144, but does not expect that its adoption on July 1, 2002 will have a material effect on its financial statements.

NOTE 2 — INVENTORIES

     Inventories are stated at the lower of standard cost (which approximates the first-in, first-out basis) or market. The components of inventories are as follows:

	March 31,	June 30,
(in thousands)	2002	2001

Inventories
Customer service parts	$114,354	$99,099
Raw materials	93,154	140,765
Work-in-process	50,182	61,453
Demonstration equipment	44,375	60,228
Finished goods	17,448	32,861

	$319,513	$394,406

NOTE 3 — STOCK REPURCHASE PROGRAM

     The Company has adopted a plan to repurchase shares of its Common Stock on the open market for the purpose of partially offsetting dilution created by employee stock options and stock purchase plans. During the nine-month period ended March 31, 2002 and 2001, the Company repurchased 3,250,000 and 4,580,000 shares of its Common Stock at a cost of approximately $118 million and $154 million, respectively.

NOTE 4 — COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss), net of tax, are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,

(in thousands)	2002	2001	2002	2001

Net Income (Loss)	$34,149	$136,336	$169,662	$(63,271)

Other comprehensive income (loss)
Currency translation adjustments	(379)	(3,871)	(3,038)	(9,718)
Loss on cash flow hedging instruments, net	(1,296)	—	(61)	—
Unrealized gains (losses) on investments, gross	(7,346)	1,938	(8,072)	(6,313)
Tax (provisions) benefits related to unrealized gains (losses)	2,843	(750)	3,124	2,443

Other comprehensive loss	(6,178)	(2,683)	(8,047)	(13,588)

Total Comprehensive Income (Loss)	$27,971	$133,653	$161,615	$(76,859)

NOTE 5 — NONRECURRING ACQUISITION, RESTRUCTURING AND OTHER COSTS

Acquisitions

     On November 20, 2001, KLA-Tencor acquired QC Optics, Inc., a publicly traded company (AMEX: OPC), for $4 million in cash and other consideration, to acquire certain intellectual property related to our business, including intellectual property rights. The acquisition was accounted for as a purchase. QC Optics, Inc. was a manufacturer of laser-based inspection systems for the semiconductor, flat panel and computer hard disk manufacturing industries. The total purchase price was allocated to intellectual property and amortized over three years. The estimated fair value of the assets acquired and liabilities assumed are included in KLA-Tencor’s Condensed Consolidated Balance Sheet as of March 31, 2002 and the results of operations from November 20, 2001 through March 31, 2002 are included in the Company’s Condensed Consolidated Statements of Operations. Pro forma results of operations have not been presented as QC Optics Inc.’s operations were not significant to the Company’s Condensed Consolidated Statements of Operations, and therefore, the pro forma results would not significantly differ from the Company’s historical results.

Restructuring and Other Charges

     In the fourth quarter of fiscal 2001 KLA-Tencor entered into a restructuring plan to address the downturn in the semiconductor industry. The plan included consolidation of facilities, writedown of assets associated with affected programs and a reduction in the Company’s global workforce, all resulting in a restructuring charge of $8 million. As of March 31, 2002, the remaining balance of the restructuring reserve was $1 million.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Facilities

     KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS 13, “Accounting for Leases,” and, as such, these facilities are not included on its Condensed Consolidated Balance Sheet.

     The following is a schedule of operating leases payments (in thousands):

Fiscal year ended June 30,	Amount

2002	$11,943
2003	7,181
2004	4,869
2005	2,786
2006	1,212
Thereafter	4,376

Total minimum lease payments	$32,367

     The lease agreement for certain Milpitas and San Jose, California facilities has a term of five years ending in November 2002, with an option to extend up to two more years. Monthly payments under this lease vary based upon the London Interbank Offering Rate (LIBOR) plus 0.42%. Under the terms of the lease, KLA-Tencor, at its option, can acquire the properties at their original cost or arrange for the properties to be acquired. If the Company purchases the Milpitas and San Jose, California facilities at the end of the lease term, the purchase transactions would increase land and property by approximately $119.3 million and decrease cash by approximately the same amount. If the Company chooses the sale option, it will be contingently liable to the lessor for residual value guarantees aggregating up to approximately $100.2 million. In addition, under the terms of the lease, KLA-Tencor must maintain compliance with certain financial covenants. As of March 31, 2002, KLA-Tencor was in compliance with all of its covenants.

Legal Matters

     The Company is currently named as a party to various legal proceedings, including those outlined in Part II, Item 1, “Legal Proceedings,” in this Quarterly Report on Form 10-Q.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective July 1, 2001, KLA-Tencor elected early adoption of Statement of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” Under the new accounting standards, KLA-Tencor ceased amortization of goodwill recorded for business combinations consummated prior to July 1, 2001, and reclassified intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 to goodwill. The net carrying value of goodwill recorded through acquisitions is $15.0 million as of March 31, 2002. In the year of adoption, SFAS 142 requires that the Company complete the first step of the goodwill impairment test, whereby the Company compares the estimated carrying value of their business reporting units to the related fair value, estimated using future discounted cash flows. This step is to be completed within the first six months and, if the carrying value is less than such estimate of fair value, a final step is required to calculate the amount of impairment associated with any goodwill assigned to the business reporting unit. The final step is required to be completed within twelve months of adoption of SFAS 142. KLA-Tencor completed the first step of the impairment test during the quarter ended December 31, 2001 and has determined that there is no need to perform the final step of the analysis.

     The following table reflects the consolidated results adjusted as though the adoption of SFAS 141 and SFAS 142 occurred as of the beginning of the three- and nine- month periods ended March 31, 2001 (in thousands, except per share amounts):

	Three months ended March 31,			Nine months ended March 31,

	2002	2001		2002	2001

	As Reported	As Reported	As Adjusted	As Reported	As Reported	As Adjusted

Operating income	$37,097	$174,749	$175,459	$197,670	$297,106	$298,967
Net income	34,149	136,336	136,776	169,662	(63,271)	(62,117)
Basic earnings per share	0.18	0.74	0.74	0.90	(0.34)	(0.33)
Diluted earnings per share	0.17	0.71	0.71	0.86	(0.33)	(0.32)

     The following table reflects the components of other intangible assets as of March 31, 2002 (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization

Existing technology	$6,062	$2,154
Patents	4,021	419
Trademark	625	136
Favorable leases and other	270	108

     Other intangible assets are amortized on a straight-line basis over their estimated useful lives. For the three-month period ended March 31, 2002 and 2001, amortization expense for other intangible assets was $0.6 million and $0.3 million, respectively. For the nine-month period ended March 31, 2002 and

2001, amortization expense for other intangible assets was $1.5 million and $0.8 million, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal year ended June 30:	Amount

2002	$2,062
2003	2,396
2004	2,396
2005	2,137
2006	631

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section and those set forth in the Company’s most recent Annual Report on Form 10-K. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

     The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

     Revenue Recognition We recognize revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, delivery has occurred or services rendered, and collectibility is reasonably assured. We changed our interpretation of “delivery” based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101) effective July 1, 2000. Prior to adoption of SAB 101, we generally recognized system revenue when title transferred to the customer (mostly upon shipment). We now generally recognize system revenue upon positive affirmation by the customer that the system has been installed and is operating according to pre-determined specifications. This positive affirmation is generally evidenced by an acceptance document signed by the customer. This change has the impact of prolonging the cycle time between order placement and revenue recognition. In limited cases, we recognize system revenue upon shipment if installation and acceptance are not required; however, this exception has accounted for less than 1% of our system revenue so far.

     Revenue from sale of spare parts and software license fees is recognized upon shipment. Service and maintenance revenue is recognized ratably over the term of the maintenance contract.

     The deferred profit balance as of March 31, 2002 was $268 million which included deferred revenue of $394 million and deferred product and warranty costs of $126 million. The deferred profit balance decreased from $422 million at June 30, 2001 primarily due to lower shipment than revenue recognized during this nine-month period.

     Inventory Reserves We review the adequacy of our inventory reserves on a quarterly basis. Our methodology involves matching our on hand and on order inventory with our demand forecast on a part-by-part basis. For parts that are in excess of our forecasted demand, we take appropriate reserves to reflect risk of obsolescence. If actual demand is lower than our forecast, we may need to take additional inventory reserves.

     Allowance for Doubtful Accounts A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers’ financial condition. An allowance for doubtful accounts is maintained for potential credit losses based upon our assessment of the expected collectibility of all accounts receivable. The allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. We take into consideration (1) any circumstances in which we are aware of a customer’s inability to meet its financial obligations; and (2) a certain percentage of the accounts receivable balance which is based on the age of the receivables and our historical experience. If circumstances change, and the financial condition of our customers were adversely effected resulting in their inability to meet their financial obligations to us, we may need to take additional allowances.

     Warranty We provide warranty coverage to our systems for a period of time, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to cost of sales when revenue is recognized. The estimated warranty cost is based on our historical experience with the product’s performance in the field. If actual warranty activities differ from our estimates, we record revisions to the estimated warranty as required.

     Contingencies and Litigation We are currently named as a party to various legal proceedings, including those outlined in Part II, Item 1, “Legal Proceedings,” in this Quarterly Report on Form 10-Q. While we currently believe the ultimate outcome of these proceedings, both individually and in the aggregate, will not have a material adverse effect on our financial position or operating results, the results of complex legal proceedings are difficult to predict. We would accrue the cost of an adverse judgment if, in our estimation, the adverse settlement is probable and we can reasonably estimate the ultimate cost to us. We have made no such accruals at March 31, 2002.

RESULTS OF OPERATIONS

     KLA-Tencor Corporation is the world’s leading supplier of process control and yield management solutions for the semiconductor and related microelectronics industries. Our comprehensive portfolio of products, software, analysis, services and expertise is designed to help integrated circuit manufacturers manage yield throughout the entire wafer fabrication process — from research and development to final mass production yield analysis.

     Currently we continue to face a significant downturn in the semiconductor industry which started early in calendar year 2001. For several quarters, there has been a worldwide softening in demand for semiconductors resulting in excess capacity and reduced demand for semiconductor manufacturing equipment. Revenues were $357 million and $1,264 million for the three- and nine-month periods ended March 31, 2002, compared to $618 million and $1,501 million for the same periods of the prior fiscal year, representing a decrease of 42% and 16% for the respective periods. The decline was primarily the result of reduced capital spending by our customers as a result of the continuing semiconductor industry downturn. International revenue increased to 70% of revenue, in the three-month period ended March 31, 2002 from 53% in the same period of the prior fiscal year, due to higher revenues in China, Taiwan and

Europe partially offset by lower revenues in Japan and Korea. International revenue decreased to 67% of revenue, in the nine-month period ended March 31, 2002 from 69% in the same period of the prior fiscal year, due to lower revenues in Japan, Europe and Korea partially offset by higher revenue in other parts of the Asia Pacific region. In the three- and nine-month periods ended March 31, 2002 and 2001, no single customer accounted for more than 10 percent of our revenues.

     Gross margins were 49% and 50% of revenues for the three- and nine-month periods ended March 31, 2002, compared to 56% of revenues for the same periods in the prior fiscal year. Gross margins declined year over year primarily due to reduced capacity utilization resulting from lower business volume and an increased percentage of sales in the lower margin service business.

     Engineering, research and development (R&D) expenses were $71 million and $218 million for the three- and nine-month periods ended March 31, 2002, compared to $90 million and $267 million for the same periods in the prior fiscal year. As a percentage of revenue, R&D expenses were 20% and 17% for the three- and nine-month periods ended March 31, 2002, compared to 15% and 18% for the same periods in the prior fiscal year. The absolute dollars for R&D investment decreased primarily due to management paycuts, reductions in temporary labor and discretionary spending as well as other cost saving measures implemented over the last several quarters. Our investment in R&D represents a continued commitment to product development in new and emerging market segments, including 0.13 micron and lower, copper and 300mm wafers as well as enhancements to existing products.

     Selling, general and administrative expenses were $66 million and $220 million for the three- and nine-month periods ended March 31, 2001, compared to $84 million and $269 million for the same periods in the prior fiscal year. As a percentage of revenue, selling, general and administrative expenses were 19% and 17% for both the three- and nine-month periods ended March 31, 2002, compared to 14% and 18% for the same periods in the prior fiscal year. The absolute dollars for selling, general and administrative expenses decreased primarily due to management paycuts, reductions in temporary labor and discretionary spending as well as other cost saving measures implemented over the last several quarters in response to the industry slowdown.

     In the fourth quarter of fiscal 2001 we entered into a restructuring plan to address the downturn in the semiconductor industry. The plan included consolidation of facilities, writedown of assets associated with affected programs and a reduction in our global workforce, resulting in a restructuring charge of $8 million. As of March 31, 2002, the remaining balance of the restructuring reserve was $1 million.

     Interest income and other, net, were $9 million and $32 million for the three- and nine-month periods ended March 31, 2002, compared to $15 million and $41 million in the same periods in the prior fiscal year. The decrease was due primarily to decreased interest income resulting from declining interest rates.

     Our effective tax rate for the three- and nine-month periods ended March 31, 2002 was 26% on pretax income. This is lower than the effective 28% tax rate realized in the same periods of the prior fiscal year due primarily to the greater relative benefits expected to be realized from tax exempt interest and from benefits related to sales and operations overseas.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, short-term investments and marketable securities balances during the nine-month period ended March 31, 2002 increased to $1.22 billion from $1.14 billion at June 30, 2001. KLA-Tencor has historically financed its operations through cash generated from operations. Net cash provided by operating activities for the nine-month period ended March 31, 2002 was $184 million, compared to $172 million of net cash from operating activities for the same period of the prior fiscal year. The increase primarily resulted from lower accounts receivable and inventory balances. Accounts receivable declined primarily due to strong collections, as well as lower shipments. Reduction in inventory was driven primarily in production inventory, where we have put in place stringent processes managing material procurement. Inventory decreased even though we increased service inventory levels to support our increased installed base and newer products now being installed in our customers’ facilities. Net cash used in investing activities for the nine-month period ended March 31, 2002 was $372 million, compared to $120 million for the same period of the prior fiscal year primarily from increased net purchases of marketable securities.

     Net cash used in financing activities for the nine-month period ended March 31, 2002 was $31 million, compared to $112 million for the same period of the prior fiscal year, due primarily to increased sales of common stock to employees through stock option exercises and through the stock purchase plan and decreases in stock repurchases by the Company. We received $87 million from sales of common stock issued through our employee stock purchase program and through stock option exercises during the nine-month period ended March 31, 2002 compared to $40 million for the same period in 2001. We paid $118 million for the repurchase of our common stock under our stock repurchase program during the nine-month period ended March 31, 2002 compared to $154 million for the same period of the prior year.

     We lease certain of our facilities under operating leases, which qualify for operating lease accounting treatment under SFAS 13, “Accounting for Leases,” and, as such, the facilities are not included on our Condensed Consolidated Balance Sheet.

     The following is a schedule of operating leases payments (in thousands):

Fiscal year ended June 30,	Amount

2002	$11,943
2003	7,181
2004	4,869
2005	2,786
2006	1,212
Thereafter	4,376

Total minimum lease payments	$32,367

     The lease agreement for certain Milpitas and San Jose, California facilities has a term of five years ending in November 2002, with an option to extend up to two more years. Monthly payments under this lease vary based upon the London Interbank Offering Rate (LIBOR) plus 0.42%. Under the terms of the lease, we, at our option, can acquire the properties at their original cost or arrange for the properties to be acquired. If we purchase these Milpitas and San Jose, California facilities at the end of the lease term, the purchase transactions would increase land and property by approximately $119.3 million and decrease cash by approximately the same amount. Consequently, depreciation expense would increase by approximately $3.3 million per year, rent expense would decrease by approximately $2.9 million per year, and interest income will decrease by approximately $4.7 million per year based on current interest rates. If we choose the sale option, we will be liable to the lessor for residual value guarantees aggregating up to approximately $100.2 million. In addition, under the terms of the lease, we must maintain compliance with certain financial covenants. As of March 31, 2002, we were in compliance with all of the covenants. Based on current market conditions, we do not believe that we will have to make any significant payments under the contingent liability relating to the residual value guarantees.

     Working capital decreased to $820 million as of March 31, 2002, compared to $913 million at June 30, 2001. We believe that existing liquid capital resources and funds generated from operations combined with the ability, if necessary, to borrow funds will be adequate to meet our business requirements for the foreseeable future, including potential acquisitions or strategic investments, capital expenditures for the expansion or upgrading of manufacturing capacity and working capital requirements. However, we can give no assurances that we will continue to generate sufficient funds from operations or that we will be able to borrow funds on reasonable terms in the future, if necessary.

FACTORS AFFECTING RESULTS, INCLUDING RISKS AND UNCERTAINTIES

Fluctuations in Operating Results and Stock Price

     Our operating results have varied widely in the past and our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors including those listed in this section and throughout this Quarterly Report on Form 10-Q for the period ending March 31, 2002. In addition, future operating results may not follow any past trends. The factors we believe make our results fluctuate and difficult to predict include:

•	the cyclical nature of the semiconductor industry;

•	the fluctuating demand for semiconductors impacts the need for our customers to order our products;

•	the change in the price and the profitability of our products;

•	our timing of new product introductions;

•	our ability to develop and implement new technologies;

•	the change in customers’ schedules for fulfillment of orders;

•	the cancellation of contracts by major customers;

•	the shortage of qualified workers in the areas in which we operate; and

•	our ability to manage our manufacturing requirements.

     Operating results also could be affected by sudden changes in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which we do business. As a result of these or other factors, we could fail to achieve our expectations as to future revenue, gross profit and income from operations. Our failure to meet the performance expectations set and published by external sources could result in a sudden and significant drop in the price of our stock, particularly on a short-term basis, and could negatively affect the value of any investment in our stock.

Semiconductor Equipment Industry Volatility

     The semiconductor equipment industry is highly cyclical. The purchasing decisions of our customers are highly dependent on the economies of both the local markets in which they are located and the semiconductor industry worldwide. The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue and, thus, future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. If we fail to respond to industry cycles, our business could be seriously harmed.

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

     Managing global operations and sites located throughout the world presents challenges associated with, among other things, cultural diversity and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Periodic local or international economic downturns, trade balance issues, political instability in regions where we have operations, such as Israel, and fluctuations in interest and currency exchange rates could negatively affect our business and results of operations. Although we attempt to manage near-term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate.

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

Key Suppliers

     We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. We seek to minimize the risk of production and service interruptions and/or shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers. There can be no assurance that our business will not be harmed if we do not receive sufficient parts to meet our production requirements in a timely and cost-effective manner.

Manufacturing Disruption

     Operations at our primary manufacturing facilities and our assembly subcontractors are subject to disruption for a variety of reasons, including work stoppages, terrorism, fire, earthquake, energy shortages, flooding or other natural disasters. In addition, last year California suffered from a severe energy shortage, causing rolling blackouts through the state. In recent months there has also been a marked increase in hostility between Israelis and Palestinians. Such disruption could cause delays in shipments of products to our customers. We cannot ensure that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms. Such a disruption could result in cancellation of orders or loss of customers and could seriously harm our business.

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

Litigation

     From time to time we are involved in litigation of various types, including litigation that alleges infringement of intellectual property rights and other claims. Litigation tends to be expensive and requires significant management time and attention. If we lose in a dispute concerning intellectual property, a court could require us to pay substantial damages and/or royalties or could issue an injunction prohibiting us from using essential technologies. For these and other reasons, this type of litigation could have a material adverse effect on our business, financial condition and results of operations. Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

Terrorism

     The threat of terrorism targeted at the regions of the world in which we do business, including the United States, increases the uncertainty in our markets and may delay any recovery in the general economy. Any delay in the recovery of the economy and the semiconductor industry could seriously impact our business.

Political Instability

     Increased international political instability, as demonstrated by the September 2001 terrorist attacks, disruption in air transportation and further enhanced security measures as a result of the September 2001 terrorist attacks, the conflict in Afghanistan and the increasing tension in the Middle East, may hinder our ability to do business and may increase our costs of operations. To the extent this instability continues or otherwise increases, we could incur increased costs in transportation, make such transportation unreliable, increase insurance costs, and cause international currency markets to fluctuate. This same instability could have the same effects on our suppliers and their ability to timely deliver their products. If this international political instability continues or increases, our business and results of operations could be harmed.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143 applies to all entities and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. We do not expect the adoption of SFAS 143 will have a significant impact on our financial position and results of operations.

     In October 2001, the FASB issued Statement No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of SFAS 144, but do not expect that our adoption on July 1, 2002 will have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at June 30, 2001 and at March 31, 2002. Actual results may differ materially.

     As of June 30, 2001 and March 31, 2002, we had an investment portfolio of fixed income securities of $575 million and $888 million, respectively, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2001 and March 31, 2002, the fair value of portfolio would decline by $5 million and $7 million, respectively.

     As of June 30, 2001 and March 31, 2002, we had net forward contracts to sell U.S. dollar equivalent $159 million and $110 million, respectively, in foreign currency in order to hedge our currency exposures. If we had entered into these contracts on June 30, 2001 and March 31, 2002, the U.S. dollar equivalent would be $151 million and $107 million, respectively. The fair market value we would have received if we had sold the contracts on June 30, 2001 and March 31, 2002, would have been $8 million and $3 million, respectively. A 10% adverse move in currency exchange rates affecting the contracts from their June 30, 2001 and March 31, 2002 levels would decrease the fair value of the contracts by $12 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that our hedging strategy should yield no material net impact to income or cash flows.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     A discussion regarding certain pending legal proceedings is included in Part I, Item 3, “Legal Proceedings,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001. Since the fiscal year ended June 30, 2001, certain developments have occurred with respect to the legal proceedings described in our Annual Report as follows:

ADE Corporation

     On October 11, 2000, ADE Corporation (“ADE”), a competitor, filed a patent infringement lawsuit against KLA-Tencor in the U.S. District Court in Delaware. ADE claimed damages and sought an injunction under U.S. Patent No. 6,118,525. We filed a counterclaim in the same court alleging that ADE has infringed four of our patents. We are seeking damages and a permanent injunction against ADE. In addition, we are seeking a declaration from the District Court that ADE’s patent is invalid and not infringed by KLA-Tencor. On October 22, 2001, we filed a separate action for declaratory judgment against ADE in the Northern District of California. ADE has moved to consolidate the California case with the Delaware case. While we cannot predict the outcome, we believe that we have valid defenses and further believe that our counterclaims have merit.

Schlumberger, Inc. and Rigg Systems, Inc.

     On August 30, 1999, we were named as a defendant in a lawsuit filed in the U.S. District Court in the Northern District of California in which Schlumberger, Inc. alleges trade secret misappropriation, unfair competition and trade slander. On July 21, 2000, the court granted our motion for summary judgment dismissing the case. Schlumberger has now appealed that dismissal and the argument on that appeal was heard April 9, 2002. Although the outcome of these claims cannot be predicted with certainty, we do not believe that this legal matter will have a material adverse effect on our financial condition even if the plaintiff prevails. On January 26, 2000, we filed a complaint against Philip Rigg, RIGG Systems and Schlumberger for misappropriation of trade secrets, breach of contract, breach of fiduciary duty, interference with contract, and unfair competition. The defendants filed cross-complaints on June 5, 2000 asserting various statutory and common law theories.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation (Registrant)

May 13, 2002	/s/ JOHN H. KISPERT

(Date)	John H. Kispert Executive Vice President and Chief Financial Officer