Form 10-K
period 2002-06-30
KLA TENCOR CORP
filed 2002-09-20
CIK 319201

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 2002

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from ________________ To ______________

                           Commission File No. 0-9992

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant's stock, as of September 16, 2002, was $5,822,813,286. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The registrant had 189,113,780 shares of common stock outstanding as of September 16, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders ("Proxy Statement") to be held on November 8, 2002, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended June 30, 2002, are incorporated by reference into Part III of this Report.


                                                                    INDEX

                                                                                                       Page

                                                                   PART I
         Item 1.         Business ..................................................................        3
         Item 2.         Properties ................................................................       21
         Item 3.         Legal Proceedings .........................................................       23
         Item 4.         Submission of Matters to a Vote of Security Holders .......................       23

                                                                   PART II
         Item 5.         Market for the Registrant's Common Stock
                         and Related Stockholder Matters............................................       24
         Item 6.         Selected Financial Data ...................................................       25
         Item 7.         Management's Discussion and Analysis
                         of Financial Condition and Results of Operations...........................       27
         Item 7A.        Quantitative and Qualitative Disclosures About Market Risk ................       41
         Item 8.         Financial Statements and Supplementary Data ...............................       43
                             Consolidated Balance Sheets at June 30, 2002
                               and June 30, 2001....................................................       44
                             Consolidated Statements of Operations for each of the
                               three years in the period ended June 30, 2002 .......................       45
                             Consolidated Statements of Stockholders' Equity for each
                               of the three years in the period ended June 30, 2002 ................       46
                             Consolidated Statements of Cash Flows for each of the
                               three years in the period ended June 30, 2002 .......................       47
                             Notes to Consolidated Financial Statements.............................       48
                             Report of Independent Accountants......................................       74
         Item 9.         Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure ....................................       75

                                                                  PART III
         Item 10.        Directors and Executive Officers of the Registrant ........................       76
         Item 11.        Executive Compensation ....................................................       77
         Item 12.        Security Ownership of Certain Beneficial
                         Owners and Management and Related Stockholder Matters......................       77
         Item 13.        Certain Relationships and Related Transactions ............................       77

                                                                   PART IV
         Item 14.        Exhibits, Financial Statement Schedules, and
                         Reports on Form 8-K........................................................       78
         Signatures      ...........................................................................       81
         Schedule II     Valuation and Qualifying Accounts..........................................       84
         Exhibits        ...........................................................................       85

                           FORWARD-LOOKING STATEMENTS

         This report  contains  certain  forward-looking  statements  within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in or incorporated by reference in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. Such forward-looking statements include, among others, those statements regarding the future results of our operations; the recovery and upturn in the demand for semiconductors; technological trends in the semiconductor industry; our future product offerings and product features, as well as industry adoption of new technology; customers' results utilizing our products; anticipated revenue from various domestic and international regions; international sales and operations; maintenance of competitive advantage; success of our product offerings; completion of backlog; creation of development and engineering programs for research and development; attraction and retention of employees; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; the outcome of any litigation to which we are a party; results of our investment in leading edge technologies; enhancements of current products and strategic acquisitions; our future income tax rate; sufficiency of our existing cash balance, investments and cash generated from operations to meet our liquidity and working capital requirements; our use of derivative financial instruments to mitigate certain financial market risks, and the effectiveness of our efforts and the effects of hedging transactions.

         Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1, "Business" in this Annual Report on Form 10-K. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in fiscal 2003. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligations to update the forward-looking statements in this report which occur after the date hereof.

                                     PART I
ITEM 1.  BUSINESS

The Company

         KLA-Tencor Corporation ("KLA-Tencor") is the world's leading supplier of process control and yield management solutions for the semiconductor and related microelectronics industries. Our comprehensive portfolio of products, software, analysis, services and expertise is designed to help integrated circuit manufacturers manage yield throughout the entire wafer fabrication process--from research and development to final mass production yield analysis.

         We offer a broad spectrum of products and services that are used by every major semiconductor manufacturer in the world. These customers turn to us for in-line wafer defect monitoring; reticle and photomask defect inspection; critical dimension scanning electron microscope ("CD SEM") metrology; wafer overlay; film and surface measurement; and overall yield and fab-wide data analysis. These advanced products, coupled with our unique yield technology services, allow us to deliver the complete yield management solutions our customers need to accelerate their yield learning rates, reduce their yield excursion risks and adopt industry-leading yield management practices.

         KLA-Tencor was formed in April 1997 through the merger of KLA Instruments and Tencor Instruments, two long-time leaders in the semiconductor equipment industry, each with over 20 years of experience. KLA Instruments Corporation was incorporated in Delaware in July 1975; Tencor Instruments was incorporated in California in 1976. Effective April 30, 1997, Tencor Instruments merged into a wholly owned subsidiary of KLA Instruments Corporation.
Immediately   following  this  merger,  KLA  Instruments  changed  its  name  to
KLA-Tencor.

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

Current Trends

         Companies that anticipate future market demands by developing and refining new technologies and manufacturing processes, as well as bringing them into production, are better positioned to lead in the semiconductor market. During previous industry cycles, semiconductor manufacturers generally had to contend with one key new technology or market trend, such as a specific design rule shrink. In today's market, the leading semiconductor manufacturers are investing in bringing three key new technologies into production at the same time: copper interconnects; deep-sub-wavelength lithography (0.13-micron design rules and below); and 300 mm (the next larger wafer size, from which more than twice as many ICs can be produced as on 200 mm wafers).

         While each of these three technologies has been adopted at the development and pilot production stages, several significant challenges and risks associated with each one have slowed their adoption into full-volume production. For example, as design rules decrease, yields become more sensitive to the size and density of defects, while device performance characteristics become more sensitive to such parameters as linewidth and film-thickness variation, among other factors. Copper introduces both new defects, which are harder to find within the interconnect structure, as well as electrical defects, which cannot be detected using conventional optical inspection systems. 300 mm wafers are more susceptible to damage than 200 mm wafers since they can bend or bow twice as much, creating stress on the wafer that can result in yield loss. Film uniformity is also more difficult to maintain on these larger wafers. Moving all three of these advanced technologies into production at once only adds to the risk that chipmakers face, since technical challenges in bringing any one of these into production could also be a factor in slowing the adoption of the other two.

         Our key activities during fiscal year 2002 involved the development of new process control and yield management tools that enable chipmakers to accelerate the adoption of these new technologies into full-volume production, while minimizing their associated risks. With our portfolio of application-focused technologies and our dedicated yield technology expertise, we are in a unique position to be the single source for comprehensive yield management solutions that enable our customers to achieve first-to-market success for their next-generation products.

         The continuing evolution of semiconductor devices to smaller linewidth geometries and more complex multi-level circuitry has significantly increased the cost and performance requirements of the capital equipment used to manufacture these devices. Construction of an advanced wafer fabrication facility can cost over $2 billion, a substantial increase over the cost of previous-generation facilities. As a result, chipmakers are demanding increased productivity and higher returns from their manufacturing equipment. Because our process control and yield management equipment typically represents only a small percentage of the total investment required to build a fabrication facility, our customers are able to better leverage these increasingly expensive facilities and significantly improve their return on investment ("ROI").

Our Process Control and Yield Acceleration Solutions

         Accelerating the yield ramp and maximizing the production yields of high-performance devices are key goals of modern semiconductor manufacturing. Achieving higher yields faster, along with higher performance characteristics, increases the revenue a manufacturer can obtain from each semiconductor wafer. KLA-Tencor's systems are used to analyze product and process quality at all critical points in the IC manufacturing process and provide feedback to our customers so that fabrication problems can be identified, addressed and eliminated. This ability to locate the source of defects and other process issues, as well as contain them, enables semiconductor manufacturers to improve control over their manufacturing processes, as well as increase their yields and device value--thus maximizing the return on their investments and lowering their manufacturing costs.

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

Products

         We market and sell products to all major semiconductor, wafer, photomask and data storage manufacturers worldwide. We combine our hardware--consisting of patterned and unpatterned wafer inspection, optical overlay metrology, e-beam review, reticle and photomask inspection, spectroscopic- and SEM-based CD metrology, and film and surface measurement tools--with our advanced yield analysis and defect classification software, into fab-wide yield management solutions that are optimized for each of the manufacturing process cells used in IC production, including lithography, etch, deposition and chemical mechanical planarization ("CMP"). Our products can be broadly categorized into five groups: Defect Inspection, Metrology, Yield Management Software Solutions, Customer Service and Support, and Data Storage.

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

         High-Resolution Imaging Inspection

                  Our 2xxx wafer inspection series, first introduced in 1992, has set the standard for high-sensitivity patterned wafer inspection through a unique combination of high-speed image processing, an ultra-broadband brightfield illumination source and our Segmented Auto Threshold technology. In 2000, we unveiled our next-generation platform, the 2350, which was the first ultraviolet ("UV") inspection system to feature ultra-broadband brightfield illumination. Delivering a two-fold increase in throughput over the previous generation 2xxx platform, the 2350 enables the resolution of circuit patterns and defects for 0.13-micron and smaller processes. In July of 2001, an upgrade to the 2350 was introduced, the 2351, which offers enhancements in sensitivity, throughput and ease of use.

         High-Speed Laser Scattering Inspection

                  Our AIT wafer inspection family is designed for high throughput and low cost of ownership ("CoO"), providing fast and accurate feedback on process tool performance, as well as advanced line monitoring for films, CMP, and non-critical etch and photo modules. The AIT series uses patented double-darkfield technology, which is a low-angle illumination technique particularly effective for detecting defects on planar surfaces such as post-CMP wafers. First introduced in 1995, the AIT platform has been continually enhanced over the years with increasing levels of sensitivity and throughput to address the inspection needs for 0.13-micron and smaller design rules.

                  In June 2001, we unveiled the AIT XP, which took our AIT inspection family to a whole new level of performance. With its ability to dynamically adjust and optimize inspection speed and sensitivity, while filtering out nuisance defects, the AIT XP delivers maximum sensitivity to all die regions in a single pass. The system can scan an entire wafer in as little as 80 seconds with the sensitivity needed to inspect advanced devices incorporating 0.10-micron (100-nm) and smaller design rules.

         E-Beam Inspection

                  SEMs use an electron beam to image and measure surface features on a semiconductor wafer at a much higher resolution than images captured by optical microscopes. As the industry moves deeper into the sub-0.15-micron copper device realm, SEM-based inspection becomes mandatory for accelerating yield ramps. KLA-Tencor pioneered this market with the introduction of the industry's first e-beam inspection system nearly 10 years ago. In 1999, we unveiled the eS20, the first scanning e-beam wafer inspection system optimized for use in full-volume production. The following year, we introduced the eS20XP, which delivers further improvements in sensitivity while increasing throughput to enable true production line monitoring of sub-0.13-micron semiconductor manufacturing. KLA-Tencor leveraged more than 25 years of experience in wafer inspection to bring this latest tool to market.

         Optical and E-beam Defect Review

                  Our defect review  capability  includes  optical  confocal and
         e-beam scanning technology. In 1995, we introduced the CRS(TM) optical review system, which enables high-speed defect review and classification on both patterned and unpatterned 200 mm and 300 mm wafers at a low CoO. In 2000, we introduced the eV300 defect review system--an advanced, automated SEM designed to gather and analyze defect excursion information, as well as report the results with the improved sensitivity required at 0.13-micron and smaller design rules. The eV300 supplements optical review by providing topographical information, enabling more accurate defect classification than can be achieved by optical review systems alone.

         In-line Non Contact Electrical Defect Monitoring

                  The increasing complexity of IC manufacturing has given rise to a greater number of electrical defects, causing device failure. Accelerating yield learning for the back-end-of-line process, especially in the development and early ramp phases, is made more difficult by the task of isolating these yield-killing defects from the thousands of non-relevant defects induced by material anomalies--an extremely time-consuming process that can take from two to eight weeks to complete per yield-learning cycle.

                  Our breakthrough uLoop(TM) methodology, introduced in October 2001, provides a fab-wide framework of solutions that accelerate time to yield through an aggressive merger of inspection, metrology and electrical test data. eDo, the first product in the uLoop family, combines non-contact electrical test with in-line physical defect inspection to produce the fastest root-cause analysis method available in the industry today. Using eDo, chipmakers can reduce the length of their yield-learning cycles down to only a few days. This new approach represents an integrated turnkey solution to electrical inspection that increases the speed and effectiveness of root-cause analysis by detecting and imaging electrical defects quickly, while minimizing the engineering resources required to gather and assimilate the root-cause data. eDo comprises: proprietary test structures; KLA-Tencor's eS20XP e-beam inspection system; and the uLoop Controller--an integrated defect characterization, analysis, and reporting system. The test structures are designed to meet the customer's design rule and chip size requirements. Optimized for voltage-contrast inspection using KLA-Tencor's e-beam technology, the test structures enable highly accurate and accelerated electrical defect capture.

         Unpatterned Wafer Inspection

                  In 1997, we introduced the Surfscan SP1(TM) for bare wafer qualification, process monitoring and equipment monitoring applications. It provides the high sensitivity, fast throughput and low CoO required in a production environment, and is used in virtually all semiconductor manufacturing processes. The SP1TBI ("Triple Beam Illumination") was introduced in 1998, and was designed with additional optical configurations needed to detect sub-micron defects on metal films and rough surfaces while still providing sensitivity below 100 nm on polished silicon. The SP1TBI is also used for detecting defects on non-uniform films, a critical requirement for CMP applications. In 1999, we introduced a surface nanotopography measurement capability for the SP1 that enhances lithography and CMP process monitoring for 0.13-micron process development. In 2001, we unveiled the SP1DLS, the first 300 mm tool to provide brightfield, darkfield and nanotopography defect information in a single scan. It has the sensitivity to capture the widest variety of defects as small as 50 nm at high throughput speeds of up to 125 wafers per hour.

         Macro After-Develop Inspection

                  In 1999, we became the first to automate after-develop inspection ("ADI") for macro defects with the introduction of the 2401 macro defect inspection system. Designed to replace inefficient manual macro ADI, the 2401 is the industry's first fully automated inspection system able to detect and classify front-end macro lithographic defects, which are 50 microns and larger in size. Manual ADI methods may capture only 20 percent of photo-related defects as a result of wafer complexity, background patterning noise, and human fatigue. In contrast, the 2401 captures more than 90 percent of all critical macro ADI defects, while providing comprehensive defect classification and yield information to dramatically reduce scrap and enable continuous process improvements.

                  In 2001, we introduced the 2430 macro ADI series, which brought the benefits of the 2401's advanced analysis capabilities, high throughput and advanced detection algorithms to 300 mm production. Macro defects, which can ruin the entire wafer, are especially costly to chipmakers in 300 mm production, since more than twice the number of die are at risk with these larger wafers as compared to 200 mm wafers. The 2430 is the first automated macro ADI system on the market to be fully compliant with I300I standards for complete integration and rapid deployment in 300 mm fabs.

         Backside Wafer Inspection

                  In 2002, we unveiled a new Backside Inspection Module ("BSIM") option for the Surfscan SP1 series that provides the industry's first fully automated, non-destructive inspection solution for the backsides of patterned production wafers. Wafer backside defects can have a significant impact on wafer and process uniformity, both of which are critical issues in advanced 300 mm processing. Our field trials indicate that these backside defects can arise at nearly every process step, and account for as much as 10 percent of a fab's baseline yield loss--amounting to millions of dollars annually in lost revenue. The Surfscan SP1 with BSIM enables automated, non-destructive wafer backside inspection to be incorporated as a routine step into every process module in order to recover these yield losses and help chipmakers further realize the economic gains in moving to 300 mm.

         Reticle Inspection

                  Our reticle inspection systems look for possible defects that could be transmitted to the design pattern on the wafer. Reticles are high precision quartz plates that contain microscopic images of electronic circuits. Placed into steppers or scanners, these reticles are used to transfer circuit patterns onto wafers to fabricate ICs. Error-free reticles are the first step in ensuring high yields in the manufacturing process since defects in reticles can be replicated on wafers. Reticle inspection is becoming increasingly critical as the industry moves to deep sub-wavelength lithography (0.13 micron and below), where the feature sizes printed on wafers are significantly smaller than the wavelength of light used in the stepper or scanner. This extension of the lithography process results in the mask error enhancement factor, where reticle defects once too small to print on the wafer become enhanced in the lithography process to create yield-killing wafer defects. We pioneered the market for automated inspection of reticles and photomasks for the semiconductor manufacturing industry over two decades ago, and continue to be a market leader in addressing our customers' evolving inspection requirements.

                  Our latest-generation reticle inspection system, TeraStar(TM), was unveiled in 2000 and has since proved to be one of the most successful launches in our company's history. With its ability to inspect up to a terapixel (one million by one million pixels) per reticle, TeraStar provides a three-fold increase in throughput compared to previous generation systems, and can detect critical killer defects as small as 100 nm--making it ideal for inspecting advanced multi-die reticles used in high-volume IC production.

Metrology

         Our metrology or process window optimization products provide virtually all of the critical measurements fabs need to manage their advanced manufacturing processes. With our unique combination of overlay, CD, film thickness and reflectivity measurements, IC manufacturers have the capabilities they need to maintain the tightest possible control of their lithography, etch, deposition and CMP processes.

         Optical Overlay

                  Decreasing linewidths, larger die sizes and increasing numbers of layers in semiconductor devices all affect the tolerances for layer-to-layer matching, or overlay, and can result in overlay misregistration errors--a crucial cause of yield loss. Metrology systems are needed to measure the alignment between different layers of the semiconductor device to ensure overlay parameters are kept within specification.

                  KLA-Tencor's overlay metrology systems are more tolerant of process and substrate reflectivity variations than other optical systems, and provide the measurements that our customers need to fine-tune their lithography systems to compensate for these errors and improve process yield. In February 2001, we unveiled our latest-generation overlay metrology system, the Archer 10, which enables highly precise and accurate measurements to within 2 nm, while providing one of the industry's most competitive cost-of-ownership overlay tools for sub-0.13 micron and 300 mm production. To augment the performance of the Archer 10, we introduced a new software tool this past July called Archer Analyzer that conducts fully automated, real-time, on-tool overlay metrology analysis. Seamlessly integrated with the Archer 10, Archer Analyzer provides mission-critical information, such as wafer lot dispositioning and stepper correction data, which helps chipmakers eliminate unnecessary wafer rework and quickly address variations in the performance of their lithography tools to minimize yield loss. This results in reduced cycle times, increased yields and optimum device performance.

         Process Window Monitoring

                  Over time, optimal focus and exposure settings for a given lithography cell and process can drift and change in a variety of ways, such as CD variations during the patterning process, which result in significant yield losses. Knowing not just the optimal process settings, but also the size of the process window and the sensitivity to process variation, is now critical for stable and efficient pattern transfer.

                  KLA-Tencor's Process Window Monitor(TM) ("PWM") series of CD metrology systems enables chipmakers to monitor and match the process windows of every lithography cell and process in the fab in real time. Building upon the high precision, throughput and sensitivity of KLA-Tencor's CD SEM and optical CD metrology tools, the new 8x50-PWM and SpectraCD(TM)-PWM series of systems enable a variety of exposure tool-based diagnostics to be off-loaded to the metrology tools, increasing production capacity and overall equipment effectiveness of lithography cells. In addition, the focus-exposure process window information provided by the PWM systems enables rapid excursion detection and root-cause analysis.

         E-Beam CD Metrology

                  Controlling CD linewidth errors is critical to the IC manufacturing process. Even the tiniest CD variations can affect the speed of the IC, or cause the device to fail completely. Our latest-generation wafer CD SEMs, the 8200 series (for 200 mm wafers)
         and the 8400 series (for 300 mm wafers), combine high throughput, advanced imaging, superior measurement precision and enhanced productivity capabilities to enable tight CD control for critical lithography and etch applications. Our pQC(TM) ("Pattern Quality Confirmation") software enables the 8200 and 8400 CD SEMs to provide in-line, real-time monitoring of feature shape integrity during the patterning process--enabling the detection of subtle variations in feature shape that can occur at and below the 0.13 micron node, which are undetected by traditional CD SEM measurements. Our 8250-R reticle CD control system, which is based on the 8200/8400 CD SEM platform, provides extremely precise and high-throughput measurements on advanced reticles used in the production of sub-0.13 micron devices.

         Spectroscopic CD Metrology

                  New materials that are used in advanced IC production, such as low-k dielectrics and photoresists for 193 nm lithography, are difficult to control during lithography and etch processes. As a result, they require more comprehensive data to be taken on device features and linewidths in order to identify and correct process variations and remain within process windows. Our SpectraCD(TM) system provides non-destructive simultaneous and extensive CD, feature shape and film-thickness measurements from a single tool, making it one of the industry's lowest cost-of-ownership, production-worthy CD metrology systems for 193-nm lithography applications and sub-100 nm device production.

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

                  In 1995, we introduced the UV-1250SE, which brought a powerful new technology to production, called spectroscopic ellipsometry ("SE"). KLA-Tencor has shipped more than 500 "UV-SE" systems since the technology was first introduced. Our third generation SE thin-film measurement system tool, the ASET-F5, addressed the difficult film measurement needs that came from the continuing evolution of film development driven by shorter linewidths. In 1999, we introduced an enhanced version of the award-winning ASET-F5, known as the ASET-F5x. It incorporates a single wavelength ellipsometry ("SWE") option to complement the industry-leading SE and dual-beam spectrophotometry ("DBS") technologies incorporated in the ASET-F5 for even greater accuracy, repeatability and system-to-system matching.

                  In June 2002, we unveiled SpectraFx 100, our latest-generation thin-film metrology system, which delivers the precision, matching and stability required for advanced film-measurement applications for 90-nm device production, including 193-nm deep ultraviolet ("DUV") lithography processes. Designed to fully support next-generation and "operator free" 300 mm fabs with advanced automation and tool-to-tool matching capabilities, SpectraFx 100 enables foundries and other multi-product high-volume chip manufacturers to reduce the process development time for advanced materials and accelerate their adoption into volume production. These materials include 193-nm photoresists, complex copper dual-damascene film stacks, and low-k and high-k dielectrics.

         Contamination Monitoring

                  Gate dielectric quality is critical to the speed and reliability of an IC. Below the 0.13-micron node, dielectrics become so thin (less than 20 angstroms, or the equivalent of 0.002 microns) that electrical performance characteristics of the dielectric films become just as critical as physical characteristics in determining overall transistor performance. Our Quantox(TM) product line provides non-contact, in-line electrical performance measurements of all the key parameters that determine the quality of advanced gate dielectric films, including contamination and oxide thickness, as well as electrical capacitance and leakage.

                  We introduced the latest addition to this product family, called Quantox XP, earlier this year. Quantox XP provides highly accurate and comprehensive information on both the physical and electrical properties of advanced gate dielectric materials in real time. These materials include silicon oxynitride ("SiON") and high-k dielectrics, which are required for sub-0.13-micron IC production. Quantox XP data provides better than 95 percent correlation to device electrical test data, enabling chipmakers to predict transistor performance in-line, rather than having to wait until end-of-line electrical test--a process which normally can take days or weeks to complete.

         In-situ CMP End-Point Detection

                  In copper deposition, metal film thickness and uniformity can vary significantly from wafer to wafer. To compensate for these variances during CMP, chipmakers have traditionally had to either take copper wafers off line, which dramatically slows the production process, or have had to use optical-only in-situ metrology methods, which provide limited information and unreliable end-point data. In March 2001, we unveiled Precice(TM), the industry's first production-worthy in-situ film thickness and end-point control system for copper CMP that provides highly-accurate measurements in real time. Precice reduces the risk of process errors due to non-uniform polishing, thereby speeding the ramp of new copper processes and maximizing copper yields.

         Surface Metrology

                  Our Stylus profilers measure the surface topography of films and etched surfaces, and are used in basic research and development as well as semiconductor production and quality control. In 1999, we introduced the HRP-240ETCH, the latest generation of our award-winning HRP(R) high resolution profilers. This system combines the dishing and erosion measurement capabilities of our long-scan profilers with high aspect ratio etched feature measurement capability, which has historically been limited to atomic force microscopes. This allows customers to monitor their critical etch processes such as shallow trench isolation ("STI") and dual-damascene via/trench. We also provide stress measurement systems and capabilities, such as our new wafer bow and wafer stress option for our ASET-F5x thin film metrology tool, which detects reliability-related problems such as film cracking, voiding and lifting.

Yield Management Software Solutions

         Our productivity and analysis software systems translate raw inspection and metrology data into patterns that reveal process problems and help semiconductor manufacturers develop long-term yield improvement strategies.

         Yield/Data Analysis and Management

                  In 1999,  we  acquired  Taiwan-based  ACME  Systems,  Inc.,  a leading provider of yield correlation software. Combining the newly-acquired technology from ACME with our own yield management expertise led to the development of our Klarity ACE yield analysis software, which helps our customers quickly identify the source of defects and process problems, as well as correct them. Other acquisitions soon followed that continued to enhance our fab-wide yield management portfolio. With our acquisition of FINLE Technologies in 2000, we developed our Klarity ProDATA lithography data analysis software, which, along with our industry-leading PROLITH lithography and etch simulation software, helps manufacturers reduce their advanced lithography development time and cost. Also in 2000, we acquired Fab Solutions, which added Automated Process Control ("APC") software into our product portfolio. APC allows our customers to employ techniques that can automatically compensate for variances in the IC manufacturing process, and significantly reduce their yield losses.

                  In 1999, we introduced our IMPACT XP(TM) automated defect classification ("ADC") software, which provides consistent and accurate classification of yield-limiting defects to help our customers accelerate their ramp to higher process yields. IMPACT XP incorporates our SmartGallery(TM) setup tool, which reduces the setup time associated with ADC implementation in fabs by as much as 70 percent. This is a critical requirement, particularly for foundries and application specific integrated circuit ("ASIC") manufacturers, who specialize in short runs of multiple products. Our Real Time Classification(TM) ("RTC") and in-line ADC ("iADC") technologies, which provide classification and binning of defect types in real time during inspection, are critical features on all of our latest-generation e-beam and optical inspection tools.

                  In 2001, we introduced our new recipe management service, called iRecipe(TM), which allows factory engineers to quickly and easily access existing recipes and associated information that reside on a central database from any personal computer that is connected to the fab intranet. By integrating iRecipe into their fab network, chipmakers can reduce their inspection and metrology tool cost of ownership, as well as improve their overall fab efficiency.

Customer Service and Support

         We enhance the value of our products through our customer service and support programs, which provide comprehensive worldwide service and support across all KLA-Tencor product lines. We also offer yield technology services to improve our customers' ROI.

         Global Support Services

                  Our customer support organization is responsible for much of the support of our customers following the shipment of the equipment and software, including on-site repair, telephone support, system installation, relocation services, and selected post-sales applications.

                  As part of our customer support program, we offer iSupport(TM), a fast, comprehensive and secure on-line customer support offering that enables our technical support and applications engineers to remotely access data from KLA-Tencor tools and operate them in real time to diagnose and rapidly resolve problems when they occur--all via a secure on-line connection controlled by the customer at all times. With the remote diagnostics capabilities offered by iSupport, customers can achieve such benefits as improved tool productivity and overall equipment effectiveness, as well as lower CoO.

                  This past June, we unveiled our new iPartner(TM) portfolio of customer support offerings, which leverages a combination of online and on-site resources to cut customer service costs while at the same time boosting tool uptime. Based on our iSupport technology, the iPartner program takes a tiered approach that allows customers to scale at any time to the support level that matches their unique and evolving manufacturing requirements. It is designed to factor in the change in service and support requirements that occur as process and product cycles mature. With 7x24 iPartner online support, customers work with KLA-Tencor's online engineers to resolve common issues, reducing the need for on-site dispatch, thereby reducing costs to the customer and increasing tool uptime. Even when an on-site visit is needed for complex issues, KLA-Tencor online engineers diagnose the problem and then identify and order the necessary parts so that the local customer support engineer arrives on-site with the solution and needed parts in hand to quickly resolve the problem. This approach reduces mean time to repair, further cutting service costs and increasing tool uptime.

                  Our Global Support Services' educational services offer a comprehensive selection of technical courses from maintenance and service training to basic and advanced applications and operation. We offer standard and customized courses for individuals and groups both at the user's location and in one of our three training facilities. We also offer self-paced learning packages, including video, computer-based training and study plans.

         Yield Technology Services

                  Our Yield Technology Services group provides the systems, software and yield management expertise to speed the implementation of customers' yield improvement programs. This practice provides a broad range of services and support, including new fab yield management solution planning, factory and field customer applications training, dedicated ramp management support, integrated yield management consulting and applications support for effective solution implementation, and regional customer response centers with remote-access diagnostics. Use of our consulting practice provides accelerated yield learning rates and improved device performance for maximum return on investment.

Data Storage Industry

         Outside the semiconductor industry, KLA-Tencor manufactures, sells and services yield management solutions to the data storage market. In 2001, we acquired Phase Metrics, the leading supplier of inspection/certification technologies to the data storage industry. The acquisition marks the latest move in our plan to leverage our core competencies and leadership position in the global semiconductor industry to create similar industry-leading positions in other advanced technology markets.

         Phase Metrics' tools and technologies complement the world-class KLA-Tencor systems that already serve as benchmarks for disk and thin film head metrology. Whereas KLA-Tencor's demonstrated technology and expertise focus on front-end data storage metrology and inspection, Phase Metrics' efforts have been focused on data storage back-end inspection and test. By leveraging the naturally synergistic products and services from both companies, in tandem with their joint sales, marketing and customer support channels, the newly combined entity is expected to create the single largest yield management force in the data storage industry.

Customers

         To support our growing, global customer base, we maintain a significant presence throughout the United States, Europe, Asia-Pacific and Japan, staffed with local sales and applications engineers, customer and field service engineers and yield management consultants. We count among our largest customers leading semiconductor manufacturers from each of these regions. In fiscal 2002, 2001 and 2000, no single customer accounted for more than 10 percent of our revenues.

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

Sales, Service and Marketing

         Our sales, service and marketing efforts are focused on building long-term relationships with our customers. We focus on providing a single and comprehensive resource for the full breadth of process control and yield management products and services. Customers benefit from the simplified planning and coordination, as well as the increased equipment compatibility found when dealing with a single supplier. Our revenues are derived primarily from product sales, principally through our direct sales force and, to a lesser extent, through distributors.

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

         As of June 30, 2002, we employed over 2,600 sales and related personnel, service engineers and applications engineers. In addition to sales and service offices in U.S., we conduct sales, marketing and services out of wholly-owned subsidiaries or branches of U.S. subsidiaries in a variety of countries, including China, France, Germany, Israel, Italy, Japan, South Korea, Malaysia, Singapore, Taiwan, Thailand and the United Kingdom. International sales accounted for approximately 67%, 66%, and 70% of our revenues in fiscal 2002, 2001, and 2000 respectively. Additional information regarding our revenues from foreign operations for our last three fiscal years is incorporated by reference from Note 10 of the Notes to the Consolidated Financial Statements found under Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

         We believe that sales outside the U.S. will continue to be a significant percentage of our revenues. Our future performance will depend, in part, on our ability to continue to compete successfully in Asia, one of the largest markets for the sale of yield management services in process monitoring equipment. Our ability to compete in this area is dependent upon the continuation of favorable trading relationships between countries in the region (especially Taiwan, China, Japan and South Korea) and the United States, and our continuing ability to maintain satisfactory relationships with leading semiconductor companies in the region.

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

Backlog

         Our backlog for system shipments totaled $599 million at June 30, 2002, compared to $724 million at June 30, 2001. We include in our backlog only those customer orders for which we have accepted purchase orders and assigned shipment dates within twelve months. In addition, we exclude from backlog any orders for non-released products. We expect to fill the present backlog of orders during fiscal 2003; however, all orders are subject to cancellation or delay by the customer with limited or no penalty. Due to possible customer changes in delivery schedules and to cancellation of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

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

         Our key research and development activities during fiscal year 2002 involved development of process control and yield management equipment especially reticle inspection and advanced wafer inspection for smaller feature sizes, copper-based devices and 300mm wafers. For information regarding our research and development expenses during the last three fiscal years, including costs offset by our strategic development and engineering programs, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

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

Manufacturing, Raw Materials and Supplies

         We perform system design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities take place in San Jose and Milpitas, California, with additional operations in Bedford, Massachusetts, San Diego, Hayward and Fremont, California, and Migdal Ha'Emek, Israel. As of June 30, 2002, we employed approximately 1,300 manufacturing and 1,200 engineering personnel.

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

         Significant competitive factors in the market for process control and yield management systems include system performance, ease of use, reliability, installed base and technical service and support. We believe that, while price and delivery are important competitive factors, the customers' overriding requirement is for systems that easily and effectively incorporate automated and highly accurate inspection and metrology capabilities into their existing manufacturing processes, thereby enhancing productivity.

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

Acquisitions

         We continue to pursue a course of strategic acquisitions and alliances to expand our technologies, product offerings and distribution capabilities. In fiscal 2002, we acquired substantially all of the assets of QC Optics, Inc. ("QC Optics"), a manufacturer of laser-based inspection systems for semiconductor, flat panel and computer hard disk manufacturing industries.

         The financial position and results of operations of this acquisition were immaterial in relation to those of KLA-Tencor and this transaction was accounted for as a purchase. Further details of our acquisitions during the last three fiscal years are included in Note 3 of the Notes to the Consolidated Financial Statements found under Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

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

         Due to the rapid pace of innovation within the process control and yield management systems industry, we believe that our protection of patent and other intellectual property rights is less important than factors such as our technological expertise, continuing development of new systems, market penetration, installed base and the ability to provide comprehensive support and service to customers.

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

Employees

         As of June 30, 2002, we employed a total of approximately 5,700 persons. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

         Competition is intense in the recruiting of personnel in the semiconductor and semiconductor equipment industry. We believe that our future success will depend in part on our continued ability to hire and retain qualified management, marketing and technical employees.


ITEM 2.  PROPERTIES

         Information regarding our principal properties at June 30, 2002 is set forth below:



          Location                    Type                        Principal use                    Footage        Ownership

Phoenix, AZ                    Office               Sales and Service                                9,736      Leased

Fremont & Hayward, CA          Office, plant and    Research, Engineering, Marketing,               85,560      Leased
                               warehouse            Manufacturing and Service

Livermore, CA                  Office               Sales and Service                               19,604      Leased

Livermore, CA                  Office, Plant        Engineering, Manufacturing, and                241,252      Owned
                                                    Service                                                     (Not yet
                                                                                                                Occupied)

Milpitas, CA                   Office, plant and    Research and Engineering, Marketing,
                               warehouse            Manufacturing, Sales and Service and           728,426      Leased
                                                    Sales Administration

San Diego, CA                  Office, plant and    Research, Engineering, Marketing,               41,365      Leased
                               warehouse            Manufacturing and Service

San Jose, CA                   Office, plant and    Corporate Headquarters, Research and           192,122      Leased
                               warehouse            Engineering, Marketing, Manufacturing,
                                                    Sales and Service and Sales                                 Owned
                                                    Administration                                 603,325

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

Colorado Springs, CO           Office               Sales and Service                                6,902      Leased

Bedford, MA                    Office, plant        Administration, Manufacturing, Sales and        50,000      Owned
                                                    Service

Portsmouth, NH                 Office               Sales and Service                                6,000      Leased

Beaverton, OR                  Office               Sales and Service                               13,075      Leased

Austin, TX                     Office               Sales and Service, Training                     62,960      Leased

Richardson, TX                 Office               Sales and Service, Training                     15,833      Leased

Orlando, FL                    Office               Sales and Service                                5,922      Terminated
                                                                                                                6/30

Boise, ID                      Office               Sales and Service                                5,965      Leased

Albuquerque, NM                Office               Sales and Service                                7,210      Leased

Hopewell Junction, NY          Office               Sales and Service                                8,736      Leased

Essex, VT                      Office               Sales and Service                                5,704      Leased

Basingstoke and Wokingham,     Office               Sales and Service, Warehouse                    16,475      Leased
   England

Slough, England                Office               Research and Engineering                        15,404      Leased

Dresden and Pucheim, Germany   Office               Sales and Service, Warehouse                    20,912      Leased

Meylan and Evry, and           Office               Sales and Service                               18,060      Leased
   Rousset, France

Milan, Avezzano, and           Office               Sales and Service                                9,041      Leased
   Catania, Italy

Yokohama, Japan                Office               Sales, Service, and Warehouse                   72,186      Leased

Kiheung, South Korea           Office               Sales and Service                               11,579      Leased

Hsinchu, Taiwan                Office               Sales and Service                               33,571      Leased

Tainan, Taiwan                 Office               Sales and Service                                6,492      Leased

Shanghai, China                Office               Sales, Service, and Warehouse                   16,396      Leased

Singapore                      Office               Sales and Service                               27,846      Leased

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

ADE Corporation

         On October 11, 2000, ADE Corporation ("ADE"), a competitor, filed a patent infringement lawsuit against KLA-Tencor in the U.S. District Court in Delaware. ADE claimed damages and sought an injunction under U.S. Patent No. 6,118,525 (`525 patent). We filed a counterclaim in the same court alleging that ADE has infringed four of our patents. We are seeking damages and a permanent injunction against ADE. In addition, we are seeking a declaration from the District Court that ADE's patent is invalid and not infringed by KLA-Tencor. On October 22, 2001, we filed a separate action for declaratory judgment against ADE in the Northern District of California requesting a declaration that U.S. Patent No. 6,292,259 (`259 patent) is invalid and not infringed. That action has now been consolidated with the prior action in the Delaware proceeding, and ADE has amended its complaint in that proceeding to allege that KLA-Tencor is infringing the `259 patent. On August 8, 2002, the magistrate presiding over the action issued a recommendation that the court enter summary judgment in favor of KLA-Tencor on the issue of non-infringement under ADE's `525 patent. On the same day, the magistrate issued recommendations that the court enter summary judgment in favor of ADE on the issue of non-infringement of two of KLA-Tencor's patents. While we cannot predict the outcome, we believe that we have valid defenses and further believe that our counterclaims have merit.

Tokyo Seimitsu Co. Ltd.

         On June 27, 2001,we sued Tokyo Seimitsu Co. Ltd. and TSK America Inc. ("TSK"), a competitor, in the U.S. District Court in the Northern District of California alleging that TSK infringes on one of the Company's patents. The suit seeks damages and an injunction under U.S. Patent No. 4,805,123 (`123 patent). TSK filed a counterclaim in the same court seeking a declaration that the `123 patent is invalid, unenforceable and not infringed, and also alleged violations of the antitrust and unfair competition laws.

         Although we cannot predict the outcome of these claims, we do not believe that any of these legal matters will have a material adverse effect on KLA-Tencor. Were an unfavorable ruling to occur in one or more of the pending claims, there exists the possibility of a material impact on our operating results for the period in which the ruling occurred.


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

2001                                               High                        Low
----------------------------------------------------------------------------------------
First Quarter                                  $ 66.81                   $ 39.81
Second Quarter                                   40.69                     26.25
Third Quarter                                    46.06                     34.12
Fourth Quarter                                   60.65                     32.75

2002                                               High                        Low
----------------------------------------------------------------------------------------
First Quarter                                  $ 59.45                   $ 31.57
Second Quarter                                   56.96                     29.31
Third Quarter                                    69.47                     47.86
Fourth Quarter                                   68.66                     43.40

         As of September 16, 2002, there were 1,076 stockholders of record of our common stock.

         We have never paid cash dividends to our stockholders and do not presently plan to pay cash dividends in the foreseeable future.

Equity Compensation Plans

         The following table summarizes our equity compensation plans as of June 30, 2002(1):

                                                                                               Number of securities
                                                                                                remaining available
                                 Number of securities to             Weighted-average           for future issuance
                                 be issued upon exercise             exercise price of             under equity
                                 of outstanding options             outstanding options          compensation plan
                               ---------------------------          -------------------        ----------------------
Equity compensation
plans approved by
stockholders                                 24,687,999                        $  27.20                     6,062,215

Equity compensation
plans not approved by
stockholders(2)                               5,401,708                           35.75                     7,671,705(1)
                               ------------------------             -------------------        ----------------------

Total                                        30,089,707                        $  28.60                    13,733,920
                               ========================             ===================        ======================

(1) In August 2002, the Board of Directors authorized an increase in the number of securities reserved for future issuance under our equity compensation plans (other than our Director Stock Option Plan) of an aggregate of 7,589,102 shares.
(2) Officers and directors are not eligible to receive options granted under this plan.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables reflect selected consolidated summary financial data for each of the last five fiscal years. This data should be read in conjunction with Item 8, "Financial Statements and Supplementary Data", and with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. The per share data shown below have been restated to reflect KLA-Tencor's two-for-one stock dividend, effective January 19, 2000.

Year ended June 30,
(in thousands, except per share data)                 2002           2001           2000            1999           1998
-----------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations:
Revenues                                    $    1,637,282  $   2,103,757  $   1,498,812    $    843,181  $   1,166,325
   Income (loss) from operations                   244,893        458,468        311,541         (10,334)       164,631
Income before cumulative effect of
 change in accounting principles                   216,166        373,058        253,798          39,212        134,096
Cumulative effect of change in
accounting principle, net of tax                        --       (306,375)            --              --             --
Net income                                         216,166         66,683        253,798          39,212        134,096
Earnings per share:
Income before cumulative effect of
change in accounting principle
    Basic                                             1.15           2.01           1.39            0.22           0.79
  Diluted                                             1.10           1.93           1.32            0.21           0.76
Cumulative effect of change in
accounting principle, net of tax
    Basic                                               --          (1.65)            --              --             --
  Diluted                                               --          (1.59)            --              --             --
Net income
    Basic                                             1.15           0.36           1.39            0.22           0.79
  Diluted                                             1.10           0.34           1.32            0.21           0.76

         Pro forma amounts for the periods beginning before July 1, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined. See Note 1 of the Notes to the Consolidated Financial Statements found under Item 8, "Financial Statements and Supplementary Data".

June 30, (in thousands)                               2002           2001           2000            1999           1998
-----------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets:
Cash, cash equivalents and
marketable securities                       $    1,333,583  $   1,143,860   $    964,383    $    755,183  $     723,481
   Working capital                                 931,798        912,861      1,056,927         590,024        605,688
Total assets                                     2,717,718      2,744,551      2,203,503       1,584,900      1,548,397
Stockholders' equity                             2,030,228      1,760,466      1,708,676       1,232,583      1,197,714


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in "Risk Factors" and elsewhere in this Annual Report on Form 10-K .

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

         The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company's disclosure relating to them in this Annual Report on Form 10-K. The items in our financial statements requiring significant estimates and judgments are as follows:

         Revenue Recognition We recognize revenue when persuasive evidence of an arrangement exists, the sale price is fixed or determinable, delivery has occurred or services rendered, and collectibility is reasonably assured. We changed our interpretation of "delivery" based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101) effective July 1, 2000. Prior to adoption of SAB 101, we generally recognized system revenue when title transferred to the customer (mostly upon shipment). System revenue includes hardware and software that is incidental to the product. We now generally recognize system revenue upon positive affirmation by the customer that the system has been installed and is operating according to pre-determined specifications. This positive affirmation is generally evidenced by an acceptance document signed by the customer. This change has the impact of prolonging the cycle time between order placement and revenue recognition. In limited cases, we allow for exceptions where we recognize system revenue upon shipment if acceptance is not required; however, these exceptions have accounted for less than 2.5% of our revenue this year. (See Note 1 of Notes to Consolidated Financial Statements under "Revenue Recognition" for detailed description of exceptions.)

         Revenue from software license fees is typically recognized upon shipment if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Such undelivered elements in these arrangements typically consist of services and/or upgrades. If vendor-specific objective evidence does not exist for the undelivered elements of the arrangement, all revenue is deferred until such evidence does exist, or until all elements are delivered, whichever is earlier. In instances where an arrangement to deliver software requires significant modification or customization, license fees are recognized under the percentage of completion method of contract accounting. Allowances are established for potential product returns and credit losses. To date, revenue from license fees has been less than 10% of total revenue.

         Revenue from the sale of spare parts is recognized upon shipment. Service and maintenance revenue is recognized ratably over the term of the maintenance contract.

         The deferred system profit balance as of June 30, 2002 was $194 million. This amount equals the amount of deferred system revenue that was invoiced and due on shipment and deferred under SAB 101 less applicable product and warranty costs The deferred profit balance decreased from $422 million at June 30, 2001 primarily because shipments were lower than revenue recognized during fiscal 2002.

         We also defer the fair value of non-standard warranty bundled with equipment sales as unearned revenue. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for twelve months.
Non-standard warranty is recognized ratably as revenue when the applicable warranty term period commences. The unearned revenue balance decreased from $71 million at June 30, 2001 to $55 million at June 30, 2002 primarily due to the reduction of system revenue from fiscal 2001 to fiscal 2002.

         Inventory Reserves We review the adequacy of our inventory reserves on a quarterly basis. For production inventory, our methodology involves matching our on-hand and on-order inventory with our build forecast over the next twelve months. The matching is done on a part-by-part basis. We then evaluate the parts found to be in excess of the twelve-month demand and take appropriate reserves to reflect the risk of obsolescence. For spare parts inventory, we match our on-hand inventory against twenty-four months of usage. We then evaluate the parts in excess of the twenty-four month usage and take appropriate reserves to reflect risk of obsolescence. Both methodologies are significantly affected by the usage assumption. The longer the time period of estimated usage the less reserves are required. Based on our past experience, we believe the twelve-month/twenty-four month time periods best reflect the average obsolescence risks. Given the highly cyclical nature and volatility in our product demand and spare parts usage, we occasionally have to adjust our reserves as actual system demand/spare parts usage varies.

         Allowance for Doubtful Accounts A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers' financial condition. An allowance for doubtful accounts is maintained for potential credit losses based upon our assessment of the expected collectibility of all accounts receivable. The allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. We take into consideration (1) any circumstances of which we are aware of a customer's inability to meet its financial obligations; and (2) a certain percentage of the accounts receivable balance which is based on the age of the receivables and our historical experience. If circumstances change, and the financial condition of our customers were adversely affected resulting in their inability to meet their financial obligations to us, we may need to take additional allowances.

         Warranty We provide standard warranty coverage on our systems for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to cost of sales when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, we calculate the average service hours and parts expense per system and apply the actual labor and overhead rates to determine the estimated warranty charge. We update these estimated charges every six months. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty reserves accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions for which there is limited or no historical product performance on which to base the estimated warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is deferred as unearned revenue and is recognized ratably as revenue when the applicable warranty term period commences.

         Contingencies and Litigation We are currently named as a party to various legal proceedings, including those outlined in Part I, Item 3, "Legal Proceedings," in this Annual Report on Form 10-K. While we currently believe the ultimate outcome of these proceedings, both individually and in the aggregate, will not have a material adverse effect on our financial position or operating results, the results of complex legal proceedings are difficult to predict. We would accrue the cost of an adverse judgment if, in our estimation, the adverse settlement is probable and we can reasonably estimate the ultimate cost to us. We have made no such accruals as of June 30, 2002.

Results of Operations

         During fiscal 2002, we continued to face a significant downturn in the semiconductor industry which started early in calendar year 2001. For several quarters, there has been a worldwide softening in demand for semiconductors resulting in excess capacity and reduced demand for semiconductor manufacturing equipment.

Revenues and Gross Margin

         Product revenue decreased $479 million, or 25%, to $1.43 billion in fiscal 2002 from $1.91 billion in fiscal 2001. Product revenue declines were mostly the result of reduced capital spending as a result of a semiconductor industry downturn. Product revenue in fiscal 2001 increased $568 million, or 42% to $1.91 billion, from $1.34 billion in fiscal 2000, as a result of the continued recovery of new order and net sales over the previous year as major semiconductor manufacturers expanded facilities for additional capacity and new technology. In fiscal 2002, international revenue slightly increased to 69% of revenue, from 67% in the prior year, due to higher demand in Japan and Western Europe, partially offset by lower demand in Taiwan. In fiscal 2001, international revenue decreased to 67% of revenue, from 72% in fiscal 2000, due to lower demand in Western Europe, Taiwan and Japan.

         Service revenue is generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. Service revenues were $209 million, $196 million, and $159 million in fiscal 2002, 2001 and 2000 respectively. Service revenue continued to increase throughout the 3-year-period as our installed base of equipment at our customers' sites continued to grow. The amount of service revenue generated is generally proportional to the number of post-warranty systems installed at our customers' sites and the degree of utilization of those systems.

         Gross margins as a percentage of revenues were 50%, 55% and 55% in fiscal 2002, 2001 and 2000, respectively. The decrease in fiscal 2002 compared to fiscal 2001 was primarily due to reduced capacity utilization, resulting from lower business volume and an increased percentage of revenue in the lower margin service business, as well as factory under-absorption and higher excess inventory write-offs due to lower business levels. The gross margin ratio in fiscal 2001 remained flat compared to fiscal 2000.

Engineering, Research and Development

         Net engineering, research and development expenses were $287 million, $356 million, and $246 million, or 18%, 17% and 16% of revenues in fiscal 2002, 2001, and 2000, respectively. The dollars decreased in fiscal 2002, compared to fiscal 2001, primarily due to temporary shutdowns, management pay cuts, reductions in temporary labor and discretionary spending as well as other cost saving measures implemented over the last year. The dollar increase in fiscal 2001, compared to fiscal 2000, was primarily attributable to increased investment in new technologies associated with our ongoing efforts to develop products which address new market segments, enhancements to existing products including next-generation 300mm products, and inspection enhancements for sub-quarter micron technology.

         Net engineering, research and development expenses were partially offset by $14 million, $8 million and $16 million in external funding received under certain strategic development programs conducted with several of our customers and government grants in fiscal 2002, 2001 and 2000, respectively.

         Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial investments in our research and development efforts. We remain committed to product development in new and emerging technologies as we address the requirements of 0.18 micron and 0.13 micron feature sizes, real-time review, and the transition to copper technology. Our investments in new technology and existing product enhancements are intended to enable our customers to achieve a higher return on their capital investments and higher productivity through cost-effective, leading edge technology solutions.

Selling, General and Administrative

         Selling, general and administrative expenses were $291 million, $354 million and $268 million, or 18%, 17% and 18% of revenues, in fiscal 2002, 2001, and 2000, respectively. The decrease in dollars in fiscal 2002, as compared to fiscal 2001, was primarily due to temporary shutdowns, management pay cuts, reductions in temporary labor and discretionary spending, as well as other cost saving measures implemented over the last year. The increase in dollars in fiscal 2001, as compared to fiscal 2000, was primarily due to increased costs associated with the growth in revenues.

Non-Recurring Acquisition, Restructuring and Other Charges

         The following is summary of non-recurring acquisition, restructuring and other charges:

          (in thousands)                                  2002              2001             2000
--------------------------------------------------   ---------------   ---------------  ---------------
Acquired in-process research and development
expense                                              $           -      $       700      $    3,200
Facilities                                                       -            4,713
Severance                                                        -            1,595
Non-recurring income from iSupport sale                          -          (10,029)
Reserve reversal                                                 -                -          (7,838)
Others                                                           -            1,018               -
--------------------------------------------------   ---------------   ---------------  ---------------
                                                     $           -      $   (2,003)      $   (4,638)
                                                     ===============   ===============  ===============

Acquisitions

         During the three years ended June 30, 2002, we completed a number of purchase acquisitions. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis. For a period of up to twelve months from the acquisition date, we may change our original purchase price allocation for pre-acquisition uncertainties. After twelve months, we record the fair value of such reasonably estimable contingencies.

         The amounts allocated to in-process research and development ("in-process R&D") were determined through established valuation techniques in the high-technology equipment industry and were expensed upon acquisition because technology feasibility had not been established and no future alternative uses existed. Amounts allocated to goodwill and purchased intangible assets are amortized on a straight-line basis over periods not exceeding five years.

         A  summary  of  purchase   transactions  is  outlined  as  follows  (in
thousands):

                                                                                      Goodwill and
                                             Consideration                              Purchased
 Acquisition           Acquired            Including Assumed                           Intangible       In-Process
    year            Company/Assets            Liabilities         Acquisition Cost       Assets        R&D Expenses
--------------  ----------------------- ------------------------  -----------------  ---------------- ---------------

 Fiscal 2002    QC Optics(1)                     $4,000                    $-            $4,000              $-

 Fiscal 2001    Phase Metrics(2)                $18,000                $1,300            $5,400            $700

 Fiscal 2000    Fab Solutions(3)                 $8,000                    $-            $7,700            $800

 Fiscal 2000    FINLE Technologies(4)            $5,000                    $-            $3,300            $500

 Fiscal 2000    ACME Systems(5)                  $6,900                    $-            $4,500          $1,900

(1) With the  acquisition  of QC Optics,  we received  certain  intellectual  property  in  laser-based  inspection  systems for the semiconductor, flat panel and computer hard disk manufacturing industries.

(2) We acquired certain assets and  technology of Phase  Metrics, the leading  supplier of  inspection/certification  products in the data storage industry.

(3) Fab solutions provided us with APC software, allowing our customers to automatically  compensate for variances in the IC manufacturing process.

(4) With the Finle  acquisition,  we developed our Klarity  ProDATA  lithography  data analysis  software,  which  combined with the
PROLITH lithography data analysis software, helps our customers reduce their advanced lithography development time and cost.

(5) ACME's  technology  enabled us to develop the Klarity ACE product  which  helps our  customers  quickly  identify  the source of defects and process problems fab-wide.

         The difference between the purchase price and the goodwill, intangibles and in-process R&D represents amount allocated to the net tangible assets acquired. No deferred stock-based compensation has been recorded for any of the acquisitions.

Restructuring and Other Charges

         In fiscal 2002, there were no restructuring charges. In fiscal 2001, in response to the downturn in the semiconductor industry, we implemented a restructuring plan to reduce spending. Charges related to our restructuring plan included: facilities of $4.7 million, severance and benefits of $1.6 million, and other costs of $1.0 million. Due to our downsizing and consolidation of certain of our operations, we vacated two of our leased office buildings and included the remaining net book value of the related leasehold improvements as well as the future lease payments, net of anticipated sublease revenue in the charge. We reduced our workforce by approximately 5%, primarily in the manufacturing areas, and recorded severance charges related to these terminations. In addition, during the fourth fiscal quarter of 2001, we sold software and intellectual property associated with our iSupport(TM) on-line customer support technology and recorded $10.0 million pretax, non-recurring income, which was netted with the other non-recurring charges. As part of the iSupport(TM) transaction, we will record a non-recurring gain of approximately $15 million in the quarter ending September 30, 2002. During fiscal 2000, we reversed $8 million of restructuring reserve that would not be utilized because of a change in management's plans for utilization of certain facilities resulting from an increase in demand for our products.

         As of June 30, 2002, the remaining balance of the restructuring reserve was $0.4 million. Restructuring activity for fiscal 2002 was as follows:

                 (in thousands)                   Facilities              Other                 Total
------------------------------------------------------------------------------------------------------------
         Balance at June 30, 2001                     $2,035                 $200                $2,235
         Cash Paid                                    (1,630)                (200)               (1,830)
------------------------------------------------------------------------------------------------------------
         Balance at June 30, 2002                       $405                   $-                  $405
============================================================================================================

         The semiconductor equipment industry that we operate in is a highly cyclical industry. This cyclical nature affects our ability to accurately predict future revenue and, thus, future expense levels. We are currently in a down cycle, and if this current down cycle continues to linger, we may need to take appropriate actions to scale operating expenses to our business levels.

Interest Income and Other, Net

         Interest income and other, net was $43 million, $54 million and $42 million in fiscal 2002, 2001, and 2000, respectively. Interest income and other, net is comprised primarily of gains realized on sales of marketable securities, interest income earned on the investment and cash portfolio and income recognized upon settlement of certain foreign currency contracts. The decrease in fiscal 2002 as compared to fiscal 2001 was primarily due to decreased interest income resulting from declining interest rates. The increase in fiscal 2001 as compared to fiscal 2000 was primarily due to increased interest income resulting from higher interest rate and higher average investment balances.

Provision for Income Taxes

         KLA-Tencor's effective income tax rate was 25%, 27% and 28% in fiscal 2002, 2001 and 2000, respectively. In general, our effective income tax rate differs from the statutory rate of 35% largely as a function of benefits realized from our Extraterritorial Income (`ETI") exclusion, research and development tax credits and income derived from tax exempt interest.

         The overall reduction in our effective income tax rate from fiscal 2001 to fiscal 2002 of 2%, was the result of a combination of factors. Most importantly, more export sales benefits, more tax-exempt interest income and less state tax expense compared relatively to these same items as a percentage of fiscal 2001 pre-tax income, reduced the rate. These reductions were partially offset by more relative foreign tax expense. The overall reduction in our effective income tax rate from fiscal 2000 to fiscal 2001 was primarily due to a shift in the geographic composition of our pre-tax income.

         Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, non-tax deductible expenses incurred in connection with acquisitions, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of our tax planning strategies.

Liquidity and Capital Resources

         Working capital was $932 million as of June 30, 2002, compared to $913 million as of June 30, 2001. Cash, cash equivalents and short-term marketable securities at June 30, 2002 decreased to $673 million from $697 million at June 30, 2001. In addition, we maintained $660 million and $447 million in marketable securities classified as long-term as of June 30, 2002 and 2001, respectively.

         KLA-Tencor has historically financed its operations through cash generated from operations. Cash provided by operating activities was $284 million, $408 million, and $253 million in fiscal 2002, 2001 and 2000, respectively. The decrease in cash provided by operating activities in fiscal 2002 compared to fiscal 2001 was primarily due to decreased income before the cumulative effect of accounting change and lower accounts payable, partially offset by lower accounts receivable and inventory balances. Income before cumulative effect of accounting change decreased in fiscal 2002, compared to fiscal 2001, primarily due to declining revenues and gross margins partially offset by decreased engineering, selling, general and administrative expenses associated with cost saving measures in response to the industry slowdown. Accounts payable shrank due to decreased expenditures and lower incoming invoices. Accounts receivable declined primarily due to strong collection efforts, as well as lower shipments. The reduction in inventory was driven primarily in production inventory, where stringent processes have been put in place for managing material procurement. The increase in cash provided by operating activities in fiscal 2001 compared to fiscal 2000 was primarily due to revenue growth and strong collection in accounts receivable, partially offset by increased inventory expenditure and other purchases. During fiscal 2002 and 2001, we sold trade notes and accounts receivable from Japanese customers. At June 30, 2002 and 2001, $48 million and $52 million, respectively, of these receivables and notes were outstanding, which have not been included in our consolidated balance sheet as the criteria for sale treatment established by SFAS 140 have been met. Under SFAS 140, after a transfer of financial assets, an entity derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

         Cash used in investing activities was $376 million, $295 million and $96 million in fiscal 2002, 2001 and 2000, respectively. Investing activities typically consist of purchases and sales or maturities of marketable securities, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new market segments or emerging technologies. Additions of capital assets consist mainly of the planned completion of our Livermore facilities. We anticipate capital expenditures in fiscal 2003 to be significantly lower compared to fiscal 2002 due to the completion of the Livermore facilities in fiscal 2002.

         We used $9 million and $58 million of cash in financing activities in fiscal 2002 and fiscal 2001, respectively, and generated $61 million in fiscal 2000. Financing activities typically include sales and repurchases of our common stock, as well as borrowings and repayments of debt. Repurchases of common stock, net of issuance, used $8 million and $60 million in fiscal 2002 and fiscal 2001, respectively. Issuance of common stock, net of repurchases, provided $79 million in fiscal 2000.

         We have adopted a plan for the systematic repurchase of shares of our common stock in the open market to reduce the dilution created by our stock-based employee benefit and incentive plans. In fiscal 2002, we repurchased 3,341,000 shares of our common stock at an average price of $36.89 per share, for a total of $123 million. In fiscal 2001, we repurchased 4,580,000 shares of our common stock at an average price of $33.54 per share, for a total of $154 million. In fiscal 2000, we repurchased 520,000 shares of our common stock at an average price of $53.80 per share, for a total of $28 million. Since the inception of the repurchase program in 1997 through June 30, 2002, we have repurchased a total of 11,349,000 shares at an average price of $32.57 per share. All such shares remain as treasury shares.

         Certain of our leased facilities qualify for operating lease accounting treatment under SFAS 13, "Accounting for Leases," and, as such, the facilities are not included on our Consolidated Balance Sheet.

         The lease agreement for certain Milpitas and San Jose, California facilities has a term of five years ending in November 2002, with an option to extend up to two more years. Monthly payments under this lease vary based upon the London Interbank Offering Rate (LIBOR) plus 0.42%. Under the terms of the lease, we, at our option, can acquire the properties at their original cost or arrange for the properties to be acquired. Under the terms of the lease, we must maintain compliance with certain financial covenants. As of the date of filing of this 10-K, we were in compliance with all of tour bank covenants, including the financial covenants. If we purchase these Milpitas and San Jose, California facilities at the end of the lease term, the purchase transactions would increase land and property value by approximately $119.3 million and decrease cash by approximately the same amount. Consequently, depreciation expense would increase by approximately $4.3 million per year, rent expense would decrease by approximately $2.9 million per year, and interest income would decrease by approximately $3.6 million per year, based on current interest rates. If we choose not to purchase the facilities, we will be liable to the lessor for residual value guarantees of an aggregate of up to approximately $100.2 million. Based on current market conditions, we do not believe that we will have to make any significant payments associated with the residual value guarantees.

         At June 30, 2002, our principal sources of liquidity consisted of $1.33 billion of cash, cash equivalents, and investments. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, our management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for the next twelve months.

         The  following  is  a  schedule  summarizing   KLA-Tencor   significant
commitments as of June 30, 2002 (in millions):

                                                           Payments Due by Period
                                    -----------------------------------------------------------------------
                                    Total      1 year       2-3 years      3-4 years        Over 5 years
                                    --------------------------------------------------------------------
Operating leases                   $  20.0     $   9.4        $    8.2      $    1.4            $    1.0
Lease at maturity                    100.2       100.2               -             -                   -
                                   ---------------------------------------------------------------------
                                   $ 120.2     $ 109.6        $    8.2      $    1.4            $    1.0
                                   =====================================================================

         Additionally, we maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary amongst different suppliers. As such, it is difficult to accurately report our true open commitments at any particular point in time. However, we estimate our open inventory purchase commitment as of June 30, 2002 to be no more than $60 million.

FACTORS AFFECTING RESULTS, INCLUDING RISKS AND UNCERTAINTIES

Fluctuations in Operating Results and Stock Price

         Our operating results have varied widely in the past, and our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including those listed in this section and throughout this Annual Report on Form 10-K. In addition, future operating results may not follow any past trends. We believe the factors that could make our results fluctuate and difficult to predict include:

o        the cyclical nature of the semiconductor industry;
o        changing global economic conditions;
o        competitive pressure;
o our ability to develop and implement new technologies and introduction of new products;
o        our ability to manage our manufacturing requirements;
o        intellectual property protection;
o        the shortage of qualified workers in the areas in which we operate; and
o        worldwide political instability.

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

         Currently, we are in an industry down cycle. We are not able to predict when the semiconductor industry will recover. During a down cycle, the semiconductor industry typically experiences excess production capacity that causes semiconductor manufacturers to decrease capital spending. We generally do not have long-term volume production contracts with our customers, and we do not control the timing or volume of orders placed by our customers. Whether and to what extent our customers place orders for any specific products, as well as the mix and quantities of products included in those orders, are factors beyond our control. Insufficient orders, especially in our down cycles, will result in under-utilization of our manufacturing facilities and infrastructure and will negatively affect our operating results and financial condition.

International Trade and Economic Conditions

         We serve an increasingly global market. A majority of our annual revenues are derived from outside the United States, and we expect that international revenues will continue to represent a substantial percentage of our revenues. Our international revenues and operations are affected by economic conditions specific to each country and region. Because of our significant dependence on international revenues, a decline in the economies of any of the countries or regions in which we do business could negatively affect our operating results.

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

Technological Change and Customer Requirements

         Success in the semiconductor equipment industry depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions. For example, the semiconductor industry continues to shrink the size of semiconductor devices which increasing wafer size and has begun to commercialize the process of copper-based interconnects. These and other evolving customer needs require us to respond with continued development programs and to cut back or discontinue older programs, which may no longer have industry-wide support. Technical innovations are inherently complex and require long development cycles and appropriate professional staffing. Our competitive advantage and future business success depend on our ability to accurately predict evolving industry standards, to develop and introduce new products which successfully address changing customer needs, to win market acceptance of these new products and to manufacture these new products in a timely and cost-effective manner. If we do not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, our business could be seriously harmed.

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

Key Suppliers

         We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers' orders, we do not maintain an extensive inventory of materials for manufacturing. We seek to minimize the risk of production and service interruptions and/or shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers.Our business would be harmed if we do not receive sufficient parts to meet our production requirements in a timely and cost-effective manner.

Manufacturing Disruption

         Operations at our primary manufacturing facilities and our assembly subcontractors are subject to disruption for a variety of reasons, including work stoppages, terrorism, fire, earthquake, energy shortages, flooding or other natural disasters. In addition, last year California suffered from a severe energy shortage, causing rolling blackouts throughout the state. In recent months there has also been a marked increase in hostility in the Middle East. Such disruption could cause delays in shipments of products to our customers. We cannot ensure that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms. Such a disruption could result in cancellation of orders or loss of customers and could seriously harm our business.

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

         While patent, copyright and trademark protection for our intellectual property is important, we believe our future success in highly dynamic markets is most dependent upon the technical competence and creative skills of our personnel. We attempt to protect our trade secrets and other proprietary information through confidentiality and other agreements with our customers, suppliers, employees and consultants and through other security measures. We also maintain exclusive and non-exclusive licenses with third parties for strategic technology used in certain products. However, these employees, consultants and third parties may breach these agreements, and we may not have adequate remedies for wrongdoing. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent, as do the laws of the United States.

         As is typical in the semiconductor equipment industry, from time to time we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which they believe cover certain of our products, processes, technologies or information. Our customary practice is to evaluate such assertions and to consider whether to seek licenses where appropriate. However, we cannot ensure that licenses can be obtained or, if obtained, will be on acceptable terms or that costly litigation or other administrative proceedings will not occur. The inability to obtain necessary licenses or other rights on reasonable terms could seriously harm our operating results and financial condition.

Key Employees

         Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies worldwide has increased demand and competition for qualified personnel. If we are unable to retain key personnel, or if we are not able to attract, assimilate or retain additional highly qualified employees to meet our needs in the future, our business and operations could be harmed. These factors could seriously harm our business.

Acquisitions

         In addition to our efforts to develop new technologies from internal sources, we also seek to acquire new technologies from external sources. As part of this effort, we may make acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including management issues and costs in connection with the integration of the operations and personnel, technologies and products of the acquired companies, the possible write-downs of impaired assets, and the potential loss of key employees of the acquired companies. The inability to manage these risks effectively could seriously harm our business.

Litigation

         From time to time we are involved in litigation of various types, including litigation that alleges infringement of intellectual property rights and other claims. Litigation tends to be expensive and requires significant management time and attention and could have a negative effect on our results of operations or business if we lose or have to settle a case on significantly adverse terms. If we lose in a dispute concerning intellectual property, a court could require us to pay substantial damages and/or royalties or could issue an injunction prohibiting us from using essential technologies. For these and other reasons, this type of litigation could have a material adverse effect on our business, financial condition and results of operations. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

Terrorism and Political Instability

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

Effects of Recent Accounting Pronouncements

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

         In June 2002, the FASB issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The standard will in certain circumstances change the timing of recognition of restructuring costs.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at June 30, 2002. Actual results may differ materially.

         At the end of fiscal 2002, we had an investment portfolio of fixed income securities of $883 million, excluding those classified as cash and cash equivalents (detail of these securities is included in Note 4 of the Notes to Consolidated Financial Statements found under Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K). These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2002, the fair value of the portfolio would have declined by $6 million.

         As of June 30, 2002, we had net forward contracts to sell $115 million in foreign currency in order to hedge currency exposures (detail of these contracts is incorporated by reference from Note 1 of the Notes to the Consolidated Financial Statements under "Derivative Instruments". If we had entered into these contracts on June 30, 2002, the U.S. dollar equivalent would be $124 million. A 10% adverse move in currency exchange rates affecting the contracts would decrease the fair value of the contracts by $15 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on income or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



         Consolidated Balance Sheets at June 30, 2002 and June 30, 2001 ............................       44
         Consolidated Statements of Operations for each of the
           three years in the period ended June 30, 2002 ...........................................       45
         Consolidated Statements of Stockholders' Equity for each
           of the three years in the period ended June 30, 2002 ....................................       46
         Consolidated Statements of Cash Flows for each of the
           three years in the period ended June 30, 2002 ...........................................       47
         Notes to Consolidated Financial Statements.................................................       48
         Report of Independent Accountants..........................................................       71


Consolidated Balance Sheets

June 30, (in thousands, except per share data)                                             2002             2001
-------------------------------------------------------------------------------------------------------------------

Assets

Current assets:
     Cash and cash equivalents                                                       $    429,820      $    529,674
     Marketable securities                                                                243,526           167,421
     Accounts receivable, net                                                             277,006           402,013
     Inventories                                                                          323,016           394,406
     Deferred income taxes                                                                315,049           360,079
     Other current assets                                                                  30,871            43,353
-------------------------------------------------------------------------------------------------------------------
         Total current assets                                                           1,619,288         1,896,946

Land, property and equipment, net                                                         300,560           290,254
Marketable securities                                                                     660,237           446,765
Other assets  137,633                                                                     110,586
-------------------------------------------------------------------------------------------------
         Total assets                                                                $  2,717,718      $  2,744,551
===================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                $     52,988      $     60,740
     Deferred system profit                                                               193,852           422,054
     Unearned revenue                                                                      54,886            70,974
     Other current liabilities                                                            385,764           430,317
-------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                        687,490           984,085
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 7)

Stockholders' equity:
     Preferred stock, $0.001 par value, 1,000 shares
         authorized, none outstanding                                                         ---               ---
     Common stock, $0.001 par value, 500,000 shares authorized,
         189,752 and 187,779 shares issued and outstanding                                    190               188
     Capital in excess of par value                                                       765,756           714,145
     Retained earnings                                                                  1,259,695         1,043,529
     Accumulated other comprehensive income                                                 4,587             2,604
-------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                     2,030,228         1,760,466
-------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                  $  2,717,718     $   2,744,551
===================================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

Year ended June 30,
(in thousands, except per share data)                                    2002              2001             2000
-------------------------------------------------------------------------------------------------------------------
Revenues:
     Product                                                        $  1,428,107     $  1,907,364      $  1,339,779
     Service                                                             209,175          196,393           159,033
-------------------------------------------------------------------------------------------------------------------
         Total revenues                                                1,637,282        2,103,757         1,498,812
-------------------------------------------------------------------------------------------------------------------
Costs and operating expenses:
     Cost of goods sold                                                  814,393          937,152           677,805
     Engineering, research and development                               287,408          355,772           246,227
     Selling, general and administrative                                 290,588          354,368           267,877
     Non-recurring acquisition, restructuring
         and other                                                            --           (2,003)           (4,638)
---------------------------------------------------------------------------------------------------------------------
         Total costs and operating expenses                            1,392,389        1,645,289         1,187,271
-------------------------------------------------------------------------------------------------------------------
Income from operations                                                   244,893          458,468           311,541
Interest income and other, net                                            42,563           54,116            41,536
-------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
     effect of change in accounting principle                            287,456          512,584           353,077
Provision for income taxes                                                71,290          139,526            99,279
-------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
     change in accounting principle                                      216,166          373,058           253,798
Cumulative effect of change in accounting
     principle, net of tax                                                    --         (306,375)               --
-------------------------------------------------------------------------------------------------------------------
Net income                                                          $    216,166     $     66,683        $  253,798
===================================================================================================================

Net income per share:
     Basic
         Income before cumulative effect of
              change in accounting principle                        $       1.15     $       2.01      $       1.39
     Cumulative effect of change in accounting
              principle, net of tax                                           --            (1.65)               --
                                                                   -------------     -------------     ------------
         Basic net income per share                                 $       1.15     $       0.36      $       1.39
                                                                    ============     ============      ============
     Diluted
         Income before cumulative effect of
              change in accounting principle                        $       1.10     $       1.93      $       1.32
     Cumulative effect of change in accounting
              principle, net of tax                                           --            (1.59)               --
                                                                   -------------     -------------     ------------
         Diluted net income per share                               $       1.10     $       0.34      $       1.32
                                                                    ============     ============      ============
Weighted average number of shares:
     Basic                                                               187,667          185,860           182,177
                                                                   =============     ============      ============
     Diluted                                                             196,594          193,435           192,564
                                                                   =============     ============      ============

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

                                                 Common Stock and Capital                  Accumulated
                                                 in Excess of Par Value       Retained       Other Compre-
                                                 ------------------------
(in thousands)                                      Shares       Amount       Earnings           hensive IncomeTotals
----------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1999                          177,364    $ 504,352     $  723,048        $   5,183     $1,232,583
     Components of comprehensive income:
         Net income                                    ---          ---        253,798              ---        253,798
         Change in unrealized gain on investments      ---          ---            ---            5,580          5,580
         Currency translation adjustments              ---          ---            ---            2,902          2,902
                                                                                                             ---------
              Total comprehensive income               ---          ---            ---              ---        262,280
                                                                                                             ---------
Net issuance under employee stock plans             10,621      109,951            ---              ---        109,951
Repurchase of common stock                            (520)     (27,978)           ---              ---        (27,978)
Tax benefits of stock option transactions              ---      131,840            ---              ---        131,840
----------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2000                          187,465      718,165        976,846           13,665      1,708,676
     Components of comprehensive income:
         Net income                                    ---          ---         66,683              ---         66,683
         Change in unrealized loss on investments      ---          ---            ---           (2,485)        (2,485)
         Currency translation adjustments              ---          ---            ---          (12,008)       (12,008)
         Deferred gains on cash flow hedging instruments---         ---            ---            3,432          3,432
                                                                                                             ---------
              Total comprehensive income               ---          ---            ---              ---         55,622
                                                                                                             ---------
Net issuance under employee stock plans              4,894       93,756            ---              ---         93,756
Repurchase of common stock                          (4,580)    (153,632)           ---              ---       (153,632)
Tax benefits of stock option transactions              ---       56,044            ---              ---         56,044
----------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2001                          187,779      714,333      1,043,529            2,604      1,760,466

     Components of comprehensive income:
         Net income                                    ---          ---        216,166              ---        216,166
         Change in unrealized loss on investments      ---          ---            ---           (1,048)        (1,048)
         Currency translation adjustments              ---          ---            ---            7,455          7,455
         Deferred losses on cash flow hedging          ---          ---            ---           (4,424)        (4,424)
         instruments
                                                                                                             ---------
              Total comprehensive income               ---          ---            ---              ---        218,149
                                                                                                             ---------
Net issuance under employee stock plans              5,314      115,136            ---              ---        115,136
Repurchase of common stock                          (3,341)    (123,220)           ---              ---       (123,220)
     Tax benefits of stock option transactions         ---       59,697            ---              ---         59,697
----------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2002                          189,752    $ 765,946     $1,259,695        $   4,587     $2,030,228
======================================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Year ended June 30, (in thousands)                                        2002              2001            2000
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income                                                         $ 216,166        $  66,683         $ 253,798
    Adjustments to reconcile net income to net
    cash provided by operating activities:
        Cumulative effect of accounting change, net of tax benefit            --          306,375                --
        Depreciation and amortization                                     69,590           55,649            63,338
        Restructuring charges                                                 --           (4,297)           (7,838)
        In-process research and development                                   --              698             3,200
        Net (gain) loss on sale of marketable securities                   6,290           (7,703)            5,306
        Deferred income taxes                                             36,037          (56,939)          (60,522)
        Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
             Accounts receivable                                         125,005           83,761          (185,262)
             Inventories                                                  71,430         (101,750)          (95,780)
             Other assets                                                 (4,974)         (14,522)          (13,549)
             Accounts payable                                             (7,754)           5,723            18,969
             Deferred profit                                            (228,202)         (31,835)              --
             Other current liabilities                                       459          106,075           270,857
-------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                284,047          407,918           252,517
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Acquisitions, net of cash received                                    (4,035)         (20,818)          (19,925)
    Purchase of property and equipment                                   (68,658)        (162,195)          (78,694)
    Purchase of available-for-sale securities                         (2,141,323)        (913,096)         (667,887)
    Proceeds from sale of available-for-sale securities                1,619,111          731,395           604,969
    Proceeds from maturity of available-for-sale securities              218,706           69,606            65,083
-------------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                   (376,199)        (295,108)          (96,454)
------------------------------------------------------------------------------------------------- -------------------

Cash flows from financing activities:
    Issuance of common stock, net                                        115,136           93,756           106,999
    Stock repurchases                                                   (123,220)        (153,632)          (27,978)
    Net borrowings (payments) under short term debt obligations             (448)           1,670           (18,316)
---------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) financing activities      (8,532)         (58,206)           60,705
--------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash
    and cash equivalents                                                     830           (3,142)          (10,044)
------------------------------------------------------------------------------------------------- ----------------- -

Net increase (decrease) in cash and cash equivalents                     (99,854)          51,462           206,724

Cash and cash equivalents at beginning of period                         529,674          478,212           271,488
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $ 429,820        $ 529,674         $ 478,212
===================================================================================================================

Supplemental cash flow disclosures:
    Income taxes paid (refunded), net of refunds                       $ (19,875)       $ 133,710         $   1,243
    Interest paid                                                      $     779        $     916         $   1,131
Supplemental  non-cash investing activities:
    Software and technology exchanged for common stock of
        public company                                                 $      --        $  14,309         $      --

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

         Fair Value of Financial Instruments KLA-Tencor has evaluated the estimated fair value of financial instruments using available market information and valuation methodologies. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The fair value of KLA-Tencor's cash, cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their carrying amounts due to the relatively short maturity of these items.

         Cash Equivalents Cash equivalents consist of highly liquid investments that are valued at amortized cost, which approximates market value, and have maturity dates of three months or less from the date of acquisition.

         Marketable Securities Short-term marketable securities include debt and equity securities acquired with maturities exceeding three months but less than one year from the date of acquisition. Non-current marketable securities include debt and equity securities acquired with maturities exceeding one year from the reporting date. While KLA-Tencor's intent is to hold debt securities to maturity, KLA-Tencor has classified all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value determined based on quoted market prices at the reporting date for those instruments, with unrealized gains or losses excluded from earnings and included in "Accumulated other comprehensive income," net of applicable taxes, until realized. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in "Interest income and other, net" in the Consolidated Statements of Operations.

         Inventories Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Demonstration units are stated at their manufacturing cost and reserves are recorded to state the demonstration units at their net realizable value. KLA-Tencor reviews the adequacy of its inventory reserves on a quarterly basis. Its methodology involves matching its on-hand and on-order inventory with its demand forecast on a part-by-part basis. For parts that are in excess of its forecasted demand, KLA-Tencor takes appropriate reserves to reflect risk of obsolescence. If actual demand declined below its forecast, KLA-Tencor may need to take additional inventory reserves.

         Property and Equipment Property and equipment are recorded at cost. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets, which are 30 years for buildings, 10 years for building improvements, five to seven years for furniture and fixtures, and three to five years for machinery and equipment. Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Construction in process does not depreciate until the assets are placed in service.

         Intangible Assets Purchased technology, patents, trademarks, favorable leases and goodwill are presented at cost, net of accumulated amortization. Effective July 1, 2001, KLA-Tencor replaced ratable amortization of goodwill with periodic testing of goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Intangible Assets." Intangible assets other than goodwill are amortized over their estimated useful lives using the straight-line method.

         Software Development Costs Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility of the product has been established. Software development costs incurred after technological feasibility has been established are capitalized up to the time the product is available for general release to customers. At June 30, 2002 and 2001, there were no amounts capitalized as KLA-Tencor's current development process is essentially completely concurrent with the establishment of technological feasibility.

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

         Foreign Currency The functional currencies of KLA-Tencor's significant foreign subsidiaries are the local currencies. Accordingly, all assets and liabilities of the foreign operations are translated to U.S. dollars at current period end exchange rates, and revenues and expenses are translated to U.S. dollars using average exchange rates in effect during the period. The gains and losses from foreign currency translation of these subsidiaries' financial statements are recorded directly into a separate component of stockholders' equity under the caption "Accumulated other comprehensive income." Currency transaction gains and losses have not been significant historically.

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

         At June 30, 2002, KLA-Tencor had foreign exchange forward contracts maturing throughout fiscal 2003 to sell and purchase $155 million and $40 million, respectively, in foreign currency, primarily Japanese yen. At June 30, 2001, KLA-Tencor had foreign exchange forward contracts maturing throughout fiscal 2002 to sell and purchase $219 million and $60 million, respectively, in foreign currency, primarily Japanese yen. All foreign exchange forward contracts are carried on the consolidated balance sheets at fair market value. See Note 8 for further information related to derivatives and hedging activities.

         Warranty KLA-Tencor provides standard warranty coverage on its systems for a period of twelve months, providing labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to cost of goods sold when revenue is recognized. The estimated warranty cost is based on its historical experience with the product's performance in the field. If actual warranty activities differ from its estimates, the Company records revisions to the estimated warranty liability as required. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is deferred as unearned revenue and is recognized ratably as revenue when the applicable warranty term period commences.

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

         KLA-Tencor derives revenue from four sources - system sales, spare part sales, service contracts and software license fees. System sales include hardware and software that is incidental to the product. SAB 101 has no impact on KLA-Tencor's revenue recognition policy for spare part sales, service contracts and software license fees.

         Prior to the implementation of SAB 101, system revenue was generally recognized upon shipment. Effective July 1, 2000, KLA-Tencor changed its method of accounting for system sales to generally recognize revenue upon a positive affirmation by the customer that the system has been installed and is operating according to predetermined specifications. In certain limited cases, KLA-Tencor may deviate from the need for a written acceptance by the customer, as follows:

o When system sales to independent distributors have no installation, contain no acceptance agreement, and 100% payment is due upon shipment, revenue is recognized on shipment;
o When the system requires no integration and installation is inconsequential, revenue is recognized on shipment. In these cases KLA-Tencor is required to perform the installation but it considers installation not essential to the functionality of the equipment, and there are no additional tests required to be performed on-site. In addition, third party distributors and customers regularly complete the installation of these tools;
o When the customer fab has already accepted the same tool, with the same specifications on the same process, for the same application, and it can be objectively demonstrated that it meets all of the required acceptance criteria upon shipment, a portion of revenue may be recognized at the time of shipment. Revenue recognized upon shipment is exclusive of the amount allocable to the installation element. Revenue attributable to the installation element is the higher of the payment amount due upon acceptance or the fair value of installation;
o When the system is performing in production and meets all published and contractually agreed specifications, but the customer withholds signature on our acceptance document due to warranty or other issues unrelated to product performance.

         Total revenue recognized under conditions where KLA-Tencor deviated from the need for a written acceptance by the customer were less than 2.5% of total revenue for fiscal 2002 and fiscal 2001.

         In accordance with SAB 101, KLA-Tencor also allows for multiple element revenue arrangement in cases where certain elements of a sales contract are not delivered and accepted at the same time. In such cases, KLA-Tencor defers the fair value of the unaccepted element until that element is delivered to and accepted by the customer. To be considered a separate element, the product or service in question must represent a separate earnings process, and is not essential to the functionality of the delivered and accepted portion of the same sales contract. If the unaccepted element is essential to the functionality of the delivered and accepted portion, the whole amount of the sales contract is deferred until all elements are accepted.

         Spare part revenue is recognized when the product has been shipped, risk of loss has passed to the customer and collection of the resulting receivable is probable.

         Service and maintenance revenue is recognized ratably over the term of the maintenance contract. If maintenance is included in an arrangement, which includes a software license agreement, amounts related to maintenance are allocated based on vendor specific objective evidence. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is deferred as unearned revenue and is recognized ratably as revenue when the applicable warranty term period commences. Consulting and training revenue is recognized when the related services are performed.

         Revenue from software license fees is typically recognized upon shipment if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Such undelivered elements in these arrangements typically consist of services and/or upgrades. If vendor-specific objective evidence does not exist for the undelivered elements of the arrangement, all revenue is deferred until such evidence does exist, or until all elements are delivered, whichever is earlier. In instances where an arrangement to deliver software requires significant modification or customization, license fees are recognized under the percentage of completion method of contract accounting. Allowances are established for potential product returns and credit losses. To date, revenue from license fees have been less than 10% of total revenue.

         As a result of implementing SAB 101, KLA-Tencor changed its method of accounting for revenue recognition. This change resulted in cumulative deferred system revenue of $661 million as of July 1, 2000, which was recorded as a non-cash charge of $306 million after reduction for product and warranty costs and income taxes. The deferred system profit balance as of June 30, 2002 was $194 million and equals the amount of system revenue that was invoiced and due on shipment but deferred under SAB 101 less applicable product and warranty costs.

         KLA-Tencor also defers the fair value of non-standard warranty bundled with equipment sales as unearned revenue. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is recognized as revenue ratably when the applicable warranty term period commences. The unearned revenue balance was $71 million at June 30, 2001 and $55 million at June 30, 2002.

         Advertising Expenses KLA-Tencor expenses advertising costs as incurred. Advertising expenses for fiscal 2002, 2001 and 2000 were approximately $3 million, $6 million and $6 million respectively.

         Strategic Development Agreements Net engineering, research and development expenses were partially offset by $14 million, $8 million and $16 million in external funding received under certain strategic development programs conducted with several of KLA-Tencor's customers and government grants in fiscal 2002, 2001 and 2000, respectively.

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

         Options  to  purchase   282,746,   4,459,862  and  211,009   shares  of
KLA-Tencor's common stock were outstanding at June 30, 2002, 2001 and 2000 respectively, but not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares in each respective year. The exercise price ranges of these options were $52.75 to $68.00, $44.69 to $68.00 and $56.31 to $68.00 at June 30, 2002, 2001 and 2000,
respectively.

         Stock-Based Compensation Plans KLA-Tencor accounts for its employee stock option plans and employee stock purchase plan in accordance with provisions of APB 25, "Accounting for Stock Issued to Employees." KLA-Tencor provides additional pro forma disclosure required by SFAS 123, "Accounting for Stock-Based Compensation" (see Note 6).

         Reclassifications Certain prior period balances have been reclassified to conform to the current financial statement presentation.

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

         In June 2002, the FASB issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 applies to exit or disposal activities that are initiated after December 31, 2002. This Statement will, in certain circumstances, change the timing of recognition of restructuring costs.

NOTE 2 - FINANCIAL STATEMENT COMPONENTS

Balance Sheets

June 30, (in thousands)                                  2002             2001
--------------------------------------------------------------------------------

Accounts receivable, net
    Accounts receivable, gross                    $    290,397      $   417,025
    Allowance for doubtful accounts                    (13,391)         (15,012)
--------------------------------------------------------------------------------
                                                  $    277,006      $   402,013
================================================================================

Inventories:
    Customer service parts                        $    123,074      $    99,099
    Raw materials                                       76,238          140,765
    Work-in-process                                     54,143           61,453
    Demonstration equipment                             48,564           60,228
    Finished goods                                      20,997           32,861
--------------------------------------------------------------------------------
                                                  $    323,016      $   394,406
================================================================================

Property and equipment:
    Land                                          $     28,103      $    28,103
    Buildings and improvements                          48,683           49,102
    Machinery and equipment                            218,977          235,846
    Office furniture and fixtures                       36,951           35,571
    Leasehold improvements                             116,787          103,359
    Construction in process                             74,843           31,184
--------------------------------------------------------------------------------
                                                       524,344          483,165
    Less: accumulated depreciation
       and amortization                               (223,784)        (192,911)
--------------------------------------------------------------------------------
                                                  $    300,560      $   290,254
================================================================================


Other current liabilities:
    Warranty, installation and retrofit           $     54,441      $    85,300
    Compensation and benefits                          175,282          186,699
    Income taxes payable                                84,024           91,239
    Restructuring accrual                                  405            2,235
    Other accrued expenses                              71,612           64,844
--------------------------------------------------------------------------------
                                                  $    385,764      $   430,317
================================================================================


June 30, (in thousands)                                           2002             2001
----------------------------------------------------------------------------------------

Accumulated other comprehensive income:
   Currency translation adjustments                          $   (7,699)    $    (15,154)
   Gains (losses) on cash flow hedging instruments                 (992)           3,432
   Unrealized gains on investments, net of taxes
     of $8,383 in 2002 and $9,037 in 2001                        13,278           14,326
----------------------------------------------------------------------------------------
                                                             $    4,587     $      2,604
========================================================================================

Statements of Operations

Year ended June 30, (in thousands)                       2002             2001              2000
-------------------------------------------------------------------------------------------------

Interest income and other, net
    Interest income                                $    46,543       $    39,652      $    39,335
    Interest expense                                      (594)           (1,057)            (698)
    Foreign exchange gain                                3,897             8,478            3,791
    Realized gain (loss) on sale of
       available-for-sale securities                    (6,290)            7,703           (5,306)
    Other                                                 (993)             (660)           4,414
-------------------------------------------------------------------------------------------------
                                                   $    42,563       $    54,116      $    41,536
=================================================================================================


NOTE  3 - NON-RECURRING ACQUISITION, RESTRUCTURING AND OTHER CHARGES

         The following is summary of non-recurring acquisition, restructuring and other charges.

          (in thousands)                                  2002              2001             2000
--------------------------------------------------   ---------------   ---------------  ---------------
Acquired in-process research and development
expense                                              $            -     $       700      $    3,200
Facilities                                                        -           4,713               -
Severance                                                         -           1,595               -
Non-recurring income from iSupport sale                           -         (10,029)              -
Reserve reversal                                                  -               -          (7,838)
Others                                                            -           1,018               -
--------------------------------------------------   ---------------   ---------------  ---------------
                                                     $            -     $   (2,003)      $   (4,638)
                                                     ===============   ===============  ===============

Acquisitions

         During the three years in the period ended June 30, 2002, KLA-Tencor completed a number of purchase acquisitions. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis. For a period of up to twelve months from the acquisition date, KLA-Tencor may change its original purchase price allocation for pre-acquisition uncertainties. After twelve months, KLA-Tencor records the fair value of such reasonably estimable contingencies.

         The amounts allocated to in-process research and development ("in-process R&D") were determined through established valuation techniques in the high-technology equipment industry and were expensed upon acquisition because technology feasibility had not been established and no future alternative uses existed. Amounts allocated to goodwill and purchased intangible assets are amortized on a straight-line basis over periods not exceeding five years.

         A  summary  of  purchase   transactions  is  outlined  as  follows  (in
thousands):

                                                                                      Goodwill and
                                             Consideration                              Purchased
 Acquisition           Acquired            Including Assumed                           Intangible       In-Process
    year            Company/Assets            Liabilities         Acquisition Cost       Assets        R&D Expenses
--------------  ----------------------- ------------------------  -----------------  ---------------- ---------------

 Fiscal 2002    QC Optics(1)                     $4,000                    $-            $4,000              $-

 Fiscal 2001    Phase Metrics(2)                $18,000                $1,300            $5,400            $700

 Fiscal 2000    Fab Solutions(3)                 $8,000                    $-            $7,700            $800

 Fiscal 2000    FINLE Technologies(4)            $5,000                    $-            $3,300            $500

 Fiscal 2000    ACME Systems(5)                  $6,900                    $-            $4,500          $1,900

(1) With the  acquisition  of QC Optics,  we received  certain  intellectual  property in  laser-based  inspection  systems for the semiconductor, flat panel and computer hard disk manufacturing industries.

(2) KLA-Tencor acquired certain assets and  technology of Phase  Metrics, the leading  supplier of  inspection/certification products in the data storage industry.

(3) Fab solutions provided us with APC software, allowing our customers to automatically  compensate for variances in the IC manufacturing process.

(4) With the Finle  acquisition,  we developed our Klarity  ProDATA  lithography  data analysis  software,  which  combined with the
PROLITH lithography data analysis software, help our customers reduce their advanced lithography development time and cost.

(5) ACME's  technology  enabled us to develop the Klarity ACE product  which  helps our  customers  quickly  identify  the source of defects and process problems fab-wide.

         The difference between the purchase price and the goodwill, intangibles and in-process R&D represents amount allocated to the net tangible assets acquired. No deferred stock-based compensation has been recorded for any of the acquisitions.

Restructuring and Other Charges

         In fiscal 2002, there were no restructuring charges. In fiscal 2001, in response to the downturn in the semiconductor industry, KLA-Tencor implemented a restructuring plan to reduce spending. Charges related to its restructuring plan included: facilities of $4.7 million, severance and benefits of $1.6 million, and other costs of $1.0 million. Due to its downsizing and consolidation of certain of its operations, KLA-Tencor vacated two of its leased office buildings and included the remaining net book value of the related leasehold improvements as well as the future lease payments, net of anticipated sublease revenue in the charge. During fiscal 2002, KLA-Tencor reduced its workforce by approximately 5%, primarily in the manufacturing areas and recorded severance charges related to these terminations. In addition, during the fourth fiscal quarter of 2001, KLA-Tencor sold software and intellectual property associated with its iSupport(TM) on-line customer support technology and recorded $10.0 million pretax, non-recurring income, which was netted with the other non-recurring charges. As part of the iSupport(TM) transaction, the Company will record a non-recurring gain of approximately $15 million in the quarter ending September 30, 2002. During fiscal 2000, we reversed $8 million of restructuring reserve that would not be utilized because of a change in management's plans for utilization of certain facilities resulting from an increase in demand for our products.

         As of June 30, 2002, the remaining balance of the restructuring reserve was $0.4 million. Restructuring activity for fiscal 2002 was as follows:

                 (in thousands)                   Facilities              Other                 Total
------------------------------------------------------------------------------------------------------------
         Balance at June 30, 2001                     $2,035                 $200                $2,235
         Cash Paid                                    (1,630)                (200)               (1,830)
------------------------------------------------------------------------------------------------------------
         Balance at June 30, 2002                       $405                   $-                  $405
============================================================================================================

NOTE 4 - MARKETABLE SECURITIES

     The   amortized    costs   and   estimated   fair   value   of   securities
available-for-sale as of June 30, 2002 and 2001 are as follows:

                                                                           Gross           Gross
                                                        Amortized        Unrealized      Unrealized        Fair
June 30, 2002 (in thousands)                             Cost            Gains             Losses          Value
---------------------------------------------------------------------------------------------------------------------
U.S. Treasuries                                    $    56,996       $       406      $        18       $    57,384
Mortgage-backed securities                              46,862               406                8            47,260
Municipal bonds                                        860,326             6,813               55           867,084
Corporate debt securities                               40,548               214                5            40,757
Corporate equity securities                              6,784            15,307            1,399            20,692
Other                                                  190,234               ---              ---           190,234
---------------------------------------------------------------------------------------------------------------------
                                                     1,201,750            23,146            1,485         1,223,411

Less:    Cash equivalents                              319,505               143              ---           319,648
         Short-term marketable securities              228,859            16,079            1,412           243,526
---------------------------------------------------------------------------------------------------------------------
     Long-term marketable securities               $   653,386       $     6,924      $        73       $   660,237
=====================================================================================================================

                                                                           Gross           Gross
                                                        Amortized        Unrealized      Unrealized        Fair
June 30, 2001 (in thousands)                             Cost            Gains             Losses          Value
---------------------------------------------------------------------------------------------------------------------
U.S. Treasuries                                    $    56,996       $       406      $        18       $    57,385
Mortgage-backed securities                              46,861               406                8            47,260
Municipal bonds                                        860,326             6,813               56           867,084
Corporate debt securities                               25,795               272               24            26,043
Corporate equity securities                             24,442            17,273              ---            41,715
Other                                                  144,872               ---              ---           144,872
---------------------------------------------------------------------------------------------------------------------
                                                     1,018,972            23,482              114         1,042,340

Less:    Cash equivalents                              428,154               ---              ---           428,154
         Short-term marketable securities              149,148            18,273              ---           167,421
---------------------------------------------------------------------------------------------------------------------
     Long-term marketable securities               $   441,670       $     5,209      $       114       $   446,765
=====================================================================================================================

         The   contractual   maturities   of  debt   securities   classified  as
available-for-sale as of June 30, 2002, regardless of the consolidated balance sheet classification, are as follows:
                                                           Estimated
June 30, 2002 (in thousands)                               Fair Value
--------------------------------------------------------------------------------
Due within one year                                     $     542,482
Due after one year through five years                         654,465
Due after five years                                            5,772
--------------------------------------------------------------------------------
                                                        $   1,202,719

         Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized gains and losses for the years ended June 30, 2002 and 2001 were not material to KLA-Tencor's financial position or results of operations.

NOTE 5 - INCOME TAXES

                  The components of income before income taxes are as follows:

Year ended June 30, (in thousands)                                        2002              2001              2000
-------------------------------------------------------------------------------------------------------------------
Domestic income before income taxes                                  $   256,926      $   437,329       $   311,240
Foreign income before income taxes                                        30,530           75,255            41,837
-------------------------------------------------------------------------------------------------------------------
     Total net income before taxes                                   $   287,456      $   512,584       $   353,077
===================================================================================================================

         The  provision   (benefit)  for  income  taxes  are  comprised  of  the
following:

Year ended June 30, (in thousands)                                        2002              2001              2000
-------------------------------------------------------------------------------------------------------------------
Current:
       Federal                                                       $    (1,252)     $   162,491       $   121,639
       State                                                              19,374           15,129            23,187
       Foreign                                                            17,131           17,578            14,975
-------------------------------------------------------------------------------------------------------------------
                                                                          35,253          195,198           159,801
Deferred:
       Federal                                                            60,076          (51,782)          (44,893)
       State                                                             (20,576)          (4,549)          (13,958)
       Foreign                                                            (3,463)             659            (1,671)
--------------------------------------------------------------------------------------------------------------------
                                                                          36,037          (55,672)          (60,522)
--------------------------------------------------------------------------------------------------------------------
     Provision for income taxes                                      $    71,290      $   139,526       $    99,279
===================================================================================================================

         Actual current tax liabilities are lower than reflected above for fiscal years 2002, 2001 and 2000 by $60 million, $56 million and $132 million, respectively, due to the stock option deduction benefits recorded as credits to capital in excess of par value.

         The significant components of deferred income tax assets (liabilities) are as follows:

June 30, (in thousands)                                                                     2002              2001
-------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
    Federal and state loss and credit carryforwards                                   $    70,794       $    19,123
    Employee benefits accrual                                                              42,137            34,789
    Non-deductible reserves and other                                                     166,365           210,229
    Deferred profit                                                                       106,959           164,753
-------------------------------------------------------------------------------------------------------------------
                                                                                          386,255       $   428,894
-------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
    Depreciation                                                                             (718)           (3,638)
    Unremitted earnings of foreign subsidiaries not
       permanently reinvested                                                             (11,850)          (12,114)
    Unrealized gain on investments                                                         (8,383)           (9,037)
    Other                                                                                 (16,338)          (19,756)
--------------------------------------------------------------------------------------------------------------------
                                                                                          (37,289)          (44,545)
--------------------------------------------------------------------------------------------------------------------
     Total net deferred tax assets                                                    $   348,966       $   384,349
===================================================================================================================

         The reconciliation of the United States federal statutory income tax rate to KLA-Tencor's effective income tax rate is as follows:

Year ended June 30,                                                         2002             2001              2000
---------------------------------------------------------------------------------------------------------------------
Federal statutory rate                                                     35.0%             35.0%            35.0%
State income taxes, net of federal benefit                                 (0.3)              1.3              1.7
Effect of foreign operations taxed at various rates                         0.3              (1.6)            (0.6)
Export sales benefit                                                       (5.3)             (3.7)            (2.9)
Research and development tax credit                                        (2.8)             (3.0)            (2.5)
Tax exempt interest                                                        (2.9)             (1.5)            (1.6)

Other                                                                       0.8               0.7             (1.0)
-------------------------------------------------------------------------------------------------------------------
     Provision for Income Taxes                                            24.8%             27.2%            28.1%
===================================================================================================================

         United States federal income taxes have not been provided for the undistributed earnings of two of KLA-Tencor's foreign subsidiaries. These undistributed earnings aggregated $37 million at June 30, 2002, and it is the Company's intention that such undistributed earnings be permanently reinvested. The Company has tax credit at June 30, 2002 totaling $70 million, of which $23 million will begin to expire in 2021. The Company enjoys tax holidays in Israel where it manufactures certain of its products. These tax holidays are scheduled to expire at varying times within the next ten years. The effect of these tax holidays has not had a material impact on the Company's net income and net income per share.

NOTE 6 - STOCKHOLDERS' EQUITY AND EMPLOYEE BENEFITS

         Stockholders' Rights Plan In March 1989, KLA-Tencor implemented a plan to protect stockholders' rights in the event of a proposed takeover of KLA-Tencor. Each stockholder under the plan is entitled to one right per common stock owned. The Plan was amended in April 1996. The Plan provides that if any person or group acquires 15% or more of KLA-Tencor's common stock, each right not owned by such person or group will entitle its holder to purchase, at the then-current exercise price, KLA-Tencor's common stock at a value of twice that exercise price. As amended to date, under the Plan, the rights are redeemable at KLA-Tencor's option for $0.01 per right and expire in April 2006.

         Stock Repurchase Program In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. This plan was entered into to reduce the dilution from KLA-Tencor's employee benefit and incentive plans such as the stock option and employee stock purchase plans. In fiscal years 2002, 2001 and 2000, KLA-Tencor repurchased 3,341,000, 4,580,000 and 520,000 shares at an average price of $36.89, $33.54 and $53.80 per share, respectively. Since the inception of the repurchase program in 1997 through June 30, 2002, KLA-Tencor has repurchased a total of 11,349,000 shares at an average price of $32.57 per share. All such shares remain as treasury shares.

         Stock Split For stockholders of record on January 4, 2000, KLA-Tencor effected a two-for-one stock split of its common stock in the form of a 100 percent stock dividend. The stock dividend was paid on January 19, 2000. All prior-period share and per share amounts have been adjusted to reflect this transaction retroactively.

         Employee Stock Purchase Plan KLA-Tencor's employee stock purchase plan provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase of KLA-Tencor's common stock. The employee's purchase price is derived from a formula based on the fair market value of the common stock at the time of enrollment into the Offering period versus the fair market value on the date of purchase. Offering periods are generally two years in length. As the plan is non-compensatory under APB 25, no compensation expense is recorded in connection with the plan. In fiscal years 2002, 2001 and 2000, employees purchased 1,155,213, 1,275,837 and 1,935,031 of shares issued at a weighted average fair value of $29.72, $28.59 and $13.28, respectively. The plan shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for a share replenishment equal to the lesser of 2,000,000 shares or the number of shares which the Company estimates will be required to issue under the plan during the forthcoming fiscal year. At June 30, 2002, 1,602,401 shares were reserved and available for issuance under this plan.

         Stock Option and Incentive Plans KLA-Tencor's stock option program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees ("knowledge employees"), and align stockholder and employee interests. The plans provide for awards in the form of stock options, stock appreciation rights, stock purchase rights, and performance shares. As of June 30, 2002, only stock options have been awarded under the plans. Under KLA-Tencor's stock option plans, options generally have vesting periods of four or five years, are exercisable for a period not to exceed ten years from the date of issuance and are granted at prices not less than the fair market value of KLA-Tencor's common stock at the grant date. This program consists of three plans: one under which non-employee directors may be granted options to purchase shares of our stock, another in which officers, key employees, consultants and all other employees may be granted options and one other in which consultants and all employees other than directors and officers may be granted options to purchase shares of our stock. Substantially all of our employees that meet established performance goals and that qualify as knowledge employees participate in one of our stock option plans. Options granted to employees from fiscal year 1999 through June 30, 2002 are summarized as follows:

                                                                 2002           2001             2000          1999
                                                            -----------     -----------     ------------   ------------

Total Options Granted During the period                          9,760         10,274            8,166         15,311

Less Options Forfeited                                          (1,786)        (2,418)          (1,484)       (11,084)
                                                            -----------     -----------     ------------   ------------
Net Options Granted                                              7,974          7,856            6,682          4,227

Net grants during the period as % of total shares                 4.2%           4.2%             3.6%           2.4%
outstanding

Grants to top 5 officers during the period as a % of              0.3%           0.2%             0.2%           0.2%
total shares outstanding

Grants to top 5 officers during the period as a % of              6.0%           4.0%             5.0%           3.0%
total options granted

         During fiscal 2002, the Company granted options to purchase approximately 9.8 million shares of stock to employees, which was a net grant of options for 8.0 million shares after deducting options forfeited. The net options granted after forfeiture represented 4.2% of total outstanding shares of approximately 189.8 million as of June 30, 2002.

         Options granted to the top five officers as a percentage of the total options granted to all employees vary from year to year. In 2002, they were a higher percentage of the total grants than in the other years shown as they included Board of Director approved additional grants to Mr. Schroeder in recognition of his future potential to lead the corporation. The additional grants to Mr. Schroeder total 227,400 options with vesting on said grants extended out for up to an eight-year period. These additional grants are not made every year. For additional information about the compensation of our executive officers and stock option grants to our top five executive officers, please refer to our proxy statement dated September 20, 2002.

         All stock option grants to officers are made with a review by, and with the approval of the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the NASDAQ Stock Market. See the "Report of the Compensation Committee on Executive Compensation" appearing in KLA-Tencor's proxy statement dated September 20, 2002, for further information concerning the policies and procedures of KLA-Tencor and the Compensation Committee regarding the use of stock options.

         The following table summarizes KLA-Tencor's stock option plans as of June 30, 2002(1):

                                                                                   Number of securities
                                                                                    remaining available
                             Number of securities to       Weighted-average         for future issuance
                             be issued upon exercise       exercise price of            under stock
                             of outstanding options        outstanding options          option plan
                           ----------------------------    -------------------    ------------------------
Stock option
plan approved by
stockholders                             24,687,999          $        27.20                 6,062,215

Stock option plan
not approved by
stockholders(2)                           5,401,708                   35.75                 7,671,705(1)
                           ----------------------------    -------------------    ------------------------
Total                                    30,089,707          $        28.60                13,733,920
                           ============================    ===================    ========================

(1) In August 2002, the Board of Directors authorized an increase in the number of securities reserved for additional future issuance under the Company's stock option plans (other than the Company's [Director Stock Option Plan]) of an aggregate of 7,589,102 shares.
(2) Officers and directors are not eligible to receive options granted under this plan.

         In December 2000, employees of KLA-Tencor were offered the opportunity to exchange their stock options with exercise prices over $55.00 per share and all subsequently issued options for a promise to issue new options no sooner than six months and two days after the cancellation of the forfeited options. If an employee elected to participate in the exchange program, they were required to exchange all options issued during the period six months prior to December 2000 as well as six months subsequent to December 2000. The new options were granted on July 10, 2001 at an exercise price of $46.67, the price equal to the NASDAQ closing price of KLA-Tencor's common stock on the same day. The terms of the new option replicated the surrendered option. A total of 278 employees canceled an aggregate of 722,814 options with exercise prices ranging from $26.25 to $68.00 per share.

         The activity under the option plans, combined, was as follows:

                                                                                               Weighted-
                                                       Available              Options              Average
                                                       For Grant             Outstanding           Price
------------------------------------------------------------------------------------------------------------
Balances at June 30, 1999                              6,508,066             24,428,304              10.92
     Additional shares reserved                        5,320,924                    ---                ---
     Options granted                                  (8,165,856)             8,165,856              37.35
     Options canceled/expired                          1,483,568             (1,551,794)             18.62
     Options exercised                                       ---             (8,686,654)              9.50
------------------------------------------------------------------------------------------------------------
Balances at June 30, 2000                              5,146,702             22,355,712              20.23
     Additional shares reserved                       11,216,391                    ---                ---
     Options granted                                 (10,273,504)            10,273,504              37.09
     Options canceled/expired                          2,418,485             (2,418,485)             36.15
     Options exercised                                       ---             (3,921,145)             14.71
------------------------------------------------------------------------------------------------------------
Balances at June 30, 2001                              8,508,074             26,289,586          $   26.18
     Additional shares reserved                        5,610,752                    ---                ---
     Options granted                                  (9,760,303)             9,760,303              31.83
     Options canceled/expired                          1,786,295             (1,786,295)             32.55
     Options exercised                                       ---             (4,173,887)             19.36
------------------------------------------------------------------------------------------------------------
Balances at June 30, 2002                              6,144,818             30,089,707          $   28.60
============================================================================================================

         The options outstanding at June 30, 2002 have been segregated into ranges for additional disclosure as follows:

                                                                                             Options Vested
                                Options Outstanding                                          and Exercisable
---------------------------------------------------------------------------     -------------------------------------
                                              Weighted-        Weighted-                              Weighted-
                             Number            Average          Average                                Average
     Range of             of Shares           Remaining        Exercise             Number            Exercise
     Exercise           Outstanding at     Contract Life       Price at            Vested and         Price at
     Prices              June 30, 2002       (in years)       June 30, 2002       Exercisable         June 30, 2002
---------------------------------------------------------------------------       -----------------------------------
      $1.88-$ 9.31           881,132            2.31          $  8.48                881,132          $  8.48
      $9.53-$10.63         4,760,868            6.12          $ 10.60              4,396,460          $ 10.60
     $10.81-$26.25         4,047,576            6.84          $ 20.70              2,555,874          $ 18.00
     $27.38-$29.00           382,034            7.91          $ 28.09                177,301          $ 28.10
     $29.31-$29.31         8,114,994            9.26          $ 29.31                  1,000          $ 29.31
     $30.28-$32.75         2,356,680            8.60          $ 32.54                624,490          $ 32.39
     $33.75-$33.75         3,783,851            7.33          $ 33.75              2,296,858          $ 33.75
     $34.94-$68.00         5,762,572            8.36          $ 46.14              2,503,040          $ 45.96
---------------------------------------------------------------------------------------------------------------------
    $  1.88-$68.00        30,089,707            7.75          $ 28.60             13,436,155          $ 23.66
=====================================================================================================================

         The weighted average fair value of options granted in fiscal years 2002, 2001 and 2000 was $21.87, $25.93 and $24.15, respectively. Options exercisable were  13,436,155,  9,807,250 and 6,777,749 as of June 30, 2002, 2001
and 2000, respectively.

         Accounting for Stock-Based Compensation Pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if KLA-Tencor had accounted for its employee stock purchase plan and employee stock options granted subsequent to June 30, 1995, under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the single option approach with the following weighted-average assumptions:

June 30,                                                 2002            2001               2000
---------------------------------------------------------------------------------------------------

Stock option plan:
     Expected stock price volatility                    80.0%            80.0%             70.0%
     Risk free interest rate                             4.4%             5.5%              6.3%
     Expected life of options (in years)                 5.4              5.4               5.3

Stock purchase plan:
     Expected stock price volatility                    80.0%            80.0%             70.0%
     Risk free interest rate                             2.2%             4.3%              6.3%
     Expected life of options (in years)                 1-2              1-2               1-2

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

         For purposes of pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options' vesting periods using straight-line method. KLA-Tencor's pro forma information is as follows:

Year ended June 30,
(in thousands, except per share data)                              2002             2001             2000
------------------------------------------------------------------------------------------------------------

Net Income
     As Reported                                           $    216,166      $    66,683       $   253,798
     Pro forma                                             $     92,364     ($    27,013)      $   197,610

Earnings per share:
     As reported
         Basic                                             $      1.15       $      0.36       $      1.39
         Diluted                                           $      1.10       $      0.34       $      1.32

     Pro forma
         Basic                                             $      0.49      ($      0.15)      $      1.08
         Diluted                                           $      0.47      ($      0.15)      $      1.05

         Other Employee Benefit Plans KLA-Tencor has a profit sharing program for eligible employees which distributes, on a quarterly basis, a percentage of pretax profits. In addition, KLA-Tencor has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Starting fiscal year 2000, KLA-Tencor has matched up to a maximum of $1,000 or 50% of the first $2000 of an eligible employee's contribution, with $500 of the amount funded from the profit sharing program. The total charge to operations under the profit sharing and 401(k) programs aggregated $3 million, $57 million and $38 million in fiscal years 2002, 2001 and 2000, respectively.

         KLA-Tencor has a non-qualified deferred compensation plan whereby certain key executives may defer a portion of their salary and bonus. Participants are credited with returns based on their allocation of their account balances among mutual funds. The Company controls the investment of these funds and the participants remain general creditors of the Company.
Distributions from the plan commence the quarter following a participant's retirement or termination of employment. At June 30, 2002, KLA-Tencor had a deferred compensation liability under the plan of $69 million included as a component of other current liabilities on the consolidated balance sheet.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Factoring KLA-Tencor has agreements with a bank to sell certain of its trade receivables and promissory notes without recourse. During fiscal 2002, approximately $98 million of receivables were sold under these arrangements. As of June 30, 2002, approximately $48 million were outstanding. The total amount available under the facility is the Japanese yen equivalent of $50 million based upon exchange rates as of June 30, 2002. KLA-Tencor does not believe it is materially at risk for any losses as a result of these agreements.

         Facilities KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS 13, "Accounting for Leases," and, as such, these facilities are not included on its Condensed Consolidated Balance Sheet.

         The  following  is  a  schedule  of  operating   leases   payments  (in
thousands):

                Fiscal year ended June 30,                       Amount
                -------------------------------------------------------
                2003                                         $    9,386
                2004                                              5,188
                2005                                              2,985
                2006                                              1,367
                Thereafter                                        1,048
                -------------------------------------------------------

                Total minimum lease payments                 $   19,974
                =======================================================

         The lease agreement for certain Milpitas and San Jose, California facilities has a term of five years ending in November 2002, with an option to extend up to two more years. Monthly payments under this lease vary based upon the London Interbank Offering Rate (LIBOR) plus 0.42%. Under the terms of the lease, KLA-Tencor, at its option, can acquire the properties at their original cost or arrange for the properties to be acquired. Under the terms of the lease, KLA-Tencor must maintain compliance with certain financial covenants. As of June 30, 2002, KLA-Tencor was in compliance with all of its covenants. If the Company purchases the Milpitas and San Jose, California facilities at the end of the lease term, the purchase transactions would increase land and property by approximately $119.3 million and decrease cash by approximately the same amount. If the Company chooses not to purchase the facilities, it will be liable to the lessor for residual value guarantees of an aggregate of up to approximately $100.2 million.

         Legal Matters From time to time KLA-Tencor is named as a party to lawsuits in the normal course of its business. Litigation, in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. KLA-Tencor believes that it has defenses in each of the cases set forth below and is vigorously contesting each of these matters.

ADE Corporation

         On October 11, 2000, ADE Corporation ("ADE"), a competitor, filed a patent infringement lawsuit against KLA-Tencor in the U.S. District Court in Delaware. ADE claimed damages and sought an injunction under U.S. Patent No. 6,118,525 (`525 patent). We filed a counterclaim in the same court alleging that ADE has infringed four of our patents. We are seeking damages and a permanent injunction against ADE. In addition, we are seeking a declaration from the District Court that ADE's patent is invalid and not infringed by KLA-Tencor. On October 22, 2001, the Company filed a separate action for declaratory judgment against ADE in the Northern District of California requesting a declaration that U.S. Patent No. 6,292,259 (`259 patent) is invalid and not infringed. That action has now been consolidated with the prior action in the Delaware proceeding, and ADE has amended its complaint in that proceeding to allege that KLA-Tencor is infringing the `259 patent. On August 8, 2002, the magistrate presiding over the action issued a recommendation that the court enter summary judgment in favor of KLA-Tencor on the issue of non-infringement under ADE's `525 patent. On the same day, the magistrate issued recommendations that the court enter summary judgment in favor of ADE on the issue of non-infringement of two of KLA-Tencor's patents. While we cannot predict the outcome, we believe that we have valid defenses and further believe that our counterclaims have merit.

Tokyo Seimitsu Co. Ltd.

         On June 27, 2001, the Company sued Tokyo Seimitsu Co. Ltd. and TSK America Inc. ("TSK"), a competitor, in the U.S. District Court in the Northern District of California alleging that TSK infringes on one of the Company's patents. The suit seeks damages and an injunction under U.S. Patent No. 4,805,123 (`123 patent). TSK filed a counterclaim in the same court seeking a declaration that the `123 patent is invalid, unenforceable and not infringed, and also alleged violations of the antitrust and unfair competition laws.

         Although KLA-Tencor cannot predict the outcome of these claims, it does not believe that any of these legal matters will have a material adverse effect on KLA-Tencor. However, were an unfavorable ruling to occur in one or more of the pending claims, there exists the possibility of a material impact on

KLA-Tencor's operating results and financial position for the period in which the ruling occurred.

NOTE 8 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Under its foreign-currency risk management strategy, KLA-Tencor utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed by KLA-Tencor as an integral part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. KLA-Tencor continues its policy of hedging its current and anticipated foreign currency exposures with hedging instruments having tenors of up to twelve months.

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

Cashflow Hedges

         KLA-Tencor's international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to KLA-Tencor's margins. KLA-Tencor defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollar) attributable to changes in the related foreign currency exchange rates. Upon forecasting the exposure, KLA-Tencor hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using regression analysis. Ineffectiveness is measured by comparing the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in Other Comprehensive Income (OCI). Any measured ineffectiveness is included immediately in "Interest income and other, net" in the Consolidated Statements of Operations. An immaterial amount of ineffectiveness was recognized during the year. Deferred hedge gains and losses and OCI associated with hedges of foreign currency sales are reclassified to revenue upon recognition in income of the underlying hedged exposure. All amounts reported in OCI at June 30, 2002 are anticipated to be reclassified to revenue within twelve months. The following table summarizes hedging activity in the OCI account during the years ended June 30, (in thousands):

                                                                                          2002          2001
                                                                                        ----------   ----------
         Beginning Balance                                                              $   3,432           --
                Effective portion of cash flow hedging instruments                         (2,045)       3,643
                Reclassified to revenue                                                    (2,379)        (211)
                                                                                        ----------     --------
         Ending Balance                                                                ($     992)   $   3,432
                                                                                        ==========   ==========

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


NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective July 1, 2001, KLA-Tencor adopted Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Under these new accounting standards, KLA-Tencor ceased amortization of goodwill recorded for business combinations consummated prior to July 1, 2001, and reclassified amounts attributed to workforce in acquisitions made prior to July 1, 2001 that did not meet the criteria for separate recognition as an intangible asset under SFAS 141 to goodwill. The net carrying value of goodwill recorded through acquisitions is $15.1 million as of June 30, 2002. In accordance with SFAS 142, KLA-Tencor concluded there was no impairment of goodwill.

         The following table reflects the consolidated results adjusted as though the adoption of SFAS 141 and SFAS 142 occurred as of the beginning of the year ended June 30, 2001 (in thousands, except per share amounts):

                                               2002                        2001
                                          ----------------    ---------------------------------
                                          As Reported         As Reported       As Adjusted

Operating income                          $     244,893        $    458,468      $      461,039
Net income                                      216,166              66,683              68,277
Basic earnings per share                           1.15                0.36                0.37
Diluted earnings per share                         1.10                0.34                0.35

         The following table reflects the components of other intangible assets as of June 30, 2002 (in thousands):

                                                Gross Carrying       Accumulated             Net
                                                    Amount            Amortization        Amount
----------------------------------------------------------------------------------------------------
Existing technology                            $     6,062             $     2,453        $    3,609
Patents                                              4,021                     667             3,354
Trademark                                              625                     167               458
Favorable leases and other                             270                     121               149
----------------------------------------------------------------------------------------------------
Subtotal                                       $    10,978             $     3,408         $   7,570
====================================================================================================

         Other intangible assets are amortized on a straight-line basis over their estimated useful lives. For the years ended June 30, 2002 and 2001, amortization expense for other intangible assets was $2.1 million and $1.0 million, respectively. Estimated amortization expense for each of the four succeeding fiscal years is as follows (in thousands):

Fiscal year ended June 30:                                       Amount
-------------------------------------------------------------------------
         2003                                                 $   2,396
         2004                                                     2,396
         2005                                                     2,137
         2006                                                       641
-------------------------------------------------------------------------
       Subtotal                                               $   7,570
=========================================================================

NOTE 10 -- SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

         KLA-Tencor's significant operations outside the United States include a manufacturing facility in Israel and sales, marketing and service offices in Western Europe, Japan, and the Asia Pacific region. For geographical reporting, revenues are attributed to the geographic location in which the customer is located. No single customer accounted for 10% or more of net revenues or accounts receivable in any of the periods presented. Long-lived assets consist of net property and equipment, goodwill, capitalized software and other intangibles, and other long-term assets, excluding long-term deferred tax assets and are attributed to the geographic location in which they are located. The following is a summary of operations by entities located within the indicated geographic areas for fiscal years 2002, 2001 and 2000.

Year ended June 30, (in thousands)                                     2002              2001             2000
----------------------------------------------------------------------------------------------------------------
Revenues:
    United States                                               $     539,952     $     714,517    $     448,022
    Western Europe                                                    238,897           257,560          222,186
    Japan                                                             350,668           401,764          309,062
    Taiwan                                                            268,492           402,440          299,442
    Asia Pacific                                                      239,273           327,476          220,100
----------------------------------------------------------------------------------------------------------------
        Total                                                   $   1,637,282     $   2,103,757    $   1,498,812
================================================================================================================

June 30, (in thousands)                                    2002              2001             2000
----------------------------------------------------------------------------------------------------------------

Long-lived assets:
    United States                                        $375,600           $344,444          $240,148
    Western Europe                                          8,079              9,257             8,059
    Japan                                                   8,878              8,874            11,012
    Taiwan                                                  5,435              2,596             2,469
    Asia Pacific                                            3,732              5,551             5,703
----------------------------------------------------------------------------------------------------------------
        Total                                            $401,724           $370,722          $267,391
================================================================================================================

         The following is a summary of revenues by major products for fiscal years 2002, 2001 and 2000 (as a percentage of total revenue).

                                          2002            2001           2000
--------------------------------------------------------------------------------
         Defect Inspection                   66%            65%             61%
         Metrology                           15%            21%             21%
         Service                             13%             9%             11%
         Software and other                   6%             6%              7%
--------------------------------------------------------------------------------
                                            100%           100%            100%
================================================================================

NOTE 11 - QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

         The following table presents certain unaudited consolidated quarterly financial information for the eight quarters ended June 30, 2002. In management's opinion, this information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

(In thousands, except
per share data)                                    September 30        December 31       March 31           June 30

Fiscal 2002:
     Revenues                                      $   502,832       $   404,148      $   357,108       $   373,194
     Gross profit                                      258,464           202,337          175,006           187,082
     Income from operations                            104,293            56,280           37,097            47,223
     Net income                                         86,465            49,048           34,149            46,504
     Net income per share:
         Basic                                     $      0.46       $     0.26       $      0.18       $     0.25
         Diluted                                   $      0.44       $     0.25       $      0.17       $     0.23

Fiscal 2001:
     Revenues
       As previously reported                      $   534,590       $   573,056      $   528,790       $   602,642
       Effect of change in accounting
       principle                                      (151,875)          (72,223)          88,777                --
                                                      ---------      ------------     -----------       -----------
       As restated in first three quarters
       and reported in fourth quarter                  382,715           500,833          617,567           602,642
                                                       -------           -------      -----------       -----------

     Gross profit
       As previously reported                          306,514           328,620          286,097           333,473
       Effect of change in accounting
       principle                                      (106,808)          (43,687)          62,396                --
                                                      ---------       -----------     -----------       -----------
       As restated in first three quarters
       and reported in fourth quarter                  199,706           284,933          348,493           333,473
                                                   -----------       -----------      -----------       -----------

     Income from operations
       As previously reported                          134,969           137,883          112,353           161,362
       Effect of change in accounting
       principle                                  (    106,808)          (43,687)          62,396                --
                                                  -------------      ------------     -----------       -----------
       As restated in first three quarters
       and reported in fourth quarter                   28,161            94,196          174,749           161,362
                                                   -----------       -----------      -----------       -----------

     Net income (loss)
       As previously reported                          105,818           109,306           91,410           129,954
       Effect of change in accounting
       principle                                       (76,901)          (31,455)          44,926                --
                                                  -------------      ------------     -----------       -----------
       Cumulative effect of change in
       accounting principle                           (306,375)               --               --                --
                                                  -------------      -----------      -----------       -----------
       As restated in first three quarters
       and reported in fourth quarter                $(277,458)      $    77,851      $   136,336       $   129,954
                                                  =============      ===========      ===========       ===========

     Earnings (loss) per basic share:
       Income before cumulative effect of

       change in accounting principle
         As previously reported                    $      0.57       $     0.59       $      0.50       $     0.70
         Effect of change in accounting
         principle                                ($      0.42)     ($     0.17)      $      0.24       $        --
                                                  -------------     ------------      -----------       -----------
         As restated in first three quarters
         and reported in fourth quarter            $      0.15       $     0.42       $      0.74       $     0.70

       Cumulative effect of change in
         accounting principle                     ($      1.63)      $        --      $        --       $        --
                                                  -------------      -----------      -----------       -----------
       Net income (loss)                          ($      1.48)      $     0.42       $      0.74       $     0.70
                                                  -------------      ----------       -----------       ----------

     Earnings (loss) per diluted share:
       Income before cumulative effect of
       change in accounting principles
         As previously reported                    $      0.54       $     0.57       $      0.48       $     0.67
         Effect of change in accounting
         principle                                ($      0.39)     ($     0.16)      $      0.23       $        --
                                                  -------------     ------------      -----------       -----------
         As restated in first three quarters
         and reported in fourth quarter            $      0.15       $     0.41       $      0.71       $     0.67
       Cumulative effect of change in
         accounting principle                     ($      1.56)      $        --      $        --       $        --
                                                  -------------      -----------      -----------       -----------
       Net income (loss)                          ($      1.41)      $     0.41       $      0.71       $     0.67
                                                  -------------      ----------       -----------       ----------

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of KLA-Tencor Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of KLA-Tencor Corporation and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers  LLP

San Jose, California
July 31, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names of the present directors and executive officers of KLA-Tencor as of September 21, 2002, their ages and positions held. Additional information required by Item 405 of Regulation S-K of the Securities Act of 1933, as amended, is incorporated herein by reference to our Proxy Statement.


            Name                          Age                                  Position
-------------------------------------------------------------------------------------------------------------------
     Kenneth Levy                         59         Chairman of the Board
     Kenneth L. Schroeder                 57         Chief Executive Officer
     Gary E. Dickerson                    45         President and Chief Operating Officer
     John H. Kispert                      38         Executive Vice President, and Chief Financial Officer
     Dennis J. Fortino                    56         Executive Vice President, Lithography & Parametric
                                                     Solutions
     Richard P. Wallace                   42         Executive Vice President, Wafer Inspection, Review
                                                     & Analysis Group

         Kenneth Levy is a co-founder of KLA Instruments Corporation and since July 1, 1999 has been Chairman of the Board and Director of KLA-Tencor. From July 1998 until June 30, 1999, he was the Chief Executive Officer and a Director. From April 30, 1997 until June 30, 1998, he was Chairman of the Board. From 1975 until April 30, 1997 he was Chief Executive Officer of KLA Instruments Corporation. He currently serves on the boards of directors of Ultratech Stepper, Inc., SpeedFam-IPEC, Inc., Extreme Networks, and is a Director Emeritus of SEMI, an industry trade association.

         Kenneth L. Schroeder joined KLA Instruments in 1979 and left in 1987 to pursue personal and other business interests. He returned to KLA-Instruments in 1991. Mr. Schroeder has been Chief Executive Officer and a Director of KLA-Tencor since July 1, 1999 and was our President as well until August 2002. From November 1991 until June 1999, he was President and Chief Operating Officer and a Director. He currently serves on the board of directors of SEMI.

         Gary E. Dickerson has been President since July 2002 and Chief Operating Officer since July 1999. Mr. Dickerson has held a series of management positions since he joined KLA-Tencor in January 1986. From July 1997 until June 30, 1999, he was Executive Vice President of the Customer Group. In January

1996, he was promoted to Group Vice President for the Wafer Inspection Group. In July 1994 he became the General Manager of the Wisard Division.

         John H. Kispert has been Chief Financial Officer and Executive Vice President since July 2000. Before becoming CFO, Mr. Kispert was Vice President of Finance and Accounting from July 1999 to July 2000. From February 1998 to July 1999, he was Vice President of Operations for the Wafer Inspection Group. From August 1997 to February 1998, he was Director of Operations. Mr. Kispert joined KLA-Tencor in February 1995 and has held a series of other management positions within the Company.

         Dennis J. Fortino has been Executive Vice President of the Lithography & Parametric Solutions Group since July 1999. From August 1997 to June 1999, he served as Vice President and General Manager of the Surfscan Division and from November 1995 to July 1997 as the Vice President and General Manager of the Surface Metrology Division. Mr. Fortino served as Vice President and General Manager for Spectra-Physics Lasers from July 1991 to October 1995.

         Richard P. Wallace has been Vice President of the Wafer Inspection, Review & Analysis Group since July 2000. From July 1999 to June 2000, he was the Group Vice President for Lithography and Films. From April 1998 to June 1999, he was Vice President and General Manager of the Mirage Group. From 1995 to March 1998 he was Vice President and General Manager of the Wisard division. Mr. Wallace joined KLA-Tencor in 1988 and has held a series of other management positions.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Annual Report on Form
         10-K:

         1.     Financial Statements:

                The  following   financial   statements  and  schedules  of  the
                Registrant are contained in Item 8 of this Annual Report on Form 10-K:

                       Consolidated Balance Sheets at June 30, 2002 and 2001 Consolidated Statements of Operations for each of the three years in the period ended June 30, 2002
                       Consolidated  Statements  of  Stockholders'  Equity for
                                each of the three years in the period  ended
                                June 30, 2002
                       Consolidated Statements of Cash Flows for each of the
                                three years in the period ended June 30, 2002
                       Notes to Consolidated Financial Statements
                       Report of Independent Accountants

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

10.11    Excess Profit Stock Plan (15)

10.12    Form of KLA-Tencor Corporation Corporate Officers Retention Plan (16)

10.13    Form of Retention and Non-Competition Agreement (17)

10.14    Form of Indemnification Agreement (18)

10.15    Livermore Land Purchase and Sale Agreement (19)

21.1     List of Subsidiaries

23.1     Consent of Independent Accountants

99.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Notes

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

                  (15) Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-8 filed August 7, 1998, SEC File No. 333-60887.

                  (16) Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-4 filed March 11, 1997, SEC File No. 333-23075.

                  (17) Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4 filed March 11, 1997, SEC File No. 333-23075.

                  (18) Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

                  (19) Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

     (b)  Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 21, 2002.

                                                          KLA-Tencor Corporation

                                                            By: /s/ KENNETH LEVY
                                      ------------------------------------------
                                                                Kenneth Levy
                                                           Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Signature                                          Title                                 Date

               /s/  KENNETH LEVY                  Chairman of the Board and Director             September 20, 2002
--------------------------------------------
                       Kenneth Levy

       /s/  KENNETH L. SCHROEDER                  Chief Executive Officer and Director           September 20, 2002
--------------------------------------------      (Principal Executive Officer)
               Kenneth L. Schroeder

              /s/  JOHN H. KISPERT                Executive Vice President and Chief Financial   September 20, 2002
--------------------------------------------      Officer (Principal Accounting Officer)
                       John H. Kispert

         /s/  EDWARD W. BARNHOLT                  Director                                       September 20, 2002
--------------------------------------------
                  Edward W. Barnholt

       /s/  H. RAYMOND BINGHAM                    Director                                       September 20, 2002
--------------------------------------------
                H. Raymond Bingham

       /s/  ROBERT T. BOND                        Director                                       September 20, 2002
--------------------------------------------
                   Robert T. Bond

       /s/  RICHARD J. ELKUS, Jr.                 Director                                       September 20, 2002
--------------------------------------------
                Richard J. Elkus, Jr.

              /s/  JON D. TOMPKINS                Director                                       September 20, 2002
--------------------------------------------
                     Jon D. Tompkins

               /s/  LIDA URBANEK                  Director                                       September 20, 2002
--------------------------------------------
                        Lida Urbanek

      Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Kenneth L. Schroeder, certify that:


1.       I  have  reviewed  this  annual  report  on  Form  10-K  of  KLA-Tencor
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 20, 2002                             /s/ KENNETH L. SCHROEDER
                                                 -------------------------------
                                                         Kenneth L. Schroeder
                                                       Chief Executive Officer


I, John H. Kispert, certify that:


1.       I  have  reviewed  this  annual  report  on  Form  10-K  of  KLA-Tencor
         Corporation;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 20, 2002                                  /s/ JOHN H. KISPERT
                                                   -----------------------------
                                                             John H. Kispert
                                                         Chief Financial Officer

                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directors
of KLA-Tencor Corporation

Our audits of the Consolidated Financial Statements referred to in our report dated July 31, 2002, also included an audit of the financial statement schedule listed in Item 14(a)2 on this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements.

/s/ PricewaterhouseCoopers  LLP

San Jose, California
July 31, 2002

                                                            SCHEDULE II

                                                 Valuation and Qualifying Accounts


                                                  Balance at                                            Balance
                                                   Beginning        Charged to                           At End
(in thousands)                                     of Period          Expense          Deductions      of Period
---------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 2000:
    Allowance for Doubtful Accounts               $   16,638        $   2,184        $    4,033        $  14,789

Year Ended December 31, 2001:
    Allowance for Doubtful Accounts               $   14,789        $   1,962        $    1,739        $  15,012

Year Ended December 31, 2002:
    Allowance for Doubtful Accounts               $   15,012        $   1,464        $    3,085        $  13,391


                                     EXHIBIT

As required under Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit
Number   Description
3.1      Amended and Restated Certificate of Incorporation (1)

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

10.11    Excess Profit Stock Plan (15)

10.12    Form of KLA-Tencor Corporation Corporate Officers Retention Plan (16)

10.13    Form of Retention and Non-Competition Agreement (17)

10.14    Form of Indemnification Agreement (18)

10.15    Livermore Land Purchase and Sale Agreement (19)

21.1     List of Subsidiaries

23.1     Consent of Independent Accountants

99.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Notes

         (1) Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

         (2) Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

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

         (15) Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-8 filed August 7, 1998, SEC File No. 333-60887.

         (16) Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-4 filed March 11, 1997, SEC File No. 333-23075.

         (17) Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4 filed March 11, 1997, SEC File No. 333-23075.

         (18) Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

         (19) Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000.