Form 10-Q
period 2002-09-30
KLA TENCOR CORP
filed 2002-11-13
CIK 319201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from_____ to______

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

                                  Yes [X]  No_____



         As of October 31, 2002 there were 188,689,136 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

                                      INDEX

                                                                                                        Page
                                                                                                      Number
PART I           FINANCIAL INFORMATION

Item 1           Financial Statements (unaudited)

                    Condensed Consolidated Unaudited Balance Sheets at
                    September 30, 2002 and June 30, 2002 ...........................................       3

                    Condensed Consolidated Unaudited Statements of Operations
                    for the Three Months Ended September 30, 2002 and 2001..........................       4

                    Condensed Consolidated Unaudited Statements of Cash Flows
                    for the Three Months Ended September 30, 2002 and 2001..........................       5

                    Notes to Condensed Consolidated Unaudited Financial Statements..................       6


Item 2           Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..........................................................      16


Item 3           Quantitative and Qualitative Disclosures About Market Risk.........................      28

Item 4           Controls and Procedures............................................................      29


PART II          OTHER INFORMATION

Item 1           Legal Proceedings..................................................................      30

Item 6           Exhibits and Reports on Form 8-K...................................................      31


SIGNATURES       ...................................................................................      32
----------


CERTIFICATIONS   ....................................................................................     33
--------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             KLA-TENCOR CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                         September 30,              June 30,
(in thousands)                                                                 2002                    2002
------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
   Cash and cash equivalents                                             $     435,646         $     429,820
   Marketable securities                                                       316,206               243,526
   Accounts receivable, net                                                    256,174               277,006
   Inventories                                                                 318,896               323,016
   Other current assets                                                        353,281               345,920
------------------------------------------------------------------------------------------------------------
         Total current assets                                                1,680,203             1,619,288

Land, property and equipment, net                                              294,025               300,560
Marketable securities                                                          598,828               660,237
Other assets                                                                   132,999               137,633
------------------------------------------------------------------------------------------------------------
         Total assets                                                    $   2,706,055         $   2,717,718
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $      36,909         $      52,988
   Deferred profit                                                             172,264               193,852
   Unearned revenue                                                             55,034                54,886
   Other current liabilities                                                   399,378               385,764
------------------------------------------------------------------------------------------------------------
         Total current liabilities                                             663,585               687,490
------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 6)

Stockholders' equity:
   Common stock and capital in excess of par value                             722,599               765,946
   Retained earnings                                                         1,310,960             1,259,695
   Accumulated other comprehensive income                                        8,911                 4,587
------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                          2,042,470             2,030,228
------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                      $   2,706,055         $   2,717,718
============================================================================================================

See accompanying notes to condensed consolidated financial statements.


                             KLA-TENCOR CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                            Three months ended
                                                                                               September 30,
(in thousands, except per share data)                                                        2002           2001
----------------------------------------------------------------------------------------------------------------

Revenues:
     Product                                                                         $    312,508     $  454,396
     Service                                                                               63,012         48,436
----------------------------------------------------------------------------------------------------------------
         Total revenues                                                                   375,520        502,832
----------------------------------------------------------------------------------------------------------------

Costs and operating expenses:
     Costs of goods sold                                                                  186,344        244,368
     Engineering, research and development                                                 70,853         72,923
     Selling, general and administrative                                                   70,441         81,248
     Nonrecurring acquisition, restructuring and other, net                                (9,402)            --
----------------------------------------------------------------------------------------------------------------
         Total costs and operating expenses                                               318,236        398,539
----------------------------------------------------------------------------------------------------------------

Income from operations                                                                     57,284        104,293

Interest income and other, net                                                             10,170         12,552
----------------------------------------------------------------------------------------------------------------

Income before income taxes                                                                 67,454        116,845

Provision for income taxes                                                                 16,189         30,380
----------------------------------------------------------------------------------------------------------------
Net Income                                                                            $    51,265     $   86,465
================================================================================================================



Earnings per basic share:
     Net income                                                                       $      0.27     $     0.46
                                                                                      ==========================

Earnings per diluted share:
     Net income                                                                       $      0.26     $     0.44
                                                                                      ==========================

Weighted average number of shares:
     Basic                                                                                189,279        187,717
                                                                                      ===========    ===========
     Diluted                                                                              194,090        195,079
                                                                                      ===========    ===========

See accompanying notes to condensed consolidated financial statements.


                             KLA-TENCOR CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                        Three Months Ended
                                                                                           September 30,
 (in thousands)                                                                     2002                2001
--------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                                   $   51,265         $    86,465
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                               17,639              17,889
        Deferred income taxes                                                           --              (2,645)
        Net gain on sale of marketable securities                                   (1,911)               (642)
        Changes in assets and liabilities:
              Accounts receivable, net                                              20,830              33,463
              Inventories                                                            4,115              33,313
              Other assets                                                          (6,092)              8,084
              Accounts payable                                                     (16,075)             (5,928)
              Deferred profit                                                      (21,588)            (73,490)
              Other current liabilities                                             16,592             (77,115)
---------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                             64,775              19,394
--------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of land, property and equipment, net                                    (6,815)            (31,169)
   Purchase of marketable securities                                              (308,167)           (381,608)
   Proceeds from sale of marketable securities                                     266,396             247,761
   Proceeds from maturity of marketable securities                                  34,830               4,450
--------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                (13,756)           (160,566)
------------------------------------------------------------------------------------------ -------------------

Cash flows from financing activities:
   Issuance of common stock                                                          4,151               2,162
   Stock repurchases                                                               (47,497)            (53,484)
   Net borrowings under short-term debt obligations                                     --                 409
--------------------------------------------------------------------------------------------------------------
              Net cash used in financing activities                                (43,346)            (50,913)
---------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash
    and cash equivalents                                                            (1,847)              1,582
--------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                 5,826            (190,503)

Cash and cash equivalents at beginning of period                                   429,820             529,674
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $  435,646         $   339,171
==============================================================================================================

Supplemental cash flow disclosures:
   Income taxes (refunded) paid, net                                            $   (6,037)        $     3,630
                                                                                ===========        ===========
   Interest paid                                                                $       48         $       320
                                                                                ============       ===========

See accompanying notes to condensed consolidated financial statements.

                             KLA-TENCOR CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of presentation The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation ("KLA-Tencor" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with the
Item 8, "Financial Statements and Supplementary Data" included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 20, 2002.

         The results of operations for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2003.

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

         Marketable Securities Short-term marketable securities include debt and equity securities acquired with maturities exceeding three months but less than one year from the date of acquisition. Non-current marketable securities include debt securities acquired with maturities exceeding one year from the date of acquisition. While KLA-Tencor's intent is to hold debt securities to maturity, KLA-Tencor has classified all debt securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value determined based on quoted market prices at the reporting date for those instruments, with unrealized gains and losses excluded from earnings and included in "Accumulated other comprehensive income," net of applicable taxes, until realized. KLA-Tencor has classified some equity securities that have readily determinable fair values in a similar manner. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in "Interest income and other, net" in the Condensed Consolidated Statements of Operations. For equity securities where KLA-Tencor has established a hedge against price fluctuation, KLA-Tencor classifies both the security and the hedge as trading assets. These trading assets are reported at fair value determined based on quoted market prices at the reporting date for those instruments, with unrealized gains or losses included in earnings for the applicable period. The net amount of such gains and losses for the three months ended September 30, 2002 was not material.

         Intangible Assets Purchased technology, patents, trademarks, favorable leases and goodwill are presented at cost, net of accumulated amortization. Effective July 1, 2002, KLA-Tencor replaced ratable amortization of goodwill with periodic testing of goodwill for impairment in accordance with the provision of Statement of Financial Accounting Standard No. 142, "Goodwill and Intangible Assets." Intangible assets other than goodwill are amortized over their estimated useful lives using the straight-line method.

         Impairment of Long-Lived Assets KLA-Tencor evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets." An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset.

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

         Revenue Recognition In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SEC Staff addressed several issues in SAB 101, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. KLA-Tencor implemented the provisions of SAB 101 in the fourth fiscal quarter of 2001, retroactive to July 1, 2000. Prior to adoption of SAB 101, KLA-Tencor's general policy was to recognize revenue on shipment. Accordingly, KLA-Tencor did not have any formal centralized processes for tracking, obtaining and filing customer acceptance reports; therefore, pro forma amounts for the periods before July 1, 2000 were not presented as the effect of the change in accounting principle could not be reasonably determined.

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

         Total revenue recognized under conditions where KLA-Tencor deviates from the need for a written acceptance by the customer were less than 2.5% of total revenue for each of the three months ended September 30, 2002 and 2001.

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

         Spare parts revenue is recognized when the product has been shipped, risk of loss has passed to the customer and collection of the resulting receivable is probable.

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

         As a result of implementing SAB 101, KLA-Tencor changed its method of accounting for revenue recognition. This change resulted in cumulative deferred revenue of $660.9 million as of July 1, 2000, which was recorded as a non-cash charge of $306.4 million (after reduction for product and warranty costs of $207 million and income taxes of $147.5 million). The deferred profit balance as of September 30, 2002 was $172.3 million and equals the amount of system revenue that was invoiced and due on shipment but deferred under SAB 101 less applicable product and warranty costs. KLA-Tencor also defers the fair value of non-standard warranty bundled with equipment sales as unearned revenue. The unearned revenue balance at September 30, 2002 and 2001 was $55 million and $57 million, respectively.

         Strategic Development Agreements Net engineering, research and development expenses were partially offset by $6.0 million and $2.8 million in external funding received under certain strategic development programs funded by KLA-Tencor's customers and government agencies in the three months ended September 30, 2002 and 2001, respectively.

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

         During the three months ended September 30, 2002, options to purchase approximately 5,454,000 shares, respectively, at prices ranging from $41.32 to $68.00, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares. During the three months ended September 30, 2001, options to purchase approximately 866,000 shares at prices ranging from $49.58 to $68.00 were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares.

         Reclassifications Certain prior year balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholder's equity.

         Recent Accounting Pronouncements We have adopted SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" and SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Adoption of these pronouncements did not have a significant effect on our consolidated financial statements.


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


NOTE 2 - INVENTORIES

         Inventories are stated at the lower of standard cost (which approximates the first-in, first-out basis) or market. The components of inventories are as follows:

                                                                         September 30,                 June 30,
(in thousands)                                                                  2002                      2002
---------------------------------------------------------------------------------------------------------------

Inventories
     Customer service parts                                               $    114,635            $    116,240
     Raw materials                                                              59,751                  75,753
     Work-in-process                                                            66,252                  53,542
     Demonstration equipment                                                    44,969                  54,003
     Finished goods                                                             33,289                  23,478
--------------------------------------------------------------------------------------------------------------
          Total                                                           $    318,896            $     323,016
==============================================================================================================



NOTE 3 - STOCK REPURCHASE PROGRAM

         The Company has adopted a plan to repurchase shares of its Common Stock on the open market for the purpose of partially offsetting dilution created by employee stock options and stock purchase plans. During the three months ended September 30, 2002 and 2001, the Company repurchased 1,443,000 and 2,068,000 shares of its Common Stock at a cost of approximately $47 million and $74 million, of which $47 million and $53 million was paid, respectively.


NOTE 4  - COMPREHENSIVE INCOME

         The components of comprehensive income, net of tax, are as follows:
                                                                                         Three months ended
                                                                                             September 30
(in thousands)                                                                           2002             2001
---------------------------------------------------------------------------------------------------------------

Net income                                                                         $   51,265      $    86,465
Other comprehensive income
     Currency translation adjustments                                                  (2,366)           3,927
     Gains (losses) on cash flow hedging instruments                                    2,825           (2,742)
     Unrealized gains (losses) on investment, net of tax benefits of
       $2,440 in 2002 and $201 in 2001                                                  3,865             (319)
---------------------------------------------------------------------------------------------------------------
         Other comprehensive income                                                     4,324              866
---------------------------------------------------------------------------------------------------------------


Total comprehensive income                                                         $   55,589      $    87,331
===============================================================================================================


NOTE 5 - NONRECURRING ACQUISITION, RESTRUCTURING AND OTHER COSTS

Restructuring and Other Costs

         During the three months ended September 30, 2002, we restructured certain of our operations and facilities to accommodate the planned occupancy of our Livermore campus as well as to streamline our operations due to the industry downturn. Restructuring costs were classified into three main categories: facilities and other charges of $4.6 million and severance and benefits of $1.1 million. As part of our facilities consolidation, we are exiting several of our leased buildings and have included the remaining net book value of the related leasehold improvements as well as the future lease payments, net of anticipated sublease revenue, in the charge. Severance and benefits include involuntary termination of approximately 70 personnel from manufacturing, engineering, sales, marketing, and administration in the United States, Japan and Europe. The following table shows the details of the facilities, severance and other restructuring costs accrual as of September 30, 2002:

                                 Balance at      Non-recurring                             Balance at
(in thousands)                 June 30, 2002           charges          Utilized     September 30, 2002
--------------------------------------------------------------------------------------------------------

Facilities and other                $    405         $   4,623         $   (215)             $     4,813
Severance and benefits                    --             1,127             (270)                     857
--------------------------------------------------------------------------------------------------------
   Total                            $    405         $   5,750         $   (485)             $     5,670
========================================================================================================

         In addition, during the first fiscal quarter of 2003, KLA-Tencor received $15.2 million as a second installment on the sale of software and intellectual property associated with its iSupport(TM) on-line customer support technology, which was netted against the above non-recurring charges, resulting in a reported net gain of $9.4 million.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Facilities

         KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS 13, "Accounting for Leases," and, as such, these facilities are not included on its Condensed Consolidated Balance Sheet.

         The following is a schedule of operating leases payments (in thousands):

         Fiscal year ended June 30,                              Amount
         2003                                                 $   9,853
         2004                                                     5,503
         2005                                                     3,239
         2006                                                     1,618
         Thereafter                                               1,089
         --------------------------------------------------------------

         Total minimum lease payments                         $  21,302
         ==============================================================

         The lease agreement for certain Milpitas and San Jose, California facilities has a term of five years ending in November 2002, with an option to extend up to two more years. Monthly payments under this lease vary based upon the London Interbank Offering Rate (LIBOR) plus 0.42%. In addition, under the terms of the lease, KLA-Tencor must maintain compliance with certain financial covenants. As of September 30, 2002, KLA-Tencor was in compliance with all of its covenants. Under the terms of the lease, KLA-Tencor, at its option, can acquire the properties at their original cost or arrange for the properties to be acquired. The Company plans to purchase the Milpitas and San Jose, California facilities at the end of the lease term. The purchase transaction would increase land and property by approximately $119.3 million and decrease cash by approximately the same amount.

Factoring

         KLA-Tencor has an agreement with a bank to sell certain of its trade receivables and promissory notes without recourse. During the three months ended September 30, 2002, approximately $22 million of receivables were sold under these arrangements. As of September 30, 2002, approximately $33 million were outstanding. The total amount available under the facility is the Japanese yen equivalent of $49 million based upon exchange rates as of September 30, 2002. KLA-Tencor does not believe it is materially at risk for any losses as a result of this agreement.

Purchase Commitments

         KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply chain for key components. KLA-Tencor's liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary amongst different suppliers. As such, it is difficult to accurately report its true open commitments at any particular point in time. However, the Company estimates its open inventory purchase commitment as of September 30, 2002 to be no more than $51 million.

Derivative Instruments

         KLA-Tencor's foreign subsidiaries operate and sell KLA-Tencor's products in various global markets. As a result, KLA-Tencor is exposed to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts to hedge against certain future movements in foreign exchange rates that affect certain foreign currency denominated sales and purchase transactions. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. At September 30, 2002, KLA-Tencor had foreign exchange forward contracts maturing throughout fiscal 2003 to sell and purchase $181 million and $42 million, respectively, in foreign currency, primarily Japanese yen.

Legal Matters

         A discussion regarding certain pending legal proceedings is included in
Part I, Item 3, "Legal Proceedings," included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Since the fiscal year ended June 30, 2002, certain developments have occurred with respect to the legal proceedings described in our Annual Report as follows:

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

     Schlumberger, Inc. and Rigg Systems, Inc.

         The Schlumberger, Inc. and Rigg Systems, Inc. actions have been dismissed under circumstances that the parties have agreed to treat as confidential.


NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective July 1, 2001, KLA-Tencor adopted Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Under these accounting standards, KLA-Tencor ceased amortization of goodwill recorded for business combinations consummated prior to July 1, 2001, and reclassified amounts attributed to workforce in acquisitions made prior to July 1, 2001 that did not meet the criteria for separate recognition as other intangible assets under SFAS 141 to goodwill.

         The net carrying value of goodwill recorded through acquisitions is $15.1 million as of September 30, 2002. In accordance with SFAS 142, KLA-Tencor concluded there was no impairment of goodwill. The net carrying value of other intangible assets as of September 30, 2002 is $7.0 million; the components of which are as follows (in thousands):

                                   Gross Carrying             Accumulated               Net
                                           Amount            Amortization            Amount
-------------------------------------------------------------------------------------------

Existing technology                   $     6,062             $     2,757        $    3,305
Patents                                     4,021                     919             3,102
Trademark                                     625                     198               427
Favorable leases and other                    270                     135               135
-------------------------------------------------------------------------------------------
    Subtotal                          $    10,978             $     4,009        $    6,969
===========================================================================================


         Other intangible assets are amortized on a straight-line basis over their estimated useful lives. For the three months ended September 30, 2002 and 2001, amortization expense for other intangible assets was $0.6 million and $0.3 million, respectively. Estimated amortization expense for each of the four succeeding fiscal years is as follows:

Fiscal year ended June 30:.............................          Amount
         2003                                                     2,396
         2004                                                     2,396
         2005                                                     2,137
         2006                                                       631


NOTE 8 -- GEOGRAPHIC INFORMATION

         KLA-Tencor's has significant operations outside the United States, which include a manufacturing facility in Israel and sales, marketing and service offices in Western Europe, Japan, and the Asia Pacific region. For geographical revenue reporting, revenues are attributed to the geographic regions in which the customer is located. No single customer accounted for 10% or more of net revenues or accounts receivable in any of the periods presented. Long-lived assets consist of net property and equipment, goodwill, capitalized software and other intangibles, and other long-term assets, excluding long-term deferred tax assets and are attributed to the geographic region in which they are located. The following is a summary of operations by entities located within the indicated geographic regions for three months ended September 30, 2002 and 2001.

Three months ended September 30, (in thousands)                                            2002            2001
---------------------------------------------------------------------------------------------------------------

Revenues:
     United States                                                                 $     90,098    $    136,292
     Western Europe                                                                      72,186          80,774
     Japan                                                                               92,030         115,352
     Taiwan                                                                              65,153          67,206
     Asia Pacific                                                                        56,053         103,208
---------------------------------------------------------------------------------------------------------------
         Total                                                                     $    375,520    $    502,832
===============================================================================================================

                                                                                  September 30,        June 30,
 (in thousands)                                                                            2002            2002
---------------------------------------------------------------------------------------------------------------
Long-lived assets:
    United States                                                                  $    366,355    $    375,600
    Western Europe                                                                        7,797           8,079
    Japan                                                                                 7,541           8,878
    Taiwan                                                                                3,396           3,732
    Asia Pacific                                                                          5,433           5,435
---------------------------------------------------------------------------------------------------------------
         Total                                                                     $    390,522    $    401,724
===============================================================================================================

         The following is a summary of revenues by major products for three months ended September 30, 2002 and 2001 (as a percentage of total revenue).

Three months ended September 30,                       2002          2001
-------------------------------------------------------------------------
Defect Inspection                                      65%            68%
Metrology                                              16%            16%
Service                                                17%            10%
Software and other                                      2%             6%
-------------------------------------------------------------------------
         Total                                        100%           100%
=========================================================================

NOTE 9 - SUBSEQUENT EVENTS

         On October 10, 2002, the Board of Directors authorized the repurchase of an additional 5.0 million shares under KLA-Tencor's Stock Repurchase Program. The Stock Repurchase Program allows the Company to systematically buy back its stock from the open market.

         On November 1, 2002, KLA-Tencor exercised its purchase option under certain operating lease agreements to purchase the properties under the lease agreements for $119.3 million.

         On November 8, 2002, the compensation committee authorized approximately 5.5 million options as part of the annual performance review cycle for KLA-Tencor. There were approximately 5.0 million options authorized to non-executive employees under the 2000 Stock Option Plan, and 0.5 million options authorized to executive employees under the 1982 Stock Option Plan. KLA-Tencor intends to grant these options in four quarterly installments. The first installment of 1.4 million options (1.3 million to non-executive employees and 0.1 million to executive employees) was granted on November 8, 2002. Additionally, 60 thousand options were granted on November 8, 2002 to outside directors under the 1998 Outside Director Option Plan.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

         Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section and those set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1, "Business" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 20, 2002. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.


CRITICAL ACCOUNTING POLICIES

         The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company's critical accounting estimates as described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 20, 2002. For the three months ended September 30, 2002 there have been no changes to these critical accounting policies.


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

         During the three months ended September 30, 2002, we continued to face a significant downturn in the semiconductor industry which started early in calendar year 2001. For several quarters, there has been a worldwide softening in demand for semiconductors resulting in excess capacity and reduced demand for semiconductor manufacturing equipment. In addition there has been limited visibility as to the timing of turnaround in demand growth.

New orders by region were as follows (in millions):

                                                             Three months ended
                                                             September 30, 2002
-------------------------------------------------------------------------------
United States                                                            $   80
Western Europe                                                               30
Japan                                                                        57
Taiwan                                                                       46
Asia Pacific                                                                 29
-------------------------------------------------------------------------------
     Total orders                                                        $  242
===============================================================================

         KLA-Tencor's backlog for unshipped orders as of September 30, 2002 was approximately $529 million.

Revenues and Gross Margin

         Product revenue decreased $141 million, or 31%, to $313 million for the three months ended September 30, 2002 from $454 million for the three months ended September 30, 2001. Product revenue declines were mostly the result of reduced capital spending as a result of a semiconductor industry downturn. For the three months ended September 30, 2002, international revenue slightly increased to 76% of revenue, from 73% for the three months ended September 30, 2001, due to higher demand in Japan, Taiwan and Europe, partially offset by lower demand in Asia Pacific.

         Service revenue is generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. Service revenues were $63 million and $48 million for the three months ended September 30, 2002 and 2001 respectively. Service revenue continued to increase throughout fiscal year 2002 and first quarter of 2003 as our installed base of equipment at our customers' sites continued to grow. The amount of service revenue generated is generally proportional to the number of post-warranty systems installed at our customers' sites and the degree of utilization of those systems.

         Gross margins were 50% of revenues for the three months ended September 30, 2002, compared to 51% of revenues for the same period in the prior fiscal year. Gross margins declined year over year primarily due to reduced capacity utilization resulting from lower business volume and an increased percentage of sales in the lower margin service business. Given the downturn in the semiconductor industry we expect to have slightly decreased gross margins in the next few quarters, until we begin to experience higher business volume.

Engineering, Research and Development

         Net engineering, research and development (R&D) expenses were $71 million for the three months ended September 30, 2002, compared to $73 million for the same period in the prior fiscal year. As a percentage of revenue, R&D expenses were 19% for the three months ended September 30, 2002, compared to 15% for the same period in the prior fiscal year. The absolute dollars for R&D investment decreased primarily due to company mandated time-off, reductions in temporary labor and discretionary spending as well as other cost saving measures implemented over the last several quarters in response to the industry slow down.

         Gross engineering, research and development expenses were partially offset by $6 million and $3 million in external funding received under certain strategic development programs conducted with several of our customers and government grants for the three months ended 2002 and 2001, respectively.

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

Selling, General and Administrative

         Selling, general and administrative expenses were $70 million (excluding a one-time gain, net of restructuring charges, of $9 million) for the three months ended September 30, 2002, compared to $81 million for the same period in the prior fiscal year. As a percentage of revenue, selling, general and administrative expenses were 19% for the three months ended September 30, 2002, compared to 16% for the same period in the prior fiscal year. The absolute dollars for selling, general and administrative expenses decreased primarily due to company mandated time-off, reductions in temporary labor and discretionary spending as well as other cost saving measures implemented over the last several quarters in response to the industry slowdown.

Restructuring and Other Costs

         During the three months ended September 30, 2002, we restructured certain of our operations and facilities to accommodate the planned occupancy of our Livermore campus as well as to streamline our operations due to the industry downturn. Restructuring costs were classified into three main categories: facilities and other charges of $4.6 million and severance and benefits of $1.1 million. As part of our facilities consolidation, we are exiting several of our leased buildings and have included the remaining net book value of the related leasehold improvements as well as the future lease payments, net of anticipated sublease revenue, in the charge. If facilities rental rates continue to deteriorate or if it takes longer than expected to sublease these facilities, the actual loss could increase. Severance and benefits include involuntary termination of approximately 70 personnel from manufacturing, engineering, sales, marketing, and administration in the United States, Japan and Europe. The following table shows the details of the facilities, severance and other restructuring costs accrual as of September 30, 2002:

                                 Balance at      Non-recurring                             Balance at
(in thousands)                 June 30, 2002           charges          Utilized   September 30, 2002
-----------------------------------------------------------------------------------------------------
Facilities                          $    405         $   4,623         $   (215)             $  4,813
Severance and benefits                    --             1,127             (270)                  857
-----------------------------------------------------------------------------------------------------
   Total                            $    405         $   5,750         $   (485)             $  5,670
=====================================================================================================

         In addition, during the first fiscal quarter of 2003, we received $15.2 million as a second installment on the sale of software and intellectual property associated with its iSupport(TM) on-line customer support technology, which was netted against the above non-recurring charges, resulting in a net reported gain of $9.4 million.

Interest Income and Other, Net

         Interest income and other, net was $10 million and $13 million for the three months ended September 30, 2002, and 2001, respectively. Interest income and other, net is comprised primarily of gains realized on sales of marketable securities, interest income earned on the investment and cash portfolio, as well as income recognized upon settlement of certain foreign currency contracts and unrealized gains and losses from marking to market investments classified as trading securities. The decrease in fiscal 2002 as compared to fiscal 2001 was primarily due to decreased interest income resulting from declining interest rates and to a lesser extent, a decrease in income recognized upon the settlement of foreign currency contracts.

Provision for Income Taxes

         Our effective tax rate for the three months ended September 30, 2002 was 24%. This was lower than the effective tax rate of 26% realized in the same period of the prior fiscal year. The overall reduction in our effective tax rate was primarily the result of more R&D credits and tax-exempt interest compared relatively to these same items as a percentage of pre-tax income of the prior year quarter. There currently is pending legislation to repeal export incentives provided by the United States Tax Code. If the legislation were to be approved it would increase our effective tax rate in future periods.



Stock Option and Incentive Plans

         KLA-Tencor's stock option program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees ("knowledge employees"), and align stockholder and employee interests. The plans provide for awards in the form of stock options, stock appreciation rights, stock purchase rights, and performance shares. As of September 30, 2002, only stock options have been awarded under the plans. Under KLA-Tencor's stock option plans, options generally have vesting periods of four or five years, are exercisable for a period not to exceed ten years from the date of issuance and are granted at prices not less than the fair market value of KLA-Tencor's common stock at the grant date. This program consists of three plans: one under which non-employee directors may be granted options to purchase shares of our stock, another in which officers, key employees, consultants and all other employees may be granted options and one other in which consultants and all employees other than directors and officers may be granted options to purchase shares of our stock. Substantially all of our employees that meet established performance goals and that qualify as "knowledge employees" participate in one of our stock option plans. Options granted to employees from fiscal year 2000 through the three months ended September 30, 2002 are summarized as follows (in thousands):

                                                   Three months ended
                                                         September 30                 Fiscal year ended June 30,
                                                              2002             2002                2001             2000
                                                     ----------------   ---------------   ---------------   ---------------
Weighted average number of shares outstanding
Total options granted during the period                    189,279          187,677             185,860           182,177
                                                               353            9,760              10,274             8,166
Less options forfeited                                        (512)          (2,418)             (1,484)           (1,786)
                                                     ----------------   ---------------   ---------------   ---------------
Net options granted                                           (159)           7,974               7,856             6,682
Net grants during the period as a percentage of
total shares outstanding                                      (0.1)%            4.2%                4.2%              3.6%
Grants to top five officers during the period as a
percentage of total shares outstanding                         0.0%             0.3%                0.2%              0.2%
Grants to top five officers during the period as a
percentage of total options granted                            0.0%             6.0%                4.0%              5.0%

         During the three months ended September 30, 2002, the Company granted options to purchase approximately 0.4 million shares of stock to employees, which was a net forfeiture of options of 0.2 million shares after deducting options forfeited of 0.5 million. The net options granted after forfeiture represented (0.1)% of total outstanding shares of approximately 189.3 million as of September 30, 2002.

         During the three months ended September 30, 2002, there were no options granted to any of the top five officers, who represent the chief executive officer and each of the four other most highly compensated executive officers whose salary plus bonus exceeded $100,000 for the fiscal year ended June 30, 2002. All stock option grants to officers are made with a review by, and with the approval of the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the NASDAQ Stock Market.

         The following table summarizes stock options exercised by the top five officers during the three months ended September 30, 2002:

                                                           Total Number of
                                                           Securities Underlying   Total Value of Unexercised,
                                                           Unexercised Options at  In-the-Money Options at
                                                           September 30, 2002      September 20, 2002  (1)
                                                          -----------------------------------------------------------
                               Shares       Value         Vested        Unvested   Exercisable     Unexercisable
                               Acquired on  Realized
                               Exercise
Kenneth Levy                   0            0             886,011       98,217     $12,531,077     $70,734
Chairman of the Board

Kenneth L. Schroeder           0            0             784,743       467,957    $9,189,417      $91,017
Chief Executive Officer

Gary E. Dickerson              0            0             193,212       204,153    $772,129        $66,611
President & Chief Operating
Officer

John Kispert                   0            0             55,249        112,951    $142,824        $21,407
Executive Vice President and
Chief Financial Officer

Dennis Fortino                 0            0             81,071        111,846    $83,321         $24,083
Executive Vice President

(1) Total Value of vested options based on fair market value of Company's Common Stock of $27.94 per share as of September 30, 2002.

         The following table summarizes KLA-Tencor's stock option plans as of September 30, 2002(1):

                                                                                         Number of securitie
                            Number of securities to         Weighted-average              remaining availabl
                            be issued upon exercise         exercise price of             or future issuance
                             of outstanding options       outstanding options        under stock option plan
                           ------------------------       -------------------   ----------------------------

Stock option
plan approved by
stockholders (3)                         23,966,066       $             27.29                     12,067,495

Stock option plan
not approved by
stockholders(1)(2)                        5,660,648                     35.38                      7,440,047 (1)
                           ------------------------       -------------------   -----------------------------
Total                                    29,626,714       $             28.70                     19,507,542
                           ========================       ===================   ============================

(1) In August 2002, the Board of Directors authorized an increase in the number of securities reserved for additional future issuance under the Company's stock option plans (other than the Company's [Director Stock Option Plan]) of an aggregate of 7,589,102 shares.
(2) Officers and directors are not eligible to receive options granted under this plan.
(3) In August 2002, the 1982 Stock Option plan, the Company reserved an additional 5,691,826 shares of its common stock in accordance with the provisions of the plan


         The summary activity under the stock option plans, was as follows:

                                                                                                 Weighted-
                                                       Available                Options            Average
                                                       For Grant            Outstanding              Price
----------------------------------------------------------------------------------------------------------
Balances at June 30, 2000                              5,146,702             22,355,712          $   20.23
     Additional shares reserved                       11,216,391                     --                 --
     Options granted                                 (10,273,504)            10,273,504              37.09
     Options canceled/expired                          2,418,485             (2,418,485)             36.15
     Options exercised                                        --             (3,921,145)             14.71
----------------------------------------------------------------------------------------------------------
Balances at June 30, 2001                              8,508,074             26,289,586          $   26.18
     Additional shares reserved                        5,610,752                     --                 --
     Options granted                                  (9,760,303)             9,760,303              31.83
     Options canceled/expired                          1,786,295             (1,786,295)             32.55
     Options exercised                                       ---             (4,173,887)             19.36
------------------------------------------------------------------------------------------------------------
Balances at June 30, 2002                              6,144,818             30,089,707          $   28.60
Additional shares reserved                            13,280,928                     --                 --
     Options granted                                    (352,550)               352,550              30.31
     Options canceled/expired                            511,686               (511,686)             34.14
     Options exercised                                   303,857               (303,857)             14.00
----------------------------------------------------------------------------------------------------------
Balances at September 30, 2002                        19,888,739             29,626,714          $   28.72
==========================================================================================================


LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and short-term investments balances during the three months ended September 30, 2002 increased to $752 million from $673 million at June 30, 2002. In addition marketable securities classified as long-term at September 30, 2002 decreased to $599 million from $660 million at June 30, 2002. KLA-Tencor has historically financed its operations through cash generated from operations. Net cash provided by operating activities for the three months ended September 30, 2002 was $65 million, compared to $19 million of net cash from operating activities for the same period of the prior fiscal year. The increase primarily resulted from a lower accounts receivable balance and increase in other current liabilities balances. Accounts receivable declined primarily due to strong collections, as well as lower shipments. Net cash used in investing activities for the three months ended September 30, 2002 was $14 million, compared to $161 million for the same period of the prior fiscal year, primarily from decreased net purchases of marketable securities and to a lesser extent a decrease in capital expenditures.

         Net cash used in financing activities for the three months ended September 30, 2002 was $43 million as compared to $51 million for the same period of the prior fiscal year. This decline was primarily due to decreases in stock repurchases. We paid $47 million for the repurchase of our common stock under our stock repurchase program during the three months ended September 30, 2002 compared to $53 million for the same period of the prior year.

         The lease agreement for certain Milpitas and San Jose, California facilities has a term of five years ending in November 2002, with an option to extend up to two more years. Monthly payments under this lease vary based upon the London Interbank Offering Rate (LIBOR) plus 0.42%. Under the terms of the lease, KLA-Tencor, at its option, can acquire the properties at their original cost or arrange for the properties to be acquired. We plan to purchase the Milpitas and San Jose, California facilities at the end of the lease term. The purchase transaction would increase land and property by approximately $119.3 million and decrease cash by approximately the same amount.

         The following is a schedule summarizing our significant commitments as of June 30, 2002 (in millions):

                                                           Payments Due by Period
                                    ---------------------------------------------------------------
                                    Total      1 year       2-3 years      3-4 years  Over 5 years
                                    --------------------------------------------------------------
Operating leases                   $  21.3     $   9.9        $    8.7      $    1.6         $  1.1
Lease at maturity                    119.3       119.3               -             -              -
                                   ----------------------------------------------------------------
                                   $ 140.6     $ 129.2        $    8.7      $    1.6         $  1.1
                                   ================================================================

         We have an agreement with a bank to sell certain of its trade receivables and promissory notes without recourse. During the three months ended September 30, 2002, approximately $22 million of receivables were sold under these arrangements. As of September 30, 2002, approximately $33 million were outstanding. The total amount available under the facility is the Japanese yen equivalent of $49 million based upon exchange rates as of September 30, 2002. We do not believe we are materially at risk for any losses as a result of this agreement.


         Additionally, we maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary amongst different suppliers. As such, it is difficult to accurately report our true open commitments at any particular point in time. However, we estimate our open inventory purchase commitment as of September 30, 2002 to be no more than $51 million.

         Working capital increased to $1.02 billion as of September 30, 2002, compared to $932 million at June 30, 2002. We believe that existing liquid capital resources and funds generated from operations combined with the ability, if necessary, to borrow funds will be adequate to meet our business requirements for the foreseeable future, including potential acquisitions or strategic investments, capital expenditures for the expansion or upgrading of manufacturing capacity and working capital requirements. However, we can give no assurances that we will continue to generate sufficient funds from operations or that we will be able to borrow funds on reasonable terms in the future, if necessary.


FACTORS AFFECTING RESULTS, INCLUDING RISKS AND UNCERTAINTIES

Fluctuations in Operating Results and Stock Price

         Our operating results have varied widely in the past, and our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including those listed in this section and those set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1, "Business" in the Company's s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 20, 2002. In addition, future operating results may not follow any past trends. We believe the factors that could make our results fluctuate and difficult to predict include:
   o    global economic uncertainty;
   o    the cyclical nature of the semiconductor industry;
   o    changing international economic conditions;
   o    competitive pressure;
   o our ability to develop and implement new technologies and introduction of new products;
   o    our ability to manage our manufacturing requirements;
   o    intellectual property protection;
   o the shortage of qualified workers in the areas in which we operate; and
   o    worldwide political instability.

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

Global Economic Uncertainty

         Our business is ultimately driven by the global demand for electronic devices by consumers and businesses. This end-user demand has been significantly depressed over the last few quarters, and there has been very limited visibility as to the timing of turnaround in demand growth, and from which sector this growth will come from. A protracted global economic slowdown will continue to exacerbate this issue and may adversely affect our business and results of operation.

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

         In this environment, we must continue to make significant investments in research and development in order to enhance the performance and functionality of our products, to keep pace with competitive products and to satisfy customer demands for improved performance, features and functionality. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements or that we will be able to secure the financial resources necessary to fund future development. Substantial research and development costs typically are incurred before we confirm the technical feasibility and commercial viability of a product, and not all development activities result in commercially viable products. In addition, we cannot ensure that these products or enhancements will receive market acceptance or that we will be able to sell these products at prices that are favorable to us. Our business will be seriously harmed if we are unable to sell our products at favorable prices or if the market in which we operate does not accept our products.

Key Suppliers

         We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers' orders, we do not maintain an extensive inventory of materials for manufacturing. We seek to minimize the risk of production and service interruptions and/or shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers. Our business would be harmed if we do not receive sufficient parts to meet our production requirements in a timely and cost-effective manner.

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


Effects of Recent Accounting Pronouncements

         We have adopted SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" and SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Adoption of these pronouncements did not have a significant effect on our consolidated financial statements.

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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at September 30, 2002 . Actual results may differ materially.

         As of September 30, 2002, we had an investment portfolio of fixed income securities of $895 million excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2002, the fair value of portfolio would decline by $7 million.

         As of September 30, 2002, we had net forward contracts to sell U.S. dollar equivalent of $139 million in foreign currency in order to hedge our currency exposures. If we had entered into these contracts on September 30, 2002, the U.S. dollar equivalent would be $137 million. A 10% adverse move in currency exchange rates affecting the contracts from their September 30, 2002 would decrease the fair value of the contracts by $17 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that our hedging strategy should yield no material net impact to net income or cash flows.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

         Within 90 days prior to the date of this report (the Evaluation Date), the Company's Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

         A discussion regarding certain pending legal proceedings is included in
Part I, Item 3, "Legal Proceedings," included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Since the fiscal year ended June 30, 2002, certain developments have occurred with respect to the legal proceedings described in our Annual Report as follows:

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


     Schlumberger, Inc. and Rigg Systems, Inc.

         The Schlumberger, Inc. and Rigg Systems, Inc. actions have been dismissed under circumstances that the parties have agreed to treat as confidential.

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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

       99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


       99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Form 8-K

       The Registrant filed a Report on Form 8-K dated September 25, 2002 to report an event under Item 5.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         KLA-Tencor Corporation
                                                                    (Registrant)



November 13, 2002                              /s/  KENNETH L. SCHROEDER
-------------------------------         ---------------------------------------
         (Date)                                     Kenneth L. Schroeder
                                           Chief Executive Officer and Director
                                               (Principal Executive Officer)




November 13, 2002                                 /s/ JOHN H. KISPERT
-------------------------------         ---------------------------------------
         (Date)                                      John H. Kispert
                                                 Executive Vice President
                                                and Chief Financial Officer
                                               (Principal Accounting Officer)

CERTIFICATIONS

I, Kenneth L. Schroeder certify that:

1.   I have reviewed this quarterly report on Form 10-Q of KLA-Tencor
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                                   /s/  KENNETH L. SCHROEDER
---------------------                    ---------------------------------------
    (Date)                                            Kenneth L. Schroeder
                                           Chief Executive Officer and Director
                                              (Principal Executive Officer)

I, John H. Kispert certify that:

1.   I have reviewed this quarterly report on Form 10-Q of KLA-Tencor
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13, 2002                                       /s/ JOHN H. KISPERT
---------------------------                    ---------------------------------
         (Date)                                            John H. Kispert
                                                     Executive Vice President
                                                    and Chief Financial Officer
                                                  (Principal Accounting Officer)