Form 10-Q
period 2002-12-31
KLA TENCOR CORP
filed 2003-02-13
CIK 319201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended: December 31, 2002

                                       or

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

                                  Yes [X] No_____



         As of January 31, 2003 there were 190,203,282 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

                                      INDEX

                                                                                                       Page
                                                                                                     Number
PART I           FINANCIAL INFORMATION

Item 1           Financial Statements (unaudited)

                    Condensed Consolidated Unaudited Balance Sheets at
                    December 31, 2002 and June 30, 2002 ............................................       3

                    Condensed Consolidated Unaudited Statements of Operations
                    for the Three and Six Months Ended December 31, 2002 and 2001...................       4

                    Condensed Consolidated Unaudited Statements of Cash Flows
                    for the Six Months Ended December 31, 2002 and 2001.............................       5

                    Notes to Condensed Consolidated Unaudited Financial Statements..................       6


Item 2           Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..........................................................      18


Item 3           Quantitative and Qualitative Disclosures About Market Risk.........................      31

Item 4           Controls and Procedures............................................................


PART II          OTHER INFORMATION

Item 1           Legal Proceedings..................................................................      33

Item 4           Submission of Matters to a Vote of Security Holders                                      34

Item 6           Exhibits and Reports on Form 8-K...................................................      34


SIGNATURES            ..............................................................................      35
----------

CERTIFICATIONS        ..............................................................................      36
--------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             KLA-TENCOR CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                          December 31,             June 30,
(in thousands)                                                                 2002                  2002
------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                                             $     530,595         $     429,820
   Marketable securities                                                       275,052               243,526
   Accounts receivable, net                                                    257,561               277,006
   Inventories                                                                 289,956               323,016
   Other current assets                                                        355,717               345,920
------------------------------------------------------------------------------------------------------------
         Total current assets                                                1,708,881             1,619,288

Land, property and equipment, net                                              400,367               300,560
Marketable securities                                                          503,574               660,237
Other assets                                                                   138,024               137,633
------------------------------------------------------------------------------------------------------------
         Total assets                                                    $   2,750,846         $   2,717,718
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $      22,947         $      52,988
   Deferred profit                                                             177,851               193,852
   Unearned revenue                                                             49,734                54,886
   Other current liabilities                                                   400,513               385,764
------------------------------------------------------------------------------------------------------------
         Total current liabilities                                             651,045               687,490
------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 6)

Stockholders' equity:
   Common stock and capital in excess of par value                             751,413               765,946
   Retained earnings                                                         1,340,188             1,259,695
   Accumulated other comprehensive income                                        8,200                 4,587
------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                          2,099,801             2,030,228
------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                      $   2,750,846         $   2,717,718
============================================================================================================

See accompanying notes to condensed consolidated financial statements.


                             KLA-TENCOR CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                               Three months ended             Six months ended
                                                                 December 31,                   December 31,
(in thousands, except per share data)                            2002         2001           2002          2001
---------------------------------------------------------------------------------------------------------------

Revenue:
      Product                                              $  268,075   $  354,608      $ 580,583     $ 809,004
      Service                                                  66,843       49,540        129,855        97,976
---------------------------------------------------------------------------------------------------------------
         Total revenue                                     $  334,918      404,148        710,438       906,980
---------------------------------------------------------------------------------------------------------------

Costs and operating expenses:
Costs of goods sold                                           171,138      201,811        357,482       446,179
Research and development                                       71,935       74,061        142,788       146,984
Selling, general and administrative                            65,089       71,996        135,530       153,244
Non-recurring acquisition, restructuring
 and other, net                                                    --           --         (9,402)           --
---------------------------------------------------------------------------------------------------------------
         Total costs and operating expenses                   308,162      347,868        626,398       746,407
---------------------------------------------------------------------------------------------------------------

Income from operations                                         26,756       56,280         84,040       160,573

Interest income and other, net                                 11,702       10,001         21,872        22,553
---------------------------------------------------------------------------------------------------------------

Income before income taxes                                     38,458       66,281        105,912       183,126

Provision for income taxes                                      9,230       17,233         25,419        47,613
---------------------------------------------------------------------------------------------------------------

Net income                                                 $   29,228   $   49,048      $  80,493     $ 135,513
===============================================================================================================


Earnings per basic share:

     Net income                                            $     0.15   $     0.26      $    0.43     $    0.72
                                                           ====================================================

Earnings per diluted share:

     Net income                                            $     0.15   $     0.25      $    0.42     $    0.70
                                                           ====================================================


Weighted average number of shares:
Basic                                                        189,018       186,200        189,229       186,928
                                                           ====================================================
Diluted                                                      193,519       194,637        193,904       194,855
                                                           ====================================================


See accompanying notes to condensed consolidated financial statements.


                             KLA-TENCOR CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                          Six Months Ended
                                                                                            December 31,
(in thousands)                                                                         2002            2001
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                   $   80,493         $   135,513
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                               35,434              33,345
        Deferred income taxes                                                           --              (2,645)
        Non-recurring acquisition, restructuring
         and other, net                                                             (9,402)                 --
        Net (gain) loss on sale of marketable securities                            (8,677)              1,077
        Changes in assets and liabilities:
              Accounts receivable, net                                              19,446              36,590
              Inventories                                                           33,057              58,975
              Other assets                                                         (11,139)            (14,318)
              Accounts payable                                                     (30,039)            (18,195)
              Deferred profit                                                       16,001            (130,290)
              Other current liabilities                                            (27,265)            (44,708)
---------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                             97,909              55,344
--------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of land, property and equipment, net                                  (126,155)            (50,776)
   Cash paid for acquisition                                                            --              (4,035)
   Purchase of marketable securities                                              (799,620)           (783,564)
   Proceeds from sale of marketable securities                                     892,439             552,104
   Proceeds from maturity of marketable securities                                  49,468              84,478
--------------------------------------------------------------------------------------------------------------
              Net cash provided (used) in investing activities                      16,132            (201,793)
--------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Issuance of common stock                                                         33,826              34,161
   Stock repurchases                                                               (48,359)           (110,812)
   Net payments under short-term debt obligations                                       --                (499)
---------------------------------------------------------------------------------------------------------------
              Net cash used in financing activities                                (14,533)            (77,150)
---------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash
    and cash equivalents                                                             1,267              (3,059)
---------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                               100,775            (226,658)

Cash and cash equivalents at beginning of period                                   429,820             529,674
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $  530,595         $   303,016
==============================================================================================================
Supplemental cash flow disclosures:
   Income taxes (refunded) paid, net                                            $   (2,924)        $   (16,136)
                                                                                ===========        ===========
   Interest paid                                                                $      142         $       428
                                                                                ===========        ===========

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

     The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2003.

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

     Marketable Securities Short-term marketable securities include debt and equity securities acquired with maturities exceeding three months but less than one year from the date of acquisition. Non-current marketable securities include debt securities acquired with maturities exceeding one year from the date of acquisition. While KLA-Tencor's intent is to hold debt securities to maturity, KLA-Tencor has classified all debt securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value determined based on quoted market prices at the reporting date for those instruments, with unrealized gains and losses excluded from earnings and included in "Accumulated other comprehensive income," net of applicable taxes, until realized. KLA-Tencor has classified some equity securities that have readily determinable fair values in a similar manner. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in "Interest income and other, net" in the Condensed Consolidated Statements of Operations. Certain equity securities have been classified as trading securities. These trading securities are reported at fair value determined based on quoted market prices at the reporting date for those instruments, with unrealized gains or losses included in earnings for the applicable period. The net amount of such gains and losses for the three months and six months ended December 31, 2002 were not material. As of December 31, 2002, the fair value of the trading securities was $11 million.

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

     Impairment of Long-Lived Assets KLA-Tencor evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets." An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition is less than the carrying value of the asset.

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

     Warranty KLA-Tencor provides standard warranty coverage on its systems for twelve months, providing labor and parts necessary to repair the systems during the warranty period. KLA-Tencor accounts for the estimated warranty cost as a charge to cost of sales when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, KLA-Tencor calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. KLA-Tencor updates these estimated charges every quarter. The actual product performance and/or field expense profiles may differ, and in those cases KLA-Tencor adjusts warranty accruals accordingly. The following table shows the details of the product warranty accrual, as required by Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," for the three months ended December 31, 2002:

                                                                                       Amount of
                                                                                       Liability
(in thousands)                                                                     Debit/(Credit)
-------------------------------------------------------------------------------------------------

Balance at September 30, 2002                                                         $   (42,762)
Accruals for warranties issued during the period                                          (12,638)
Changes in liability related to pre-existing warranties                                     5,283
Settlements made during the period                                                         11,570
-------------------------------------------------------------------------------------------------
Balance at December 31, 2002                                                          $   (38,547)
=================================================================================================

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

     Prior to the implementation of SAB 101, system revenue was generally recognized upon shipment. Effective July 1, 2000, KLA-Tencor changed its method of accounting for system sales to generally recognize revenue upon a positive affirmation by the customer that the system has been installed and is operating according to predetermined specifications. In certain limited cases, KLA-Tencor may deviate from the need for a written acceptance by the customer, as follows:
o When system sales to independent distributors have no installation, contain no acceptance agreement, and 100% payment is due upon shipment, revenue is recognized on shipment;
o When the system requires no integration and installation is inconsequential, revenue is recognized on shipment. In these cases KLA-Tencor is required to perform the installation but KLA-Tencor considers installation not essential to the functionality of the equipment, and there are no additional tests required to be performed on-site. In addition, third party distributors and customers regularly complete the installation of these tools;
o When the customer fab has already accepted the same tool, with the same specifications on the same process, for the same application, and it can be objectively demonstrated that it meets all of the required acceptance criteria upon shipment, a portion of revenue can be recognized at the time of shipment. Revenue recognized upon shipment is exclusive of the amount allocable to the installation element. Revenue attributable to the installation element is the higher of the payment amount due upon acceptance or the fair value of installation;
o When the system is performing in production and meets all published and contractually agreed specifications, but the customer withholds signature on our acceptance document due to warranty or other issues unrelated to product performance;
o When the system is damaged during transit, revenue is recognized upon receipt of cash payment from the customer.

     Total revenue recognized under conditions where KLA-Tencor deviates from the need for a written acceptance by the customer were less than 3.5% and 3.0% of total revenue for the three months and six months ended December 31, 2002, respectively, compared with 2.5% of total revenue for each of the three and six months ended December 31, 2001, respectively.

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

     As a result of implementing SAB 101, KLA-Tencor changed its method of accounting for revenue recognition. This change resulted in cumulative deferred revenue of $660.9 million as of July 1, 2000, which was recorded as a non-cash charge of $306.4 million (after reduction for product and warranty costs of $207 million and income taxes of $147.5 million). The deferred profit balance as of December 31, 2002 was $178 million and equals the amount of system revenue that was invoiced and due on shipment but deferred under SAB 101 less applicable product and warranty costs. KLA-Tencor also defers the fair value of non-standard warranty bundled with equipment sales as unearned revenue. The unearned revenue balance as of December 31, 2002 and June 30, 2002 was $50 million and $55 million, respectively. Strategic Development Agreements Gross engineering, research and development expenses were partially offset by external funding received under certain strategic development programs conducted with several of our customers and government grants. The Company received external funding of $4 million and $10 million for the three and six months ended December 31, 2002, respectively, compared to $3 million and $6 million for the three and six months ended December 31, 2001, respectively.

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

     During the three months and six months ended December 31, 2002, options to purchase approximately 6,358,394 shares and 5,869,964 shares, respectively, at prices ranging from $37.05 to $68.00, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares. During the three months and six months ended December 31, 2001, options to purchase approximately 10,875,333 shares and 4,580,198 shares, respectively, at prices ranging from $33.75 to $68.00 were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares.

     Accounting for Stock-Based Compensation Plans: KLA-Tencor accounts for its employee stock option and employee stock purchase plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock- based employee compensation is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Reclassifications Certain prior year balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

     Recent Accounting Pronouncements KLA-Tencor adopted SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" and SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Adoption of these pronouncements did not have a significant effect on our consolidated financial statements.

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

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company is reviewing EITF Issue No. 00-21 and has not yet determined the impact this issue will have on its consolidated operating results and financial position.

     In December 2002, FASB issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation Transition and Disclosure". This Statement amends FASB Statement No. 123 ("SFAS 123"); "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Since KLA-Tencor is continuing to account for stock-based compensation according to APB 25, adoption of SFAS 148 will require KLA-Tencor to provide prominent disclosures about the effects of SFAS 123 on reported income and will require disclosure of these affects in the interim consolidated financial statements as well. SFAS 148 will be effective for interim fiscal periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its consolidated operating results and financial position.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on the consolidated financial statements.


NOTE 2 - INVENTORIES

     Inventories are stated at the lower of standard cost (which approximates the first-in, first-out basis) or market. The components of inventories are as follows:

                                                                          December 31,                June 30,
(in thousands)                                                                   2002                    2002
--------------------------------------------------------------------------------------------------------------

Inventories
     Customer service parts                                               $    116,039            $    116,240
     Raw materials                                                              44,293                  75,753
     Work-in-process                                                            60,790                  53,542
     Demonstration equipment                                                    40,998                  54,003
     Finished goods                                                             27,836                  23,478
--------------------------------------------------------------------------------------------------------------
          Total                                                           $    289,956            $    323,016
==============================================================================================================

NOTE 3 - STOCK REPURCHASE PROGRAM

     The Company has adopted a plan to repurchase shares of its Common Stock on the open market for the purpose of partially offsetting dilution created by employee stock options and stock purchase plans. On October 10, 2002, the Board of Directors authorized the repurchase of an additional 5.0 million shares under the plan. During the six months ended December 31, 2002 and 2001, the Company repurchased 1,466,000 and 3,130,000 shares of its Common Stock at a cost of approximately $48 million and $111 million.


NOTE 4  - COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

                                                                     Three months ended           Six months ended
                                                                      December 31,                    December 31,
(in thousands)                                                        2002           2001        2002         2001

-------------------------------------------------------------------------------------------------------------------
Net income                                                       $  29,228   $   49,048     $  80,493    $ 135,513
-------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss):
 Currency translation adjustments                                    3,966       (6,586)        1,600       (2,659)
 Gain (loss) on cash flow hedging instruments, net                  (1,356)       3,977         1,469        1,235
 Unrealized gains (losses) on investments, net of taxes
  (benefits) of $ (2,097) and $ 343 for the three and six months ended December 31, 2002 and $80 and $281 for the three and
  six month months ended December 31, 2001                          (3,321)        (126)          544         (445)
-------------------------------------------------------------------------------------------------------------------
       Other comprehensive income (loss)                              (711)      (2,735)        3,613       (1,869)
-------------------------------------------------------------------------------------------------------------------
       Total Comprehensive Income                                $  28,517   $   46,313     $  84,106    $ 133,644
===================================================================================================================


NOTE 5 - NONRECURRING ACQUISITION, RESTRUCTURING AND OTHER COSTS

Restructuring and Other Costs

     During the three months ended September 30, 2002, KLA-Tencor restructured certain of its operations and facilities to accommodate the planned occupancy of its Livermore campus and to streamline operations due to the industry downturn. Restructuring costs were classified into two main categories: facilities and other charges of $4.6 million and severance and benefits of $1.1 million. As part of the facilities consolidation, KLA-Tencor is exiting several of its leased buildings and have included the remaining net book value of the related leasehold improvements as well as the future lease payments, net of anticipated sublease revenue, in the charge. Severance and benefits include involuntary termination of approximately 70 personnel from manufacturing, engineering, sales, marketing, and administration in the United States, Japan and Europe. The following table shows the details of the facilities, severance and other restructuring costs accrual for the six months ended December 31, 2002:

                                 Balance at      Non-recurring                             Balance at
(in thousands)                 June 30, 2002           charges          Utilized      December 31, 2002
--------------------------------------------------------------------------------------------------------
Facilities and other                $    405         $   4,623         $   (801)             $     4,227
Severance and benefits                    --             1,127             (862)                     265
--------------------------------------------------------------------------------------------------------
   Total                            $    405         $   5,750         $ (1,663)             $     4,492
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

     The following is a schedule of operating leases payments as of December 31, 2002 (in thousands):

         Fiscal year ended June 30,                              Amount
         --------------------------------------------------------------
         2003                                                 $   5,630
         2004                                                     7,127
         2005                                                     4,469
         2006                                                     2,459
         Thereafter                                               7,210
         --------------------------------------------------------------

         Total minimum lease payments                         $  26,895
         ==============================================================

     The lease agreement for certain Milpitas and San Jose, California facilities had a term of five years ending in November 2002, with an option to extend up to two more years. Under the terms of the lease, KLA-Tencor, at its option, could acquire the properties at their original cost or arrange for the properties to be acquired. In November 2002, the Company purchased these facilities at the end of the lease term. The purchase transaction increased land and property by approximately $120 million and decreased cash by the same amount.

Factoring

     KLA-Tencor has agreements with two banks to sell certain of its trade receivables and promissory notes without recourse. During the three months and six months ended December 31, 2002, approximately $26 million and $48 million, respectively, of receivables were sold under these arrangements. As of December 31, 2002, approximately $34 million of receivables sold under these arrangements were outstanding. The total amount available under the facility is the Japanese yen equivalent of $92 million based upon exchange rates as of December 31, 2002. KLA-Tencor does not believe it is materially at risk for any losses as a result of this agreement.

Purchase Commitments

     KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply chain for key components. KLA-Tencor's liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary amongst different suppliers. As such, it is difficult to precisely report its true open commitments at any particular point in time. However, the Company estimates its open inventory purchase commitment as of December 31, 2002 to be no more than $49 million.

Derivative Instruments

     KLA-Tencor's foreign subsidiaries operate and sell KLA-Tencor's products in various global markets. As a result, KLA-Tencor is exposed to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts to hedge against certain future movements in foreign exchange rates that affect certain foreign currency denominated sales and purchase transactions. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. At December 31, 2002, KLA-Tencor had foreign exchange forward contracts maturing throughout fiscal 2003 to sell and purchase $172 million and $55 million, respectively, in foreign currency, primarily Japanese yen.

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

     Tokyo Seimitsu Co. Ltd.

     On June 27, 2001, we sued Tokyo Seimitsu Co. Ltd. and TSK America Inc. ("TSK"), a competitor, in the U.S. District Court in the Northern District of California alleging that TSK infringes on one of the Company's patents. The suit seeks damages and an injunction under U.S. Patent No. 4,805,123 (`123 patent). TSK filed a counterclaim in the same court seeking a declaration that the `123 patent is invalid, unenforceable and not infringed, and also alleged violations of the antitrust and unfair competition laws.

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

     The net carrying value of goodwill recorded through acquisitions is $16.2 million as of December 31, 2002. In accordance with SFAS 142, KLA-Tencor concluded there was no impairment of goodwill. The net carrying value of other intangible assets as of December 31, 2002 is $7.0 million; the components of which are as follows (in thousands):

                                    Gross Carrying            Accumulated               Net
                                            Amount           Amortization            Amount
--------------------------------------------------------------------------------------------
Existing technology                   $     6,062             $     3,063        $    2,999
Patents                                     4,761                   1,231             3,530
Trademark                                     625                     230               395
Favorable leases and other                    270                     149               121
--------------------------------------------------------------------------------------------
 Subtotal                             $    11,718             $     4,673         $   7,045
============================================================================================


     Other intangible assets are amortized on a straight-line basis over their estimated useful lives. For the three months ended December 31, 2002 and 2001, amortization expense for other intangible assets was $0.6 million and $0.6 million, respectively. For the six months ended December 31, 2002 and 2001, amortization expense for other intangible assets was $1.2 million and $0.9 million, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal year ended June 30:.............................          Amount
         2003                                                 $   2,454
         2004                                                     2,454
         2005                                                     2,195
         2006                                                       689
         Thereafter                                                 488


NOTE 8 - GEOGRAPHIC INFORMATION

     KLA-Tencor is engaged primarily in designing, manufacturing, and marketing yield management and process control systems for the semiconductor industry. KLA-Tencor conducts business globally and has significant operations outside the United States, which include a manufacturing facility in Israel and sales, marketing and service offices in Europe, Japan, and the Asia Pacific region. Geographical revenue is attributed to the geographic regions in which the customer is located. The following is a summary of operations by the indicated geographic regions for the three months and six months ended December 31, 2002 and 2001.

                                                           Three months ended                 Six months ended
                                                            December 31, 2002                December 31, 2002
 (in thousands)                                           2002           2001              2002            2001
---------------------------------------------------------------------------------------------------------------

Revenue:
     United States                                $     91,959   $    101,369      $    182,057    $    237,661
     Europe                                             40,545         64,260           112,731         145,034
     Japan                                              65,848         93,828           157,878         209,179
     Taiwan                                             85,537         82,591           150,690         149,797
     Asia Pacific                                       51,029         62,100           107,082         165,309
---------------------------------------------------------------------------------------------------------------
         Total                                    $    334,918   $    404,148      $    710,438    $    906,980
===============================================================================================================

     Long-lived assets consist of net property and equipment, goodwill, capitalized software and other intangibles, and other long-term assets, excluding long-term deferred tax assets and are attributed to the geographic region in which they are physically located:

                                                                         December 31,         June 30,
 (in thousands)                                                                 2002             2002
-----------------------------------------------------------------------------------------------------
Long-lived assets:
    United States                                                      $     478,378     $    375,600
    Europe                                                                     7,745            8,079
    Japan                                                                      7,408            8,878
    Taiwan                                                                     3,179            3,732
    Asia Pacific                                                               5,052            5,435
-----------------------------------------------------------------------------------------------------
         Total                                                         $     501,762     $    401,724
=====================================================================================================

     The following is a summary of revenue by major products for the three months and six months ended December 31, 2002 and 2001 (as a percentage of total revenue).

                                                           Three months ended                 Six months ended
                                                            December 31, 2002                December 31, 2002
                                                          2002           2001              2002            2001
---------------------------------------------------------------------------------------------------------------

Revenue:
     Defect Inspection                                     56%            67%               61%             67%
     Metrology                                             16%            15%               16%             16%
     Service                                               20%            12%               18%             11%
     Software and other                                     8%             6%                5%              6%
---------------------------------------------------------------------------------------------------------------
     Total                                                100%           100%              100%            100%
===============================================================================================================

     In the three and six months ended December 31, 2002 and 2001, no single customer accounted for more than 10 percent of revenue.

NOTE 9 - SUBSEQUENT EVENTS

     On January 28, 2002, a second installment of 2.9 million options (2.7 million to non-executive employees and 0.2 million to executive employees) was granted, as part of the fiscal year 2002 annual performance cycle review of KLA-Tencor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Such forward-looking statements include, among others, those statements regarding the future results of our operations; the allocation of capital spending by our customers; technological trends in the semiconductor industry; our future product offerings and product features, as well as market acceptance of new products; the growth in demand for process controls; anticipated revenue from various domestic and international regions; international sales and operations; maintenance of our competitive advantage; success of our product offerings; creation of programs for research and development; attraction and retention of employees; management of risks involved in acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; the outcome of any litigation to which we are a party; results of our investment in leading edge technologies; our future income tax rate; the effects of hedging transactions; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

     Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section and those set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1, "Business" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the Securities and Exchange Commission ("SEC") on September 20, 2002. You should carefully review these risks and also review the risks described in other documents we file from time to time with the SEC. You are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.


CRITICAL ACCOUNTING POLICIES

     The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company's critical accounting estimates as described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 20, 2002. For the six months ended December 31, 2002 there have been no changes to these critical accounting policies.


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

     We continue to face a significant downturn in the semiconductor industry, which started in early calendar year 2001. Although new orders grew sequentially by more than $40 million in the three months ended December 31, 2002, compared to the previous quarter, we still have very limited visibility as to the timing of a broad based turnaround in the growth of demand for semiconductors.

     Over the longer term, we expect process control to continue to represent a higher percentage of our customers' capital spending. We believe this increase in process control spending will be driven by the demand for more precise diagnostics capabilities as a result of further shrinking of device feature sizes, the transition to copper and other new materials, and the move toward 300 millimeter wafers. We anticipate these factors will drive increased demand for our products and services when the semiconductor industry recovers.

New orders by region were as follows (in millions):

                                                     Three months ended                 Three months ended
                                                      December 31, 2002                 September 30, 2002
----------------------------------------------------------------------------------------------------------
United States                                                 $      92                          $      80
Europe                                                               58                                 30
Japan                                                                67                                 57
Taiwan                                                               17                                 46
Asia Pacific                                                         52                                 29
----------------------------------------------------------------------------------------------------------
     Total orders                                             $     286                          $     242
==========================================================================================================

KLA-Tencor's backlog for unshipped orders as of December 31, 2002 was approximately $463 million.

Revenue and Gross Margin

     Product revenue decreased $87 million, or 24%, to $268 million for the three months ended December 31, 2002 from $355 million for the three months ended December 31, 2001. Product revenue declined $228 million, or 28%, to $581 million for the six months ended December 31, 2002 from $809 million for the six months ended December 31, 2001. Our decline in product revenue resulted primarily from reduced capital spending by our customers as a result of a significant reduction in the demand for semiconductors over the last two years. International revenue decreased to 73% of revenue, in the three months ended December 31, 2002 from 75% in the same period of the prior fiscal year, due to lower revenue in Japan and Europe partially offset by higher revenue in Taiwan. International revenue remained relatively constant at 74% of revenue, for each of the six months ended December 31, 2002 and 2001. In the three and six months ended December 31, 2002 and 2001, no single customer accounted for more than 10% of our revenue.

     Service revenue is generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. Service revenue were $67 million and $50 million for the three months ended December 31, 2002 and 2001, respectively. Service revenue were $130 million and $98 million for the six months ended December 31, 2002 and 2001, respectively. Service revenue continued to increase throughout fiscal year 2002 and the first six months of fiscal 2003 as our installed base of equipment at customer sites continued to grow. The amount of service revenue generated is generally proportional to the number of post-warranty systems installed at customer sites and the degree of utilization of those systems. We expect service revenue to remain flat to slightly higher in the next few quarters.

     Gross margins as a percentage of revenue were 49% and 50% for the three and six months ended December 31, 2002, compared to 50% and 51% for the same periods in the prior fiscal year. Gross margin declined year over year primarily due to our reduced capacity utilization resulting from lower production volume and an increased percentage of sales in the service business, partially offset by favorable warranty costs experienced by our latest generation products as they continue to mature. In the near term, we expect our gross margin percentage to remain relatively flat.

Engineering, Research and Development

     Net engineering, research and development ("R&D") expenses were $72 million and $143 million for the three and six months ended December 31, 2002, compared to $74 million and $147 million for the same periods in the prior fiscal year. As a percentage of revenue, R&D expenses were 22% and 20% for the three and six months ended December 31, 2002, compared to 18% and 16% for the same periods in the prior fiscal year. The absolute dollars for R&D investment decreased primarily due to company mandated time-off, reductions in labor and discretionary spending as well as other cost saving measures implemented over the last several quarters in response to the industry slow down.

     Gross engineering, research and development expenses were partially offset by external funding received under certain strategic development programs conducted with several of our customers and government grants. We received external funding of $4 million and $10 million for the three and six months ended December 31, 2002, respectively compared to $3 million and $6 million for the three and six months ended December 31, 2001, respectively.

     Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial investments in our research and development efforts. We remain committed to product development in new and emerging technologies as we address the further shrinking of device feature sizes, the transition to copper and other new materials, and the move toward 300-millimeter wafers. Our investments in new technology and existing product enhancements are intended to enable our customers to achieve a higher return on their capital investments and higher productivity through cost-effective, leading edge technology solutions.

Selling, General and Administrative

     Selling, general and administrative expenses were $65 million and $136 million for the three and six months ended December 31, 2002, compared to $72 million and $153 million for the same periods in the prior fiscal year. As a percentage of revenue, selling, general and administrative expenses were 19% for the three and six months ended December 31, 2002, compared to 18% and 17% for the same periods in the prior fiscal year. The absolute dollars for selling, general and administrative expenses decreased primarily due to company mandated time-off, reductions in labor and discretionary spending as well as other cost saving measures implemented over the last several quarters in response to the industry slowdown and the ongoing global economic weakness. We expect our selling, general and administrative expenses to continue to decrease in absolute dollars as we continue to realize the benefits from these cost saving measures.

Restructuring and Other Costs

     During the three months ended September 30, 2002, we restructured certain of our operations and facilities to accommodate the planned occupancy of our Livermore campus and as to streamline our operations due to the industry downturn. Restructuring costs were classified into two main categories: facilities and other charges of $4.6 million and severance and benefits of $1.1 million. As part of our facilities consolidation, we are exiting several of our leased buildings and have included the remaining net book value of the related leasehold improvements as well as the future lease payments, net of anticipated sublease revenue, in the charge. If facilities rental rates continue to deteriorate or if it takes longer than expected to sublease these facilities, the actual loss could increase. Severance and benefits include involuntary termination of approximately 70 personnel from manufacturing, engineering, sales, marketing, and administration in the United States, Japan and Europe. The following table shows the details of the facilities, severance and other restructuring costs accrual as of December 31, 2002:

                                 Balance at      Non-recurring                             Balance at
(in thousands)                 June 30, 2002           charges          Utilized      December 31, 2002
--------------------------------------------------------------------------------------------------------
Facilities and other                $    405         $   4,623         $   (801)             $     4,227
Severance and benefits                    --             1,127             (862)                     265
--------------------------------------------------------------------------------------------------------
   Total                            $    405         $   5,750         $ (1,663)             $     4,492
--------------------------------------------------------------------------------------------------------

     In addition, during the first fiscal quarter of 2003, we received $15.2 million as a second installment on the sale of software and intellectual property associated with our iSupport(TM) on-line customer support technology, which we netted against the above non-recurring charges, resulting in a net reported gain of $9.4 million.

Interest Income and Other, Net

     Interest income and other, net, was $12 million and $22 million for the three and six months ended December 31, 2002, compared to $10 million and $23 million in the same periods in the prior fiscal year. Interest income and other, net is comprised primarily of gains realized on sales of marketable securities, interest income earned on our investment and cash portfolio, as well as income recognized upon settlement of certain foreign currency contracts and unrealized gains and losses from marking to market investments classified as trading securities.

Provision for Income Taxes

     Our effective tax rate for the three months and six months ended December 31, 2002 was 24%. This was lower than the effective tax rate of 26% realized in the same periods of the prior fiscal year. The overall reduction in our effective tax rate was primarily the result of more R&D credits and tax-exempt interest compared relatively to these same items as a percentage of pre-tax income of the same periods during the prior fiscal year. There currently is pending legislation to repeal export incentives provided by the United States Tax Code. If the legislation were approved it would increase our effective tax rate in future periods.

Stock Option and Incentive Plans

     KLA-Tencor's stock option program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees ("knowledge employees"), and align stockholder and employee interests. Under KLA-Tencor's stock option plans, options generally have vesting periods of four or five years, are exercisable for a period not to exceed ten years from the date of issuance and are granted at prices not less than the fair market value of KLA-Tencor's common stock at the grant date. This program consists of three plans: one under which non-employee directors may be granted options to purchase shares of our stock, another in which officers, key employees, consultants and all other employees may be granted options and one other in which consultants and all employees other than directors and officers may be granted options to purchase shares of our stock. Substantially all of our employees that meet established performance goals and that qualify as "knowledge employees" participate in one of our stock option plans. Options granted to employees from fiscal year 2000 through the six months ended December 31, 2002 are summarized as follows (in thousands):

                                                     Six months ended
                                                          December 31                 Fiscal years ended June 30,
                                                              2002             2002                2001              2000
                                                     ----------------   ---------------   ---------------   ---------------
Weighted average number of shares outstanding              189,018          187,677             185,860           182,177


Total options granted during the period                      1,912            9,760              10,274             8,166
Less options forfeited                                      (1,013)          (1,786)             (2,418)           (1,484)
                                                     ----------------   ---------------   ---------------   ---------------
Net options granted                                            899            7,974               7,856             6,682
Net grants during the period as a percentage of
total shares outstanding                                      0.5%             4.2%                4.2%              3.6%

Grants to top five officers during the period as a
percentage of total shares outstanding                       0.05%             0.3%                0.2%              0.2%

Grants to top five officers during the period as a
percentage of total options granted                           5.0%             6.0%                4.0%              5.0%

     During the six months ended December 31, 2002, the Company granted options to purchase approximately 1.9 million shares of stock to employees. The net options granted after forfeiture represented 0.5% of total outstanding shares of approximately 189.0 million as of December 31, 2002.

     During the six months ended December 31, 2002, there were 89,000 options granted to the top five officers, who represent the chief executive officer and each of the four other most highly compensated executive officers whose salary plus bonus exceeded $100,000 for the fiscal year ended June 30, 2002. All stock option grants to officers are made with a review by, and with the approval of the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the NASDAQ Stock Market.

     The following table summarizes stock options exercised by the top five officers during the six months ended December 31, 2002:

                                                          Total Number of
                                                          Securities Underlying    Total Value of
                                                          Unexercised Options at   Unexercised,
                                                          December 31, 2002        In-the-Money Options at
                                                                                   December 31, 2002  (1)

                                                          --------------------------------------------------------
                               Shares
                               Acquired on  Value
                               Exercise     Realized      Vested        Unvested   Exercisable     Unexercisable
------------------------------------------------------------------------------------------------------------------
Kenneth Levy                   0            0             907,130       84,961     $20,439,031     $426,622
Chairman of the Board

Kenneth L. Schroeder           0            0             833,774       450,356    $15,838,515     $3,016,962
Chief Executive Officer

Gary E. Dickerson              0            0             234,175       188,190    $2,054,688      $1,041,505
President & Chief Operating
Officer

John Kispert                   0            0             75,625        105,075    $489,459        $587,828
Executive Vice President and
Chief Financial Officer

Dennis Fortino                 0            0             100,384       105,033    $444,488        $541,694
Executive Vice President

(1) Total value of vested options based on fair market value of Company's Common Stock of $37.36 per share as of December 31, 2002.

     The following table summarizes KLA-Tencor's stock option plans as of December 31, 2002:

                                                                                        Number of securities
                                                                                         remaining available
                            Number of securities to         Weighted-average             for future issuance
                            be issued upon exercise           exercise price of                  under stock
                             of outstanding options       outstanding options                    option plan
                           ------------------------       -------------------   ----------------------------
Stock option
plan approved by
stockholders (3)                         23,304,780       $             27.43                     13,172,266

Stock option plan
not approved by
stockholders(1)(2)                        6,797,505                     35.70                      6,240,898 (1)
                           ------------------------       -------------------       ------------------------
Total                                    30,102,285       $             29.19                     19,413,164
                           ========================       ===================       ========================
   =

(1) In August 2002, the Board of Directors authorized an increase in the number of securities reserved for additional future issuance under the Company's stock option plans (other than the Company's Director Stock Option Plan) of an aggregate of 7,589,102 shares.
(2) Officers and directors are not eligible to receive options granted under this plan.
(3) In August 2002, the Company reserved an additional 5,691,826 shares of its common stock in accordance with the provisions of the 1982 Stock Option plan.

     On November 8, 2002, the Compensation Committee of the Board of Directors authorized approximately 5.5 million options as part of the fiscal year 2002 annual performance review cycle for KLA-Tencor. There were approximately 5.0 million options authorized to non-executive employees under the 2000 Stock Option Plan, and 0.5 million options authorized to executive employees under the 1982 Stock Option Plan. KLA-Tencor intends to grant these options over the course of the fiscal year ending June 30, 2003. The first installment of 1.4 million options (1.3 million to non-executive employees and 0.1 million to executive employees) was granted on November 8, 2002. Additionally, 60 thousand options were granted on November 8, 2002 to outside directors under the 1998 Outside Director Option Plan. The summary activity under the stock option plans, was as follows:

                                                                                                 Weighted-
                                                       Available                Options            Average
                                                       For Grant            Outstanding              Price
----------------------------------------------------------------------------------------------------------
Balances at June 30, 2000                              5,146,702             22,355,712          $   20.23
     Additional shares reserved                       11,216,391                    ---                ---
     Options granted                                 (10,273,504)            10,273,504              37.09
     Options canceled/expired                          2,418,485             (2,418,485)             36.15
     Options exercised                                       ---             (3,921,145)             14.71
------------------------------------------------------------------------------------------------------------
Balances at June 30, 2001                              8,508,074             26,289,586          $   26.18
     Additional shares reserved                        5,610,752                    ---                ---
     Options granted                                  (9,760,303)             9,760,303              31.83
     Options canceled/expired                          1,786,295             (1,786,295)             32.55
     Options exercised                                       ---             (4,173,887)             19.36
------------------------------------------------------------------------------------------------------------
Balances at June 30, 2002                              6,144,818             30,089,707          $   28.60
     Additional shares reserved                       13,280,928                    ---                ---
     Options granted                                  (1,911,216)             1,911,216              35.81
     Options canceled/expired                          1,012,374             (1,012,374)             35.00
      Options exercised                                      ---               (886,264)             18.03
----------------------------------------------------------------------------------------------------------
Balances at December 31, 2002                         18,526,900             30,102,285          $   29.19
----------------------------------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments balances during the three months ended December 31, 2002 increased to $806 million from $673 million at June 30, 2002. In addition marketable securities classified as long-term at December 31, 2002 decreased to $504 million from $660 million at June 30, 2002. KLA-Tencor has historically financed its operations through cash generated from operations. Net cash provided by operating activities for the six months ended December 31, 2002 was $98 million, compared to $55 million of net cash from operating activities for the same period of the prior fiscal year. This increase primarily resulted from a lower accounts receivable and inventories balance, partially offset by a decrease in deferred profit. Accounts receivable declined primarily due to strong collections, as well as lower product shipments. Inventories declined due to aggressive monitoring and control of inventory purchases and lower manufacturing activity. Net cash provided by investing activities for the six months ended December 31, 2002 was $16 million, compared to $202 million used in investing activities for the same period of the prior fiscal year, primarily from increased net sales of marketable securities partially offset by our purchase of certain of the leased buildings in November 2002.

     Net cash used in financing activities for the six months ended December 31, 2002 was $15 million as compared to $77 million for the same period of the prior fiscal year. This decline was primarily due to decreases in stock repurchases. We paid $48 million for the repurchase of our common stock under our stock repurchase program during the six months ended December 31, 2002 compared to $111 million for the same period of the prior year.

     The lease agreement for certain Milpitas and San Jose, California facilities had a term of five years ending in November 2002, with an option to extend up to two more years. Under the terms of the lease, we, at our option, could acquire the properties at their original cost or arrange for the properties to be acquired. In November 2002, we purchased these facilities at the end of the lease term. The purchase transaction increased land and property by approximately $120 million and decreased cash by the same amount.

     The following is a schedule summarizing our significant commitments as of December 31, 2002 (in millions):
                                             Payments Due by Period
                 ---------------------------------------------------------------
                  Total      1 year       2-3 years      3-4 years  Over 5 years
                 ---------------------------------------------------------------
Operating leases $  26.9     $   5.6        $    7.1      $    4.5        $  9.7
                 ---------------------------------------------------------------


     We have agreements with two banks to sell certain of our trade receivables and promissory notes without recourse. During the three and six months ended December 31, 2002, approximately $26 million and $48 million of receivables, respectively, were sold under these arrangements. As of December 31, 2002, approximately $34 million of receivables sold under these arrangements were outstanding. The total amount available under the facility is the Japanese yen equivalent of $92 million based upon exchange rates as of December 31, 2002. We do not believe we are materially at risk for any losses as a result of this agreement.


     Additionally, we maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary amongst different suppliers. As such, it is difficult to precisely report our true open commitments at any particular point in time. However, we estimate our open inventory purchase commitments as of December 31, 2002 to be no more than $49 million.

     Working capital increased to $1.06 billion as of December 31, 2002, compared to $932 million at June 30, 2002. We believe that existing liquid capital resources and funds generated from operations combined with the ability, if necessary, to borrow funds will be adequate to meet our business requirements for the foreseeable future, including potential acquisitions or strategic investments, capital expenditures for the expansion or upgrading of manufacturing capacity and working capital requirements. However, we can give no assurances that we will continue to generate sufficient funds from operations or that we will be able to borrow funds on reasonable terms in the future, if necessary.


FACTORS AFFECTING RESULTS, INCLUDING RISKS AND UNCERTAINTIES

Fluctuations in Operating Results and Stock Price

     Our operating results have varied widely in the past, and our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including those listed in this section and those set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1, "Business" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 20, 2002. In addition, future operating results may not follow any past trends. We believe the factors that could make our results fluctuate and difficult to predict include: o global economic uncertainty; o the cyclical nature of the semiconductor industry; o changing international economic conditions; o competitive pressure; o our ability to develop and implement new technologies and introduction of new products; o our ability to manage our manufacturing requirements; o intellectual property protection; o our ability to attract, retain, and replace key employees; and o worldwide political instability.

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

Global Economic Uncertainty

     Our business is ultimately driven by the global demand for electronic devices by consumers and businesses. This end-user demand has been significantly depressed over the last few quarters, and there has been very limited visibility as to the timing of turnaround in demand growth, and from which sector this growth will come. A protracted global economic slowdown will continue to exacerbate this issue and may adversely affect our business and results of operation.

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

     We are currently in an industry down cycle. We are not able to predict when the semiconductor industry will recover. During a down cycle, the semiconductor industry typically experiences excess production capacity that causes semiconductor manufacturers to decrease capital spending. We generally do not have long-term volume production contracts with our customers, and we do not control the timing or volume of orders placed by our customers. Whether and to what extent our customers place orders for any specific products, as well as the mix and quantities of products included in those orders, are factors beyond our control. Insufficient orders, especially in our down cycles, will result in under-utilization of our manufacturing facilities and infrastructure and will negatively affect our operating results and financial condition.

International Trade and Economic Conditions

     We serve an increasingly global market. A majority of our annual revenue is derived from outside the United States, and we expect that international revenue will continue to represent a substantial percentage of our revenue. Our international revenue and operations are affected by economic conditions specific to each country and region. Because of our significant dependence on international revenue, a decline in the economies of any of the countries or regions in which we do business could negatively affect our operating results.

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

Competition

     Our industry includes large manufacturers with substantial resources to support customers worldwide. Our future performance depends, in part, upon our ability to continue to compete successfully worldwide. Some of our competitors are diversified companies with greater financial resources and more extensive research, engineering, manufacturing, marketing and customer service and support capabilities than we can provide. We face competition from companies whose strategy is to provide a broad array of products and services, some of which compete with the products and services that we offer. These competitors may bundle their products in a manner that may discourage customers from purchasing our products. In addition, we face competition from smaller emerging semiconductor equipment companies whose strategy is to provide a portion of the products and services, which we offer, using innovative technology to sell products into specialized markets. Loss of competitive position could negatively impact our prices, customer orders, revenue, gross margin, and market share, any of which would negatively affect our operating results and financial condition. Our failure to compete successfully with these other companies would seriously harm our business.

Technological Change and Customer Requirements

     Success in the semiconductor equipment industry depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions. For example, the semiconductor industry continues to shrink the size of semiconductor devices, transition to copper and other new materials, and move toward 300-millimeter wafers. While we expect these trends will increase our customers' reliance on our diagnostic products, we cannot ensure that they will directly improve our business. These and other evolving customer needs require us to respond with continued development programs and to cut back or discontinue older programs, which may no longer have industry-wide support. Technical innovations are inherently complex and require long development cycles and appropriate professional staffing. Our competitive advantage and future business success depend on our ability to accurately predict evolving industry standards, to develop and introduce new products which successfully address changing customer needs, to win market acceptance of these new products and to manufacture these new products in a timely and cost-effective manner. If we do not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, our business could be seriously harmed.

     In this environment, we must continue to make significant investments in research and development in order to enhance the performance and functionality of our products, to keep pace with competitive products and to satisfy customer demands for improved performance, features and functionality. There can be no assurance that revenue from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements or that we will be able to secure the financial resources necessary to fund future development. Substantial research and development costs typically are incurred before we confirm the technical feasibility and commercial viability of a product, and not all development activities result in commercially viable products. In addition, we cannot ensure that these products or enhancements will receive market acceptance or that we will be able to sell these products at prices that are favorable to us. Our business will be seriously harmed if we are unable to sell our products at favorable prices or if the market in which we operate does not accept our products.

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

Manufacturing Disruption

     Most of our manufacturing facilities are located in the US, with a small operation located in Israel. Operations at our manufacturing facilities and our assembly subcontractors are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, fire, earthquake, energy shortages, flooding or other natural disasters. Such disruption could cause delays in shipments of products to our customers. We cannot ensure that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms. Such disruption could result in cancellation of orders or loss of customers and could seriously harm our business.

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

     Increased international political instability, as demonstrated by the September 2001 terrorist attacks, disruption in air transportation and further enhanced security measures as a result of the terrorist attacks, and the threat of war in Iraq, may hinder our ability to do business and may increase our costs of operations. Such continuing instability could cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. This same instability could have the same effects on our suppliers and their ability to timely deliver their products. If this international political instability continues or increases, our business and results of operations could be harmed.

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

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or we may elect to report the change in accounting as a cumulative-effect adjustment. We are reviewing EITF Issue No. 00-21 and have not yet determined the impact this issue will have on our consolidated operating results and financial position.

     In December 2002, FASB issued SFAS 148, an Amendment of SFAS 123. This Statement amends SFAS 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Since we are continuing to account for stock-based compensation according to APB 25, our adoption of SFAS 148 will require us to provide prominent disclosures about the effects of SFAS 123 on reported income and will require us to disclose these affects in our interim consolidated financial statements as well. SFAS 148 is effective for interim fiscal periods beginning after December 15, 2002. We believe that the adoption of this standard will have no material impact on our consolidated operating results and financial position.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December, 31, 2003. Actual results may differ materially.

     As of December 31, 2002, we had an investment portfolio of fixed income securities of $738 million excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2002, the fair value of our investment portfolio would decline by $3 million.

     As of December 31, 2002, we had net forward contracts to sell U.S. dollar equivalent of $117 million in foreign currency in order to hedge our currency exposures. If we had entered into these contracts on December 31, 2002, the U.S. dollar equivalent would be $120 million. A 10% adverse move in currency exchange rates affecting the contracts would decrease the fair value of the contracts by $15 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that our hedging strategy should yield no material net impact to net income or cash flows.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     Within 90 days prior to the date of this report (the Evaluation Date), the Company's Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities and are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

     Tokyo Seimitsu Co. Ltd.

     On June 27, 2001,we sued Tokyo Seimitsu Co. Ltd. and TSK America Inc. ("TSK"), a competitor, in the U.S. District Court in the Northern District of California alleging that TSK infringes on one of the Company's patents. The suit seeks damages and an injunction under U.S. Patent No. 4,805,123 (`123 patent). TSK filed a counterclaim in the same court seeking a declaration that the `123 patent is invalid, unenforceable and not infringed, and also alleged violations of the antitrust and unfair competition laws. While we cannot predict the outcome of this matter, we believe that we have valid defenses to TSK's counterclaim and believe that our suit has merit


     Schlumberger, Inc. and Rigg Systems, Inc.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of KLA-Tencor Corporation was held on November 8, 2002 at the Company's offices in Milpitas, California. Of the
189,113,780 shares of Common Stock outstanding as of September 16, 2002 (the record date), 162,144,959 shares (85.74%) were present or represented by proxy at the meeting.

1. The table below presents the results of the election to the Company's board of directors.

                                                                           Votes
                                               Votes for                Withheld

Kenneth Levy                                 140,243,236              21,901,723
Jon D. Tompkins                              160,412,904               1,732,055
Lida Urbanek                                 155,675,306               6,469,653
Stephen P. Kaufman                           160,438,664               1,706,295

     The terms of H. Raymond Bingham, Robert T. Bond, Richard J. Elkus, Jr., Edward W. Barnholt and Kenneth L. Schroeder as directors of the Company, continued after the meeting.

2. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ended June 30, 2003. This proposal received 151,540,212 votes for, 9,781,014 votes against and 823,733 abstentions.


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


                                                          KLA-Tencor Corporation
                                                                    (Registrant)



February 13, 2003                                    /s/  KENNETH L. SCHROEDER
-------------------                    -----------------------------------------
         (Date)                                         Kenneth L. Schroeder
                                                      Chief Executive Officer
                                                   (Principal Executive Officer)




February 13, 2003                                           /s/ JOHN H. KISPERT
-------------------------------        -----------------------------------------
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

February 13, 2003                                /s/  KENNETH L. SCHROEDER
-------------------                 --------------------------------------------
         (Date)                                      Kenneth L. Schroeder
                                                   Chief Executive Officer
                                                (Principal Executive Officer)

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

February 13, 2003                                       /s/ JOHN H. KISPERT
-------------------                         ------------------------------------
         (Date)                                            John H. Kispert
                                                      Executive Vice President
                                                    and Chief Financial Officer
                                                  (Principal Accounting Officer)