Form 10-Q
period 2003-03-31
KLA TENCOR CORP
filed 2003-05-14
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

                   (Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to

Commission File Number 0-9992

KLA-TENCOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2564110 (I.R.S. Employer Identification No.)

160 Rio Robles
San Jose, California
95134

(Address of principal executive offices)
(Zip Code)

(408) 875-3000
(Registrant's telephone number, including area code)

__________________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No____

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X    No____

As of April 30, 2003 there were 190,311,797 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KLA-TENCOR CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)	March 31, 2003	June 30, 2002

ASSETS

Current assets:
Cash and cash equivalents	$ 568,016	$ 429,820
Marketable securities	337,452	243,526
Accounts receivable, net	231,809	277,006
Inventories	268,521	323,016
Other current assets	364,533	345,920

Total current assets	1,770,331	1,619,288

Land, property and equipment, net	387,249	300,560
Marketable securities	492,296	660,237
Other assets	135,044	137,633

Total assets	$ 2,784,920	$ 2,717,718

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 30,144	$ 52,988
Deferred profit	179,707	193,852
Unearned revenue	49,728	54,886
Other current liabilities	400,285	385,764

Total current liabilities	659,864	687,490

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock and capital in excess of par value	754,153	765,946
Retained earnings	1,367,527	1,259,695
Accumulated other comprehensive income	3,376	4,587

Total stockholders' equity	2,125,056	2,030,228

Total liabilities and stockholders' equity	$ 2,784,920	$ 2,717,718

See accompanying notes to condensed consolidated financial statements.

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
(in thousands, except per share data)	2003	2002	2003	2002

Revenue:
Product	$ 238,921	$ 306,584	$ 819,504	$ 1,115,588
Service	65,377	50,524	195,232	148,500

Total revenue	304,298	357,108	1,014,736	1,264,088

Costs and operating expenses:
Costs of goods sold	156,731	182,102	514,213	628,281
Research and development	61,419	71,479	204,207	218,463
Selling, general and administrative	60,548	66,430	196,078	219,674
Non-recurring acquisition, restructuring
and other, net	--	--	(9,402)	--

Total costs and operating expenses	278,698	320,011	905,096	1,066,418

Income from operations	25,600	37,097	109,640	197,670

Interest income and other, net	10,372	9,050	32,244	31,603

Income before income taxes	35,972	46,147	141,884	229,273

Provision for income taxes	8,633	11,998	34,052	59,611

Net income	$ 27,339	$ 34,149	$ 107,832	$ 169,662

Earnings per basic share:

Net income	$ 0.14	$ 0.18	$ 0.57	$ 0.90

Earnings per diluted share:

Net income	$ 0.14	$ 0.17	$ 0.56	$ 0.86

Weighted average number of shares:
Basic	190,064	187,443	189,511	187,557

Diluted	194,393	197,669	194,121	196,168

See accompanying notes to condensed consolidated financial statements.

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
(in thousands)	2003	2002

Cash flows from operating activities:
Net income	$ 107,832	$ 169,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,181	51,542
Deferred income taxes	--	(2,646)
Non-recurring acquisition, restructuring and other, net	(9,402)	--
Net (gain) loss on sale of marketable securities	(16,227)	3,049
Changes in assets and liabilities:
Accounts receivable, net	45,194	127,457
Inventories	54,493	74,804
Other assets	(17,352)	(17,321)
Accounts payable	(22,842)	(27,941)
Deferred profit	(14,145)	(153,602)
Other current liabilities	4,409	(41,190)

Net cash provided by operating activities	187,141	183,814

Cash flows from investing activities:
Purchase of land, property and equipment, net	(125,922)	(61,848)
Cash paid for acquisition	--	(4,035)
Purchase of marketable securities	(1,069,388)	(1,441,843)
Proceeds from sale of marketable securities	1,093,619	945,681
Proceeds from maturity of marketable securities	63,789	190,026

Net cash used in investing activities	(37,902)	(372,019)

Cash flows from financing activities:
Issuance of common stock	50,954	87,271
Stock repurchases	(62,749)	(117,839)
Net payments under short-term debt obligations	--	(499)

Net cash used in financing activities	(11,795)	(31,067)

Effect of exchange rate changes on cash and cash equivalents	752	(3,940)

Net increase (decrease) in cash and cash equivalents	138,196	(223,212)

Cash and cash equivalents at beginning of period	429,820	529,674

Cash and cash equivalents at end of period	$ 568,016	$ 306,462

Supplemental cash flow disclosures
Income taxes (refunded) paid, net	$ 1,424	$ (11,107)

Interest paid	$ 218	$ 621

See accompanying notes to condensed consolidated financial statements.

KLA-TENCOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with the Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 20, 2002.

The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2003.

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

Marketable Securities Short-term marketable securities include debt and equity securities acquired with maturities exceeding three months but less than one year from the date of acquisition. Non-current marketable securities include debt securities acquired with maturities exceeding one year from the date of acquisition. While KLA-Tencor’s intent is to hold debt securities to maturity, KLA-Tencor has classified all debt securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value determined based on quoted market prices at the reporting date for those instruments, with unrealized gains and losses excluded from earnings and included in “Accumulated other comprehensive income,” net of applicable taxes, until realized. KLA-Tencor has classified some equity securities that have readily determinable fair values in a similar manner. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in “Interest income and other, net” in the Condensed Consolidated Statements of Operations. Certain equity securities have been classified as trading securities. These trading securities are reported at fair value determined based on quoted market prices at the reporting date for those instruments, with unrealized gains or losses included in earnings for the applicable period. The net amount of such gains and losses for the three months and nine months ended March 31, 2003 were not material. As of March 31, 2003, the fair value of the trading securities was $9 million.

Intangible Assets Purchased technology, patents, trademarks, other intangible assets and goodwill are presented at cost, net of accumulated amortization. Effective July 1, 2001, KLA-Tencor replaced ratable amortization of goodwill with periodic testing of goodwill for impairment in accordance with the provision of Statement of Financial Accounting Standard No. 142, “Goodwill and Intangible Assets.” Intangible assets other than goodwill are amortized over their estimated useful lives using the straight-line method.

Impairment of Long-Lived Assets KLA-Tencor evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition is less than the carrying value of the asset.

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

Warranty KLA-Tencor provides standard warranty coverage on its systems for twelve months, providing labor and parts necessary to repair the systems during the warranty period. KLA-Tencor accounts for the estimated warranty cost as a charge to cost of sales when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, KLA-Tencor calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. KLA-Tencor updates these estimated charges every quarter. The actual product performance and/or field expense profiles may differ, and in those cases KLA-Tencor adjusts warranty accruals accordingly (see Note 6 “Commitments and Contingencies” in Item 1 of this report).

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

KLA-Tencor derives revenue from four sources – system sales, spare part sales, service contracts and software license fees. System sales include hardware and software that is incidental to the product. Prior to the implementation of SAB 101, system revenue was generally recognized upon shipment. Effective July 1, 2000, KLA-Tencor changed its method of accounting for system sales to generally recognize revenue upon a positive affirmation by the customer that the system has been installed and is operating according to predetermined specifications. In certain limited cases, KLA-Tencor may deviate from the need for a written acceptance by the customer, as follows:

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

Total revenue recognized under conditions where KLA-Tencor deviates from the need for a written acceptance by the customer were less than 3.0% of total revenue for the three months and nine months ended March 31, 2003, respectively, compared with 2.5% of total revenue for each of the three and nine months ended March 31, 2002, respectively.

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

As a result of implementing SAB 101, KLA-Tencor changed its method of accounting for revenue recognition. This change resulted in cumulative deferred revenue of $660.9 million as of July 1, 2000, which was recorded as a non-cash charge of $306.4 million (after reduction for product and warranty costs of $207 million and income taxes of $147.5 million). The deferred profit balance as of March 31, 2003 was $180 million and equals the amount of system revenue that was invoiced and due on shipment but deferred under SAB 101 less applicable product and warranty costs. KLA-Tencor also defers the fair value of non-standard warranty bundled with equipment sales as unearned revenue. The unearned revenue balance as of March 31, 2003 and June 30, 2002 was $50 million and $55 million, respectively.

Strategic Development Agreements Gross engineering, research and development expenses were partially offset by external funding received under certain strategic development programs conducted with several of our customers and government grants. The Company received external funding of $3 million and $13 million for the three and nine months ended March 31, 2003, respectively, compared to $5 million and $10 million for the three and nine months ended March 31, 2002, respectively.

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

During the three months and nine months ended March 31, 2003, options to purchase approximately 6,746,728 shares and 6,181,089 shares, respectively, at prices ranging from $35.88 to $68.00, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares. During the three months and nine months ended March 31, 2002, options to purchase approximately 19,505 shares and 264,278 shares, respectively, at prices ranging from $56.31 to $68.00 were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares.

Accounting for Stock-Based Compensation Plans KLA-Tencor accounts for its employee stock option and employee stock purchase plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock- based employee compensation is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation Transition and Disclosure”. This Statement amends SFAS 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Since KLA-Tencor continues to account for stock-based compensation according to APB 25, its adoption of SFAS No. 148 required the Company to provide prominent disclosures about the effects of SFAS 123 on reported income and required the Company to disclose these affects in the interim financial statements as well.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation Transition and Disclosure”, to stock-based employee compensation:

	Three months ended March 31,		Nine months ended March 31,
(in thousands)	2003	2002	2003	2003

Net income	$ 27,339	$ 34,149	$ 107,832	$ 169,662
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,411)	(24,813)	(68,018)	(76,171)

Pro forma Net Income	$ 6,928	$ 9,336	$ 39,814	$ 93,491

Earnings per basic share:

As reported	$ 0.14	$ 0.18	$ 0.57	$ 0.90

Pro forma	$ 0.04	$ 0.05	$ 0.21	$ 0.50

Earnings per diluted share:
As reported	$ 0.14	$ 0.17	$ 0.56	$ 0.86

Pro-forma	$ 0.04	$ 0.05	$ 0.21	$ 0.48

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

Reclassifications Certain prior year balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

Recent Accounting Pronouncements In July 2002, KLA-Tencor adopted Statement No. 143 (“SFAS 143”), “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides guidance for legal obligations associated with the retirement of tangible long-lived assets. Adoption of SFAS 143 did not have a material impact on the Company’s consolidated financial statements

In June 2002, the FASB issued Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for KLA-Tencor for exit or disposal activities that are initiated after December 31, 2002. The standard will in certain circumstances change the timing of recognition of restructuring costs.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company believes that the adoption of this standard will have no material impact on the consolidated financial statements.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of standard cost (which approximates the first-in, first-out basis) or market. The components of inventories are as follows:

(in thousands)	March 31, 2003	June 30, 2002

Inventories
Customer service parts	$ 112,587	$ 116,240
Raw materials	30,206	75,753
Work-in-process	61,671	53,542
Demonstration equipment	38,839	54,003
Finished goods	25,218	23,478

Total	$ 268,521	$ 323,016

NOTE 3 – STOCK REPURCHASE PROGRAM

The Company has adopted a plan to repurchase shares of its Common Stock on the open market for the purpose of partially offsetting dilution created by employee stock options and stock purchase plans. On October 10, 2002, the Board of Directors authorized the repurchase of an additional 5 million shares under the plan. During the nine months ended March 31, 2003 and 2002, the Company repurchased 1,895,000 and 3,250,000 shares of its Common Stock at a cost of approximately $63 million and $118 million, respectively.

NOTE 4 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

	Three months ended March 31,		Nine months ended March 31,
(in thousands, except per share data)	2003	2002	2003	2002

Net income	$ 27,339	$ 34,149	$ 107,832	$ 169,662

Other comprehensive income (loss):
Currency translation adjustments	(326)	(379)	1,274	(3,038)
Gain (loss) on cash flow hedging instruments, net	(271)	(1,296)	1,198	(61)
Unrealized gains (losses) on investments, net of taxes (benefits) of ($2,668) and ($2,325) for the three and nine months ended March 31, 2003 and ($2,843) and ($3,124) for the three and nine month months ended March 31, 2002	(4,227)	(4,503)	(3,683)	(4,948)

Other comprehensive loss	(4,824)	(6,178)	(1,211)	(8,047)

Total Comprehensive income	$ 22,515	$ 27,971	$ 106,621	$ 161,615

NOTE 5 – NONRECURRING ACQUISITION, RESTRUCTURING AND OTHER COSTS

Restructuring and Other Costs

During the three months ended September 30, 2002, KLA-Tencor restructured certain of its operations and facilities to accommodate the planned occupancy of its Livermore campus and to streamline operations due to the industry downturn. Restructuring costs were classified into two main categories: facilities and other charges of $4.6 million and severance and benefits of $1.1 million. As part of the facilities consolidation, KLA-Tencor is exiting several of its leased buildings and has included the remaining net book value of the related leasehold improvements as well as the future lease payments, net of anticipated sublease revenue, in the charge. Severance and benefits include involuntary termination of approximately 70 personnel from manufacturing, engineering, sales, marketing, and administration in the United States, Japan and Europe. The following table shows the details of the facilities, severance and other restructuring costs accrual for the nine months ended March 31, 2003:

	Balance at	Non-recurring		Balance at
(in thousands)	June 30, 2002	charges	Utilized	March 31, 2003

Facilities and other	$ 405	$ 4,623	$ (1,196)	$ 3,832
Severance and benefits	--	1,127	(1,001)	126

Total	$ 405	$ 5,750	$ (2,197)	$ 3,958

In addition, during the first fiscal quarter of 2003, KLA-Tencor received $15.2 million as a second installment on the sale of software and intellectual property associated with its iSupport™ on-line customer support technology, which was netted against the above non-recurring charges, resulting in a reported net gain of $9.4 million.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Facilities

KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS 13, “Accounting for Leases,” and, as such, these facilities are not included on its Condensed Consolidated Balance Sheet.

The following is a schedule of operating lease commitments as of March 31, 2003 (in thousands):

Fiscal year ended June 30,	Amount

2003	$ 2,412
2004	7,168
2005	4,625
2006	2,520
Thereafter	7,145

Total minimum lease payments	$ 23,870

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

Factoring

KLA-Tencor has agreements with two banks to sell without recourse certain of its trade receivables and promissory notes. During the three months and nine months ended March 31, 2003, approximately $31 million and $79 million, respectively, of receivables were sold under these arrangements. As of March 31, 2003, approximately $48 million of receivables sold under these arrangements were outstanding. The total amount available under the facility is the Japanese yen equivalent of $92 million based upon exchange rates as of March 31, 2003. KLA-Tencor does not believe it is materially at risk for any losses as a result of this agreement.

Purchase Commitments

KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply chain for key components. KLA-Tencor’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary amongst different suppliers. The Company’s open inventory purchase commitments were less than $60 million as of March 31, 2003.

Derivative Instruments

KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets. As a result, KLA-Tencor is exposed to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts to hedge against certain future movements in foreign exchange rates that affect certain foreign currency denominated sales and purchase transactions. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. At March 31, 2003, KLA-Tencor had foreign exchange forward contracts maturing throughout fiscal 2003 to sell and purchase $185 million and $67 million, respectively, in foreign currency, primarily Japanese yen.

Guarantees

During the quarter ended December 31, 2002 KLA-Tencor adopted Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), ” Guarantor’s Requirements for Guarantees, including Indirect Indebtedness of Others”. FIN 45 requires disclosures concerning KLA-Tencor’s obligations under certain guarantees.

The following table provides the changes in the product warranty accrual, as required by FIN 45 for the nine months ended March 31, 2003:

Amount of Liability
(in thousands)	Debit/(Credit)

Balance at June 30, 2002	$ (49,047)
Accruals for warranties issued during the period	(36,028)
Changes in liability related to pre-existing warranties	13,706
Settlements made during the period	34,983

Balance at March 31, 2003	$ (36,386)

In connection with certain business combinations and purchased technology transactions, KLA-Tencor was subject to certain contingent consideration arrangements at March 31, 2003. These arrangements are based upon sales volume or the occurrence of other events subsequent to the acquisition. The payment of the contingency results in an increase to goodwill or operating expenses. Amounts paid under these arrangements have not been and are not expected to have a material effect on KLA-Tencor’s financial condition or results of operations.

Subject to certain limitations, KLA-Tencor indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments KLA-Tencor could be required to make under these agreements is theoretically unlimited, based on prior experience, we believe the fair value of this liability is de minimis and no liability has been recorded.

Legal Matters

A discussion regarding certain pending legal proceedings is included in Part I, Item 3, “Legal Proceedings,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Since the fiscal year ended June 30, 2002, certain developments have occurred with respect to the legal proceedings described in our Annual Report as follows:

ADE Corporation

On October 11, 2000, ADE Corporation (“ADE”), a competitor, filed a patent infringement lawsuit against KLA-Tencor in the U.S. District Court in Delaware. ADE claimed damages and sought an injunction under U.S. Patent No. 6,118,525 (“'525 patent”). We filed a counterclaim in the same court alleging that ADE has infringed four of our patents. We are seeking damages and a permanent injunction against ADE. In addition, we are seeking a declaration from the District Court that ADE’s patent is invalid and not infringed by KLA-Tencor. On October 22, 2001, we filed a separate action for declaratory judgment against ADE in the Northern District of California requesting a declaration that U.S. Patent No. 6,292,259 (“'259 patent”) is invalid and not infringed. That action has now been consolidated with the prior action in the Delaware proceeding, and ADE has amended its complaint in that proceeding to allege that KLA-Tencor is infringing the ‘259 patent. On August 8, 2002, the magistrate presiding over the action issued a recommendation that the court enter summary judgment in favor of KLA-Tencor on the issue of non-infringement under ADE’s ‘525 patent. On the same day, the magistrate issued recommendations that the court enter summary judgment in favor of ADE on the issue of non-infringement of two of KLA-Tencor’s patents. The district court judge subsequently substantially adopted the recommendations of the magistrate regarding claims construction.

Tokyo Seimitsu Co. Ltd.

On June 27, 2001, we sued Tokyo Seimitsu Co. Ltd. and TSK America Inc. ("TSK"), a competitor, in the U.S. District Court in the Northern District of California alleging that TSK infringes on one of the Company's patents. The suit seeks damages and an injunction under U.S. Patent No. 4,805,123 ("`123 patent"). TSK filed a counterclaim in the same court seeking a declaration that the `123 patent is invalid, unenforceable and not infringed, and also alleged violations of the antitrust and unfair competition laws. The district court judge has entered a claims construction ruling that calls into question the validity of the patent in suit. We are examining remedies in connection with that determination.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2001, KLA-Tencor adopted Statement of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” Under these accounting standards, KLA-Tencor ceased amortization of goodwill recorded for business combinations consummated prior to July 1, 2001, and reclassified amounts attributed to workforce in acquisitions made prior to July 1, 2001 that did not meet the criteria for separate recognition as other intangible assets under SFAS 141 to goodwill.

The net carrying value of goodwill recorded through acquisitions is $16.2 million as of March 31, 2003. In accordance with SFAS 142, KLA-Tencor concluded there was no impairment of goodwill. The net carrying value of other intangible assets as of March 31, 2003 is $4.4 million; the components of which are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Existing technology	$ 6,062	$ 5,290	$ 772
Patents	4,761	1,497	3,264
Trademark	625	261	364
Other	270	270	--

Subtotal	$ 11,718	$ 7,318	$ 4,400

Other intangible assets are amortized on a straight-line basis over their estimated useful lives. During the quarter ended March 31, 2003, management evaluated certain intangible assets using a fair-value approach based on discounted future cash flows and determined that these assets were impaired. For the three months ended March 31, 2003, amortization expense for other intangible assets was $2.6 million, including an impairment charge of $2.0 million compared to $0.6 million, for the three months ended March 31, 2002. For the nine months ended March 31, 2003, amortization expense for other intangible assets was $3.8 million, including an impairment charge of $2.0 million compared to $1.5 million for the nine months ended March 31, 2002. Based on intangibles assets recorded at March 31, 2003, and assuming no subsequent impairment of the underlying assets, the annual estimated amortization expense is expected to be as follows:

Fiscal year ended June 30:	Amount

2003	$ 4,236
2004	1,438
2005	1,433
2006	689
Thereafter	484

NOTE 8 – GEOGRAPHIC INFORMATION

KLA-Tencor is engaged primarily in designing, manufacturing, and marketing yield management and process control systems for the semiconductor industry. KLA-Tencor conducts business globally and has significant operations outside the United States, which include a manufacturing facility in Israel and sales, marketing and service offices in Europe, Japan, and the Asia Pacific region. Geographical revenue is attributed to the geographic regions in which the customer is located. The following is a summary of operations by the indicated geographic regions for the three months and nine months ended March 31, 2003 and 2002.

	Three months ended March 31,		Nine months ended March 31,
(in thousands)	2003	2002	2003	2002

Revenue:
United States	$ 105,797	$ 132,497	$ 287,854	$ 370,158
Europe & Israel	24,731	40,862	137,462	185,896
Japan	69,851	83,266	227,729	292,446
Taiwan	63,321	55,938	214,011	205,734
Asia Pacific	40,598	44,545	147,680	209,854

Total	$ 304,298	$ 357,108	$ 1,014,736	$ 1,264,088

Long-lived assets consist of net property and equipment, goodwill, capitalized software and other intangibles, and other long-term assets, excluding long-term deferred tax assets and are attributed to the geographic region in which they are physically located:

(in thousands)	March 31, 2003	June 30, 2002

Long-lived assets:
United States	$ 463,543	$ 375,600
Europe & Israel	7,298	8,079
Japan	7,006	8,878
Taiwan	2,993	3,732
Asia Pacific	4,822	5,435

Total	$ 485,662	$ 401,724

The following is a summary of revenue by major products for the three months and nine months ended March 31, 2003 and 2002 (as a percentage of total revenue).

	Three months ended March 31,		Nine months ended March 31,
(in thousands)	2003	2002	2003	2002

Revenue:
Defect Inspection	59%	66%	60%	67%
Metrology	14%	14%	16%	15%
Service	21%	14%	19%	12%
Software and other	6%	6%	5%	6%

Total	100%	100%	100%	100%

In the three and nine months ended March 31, 2003 one customer accounted for 15% and 11% of revenue, respectively. For the three and nine months ended March 31, 2002 no customer accounted for more than 10% of revenue. For the quarter ended March 31, 2003 and 2002 one customer accounted for 11% of net accounts receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These statements are generally accompanied by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “rely,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “forecast” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, those statements regarding forecasts of the future results of our operations; the allocation of capital spending by our customers; growth in the semiconductor capital equipment industry; technological trends in the semiconductor industry; our future product offerings and product features, as well as market acceptance of new products; the growth in demand for process controls; the future of our service revenues; the future of our gross margins; the future of our selling, general and administrative expenses; anticipated revenue from various domestic and international regions; international sales and operations; maintenance of our competitive advantage; success of our product offerings; creation of programs for research and development; attraction and retention of employees; management of risks involved in acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; the outcome of any litigation to which we are a party; results of our investment in leading edge technologies; our future income tax rate; the effects of hedging transactions; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section and those set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1, “Business” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the Securities and Exchange Commission (“SEC”) on September 20, 2002. You should carefully review these risks and also review the risks described in other documents we file from time to time with the SEC. You are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 20, 2002. During the nine months ended March 31, 2003 we revised the critical accounting policies to include the following policy regarding income taxes.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that our future taxable income will be sufficient to recover all of our deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we could be required to record a valuation allowance against our deferred tax assets. This would result in an increase to our tax provision in the period in which we determined that the recovery was not probable.

We provide for income taxes based upon an annual estimated effective income tax rate. The effective tax rate is highly dependent upon the geographic composition of worldwide earnings, tax regulations governing each region, availability of tax credits and the effectiveness of our tax planning strategies. We carefully monitor the changes in many factors and adjust our effective income tax rate on a timely basis. If actual results differ from these estimates, this could have a material effect on our financial condition and results of operations.

RESULTS OF OPERATIONS

KLA-Tencor Corporation is the world’s leading supplier of process control and yield management solutions for the semiconductor and related microelectronics industries. Our comprehensive portfolio of products, software, analysis, services and expertise is designed to help integrated circuit manufacturers manage yield throughout the entire wafer fabrication process – from research and development to final mass production yield analysis.

We continue to face a significant downturn in the semiconductor industry, which started in early calendar year 2001. In calendar year 2001, the demand for semiconductors dropped by approximately 32% and remained flat to slightly higher in calendar year 2002. Although new orders grew sequentially by approximately $30 million in the three months ended March 31, 2003, compared to the previous quarter, we are still cautious about the timing of a broad based turnaround in the growth of demand for semiconductors. Electronics industry analysts forecast calendar year 2003 to show slightly positive growth over calendar year 2002, which we believe will translate into slightly positive growth for semiconductor capital equipment business.

Over the longer term, we expect process control to continue to represent a higher percentage of our customers’ capital spending. We believe this increase in process control spending will be driven by the demand for more precise diagnostics capabilities to address multiple new defects as a result of further shrinking of device feature sizes, the transition to copper and other new materials, and the transition to new 300-millimeter fabs. We anticipate these factors will drive increased demand for our products and services when the semiconductor industry recovers.

	Three months ended March 31, 2003	Three months ended December 31, 2002	Three months ended September 30, 2002

United States	$ 98	$ 92	$ 80
Europe	40	58	30
Japan	64	67	57
Taiwan	44	17	46
Asia Pacific	70	52	29

Total orders	$ 316	$ 286	$ 242

KLA-Tencor’s backlog for unshipped system orders as of March 31, 2003 was approximately $473 million, a majority of which we expect to ship over the next six to nine months. In addition, we have $357 million of SAB 101 deferred revenue that is related to products that have been delivered but are awaiting written acceptance from the customer.

Revenue and Gross Margin

Product revenue decreased $68 million, or 22%, to $239 million for the three months ended March 31, 2003 from $307 million for the three months ended March 31, 2002. Product revenue declined $296 million, or 27%, to $820 million for the nine months ended March 31, 2003 from $1.1 billion for the nine months ended March 31, 2002. Our decline in product revenue resulted primarily from reduced capital spending by our customers as a result of a significant reduction in the demand for semiconductors over the last two years. International revenue increased to 65% of revenue, in the three months ended March 31, 2003 from 63% in the same period of the prior fiscal year, due to higher revenue in Taiwan partially offset by lower revenue in Europe. International revenue increased to 72% of revenue for the nine months ended March 31, 2003 from 71% in the same period of the prior fiscal year, due to relatively higher revenue in Taiwan partially offset by lower revenue in Asia Pacific. For the three and nine months ended March 31, 2003 one customer accounted for 15% and 11% of revenue, respectively. For the three and nine months ended March 31, 2002 no customer accounted for more than 10% of revenue.

Service revenue is generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. Service revenue was $65 million and $51 million for the three months ended March 31, 2003 and 2002, respectively. Service revenue was $195 million and $149 million for the nine months ended March 31, 2003 and 2002, respectively. Service revenue continued to increase throughout fiscal year 2002 and the first nine months of fiscal 2003 as our installed base of equipment at customer sites continued to grow. The amount of service revenue generated is generally proportional to the number of post-warranty systems installed at customer sites and the degree of utilization of those systems. We expect service revenue to remain flat to slightly higher in the next few quarters.

Gross margin as a percentage of revenue was 49% for the three and nine months ended March 31, 2003, compared to 49% and 50% for the same periods in the prior fiscal year, respectively. Gross margin declined year over year primarily due to an increased percentage of sales in the service business and reduced capacity utilization resulting from lower production volume, partially offset by favorable warranty costs experienced by our latest generation products as they continue to mature. In the near term, we expect our gross margin percentage to remain relatively flat.

Engineering, Research and Development

Net engineering, research and development (“R&D”) expenses were $61 million and $204 million for the three and nine months ended March 31, 2003, compared to $71 million and $218 million for the same periods in the prior fiscal year. As a percentage of revenue, R&D expenses were 20% for the three and nine months ended March 31, 2003, compared to 20% and 17% for the same periods in the prior fiscal year. The absolute dollars for R&D investment decreased primarily due to engineering programs reaching certain milestones that resulted in reductions in labor and material expense, as well as cost saving measures such as company mandated time-off and reduction in discretionary spending implemented over the last several quarters in response to the industry slow down.

Gross engineering, research and development expenses were partially offset by external funding received under certain strategic development programs conducted with several of our customers and government grants. We received external funding of $3 million and $13 million for the three and nine months ended March 31, 2003, respectively compared to $5 million and $10 million for the three and nine months ended March 31, 2002, respectively.

Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial investments in our research and development efforts. We remain committed to product development in new and emerging technologies as we address the further shrinking of device feature sizes, the transition to copper and other new materials, and the transition to new 300-millimeter fabs. Our investments in new technology and existing product enhancements are intended to enable our customers to achieve a higher return on their capital investments and higher productivity through cost-effective, leading edge technology solutions.

Selling, General and Administrative

Selling, general and administrative expenses were $61 million and $196 million for the three and nine months ended March 31, 2003, compared to $66 million and $220 million for the same periods in the prior fiscal year. As a percentage of revenue, selling, general and administrative expenses were 20% and 19% for the three and nine months ended March 31, 2003, respectively, compared to 19% and 17% for the same periods in the prior fiscal year. The absolute dollars for selling, general and administrative expenses decreased primarily due to company mandated time-off, reductions in labor and discretionary spending as well as other cost saving measures implemented over the last several quarters in response to the industry slowdown and the ongoing global economic weakness. We expect our selling, general and administrative expenses to be flat to slightly down in absolute dollars as we continue to realize the benefits from these cost saving measures.

Restructuring and Other Costs

During the three months ended September 30, 2002, we restructured certain of our operations and facilities to accommodate the planned occupancy of our Livermore campus and to streamline our operations due to the industry downturn. Restructuring costs were classified into two main categories: facilities and other charges of $4.6 million and severance and benefits of $1.1 million. As part of our facilities consolidation, we are exiting several of our leased buildings and have included the remaining net book value of the related leasehold improvements as well as the future lease payments, net of anticipated sublease revenue, in the charge. If facilities rental rates continue to deteriorate or if it takes longer than expected to sublease these facilities, the actual loss could increase. Severance and benefits include involuntary termination of approximately 70 personnel from manufacturing, engineering, sales, marketing, and administration in the United States, Japan and Europe. The following table shows the details of the facilities, severance and other restructuring costs accrual as of March 31, 2003:

	Balance at	Non-recurring		Balance at
(in thousands)	June 30, 2002	charges	Utilized	March 31, 2003

Facilities and other	$ 405	$ 4,623	$ (1,196)	$ 3,832
Severance and benefits	--	1,127	(1,001)	126

Total	$ 405	$ 5,750	$ (2,197)	$ 3,958

In addition, during the first fiscal quarter of 2003, we received $15.2 million as a second installment on the sale of software and intellectual property associated with our iSupport™ on-line customer support technology, which we netted against the above non-recurring charges, resulting in a net reported gain of $9.4 million.

Interest Income and Other, Net

Interest income and other, net, was $10 million and $32 million for the three and nine months ended March 31, 2003, compared to $9 million and $32 million in the same periods in the prior fiscal year. Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, gains realized on sales of marketable securities, as well as income recognized upon settlement of certain foreign currency contracts and unrealized gains and losses from marking to market investments classified as trading securities.

Provision for Income Taxes

Our effective tax rate for the three months and nine months ended March 31, 2003 was 24%. This was lower than the effective tax rate of 26% realized in the same periods of the prior fiscal year. The overall reduction in our effective tax rate was primarily the result of more R&D credit and tax-exempt interest compared relatively to these same items as a percentage of pre-tax income of the same periods during the prior fiscal year. There currently is pending legislation to repeal the existing export incentive provided by the United States Internal Revenue Code and to replace it with a tax incentive tied to U.S. based manufacturing. If the legislation were approved it may increase our effective tax rate in future periods.

Stock Option and Incentive Plans

KLA-Tencor’s stock option program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees (“knowledge employees”), and align stockholder and employee interests. Under KLA-Tencor’s stock option plans, options generally have vesting periods of four or five years, are exercisable for a period not to exceed ten years from the date of issuance and are granted at prices not less than the fair market value of KLA-Tencor’s common stock at the grant date. This program consists of three plans: one under which non-employee directors may be granted options to purchase shares of our stock, another in which officers, key employees, consultants and all other employees may be granted options and a third in which consultants and all employees other than directors and officers may be granted options to purchase shares of our stock. Substantially all of our employees that meet established performance goals and that qualify as “knowledge employees” participate in one of our stock option plans. Options granted to employees from fiscal year 2000 through the nine months ended March 31, 2003 are summarized as follows (in thousands):

	Nine months ended March 31,		Fiscal years ended June 30,
	2003	2002	2001	2000

Weighted average number of shares outstanding	189,511	187,677	185,860	182,177

Total options granted during the period	4,772	9,760	10,274	8,166
Less options forfeited	(1,989)	(1,786)	(2,418)	(1,484)

Net options granted	2,783	7,974	7,856	6,682
Net grants during the period as a percentage of total shares outstanding	1.5%	4.2%	4.2%	3.6%
Grants to top five officers during the period as a percentage of total shares outstanding	0.14%	0.3%	0.2%	0.2%
Grants to top five officers during the period as a percentage of total options granted	6.0%	6.0%	4.0%	5.0%

During the nine months ended March 31, 2003, the Company granted options to purchase approximately 4.7 million shares of stock to employees. The net options granted after forfeiture represented 1.5% of total outstanding shares of approximately 189.5 million as of March 31, 2003.

During the nine months ended March 31, 2003, there were 268,000 options granted to the top five officers, who represent the chief executive officer and each of the four other most highly compensated executive officers whose salary plus bonus exceeded $100,000 for the fiscal year ended June 30, 2002. All stock option grants to officers are made with a review by, and with the approval of the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the NASDAQ Stock Market.

The following table summarizes stock options exercised by the top five officers during the nine months ended March 31, 2003:

			Total Number of Securities Underlying Unexercised Options at March 31, 2003		Total Value of Unexercised, In-the-Money Options at March 31, 2003(1)
	Shares Acquired on Exercise	Value Realized	Vested	Unvested	Exercisable	Unexercisable

Kenneth Levy
Chairman of the Board	0	0	918,441	89,374	$19,220,406	$318,995

Kenneth L. Schroeder
Chief Executive Officer	0	0	857,361	489,689	$14,808,285	$2,446,127

Gary E. Dickerson
President & Chief Operating Officer	0	0	252,987	219,378	$1,853,738	$826,247

John Kispert
Executive Vice President and Chief Financial Officer	0	0	84,999	120,701	$453,987	$469,130

Dennis Fortino
Executive Vice President	0	0	111,446	118,971	$378,743	$425,271

(1) Total value of vested options based on fair market value of Company's Common Stock of $35.94 per share as of March 31, 2003.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under stock option plan

Stock option plan approved by stockholders(1)	22,127,329	$ 27.54	12,716,394(1)

Stock option plan not approved by stockholders(2)(3)	9,011,782	35.45	3,925,953(2)

Total	31,139,111	$ 29.75	16,642,347

(1)In August 2002, the Company reserved an additional 5,691,826 shares of its common stock in accordance with the provisions of the 1982 Stock Option plan.
(2)In August 2002, the Board of Directors authorized an increase in the number of securities reserved for additional future issuance under the Company's stock option plans (other than the Company's Director Stock Option Plan) of an aggregate of 7,589,102 shares. (3)Officers and directors are not eligible to receive options granted under this plan.

On November 8, 2002, the Compensation Committee of the Board of Directors authorized approximately 5.5 million options as part of the fiscal year 2002 annual performance review cycle for KLA-Tencor. There were approximately 5.0 million options authorized to non-executive employees under the 2000 Stock Option Plan, and 0.5 million options authorized to executive employees under the 1982 Stock Option Plan. KLA-Tencor intends to grant these options over the course of the fiscal year ending June 30, 2003. The first installment of 1.4 million options (1.3 million to non-executive employees and 0.1 million to executive employees) was granted on November 8, 2002. On January 28, 2002, a second installment of 2.9 million options (2.7 million to non-executive employees and 0.2 million to executive employees) was granted, as part of the fiscal year 2002 annual performance cycle review of KLA-Tencor. Additionally, 60,000 options were granted on November 8, 2002 to outside directors under the 1998 Outside Director Option Plan.

	Available For Grant	Options Outstanding	Weighted-Average Price

Balances at June 30, 2000	5,146,702	22,355,712	$ 20.23
Additional shares reserved	11,216,391	---	---
Options granted	(10,273,504)	10,273,504	37.09
Options canceled/expired	2,418,485	(2,418,485)	36.15
Options exercised	---	(3,921,145)	14.71

Balances at June 30, 2001	8,508,074	26,289,586	$ 26.18
Additional shares reserved	5,610,752	---	---
Options granted	(9,760,303)	9,760,303	31.83
Options canceled/expired	1,786,295	(1,786,295)	32.55
Options exercised	---	(4,173,887)	19.36

Balances at June 30, 2002	6,144,818	30,089,707	$ 28.60
Additional shares reserved	13,280,928	---	---
Options granted	(4,771,519)	4,771,519	35.13
Options canceled/expired	1,988,124	(1,988,124)	35.03
Options exercised	---	(1,733,991)	19.07

Balances at March 31, 2003	16,642,347	31,139,111	$ 29.75

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments balances during the three months ended March 31, 2003 increased to $905 million from $673 million at June 30, 2002. In addition marketable securities classified as long-term at March 31, 2003 decreased to $492 million from $660 million at June 30, 2002. KLA-Tencor has historically financed its operations through cash generated from operations. Net cash provided by operating activities for the nine months ended March 31, 2003 was $187 million, compared to $184 million of net cash from operating activities for the same period of the prior fiscal year. This increase primarily resulted from lower accounts receivable and inventory balances, partially offset by a decrease in accounts payable. Accounts receivable declined primarily due to strong collections, as well as lower product shipments. Inventories declined due to aggressive monitoring and control of inventory purchases and lower manufacturing activity. Net cash used by investing activities for the nine months ended March 31, 2003 was $38 million, compared to $372 million used in investing activities for the same period of the prior fiscal year, primarily from decreased net purchases of marketable securities partially offset by our purchase of certain of the leased buildings in November 2002.

Net cash used in financing activities for the nine months ended March 31, 2003 was $12 million as compared to $31 million for the same period of the prior fiscal year. This decline was primarily due to decreases in stock repurchases partially offset by decreases in exercises of stock options. We paid $63 million for the repurchase of our common stock under our stock repurchase program during the nine months ended March 31, 2003 compared to $118 million for the same period of the prior year.

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

The following is a schedule summarizing our significant operating lease commitments as of March 31, 2003 (in millions):

	Payments Due by Fiscal Year

	Total	2003	2004	2005	2006	Thereafter

Operating leases	$ 23.9	$ 2.4	$ 7.2	$ 4.6	$ 2.5	$ 7.2

We have agreements with two banks to sell without recourse certain of our trade receivables and promissory notes. During the three and nine months ended March 31, 2003, approximately $31 million and $79 million of receivables, respectively, were sold under these arrangements. As of March 31, 2003, approximately $48 million of receivables sold under these arrangements were outstanding. The total amount available under the facility is the Japanese yen equivalent of $92 million based upon exchange rates as of March 31, 2003. We do not believe we are materially at risk for any losses as a result of this agreement.

Additionally, we maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary amongst different suppliers. As such, it is difficult to precisely report our true open commitments at any particular point in time. However, we estimate our open inventory purchase commitments to be less than $60 million as of March 31, 2003.

Working capital increased to $1.11 billion as of March 31, 2003, compared to $932 million at June 30, 2002. We believe that existing liquid capital resources and funds generated from operations combined with the ability to borrow funds will be adequate to meet our business requirements for the foreseeable future, including potential acquisitions or strategic investments, capital expenditures for the expansion or upgrading of manufacturing capacity and working capital requirements. However, we can give no assurances that we will continue to generate sufficient funds from operations or that we will be able to borrow funds on reasonable terms in the future.

FACTORS AFFECTING RESULTS, INCLUDING RISKS AND UNCERTAINTIES

Fluctuations in Operating Results and Stock Price

Our operating results have varied widely in the past, and our future operating results will continue to be subject to quarterly variations based upon numerous factors, including those listed in this section and those set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1, “Business” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 20, 2002. In addition, future operating results may not follow any past trends. We believe the factors that could make our results fluctuate and difficult to predict include:
o global economic uncertainty; o the cyclical nature of the semiconductor industry;
o changing international economic conditions;
o competitive pressure;
o our ability to develop and implement new technologies and introduce new products;
o our ability to manage our manufacturing requirements;
o our ability to protect our intellectual property;
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

Global Economic Uncertainty

Our business is ultimately driven by the global demand for electronic devices by consumers and businesses. This end-user demand has been significantly depressed over the last few quarters and there has been very limited visibility as to the timing of turnaround in demand growth and from which sector this growth will come. A protracted global economic slowdown will continue to exacerbate this issue and may adversely affect our business and results of operation.

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

Managing global operations and sites located throughout the world presents challenges associated with, among other things, cultural diversity and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Periodic local or international economic downturns, trade balance issues, political instability in regions where we have operations, such as Israel, and fluctuations in interest and currency exchange rates could negatively affect our business and results of operations. Although we attempt to manage near-term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate. In addition, our ability to address normal business transaction issues in Asia is at risk due to the Severe Acute Respiratory Syndrome outbreak in Asia, which has resulted in management’s decision to limit travel to Asia in accordance with the World Health Organization’s recommendations.

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

Technological Change and Customer Requirements

Success in the semiconductor equipment industry depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions. For example, the semiconductor industry continues to shrink the size of semiconductor devices, transition to copper and other new materials, and transition to new 300-millimeter fabs. While we expect these trends will increase our customers’ reliance on our diagnostic products, we cannot ensure that they will directly improve our business. These and other evolving customer needs require us to respond with continued development programs and to cut back or discontinue older programs, which may no longer have industry-wide support. Technical innovations are inherently complex and require long development cycles and appropriate professional staffing. Our competitive advantage and future business success depend on our ability to accurately predict evolving industry standards, to develop and introduce new products which successfully address changing customer needs, to win market acceptance of these new products and to manufacture these new products in a timely and cost-effective manner. If we do not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, our business could be seriously harmed.

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

Key Suppliers

We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. We seek to minimize the risk of production and service interruptions and/or shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers. Our business would be harmed if we do not receive sufficient parts to meet our production requirements in a timely and cost-effective manner.

Manufacturing Disruption

Most of our manufacturing facilities are located in the United States, with a small operation located in Israel. Operations at our manufacturing facilities and our assembly subcontractors are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, fire, earthquake, energy shortages, flooding or other natural disasters. Such disruption could cause delays in shipments of products to our customers. We cannot ensure that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms. Such disruption could result in cancellation of orders or loss of customers and could seriously harm our business.

Intellectual Property Obsolescence and Infringement

Our success is dependent in part on our technology and other proprietary rights. We own various United States and international patents and have additional pending patent applications relating to some of our products and technologies. The process of seeking patent protection is lengthy and expensive, and we cannot be certain that pending or future applications will actually result in issued patents or that issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. Other companies and individuals, including our larger competitors, may develop technologies and obtain patents relating to our technology that is similar or superior to our technology or may design around the patents we own, adversely affecting our business.

We also maintain trademarks on certain of our products and services and claim copyright protection for certain proprietary software and documentation. However, we can give no assurance that our trademarks and copyrights will be upheld or successfully deter infringement by third parties.

While patent, copyright and trademark protection for our intellectual property is important, we believe our future success in highly dynamic markets is most dependent upon the technical competence and creative skills of our personnel. We attempt to protect our trade secrets and other proprietary information through confidentiality and other agreements with our customers, suppliers, employees and consultants and through other security measures. We also maintain exclusive and non-exclusive licenses with third parties for strategic technology used in certain products. However, these employees, consultants and third parties may breach these agreements and we may not have adequate remedies for wrongdoing. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

Increased international political instability, as demonstrated by the September 2001 terrorist attacks, disruption in air transportation and further enhanced security measures as a result of the terrorist attacks, and the continuing instability in the Middle East, may hinder our ability to do business and may increase our costs of operations. Such continuing instability could cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. This same instability could have the same effects on our suppliers and their ability to timely deliver their products. If this international political instability continues or increases, our business and results of operations could be harmed.

Effects of Recent Accounting Pronouncements

We have adopted Statement No. 143, (“SFAS 143”) “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” and Statement No. 144 (“SFAS 144”) “Accounting for the Impairment of Disposal of Long-Lived Assets”. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Adoption of these pronouncements did not have a significant effect on our consolidated financial statements.

In June 2002, the FASB issued Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 will be effective for exit or disposal activities that are initiated after March 31, 2003. The standard will in certain circumstances change the timing of recognition of restructuring costs.

In November 2002, EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or we may elect to report the change in accounting as a cumulative-effect adjustment. We are reviewing EITF Issue No. 00-21 and have not yet determined the impact this issue will have on our consolidated operating results and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  We believe that the adoption of this standard will have no material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at March, 31, 2003. Actual results may differ materially.

As of March 31, 2003, we had an investment portfolio of fixed income securities of $798 million excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2003, the fair value of our investment portfolio would decline by $3 million.

As of March 31, 2003, we had net forward contracts to sell U.S. dollar equivalent of $118 million in foreign currency in order to hedge our currency exposures. If we had entered into these contracts on March 31, 2003, the U.S. dollar equivalent would be $117 million. A 10% adverse move in currency exchange rates affecting the contracts would decrease the fair value of the contracts by $15 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that our hedging strategy should yield no material net impact to net income or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Within 90 days prior to the date of this report (the Evaluation Date), the Company’s Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer) with the participation of other members of management, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities and are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ADE Corporation

On October 11, 2000, ADE Corporation (“ADE”), a competitor, filed a patent infringement lawsuit against KLA-Tencor in the U.S. District Court in Delaware. ADE claimed damages and sought an injunction under U.S. Patent No. 6,118,525 (“'525 patent”). We filed a counterclaim in the same court alleging that ADE has infringed four of our patents. We are seeking damages and a permanent injunction against ADE. In addition, we are seeking a declaration from the District Court that ADE’s patent is invalid and not infringed by KLA-Tencor. On October 22, 2001, we filed a separate action for declaratory judgment against ADE in the Northern District of California requesting a declaration that U.S. Patent No. 6,292,259 (“'259 patent”) is invalid and not infringed. That action has now been consolidated with the prior action in the Delaware proceeding, and ADE has amended its complaint in that proceeding to allege that KLA-Tencor is infringing the ‘259 patent. On August 8, 2002, the magistrate presiding over the action issued a recommendation that the court enter summary judgment in favor of KLA-Tencor on the issue of non-infringement under ADE’s ‘525 patent. On the same day, the magistrate issued recommendations that the court enter summary judgment in favor of ADE on the issue of non-infringement of two of KLA-Tencor’s patents. The district court judge subsequently substantially adopted the recommendations of the magistrate regarding claims construction.

Tokyo Seimitsu Co. Ltd.

On June 27, 2001, we sued Tokyo Seimitsu Co. Ltd. and TSK America Inc.("TSK"), a competitor, in the U.S. District Court in the Northern District of California alleging that TSK infringes on one of the Company's patents. The suit seeks damages and an injunction under U.S. Patent No. 4,805,123 ("`123 patent"). TSK filed a counterclaim in the same court seeking a declaration that the `123 patent is invalid, unenforceable and not infringed and also alleged violations of the antitrust and unfair competition laws. The district court judge has entered a claims construction ruling that calls into question the validity of the patent in suit. We are examining remedies in connection with that determination.

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

KLA-Tencor Corporation (Registrant)

May 14, 2003	/s/ KENNETH L. SCHROEDER

(Date)	Kenneth L. Schroeder Chief Executive Officer (Principal Executive Officer)

May 14, 2003	/s/ JOHN H. KISPERT

(Date)	John H. Kispert Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Kenneth L. Schroeder certify that:

1.	I have reviewed this quarterly report on Form 10-Q of KLA-Tencor Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ KENNETH L. SCHROEDER

(Date)	Kenneth L. Schroeder Chief Executive Officer (Principal Executive Officer)

I, John H. Kispert certify that:

1.	I have reviewed this quarterly report on Form 10-Q of KLA-Tencor Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ JOHN H. KISPERT

(Date)	John H. Kispert Executive Vice President and Chief Financial Officer (Principal Accounting Officer)