Form 10-K/A
period 2003-06-30
KLA TENCOR CORP
filed 2003-09-29
CIK 319201

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amendment No. 1

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
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
[X]

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders ("Proxy Statement") to be held on November 5, 2003, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A on September 23, 2003, are incorporated by reference into Part III of this report. See Explanatory Note.

EXPLANATORY NOTE

         This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 ("Form 10-K"). This Form 10-K/A is being filed with the Securities and Exchange Commission for the purpose of correcting the following clerical errors:

         (i)      On page 52 of the Form 10-K in Part I, Item 8 Financial Statements and Supplementary Data in our Consolidated Statements of Cash Flows, we listed the amount under the year ended June 30, 2002 column for the line item heading "Net borrowings (payments) under short term debt obligations" as being "--" or zero; however, the correct amount for this number is "(448)" or negative four hundred forty-eight thousand dollars.

         (ii)     On page 61 of the Form 10-K in Part I, Item 8 Financial Statements and Supplementary Data in Note 1 to the consolidated financial statements, we listed the amount under the year ended June 30, 2001 column for the line item heading "Pro forma net income" as being "27,013" or twenty seven million thirteen thousand dollars; however the correct amount for this number is "(27,013)" or negative twenty seven million thirteen thousand dollars.

         (iii)     On page 86 of the Form 10-K we numbered the section titled "Controls and Procedures" as Item 14 under Part IV of the Form 10-K, this section should instead be renumbered as Item 9A Controls and Procedures under Part II of the Form 10-K.

         Both Item 8 Financial Statements and Supplementary Data and Item 14 Controls and Procedures are hereby amended and restated in their entirety as follows. This Form 10-K/A does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-K.

(Form 10-K/A Page 2)

PART I

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Form 10-K/A Page 3)

KLA-Tencor Corporation
Consolidated Balance Sheets

June 30, (in thousands, except per share data)	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$606,903	$429,820
Marketable securities	350,061	243,526
Accounts receivable, net	223,535	277,006
Inventories	258,799	323,016
Deferred income taxes	324,098	315,049
Other current assets	42,987	30,871

Total current assets	1,806,383	1,619,288

Land, property and equipment, net	382,729	300,560
Marketable securities	530,919	660,237
Other assets	146,566	137,633

Total assets	$2,866,597	$2,717,718

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,893	$52,988
Deferred system profit	177,486	193,852
Unearned revenue	48,203	54,886
Other current liabilities	391,474	385,764

Total current liabilities	651,056	687,490

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	--	--
Common stock, $0.001 par value, 500,000 shares authorized, 191,733 and 189,752 shares issued and outstanding	192	190
Capital in excess of par value	814,776	765,756
Retained earnings	1,396,886	1,259,695
Accumulated other comprehensive income	3,687	4,587

Total stockholders' equity	2,215,541	2,030,228

Total liabilities and stockholders' equity	$2,866,597	$2,717,718

See accompanying notes to consolidated financial statements.

(Form 10-K/A Page 4)

KLA-Tencor Corporation
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

(Form 10-K/A Page 5)

KLA-Tencor Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Income	Total
(in thousands)
Balances at June 30, 2000	187,465	$718,165	$976,846	$13,665	$1,708,676
Components of comprehensive income:
Net income	--	--	66,683	--	66,683
Change in unrealized gain on investment	--	--	--	(2,485)	(2,485)
Currency translation adjustments	--	--	--	(12,008)	(12,008)
Deferred gains on cash flow hedging instruments	--	--	--	3,432	3,432

Total comprehensive income					55,622

Net issuance under employee stock plans	4,894	93,756	--	--	93,756
Repurchase of common stock	(4,580)	(153,632)	--	--	(153,632)
Tax benefits of stock option transactions	--	56,044	--	--	56,044

Balances at June 30, 2001	187,779	714,333	1,043,529	2,604	1,760,466
Components of comprehensive income:
Net income	--	--	216,166	--	216,166
Change in unrealized gain on investments	--	--	--	(1,048)	(1,048)
Currency translation adjustments	--	--	--	7,455	7,455
Deferred losses on cash flow hedging instruments	--	--	--	(4,424)	(4,424)

Total comprehensive income					218,149

Net issuance under employee stock plans	5,314	115,136	--	--	115,136
Repurchase of common stock	(3,341)	(123,220)	--	--	(123,220)
Tax benefits of stock option transactions	--	59,697	--	--	59,697

Balances at June 30, 2002	189,752	765,946	1,259,695	4,587	2,030,228
Components of comprehensive income:
Net income	--	--	137,191	--	137,191
Change in unrealized gain on investments	--	--	--	(7,281)	(7,281)
Currency translation adjustments	--	--	--	5,136	5,136
Deferred gains on cash flow hedging instruments	--	--	--	1,245	1,245

Total comprehensive income					136,291

Net issuance under employee stock plans	3,953	92,499	--	--	92,499
Repurchase of common stock	(1,972)	(65,912)	--	--	(65,912)
Tax benefits of stock option transactions	--	22,435	--	--	22,435

Balances at June 30, 2003	191,733	$814,968	$1,396,886	$3,687	$2,215,541

See accompanying notes to consolidated financial statements.

(Form 10-K/A Page 6)

KLA –Tencor Corporation
Consolidated Statements of Cash Flows

Year ended June 30, (in thousands)	2003	2002	2001

Cash flows from operating activities:
Net income	$137,191	$216,166	$66,683
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax benefit	--	--	306,375
Depreciation and amortization	71,448	69,590	55,649
Non-recurring (income) restructuring charges	(11,912)	--	(4,297)
In-process research and development	--	--	698
Net (gain) loss on sale of investments and property plant & equipment	(24,082)	(7,573)	(7,703)
Deferred income taxes	(10,629)	36,037	(56,939)
Tax benefit from employee stock options	22,435	59,697	56,044
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	53,468	125,005	83,761
Inventories	64,215	71,430	(101,750)
Other assets	(17,183)	(4,974)	(14,522)
Accounts payable	(19,093)	(7,754)	5,723
Deferred profit	(16,366)	(228,202)	(31,835)
Other current liabilities	(3,235)	(59,238)	50,031

Net cash provided by operating activities	246,257	270,184	407,918

Cash flows from investing activities:
Acquisitions, net of cash received	--	(4,035)	(20,818)
Purchase of property, plant and equipment	(133,766)	(68,658)	(162,195)
Proceeds from sale of property, plant and equipment	3,197	--	--
Purchase of available-for-sale securities	(1,288,151)	(2,127,460)	(913,096)
Proceeds from sale of available-for-sale securities	1,240,437	1,619,111	731,395
Proceeds from maturity of available-for-sale securities	79,769	218,706	69,606

Net cash used in investing activities	(98,514)	(362,336)	(295,108)

Cash flows from financing activities:
Issuance of common stock	92,499	115,136	93,756
Stock repurchases	(65,912)	(123,220)	(153,632)
Net borrowings (payments) under short term debt obligations	--	(448)	1,670

Net cash provided by (used in) financing activities	26,587	(8,532)	(58,206)

Effect of exchange rate changes on cash and cash equivalents	2,753	830	(3,142)

Net increase (decrease) in cash and cash equivalents	177,083	(99,854)	51,462
Cash and cash equivalents at the beginning of period	429,820	529,674	478,212

Cash and cash equivalents at end of period	$606,903	$429,820	$529,674

Supplemental cash flow disclosures:
Income taxes paid (refunded)	$7,053	$(19,875)	$133,710
Interest paid	$352	$779	$916
Supplemental non-cash investing activities:
Software and technology exchanged for common stock of public company	$15,152	$--	$14,309

See accompanying notes to consolidated financial statements.

(Form 10-K/A Page 7)

KLA-TENCOR CORPORATION
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

(Form 10-K/A Page 8)

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

(Form 10-K/A Page 9)

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

(Form 10-K/A Page 10)

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

(Form 10-K/A Page 11)

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

(Form 10-K/A Page 12)

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

(Form 10-K/A Page 13)

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

(Form 10-K/A Page 14)

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

(Form 10-K/A Page 15)

        For purposes of pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods using straight-line method. KLA-Tencor’s pro forma information is as follows:

Year ended June 30, (in thousands, except per share data)	2003	2002	2001

Income before cumulative effect of change in accounting principle	137,191	216,166	373,058
Cumulative effect of change in accounting principle, net of tax	--	--	(306,375)

Net income, as reported	$137,191	$216,166	$66,683

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(90,880)	(123,802)	(93,696)

Pro forma net income	$46,311	$92,364	$(27,013)

Earnings per share:
Income before cumulative effect of change in accounting principle
Basic	$0.72	$1.15	$2.01
Diluted	$0.70	$1.10	$1.93

Net income as reported
Basic	$0.72	$1.15	$0.36
Diluted	$0.70	$1.10	$0.34
Pro forma income before cumlative effect of change in accounting principle
Basic	$0.24	$0.49	$1.50
Diluted	$0.24	$0.47	$1.44

Pro forma net income
Basic	$0.24	$0.49	$(0.15)
Diluted	$0.24	$0.47	$(0.15)

(Form 10-K/A Page 16)

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

(Form 10-K/A Page 17)

NOTE 2 – FINANCIAL STATEMENT COMPONENTS

Balance Sheets

June 30, (in thousands)	2003	2002

Accounts receivable, net
Accounts receivable, gross	$236,152	$290,397
Allowance for doubtful accounts	(12,617)	(13,391)

	$223,535	$277,006

Inventories:
Customer service parts	$107,709	$123,074
Raw materials	30,558	76,238
Work-in-process	57,819	54,143
Demonstration equipment	40,732	48,564
Finished goods	21,981	20,997

	$258,799	$323,016

June 30, (in thousands)	2003	2002

Property and equipment:
Land	$78,364	$28,103
Buildings and improvements	127,970	48,683
Machinery and equipment	222,267	218,977
Office furniture and fixtures	39,486	36,951
Leasehold improvements	132,908	116,787
Construction in process	43,437	74,843

	644,432	524,344
Less: accumulated depreciation and amortization	(261,703)	(223,784)

	$382,729	$300,560

(Form 10-K/A Page 18)

June 30, (in thousands)	2003	2002

Other assets:
Goodwill & other intangibles	$20,278	$23,401
Other long-term-investments	75,463	67,071
Deferred tax assets-long-term	43,032	36,469
Other	7,794	10,692

	$146,566	$137,633

June 30, (in thousands)	2003	2002

Other current liabilities:
Warranty, installation and retrofit	$36,827	$54,441
Compensation and benefits	168,499	175,282
Income taxes payable	111,778	84,024
Restructuring accrual	3,240	405
Other accrued expenses	71,130	71,612

	$391,474	$385,764

June 30, (in thousands)	2003	2002

Accumulated other comprehensive income:
Currency translation adjustments	$(2,563)	$(7,699)
Gains (losses) on cash flow hedging instruments	253	(992)
Unrealized gains on investments, net of taxes of $3,786 in 2003 and $8,383 in 2002	5,997	13,278

	$3,687	$4,587

Statements of Operations

Year ended June 30, (in thousands)	2003	2002	2001

Interest income and other, net
Interest income	$24,466	$32,680	$39,652
Interest expense	(386)	(594)	(1,057)
Foreign exchange gain (loss)	(3,058)	3,897	8,478
Realized gains (losses) on sale of investments	21,780	7,573	7,703
Other	(1,006)	(993)	(660)

	$41,796	$42,563	$54,116

(Form 10-K/A Page 19)

NOTE 3 - NON-RECURRING ACQUISITION, RESTRUCTURING AND OTHER CHARGES

        The following is summary of non-recurring acquisition, restructuring and other charges for the three fiscal years ended June 30, 2003.

(in thousands)	2003	2002	2001

Acquired in-process research and development expense	$--	$--	$700
Facilities	4,623	--	4,713
Severance	1,127	--	1,595
Non-recurring income from iSupport sale	(15,152)	--	(10,029)
Others	--	--	1,018

	$(9,402)	$--	$(2,003)

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

(Form 10-K/A Page 20)

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

(Form 10-K/A Page 21)

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

(Form 10-K/A Page 22)

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

(Form 10-K/A Page 23)

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

(Form 10-K/A Page 24)

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

(Form 10-K/A Page 25)

	2003	2002	2001	2000

Weighted average shares outstanding	189,817	187,667	185,860	182,177

Total options granted during the period	4,922	9,760	10,274	8,166
Less options forfeited	(2,416)	(1,786)	(2,418)	(1,484)

Net options granted	2,506	7,974	7,856	6,682

Net grants during the period as % of weighted average shares outstanding	1.3%	4.2%	4.2%	3.6%
Grants to top 5 officers during the period as a % of weighted average shares outstanding	0.2%	0.3%	0.2%	0.2%
Grants to top 5 officers during the period as a % of total options granted	6.0%	6.0%	4.0%	5.0%

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

(Form 10-K/A Page 26)

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

(Form 10-K/A Page 27)

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

(Form 10-K/A Page 28)

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

(Form 10-K/A Page 29)

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

(Form 10-K/A Page 30)

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

(Form 10-K/A Page 31)

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

(Form 10-K/A Page 32)

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

(Form 10-K/A Page 33)

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

(Form 10-K/A Page 34)

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

(Form 10-K/A Page 35)

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

(Form 10-K/A Page 36)

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

(Form 10-K/A Page 37)

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

(Form 10-K/A Page 38)

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

/s/ PricewaterhouseCoopers LLP San Jose, California July 22, 2003

(Form 10-K/A Page 39)

         Item 14. Controls and Procedures is hereby renumbered as Item 9A under Part II of the Form 10-K and amended and restated to read in its entirety as follows:

PART II

ITEM 9A. CONTROLS AND PROCEDURES

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

Changes in internal controls over financial reporting

        There was no change in our internal controls over financial reporting that occurred during the fourth fiscal quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Form 10-K/A Page 40)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Exhibits	Item 15 is amended to add the following exhibits
Exhibit No.	Description

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(Form 10-K/A Page 41)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 29, 2003.

KLA-Tencor Corporation
By:	/s/ JOHN H. KISPERT John H. Kispert Executive Vice President and Chief Financial Officer

(Form 10-K/A Page 42)

EXHIBITS

         As required under Item 15, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibits
Exhibit No.	Description

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.