Form 10-Q
period 2003-09-30
KLA TENCOR CORP
filed 2003-11-07
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant under Section 13 or 15(d) of the Securities Exchange Act of 1934

                              For the quarterly period ended: September 30, 2003

                                                                                         or

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the transition period from ____________ to ____________

Commission File Number: 0-9992

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

☒  Yes   ☐  No

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒  Yes   ☐  No

     As of October 31, 2003 there were 194,710,854 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

INDEX

		Page Number
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Condensed Consolidated Unaudited Balance Sheets at
	September 30, 2003 and June 30, 2003	3

	Condensed Consolidated Unaudited Statements of Operations
	for the Three Months Ended September 30, 2003 and 2002	4

	Condensed Consolidated Unaudited Statements of Cash Flows
	for the Three Months Ended September 30, 2003 and 2002	5

	Notes to Condensed Consolidated Unaudited Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4	Controls and Procedures	34

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	35

Item 6	Exhibits and Reports on Form 8-K	36

SIGNATURES		37

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
(in thousands)	2003	2003

ASSETS

Current assets:
Cash and cash equivalents	$ 644,189	$ 606,903
Marketable securities	358,017	350,061
Accounts receivable, net	208,607	223,535
Inventories	273,907	258,799
Other current assets	373,217	367,085

Total current assets	1,857,937	1,806,383

Land, property and equipment, net	377,178	382,729
Marketable securities	564,296	530,919
Other assets	154,331	146,566

Total assets	$2,953,742	$2,866,597

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 49,412	$ 33,893
Deferred profit	155,907	177,486
Unearned revenue	45,589	48,203
Other current liabilities	394,276	391,474

Total current liabilities	645,184	651,056

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock and capital in excess of par value	873,061	814,968
Retained earnings	1,433,723	1,396,886
Accumulated other comprehensive income	1,774	3,687

Total stockholders' equity	2,308,558	2,215,541

Total liabilities and stockholders' equity	$2,953,742	$2,866,597

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,
(in thousands, except per share data)	2003	2002

Revenues:
Product	$250,145	$ 312,508
Service	67,825	63,012

Total revenues	317,970	375,520

Costs and operating expenses:
Costs of goods sold	155,541	186,344
Engineering, research and development	65,452	70,853
Selling, general and administrative	60,009	70,441
Nonrecurring acquisition, restructuring and other, net	—	(9,402)

Total costs and operating expenses	281,002	318,236

Income from operations	36,968	57,284

Interest income and other, net	8,401	10,170

Income before income taxes	45,369	67,454

Provision for income taxes	8,532	16,189

Net Income	$ 36,837	$ 51,265

Earnings per basic share:
Net income	$ 0.19	$ 0.27

Earnings per diluted share:
Net income	$ 0.18	$ 0.26

Weighted average number of shares:
Basic	192,699	189,279

Diluted	200,334	194,090

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
(in thousands)	2003	2002

Cash flows from operating activities:
Net income	$ 36,837	$ 51,265
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	19,944	17,639
Net gain on sale of marketable securities	(4,949)	(1,911)
Changes in assets and liabilities:
Accounts receivable, net	14,926	20,830
Inventories	(15,109)	4,115
Other assets	(11,231)	(6,092)
Accounts payable	15,525	(16,075)
Deferred profit	(21,579)	(21,588)
Other current liabilities	(4,630)	16,592

Net cash provided by operating activities	29,734	64,775

Cash flows from investing activities:
Purchase of land, property and equipment, net	(9,918)	(6,815)
Purchase of marketable securities	(583,628)	(308,167)
Proceeds from sale of marketable securities	518,497	266,396
Proceeds from maturity of marketable securities	20,859	34,830

Net cash used in investing activities	(54,190)	(13,756)

Cash flows from financing activities:
Issuance of common stock	59,895	4,151
Stock repurchases	(1,701)	(47,497)

Net cash provided (used) in financing activities	58,194	(43,346)

Effect of exchange rate changes on cash
and cash equivalents	3,548	(1,847)

Net increase in cash and cash equivalents	37,286	5,826

Cash and cash equivalents at beginning of period	606,903	429,820

Cash and cash equivalents at end of period	$ 644,189	$ 435,646

Supplemental cash flow disclosures:
Income taxes (refunded) paid, net	$ 9,461	$ (6,037)

Interest paid	$ 120	$ 48

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with the Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the SEC on September 15, 2003, as amended by the Company’s Annual Report on Form 10-K/A filed on September 29, 2003.

     The results of operations for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2004.

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

     Cash Equivalents and Marketable Securities All highly liquid debt instruments with original maturities of ninety days or less are considered to be cash equivalents. Investments with remaining maturities greater than three months and that mature within one year from the balance sheet date are considered to be short-term marketable securities. Non-current marketable securities include debt securities with maturities exceeding one year from the balance sheet date. Short-term and non-current marketable securities are generally classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of accumulated other comprehensive income. KLA-Tencor has classified some equity securities that have readily determinable fair values in a similar manner. The fair value of marketable securities is based on quoted market prices. All realized gains and losses and unrealized losses and declines in fair value that are other than temporary are recorded in earnings in the period of occurrence. The specific identification method is used to determine the realized gains and losses on investments. Certain equity securities were classified as trading securities. These trading securities were reported at fair value determined based on quoted market prices at the reporting date for those instruments, with unrealized gains or losses included in earnings for the applicable period. The net amount of such gains and losses for the three months ended September 30, 2003 were not material. As of September 30, 2003, all of the trading securities had been sold.

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

     KLA-Tencor is exposed to credit loss in the event of nonperformance by counterparties on the foreign exchange contracts used in hedging activities. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company. KLA-Tencor does not anticipate nonperformance by these counterparties.

     Warranty KLA-Tencor provides standard warranty coverage on its systems for twelve months, providing labor and parts necessary to repair the systems during the warranty period. KLA-Tencor accounts for the estimated warranty cost as a charge to cost of sales when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, KLA-Tencor calculates the average service hours and parts expense per system and apply the actual labor and overhead rates to determine the estimated warranty charge. KLA-Tencor revaluates these estimated charges every quarter. The actual product performance and/or field expense profiles may differ, and in those cases KLA-Tencor adjusts warranty accruals accordingly.

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

     KLA-Tencor derives revenue from four sources – system sales, service contracts, spare part sales and software license fees. System sales include hardware and software that is incidental to the product. Prior to the implementation of SAB 101, system revenue was generally recognized upon shipment. Effective July 1, 2000, KLA-Tencor changed its method of accounting for system sales to generally recognize revenue upon a positive affirmation by the customer that the system has been installed and is operating according to predetermined specifications. In certain limited cases, KLA-Tencor may deviate from the need for a written acceptance by the customer, as follows:

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

•	When the system is damaged during transit, revenue is recognized upon receipt of cash payment from the customer.

     Total revenue recognized under conditions where KLA-Tencor deviates from the need for a written acceptance by the customer were less than 2.8% and 2.5% of total revenue for the three months ended September 30, 2003 and 2002, respectively. Shipping charges billed to customers are included in system revenue and the related shipping costs are included in cost of sales.

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

     Service and maintenance contract revenue is recognized ratably over the term of the maintenance contract. If maintenance is included in an arrangement, which includes a software license agreement, amounts related to maintenance are allocated based on vendor specific objective evidence. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is deferred as unearned revenue and is recognized ratably as revenue when the applicable warranty term period commences. Consulting and training revenue is recognized when the related services are performed.

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

     As a result of implementing SAB 101, KLA-Tencor changed its method of accounting for revenue recognition. This change resulted in cumulative deferred revenue of $660.9 million as of July 1, 2000, which was recorded as a non-cash charge of $306.4 million (after reduction for product and warranty costs of $207 million and income taxes of $147.5 million). The deferred profit balance as of September 30, 2003 was $156 million and equals the amount of system revenue that was invoiced and due on shipment but deferred under SAB 101 less applicable product and warranty costs. KLA-Tencor also defers the fair value of non-standard warranty bundled with equipment sales as unearned revenue. The unearned revenue balance at September 30, 2003 and June 30, 2003 was $46 million and $48 million, respectively.

     Strategic Development Agreements Net engineering, research and development expenses were partially offset by $4 million and $6 million in external funding received under certain strategic development programs funded by KLA-Tencor’s customers and government agencies in the three months ended September 30, 2003 and 2002, respectively.

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

     During the three months ended September 30, 2003, options to purchase approximately 231,000 shares, respectively, at prices ranging from $56.31 to $68.00, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares. During the three months ended September 30, 2002, options to purchase approximately 5,454,000 shares, respectively, at prices ranging from $41.32 to $68.00, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares.

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

Three months ended September 30,	2003	2002

Stock option plan:
Expected stock price volatility	67.0%	71.0%
Risk free interest rate	2.8%	2.8%
Expected life of options (in years)	5.5	5.4

Stock purchase plan:
Expected stock price volatility	50.5%	69.0%
Risk free interest rate	1.2%	2.2%
Expected life of options (in years)	1-2	1-2

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

     For purposes of pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods using straight-line method. KLA-Tencor’s pro forma information is as follows:

Three months ended September 30,
(in thousands, except per share data)	2003	2002

Net income, as reported	$ 36,837	$ 51,265
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(22,567)	(24,976)

Pro forma net income after application of SFAS 123	$ 14,270	$ 26,289

Earnings per share:

Net Income as reported
Basic	$ 0.19	$ 0.27
Diluted	$ 0.18	$ 0.26

Pro forma net income after application of SFAS 123
Basic	$ 0.07	$ 0.14
Diluted	$ 0.07	$ 0.14

     Reclassifications Certain prior year balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholder’s equity.

     Recent Accounting Pronouncements In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of this standard had no material impact on its consolidated financial statements.

     In August 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables”.   This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2.  Software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality.  EITF Issue No. 03-5 will be effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003.  The Company is in the process of determining the effect, if any, the adoption of EITF Issue No. 03-5 will have on its financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities.  For those arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46 at the end of the second quarter of fiscal 2004, in accordance with the FASB Staff Position 46-6, which delayed the effective date of FIN 46 for those arrangements.  The Company is in the process of determining the effect, if any, the adoption of FIN 46 will have on its financial statements.

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

NOTE 2 – BALANCE SHEET COMPONENTS

Inventories

     Inventories are stated at the lower of standard cost (which approximates the first-in, first-out basis) or market. The components of inventories are as follows:

	September 30,	June 30,
(in thousands)	2003	2003

Inventories
Customer service parts	$ 98,836	$107,709
Raw materials	33,002	30,558
Work-in-process	68,571	57,819
Demonstration equipment	49,886	40,732
Finished goods	23,612	21,981

Total	$273,907	$258,799

Marketable Securities

	September 30,	June 30,
(in thousands)	2003	2003

U.S. Treasuries	$ 68,659	$ 5,139
Mortgage-backed securities	24,079	22,263
Municipal bonds	1,229,210	1,105,852
Corporate debt securities	24,074	15,177
Corporate equity securities	4,221	22,967
Money market bank deposits and other	152,491	218,717

	1,502,734	1,390,115

Less: Cash equivalents	580,421	509,135
Short-term marketable securities	358,017	350,061

Long-term marketable securities	$ 564,296	$ 530,919

NOTE 3 – STOCK REPURCHASE PROGRAM

     The Company has adopted a plan to repurchase shares of its Common Stock in the open market for the purpose of partially offsetting dilution created by employee stock options and stock purchase plans. During the three months ended September 30, 2003 and 2002, the Company repurchased 32,000 and 1,443,000 shares of its Common Stock, respectively, at a cost of approximately $2 million and $47 million, respectively.

NOTE 4 – COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

	Three months ended September 30
(in thousands)	2003	2002

Net income	$ 36,837	$ 51,265
Other comprehensive income
Currency translation adjustments	5,081	(2,366)
Gains (losses) on cash flow hedging instruments	(4,692)	2,825
Change in unrealized gains on investment, net of taxes
of $1,453 in 2003 and $2,440 in 2002	(2,302)	3,865

Other comprehensive (loss) income	(1,913)	4,324

Total comprehensive income	$ 34,924	$ 55,589

NOTE 5 – NONRECURRING ACQUISITION, RESTRUCTURING AND OTHER COSTS

Restructuring and Other Costs

     During the three months ended September 30, 2002, KLA-Tencor restructured certain of its operations to realign costs with planned business levels in light of the industry downturn. Restructuring costs were classified into two main categories: facilities and other charges of $4.6 million and severance and benefits of $1.1 million. As part of the facilities consolidation, KLA-Tencor exited several of its leased buildings and has included the remaining net book value of the related leasehold improvements as well as the future lease payments, net of anticipated sublease revenue, in the charge. Severance and benefit charges were related to the involuntary termination of approximately 70 personnel from manufacturing, engineering, sales, marketing, and administration in the United States, Japan and Europe. The restructuring actions taken in fiscal 2003 are proceeding as planned, with the termination of employees having been completed and the facilities related lease payments scheduled to be completed by the end of fiscal 2004. The following table shows the details of the facilities, severance and other restructuring costs accrual as of the quarter ended September 30, 2003:

	Balance at	Non-recurring		Balance at
(in thousands)	June 30, 2003	charges	Utilized	September 30, 2003

Facilities and other	$3,193	$ —	$(344)	$2,849
Severance and benefits	47	—	(47)	—

Total	$3,240	$ —	$(391)	$2,849

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Facilities

     KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS 13, “Accounting for Leases,” and, as such, these facilities are not included on its Condensed Consolidated Balance Sheet.

     The following is a schedule of operating leases payments as of September 30, 2003 (in thousands):

Fiscal year ended June 30,	Amount

2004	$ 6,554
2005	6,875
2006	4,107
2007	1,951
2008	1,220
Thereafter	3,871

Total minimum lease payments	$24,578

Factoring

     KLA-Tencor has agreements with three Japanese banking institutions to sell certain of its trade receivables and promissory notes without recourse. During the three months ended September 30, 2003 and September 30, 2002, approximately $18 million and $22 million of receivables were sold under these arrangements, respectively. As of September 30, 2003, approximately $21 million was outstanding. The total amount available under the facility is the Japanese yen equivalent of $135 million based upon exchange rates as of September 30, 2003. KLA-Tencor does not believe it is materially at risk for any losses as a result of this agreement. From time to time KLA-Tencor will discount without recourse Letters of Credit (“LCs”) received from customers in payment of goods. During the September quarter several LCs were sold with proceeds totaling approximately $12 million. Discounting fees of $0.1 million are equivalent to interest expense and are recorded in interest and other income net.

Purchase Commitments

     KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply chain for key components. KLA-Tencor’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary amongst different suppliers. As such, it is difficult to accurately report KLA-Tencor’s true open purchase commitments at any particular point in time. However, the Company estimates its open inventory purchase commitment as of September 30, 2003 to be no more than an aggregate of $73 million.

Derivative Instruments

     KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets. As a result, KLA-Tencor is exposed to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts to hedge against certain future movements in foreign exchange rates that affect certain foreign currency denominated sales and purchase transactions. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. At September 30, 2003, KLA-Tencor had foreign exchange forward contracts maturing throughout fiscal 2004 to sell and purchase $211 million and $143 million, respectively, in foreign currency, primarily Japanese yen and Euros.

Guarantees

     The following table provides the changes in the product warranty accrual for the three months ended September 30, 2003:

Amount of Liability
(in thousands)	Debit/(Credit)

Balance at June 30, 2003	$(33,226)
Accruals for warranties issued during the current period	(7,726)
Adjustments of prior period accrual estimates	2,659
Settlements on warranty claims made during the period	8,001

Balance at September 30, 2003	$(30,292)

     In connection with certain business combinations and purchased technology transactions, KLA-Tencor was subject to certain contingent consideration arrangements at September 30, 2003. These arrangements are based upon sales volume or the occurrence of other events subsequent to the acquisition and lapse in fiscal years 2004 to 2005. The payment of the contingency would result in an increase to goodwill or operating expenses. Amounts paid under these arrangements have not been and are not expected to have a material effect on KLA-Tencor’s financial condition or results of operations and could range, in aggregate, from $2.2 million to $3.6 million.

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

Legal Matters

     KLA-Tencor is named from time to time as a party to lawsuits in the normal course of its business. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in each of the matters and are vigorously contesting each of these matters.

ADE Corporation

     On October 11, 2000, ADE Corporation (“ADE”), a competitor, filed a patent infringement lawsuit against KLA-Tencor in the U.S. District Court in Delaware. ADE claimed damages and sought an injunction under U.S. Patent No. 6,118,525 (“'525 patent”). KLA-Tencor filed a counterclaim in the same court alleging that ADE has infringed four of KLA-Tencor’s patents. KLA-Tencor is seeking damages and a permanent injunction against ADE. In addition, KLA-Tencor is seeking a declaration from the District Court that the ‘525 patent is invalid. On October 22, 2001, KLA-Tencor filed a separate action for declaratory judgment against ADE in the Northern District of California requesting a declaration that U.S. Patent No. 6,292,259 (“'259 patent”) is invalid and not infringed. That action has now been consolidated with the prior action in the Delaware proceeding, and ADE has amended its complaint in that proceeding to allege that we are infringing the ‘259 patent. On August 8, 2002, the magistrate presiding over the action issued a recommendation that the court enter summary judgment in KLA-Tencor’s favor on the issue of non-infringement under ADE’s ‘525 patent. On the same day, the magistrate issued recommendations that the court enter summary judgment in favor of ADE on the issue of non-infringement of two of KLA-Tencor’s patents. The district court judge subsequently substantially adopted the recommendations of the magistrate regarding claims construction. The district court judge has recently ruled in KLA-Tencor’s favor and granted summary judgment of non-infringement regarding both the ‘525 and ‘259 patents. KLA-Tencor’s case against ADE for their alleged infringement of our patents is set to go to trial on January 26, 2004.

Tokyo Seimitsu Co. Ltd.

     On June 27, 2001, KLA-Tencor filed lawsuit against Tokyo Seimitsu Co. Ltd. and TSK America Inc. (“TSK”), a competitor, in the U.S. District Court in the Northern District of California alleging that TSK infringes on one of the Company’s patents. The suit seeks damages and an injunction under U.S. Patent No. 4,805,123 (“'123 patent”). TSK filed a counterclaim in the same court seeking a declaration that the ‘123 patent is invalid, unenforceable and not infringed, and also alleged violations of the antitrust and unfair competition laws. On October 23, 2003 the parties settled the litigation. Pursuant to the settlement, both KLA-Tencor and Tokyo Seimitsu/Accretech dismissed their claims and terminated their litigation against each other. The terms of the settlement are confidential.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective July 1, 2001, KLA-Tencor adopted Statement of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” Under these accounting standards, KLA-Tencor ceased amortization of goodwill recorded for business combinations consummated prior to July 1, 2001, and reclassified amounts attributed to workforce in acquisitions made prior to July 1, 2001 that did not meet the criteria for separate recognition as other intangible assets under SFAS 141 to goodwill. The net carrying value of goodwill recorded through acquisitions is $16.2 million as of September 30, 2003. In accordance with SFAS 142, KLA-Tencor in fiscal 2003 evaluated the goodwill for impairment and concluded there was no impairment of goodwill.

     The net carrying value of other intangible assets as of September 30, 2003 was $3.7 million; the components of which are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	$1,252	$ 604	$ 648
Patents	4,761	2,025	2,736
Trademark	625	323	302

Subtotal	$6,638	$2,952	$3,686

     Other intangible assets are amortized on a straight-line basis over their estimated useful lives. For the three months ended September 30, 2003 and 2002, amortization expense for other intangible assets was $0.4 million and $0.6 million, respectively. KLA-Tencor will continue to review the carrying value of the other intangible assets in relation to the fair value of the discounted cash flows. Based on intangibles assets recorded at September 30, 2003, and assuming no subsequent impairment of the underlying assets, the annual estimated amortization expense is expected to be as follows (in thousands):

Fiscal year ended June 30:	Amount
2004	$1,438
2005	1,434
2006	689
2007 and thereafter	484

NOTE 8 – GEOGRAPHIC INFORMATION

     KLA-Tencor has significant operations outside the United States, which include a manufacturing facility in Israel and sales, marketing and service offices in Western Europe, Japan, and the Asia Pacific region. For geographical revenue reporting, revenues are attributed to the geographic regions in which the customer is located. Long-lived assets consist of net property and equipment, goodwill, capitalized software and other intangibles, and other long-term assets, excluding long-term deferred tax assets and are attributed to the geographic region in which they are located. The following is a summary of operations by entities located within the indicated geographic regions for three months ended September 30, 2003 and 2002, except where indicated.

Three months ended September 30, (in thousands)	2003	2002

Revenues:
United States	$ 61,914	$ 90,098
Europe & Israel	58,825	72,186
Japan	67,157	92,030
Taiwan	31,733	65,153
Korea	63,223	22,893
Asia Pacific	35,118	33,160

Total	$317,970	$375,520

	September 30,	June 30,
(in thousands)	2003	2003

Long-lived assets:
United States	$468,977	$468,171
Europe & Israel	7,161	6,416
Japan	4,819	4,757
Taiwan	2,427	2,528
Asia Pacific	4,597	4,383

Total	$487,981	$486,255

     The following is a summary of revenues by major products for three months ended September 30, 2003 and 2002 (as a percentage of total revenue).

Three months ended September 30,	2003	2002

Defect Inspection	62%	65%
Metrology	14%	16%
Service	21%	17%
Software and other	3%	2%

Total	100%	100%

     In the three months ended September 30, 2003, two customers, Samsung and Intel Corporation, accounted for 20% and 10% of revenue, respectively. For the three months ended September 30, 2002 no customer accounted for more than 10% of revenue. For the three months ended September 30, 2003 and 2002 no customer accounted for more than 10% of net accounts receivable.

NOTE 9 – SUBSEQUENT EVENTS

     On October 23, 2003, KLA-Tencor received notice from the National Institute of Standards and Technology disallowing approximately $5 million of funding received under an Advanced Technology Cooperative Agreement. KLA-Tencor intends to appeal this decision.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These statements are generally accompanied by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “rely,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “forecast” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, those statements regarding forecasts of the future results of our operations; and orders for our products; sales of semiconductors; growth in the semiconductor capital equipment business; the allocation of capital spending by our customers; growth in the semiconductor capital equipment industry; technological trends in the semiconductor industry; our future product offerings and product features, as well as market acceptance of new products; the growth in demand for process controls; the future of our service revenues; the future of our gross margins; the future of our selling, general and administrative expenses; anticipated revenue from various domestic and international regions; international sales and operations; maintenance of our competitive advantage; success of our product offerings; creation of programs for research and development; attraction and retention of employees; management of risks involved in acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; the outcome of any litigation to which we are a party; results of our investment in leading edge technologies; our future income tax rate; the effects of hedging transactions; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

     Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section and those set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1, “Business” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the Securities and Exchange Commission (“SEC”) on September 15, 2003, as amended by the Company’s Annual Report on Form 10-K/A filed on September 29, 2003. You should carefully review these risks and also review the risks described in other documents we file from time to time with the SEC. You are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

     The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. For the three months ended September 30, 2003 there have been no changes to these critical accounting policies.

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

     In calendar year 2001, the demand for semiconductors dropped by approximately 32% and remained flat to slightly higher in calendar year 2002. According to industry analysts, semiconductor sales are projected to grow around 10% for calendar year 2003 and approximately 20% for calendar year 2004, which we believe will translate into positive growth for the semiconductor capital equipment business. New system and service orders, which are new orders net of cancellations, grew sequentially by approximately $3 million in the three months ended September 30, 2003, compared to the previous quarter.

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

     New system and service orders by region were as follows (in millions):

	Fiscal Quarter 2004	Fiscal Quarter 2003
	First	Fourth	Third	Second	First
United States	$ 71	$104	$ 98	$ 92	$ 80
Europe	21	39	40	58	30
Japan	80	101	64	67	57
Taiwan	96	28	44	17	46
Asia Pacific	72	65	70	52	29

Total orders	$340	$337	$316	$286	$242

     KLA-Tencor’s backlog for unshipped system orders as of September 30, 2003 was approximately $554 million, a majority of which we expect to ship over the next six to nine months. In addition, we have $326 million of SAB 101 deferred revenue that is related to products that have been delivered but are awaiting written acceptance from the customer.

Revenues and Gross Margin

     Product revenue decreased $62 million, or 20%, to $250 million for the three months ended September 30, 2003 from $313 million for the three months ended September 30, 2002. Product revenue declines were mostly the result of reduced capital spending as a result of a semiconductor industry downturn. For the three months ended September 30, 2003, international product revenue increased to 86% of revenue, from 80% for the three months ended September 30, 2002, due to a higher share of Asia Pacific, partially offset by a lower share of Japan and Taiwan.

     Service revenue is generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. Service revenues were $68 million and $63 million for the three months ended September 30, 2003 and 2002 respectively. Service revenue increased as our installed base of equipment at our customers’ sites continued to grow. The amount of service revenue generated is generally proportional to the number of post-warranty systems installed at our customers’ sites and the degree of utilization of those systems.

     Gross margins were 51% of revenues for the three months ended September 30, 2003, compared to 50% of revenues for the same period in the prior fiscal year. Gross margins increased slightly year over year, despite lower sales volume, primarily due to implementation of certain programs for streamlining of manufacturing, installation and servicing costs. In spite of the continued weak conditions in the semiconductor industry, we expect to keep our gross margins above 50% by streamlining manufacturing costs through the use of common platforms, leveraging manufacturing procurement through consolidation of vendors and further expanding on outsourcing initiatives.

Engineering, Research and Development

     Net engineering, research and development (R&D) expenses were $65 million for the three months ended September 30, 2003, compared to $71 million for the same period in the prior fiscal year. As a percentage of revenue, R&D expenses were 21% for the three months ended September 30, 2003, compared to 19% for the same period in the prior fiscal year. The absolute dollars for R&D investment decreased primarily due to reductions in temporary labor and discretionary spending as well as other cost saving measures implemented over the last several quarters in response to the industry slow down. We expect our net engineering, research and development expenses to be flat to slightly up in absolute dollars as we make investments in critical programs focusing on new technologies and enhancements to existing products.

     Gross engineering, research and development expenses were partially offset by $4 million and $6 million in external funding received under certain strategic development programs conducted with several of our customers and government grants for the three months ended September 30, 2003 and 2002, respectively.

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

Selling, General and Administrative

     Selling, general and administrative expenses were $60 million for the three months ended September 30, 2003, compared to $70 million (excluding a one-time gain, net of restructuring charges, of $9 million) for the same period in the prior fiscal year. As a percentage of revenue, selling, general and administrative expenses were 19% for the three months ended September 30, 2003 and for the same period in the prior fiscal year. The absolute dollars for selling, general and administrative expenses decreased primarily due to reductions in temporary labor and discretionary spending as well as other cost saving measures implemented over the last several quarters in response to the industry slowdown. We expect our selling, general and administrative expenses to be flat to slightly down in absolute dollars as we continue to realize the benefits from these cost saving measures.

Restructuring and Other Costs

     During the three months ended September 30, 2002, we restructured certain of our operations to realign costs with planned business levels in light of the industry downturn. Restructuring costs were classified into two main categories: facilities and other charges of $4.6 million and severance and benefits of $1.1 million. As part of the facilities consolidation, we exited several of our leased buildings and have included the remaining net book value of the related leasehold improvements as well as the future lease payments, net of anticipated sublease revenue, in the charge. Severance and benefit charges were related to the involuntary termination of approximately 70 personnel from manufacturing, engineering, sales, marketing, and administration in the United States, Japan and Europe. The restructuring actions taken in fiscal 2003 are proceeding as planned, with the termination of employees having been completed and the facilities related lease payments scheduled to be completed by the end of fiscal 2004. The following table shows the details of the facilities, severance and other restructuring costs accrual as of the quarter ended September 30, 2003:

	Balance at	Non-recurring		Balance at
(in thousands)	June 30, 2003	charges	Utilized	September 30, 2003

Facilities and other	$3,193	$ —	$(344)	$2,849
Severance and benefits	47	—	(47)	—

Total	$3,240	$ —	$(391)	$2,849

Interest Income and Other, Net

     Interest income and other, net was $8 million and $10 million for the three months ended September 30, 2003, and 2002, respectively. Interest income and other, net is comprised primarily of gains realized on sales of marketable securities, interest income earned on the investment and cash portfolio, as well as income recognized upon settlement of certain foreign currency contracts and unrealized gains and losses from marking to market investments classified as trading securities. The decrease in interest income and other, net for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 was primarily due to decreased interest income resulting from declining interest rates and to a lesser extent, losses recognized upon the settlement of foreign currency contracts.

Provision for Income Taxes

     Our effective tax rate for the three months ended September 30, 2003 was approximately 19% net of a one time non-recurring benefit of $1.5 million or 3%, related to the resolution of a prior year federal tax audit matter. This was lower than the effective tax rate of 24% realized in the same period of the prior fiscal year. The overall reduction in our effective tax rate was primarily the result of more R&D credits and lower foreign tax compared relatively to these same items as a percentage of pre-tax income of the same period during the prior fiscal year. Congress is considering legislation to repeal the existing export incentive provided by the United States Internal Revenue Code and replace it with a tax incentive tied to U.S. based manufacturing. If the legislation is enacted it may increase our effective tax rate in future periods.

Stock Option and Incentive Plans

     KLA-Tencor’s stock option program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees (“knowledge employees”), and align stockholder and employee interests. Under KLA-Tencor’s stock option plans, options generally have a vesting period of five years, are exercisable for a period not to exceed ten years from the date of issuance and are granted at prices not less than the fair market value of KLA-Tencor’s common stock at the grant date. This program consists of three plans: one under which non-employee directors may be granted options to purchase shares of our stock, another in which officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock and a third in which consultants and all employees other than directors and officers may be granted options to purchase shares of our stock. Substantially all of our employees that meet established performance goals and that qualify as knowledge employees participate in one of our stock option plans. Options granted to officers and employees from fiscal year 2001 through September 30, 2003 are summarized as follows (in thousands):

	Three months ended September 30,		Fiscal year ended June 30,
	2003		2003	2002	2001
Weighted average number of shares outstanding	192,699		189,817	187,677	185,860

Total options granted during the period	1,427		4,922	9,760	10,274

Less options forfeited	(359)		(2,416)	(1,786)	(2,418)

Net options granted	1,068		2,506	7,974	7,856

Net grants during the period as a percentage
of weighted average shares outstanding	0.6%		1.3%	4.2%	4.2%

Grants to top five officers during the period
as a percentage of weighted average shares outstanding	0.1%		0.2%	0.3%	0.2%

Grants to top five officers during the period
as a percentage of total options granted	6.6%	%	6.0%	6.0%	4.0%

     During the three months ended September 30 2003, the Company granted options to purchase approximately 1.4 million shares of stock to employees. After deducting options forfeited, the net grant of options was 1.1 million shares. The net options granted after forfeiture represented 0.6% of the weighted average outstanding shares of approximately 192.7 million as of September 30, 2003.

     Options granted to the top five officers, who represent the chief executive officer and each of the four other most highly compensated executive officers whose salary plus bonus exceeded $100,000 for the fiscal year ended June 30, 2003, as a percentage of the total options granted to all employees, vary from quarter to quarter and year to year. In the three months ended September 30, 2003, there were 94,000 options granted to the top five officers.

     The following table summarizes stock options exercised by the top five officers during the three months ended September 30, 2003:

			Total Number of Securities Underlying Unexercised Options at September 30, 2003		Total Value of Unexercised, In-the-Money Options at September 30, 2003 (1)
			Vested	Unvested	Exercisable	Unexercisable
	Shares Acquired on Exercise	Value Realized

Kenneth L. Schroeder	224,100	$9,724,129	644,049	474,451	$17,864,007	$9,090,007
Chief Executive Officer

Gary E. Dickerson	40,000	$1,591,734	250,125	208,240	$ 4,565,851	$3,450,897
President & Chief Operating
Officer

John H. Kispert	95,000	$2,019,069	8,638	114,562	$ 269,162	$1,915,011
Executive Vice President
and Chief Financial Officer

Dennis J. Fortino	35,792	$ 854,765	97,668	110,457	$ 1,363,556	$1,791,156
Executive Vice President

Richard P. Wallace	40,000	$ 875,136	20,211	103,417	$ 201,557	$1,671,721
Executive Vice President
(1)	Total Value of vested options based on fair market value of the Company's Common Stock of $51.60 per share as of September 30, 2003.

     The following table summarizes KLA-Tencor’s stock option plans as of September 30, 2003:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under stock option plan
Stock option
plan approved by
stockholders	18,792,658	$ 28.25	18,697,941	(1)
Stock option plan
not approved by
stockholders(2)	9,612,655	37.63	2,904,562

Total	28,405,313	$ 31.34	21,602,503

(1)	In July 2003, an additional 5,750,290 securities were reserved for issuance in accordance with the stock option plan’s evergreen feature.

(2)	Officers and directors are not eligible to receive options granted under this plan.

The activity under the option plans, combined, was as follows:

	Available For Grant	Options Outstanding	Weighted- Average Price
Balances at June 30, 2001	8,508,074	26,289,586	$ 26.18
Additional shares reserved	5,610,752	—	—
Options granted	(9,760,303)	9,760,303	31.83
Options canceled/expired	1,786,295	(1,786,295)	32.55
Options exercised	—	(4,173,887)	19.36

Balances at June 30, 2002	6,144,818	30,089,707	$ 28.60
Additional shares reserved	13,280,928	—	—
Options granted	(4,922,001)	4,922,001	35.26
Options canceled/expired	2,415,973	(2,415,973)	35.16
Options exercised	—	(2,861,777)	20.94

Balances at June 30, 2003	16,919,718	29,733,958	$ 29.94
Additional shares reserved	5,750,290	—	—
Options granted (1)	(1,426,761)	1,426,761	51.23
Options canceled/expired	359,256	(359,256)	36.70
Options exercised	—	(2,396,150)	31.34

Balances at September 30, 2003	21,602,503	28,405,313	$ 29.94

(1)	In addition, in October 2003, KLA-Tencor granted 2.0 million stock options (1.8 million to non-executive employees and 0.2 million to executive employees) as part of the fiscal year 2003 annual performance cycle review of KLA-Tencor.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments balances during the three months ended September 30, 2003 increased to $1.0 billion from $957 million at June 30, 2003. In addition marketable securities classified as long-term at September 30, 2003 increased to $564 million from $531 million at June 30, 2003. KLA-Tencor has historically financed its operations through cash generated from operations. Net cash provided by operating activities for the three months ended September 30, 2003 was $30 million, compared to $65 million of net cash from operating activities for the same period of the prior fiscal year. The decrease in cash provided by operating activities in three months ended September 30, 2003 compared to the same period in the prior fiscal year was primarily due to a decline in net income, increases in gains from sale of investments and inventory balances partially offset by higher accounts payable balances. Net income decreased for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 primarily due to declining shipments, revenues partially offset by increase in gross margins and decreased engineering, selling, general and administrative expenses associated with cost saving measures in response to the industry slowdown. Gains from the sale of investments increased due to investment decisions regarding the timing of realizing gains and losses on these investments. Inventories balances increased due to a ramping up of manufacturing of products. Accounts payable balances increased due to timing of payments.

     Net cash used in investing activities for the three months ended September 30, 2003 was $54 million, compared to $14 million used in investing activities for the same period of the prior fiscal year, primarily as a result of increased net purchases of marketable securities. Net cash provided by financing activities for the three months ended September 30, 2003 was $58 million as compared net cash used in financing activities of $43 million for the same period of the prior fiscal year. This change was primarily due to an increase in stock option exercises of $56 million and a decrease in stock repurchases of $46 million.

     The following is a schedule summarizing our significant operating lease commitments as of September 30, 2003 (in millions):

	Payments Due by Fiscal Year
	Total	2004	2005	2006	2007	2008	Thereafter
Operating leases	$ 24.6	$ 6.6	$ 6.9	$ 4.1	$ 2.0	$ 1.2	$ 3.8

     We have agreements with three Japanese banking institutions to sell certain of our trade receivables and promissory notes without recourse. During the three months ended September 30, 2003 and September 30, 2002, approximately $18 million and $22 million of receivables were sold under these arrangements, respectively. As of September 30, 2003, approximately $21 million was outstanding. The total amount available under the facility is the Japanese yen equivalent of $135 million based upon exchange rates as of September 30, 2003. KLA-Tencor does not believe it is materially at risk for any losses as a result of this agreement. From time to time we will discount without recourse Letters of Credit (“LCs”) received from customers in payment of goods. During the September quarter several LCs were sold with proceeds totaling approximately $12 million. Discounting fees of $0.1 million are equivalent to interest expense and are recorded in interest and other income net.

     We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary amongst different suppliers. As such, it is difficult to accurately report our true open purchase commitments at any particular point in time. However, we estimate our open inventory purchase commitment as of September 30, 2003 to be no more than an aggregate of $73 million.

     Working capital increased to $1.21 billion as of September 30, 2003, compared to $1.16 billion at June 30, 2003. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, our management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for the next twelve months.

FACTORS AFFECTING RESULTS, INCLUDING RISKS AND UNCERTAINTIES

Fluctuations in Operating Results and Stock Price

     Our operating results have varied widely in the past, and our future operating results will continue to be subject to quarterly variations based upon numerous factors, including those listed in this section and throughout this quarterly report on Form 10-Q. In addition, future operating results may not follow any past trends. We believe the factors that could make our results fluctuate and difficult to predict include:

     •  global economic uncertainty;
     •  the cyclical nature of the semiconductor industry;
     •  changing international economic conditions;
     •  competitive pressure;
     •  our ability to develop and implement new technologies and introduce new products;
     •  our ability to manage our manufacturing requirements;
     •  our ability to protect our intellectual property;
     •  our ability to attract, retain, and replace key employees;
     •  worldwide political instability; and
     •  earthquake and other uninsured risks.

     Operating results also could be affected by sudden changes in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which we do business. As a result of these or other factors, we could fail to achieve our expectations as to future revenue, gross profit and income from operations. Our failure to meet the performance expectations set and published by external sources could result in a sudden and significant drop in the price of our stock and could negatively affect the value of any investment in our stock.

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

     Managing global operations and sites located throughout the world presents challenges associated with, among other things, cultural diversity and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Periodic local or international economic downturns, trade balance issues, political instability in regions where we have operations, such as Israel, and fluctuations in interest and currency exchange rates could negatively affect our business and results of operations. Although we attempt to manage near-term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate. In addition, our ability to address normal business transaction issues in Asia may still be at risk due to the potential reoccurrence of a Severe Acute Respiratory Syndrome outbreak in Asia, which may result in management’s decision to limit travel to Asia in accordance with the World Health Organization’s recommendations.

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

Manufacturing Disruption

     Most of our manufacturing facilities are located in the United States, with a small operation located in Israel. Operations at our manufacturing facilities and our assembly subcontractors are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, fire, earthquake, energy shortages, flooding or other natural disasters. Such disruption could cause delays in shipments of products to our customers. We cannot ensure that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms. Such disruption could result in cancellation of orders or loss of customers and could seriously harm our business. We currently are in the initial stages of design and implementation of a new integrated financial and supply chain management system. Disruptions or delays in making changes to our integrated financial and supply chain management system could adversely impact our operations and our ability to forecast sales demand, ship products, manage our product inventory and record and report financial and management information on a timely and accurate basis.

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

     As is typical in the semiconductor equipment industry, from time to time we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which they believe cover certain of our products, processes, technologies or information. Our customary practice is to evaluate such assertions and to consider whether to seek licenses where appropriate. However, we cannot ensure that licenses can be obtained or, if obtained, will be on acceptable terms or that costly litigation or other administrative proceedings will not occur. The inability to obtain necessary licenses or other rights on reasonable terms, or instigation of litigation or other administrative proceedings could seriously harm our operating results and financial condition.

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

Litigation

     From time to time we are involved in litigation of various types, including litigation alleging infringement of intellectual property rights and other claims. Litigation tends to be expensive and requires significant management time and attention and could have a negative effect on our results of operations or business if we lose or have to settle a case on significantly adverse terms.

Terrorism and Political Instability

     The threat of terrorism targeted at the regions of the world in which we do business, including the United States, increases the uncertainty in our markets and may delay any recovery in the general economy. Any delay in the recovery of the economy and the semiconductor industry could adversely affect our business. Increased international political instability, as demonstrated by the September 2001 terrorist attacks, disruption in air transportation and further enhanced security measures as a result of the terrorist attacks, and the continuing instability in the Middle East, may hinder our ability to do business and may increase our costs of operations. Such continuing instability could cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. This same instability could have the same effects on our suppliers and their ability to timely deliver their products. If this international political instability continues or increases, our business and results of operations could be harmed.

Earthquake and other uninsured risks

     We purchase insurance to help mitigate the economic impact of certain insurable risks, however, certain other risks that are uninsurable or are insurable only at significant costs are not mitigated via insurance. An earthquake could significantly disrupt our manufacturing operations, most of which are conducted in California. It could also significantly delay our research and engineering effort on new products, most of which is also conducted in California. We take steps to minimize the damage that would be caused by an earthquake, but there is no certainty that our efforts will prove successful in the event of an earthquake. We self insure earthquake risks because we believe this is the prudent financial decision based on our large cash reserves and the high cost and limited coverage available in the earthquake insurance market. Certain other risks are also self insured either based on a similar cost benefit analysis, or based on the unavailability of insurance. If one or more of the uninsured events occurs, we could suffer major financial loss.

Effects of Recent Accounting Pronouncements

     In November 2002, EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or we may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of this standard did not have a material impact on our consolidated financial statements.

     In August 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables”.   This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2.  Software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality.  EITF Issue No. 03-5 will be effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003.  We are in the process of determining the effect, if any, the adoption of EITF Issue No. 03-5 will have on our financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. Since January 31, 2003, we have not invested in any entities we believe are variable interest entities.  For those arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46 at the end of the second quarter of fiscal 2004, in accordance with the FASB Staff Position 46-6 which delayed the effective date of FIN 46 for those arrangements.  We are in the process of determining the effect, if any, the adoption of FIN 46 will have on our financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at September 30, 2003. Actual results may differ materially.

     At the end of September 30, 2003, we had an investment portfolio of fixed income securities of $920 million, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2003, the fair value of the portfolio would have declined by $2 million.

     As of September, 2003, we had net forward contracts to sell $68 million in foreign currency in order to hedge currency exposures (see Note 6 of the Notes to the Consolidated Financial Statements under “Derivative Instruments.”) If we had entered into these contracts on September 30, 2003, the U.S. dollar equivalent would be $74 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $25 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on income or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting

     There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     A discussion regarding certain pending legal proceedings is included in Part I, Item 3, “Legal Proceedings,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Since the fiscal year ended June 30, 2003, certain developments have occurred with respect to the legal proceedings described in our Annual Report as follows:

ADE Corporation

     On October 11, 2000, ADE Corporation (“ADE”), a competitor, filed a patent infringement lawsuit against us in the U.S. District Court in Delaware. ADE claimed damages and sought an injunction under U.S. Patent No. 6,118,525 (“'525 patent”). We filed a counterclaim in the same court alleging that ADE has infringed four of its patents. We are seeking damages and a permanent injunction against ADE. In addition, we are seeking a declaration from the District Court that ADE’s patent is invalid. On October 22, 2001, we filed a separate action for declaratory judgment against ADE in the Northern District of California requesting a declaration that U.S. Patent No. 6,292,259 (“'259 patent”) is invalid and not infringed. That action has now been consolidated with the prior action in the Delaware proceeding, and ADE has amended its complaint in that proceeding to allege that we are infringing the ‘259 patent. On August 8, 2002, the magistrate presiding over the action issued a recommendation that the court enter summary judgment in our favor on the issue of non-infringement under ADE’s ‘525 patent. On the same day, the magistrate issued recommendations that the court enter summary judgment in favor of ADE on the issue of non-infringement of two of our patents. The district court judge subsequently substantially adopted the recommendations of the magistrate regarding claims construction. The district court judge has recently ruled in our favor and granted summary judgment of non-infringement regarding both the ‘525 and ‘259 patents. Our case against ADE for their alleged infringement of our patents is set to go to trial on January 26, 2004.

Tokyo Seimitsu Co. Ltd.

     On June 27, 2001, we sued Tokyo Seimitsu Co. Ltd. and TSK America Inc. (“TSK”), a competitor, in the U.S. District Court in the Northern District of California alleging that TSK infringes on one of the Company's patents. The suit seeks damages and an injunction under U.S. Patent No. 4,805,123 (“'123 patent”). TSK filed a counterclaim in the same court seeking a declaration that the `123 patent is invalid, unenforceable and not infringed, and also alleged violations of the antitrust and unfair competition laws. On October 23, 2003, the parties settled the litigation. Pursuant to the settlement, both KLA-Tencor and Tokyo Seimitsu/Accretech dismissed their claims and terminated their litigation against each other. The terms of the settlement are confidential

     Although we cannot predict the outcome of these claims, we do not believe that any of these legal matters will have a material adverse effect on KLA-Tencor. Were an unfavorable ruling to occur in one or more of the pending claims, there exists the possibility of a material impact on our operating results for the period in which the ruling occurred.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       31.1 Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934.

       31.2 Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

       32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)    Form 8-K

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

KLA-Tencor Corporation
(Registrant)

November 7, 2003	/s/ KENNETH L. SCHROEDER

(Date)	Kenneth L. Schroeder
Chief Executive Officer and Director
(Principal Executive Officer)

November 7, 2003	/s/ JOHN H. KISPERT

(Date)	John H. Kispert
Executive Vice President
and Chief Financial Officer
(Principal Accounting Officer)