Form 10-Q
period 2003-12-31
KLA TENCOR CORP
filed 2004-02-06
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2003

or

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

Yes ☒	No ☐

          Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

          As of January 30, 2004 there were 196,305,696 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	December 31, 2003	June 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$660,814	$606,903
Marketable securities	401,080	350,061
Accounts receivable, net	245,841	223,535
Inventories	288,355	258,799
Other current assets	369,185	367,085

Total current assets	1,965,275	1,806,383
Land, property and equipment, net	374,692	382,729
Marketable securities	567,136	530,919
Other assets	165,330	146,566

Total assets	$3,072,433	$2,866,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,722	$33,893
Deferred profit	155,973	177,486
Unearned revenue	44,572	48,203
Other current liabilities	421,359	391,474

Total current liabilities	673,626	651,056

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock and capital in excess of par value	917,951	814,968
Retained earnings	1,478,238	1,396,886
Accumulated other comprehensive income	2,618	3,687

Total stockholders’ equity	2,398,807	2,215,541

Total liabilities and stockholders’ equity	$3,072,433	$2,866,597

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,		Six months ended December 31,

(in thousands except per share data)	2003	2002	2003	2002

Revenues:
Product	$264,824	$268,075	$514,969	$580,583
Service	73,714	66,843	141,539	129,855

Total revenues	338,538	334,918	656,508	710,438
Costs and operating expenses:
Costs of goods sold	156,369	171,138	311,910	357,482
Research and development	68,930	71,935	134,382	142,788
Selling, general and administrative	62,177	65,089	122,186	135,530
Non-recurring acquisition, restructuring and other, net	—	—	—	(9,402)

Total costs and operating expenses	287,476	308,162	568,478	626,398

Income from operations	51,062	26,756	88,030	84,040
Interest income and other, net	7,332	11,702	15,733	21,872

Income before income taxes	58,394	38,458	103,763	105,912
Provision for income taxes	13,879	9,230	22,411	25,419

Net income	$44,515	$29,228	$81,352	$80,493

Basic earning per share:
Net income	$0.23	$0.15	$0.42	$0.43

Diluted earnings per share:
Net income	$0.22	$0.15	$0.40	$0.42

Weighted average number of shares:
Basic	194,872	189,018	193,751	189,229

Diluted	202,450	193,519	201,323	193,904

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,

(in thousands)	2003	2002

Cash flows from operating activities:
Net income	$81,352	$80,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,394	35,434
Non-recurring restructuring and other, net	—	(9,402)
Net gain on sale of marketable securities	(7,513)	(8,677)
Changes in assets and liabilities:
Accounts receivable, net	(22,308)	19,446
Inventories	(29,557)	33,057
Other assets	(15,396)	(11,139)
Accounts payable	17,835	(30,039)
Deferred profit	(21,513)	(16,001)
Other current liabilities	18,947	4,737

Net cash provided by operating activities	63,241	97,709

Cash flows from investing activities:
Purchases of land, property and equipment, net	(23,193)	(126,155)
Purchases of marketable securities	(935,921)	(799,620)
Proceeds from sale of marketable securities	756,146	892,439
Proceeds from maturity of marketable securities	82,292	49,468

Net cash (used in) provided by investing activities	(120,676)	16,132

Cash flows from financing activities:
Issuance of common stock	111,565	33,826
Common stock repurchases	(8,481)	(48,359)

Net cash provided by (used in) financing activities	103,084	(14,533)

Effect of exchange rate changes on cash and cash equivalents	8,262	1,267

Net increase in cash and cash equivalents	53,911	100,775
Cash and cash equivalents at beginning of period	606,903	429,820

Cash and cash equivalents at end of period	$660,814	$530,595

Supplemental cash flow disclosures:
Income taxes (refunded) paid, net	$15,378	$(2,924)

Interest paid	$231	$142

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of presentation The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated.  These financial statements and notes, however, should be read in conjunction with the Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the SEC on September 16, 2003, as amended by the Company’s Annual Report on Form 10-K/A filed on September 29, 2003.

          The results of operations for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2004.

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

          Cash Equivalents and Marketable Securities  All highly liquid debt instruments with original maturities of ninety days or less are considered to be cash equivalents. Investments with remaining maturities greater than three months and that mature within one year from the balance sheet date are considered to be short-term marketable securities. Non-current marketable securities include debt securities with maturities exceeding one year from the balance sheet date.  Short-term and non-current marketable securities are generally classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of accumulated other comprehensive income. KLA-Tencor has classified some equity securities that have readily determinable fair values in a similar manner.  The fair value of marketable securities is based on quoted market prices. All realized gains and losses and unrealized losses and declines in fair value that are other than temporary are recorded in earnings in the period of occurrence. The specific identification method is used to determine the realized gains and losses on investments.  Certain equity securities were classified as trading securities.  These trading securities were reported at fair value determined based on quoted market prices at the reporting date for those instruments, with unrealized gains or losses included in earnings for the applicable period. The net amounts of such gains and losses for the three months and six months ended December 31, 2003 were not material.  As of December 31, 2003, all of the trading securities had been sold.

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

          Intangible Assets   Purchased technology, patents, trademarks and goodwill are presented at cost, net of accumulated amortization. Effective July 1, 2002, KLA-Tencor replaced ratable amortization of goodwill with periodic testing of goodwill for impairment in accordance with the provision of Statement of Financial Accounting Standard No. 142, “Goodwill and Intangible Assets.” Intangible assets other than goodwill are amortized over their estimated useful lives using the straight-line method.

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

          Capitalized software KLA-Tencor capitalizes certain internal and external costs incurred to acquire and create internal use software in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software is included in property plant and equipment and is depreciated over three to five years when development is complete.

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

          Revenue Recognition   KLA-Tencor derives revenue from four sources – system sales, service contracts, spare part sales and software license fees. System sales include hardware and software that is incidental to the product.  Prior to the implementation of Staff Accounting Bulletin No, 101 (“SAB 101”), system revenue was generally recognized upon shipment. Effective July 1, 2000, KLA-Tencor changed its method of accounting for system sales to generally recognize revenue upon a positive affirmation by the customer that the system has been installed and is operating according to predetermined specifications. In certain limited cases, KLA-Tencor may deviate from the need for a written acceptance by the customer, as follows:

•	When system sales to independent distributors have no installation, contain no acceptance agreement, and 100% payment is due upon shipment, revenue is recognized on shipment;

•

When the system requires no integration and installation is inconsequential, revenue is recognized on shipment. In these cases the Company may be required to perform the installation but considers installation not essential to the functionality of the equipment, and there are no additional tests required to be performed on-site. In addition, third party distributors and customers regularly complete the installation of these tools;

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

•

When the system is performing in production and meets all published and contractually agreed specifications, but the customer withholds signature on the Company’s acceptance document due to warranty or other issues unrelated to product performance;

•	When the system is damaged during transit, revenue is recognized upon receipt of cash payment from the customer.

          Total revenue recognized under conditions where KLA-Tencor deviates from the need for a written acceptance by the customer were approximately 3.0% and 2.9% of total revenue for the three and six months ended December 31, 2003, respectively compared to 3.5% and 3.0% of total revenue for the three and six months ended December 31, 2002, respectively. Shipping charges billed to customers are included in system revenue and the related shipping costs are included in cost of sales.

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

          The deferred profit balance as of December 31, 2003 and June 30, 2003 was $156 million and $177 million, respectively, and equals the amount of system revenue that was invoiced and due on shipment but deferred under SAB 101 less applicable product and warranty costs. KLA-Tencor also defers the fair value of non-standard warranty bundled with equipment sales as unearned revenue. The unearned revenue balance at December 31, 2003 and June 30, 2003 was $45 million and $48 million, respectively.

          Strategic Development Agreements Gross engineering, research and development expenses were partially offset by external funding received under certain strategic development programs funded by KLA-Tencor’s customers and government agencies.  KLA-Tencor received external funding of $3 million and $7 million for the three months and six months ended December 31, 2003, respectively, compared to $4 million and $10 million for the three and six months ended December 31, 2002, respectively.  As previously disclosed, on October 23, 2003, KLA-Tencor received notice from the National Institute of Standards and Technology (“NIST”) disallowing approximately $5 million of funding received under an Advanced Technology Cooperative Agreement.  This notice has since been rescinded and the findings of the audit are being reviewed by NIST again.

          Earnings Per Share  Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period.  The reconciling difference between the computation of basic and diluted earnings per share for all periods presented is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans.

          During the three months and six months ended December 31, 2003, options to purchase approximately 213,440 shares and 245,462 shares, respectively, at per share prices ranging from $56.31 to $68.00, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares as the effect would be anti-dilutive. During the three months and six months ended December 31, 2002, options to purchase approximately 6,358,394 shares and 5,869,964 shares, respectively, at per share prices ranging from $37.05 to $68.00, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares as the effect would be anti-dilutive.

          Accounting for Stock-Based Compensation Plans  KLA-Tencor accounts for its employee stock option and employee stock purchase plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation Transition and Disclosure.” This Statement amends SFAS 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Since KLA-Tencor continues to account for stock-based compensation according to APB 25, its adoption of SFAS 148 required the Company to provide prominent disclosures about the effects of SFAS 123 on reported income and required the Company to disclose these affects in the financial statements as well.

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

Three and six months ended December 31,	2003	2002

Stock option plan:
Expected stock price volatility	65%-67%	71%
Risk free interest rate	2.8%-3.25%	2.8%
Expected life of options (in years)	5.4	5.4
Stock purchase plan:
Expected stock price volatility	47%-51%	68%-69%
Risk free interest rate	1.2%-1.8%	2.2%-2.8%
Expected life of options (in years)	1-2	1-2

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

          For purposes of pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods using straight-line method.  KLA-Tencor’s pro forma information is as follows:

	Three months ended December 31,		Six months ended December 31,

(in thousands)	2003	2002	2003	2002

Net income	$44,515	$29,228	$81,352	$80,493
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24,284)	(23,399)	(46,851)	(48,375)

Pro forma Net Income	$20,231	$5,829	$34,501	$32,118

Earnings per basic share:
As reported	$0.23	$0.15	$0.42	$0.43

Pro forma	$0.10	$0.03	$0.18	$0.17

Earnings per diluted share:
As reported	$0.22	$0.15	$0.40	$0.42

Pro-forma	$0.10	$0.03	$0.17	$0.17

          Reclassifications  Certain prior year balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholder’s equity.

          Recent Accounting Pronouncements   In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard had no material impact on the Company’s consolidated financial statements.

          In August 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables”.   This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2.  Software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality.  EITF Issue No. 03-5 is effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003.  The adoption of this standard had no material impact on its consolidated financial statements.

          In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities.  For those arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46 (as revised December 2003) at the end of the third quarter of fiscal 2004. KLA-Tencor expects the adoption of FIN 46 will result in the consolidation of a development stage semiconductor capital equipment company, in which KLA Tencor has a 45% interest. The adoption of FIN 46 is not expected to have a material impact on its consolidated financial statements.

          In April 2003, the FASB issued Statement No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments by requiring that contracts with comparable characteristics be accounted for similarly.  In particular, this statement clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to the language used in FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and amends certain other existing pronouncements.  The provisions of SFAS No. 149, which were not already applied under an Implementation Issue, are effective for contracts entered into or modified after June 30, 2003.  The adoption of this standard did not have a material impact on the Company’s consolidated balance sheet or statement of operations.

          In May 2003, the FASB issued Statement No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  It requires financial instruments within its scope be classified as a liability (or an asset in some circumstances).  Many of those financial instruments were previously classified as equity.  SFAS 150 is applicable to financials instruments entered into or modified after May 31, 2003 and is effective for the Company in the period ending March 31, 2004.  The adoption of this standard will not have a material impact on the Company’s consolidated balance sheet or statement of operations.

NOTE 2 – BALANCE SHEET COMPONENTS

Inventories

          Inventories are stated at the lower of standard cost (which approximates the first-in, first-out basis) or market. The components of inventories are as follows:

(in thousands)	December 31, 2003	June 30, 2003

Inventories
Customer service parts	$97,739	$107,709
Raw materials	38,614	30,558
Work-in-process	72,725	57,819
Demonstration equipment	60,807	40,732
Finished goods	18,470	21,981

Total	$288,355	$258,799

Marketable Securities

          The estimated fair value of securities available-for-sale as of December 31, 2003 and June 30, 2003 are follows:

(in thousands)	December 31, 2003	June 30, 2003

U.S. Treasuries	$85,024	$5,139
Mortgage-backed securities	42,841	22,263
Municipal bonds	1,206,925	1,105,852
Corporate debt securities	27,710	15,177
Corporate equity securities	2,792	22,967
Money market bank deposits and other	151,582	218,717

	1,516,874	1,390,115
Less: Cash equivalents	548,658	509,135
Short-term marketable securities	401,080	350,061

Long-term marketable securities	$567,136	$530,919

NOTE 3 – STOCK REPURCHASE PROGRAM

          The Company has adopted a plan to repurchase shares of its Common Stock in the open market for the purpose of partially offsetting dilution created by employee stock options and stock purchase plans.  During the six months ended December 31, 2003 and 2002, the Company repurchased 151,000 and 1,466,000 shares of its Common Stock at a cost of approximately $8 million and $48 million, respectively.

NOTE 4 – COMPREHENSIVE INCOME

          The components of comprehensive income, net of tax, are as follows:

	Three months ended December 31,		Six months ended December 31,

(in thousands)	2003	2002	2003	2002

Net income	$44,515	$29,228	$81,352	$80,493

Other comprehensive income (loss):
Currency translation adjustments	6,566	3,966	11,647	1,600
Gain (loss) on cash flow hedging instruments, net	(2,549)	(1,356)	(7,241)	1,469
Unrealized gains (losses) on investments, net of taxes (benefits) of ($2,003) and ($3,456) for the three and six months ended December 31, 2003 and ($2,097) and $343 for the three and six month months ended December 31, 2002	(3,173)	(3,321)	(5,475)	544

Other comprehensive gain (loss)	844	(711)	(1,069)	3,613

Total comprehensive income	$45,359	$28,517	$80,283	$84,106

NOTE 5 – NONRECURRING ACQUISITION, RESTRUCTURING AND OTHER COSTS

Restructuring and Other Costs

          During the three months ended September 30, 2002, KLA-Tencor restructured certain of its operations to realign costs with planned business levels in light of the industry downturn.  Restructuring costs were classified into two main categories: facilities and other charges of $4.6 million and severance and benefits of $1.1 million.  As part of the facilities consolidation, KLA-Tencor exited several of its leased buildings and has included the remaining net book value of the related leasehold improvements as well as the future lease payments, net of anticipated sublease revenue, in the charge.  Severance and benefit charges were related to the involuntary termination of approximately 70 personnel from manufacturing, engineering, sales, marketing, and administration in the United States, Japan and Europe.  The restructuring actions taken in fiscal 2003 are proceeding as planned, with the termination of employees having been completed and the facilities related lease payments scheduled to be completed by the end of fiscal 2004.  The following table shows the details of the facilities, severance and other restructuring costs accrual as of the six months ended December 31, 2003:

(in thousands)	Balance at June 30, 2003	Non-recurring charges	Utilized	Balance at December 31, 2003

Facilities and other	$3,193	$—	$(1,670)	$1,523
Severance and benefits	47	—	(47)	—

Total	$3,240	$—	$(1,717)	$1,523

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Facilities

          KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS 13, “Accounting for Leases,” and, as such, these facilities are not included on its Condensed Consolidated Balance Sheet.

          The following is a schedule of operating leases payments as of December 31, 2003 (in thousands):

Fiscal year ending June 30,	Amount

2004	$4,716
2005	8,399
2006	5,127
2007	2,636
2008	1,610
Thereafter	4,107

Total minimum lease payments	$26,595

Factoring

          KLA-Tencor has agreements with three banking institutions to sell certain of its trade receivables and promissory notes from Japanese customers without recourse.  During the three months and six months ended December 31, 2003, approximately $27 million and $45 million of receivables were sold under these arrangements, respectively.  As of December 31, 2003, approximately $34 million was outstanding. The total amount available under the facility is the Japanese yen equivalent of $140 million based upon exchange rates as of December 31, 2003.  KLA-Tencor does not believe it is at risk for any material losses as a result of this agreement.  In addition from time to time KLA-Tencor will discount without recourse Letters of Credit (“LCs”) received from customers in payment of goods.  During the three and six months ended December 31, 2003, several LCs were sold with proceeds totaling $14 million and $26 million, respectively.  Discounting fees of $0.1 million and $0.2 million for the three and six months ended December 31, 2003, respectively, were recorded in interest and other income net as interest expense.

Purchase Commitments

          KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply chain for key components.  KLA-Tencor’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties.  This forecast time-horizon can vary among different suppliers.  As such, it is difficult to accurately report KLA-Tencor’s true open purchase commitments at any particular point in time.  However, the Company estimates its open inventory purchase commitment as of December 31, 2003 to be no more than an aggregate of $105 million.

Derivative Instruments

          KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets.  As a result, KLA-Tencor is exposed to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts to hedge against certain future movements in foreign exchange rates that affect certain foreign currency denominated sales and purchase transactions. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. At December 31, 2003, KLA-Tencor had foreign exchange forward contracts maturing throughout fiscal 2004 to sell and purchase $268 million and $157 million, respectively, in foreign currency, primarily Japanese yen and Euros.

Guarantees

          The following table provides the changes in the product warranty accrual for the six months ended December 31, 2003:

(in thousands)	Amount of Liability Debit/(Credit)

Balance at June 30, 2003	$(33,226)
Accruals for warranties issued during the current period	(17,757)
Adjustments of prior period accrual estimates	4,568
Settlements on warranty claims made during the period	16,192

Balance at December 31, 2003	$(30,223)

          In connection with certain business combinations and purchased technology transactions, KLA-Tencor was subject to certain contingent consideration arrangements at December 31, 2003. These arrangements are based upon sales volume or the occurrence of other events subsequent to the acquisition and lapse in fiscal years 2004 to 2005.  The payment of the contingency would result in an increase to goodwill or operating expenses. Amounts paid under these arrangements have not been and are not expected to have a material effect on KLA-Tencor’s financial condition or results of operations and could range, in aggregate, from $1.1 million to $2.5 million.

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

Legal Matters

          KLA-Tencor is named from time to time as a party to lawsuits in the normal course of its business.  Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations.  Moreover, the results of complex legal proceedings are difficult to predict.  The Company believes that we have defenses in each of the matters and are vigorously contesting each of these matters.

ADE Corporation

          On October 11, 2000, ADE Corporation (“ADE”), a competitor, filed a patent infringement lawsuit against KLA-Tencor in the U.S. District Court in Delaware.  ADE claimed damages and sought an injunction under U.S. Patent No. 6,118,525 (“‘525 patent”).  KLA-Tencor filed a counterclaim in the same court alleging that ADE has infringed four of KLA-Tencor’s patents.  KLA-Tencor is seeking damages and a permanent injunction against ADE. In addition, KLA-Tencor is seeking a declaration from the District Court that the ‘525 patent is invalid.  On October 22, 2001, KLA-Tencor filed a separate action for declaratory judgment against ADE in the Northern District of California requesting a declaration that U.S. Patent No. 6,292,259 (“‘259 patent”) is invalid and not infringed.  That action was consolidated with the prior action in the Delaware proceeding and ADE amended its complaint in that proceeding to allege that KLA-Tencor is infringing the ‘259 patent.  On August 8, 2002, the magistrate presiding over the action issued a recommendation that the court enter summary judgment in KLA-Tencor’s favor on the issue of non-infringement under ADE’s ‘525 patent.  On the same day, the magistrate issued recommendations that the court enter summary judgment in favor of ADE on the issue of non-infringement of two of KLA-Tencor’s patents.  The district court judge subsequently substantially adopted the recommendations of the magistrate regarding claims construction.  The district court judge has ruled in KLA-Tencor’s favor and granted summary judgment of non-infringement regarding both the ‘525 and ‘259 patents.  KLA-Tencor has voluntarily withdrawn one of its patents from this suit, and KLA-Tencor continued to pursue its claim that ADE infringes its US Patent No. 6,215,551. KLA-Tencor’s case against ADE’s alleged infringement of its patent went to trial on January 27, 2004 and on February 4, 2004, the court entered judgement in favor of ADE, ruling that the ‘551 patent is invalid. KLA-Tencor is evaluating post-trial options, including possible motions and appeals.

Tokyo Seimitsu Co. Ltd.

          On June 27, 2001, KLA-Tencor filed a lawsuit against Tokyo Seimitsu Co. Ltd. and TSK America Inc. (“TSK”), a competitor, in the U.S. District Court in the Northern District of California alleging that TSK infringes on one of the Company’s patents.  The suit seeks damages and an injunction under U.S. Patent No. 4,805,123 (“‘123 patent”).  TSK filed a counterclaim in the same court seeking a declaration that the ‘123 patent is invalid, unenforceable and not infringed, and also alleged violations of the antitrust and unfair competition laws.  On October 23, 2003 the parties settled the litigation.  Pursuant to the settlement, both KLA-Tencor and Tokyo Seimitsu/Accretech dismissed their claims and terminated their litigation against each other.  The terms of the settlement are confidential.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

          Effective July 1, 2001, KLA-Tencor adopted Statement of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” Under these accounting standards, KLA-Tencor ceased amortization of goodwill recorded for business combinations consummated prior to July 1, 2001, and reclassified amounts attributed to workforce in acquisitions made prior to July 1, 2001 that did not meet the criteria for separate recognition as other intangible assets under SFAS 141 to goodwill.  The net carrying value of goodwill recorded through acquisitions was $17.3 million as of December 31, 2003.  In accordance with SFAS 142, KLA-Tencor during the three months ended December 31 2003, evaluated the goodwill for impairment and concluded there was no impairment of goodwill.

          The net carrying value of other intangible assets as of December 31, 2003 was $3.3 million; the components of which are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Existing technology	$1,252	$668	$584
Patents	4,761	2,294	2,467
Trademark	625	355	270

Subtotal	$6,638	$3,317	$3,321

          Other intangible assets are amortized on a straight-line basis over their estimated useful lives. For the three months and six months ended December 31, 2003, amortization expense for other intangible assets was $0.4 million and $0.7 million, respectively compared to $0.6 million and $1.2 million for the three and six months ended December 31, 2002. KLA-Tencor will continue to review the carrying value of the other intangible assets in relation to the fair value of the discounted cash flows. Based on intangibles assets recorded at December 31, 2003, and assuming no subsequent impairment of the underlying assets, the annual estimated amortization expense is expected to be as follows (in thousands):

Fiscal year ending June 30:	Amount

2004	$1,438
2005	1,434
2006	689
2007 and thereafter	484

NOTE 8 -- GEOGRAPHIC INFORMATION

          KLA-Tencor has significant operations outside the United States, which include a manufacturing facility in Israel and sales, marketing and service offices in Western Europe, Japan, and the Asia Pacific region.  For geographical revenue reporting, revenues are attributed to the geographic regions in which the customer is located.  Long-lived assets consist of net property and equipment, goodwill, capitalized software and other intangibles, and other long-term assets, excluding long-term deferred tax assets and are attributed to the geographic region in which they are located. The following is a summary of operations by entities located within the indicated geographic regions for three months and six months ended December 31, 2003 and 2002, except where indicated.

	Three months ended December 31,		Six months ended December 31,

(in thousands)	2003	2002	2003	2002

Revenue:
United States	$77,211	$91,959	$139,125	$182,057
Europe & Israel	63,980	40,545	122,804	112,731
Japan	94,871	65,848	162,028	157,878
Taiwan	48,906	85,537	80,639	150,690
Korea	17,755	23,373	80,979	46,266
Asia Pacific	35,815	27,656	70,933	60,816

Total	$338,538	$334,918	$656,508	$710,438

(in thousands)	December 31, 2003	June 30, 2003

Long-lived assets:
United States	$478,561	$468,171
Europe & Israel	6,433	6,416
Japan	4,855	4,757
Taiwan	2,331	2,528
Asia Pacific	4,112	4,383

Total	$496,292	$486,255

          The following is a summary of revenues by major products for three and six months ended December 31, 2003 and 2002 (as a percentage of total revenue).

	Three months ended December 31,		Six months ended December 31,

	2003	2002	2003	2002

Revenue:
Defect Inspection	61%	56%	61%	61%
Metrology	15%	16%	15%	16%
Service	22%	20%	21%	18%
Software and other	2%	8%	3%	5%

Total	100%	100%	100%	100%

          In the three months ended December 31, 2003, one customer, Intel Corporation, accounted for 11% of revenue.   For the six months ended December 31, 2003, two customers, Samsung and Intel Corporation, accounted for 12% and 10% of revenue, respectively.  For the three months and six months ended December 31, 2002, no single customer accounted for more than 10% of revenue. As of the three months ended December 31, 2003 and 2002 no single customer accounted for more than 10% of net accounts receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements included in or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These statements are generally accompanied by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “rely,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “forecast” or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements include, among others, those statements regarding forecasts of the future results of our operations;  orders for our products; sales of semiconductors; growth in the semiconductor capital equipment business; the allocation of capital spending by our customers; growth in the semiconductor capital equipment industry; technological trends in the semiconductor industry; our future product offerings and product features, as well as market acceptance of new products; timing of shipment of backlog; recognition of deferred revenue; the growth in spending for process controls; the future of our service revenues; the future of our gross margins; the future of our selling, general and administrative expenses; anticipated revenue from various domestic and international regions; international sales and operations; maintenance of our competitive advantage; success of our product offerings; creation of programs for research and development; attraction and retention of employees; management of risks involved in acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; the outcome of any litigation to which we are a party; results of our investment in leading edge technologies; our future income tax rate; the effects of hedging transactions; outcome of any ongoing, tax, governmental, other audits;  sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

          Our actual results may differ significantly from those projected in the forward-looking statements in this report.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section and those set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1, “Business” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the Securities and Exchange Commission (“SEC”) on September 16, 2003, as amended by the Company’s Annual Report on Form 10-K/A filed on September 29, 2003.  You should carefully review these risks and also review the risks described in other documents we file from time to time with the SEC.  You are cautioned not to place undue reliance on these forward-looking statements.   We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

          The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.   For the six months ended December 31, 2003, there were no changes to these  critical accounting policies.

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

          In calendar year 2001, the demand for semiconductors dropped by approximately 32% and remained flat to slightly higher in calendar year 2002. According to industry analysts, semiconductor sales are projected to grow approximately 20% for calendar year 2004, which industry analysts believe will translate into approximately 35% growth for the semiconductor capital equipment business. New system and service orders, which are new orders net of cancellations, grew sequentially by approximately $168 million or 49% in the three months ended December 31, 2003, compared to the previous quarter as a result of utilization of our customers’ fabs for leading edge products began to exceed their capacity and the need of our customers to expand these 200-millimeter fabs to meet short-term capacity requirements.

          Over the long-term we expect process control to continue to represent a higher percentage of our customers’ capital spending.  We believe this increase in process control spending will be driven by the demand for more precise diagnostics capabilities to address multiple new defects as a result of further shrinking of device feature sizes, the transition to copper and other new materials and the accelerated transition to new 300-millimeter fabs.  We anticipate these factors will drive increased demand for our products and services as the semiconductor industry recovers.

          New system and service orders by region were as follows (in millions):

	Fiscal Quarter 2004		Fiscal Quarter 2003

	Second	First	Fourth	Third	Second	First

United States	$129	$71	$104	$98	$92	$80
Europe	75	21	39	40	58	30
Japan	128	80	101	64	67	57
Taiwan	89	96	28	44	17	46
Asia Pacific	87	72	65	70	52	29

Total orders	$508	$340	$337	$316	$286	$242

          KLA-Tencor’s backlog for unshipped system orders as of December 31, 2003, was approximately $678 million, a majority of which we expect to ship over the next six to nine months. In addition, we have $370 million of SAB 101 deferred revenue that is related to products that have been delivered but are awaiting written acceptance from the customer.

Revenues and Gross Margin

          Product revenue decreased $3 million, to $265 million for the three months ended December 31, 2003, from $268 million for the three months ended December 31, 2002. Product revenue declined $66 million, or 11%, to $515 million for the six months ended December 31, 2003 from $581 million for the six months ended December 31, 2002.  Product revenue declines were primarily the result of reduced capital spending as a result of the semiconductor industry downturn.  International revenue increased to 77% of revenue, in the three months ended December 31, 2003 from 73% in the same period of the prior fiscal year, due to higher revenue in Japan, Europe and China partially offset by lower revenue in Taiwan and Korea. International revenue increased to 79% of revenue for the six months ended December 31, 2003 from 74% in the same period of the prior fiscal year, due to relatively higher revenue in Korea, Japan and Europe partially offset by lower revenue in Taiwan. In the three months ended December 31, 2003, one customer, Intel Corporation, accounted for 11% of revenue.   For the six months ended December 31, 2003, two customers, Samsung and Intel Corporation, accounted for 12% and 10% of revenue, respectively.  For the three months and six months ended December 31, 2002, no single customer accounted for more than 10% of revenue.

          Service revenue is generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. Service revenue was $74 million and $67 million for the three months ended December 31, 2003 and 2002, respectively. Service revenue was $142 million and $130 million for the six months ended December 31, 2003 and 2002, respectively.  Service revenue increased as our installed base of equipment at our customers’ sites continued to grow. The amount of service revenue generated is generally proportional to the number of post-warranty systems installed at our customers’ sites and the degree of utilization of those systems.

          As the semiconductor industry recovers we expect product shipments to continue to increase, which will result in an increase in product revenue. We expect service revenue as a percentage of total revenue to decline with the increase in product revenue.

          Gross margin as a percentage of revenue was 54% and 53% for the three and six months ended December 31, 2003, compared to 49% and 50% for the same periods in the prior fiscal year, respectively. Gross margins increased year over year, despite lower sales volume, due to implementation of certain programs for streamlining of manufacturing, installation and servicing costs. As the conditions in the semiconductor industry continue to strengthen, we expect gross margins to improve with the increase in sales volume, introduction of new models, streamlining manufacturing costs through the use of common platforms, leveraging manufacturing procurement through consolidation of vendors and further expanding on outsourcing initiatives.

Engineering, Research and Development

          Net engineering, research and development (“R&D”) expenses were $69 million and $134 million for the three and six months ended December 31, 2003, compared to $72 million and $143 million for the same periods in the prior fiscal year.  As a percentage of revenue, R&D expenses were 20% and 21% for the three and six months ended December 31, 2003, compared to 22% and 20% for the same periods in the prior fiscal year.  The absolute dollars for R&D investment decreased primarily due to reductions in temporary labor and discretionary spending as well as realization of savings from cost reduction measures implemented over the last several quarters of the prior fiscal year in response to the industry slow down.  We expect our net engineering, research and development expenses to increase as we accelerate our investments in critical programs focusing on new technologies and enhancements to existing products.

          Gross engineering, research and development expenses were partially offset by external funding received under certain strategic development programs conducted with several of our customers and government grants.  We received external funding of $3 million and $7 million for the three and six months ended December 31, 2003, respectively compared to $4 million and $10 million for the three and six months ended December 31, 2002, respectively.  As previously disclosed, on October 23, 2003, we received notice from the National Institute of Standards and Technology (“NIST”) disallowing approximately $5 million of funding received under an Advanced Technology Cooperative Agreement.  This notice has since been rescinded and the findings of the audit are being reviewed by NIST again; regardless of the ultimate resolution of the audit, the impact will not be material to our consolidated financial statements.

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

Selling, General and Administrative

          Selling, general and administrative expenses were $62 million and $122 million for the three and six months ended December 31, 2003, compared to $65 million and $136 million for the same periods in the prior fiscal year. As a percentage of revenue, selling, general and administrative expenses were 18% and 19% for the three and six months ended December 31, 2003, respectively, compared to 19% for the same periods in the prior fiscal year.  The absolute dollars for selling, general and administrative expenses decreased primarily due to reductions in temporary labor and discretionary spending as well as other realization of savings from cost reduction measures implemented over the last several quarters in the prior fiscal year in response to the industry slowdown. We expect our selling, general and administrative expenses to increase as we build up our organization to meet increased customer demands.

Restructuring and Other Costs

          During the three months ended September 30, 2002, we restructured certain of our operations to realign costs with planned business levels in light of the industry downturn.  Restructuring costs were classified into two main categories: facilities and other charges of $4.6 million and severance and benefits of $1.1 million.  As part of the facilities consolidation, we exited several of our leased buildings and have included the remaining net book value of the related leasehold improvements as well as the future lease payments, net of anticipated sublease revenue, in the charge.  Severance and benefit charges were related to the involuntary termination of approximately 70 personnel from manufacturing, engineering, sales, marketing, and administration in the United States, Japan and Europe.  The restructuring actions taken in fiscal 2003 are proceeding as planned, with the termination of employees having been completed and the facilities related lease payments scheduled to be completed by the end of fiscal 2004.  The following table shows the details of the facilities, severance and other restructuring costs accrual as of the six months ended December 31, 2003:

(in thousands)	Balance at June 30, 2003	Non-recurring charges	Utilized	Balance at December 31, 2003

Facilities and other	$3,193	$—	$(1,670)	$1,523
Severance and benefits	47	—	(47)	—

Total	$3,240	$—	$(1,717)	$1,523

Interest Income and Other, Net

          Interest income and other, net, was $7 million and $16 million for the three and six months ended December 31, 2003, compared to $12 million and $22 million in the same periods in the prior fiscal year.  Interest income and other, net is comprised primarily of gains realized on sales of marketable securities, interest income earned on the investment and cash portfolio, as well as income recognized upon settlement of certain foreign currency contracts and unrealized gains and losses from marking to market investments classified as trading securities. The decrease in interest income and other, net for the three months and six months ended December 31, 2003 as compared to the three months and six months ended December 31, 2002 was primarily due to decreased interest income resulting from declining interest rates and a decrease in gains realized on sales of marketable securities.

Provision for Income Taxes

          Our effective tax rate for the three months and six months ended December 31, 2003 was approximately 24% and 22%, respectively.  The six month effective tax rate of 22% includes a one time non-recurring benefit of $1.5 million or 1.5%, related to the resolution of a prior year federal tax audit matter in the first fiscal quarter of 2004. This benefit was partially offset by an upward revision of our projected on-going effective tax rate for fiscal year 2004 from 22% to 23% during the current quarter.  The effective tax rates of 22% for the six months ended December 31, 2003 and the revised on going rate of 23% for fiscal year 2004 are lower than the effective tax rate of 24% realized in the same periods of the prior fiscal year as a result of more foreign tax benefits and the one time non-recurring benefit compared relatively to these same items as a percentage of pre-tax income of the same periods during the prior fiscal year.  Congress is considering legislation to repeal the existing export incentive provided by the United States Internal Revenue Code and replace it with a tax incentive tied to U.S. based manufacturing.  If the legislation is enacted it may increase our effective tax rate in future periods.

Stock Option and Incentive Plans

          KLA-Tencor’s stock option program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees (“knowledge employees”), and align stockholder and employee interests.  Under KLA-Tencor’s stock option plans, options generally have a vesting period of five years, are exercisable for a period not to exceed ten years from the date of issuance and are granted at prices not less than the fair market value of KLA-Tencor’s common stock at the grant date. This program consists of three plans: one under which non-employee directors may be granted options to purchase shares of our stock, another in which officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock and a third in which consultants and all employees other than directors and officers may be granted options to purchase shares of our stock. Substantially all of our employees that meet established performance goals and that qualify as knowledge employees participate in one of our stock option plans. Options granted to officers and employees from fiscal year 2001 through December 31, 2003 are summarized as follows (in thousands):

	Six months ended December 31
		Fiscal year ended June 30,

	2003	2003	2002	2001

Weighted average number of shares outstanding	194,872	189,817	187,677	185,860
Total options granted during the period	3,633	4,922	9,760	10,274
Less options forfeited	(574)	(2,416)	(1,786)	(2,418)

Net options granted	3,059	2,506	7,974	7,856
Net grants during the period as a percentage of weighted average shares outstanding	1.6%	1.3%	4.2%	4.2%
Grants to top five officers during the period as a percentage of weighted average shares outstanding	0.2%	0.2%	0.3%	0.2%
Grants to top five officers during the period as a percentage of total options granted	8.1%	6.0%	6.0%	4.0%

          During the six months ended December 31 2003, the Company granted options to purchase approximately 3.6 million shares of stock to employees. After deducting options forfeited, the net grant of options was 3.1 million shares. The net options granted after forfeiture represented 1.6% of the weighted average outstanding shares of approximately 194.9 million as of December 31, 2003.

          Options granted to the top five officers, who represent the chief executive officer and each of the four other most highly compensated executive officers whose salary plus bonus exceeded $100,000 for the fiscal year ended June 30, 2003, as a percentage of the total options granted to all employees, vary from quarter to quarter and year to year. In the six months ended December 31, 2003, there were 294,000 options granted to the top five officers.

          The following table summarizes stock options exercised by the top five officers during the six months ended December 31, 2003:

	Shares Acquired on Exercise	Value Realized	Total Number of Securities Underlying Unexercised Options at December 31, 2003		Total Value of Unexercised, In-the-Money Options at December 31, 2003 (1)

			Vested	Unvested	Exercisable	Unexercisable

Kenneth L. Schroeder	224,100	$9,724,129	688,441	490,059	$23,456,998	$11,540,206
Chief Executive Officer
Gary E. Dickerson	40,000	$1,591,734	284,973	223,392	$7,051,791	$4,380,010
President & Chief Operating Officer
John H. Kispert	95,000	$2,019,069	27,259	125,941	$727,623	$2,451,957
Executive Vice President and Chief Financial Officer
Dennis J. Fortino	35,792	$854,765	116,727	121,398	$2,445,052	$2,294,446
Executive Vice President
Richard P. Wallace	60,000	$1,369,178	18,145	115,483	$248,246	$2,149,333
Executive Vice President

(1) Total Value of vested options based on fair market value of the Company’s Common Stock of $58.54 per share as of December 31, 2003.

          The following table summarizes KLA-Tencor’s stock option plans as of December 31, 2003:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under stock option plan

Stock option plan approved by stockholders	19,806,346	$31.09	16,657,975
Stock option plan not approved by stockholders(1)	9,330,003	37.75	2,953,986

Total	29,136,349	$33.17	19,611,961

(1) Officers and directors are not eligible to receive options granted under this plan.

The activity under the option plans, combined, was as follows:

	Available For Grant	Options Outstanding	Weighted- Average Price

Balances at June 30, 2001	8,508,074	26,289,586	$26.18
Additional shares reserved	5,610,752	—	—
Options granted	(9,760,303)	9,760,303	31.83
Options canceled/expired	1,786,295	(1,786,295)	32.55
Options exercised	—	(4,173,887)	19.36

Balances at June 30, 2002	6,144,818	30,089,707	$28.60
Additional shares reserved	13,280,928	—	—
Options granted	(4,922,001)	4,922,001	35.26
Options canceled/expired	2,415,973	(2,415,973)	35.16
Options exercised	—	(2,861,777)	20.94

Balances at June 30, 2003	16,919,718	29,733,958	$29.94
Additional shares reserved	5,750,290	—	—
Options granted(1)	(3,632,527)	3,632,527	52.95
Options canceled/expired	574,480	(574,480)	37.25
Options exercised	—	(3,655,656)	25.93

Balances at December 31, 2003	19,611,961	29,136,349	$32.27

(1)    In addition, in January 2004, KLA-Tencor granted approximately 1.1 million stock options (1.0 million to non-executives and 0.1 million to executive employees) related primarily to the fiscal year 2003 annual performance cycle review of KLA-Tencor.

LIQUIDITY AND CAPITAL RESOURCES

          Cash, cash equivalents and short-term investments balances during the three months ended December 31, 2003 increased to $1.06 billion from $957 million at June 30, 2003.  In addition marketable securities classified as long-term at December 31, 2003 increased to $567 million from $531 million at June 30, 2003.  KLA-Tencor has historically financed its operations through cash generated from operations.  Net cash provided by operating activities for the six months ended December 31, 2003 was $63 million, compared to $98 million of net cash from operating activities for the same period of the prior fiscal year. The decrease in cash provided by operating activities in six months ended December 31, 2003 compared to the same period in the prior fiscal year was primarily due to increases in inventory and accounts receivable balances partially offset by higher accounts payable balances. Inventories balances increased due to a ramping up of manufacturing of products. Accounts receivable balances increased due an increase in shipments during the last month of the quarter. Accounts payable balances increased due to timing of payments and build up of inventory.

          Net cash used in investing activities for the six months ended December 31, 2003 was $121 million, compared to $16 million provided by investing activities for the same period of the prior fiscal year, primarily as a result of increased net purchases of short and long-term marketable securities partially offset by lower capital expenditures. Net cash provided by financing activities for the six months ended December 31, 2003 was $103 million as compared to net cash used in financing activities of $15 million for the same period of the prior fiscal year. This change was primarily due to an increase in stock option exercises of $78 million and a decrease in stock repurchases of $40 million.

          The following is a schedule summarizing our significant operating lease commitments as of December 31, 2003 (in millions):

	Payments Due by Fiscal Year

	Total	2004	2005	2006	2007	2008	Thereafter

Operating leases	$26.6	$4.7	$8.4	$5.1	$2.6	$1.6	$4.2

          We have agreements with three banking institutions to sell certain of our trade receivables and promissory notes from Japanese customers without recourse.  During the three months and six months ended approximately December 31, 2003, approximately $27 million and $45 million of receivables were sold under these arrangements, respectively.  As of December 31, 2003, approximately $34 million was outstanding. The total amount available under the facility is the Japanese yen equivalent of $140 million based upon exchange rates as of December 31, 2003.  We do not believe we are at risk for any material losses as a result of this agreement. In addition, from time to time we will discount without recourse Letters of Credit (“LCs”) received from customers in payment of goods.  During the three and six months ended December 31, 2003 several LCs were sold with proceeds totaling $14 million and $26 million, respectively.  Discounting fees of $0.1 million $0.2 million for the three and six months ended December 31, 2003, respectively, were equivalent to interest expense and were recorded in interest and other income net.

          We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components.  Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties.  This forecast time-horizon can vary among different suppliers.  As such, it is difficult to accurately report our true open purchase commitments at any particular point in time.  However, we estimate our open inventory purchase commitment as of December 31, 2003 to be no more than an aggregate of $105 million.

          Working capital increased to $1.29 billion as of December 31, 2003, compared to $1.16 billion at June 30, 2003. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries.  Although cash requirements will fluctuate based on the timing and extent of these factors, our management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for the next twelve months.

FACTORS AFFECTING RESULTS, INCLUDING RISKS AND UNCERTAINTIES

Fluctuations in Operating Results and Stock Price

          Our operating results have varied widely in the past, and our future operating results will continue to be subject to quarterly variations based upon numerous factors, including those listed in this section and throughout this quarterly report on Form 10-Q. In addition, future operating results may not follow any past trends. We believe the factors that could make our results fluctuate and difficult to predict include:

•	the cyclical nature of the semiconductor industry;
•	global economic uncertainty;
•	changing international economic conditions;

•	competitive pressure;
•	our ability to develop and implement new technologies and introduce new products;
•	our ability to manage our manufacturing requirements;
•	our ability to protect our intellectual property;
•	our ability to attract, retain, and replace key employees;
•	worldwide political instability; and
•	earthquake and other uninsured risks.

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

          We are currently emerging from an industry down cycle. We are not able to predict if or for how long the upturn will last. During a down cycle, the semiconductor industry typically experiences excess production capacity that causes semiconductor manufacturers to decrease capital spending.  We generally do not have long-term volume production contracts with our customers, and we do not control the timing or volume of orders placed by our customers. Whether and to what extent our customers place orders for any specific products, as well as the mix and quantities of products included in those orders, are factors beyond our control. Insufficient orders, especially in our down cycles, will result in under-utilization of our manufacturing facilities and infrastructure and will negatively affect our operating results and financial condition.

Global Economic Uncertainty

          Our business is ultimately driven by the global demand for electronic devices by consumers and businesses.  While demand for electronic devices has increased over time, it remains subject to global economic uncertainty.  A protracted global economic slowdown could adversely affect our business and results of operation.

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

          Managing global operations and sites located throughout the world presents challenges associated with, among other things, cultural diversity and organizational alignment.  Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period.  Periodic local or international economic downturns, trade balance issues, political instability in regions where we have operations, such as Israel, and fluctuations in interest and currency exchange rates could negatively affect our business and results of operations.   Although we attempt to manage near-term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate.  In addition, our ability to address normal business transaction issues in Asia may still be at risk due to the potential reoccurrence of a Severe Acute Respiratory Syndrome outbreak and outbreaks of other infectious diseases in Asia, which may result in management’s decision to limit travel to Asia in accordance with the World Health Organization’s recommendations.

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

Effects of Recent Accounting Pronouncements

          In November 2002, EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

          In August 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables”.   This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2.  Software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality.  EITF Issue No. 03-5 is effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

          In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. Since January 31, 2003, we have not invested in any entities we believe are variable interest entities.  For those arrangements we entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46 (as revised December 2003) at the end of the third quarter of fiscal 2004.  We expect the adoption of FIN 46 will result in the consolidation of a development stage semiconductor capital equipment company, in which we have a 45% interest. The adoption of FIN 46 is not expected to have a material impact to our consolidated financial statements.

          In April 2003, the FASB issued Statement No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments by requiring that contracts with comparable characteristics be accounted for similarly.  In particular, this statement clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to the language used in FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and amends certain other existing pronouncements.  The provisions of SFAS No. 149, which were not already applied under an Implementation Issue, are effective for contracts entered into or modified after June 30, 2003.  We believe that the adoption of this standard did not have a material impact on our consolidated balance sheet or statement of operations.

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

SFAS 150 is applicable to financials instruments entered into or modified after May 31, 2003 and is effective for the Company in the period ending March 31, 2004.  We believe that the adoption of this standard will not have a material impact on our consolidated balance sheet or statement of operations.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 31, 2003. Actual results may differ materially.

          At the end of December 31, 2003, we had an investment portfolio of fixed income securities of $965 million, excluding those classified as cash and cash equivalents.  These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2003, the fair value of the portfolio would have declined by $3 million.

          As of December 31, 2003, we had net forward contracts to sell $111 million in foreign currency in order to hedge currency exposures (see Note 6 of the Notes to the Consolidated Financial Statements under “Derivative Instruments.”)  If we had entered into these contracts on December 31, 2003, the U.S. dollar equivalent would be $117 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $33 million.  However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount.  Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on income or cash flows.

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

Legal Matters

ADE Corporation

          On October 11, 2000, ADE Corporation (“ADE”), a competitor, filed a patent infringement lawsuit against us in the U.S. District Court in Delaware.  ADE claimed damages and sought an injunction under U.S. Patent No. 6,118,525 (“‘525 patent”).  We filed a counterclaim in the same court alleging that ADE has infringed four of our patents.  We are seeking damages and a permanent injunction against ADE. In addition, we are seeking a declaration from the District Court that the ‘525 patent is invalid.  On October 22, 2001, we filed a separate action for declaratory judgment against ADE in the Northern District of California requesting a declaration that U.S. Patent No. 6,292,259 (“‘259 patent”) is invalid and not infringed.  That action was consolidated with the prior action in the Delaware proceeding and ADE amended its complaint in that proceeding to allege that we are infringing the ‘259 patent.  On August 8, 2002, the magistrate presiding over the action issued a recommendation that the court enter summary judgment in our favor on the issue of non-infringement under ADE’s ‘525 patent.  On the same day, the magistrate issued recommendations that the court enter summary judgment in favor of ADE on the issue of non-infringement of two of our patents.  The district court judge subsequently substantially adopted the recommendations of the magistrate regarding claims construction.  The district court judge has ruled in our favor and granted summary judgment of non-infringement regarding both the ‘525 and ‘259 patents.  We have voluntarily withdrawn one of our patents from this suit, and we continued to pursue our claim that ADE infringes our US Patent No. 6,215,551.  Our case against ADE for their alleged infringement of our patent is set to go to trial on January 26, 2004 and on February 4, 2004, the court entered judgement in favor of ADE, ruling that the ‘551 patent is invalid. KLA-Tencor is evaluating post-trial options, including possible motions and appeals.

Tokyo Seimitsu Co. Ltd.

          On June 27, 2001, we filed lawsuit against Tokyo Seimitsu Co. Ltd. and TSK America Inc. (“TSK”), a competitor, in the U.S. District Court in the Northern District of California alleging that TSK infringed on one of our patents.  The suit seeks damages and an injunction under U.S. Patent No. 4,805,123 (“‘123 patent”).  TSK filed a counterclaim in the same court seeking a declaration that the ‘123 patent is invalid, unenforceable and not infringed, and also alleged violations of the antitrust and unfair competition laws.  On October 23, 2003 the parties settled the litigation.  Pursuant to the settlement, we and Tokyo Seimitsu/Accretech dismissed our claims and terminated our litigation against each other.  The terms of the settlement are confidential.

          Although we cannot predict the outcome of these claims, we do not believe that any of these legal matters will have a material adverse effect on KLA-Tencor.  Were an unfavorable ruling to occur in one or more of the pending claims, there exists the possibility of a material impact on our operating results for the period in which the ruling occurred and in future periods.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders of KLA-Tencor Corporation was held on November 5, 2003 at the Company’s offices in Milpitas, California.  Of the 193,915,876 shares of Common Stock outstanding as of September 15, 2003 (the record date), 170,812,344 shares (88.09%) were present or represented by proxy at the meeting.

1.  The table below presents the results of the election to the Company’s board of directors.

	Votes for	Votes Withheld

H. Raymond Bingham	164,748,560	6,063,784
Robert T. Bond	163,664,291	7,148,053
Richard J. Elkus, Jr.	163,602,298	7,210,046
Michael E. Marks	167,666,997	3,145,347

The terms of Kenneth Levy, Jon D. Tompkins, Lida Urbanek, Edward W. Barnholt, Stephen P. Kaufman and Kenneth L. Schroeder as directors of the Company, continued after the meeting.

2.  The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ended June 30, 2004. This proposal received 160,947,503 votes for, 9,070,419 votes against and 794,422 abstentions.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1 Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Form 8-K

On October, 22, 2003, KLA-Tencor furnished a report on Form 8-K relating to its financial information for the quarter ended September 30, 2003, as presented in a press release of October 22, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-TENCOR CORPORATION
(Registrant)

February 6, 2004	/s/ KENNETH L. SCHROEDER

(Date)	Kenneth L. Schroeder
Chief Executive Officer (Principal Executive Officer)

February 6, 2004	/s/ JOHN H. KISPERT

(Date)	John H. Kispert
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.