Form 10-Q
period 2004-03-31
KLA TENCOR CORP
filed 2004-05-05
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2004

or

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

          As of April 29, 2004 there were 196,576,584 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Unaudited)

KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	March 31, 2004	June 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$776,248	$606,903
Marketable securities	392,884	350,061
Accounts receivable, net	362,295	223,535
Inventories	310,328	258,799
Other current assets	380,067	367,085

Total current assets	2,221,822	1,806,383
Land, property and equipment, net	374,251	382,729
Marketable securities	551,706	530,919
Other assets	173,527	146,566

Total assets	$3,321,306	$2,866,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,471	$33,893
Deferred profit	216,143	177,486
Unearned revenue	51,741	48,203
Other current liabilities	497,818	391,474

Total current liabilities	833,173	651,056

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock and capital in excess of par value	936,968	814,968
Retained earnings	1,544,420	1,396,886
Accumulated other comprehensive income	6,745	3,687

Total stockholders’ equity	2,488,133	2,215,541

Total liabilities and stockholders’ equity	$3,321,306	$2,866,597

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,

(in thousands except per share amounts)	2004	2003	2004	2003

Revenues:
Product	$312,645	$238,921	$827,614	$819,504
Service	77,127	65,377	218,666	195,232

Total revenues	389,772	304,298	1,046,280	1,014,736
Costs and operating expenses:
Costs of goods sold	170,605	156,731	482,515	514,213
Research and development	69,149	61,419	203,531	204,207
Selling, general and administrative	62,265	60,548	184,451	196,078
Non-recurring acquisition, restructuring and other, net	—	—	—	(9,402)

Total costs and operating expenses	302,019	278,698	870,497	905,096

Income from operations	87,753	25,600	175,783	109,640
Interest income and other, net	4,909	10,372	20,642	32,244

Income before income taxes	92,662	35,972	196,425	141,884
Provision for income taxes	26,480	8,633	48,891	34,052

Net income	$66,182	$27,339	$147,534	$107,832

Basic earnings per share:
Net income	$0.34	$0.14	$0.76	$0.57

Diluted earnings per share:
Net income	$0.33	$0.14	$0.73	$0.56

Weighted average number of shares:
Basic	196,159	190,064	194,519	189,511

Diluted	203,150	194,393	201,952	194,121

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,

(in thousands)	2004	2003

Cash flows from operating activities:
Net income	$147,534	$107,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,668	55,181
Non-recurring restructuring and other, net	—	(9,402)
Net gain on sale of marketable securities	(9,130)	(16,227)
Changes in operating assets and liabilities:
Accounts receivable, net	(138,762)	45,194
Inventories	(51,530)	54,493
Other assets	(29,198)	(17,352)
Accounts payable	33,584	(22,842)
Deferred profit	38,657	(14,145)
Other current liabilities	100,232	4,409

Net cash provided by operating activities	153,055	187,141

Cash flows from investing activities:
Purchases of land, property and equipment, net	(37,898)	(125,922)
Purchases of marketable securities	(1,361,905)	(1,069,388)
Proceeds from sale of marketable securities	1,168,412	1,093,619
Proceeds from maturity of marketable securities	116,291	63,789

Net cash used in investing activities	(115,100)	(37,902)

Cash flows from financing activities:
Issuance of common stock	141,259	50,954
Common stock repurchases	(19,158)	(62,749)

Net cash provided by (used in) financing activities	122,101	(11,795)

Effect of exchange rate changes on cash and cash equivalents	9,289	752

Net increase in cash and cash equivalents	169,345	138,196
Cash and cash equivalents at beginning of period	606,903	429,820

Cash and cash equivalents at end of period	$776,248	$568,016

Supplemental cash flow disclosures:
Income taxes (refunded) paid, net	$22,836	$1,424

Interest paid	$425	$218

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

          The results of operations for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2004.

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

          Cash Equivalents and Marketable Securities  All highly liquid debt instruments with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents. Investments not classified as cash equivalents, with remaining maturities of less than one year from the balance sheet date are considered to be short-term marketable securities. Non-current marketable securities include debt securities with maturities exceeding one year from the balance sheet date.  Short-term and non-current marketable securities are generally classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of accumulated other comprehensive income. KLA-Tencor has classified some equity securities that have readily determinable fair values in a similar manner.  The fair value of marketable securities is based on quoted market prices. All realized gains and losses and unrealized losses and declines in fair value that are other than temporary are recorded in earnings in the period of occurrence. The specific identification method is used to determine the realized gains and losses on investments.  Certain equity securities were classified as trading securities.  These trading securities were reported at fair value determined based on quoted market prices at the reporting date for those instruments, with unrealized gains or losses included in earnings for the applicable period. The net amounts of such gains and losses for the three months and nine months ended March 31, 2004 were not material.  As of December 31, 2003, all of the trading securities had been sold.

          Non-Marketable Equity Securities and Other Investments   KLA-Tencor acquires certain equity investments for the promotion of business and strategic objectives, and to the extent these investments continue to have strategic value, the Company typically does not attempt to reduce or eliminate the inherent market risks. Non-marketable equity securities and other investments are accounted for at historical cost or, if KLA-Tencor has significant influence over the investee, using the equity method of accounting. KLA-Tencor’s proportionate share of income or losses from investments is accounted for under the equity method and any gain or loss is recorded in interest income and other, net. Non-marketable equity securities, equity-method investments, and other investments are included in “Other assets” on the balance sheet. Non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by KLA-Tencor or others. If an investee obtains additional funding at a valuation lower than KLA-Tencor’s carrying amount, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, for example if KLA-Tencor holds contractual rights that include a preference over the rights of other investors. Impairment of non-marketable equity securities is recorded in interest income and other, net.

          Consolidation of Variable Interest Entities In December 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation No. 46 “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46(R)). FIN 46(R) requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. KLA-Tencor adopted FIN 46(R) effective March 31, 2004. For additional information regarding variable interest entities and the impact of the adoption of FIN 46(R), see Note 7.

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

          Capitalized software   KLA-Tencor capitalizes certain internal and external costs incurred to acquire and create internal use software in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software is included in property and equipment and is depreciated over three to five years when development is complete.

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

          Total revenue recognized under conditions where KLA-Tencor deviates from the need for a written acceptance by the customer were approximately 5.2% and 3.8% of total revenue for the three and nine months ended March 31, 2004, respectively compared to 3.0% of total revenue for each of the three and nine months periods ended March 31, 2003, respectively. The increase in revenue exceptions results from multiple shipments of same tools that have already met the required acceptance criteria, to customers who are looking to expand capacity. Shipping charges billed to customers are included in system revenue and the related shipping costs are included in cost of goods sold.

          In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which supercedes SAB 101, KLA-Tencor also allows for multiple element revenue arrangements in cases where certain elements of a sales contract are not delivered and accepted at the same time.  In such cases, KLA-Tencor defers the fair value of the unaccepted element until that element is delivered to and accepted by the customer.  To be considered a separate element, the product or service in question must represent a separate earnings process, and is not essential to the functionality of the delivered and accepted portion of the same sales contract.  If the unaccepted element is essential to the functionality of the delivered and accepted portion, the whole amount of the sales contract is deferred until all elements are accepted.

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

          The deferred profit balance at March 31, 2004 and June 30, 2003 was $216 million and $177 million, respectively, and equals the amount of system revenue that was invoiced and due on shipment but deferred under SAB 101 less applicable product and warranty costs. KLA-Tencor also defers the fair value of non-standard warranty bundled with equipment sales as unearned revenue. The unearned revenue balance at March 31, 2004 and June 30, 2003 was $52 million and $48 million, respectively.

          Strategic Development Agreements Gross engineering, research and development expenses were partially offset by external funding received under certain strategic development programs funded by KLA-Tencor’s customers and government agencies.  KLA-Tencor received external funding of $2 million and $9 million for the three months and nine months ended March 31, 2004, respectively, compared to $3 million and $13 million for the three and nine months ended March 31, 2003, respectively.  As previously disclosed, on October 23, 2003, KLA-Tencor received notice from the National Institute of Standards and Technology (“NIST”) disallowing approximately $5 million of funding received under an Advanced Technology Cooperative Agreement.  This notice has since been rescinded and the findings of the audit are currently under review.

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

          During the three months and nine months ended March 31, 2004, options to purchase approximately 1,111,582 shares and 534,076 shares, respectively, at per share prices ranging from $56.31 to $68.00, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares as the effect would be anti-dilutive. During the three months and nine months ended March 31, 2003, options to purchase approximately 6,746,728 shares and 6,181,089 shares, respectively, at per share prices ranging from $35.88 to $68.00, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares as the effect would be anti-dilutive.

          Accounting for Stock-Based Compensation Plans KLA-Tencor accounts for its employee stock option and employee stock purchase plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In March 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation Transition and Disclosure.” This Statement amends SFAS 123 “Accounting for Stock Based Compensation” (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Since KLA-Tencor continues to account for stock-based compensation according to APB 25, its adoption of SFAS 148 required the Company to provide prominent disclosures about the effects of SFAS 123 on reported income and required the Company to disclose these effects in the financial statements as well.

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

Three and nine months ended March 31,	2004	2003

Stock option plan:
Expected stock price volatility	64%-67%	70%-71%
Risk free interest rate	2.8%-3.9%	2.4% -3.6%
Expected life of options (in years)	5.4	5.4
Stock purchase plan:
Expected stock price volatility	46%-51%	61%-69%
Risk free interest rate	1.2%-1.8%	1.1%-1.9%
Expected life of options (in years)	1-2	1-2

          SFAS 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

          For purposes of pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods using straight-line method.  KLA-Tencor’s pro forma information is as follows:

	Three months ended March 31,		Nine months ended March 31,

(in thousands)	2004	2003	2004	2003

Net income	$66,182	$27,339	$147,534	$107,832
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21,718)	(20,740)	(68,569)	(69,115)

Pro forma Net Income	$44,464	$6,599	$78,965	$38,717

Basic earnings per share:
As reported	$0.34	$0.14	$0.76	$0.57

Pro forma	$0.23	$0.03	$0.41	$0.20

Diluted earnings per share:
As reported	$0.33	$0.14	$0.73	$0.56

Pro-forma	$0.22	$0.03	$0.39	$0.20

          Reclassifications  Certain prior year balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

          Recent Accounting Pronouncements  In August 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables” (SOP 97-2).   This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2.  Software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality.  EITF Issue No. 03-5 is effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003.  The adoption of this standard had no material impact on KLA-Tencor’s consolidated financial statements.

          In December 2003, the SEC issued SAB 104, which supercedes SAB 101. While the wording of SAB 104 has changed to reflect the issuance of Emerging Issues Task Force Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”(EITF 00-21), the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on the financial condition or results of operations of KLA-Tencor.

          In December 2003, SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (SFAS 132) was issued and amends further the annual disclosure requirements and requires new quarterly disclosures for pensions and other postretirement benefits. The revised Statement addresses disclosures only. It does not address liability measurement or expense recognition, which is determined in accordance with SFAS 87, “Employers’ Accounting for Pensions” (SFAS 87). KLA-Tencor has provided the quarterly disclosures pursuant to SFAS 132 in Note 6.

NOTE 2 – BALANCE SHEET COMPONENTS

Inventories

          Inventories are stated at the lower of standard cost (which approximates the first-in, first-out basis) or market. The components of inventories are as follows:

(in thousands)	March 31, 2004	June 30, 2003

Inventories
Customer service parts	$102,868	$107,709
Raw materials	46,330	30,558
Work-in-process	76,981	57,819
Demonstration equipment	52,325	40,732
Finished goods	31,824	21,981

Total	$310,328	$258,799

Marketable Securities

          The estimated fair value of securities available-for-sale as of March 31, 2004 and June 30, 2003 are as follows:

	(in thousands)	March 31, 2004	June 30, 2003

	U.S. Treasuries	$16,206	$5,139
	Mortgage-backed securities	15,264	22,263
	Municipal bonds	1,354,416	1,105,852
	Corporate debt securities	—	15,177
	Corporate equity securities	1,514	22,967
	Money market bank deposits and other	228,898	218,717

		$1,616,298	$1,390,115

Less:	Cash equivalents	671,708	509,135
	Short-term marketable securities	392,884	350,061

	Long-term marketable securities	$551,706	$530,919

Other Current Liabilities

(in thousands)	March 31, 2004	June 30, 2003

Other current liabilities
Warranty, installation and retrofit	$39,686	$36,827
Compensation and benefits	205,911	168,499
Income taxes payable	143,075	111,778
Restructuring accrual	973	3,240
Other accrued expenses	108,173	71,130

Total	$497,818	$391,474

NOTE 3 – STOCK REPURCHASE PROGRAM

          The Company has adopted a plan to repurchase shares of its Common Stock in the open market for the purpose of partially offsetting dilution created by employee stock options and stock purchase plans.  During the nine months ended March 31, 2004 and 2003 the Company repurchased 361,000 and 1,895,000 shares of its Common Stock at a cost of approximately $19 million and $63 million, respectively.

NOTE 4  – COMPREHENSIVE INCOME

          The components of comprehensive income, net of tax, are as follows:

	Three months ended March 31,		Nine months ended March 31,

(in thousands)	2004	2003	2004	2003

Net income	$66,182	$27,339	$147,534	$107,832

Other comprehensive income (loss):
Currency translation adjustments	1,504	(326)	13,151	1,274
Gain (loss) on cash flow hedging instruments, net	2,798	(271)	(4,443)	1,198
Unrealized gains (losses) on investments, net of taxes (benefits) of ($111) and ($3,567) for the three and nine months ended March 31, 2004 and ($2,688) and ($2,325) for the three and nine month months ended March 31, 2003	(175)	(4,227)	(5,650)	(3,683)

Other comprehensive gain (loss)	4,127	(4,824)	3,058	(1,211)

Total comprehensive income	$70,309	$22,515	$150,592	$106,621

NOTE 5 – NONRECURRING ACQUISITION, RESTRUCTURING AND OTHER COSTS

Restructuring and Other Costs

          During the three months ended September 30, 2002, KLA-Tencor restructured certain of its operations to realign costs with planned business levels in light of the industry downturn.  Restructuring costs were classified into two main categories: facilities and other charges of $4.6 million and severance and benefits of $1.1 million.  As part of the facilities consolidation, KLA-Tencor exited several of its leased buildings and has included the remaining net book value of the related leasehold improvements as well as the future lease payments, net of anticipated sublease revenue, in the charge.  Severance and benefit charges were related to the involuntary termination of approximately 70 personnel from manufacturing, engineering, sales, marketing, and administration in the United States, Japan and Europe.  The restructuring actions taken in fiscal 2003 are proceeding as planned, with the termination of employees having been completed and the facilities related lease payments scheduled to be completed by the end of fiscal 2004.  The annual estimated cost savings from these restructuring actions was $9 million, of which $7 million related to workforce reductions and $2 million related to consolidation of facilities and was not expected to have a material effect on our cost of goods sold or operating expenses.  There were no material variances between the actual and anticipated costs of restructuring.  The following table shows a summary of restructuring activity as of the nine months ended March 31, 2004:

(in thousands)	Balance at June 30, 2003	Non-recurring charges	Utilized	Balance at March 31, 2004

Facilities and other	$3,193	$—	$(2,220)	$973
Severance and benefits	47	—	(47)	—

Total	$3,240	$—	$(2,267)	$973

NOTE 6 – PENSION PLANS

          KLA-Tencor sponsors various retirement and pension plans, including defined contribution and defined benefit plans which cover most employees worldwide. Several of KLA-Tencor’s foreign subsidiaries have retirement plans for full time employees, some of which are defined benefit plans. There are no defined benefit plans in the United States.

          Net periodic pension cost, determined in accordance with SFAS 87, for KLA-Tencor’s defined benefit retirement plans for the three and nine months ended March 31, 2003, include the following components:

	Three months ended March 31,		Nine months ended March 31,
(in thousands)
Components of net periodic pension cost	2004	2003	2004	2003

Service Cost	$514	$544	$1,543	$1,632
Interest Cost	81	95	243	284
Expected Return on Assets	(18)	(16)	(55)	(48)
Amortization of Net Transitional Obligation	70	69	210	207
Amortization of Net Gain	22	4	67	13

Net periodic pension cost	$669	$696	$2,008	$2,088

          KLA-Tencor contributed $0.1 million and $0.2 million to its defined benefit pension plans for the nine months ended March 31, 2004 and 2003, respectively, and expects to contribute $0.1 million during the fourth quarter of fiscal year 2004.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Facilities

          KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS 13, “Accounting for Leases,” and, as such, these facilities are not included on its Condensed Consolidated Balance Sheet.

          The following is a schedule of operating leases payments as of March 31, 2004 (in thousands):

Fiscal year ending June 30,	Amount

2004	$2,081
2005	8,050
2006	5,107
2007	2,686
2008	1,706
Thereafter	5,002

Total minimum lease payments	$24,632

Factoring

          KLA-Tencor has agreements with three banking institutions to sell certain of its trade receivables and promissory notes from Japanese customers without recourse.  During the three months and nine months ended March 31, 2004, approximately $27 million and $72 million of receivables were sold under these arrangements, respectively.  As of March 31, 2004, approximately $31 million was outstanding. The total amount available under the facility is the Japanese yen equivalent of $142 million based upon exchange rates as of March 31, 2004.  KLA-Tencor does not believe it is at risk for any material losses as a result of this agreement.  In addition from time to time KLA-Tencor will discount without recourse Letters of Credit (“LCs”) received from customers in payment of goods.  During the three and nine months ended March 31, 2004, several LCs were sold with proceeds totaling $7 million and $33 million, respectively.  Discounting fees of $0.2 million for nine months ended March 31, 2004, were recorded in interest and other income net as interest expense.

Purchase Commitments

          KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply chain for key components.  KLA-Tencor’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties.  This forecast time-horizon can vary among different suppliers.    KLA-Tencor estimates its open inventory purchase commitment as of March 31, 2004 to be approximately $125 million.

Derivative Instruments

          KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets.  As a result, KLA-Tencor is exposed to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts to hedge against certain future movements in foreign exchange rates that affect certain foreign currency denominated sales and purchase transactions. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. At March 31, 2004, KLA-Tencor had foreign exchange forward contracts maturing throughout fiscal 2004 to sell and purchase $241 million and $142 million, respectively, in foreign currency, primarily Japanese Yen and Euros.

Guarantees

          The following table provides the changes in the product warranty accrual for the nine months ended March 31, 2004:

(in thousands)	Amount of Liability

Balance at June 30, 2003	$33,226
Accruals for warranties issued during the current period	29,382
Adjustments of prior period accrual estimates	(5,540)
Settlements on warranty claims made during the period	(22,783)

Balance at March 31, 2004	$34,285

          In connection with certain business combinations and purchased technology transactions, KLA-Tencor was subject to certain contingent consideration arrangements at March 31, 2004. These arrangements are based upon sales volume or the occurrence of other events subsequent to the acquisition and lapse in fiscal years 2004 to 2005.  The payment of the contingency would result in an increase to goodwill or operating expenses. Amounts paid under these arrangements have not been and are not expected to have a material effect on KLA-Tencor’s financial condition or results of operations and total future payments are estimated to be approximately $2.3 million.

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

Variable Interest Entities

          KLA-Tencor has a minority equity interest in a development stage company for which KLA-Tencor is considered to be the primary beneficiary within the provisions of FIN 46(R).  KLA-Tencor consolidated this entity as of March 31, 2004.  The impact of the consolidation did not have a material impact on KLA-Tencor’s financial position or results of operations.  KLA-Tencor has concluded that the rest of its equity investments, which are not material to KLA-Tencor’s financial position, do not require consolidation as they are either not variable interest entities or in the event they are variable interest entities, that KLA-Tencor is not considered to be the primary beneficiary.

Legal Matters

          KLA-Tencor is named from time to time as a party to lawsuits in the normal course of its business.  Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations.  Moreover, the results of complex legal proceedings are difficult to predict.  The Company believes that it has defenses in each of the matters and is vigorously contesting each of these matters.

ADE Corporation

          On October 11, 2000, ADE Corporation (“ADE”), a competitor, filed a patent infringement lawsuit against KLA-Tencor in the U.S. District Court in Delaware.  ADE claimed damages and sought an injunction under U.S. Patent No. 6,118,525 (“‘525 patent”).  KLA-Tencor filed a counterclaim in the same court alleging that ADE has infringed four of KLA-Tencor’s patents.  KLA-Tencor is seeking damages and a permanent injunction against ADE. In addition, KLA-Tencor is seeking a declaration from the District Court that the ‘525 patent is invalid.  On October 22, 2001, KLA-Tencor filed a separate action for declaratory judgment against ADE in the Northern District of California requesting a declaration that U.S. Patent No. 6,292,259 (“‘259 patent”) is invalid and not infringed.  That action was consolidated with the prior action in the Delaware proceeding and ADE amended its complaint in that proceeding to allege that KLA-Tencor is infringing the ‘259 patent.  On August 8, 2002, the magistrate presiding over the action issued a recommendation that the court enter summary judgment in KLA-Tencor’s favor on the issue of non-infringement under ADE’s ‘525 patent.  On the same day, the magistrate issued recommendations that the court enter summary judgment in favor of ADE on the issue of non-infringement of two of KLA-Tencor’s patents.  The district court judge subsequently substantially adopted the recommendations of the magistrate regarding claims construction.  The district court judge has ruled in KLA-Tencor’s favor and granted summary judgment of non-infringement regarding both the ‘525 and ‘259 patents.  KLA-Tencor has voluntarily withdrawn one of its patents from this suit, and KLA-Tencor continued to pursue its claim that ADE infringes KLA-Tencor’s US Patent No. 6,215,551 (“‘551 patent”).  KLA-Tencor’s case against ADE’s alleged infringement of our patent went to trial on January 27, 2004 and on February 4, 2004, the court entered judgment in favor of ADE, ruling that the ‘551 patent is invalid.  KLA-Tencor has filed post-trial motions and is evaluating appeals, if needed.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

          Effective July 1, 2001, KLA-Tencor adopted Statement of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” Under these accounting standards, KLA-Tencor ceased amortization of goodwill recorded for business combinations consummated prior to July 1, 2001, and reclassified amounts attributed to workforce in acquisitions made prior to July 1, 2001 that did not meet the criteria for separate recognition as other intangible assets under SFAS 141 to goodwill.  The net carrying value of goodwill was $17.6 million as of March 31, 2004 and was allocated to KLA-Tencor’s reporting units pursuant to SFAS 142.  In accordance with SFAS 142, KLA-Tencor evaluated during the three months ended December 31 2003, the goodwill by reporting unit for impairment and concluded there was no impairment of goodwill.

Other Intangible Assets

          The net carrying value of intangible assets other than goodwill as of March 31, 2004 was $3.4 million; the components of which are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Existing technology	$1,852	$880	$972
Patents	4,761	2,559	2,202
Trademark	625	386	239

Total	$7,238	$3,825	$3,413

          Intangible assets other than goodwill are amortized on a straight-line basis over their estimated useful lives. For the three months and nine months ended March 31, 2004, amortization expense for intangible assets other than goodwill was $0.4 million and $1.1 million, respectively. During the quarter ended March 31, 2003, management evaluated certain intangible assets using a fair- value approach based on discounted cash flows and determined that these assets were impaired. For the three and nine months ended March 31, 2003, amortization expense was $2.6 million and $3.8 million, respectively, including an impairment charge of $2.0 million. KLA-Tencor will continue to review the carrying value of the other intangible assets in relation to the fair value of the discounted cash flows. Based on intangibles assets recorded at March 31, 2004, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Amount

Fiscal year ending June 30:
2004	$407
2005	1,633
2006	889
2007 and thereafter	484

Total	$3,413

NOTE 9 – GEOGRAPHIC INFORMATION

          KLA-Tencor is engaged primarily in designing, manufacturing, and marketing yield management and process monitoring systems for the semiconductor industry.  All operating units have been aggregated due to their inter-dependencies, commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes.  Since KLA-Tencor operates in one segment, all financial segment information required by SFAS 131, “Disclosures About Segments of an Enterprise and Related Information” can be found in the Condensed Consolidated Financial Statements.

          KLA-Tencor has significant operations outside the United States, which include a manufacturing facility in Israel and sales, marketing and service offices in Western Europe, Japan, and the Asia Pacific region.  For geographical revenue reporting, revenues are attributed to the geographic regions in which the customer is located.  Long-lived assets consist primarily of net property and equipment and are attributed to the geographic region in which they are located. The following is a summary of operations by entities located within the indicated geographic regions for three months and nine months ended March 31, 2004 and 2003, except where indicated.

	Three months ended March 31,		Nine months ended March 31,

(in thousands)	2004	2003	2004	2003

Revenue:
United States	$99,524	$105,797	$238,649	$287,854
Europe & Israel	33,419	24,731	156,223	137,462
Japan	114,428	69,851	276,456	227,729
Taiwan	70,738	63,321	151,377	214,011
Korea	23,153	17,603	104,131	63,870
Asia Pacific	48,510	22,995	119,444	83,810

Total	$389,772	$304,298	$1,046,280	$1,014,736

(in thousands)	March 31, 2004	June 30, 2003

Long-lived assets:
United States	$365,265	$372,441
Europe & Israel	6,463	6,460
Japan	4,618	4,757
Taiwan	2,392	2,520
Asia Pacific	4,305	4,383

Total	$383,043	$390,561

          The following is a summary of revenues by major products for three and nine months ended March 31, 2004 and 2003 (as a percentage of total revenue).

	Three months ended March 31,		Nine months ended March 31,

	2004	2003	2004	2003

Revenue:
Defect Inspection	65%	58%	63%	60%
Metrology	14%	16%	15%	17%
Service	20%	21%	21%	19%
Software and other	1%	5%	1%	4%

Total	100%	100%	100%	100%

          In the three months ended March 31, 2004, no single customer accounted for 10% of revenue.   For the nine months ended March 31, 2004, one customer, Intel Corporation, accounted for 10% of revenue.  For the three and nine months ended March 31, 2003, one customer, Intel Corporation, accounted for 15% and 11% of revenue, respectively. As of March 31, 2004, no single customer accounted for 10% of the net accounts receivable balance.  As of March 31, 2003, one customer accounted for approximately 11% of net accounts receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements included in or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These statements are generally accompanied by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “rely,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “forecast” or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements include, among others, those statements regarding forecasts of the future results of our operations;  orders for our products; sales of semiconductors; the allocation of capital spending by our customers; growth in the semiconductor capital equipment industry and business; technological trends in the semiconductor industry; our future product offerings and product features, as well as the success and  market acceptance of new products; timing of shipment of backlog; recognition of deferred revenue; the growth in spending for process controls; the future of our product shipments and our product and service revenues; the future of our gross margins; the future of our selling, general and administrative expenses; anticipated revenue from various domestic and international regions; international sales and operations; maintenance of our competitive advantage; success of our product offerings; creation of programs for research and development; attraction and retention of employees; management of risks involved in acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; the outcome of any litigation to which we are a party; results of our investment in leading edge technologies; our future income tax rate; the effects of hedging transactions; outcome of any ongoing, tax, governmental, other audits;  sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

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

CRITICAL ACCOUNTING POLICIES

          The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.   For the nine months ended March 31, 2004, there were no changes to these critical accounting policies.

EXECUTIVE SUMMARY

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

          The capital equipment growth cycle has begun to take shape after a three-year downturn.  New system and service orders in the quarter ended March 31, 2004 were 90% higher than the same quarter last year.  New system and service orders in the nine-months ended March 31, 2004 were 71% higher than the same period last year. The growth in orders is being driven by the need of our customers to expand both 200-mm and 300-mm capacity, advance existing capacity to next-generation processes, increase the efficiency of already operating production lines and overcome yield and reliability problems in next-generation pilot lines

          For the quarter ended March 31, 2004 our total revenues increased approximately 28% over the same quarter last year, driven by increased customer demands.  Total revenues for the nine-months ended March 31, 2004 were approximately 3% higher than the same period as last year.  While our service revenue continues to grow in absolute dollar terms, most of the growth is being driven by increases in product revenues.

          Gross margins for the quarter ended March 31, 2004 improved by 7.7% compared to the same quarter in the prior year while those for the nine months ended March 31, 2004 improved by 4.6% compared to the same period in the prior year. The main reason for the increase was the lower cost of building, installing and maintaining our products.

          For the quarter ended March 31, 2004, research and development (“R&D”) expenses were 13% higher compared to the same quarter last year as we funded new product development programs.  On the other hand, selling, general and administrative expenses increased 3% in the quarter ended March 31, 2004 compared to the same quarter last year and decreased 6% in the nine month period ended March 31, 2004 compared with the same period last year on account of various cost controls initiatives and reduced overhead support costs.

          During the nine months ended March 31, 2004, we generated $153 million in cash flow from operations.   Cash, cash equivalents and marketable securities totaled $1.7 billion as of March 31, 2004.

          We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.

Outlook

          New orders for capital equipment have demonstrated substantial growth in the past two quarters, after a three year downturn. According to industry analysts, semiconductor sales are projected to grow approximately 24% for calendar year 2004, which industry analysts believe will translate into approximately 35% to 50% growth for the semiconductor capital equipment business. New system and service orders, which are new orders net of cancellations, grew sequentially by approximately $91 million or 18% in the three months ended March 31, 2004, compared to the previous quarter as a result of our customers ramping up their 300-millimeter fabs, starting new fab construction and expanding their 200-millimeter fabs to meet short-term capacity requirements. In the near term, the level of new system orders will depend significantly on the timing of system orders for major new 300mm fabs.

          Over the long-term we expect process control to continue to represent a higher percentage of our customers’ capital spending.  We believe this increase in process control spending will be driven by the demand for more precise diagnostics capabilities to address multiple new defects as a result of further shrinking of device feature sizes, the transition to copper and other new materials and the accelerated transition to new 300-millimeter fabs.  We anticipate these factors will drive increased demand for our products and services as the semiconductor industry continues to recover.

          New system and service orders by region were as follows (in millions):

	Fiscal Quarter 2004			Fiscal Quarter 2003

	Third	Second	First	Fourth	Third	Second	First

United States	$192	$129	$71	$104	$98	$92	$80
Europe	70	75	21	39	40	58	30
Japan	92	128	80	101	64	67	57
Taiwan	97	89	96	28	44	17	46
Asia Pacific	148	87	72	65	70	52	29

Total orders	$599	$508	$340	$337	$316	$286	$242

          KLA-Tencor’s backlog for unshipped system orders as of March 31, 2004, was approximately $799 million, a majority of which we expect to ship over the next six to nine months. In addition, we have $458 million of SAB 101 deferred revenue that is related to products that have been delivered but are awaiting written acceptance from the customer.

RESULTS OF OPERATIONS

Revenues and Gross Margin

          Product revenue increased $74 million, or 31% to $313 million for the three months ended March 31, 2004, from $239 million for the three months ended March 31, 2003. Product revenue increased $8 million, or 1%, to $828 million for the nine months ended March 31, 2004 from $820 million for the nine months ended March 31, 2003.  Product revenue increases were primarily the result of increased capital spending, which we believe was a result of the beginning of a semiconductor industry upturn.  International revenue increased to 74% of revenue, in the three months ended March 31, 2004 from 65% in the same period of the prior fiscal year, due primarily to higher revenue in Japan, Korea, Europe and Asia Pacific. International revenue increased to 77% of revenue for the nine months ended March 31, 2004 from 72% in the same period of the prior fiscal year, due to relatively higher revenue in Japan, Korea, Europe and Asia Pacific partially offset by lower revenue in Taiwan. For the three months ended March 31, 2004, no single customer accounted for more than 10% of revenue.  For the nine months ended March 31, 2004, one customer Intel Corporation, accounted for 10% of revenue.  For the three and nine months ended March 31, 2003, one customer, Intel Corporation, accounted for 15% and 11% of revenue, respectively.

          Service revenue is generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. Service revenue was $77 million and $65 million for the three months ended March 31, 2004 and 2003, respectively. Service revenue was $219 million and $195 million for the nine months ended March 31, 2004 and 2003, respectively.  Service revenue increased as our installed base of equipment at our customers’ sites continued to grow. The amount of service revenue generated is generally proportional to the number of post-warranty systems installed at our customers’ sites and the degree of utilization of those systems.

          As the semiconductor industry recovers we expect product shipments to continue to increase, which will result in an increase in product revenue. We expect service revenue as a percentage of total revenue to decline with the increase in product revenue.

          Gross margin, which is revenue less cost of goods sold, as a percentage of revenue was 56% for the three months ended March 31, 2004, compared to 49% for the same period in the prior fiscal year. Approximately 4% of the improvement can be attributed to streamlining of product manufacturing operations and cost management programs while approximately 3% of the improvement can be attributed to improvements in installation, customer service and support programs. Gross margin as a percentage of revenue was 54% for the nine months ended March 31, 2004, compared to 49% for the same period in the prior fiscal year.  Most of the improvements are attributable to product manufacturing improvement initiatives. As the conditions in the semiconductor industry continue to strengthen, we expect gross margins to continue to improve with the further increase in sales volume, introduction of new models, streamlining manufacturing costs through the use of common platforms, leveraging manufacturing procurement through consolidation of vendors and further expanding on outsourcing initiatives.

Engineering, Research and Development

          Net engineering, R&D expenses were $69 million and $203 million for the three and nine months ended March 31, 2004, compared to $61 million and $204 million for the same periods in the prior fiscal year.  As a percentage of revenue, R&D expenses were 18% and 20% for the three and nine months ended March 31, 2004, compared to 20% for the same periods in the prior fiscal year.  The gross dollars for R&D investment increased by $6 million for the quarter ended March 31, 2004 but were offset by $2 million lower of external funding received for certain strategic development programs conducted with several of our customers and from government grants. The increase in gross R&D expenses were primarily due to an increase in project material and labor costs as we focus on the development of new products and enhancements to existing products.  The gross dollars for R&D investment decreased by $6 million for the nine months ended March 31, 2004 as did the external funding received during the same period, which decreased by $5 million.  The reduction in gross R&D expenses was driven by cost reduction initiatives by us in response to the industry downturn, including lower project material and labor costs.  We expect our net engineering, research and development expenses to increase in absolute dollars as we accelerate our investments in critical programs focusing on new technologies and enhancements to existing products and consolidation of the results of operations of a development stage semiconductor company as required by FIN 46(R).

          As previously disclosed, on October 23, 2003, we received notice from the National Institute of Standards and Technology (“NIST”) disallowing approximately $5 million of funding received under an Advanced Technology Cooperative Agreement.  This notice has since been rescinded and the findings of the audit are currently under review; regardless of the ultimate resolution of the audit, we believe the impact will not be material to our consolidated financial statements.

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

Selling, General and Administrative

          Selling, general and administrative expenses were $62 million and $184 million for the three and nine months ended March 31, 2004, compared to $61 million and $196 million for the same periods in the prior fiscal year. As a percentage of revenue, selling, general and administrative expenses were 16% and 18% for the three and nine months ended March 31, 2004, respectively, compared to 20% and 19% for the same periods in the prior fiscal year, respectively.  Selling, general and administrative expenses increased by $1 million for the quarter ended March 31, 2004 compared to the same period in the prior year mainly from increased compensation costs as we ramped up the organization to take advantage of the rising customer demand.  Selling, general and administrative expenses decreased by $12 million in the nine month period ended March 31, 2004 compared to the same period in the prior year primarily due to reductions in temporary labor and discretionary spending as well as other realization of savings from cost reduction measures implemented over the last several quarters in the prior fiscal year in response to the industry slowdown. We expect our selling, general and administrative expenses to increase as we build up our organization to meet increased customer demands.

Restructuring and Other Costs

          During the three months ended September 30, 2002, we restructured certain of our operations to realign costs with planned business levels in light of the industry downturn.  Restructuring costs were classified into two main categories: facilities and other charges of $4.6 million and severance and benefits of $1.1 million.  As part of the facilities consolidation, we exited several of our leased buildings and have included the remaining net book value of the related leasehold improvements as well as the future lease payments, net of anticipated sublease revenue, in the charge.  Severance and benefit charges were related to the involuntary termination of approximately 70 personnel from manufacturing, engineering, sales, marketing, and administration in the United States, Japan and Europe.  The restructuring actions taken in fiscal 2003 are proceeding as planned, with the termination of employees having been completed and the facilities related lease payments scheduled to be completed by the end of fiscal 2004.  The annual estimated cost savings from these restructuring actions was $9 million, of which $7 million related to workforce reductions and $2 million related to consolidation of facilities and was not expected to have a material effect on our cost of goods sold or operating expenses.  There were no material variances between the actual and anticipated costs of restructuring. The following table shows a summary of restructuring activity as of the nine months ended March 31, 2004:

(in thousands)	Balance at June 30, 2003	Non-recurring charges	Utilized	Balance at March 31, 2004

Facilities and other	$3,193	$—	$(2,220)	$973
Severance and benefits	47	—	(47)	—

Total	$3,240	$—	$(2,267)	$973

Interest Income and Other, Net

          Interest income and other, net, was $5 million and $21 million for the three and nine months ended March 31, 2004, compared to $10 million and $32 million in the same periods in the prior fiscal year.  Interest income and other, net is comprised primarily of gains realized on sales of marketable securities, interest income earned on the investment and cash portfolio, as well as income recognized upon settlement of certain foreign currency contracts and unrealized gains and losses from marking to market investments classified as trading securities and losses associated with investments accounted for under the equity method. The decrease in interest income and other, net for the three months and nine months ended March 31, 2004 as compared to the three months and nine months ended March 31, 2003 was primarily due to decreased interest income resulting from declining interest rates and a decrease in gains realized on sales of marketable securities.

Provision for Income Taxes

          Our effective tax rate for the three months and nine months ended March 31, 2004 was approximately 29% and 25%, respectively.  The nine month effective tax rate of 25% includes a one time non-recurring benefit of $1.5 million related to the resolution of a prior year federal tax audit matter in the first fiscal quarter of 2004 and a non-recurring write-off of a deferred tax asset of $1.2 million related to an investment in the third quarter of 2004. The net benefit was offset by an upward revision of our projected on-going effective tax rate for fiscal year 2004 from 23% to 25% during the current quarter.  The effective tax rates of 25% for the nine months ended March 31, 2004 and the revised on-going rate of 25% for fiscal year 2004 are higher than the effective tax rate of 24% realized in the same periods of the prior fiscal year as a result of more foreign tax benefits and state tax, and less tax exempt interest and research and development tax credits, compared relatively to these same items as a percentage of pre-tax income for the same periods during the prior fiscal year.  Congress is considering legislation to repeal the existing export incentive provided by the United States Internal Revenue Code and replace it with a tax incentive tied to U.S. based manufacturing.  If the legislation is enacted it will likely increase our effective tax rate in future periods.

Stock Option and Incentive Plans

          KLA-Tencor’s stock option program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees (“knowledge employees”), and align stockholder and employee interests.  Under KLA-Tencor’s stock option plans, options generally have a vesting period of five years, are exercisable for a period not to exceed ten years from the date of issuance and are granted at prices not less than the fair market value of KLA-Tencor’s common stock at the grant date. This program consists of three plans: one under which non-employee directors may be granted options to purchase shares of our stock, another in which officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock and a third in which consultants and all employees other than directors and officers may be granted options to purchase shares of our stock. Substantially all of our employees that meet established performance goals and that qualify as knowledge employees participate in one of our stock option plans. Options granted to officers and employees from fiscal year 2001 through March 31, 2004 are summarized as follows (in thousands):

	Nine months ended March 31 2004	Fiscal year ended June 30,

		2003	2002	2001

Weighted average number of shares outstanding	194,519	189,817	187,677	185,860

Total options granted during the period	4,800	4,922	9,760	10,274
Less options forfeited	(786)	(2,416)	(1,786)	(2,418)

Net options granted	4,014	2,506	7,974	7,856
Net grants during the period as a percentage of weighted average shares outstanding	2.1%	1.3%	4.2%	4.2%
Grants to top five officers during the period as a percentage of weighted average shares outstanding	0.2%	0.2%	0.3%	0.2%
Grants to top five officers during the period as a percentage of total options granted	8.2%	6.0%	6.0%	4.0%

          During the nine months ended March 31, 2004, the Company granted options to purchase approximately 4.8 million shares of stock to employees. After deducting options forfeited, the net grant of options was 4.0 million shares. The net options granted after forfeiture represented 2.0% of the weighted average outstanding shares of approximately 196.2 million as of March 31, 2004.

          Options granted to the top five officers, who represent the chief executive officer and each of the four other most highly compensated executive officers whose salary plus bonus exceeded $100,000 for the fiscal year ended June 30, 2003, as a percentage of the total options granted to all employees, vary from quarter to quarter and year to year. In the nine months ended March 31, 2004, there were 394,000 options granted to the top five officers.

          The following table summarizes stock options exercised by the top five officers during the nine months ended March 31, 2004:

			Total Number of Securities Underlying Unexercised Options at March 31, 2004		Total Value of Unexercised, In-the-Money Options at March 31, 2004 (1)

	Shares Acquired on Exercise	Value Realized	Vested	Unvested	Exercisable	Unexercisable

Kenneth L. Schroeder	274,100	$12,121,399	657,480	501,020	$16,114,083	$7,410,857
Chief Executive Officer
Gary E. Dickerson	40,000	$1,591,734	301,072	232,293	$4,950,778	$2,484,652
President & Chief Operating Officer
John H. Kispert	95,000	$2,019,069	36,923	131,277	$649,387	$1,384,024
Executive Vice President and Chief Financial Officer
Dennis J. Fortino	83,541	$1,967,462	78,454	126,922	$805,616	$1,272,826
Executive Vice President
Richard P. Wallace	60,000	$1,369,178	26,497	122,131	$222,624	$1,190,449
Executive Vice President

(1) Total Value of vested options based on fair market value of the Company’s Common Stock of $50.28 per share as of March 31, 2004.

          The following table summarizes KLA-Tencor’s stock option plans as of March 31, 2004:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under stock option plan

Stock option plan approved by stockholders	20,003,943	$32.88	15,606,780
Stock option plan not approved by stockholders(1)	8,985,063	37.90	3,050,182

Total	28,989,006	$34.37	18,656,962

(1) Officers and directors are not eligible to receive options granted under this plan.

The activity under the option plans, combined, was as follows:

	Available For Grant	Options Outstanding	Weighted- Average Price

Balances at June 30, 2001	8,508,074	26,289,586	$26.18
Additional shares reserved	5,610,752	—	—
Options granted	(9,760,303)	9,760,303	31.83
Options canceled/expired	1,786,295	(1,786,295)	32.55
Options exercised	—	(4,173,887)	19.36

Balances at June 30, 2002	6,144,818	30,089,707	$28.60
Additional shares reserved	13,280,928	—	—
Options granted	(4,922,001)	4,922,001	35.26
Options canceled/expired	2,415,973	(2,415,973)	35.16
Options exercised	—	(2,861,777)	20.94

Balances at June 30, 2003	16,919,718	29,733,958	$29.94
Additional shares reserved	5,750,290	—	—
Options granted(1)	(4,799,438)	4,799,438	51.23
Options canceled/expired	786,392	(786,392)	36.70
Options exercised	—	(4,757,998)	25.00

Balances at March 31, 2004	18,656,962	28,989,006	$34.37

(1)  In addition, in April 2004, KLA-Tencor granted approximately 1.1 million stock options (1.0 million to non-executives and 0.1 million to executive employees) related primarily to the fiscal year 2003 annual performance cycle review of KLA-Tencor.

LIQUIDITY AND CAPITAL RESOURCES

          Cash, cash equivalents and short-term marketable securities balances during the three months ended March 31, 2004 increased to $1.17 billion from $957 million at June 30, 2003.  In addition marketable securities classified as long-term at March 31, 2004 increased to $552 million from $531 million at June 30, 2003.  KLA-Tencor has historically financed its operations through cash generated from operations.  Net cash provided by operating activities for the nine months ended March 31, 2004 was $153 million, compared to $187 million of net cash from operating activities for the same period of the prior fiscal year. The decrease in cash provided by operating activities in nine months ended March 31, 2004 compared to the same period in the prior fiscal year was primarily due to increases in accounts receivable and inventory balances partially offset by higher accounts payable balances. Inventories balances increased due to a ramping up of manufacturing of products in response to higher number of system orders. Accounts receivable balances increased due an increase in shipments during the last month of the quarter. Accounts payable balances increased due to timing of payments and build up of inventory.

          Net cash used in investing activities for the nine months ended March 31, 2004 was $115 million, compared to $38 million used in investing activities for the same period of the prior fiscal year, primarily as a result of increased net purchases of short and long-term marketable securities partially offset by lower capital expenditures. Net cash provided by financing activities for the nine months ended March 31, 2004 was $122 million as compared to net cash used in financing activities of $12 million for the same period of the prior fiscal year. This change was primarily due to an increase in stock option exercises of $90 million and a decrease in stock repurchases of $44 million.

          The following is a schedule summarizing our significant operating lease commitments as of March 31, 2004 (in millions):

	Payments Due by Fiscal Year

	Total	2004	2005	2006	2007	2008	Thereafter

Operating leases	$24.6	$2.1	$8.0	$5.1	$2.7	$1.7	$5.0

          We have agreements with three banking institutions to sell certain of our trade receivables and promissory notes from Japanese customers without recourse.  During the three months and nine months ended March 31, 2004, approximately $27 million and $72 million of receivables were sold under these arrangements, respectively.  As of March 31, 2004, approximately $31 million was outstanding. The total amount available under the facility is the Japanese yen equivalent of $142 million based upon exchange rates as of March 31, 2004.  We do not believe we are at risk for any material losses as a result of this agreement. In addition, from time to time we will discount without recourse Letters of Credit (“LCs”) received from customers in payment of goods.  During the three and nine months ended March 31, 2004 several LCs were sold with proceeds totaling $7 million and $33 million, respectively.  Discounting fees of $0.2 million for the nine months ended March 31, 2004, respectively, were equivalent to interest expense and were recorded in interest and other income net.

          We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components.  Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties.  This forecast time-horizon can vary among different suppliers.  We estimate our open inventory purchase commitment as of March 31, 2004 to be approximately $125 million.

          Working capital increased to $1.39 billion as of March 31, 2004, compared to $1.16 billion at June 30, 2003. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries.  Although cash requirements will fluctuate based on the timing and extent of these factors, our management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for the next twelve months.

FACTORS AFFECTING RESULTS, INCLUDING RISKS AND UNCERTAINTIES

Fluctuations in Operating Results and Stock Price

          Our operating results have varied widely in the past, and our future operating results will continue to be subject to quarterly variations based upon numerous factors, including those listed in this section and throughout this quarterly report on Form 10-Q. In addition, future operating results may not follow any past trends. We believe the factors that could make our results fluctuate and difficult to predict include:

o	the cyclical nature of the semiconductor industry;
o	global economic uncertainty;
o	changing international economic conditions;
o	competitive pressure;
o	our ability to develop and implement new technologies and introduce new products;
o	our customers’ acceptance and adoption of our new products and technologies;
o	our ability to manage our manufacturing requirements;

o	our ability to protect our intellectual property;
o	our ability to attract, retain, and replace key employees;
o	worldwide political instability;
o	earthquake and other uninsured risks; and
o	future changes in accounting and tax standards or practices

          Operating results also could be affected by sudden changes in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which we do business. As a result of these or other factors, we could fail to achieve our expectations as to future revenue, gross profit and income from operations. Our failure to meet the performance expectations set and published by external sources or as announced by our management could result in a sudden and significant drop in the price of our stock and could negatively affect the value of any investment in our stock.

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

          We believe the semiconductor industry is currently emerging from an industry down cycle. We are not able to predict if or for how long the upturn will last. During a down cycle, the semiconductor industry typically experiences excess production capacity that causes semiconductor manufacturers to decrease capital spending.  We generally do not have long-term volume production contracts with our customers, and we do not control the timing or volume of orders placed by our customers. Whether and to what extent our customers place orders for any specific products, as well as the mix and quantities of products included in those orders, are factors beyond our control. Insufficient orders, especially in our down cycles, will result in under-utilization of our manufacturing facilities and infrastructure and will negatively affect our operating results and financial condition.

Global Economic Uncertainty

          Our business is ultimately driven by the global demand for electronic devices by consumers and businesses.  While demand for electronic devices has increased over time, it remains subject to global economic uncertainty.  A protracted global economic slowdown could adversely affect our business and results of operation.

International Trade, Operations and Economic Conditions

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

          Managing global operations and sites located throughout the world presents challenges associated with, among other things, cultural diversity and organizational alignment.  Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period.  Periodic local or international economic downturns, trade balance issues, political instability or terrorism in regions where we have operations, such as Israel, and fluctuations in interest and currency exchange rates could negatively affect our business and results of operations.   Although we attempt to manage near-term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate.  In addition, our ability to address normal business transaction issues in Asia may still be at risk due to the potential reoccurrence of a Severe Acute Respiratory Syndrome outbreak and outbreaks of other infectious diseases in Asia, which may result in management’s decision to limit travel to Asia in accordance with the World Health Organization’s recommendations.

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

Future changes in accounting and taxation standards or practices

          A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

          For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the FASB has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our earnings.

Effects of Recent Accounting Pronouncements

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

          In December 2003, the SEC issued SAB 104, which supercedes SAB 101. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on our financial condition or results of operations.

          In December 2003, (SFAS 132) was issued and amends further the annual disclosure requirements and requires new quarterly disclosures for pensions and other postretirement benefits. The revised Statement addresses disclosures only. It does not address liability measurement or expense recognition, which is determined in accordance with SFAS 87, “Employers’ Accounting for Pensions” (SFAS 87). We have provided the quarterly disclosures pursuant to SFAS 132 in Note 6 to the Condensed Consolidated Financial Statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at March 31, 2004. Actual results may differ materially.

          At the end of March 31, 2004, we had an investment portfolio of fixed income securities of $943 million, excluding those classified as cash and cash equivalents.  These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2004, the fair value of the portfolio would have declined by $3 million.

          As of March 31, 2004, we had net forward contracts to sell $99 million in foreign currency in order to hedge currency exposures (see Note 7 of the Notes to the Consolidated Financial Statements under “Derivative Instruments.”)  If we had entered into these contracts on March 31, 2004, the U.S. dollar equivalent would be $109 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $35 million.  However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount.  Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on income or cash flows.

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

Legal Matters

ADE Corporation

          On October 11, 2000, ADE Corporation (“ADE”), a competitor, filed a patent infringement lawsuit against us in the U.S. District Court in Delaware.  ADE claimed damages and sought an injunction under U.S. Patent No. 6,118,525 (“‘525 patent”).  We filed a counterclaim in the same court alleging that ADE has infringed four of our patents.  We are seeking damages and a permanent injunction against ADE. In addition, we are seeking a declaration from the District Court that the ‘525 patent is invalid.  On October 22, 2001, we filed a separate action for declaratory judgment against ADE in the Northern District of California requesting a declaration that U.S. Patent No. 6,292,259 (“‘259 patent”) is invalid and not infringed.  That action was consolidated with the prior action in the Delaware proceeding and ADE amended its complaint in that proceeding to allege that we are infringing the ‘259 patent.  On August 8, 2002, the magistrate presiding over the action issued a recommendation that the court enter summary judgment in our favor on the issue of non-infringement under ADE’s ‘525 patent.  On the same day, the magistrate issued recommendations that the court enter summary judgment in favor of ADE on the issue of non-infringement of two of our patents.  The district court judge subsequently substantially adopted the recommendations of the magistrate regarding claims construction.  The district court judge has ruled in our favor and granted summary judgment of non-infringement regarding both the ‘525 and ‘259 patents.  We have voluntarily withdrawn one of our patents from this suit, and we continued to pursue our claim that ADE infringes our US Patent No. 6,215,551(“‘551 patent”).  Our case against ADE’s alleged infringement of our patent went to trial on January 27, 2004 and on February 4, 2004, the court entered judgment in favor of ADE, ruling that the ‘551 patent is invalid.  We have filed post-trial motions and are evaluating appeals, if needed.

          Although we cannot predict the outcome of these claims, we do not believe that any of these legal matters will have a material adverse effect on KLA-Tencor.  Were an unfavorable ruling to occur in one or more of the pending claims, there exists the possibility of a material impact on our operating results for the period in which the ruling occurred and in future periods.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Following is a summary of stock repurchases for the quarter ended March 31, 2004 (in thousands, except average price per share). (1)

Period	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2004 to January 31, 2004	14,500	$59.17	4,305,000
February 1, 2004 to February 29, 2004	35,000	$54.56	4,270,000
March 1, 2004 to March 31, 2004	160,000	$51.56	4,110,000

Total	209,500	$52.58

(1)

In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. This plan was entered in order to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans.  Since the inception of the repurchase program in 1997 through June 30, 2003 the Board of Directors had authorized KLA-Tencor to repurchase a total of 17.8 million shares, including 5 million shares authorized in October 2002.  All such shares remain as treasury shares.

(2)	All shares were purchased pursuant to the publicly announced plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1 Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Form 8-K

On January, 22, 2004, KLA-Tencor furnished a report on Form 8-K relating to its financial information for the quarter ended December 31, 2003, as presented in a press release of January 22, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-TENCOR CORPORATION
(Registrant)

May 5, 2004	/s/ KENNETH L. SCHROEDER

(Date)	Kenneth L. Schroeder Chief Executive Officer (Principal Executive Officer)

May 5, 2004	/s/ JOHN H. KISPERT

(Date)	John H. Kispert Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.