Form 10-Q
period 2004-09-30
KLA TENCOR CORP
filed 2004-11-03
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2004

or

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

          As of October 29, 2004 there were 195,451,743 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Unaudited)

KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	September 30, 2004	June 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$948,766	$802,678
Marketable securities	285,349	330,476
Accounts receivable, net	365,529	372,773
Inventories	373,484	337,414
Deferred income taxes	307,638	310,150
Other current assets	37,772	38,011

Total current assets	2,318,538	2,191,502
Land, property and equipment, net	380,239	376,052
Marketable securities	652,141	743,202
Other assets	239,089	228,423

Total assets	$3,590,007	$3,539,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,132	$63,991
Deferred system profit	281,455	284,813
Unearned revenue	58,971	57,318
Other current liabilities	511,571	505,507

Total current liabilities	905,129	911,629

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock and capital in excess of par value	918,331	984,804
Retained earnings	1,756,992	1,640,587
Accumulated other comprehensive income	9,555	2,159

Total stockholders’ equity	2,684,878	2,627,550

Total liabilities and stockholders’ equity	$3,590,007	$3,539,179

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,

(in thousands, except per share data)	2004	2003

Revenues:
Product	$442,296	$250,145
Service	76,477	67,825

Total revenues	518,773	317,970

Costs and operating expenses:
Costs of revenues	215,469	155,541
Engineering, research and development	77,147	65,452
Selling, general and administrative	69,190	60,009

Total costs and operating expenses	361,806	281,002

Income from operations	156,967	36,968
Interest income and other, net	6,985	8,401

Income before income taxes	163,952	45,369
Provision for income taxes	47,547	8,532

Net income	$116,405	$36,837

Net income per share:
Basic	$0.59	$0.19

Diluted	$0.58	$0.18

Weighted average number of shares:
Basic	196,110	192,699

Diluted	199,969	200,334

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended September 30,

(in thousands)	2004	2003

Cash flows from operating activities:
Net income	$116,405	$36,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,590	19,944
Net loss (gain) on sale of marketable securities	536	(4,949)
Changes in assets and liabilities:
Accounts receivable, net	7,239	14,926
Inventories	(35,455)	(15,109)
Other assets	(7,624)	(11,231)
Accounts payable	(10,861)	15,525
Deferred system profit	(3,358)	(21,579)
Other current liabilities	7,661	(4,630)

Net cash provided by operating activities	93,133	29,734

Cash flows from investing activities:
Acquisitions	(4,050)	—
Purchase of land, property and equipment, net	(17,796)	(9,918)
Purchase of marketable securities	(450,466)	(583,628)
Proceeds from sale of marketable securities	472,235	518,497
Proceeds from maturity of marketable securities	115,572	20,859

Net cash provided by (used in) investing activities	115,495	(54,190)

Cash flows from financing activities:
Issuance of common stock	11,973	59,895
Stock repurchases	(74,212)	(1,701)

Net cash provided by (used in) financing activities	(62,239)	58,194

Effect of exchange rate changes on cash and cash equivalents	(301)	3,548

Net increase in cash and cash equivalents	146,088	37,286
Cash and cash equivalents at beginning of period	802,678	606,903

Cash and cash equivalents at end of period	$948,766	$644,189

Supplemental cash flow disclosures:
Income taxes paid, net	$36,009	$9,461

Interest paid	$269	$120

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

          Basis of presentation  The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated.  These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the SEC on August 30, 2004.

          The condensed consolidated financial statements include the accounts of KLA-Tencor, its wholly-owned subsidiaries and its partially owned, non-controlled, equity affiliate where KLA-Tencor is deemed to be the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46(R)).  All significant intercompany balances and transactions have been eliminated.

          The results of operations for the three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2005.

          Management Estimates  The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

          Reclassifications  Certain prior period balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

          Accounting for Stock-Based Compensation Plans KLA-Tencor accounts for its employee stock option and employee stock purchase plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” No stock-based employee compensation is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

          Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if KLA-Tencor had accounted for its employee stock purchase plan and employee stock options granted subsequent to June 30, 1995, under the fair value method of SFAS No. 123.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the single option approach that assumes no expected dividends with the following weighted-average assumptions:

Three months ended September 30,	2004	2003

Stock option plan:
Expected stock price volatility	58.4%	67.0%
Risk free interest rate	2.1%-4.1%	1.2%-4.0%
Expected life of options (in years)	5.5	5.5
Stock purchase plan:
Expected stock price volatility	41.9%	50.5%
Risk free interest rate	1.9%-2.5%	1.0%-1.5%
Expected life of options (in years)	1-2	1-2

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

          For purposes of pro forma disclosures required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods using the straight-line method.  KLA-Tencor’s pro-forma information is as follows:

	Three months ended September 30,

(in thousands)	2004	2003

Net income	$116,405	$36,837
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,453)	(22,567)

Pro forma Net Income	$95,952	$14,270

Earnings per share:
As reported
Basic	$0.59	$0.19

Diluted	$0.58	$0.18

Pro forma
Basic	$0.49	$0.07

Diluted	$0.48	$0.07

          Recent Accounting Pronouncements  In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of SFAS Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method that the Company currently uses and generally would require that such transactions be accounted for using a “fair-value”-based method and recognized as expense in the Company’s consolidated statement of operations. The recommended effective date of the proposed statement is currently for fiscal periods beginning after June 15, 2005. Should this proposed statement be finalized in its current form, it will have a significant impact on the Company’s consolidated statement of operations as we will be required to expense the “fair value” of the Company’s stock option grants and stock purchases under the Company’s employee stock purchase plan. In addition the proposed standard may have a significant impact on the Company’s consolidated cash flows from operations (no impact to the Company’s total consolidated cash flows) as, under this proposed standard, the Company will be required to reclassify a portion of the Company’s tax benefit on the exercise of employee stock options from cash flows from operating activities to cash flows from financing activities.

          In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-1. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method.  In September  2004, the Financial  Accounting  Standards  Board  approved  the  issuance of a FASB Staff Position to delay the requirement to record  impairment  losses under EITF 03-1. The approved delay applies to all  securities  within the scope of EITF 03-1 and is expected to end when new  guidance is issued and comes into  effect. KLA-Tencor does not believe that this consensus will have a material impact on its consolidated results of operations.

NOTE 2 – BALANCE SHEET COMPONENTS

	(in thousands)	September 30, 2004	June 30, 2004

	Cash equivalents and marketable securities
	U.S. Treasuries	$81,233	$113,575
	Mortgage-backed securities	100,720	15,148
	Municipal bonds	1,411,197	1,400,884
	Corporate equity securities	1,105	1,105
	Money market bank deposits and other	185,698	212,307

		$1,779,953	$1,743,019

Less:	Cash equivalents	842,463	669,341
	Short-term marketable securities	285,349	330,476

	Long-term marketable securities	$652,141	$743,202

	Accounts receivable, net
	Accounts receivable, gross	$377,853	$385,171
	Allowance for doubtful accounts	(12,324)	(12,398)

		$365,529	$372,773

	Inventories
	Customer service parts	$108,876	$104,445
	Raw materials	73,588	68,994
	Work-in-process	97,543	85,461
	Demonstration equipment	66,701	58,912
	Finished goods	26,776	19,602

		$373,484	337,414

	Property and equipment
	Land	$84,070	$84,053
	Buildings and improvements	149,813	149,813
	Machinery and equipment	258,789	254,753
	Office furniture and fixtures	41,285	41,251
	Leasehold improvements	136,726	135,622
	Construction in process	19,122	14,672

		689,805	680,164
	Less: accumulated depreciation	(309,566)	(304,112)

		$380,239	$376,052

(in thousands)	September 30, 2004	June 30, 2004

Other assets
Goodwill & other intangibles, net	$23,755	$20,621
Other long-term investments	117,904	110,287
Deferred tax assets – long-term	88,523	88,593
Other	8,907	8,922

	$239,089	$228,423

Other current liabilities
Warranty and retrofit	$53,212	$44,497
Compensation and benefits	214,769	224,191
Income taxes payable	167,003	146,632
Restructuring accrual	670	821
Other accrued expenses	75,917	89,366

	$511,571	$505,507

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

          The carrying value of goodwill was $21.1 million and $17.6 million as of September 30, 2004 and June 30, 2004, respectively, and was allocated to KLA-Tencor’s reporting units pursuant to SFAS No. 142.  In accordance with SFAS No. 142, KLA-Tencor evaluated during the three months ended December 31 2003, the goodwill by reporting unit for impairment and concluded there was no impairment of goodwill.   There have been no significant events or circumstances affecting the valuation of goodwill subsequent to our impairment test performed in the second quarter of fiscal year 2004.

Other Intangible Assets

          The components of other intangible assets as of September 30, 2004 (in thousands) were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Existing technology	$1,852	$1,105	$747
Patents	4,761	3,092	1,669
Trademark	625	444	181

Total	$7,238	$4,641	$2,597

          The components of other intangible assets as of June 30, 2004 (in thousands) were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Existing technology	$1,852	$992	$860
Patents	4,761	2,823	1,938
Trademark	625	417	208

Total	$7,238	$4,232	$3,006

          For each of the three month periods ended September 30, 2004 and 2003, amortization expense for other intangible assets was $409,000.  Based on intangible assets recorded at September 30, 2004, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal year ending June 30:	Amount

2005 (remaining 9 months)	$1,229
2006	889
2007	62
2008	58
2009 and thereafter	359

Total	$2,597

NOTE 4 – NONRECURRING RESTRUCTURING AND OTHER COSTS

          There were no restructuring actions during fiscal year 2004 or the first three months of fiscal year 2005.  The Company’s  restructuring  activities are disclosed in Note 3 of  Notes to Consolidated  Financial  Statements  included  in  Item  8 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.  As of June 30, 2004, the remaining accrual balance was $821,000.  During the quarter ended September 30, 2004, the Company made lease payments of $151,000 related to the exited facilities.  As of September 30, 2004, the remaining accrual balance of $670,000 is related to lease payments on facilities exited prior to fiscal year 2004 and is expected to be paid by the end of fiscal year 2006. This remaining accrual is included in the condensed consolidated balance sheets under the caption of other current liabilities.

NOTE 5 – EARNINGS PER SHARE

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

          During the three months ended September 30, 2004, options to purchase approximately 10,636,000 shares at per share prices ranging from $39.34 to $68.00, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares as the effect would be anti-dilutive. During the three months ended September 30, 2003, options to purchase approximately 231,000 shares, at per share prices ranging from $56.31 to $68.00, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares as the effect would be anti-dilutive.

NOTE 6 – STOCK REPURCHASE PROGRAM

          The Company adopted a plan to repurchase shares of its Common Stock in the open market for the purpose of partially offsetting dilution created by employee stock options and stock purchase plans.  During the three months ended September 30, 2004 and 2003, the Company repurchased 2,038,000 and 32,000 shares of its Common Stock at a cost of approximately $78.4 million and $1.7 million, respectively of which $74.2 million and $1.7 million was settled for cash during such period, respectively.  As of September 30, 2004, the unsettled amount of $4.2 million is included in the condensed consolidated balance sheet under the caption of other current liabilities.

NOTE 7  – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

	Three months ended September 30,

(in thousands)	2004	2003

Net income	$116,405	$36,837

Other comprehensive income (loss):
Currency translation adjustments	(668)	5,081
Gain (loss) on cash flow hedging instruments, net	4,200	(4,692)
Unrealized gains (losses) on investments, net of taxes of $2,440 in 2004 and $(1,453) in 2003	3,864	(2,302)

Other comprehensive gain (loss)	7,396	(1,913)

Total comprehensive income	$123,801	$34,924

NOTE 8 – EMPLOYEE BENEFIT PLANS

          KLA-Tencor sponsors various retirement and pension plans, including defined contribution and defined benefit plans which cover most employees worldwide. Several of KLA-Tencor’s foreign subsidiaries have retirement plans for full time employees, some of which are defined benefit plans. There are no defined benefit plans in the United States.

          Net periodic pension cost, determined in accordance with SFAS No. 87, for KLA-Tencor’s defined benefit retirement plans for the three months ended September 30, 2004 and 2003 include the following components:

	Three months ended September 30,

(in thousands)	2004	2003

Service Cost	$577	$542
Interest Cost	93	84
Expected Return on Assets	(35)	(33)
Amortization of Net Transitional Obligation	62	62
Amortization of Net Gain	17	24

Net periodic pension cost	$714	$679

          KLA-Tencor contributed $148,000 and $118,000 to its defined benefit pension plans for the three months ended September 30, 2004 and 2003, respectively, and expects to contribute $529,000 during the remainder of fiscal year 2005.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Factoring

          KLA-Tencor has agreements with three banking institutions to sell certain of its trade receivables and promissory notes from Japanese customers without recourse.  During the three months ended September 30, 2004 and 2003, approximately $21.6 million and $17.9 million of receivables were sold under these arrangements, respectively.  As of September 30, 2004 and June 30, 2004, approximately $43.7 million and $51.1 million of the sold receivables were outstanding, respectively, and were not included in the consolidated net accounts receivable balance as the criteria for sale treatment established by SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability” have been met.  Under SFAS No. 140, after a transfer of financial assets, an entity derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The total amount available under the facility is the Japanese yen equivalent of $135.3 million based upon exchange rates as of September 30, 2004.  KLA-Tencor does not believe it is at risk for any material losses as a result of these agreements.  In addition, from time to time KLA-Tencor will discount without recourse Letters of Credit (“LCs”) received from customers in payment of goods.  During the three months ended September 30, 2004 and 2003, several LCs were sold with proceeds totaling $10.0 million and $12.0 million.  Discounting fees were less than $100,000 for the three months ended September 30, 2004 and 2003 and were recorded in interest and other income, net.

Facilities

          KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, these facilities are not included on the Company’s condensed consolidated balance sheet.

          The following is a schedule of operating leases payments as of September 30, 2004 (in thousands):

Fiscal year ending June 30,	Amount

2005 (remaining 9 months)	$6,665
2006	5,710
2007	2,622
2008	2,048
2009	1,879
Thereafter	3,703

Total minimum lease payments	$22,627

Purchase Commitments

          KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply chain for key components.  KLA-Tencor’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties.  This forecast time-horizon can vary among different suppliers.  The Company’s open inventory purchase commitments were approximately $159.0 million as of September 30, 2004.

Guarantees

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

          The following table provides the changes in the product warranty accrual, as required by FIN 45 for the three months ended September 30, 2004 and 2003:

	Three months ended September 30,

(in thousands)	2004	2003

Beginning balance	$38,865	$33,226
Accruals for warranties issued during the period	13,169	7,726
Changes in liability related to pre-existing warranties	1,053	(2,659)
Settlements made during the period	(5,266)	(8,001)

Ending balance	$47,821	$30,292

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

NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets.  As a result, KLA-Tencor is exposed to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts to hedge against certain future movements in foreign exchange rates that affect certain foreign currency denominated sales and purchase transactions. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. At September 30, 2004, KLA-Tencor had foreign exchange forward contracts maturing throughout fiscal 2005 to sell and purchase $309.0 million and $161.1 million, respectively, in foreign currency, primarily Japanese Yen. At June 30, 2004, KLA-Tencor had foreign exchange forward contracts maturing throughout fiscal year 2005 to sell $334.1 million and purchase $227.2 million, in foreign currency, primarily Japanese yen.

NOTE 11 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

          KLA-Tencor operates in one segment in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  KLA-Tencor’s chief operating decision maker is the Chief Executive Officer.

          KLA-Tencor is engaged primarily in designing, manufacturing, and marketing yield management and process monitoring systems for the semiconductor industry.  All operating units have been aggregated due to their inter-dependencies, commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes.  Since KLA-Tencor operates in one segment, all financial segment information required by SFAS No. 131 can be found in the condensed consolidated financial statements.

          KLA-Tencor’s significant operations outside the United States include a manufacturing facility in Israel and sales, marketing and service offices in Western Europe, Japan, and the Asia Pacific region.  For geographical revenue reporting, revenues are attributed to the geographic location in which the customer is located.  Long-lived assets consist primarily of net property and equipment and are attributed to the geographic region in which they are located. The following is a summary of operations by entities located within the indicated geographic regions for three months ended September 30, 2004 and 2003.

	Three months ended September 30,

(in thousands)	2004	2003

Revenue:
United States	$127,884	$61,914
Europe & Israel	58,210	58,825
Japan	76,600	67,157
Taiwan	119,474	31,733
Korea	25,907	63,223
Asia Pacific	110,698	35,118

Total	$518,773	$317,970

(in thousands)	September 30, 2004	June 30, 2004

Long-lived assets:
United States	$370,861	$367,547
Europe & Israel	6,257	6,263
Japan	4,289	4,280
Taiwan	2,286	2,348
Asia Pacific	5,453	4,536

Total	$389,146	$384,974

          The following is a summary of revenues by major products for three months ended September 30, 2004 and 2003 (as a percentage of total revenue).

	Three months ended September 30,

	2004	2003

Revenue:
Defect Inspection	65%	62%
Metrology	17%	14%
Service	14%	21%
Software and other	4%	3%

Total	100%	100%

          For the three months ended September 30, 2004, one customer accounted for 11% of revenue.   For the three months ended September 30, 2003, two customers accounted for 20% and 10% of revenue, respectively.  As at September 30, 2004 one customer accounted for 13% of net accounts receivable.  As at June 30, 2004, one customer accounted for 10% of net accounts receivable.

NOTE 12 – SUBSEQUENT EVENTS

          In October 2004, KLA-Tencor acquired the remaining equity outstanding of its variable interest entity consolidated after the adoption of FIN 46(R). Subsequently, KLA-Tencor transferred the assets of the entity to a limited liability corporation in which a third party acquired a minority interest. In addition, in October 2004, KLA-Tencor signed a definitive agreement to acquire Candela Instruments, a leading supplier of laser-based surface inspection systems optimized for the data storage industry. Both acquisitions will be accounted for as business combination in accordance with SFAS No. 141, “Business Combinations”. The results of operations of the entities acquired are not expected to be material in relation to KLA-Tencor’s results of operations.

          On October 18, 2004, the Company’s shareholders approved the 2004 Equity Incentive Plan (the “Omnibus Plan”) which provides for the grant of options to purchase shares of the Company’s Common Stock, stock appreciation rights, restricted stock, performance shares, performance units and deferred stock units to employees, consultants and members of the Board of Directors.  This new Plan replaces future grants under the 1982 Stock Option Plan and 2000 Nonstatutory Stock Option Plan and supplements the 1998 Outside Director Option Plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

          This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements included in or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These statements are generally accompanied by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “rely,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “forecast” or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements include, among others, those statements regarding forecasts of the future results of our operations;  orders for our products and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers; growth in the semiconductor industry and the semiconductor capital equipment industry and business; technological trends in the semiconductor industry; our future product offerings and product features, as well as the success and  market acceptance of new products; timing of shipment of backlog; recognition of deferred revenue; the growth in spending for process controls; the future of our product shipments and our product and service revenues; the future of our gross margins; the future of our selling, general and administrative expenses; anticipated revenue from various domestic and international regions; international sales and operations; maintenance of our competitive advantage; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; management of risks involved in acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; the outcome of any litigation to which we are a party; results of our investment in leading edge technologies; our future income tax rate; the effects of hedging transactions; outcome of any ongoing, tax, governmental, other audits;  sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

          Our actual results may differ significantly from those projected in the forward-looking statements in this report.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section and those set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1, “Business” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission (“SEC”) on August 30, 2004.  You should carefully review these risks and also review the risks described in other documents we file from time to time with the SEC.  You are cautioned not to place undue reliance on these forward-looking statements.   We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING ESTIMATES

          The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the audit committee has reviewed our critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.   For the three months ended September 30, 2004, there were no changes to these critical accounting estimates.

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

          New system and service orders in the quarter ended September 30, 2004 were 56% higher than the same quarter last year.  The growth in orders is being driven by our customers’ needs to expand both 200-mm and 300-mm capacity, advance existing capacity to next-generation processes, increase the efficiency of existing production lines and overcome yield and reliability problems in next-generation pilot lines.

          For the quarter ended September 30, 2004 our total revenues increased approximately 63% over the same quarter last year.  Product revenue increased by 77% while service revenue increased by 13% over the same quarter last year.  The increase in our revenues is primarily driven by increased customer demand for our products.

          Gross margin percentage for the quarter ended September 30, 2004 improved by 7 points compared to the same quarter in the prior year.  The main reason for the increase was the lower cost of building, installing and maintaining our products, combined with an increase in our revenues.

          For the quarter ended September 30, 2004, engineering, research and development (“R&D”) expenses were 18% higher compared to the same quarter last year due to higher project material and labor costs as we focus on the development of new products and enhancements to existing products.  Selling, general and administrative expenses increased 15% in the quarter ended September 30, 2004 compared to the same quarter last year on account of increasing application support of 300-mm ramps in Asia.

          During the three months ended September 30, 2004, we generated $93.1 million in cash flow from operations.   Cash, cash equivalents and marketable securities totaled $1.9 billion as of September 30, 2004.

          We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.

Outlook

          The semiconductor industry is expected to experience a 30% revenue growth rate in calendar year 2004 and slow to single-digit growth in calendar year 2005.  According to current industry forecasts, semiconductor capital equipment sales are projected to grow at approximately 60% in calendar year 2004.   New system and service orders, which are new orders net of cancellations, declined sequentially by approximately $78 million or 13% in the three months ended September 30, 2004, compared to the previous quarter due to the timing of certain orders combined with near-term weakness in demand for semiconductor capital equipment.  In the near term, the level of new system orders will depend significantly on the timing of system orders for major new 300-mm fabs.

          Over the long-term we expect process control to continue to represent a higher percentage of our customers’ capital spending.  We believe this increase in process control spending will be driven by the demand for more precise diagnostics capabilities to address multiple new defects as a result of further shrinking of device feature sizes, the transition to copper and other new materials, and the transition to new 300- millimeter fabs.

          New system and service orders by region were as follows (in millions):

	Fiscal Quarter 2005	Fiscal Quarter 2004

	First	Fourth	Third	Second	First

United States	$107	$158	$192	$129	$71
Europe	79	81	70	75	21
Japan	123	138	92	128	80
Taiwan	90	167	97	89	96
Asia Pacific	130	63	148	87	72

Total orders	$529	$607	$599	$508	$340

          KLA-Tencor’s backlog for unshipped system orders as of September 30, 2004, was approximately $880 million, a majority of which we expect to ship over the next six to nine months. In addition, we have $539 million of SAB 104 deferred revenue that is related to products that have been delivered but are awaiting written acceptance from the customer.

RESULTS OF OPERATIONS

Revenues and Gross Margin

          Product revenue increased $192 million, or 77% to $442 million for the three months ended September 30, 2004, from $250 million for the three months ended September 30, 2003. Product revenue increases were primarily the result of increased capital spending by customers, which we believe was a result of the semiconductor industry upturn experienced in fiscal year 2004.

          Service revenue is generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. Service revenue increased $8 million, or 13% to $76 million for the three months ended September 30, 2004, from $68 million for the three months ended September 30, 2003. Service revenue increased as our installed base of equipment at customers’ sites continued to grow. The amount of service revenue generated is generally proportional to the number of post-warranty systems installed at our customers’ sites and the degree of utilization of those systems.

          Total revenue recognized under conditions where we deviate from the need for a written acceptance by the customer were approximately 6.5% and 2.8% of total revenue for the three months ended September 30, 2004 and 2003, respectively.  The increase in revenue exceptions resulted from an increase in multiple shipments of tools that have already met the required acceptance criteria, to customers who are looking to expand capacity.

          International revenue decreased to 75% of revenue, in the three months ended September 30, 2004 from 81% in the same period of the prior fiscal.  Revenues in the US, Japan, Taiwan and Asia Pacific were higher in the three months ended September 30, 2004 compared to the same period in the prior year, while revenues in Europe and Korea were lower in the three months ended September 30, 2004 compared the same period in the prior year.  For the three months ended September 30, 2004, one customer accounted for 11% of revenue.   For the three months ended September 30, 2003, two customers accounted for 20% and 10% of revenue, respectively.

          Gross margin as a percentage of revenue was 58% for the three months ended September 30, 2004, compared to 51% for the same period in the prior fiscal year. Approximately 2 points of the improvement can be attributed to streamlining of product manufacturing operations and, approximately 5 points of the improvement can be attributed to improvements in installation, customer service and support programs.  While we expect gross margins to improve from increase in sales volumes, introduction of new models and streamlining of manufacturing customer support costs, gross margins might be adversely impacted if build plans or revenues are reduced as a consequence of either industry slowdown, order cancellations or pushouts by our customers.

Engineering, Research and Development

          Net R&D expenses were $77 million for the three months ended September 30, 2004, compared to $65 million for the same period in the prior fiscal year.  As a percentage of revenue, R&D expenses were 15% for the three months ended September 30, 2004, compared to 21% for the same period in the prior fiscal year.  The gross dollars for R&D investment increased by $13.4 million for the quarter ended September 30, 2004 but were partially offset by $1.4 million of external funding received for certain strategic development programs conducted with several of our customers and from government grants. The increase in gross R&D expenses was primarily due to an increase in project material and labor costs as we focus on the development of new products and enhancements to existing products.  The reduction in R&D expenses as a percentage of revenue was driven by our continued focus on cost reduction initiatives and by the increase in revenues.  We expect our net R&D expenses to increase in absolute dollars as we accelerate our investments in critical programs focusing on new technologies and enhancements to existing products and consolidation of the results of operations of a development stage semiconductor company as required by generally accepted accounting principles, and consolidate the results of operations of the entities acquired subsequent to quarter-end.

          As previously disclosed, on October 23, 2003, we received notice from the National Institute of Standards and Technology (“NIST”) disallowing approximately $5 million of funding received under an Advanced Technology Cooperative Agreement.  NIST completed its audit during the quarter, and the matter was settled for $696,000.

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

Selling, General and Administrative

          Selling, general and administrative expenses were $69 million for the three months ended September 30, 2004, compared to $60 million for the same period in the prior fiscal year. As a percentage of revenue, selling, general and administrative expenses were 13% for the three months ended September 30, 2004, compared to 19% for the same period in the prior fiscal year.  Selling, general and administrative expenses increased by $9 million for the quarter ended September 30, 2004 compared to the same period in the prior year mainly from increasing application support of 300-mm ramps in Asia.  The reduction in selling, general and administrative expenses as a percentage of revenue was driven by our continued focus on cost reduction initiatives and by the increase in revenues.  We expect our selling, general and administrative expenses to increase in absolute dollars as we build up our organization to meet increased customer demands.

Restructuring and Other Costs

          There were no restructuring actions during fiscal year 2004 or the first three months of fiscal year 2005.  Our  restructuring  activities are more fully disclosed in Note 3 of  Notes  to  Consolidated  Financial  Statements  included  in  Item  8 of our Annual Report on Form 10-K for the year ended June 30, 2004.  The annual estimated cost savings from the restructuring actions incurred prior to fiscal year 2004 was $9 million, of which $7 million related to workforce reductions and $2 million related to consolidation of facilities and was not expected to have a material effect on our cost of goods sold or operating expenses.  There were no material variances between the actual and anticipated costs of restructuring.  As of June 30, 2004, the remaining accrual balance was $821,000.  During the quarter ended September 30, 2004, we made lease payments of $151,000 related to the exited facilities.  As of September 30, 2004, the remaining accrual balance of $670,000 is related to lease payments on facilities exited prior to fiscal year 2004 and is expected to be paid by the end of fiscal year 2006.

Interest Income and Other, Net

          Interest income and other, net, was $7 million and $8 million for the three months ended September 30, 2004 and 2003, respectively.  Interest income and other, net is comprised primarily of interest income earned on the investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as income recognized upon settlement of certain foreign currency contracts. The decrease in interest income and other, net for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was primarily due to a decrease in gains realized on sales of marketable securities.

Provision for Income Taxes

          Our effective tax rate for the three months ended September 30, 2004 was 29%. This was higher than the effective tax rate of 19% realized in the same period of our fiscal year ended September 30, 2003. The overall increase in our effective tax rate was primarily the result of a one time 3% rate benefit in the prior period, an increase in pre-tax income realized during this period and the lack of an effective tax rate benefit for the federal R&D tax credit.  The lack of an effective rate benefit for the federal R&D credit reflects the laws in place during the quarter.  Subsequent to the close of the quarter, the federal R&D tax credit was retroactively reinstated, and our go-forward effective tax rate will reflect a full year benefit for this credit.  We currently estimate that the reinstatement of the R&D credit will reduce our effective tax rate by approximately 2% to 27% for the twelve months ending June 30, 2005.

Stock Option and Incentive Plans

          Our stock option program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees (“knowledge employees”), and align stockholder and employee interests.  Under our stock option plans, options generally have a vesting period of five years, are exercisable for a period not to exceed ten years from the date of issuance and are granted at prices not less than the fair market value of our common stock at the grant date. This program consists of three plans: one under which non-employee directors may be granted options to purchase shares of our stock, another in which officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock and a third in which consultants and all employees other than directors and officers may be granted options to purchase shares of our stock. Substantially all of our employees that meet established performance goals and that qualify as knowledge employees participate in one of our stock option plans.

          Options granted from fiscal year 2003 through September 30, 2004 are summarized as follows (in thousands):

	Three months ended September 30	Fiscal year ended June 30,

	2004	2004	2003

Weighted average number of shares outstanding	196,110	194,976	189,817

Total options granted during the period	8,050 (1)	6,298	4,922
Less options forfeited	(413)	(978)	(2,416)

Net options granted	7,637	5,320	2,506
Net grants during the period as a percentage of weighted average shares outstanding	3.9%	2.7%	1.3%

(1) Employees received options totalling 2,007,283 shares of common stock as an advance on their fiscal year 2006 focal option grants in the first fiscal quarter of 2005.  The grant was equivalent to 50% of the employee’s fiscal year 2005 stock option grant.  These advanced grant options vest on a six year schedule with 20% vesting after year two and the remaining option shares vesting 1/48th per month for the remainder of the vesting term.

          The following table summarizes KLA-Tencor’s stock option plans as of September 30, 2004:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)

Equity compensation plans approved by stockholders(1)	27,985,795	$34.00	12,592,213
Equity compensation Plans not approved by stockholders(2)	8,817,076	38.03	3,025,199

Total	36,802,871	$36.24	15,617,412

(1) On October 18, 2004, the Company’s shareholders approved the 2004 Equity Incentive Plan (the “Omnibus Plan”) which provides for the grant of options to purchase shares of the Company’s Common Stock, stock appreciation rights, restricted stock, performance shares, performance units and deferred stock units to our employees, consultants and members of our Board of Directors.  This new Plan replaces future grants under the 1982 Stock Option Plan and 2000 Nonstatutory Stock Option Plan and supplements the 1998 Outside Director Option Plan.

(2) Officers and directors are not eligible to receive options granted under the plan.

The activity under the option plans, combined, was as follows:

	Available For Grant	Options Outstanding	Weighted- Average Price

Balances at June 30, 2002	6,144,818	30,089,707	$28.60
Additional shares reserved	13,280,928	—	—
Options granted	(4,922,001)	4,922,001	35.26
Options canceled/expired	2,415,973	(2,415,973)	35.16
Options exercised	—	(2,861,777)	20.94

Balances at June 30, 2003	16,919,718	29,733,958	$29.94
Additional shares reserved	5,751,033	—	—
Options granted	(6,298,343)	6,298,343	52.09
Options canceled/expired	978,478	(978,478)	38.66
Options exercised	—	(5,357,878)	25.74

Balances at June 30, 2004	17,350,886	29,695,945	$35.11
Additional shares reserved	5,903,603	—	—
Options granted	(8,049,716)	8,049,716	39.75
Options canceled/expired	412,639	(412,639)	41.06
Options exercised	—	(530,151)	22.44

Balances at September 30, 2004	15,617,412	36,802,871	$36.24

LIQUIDITY AND CAPITAL RESOURCES

          Cash, cash equivalents and short-term marketable securities balances during the three months ended September 30, 2004 increased to $1.2 billion from $1.1 billion at June 30, 2004.  In addition marketable securities classified as long-term at September 30, 2004 decreased to $652 million from $743 million at June 30, 2004.  We have historically financed our operations through cash generated from operations.  Net cash provided by operating activities for the three months ended September 30, 2004 was $93 million, compared to $30 million of net cash from operating activities for the same period of the prior fiscal year. Net cash provided by operating activities during the three months ended September 30, 2004 consisted primarily of $116 million provided by net income, adjusted for $19 million of non-cash depreciation and amortization, and offset by an increase in inventory balances by $35 million and a decrease in accounts payable balances by $11 million.

          Net cash provided by investing activities during the three months ended September 30, 2004 was $115 million, compared to $54 million used in investing activities for the same period of the prior fiscal year.  Net cash provided by investing activities consisted primarily of proceeds from the sale of marketable securities of $472 million, proceeds from the maturity of marketable securities of $116 million offset by purchases of marketable securities of $450 million and net purchases of property, plant and equipment of $18 million. Net cash used in financing activities during the three months ended September 30, 2004 was $62 million as compared to net cash provided by financing activities of $58 million for the same period of the prior fiscal year. Net cash used in financing activities primarily consisted of stock repurchases of $74 million offset by proceeds from the issuance of common stock of $12 million.

          In October 2004, we acquired the remaining equity outstanding of a variable interest entity. Subsequently, we transferred the assets of the entity to a limited liability corporation in which a third party acquired a minority interest. In addition, in October 2004, we signed a definitive agreement to acquire Candela Instruments, a leading supplier of laser-based surface inspection systems optimized for the data storage industry.

          The following is a schedule summarizing our significant operating lease commitments as of September 30, 2004 (in millions):

	Payments Due by Fiscal Year

	Total	2005(1)	2006	2007	2008	2009	Thereafter

Operating leases	$22.6	$6.7	$5.7	$2.6	$2.0	$1.9	$3.7

(1) Remaining 9 months

          Days sales outstanding was 64 days and 65 days for the quarters ended September 30, 2004 and 2003, respectively.  We have agreements with three banking institutions to sell certain of our trade receivables and promissory notes from Japanese customers without recourse.  During the three months ended September 30, 2004, approximately $22 million of receivables were sold under these arrangements.  As of September 30, 2004, approximately $44 million was outstanding. The total amount available under the facility is the Japanese yen equivalent of $135 million based upon exchange rates as of September 30, 2004.  We do not believe we are at risk for any material losses as a result of this agreement. In addition, from time to time we will discount without recourse Letters of Credit (“LCs”) received from customers in payment of goods.  During the three months ended September 30, 2004 several LCs were sold with proceeds totaling $10 million.  Discounting fees were less than $100,000 for the three months ended September 30, 2004 and were recorded in interest and other income net.

          We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components.  Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties.  This forecast time-horizon can vary among different suppliers.  We estimate our open inventory purchase commitment as of September 30, 2004 to be approximately $159 million.

          Working capital increased to $1.4 billion as of September 30, 2004, compared to $1.3 billion at June 30, 2004. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries.  Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for the next twelve months.

FACTORS AFFECTING RESULTS, INCLUDING RISKS AND UNCERTAINTIES

Fluctuations in Operating Results and Stock Price

          Our operating results have varied widely in the past, and our future operating results will continue to be subject to quarterly variations based upon numerous factors, including those listed in this section and throughout this Quarterly Report on Form 10-Q. In addition, future operating results may not follow any past trends. We believe the factors that could make our results fluctuate and difficult to predict include:

•	the cyclical nature of the semiconductor industry;
•	global economic uncertainty;
•	changing international economic conditions;
•	competitive pressure;
•	our ability to develop and implement new technologies and introduce new products;
•	our customers’ acceptance and adoption of our new products and technologies;
•	our ability to maintain supply of key components;
•	our ability to manage our manufacturing requirements;
•	our ability to protect our intellectual property;
•	our ability to attract, retain, and replace key employees;
•	our ability to manage risks associated with acquisitions;
•	litigation;
•	our ability to comply with internal controls evaluations and attestation requirements;
•	our ability to successfully implement new systems;
•	worldwide political instability;
•	earthquake and other uninsured risks; and
•	future changes in accounting and tax standards or practices.

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

Global Economic Uncertainty

          Our business is ultimately driven by the global demand for electronic devices by consumers and businesses.  The picture of end-user demand has been mixed over the last few months and visibility has been reduced as a result of high oil prices, the continued threat of terrorist activities and political instability in certain regions of the world. A protracted global economic slowdown may adversely affect our business and results of operation.

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

Compliance with Internal Controls Evaluations and Attestation Requirements

          Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning in fiscal 2005, to perform an evaluation of our internal controls over financial reporting and have our auditor publicly attest to such evaluation. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities, although as of the date of this filing we have not yet prepared the evaluation. Compliance with these requirements is expected to be expensive and time-consuming. If we fail to timely complete this evaluation, or if our registered independent public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Implementation of New Systems

                  We are in the process of implementing a new enterprise resource planning (“ERP”) system to replace our current ERP system. We may not be successful in implementing the new system, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource intensive. Any disruptions that may occur in the implementation of this new system or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our financial position and cash flows; as well as affect our ability to complete the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Disruptions to these systems could also adversely impact our ability to fulfill orders and interrupt other operational processes and could adversely affect our financial results.

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

Effects of Recent Accounting Pronouncements

          In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in our consolidated statement of operations. The recommended effective date of the proposed standard is currently for fiscal years beginning after June 15, 2005. Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan. In addition the proposed standard may have a significant impact on our consolidated cash flows from operations (no impact to total consolidated cash flows)  as, under this proposed standard, we will be required to reclassify a portion of the tax benefit on the exercise of employee stock options from cash flows from operating activities to cash flows from financing activities.

          In March 2004, the Emerging Issues Task Force reached a consensus on recognition and measurement guidance previously discussed under EITF 03-1. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method.  In September  2004, the Financial  Accounting  Standards  Board  approved  the  issuance of a FASB Staff Position to delay the requirement to record  impairment  losses under EITF 03-1. The approved delay applies to all  securities  within the scope of EITF 03-1 and is expected to end when new  guidance is issued and comes into  effect. We do not believe that this consensus will have a material impact on its consolidated results of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at September 30, 2004. Actual results may differ materially.

          As of September 30, 2004, we had an investment portfolio of fixed income securities of $936 million, excluding those classified as cash and cash equivalents.  These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2004, the fair value of the portfolio would have declined by $2.4 million.

          As of September 30, 2004, we had net forward contracts to sell $148 million in foreign currency in order to hedge currency exposures (see Note 10 of the Notes to the Condensed Consolidated Financial Statements under “Derivative Instruments”).  If we had entered into these contracts on September 30, 2004, the U.S. dollar equivalent would be $145 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $40 million.  However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount.  Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Following is a summary of stock repurchases for the quarter ended September 30, 2004. (1)

Period	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2004 to July 31, 2004	292,500	$39.83	3,003,000
August 1, 2004 to August 31, 2004	965,000	$37.54	2,038,000
September 1, 2004 to September 30, 2004	780,000	$39.19	1,258,000

Total	2,037,500	$38.50

(1)

In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. This plan was entered in order to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans.  Since the inception of the repurchase program in 1997 through September 30, 2004 the Board of Directors had authorized KLA-Tencor to repurchase a total of 17.8 million shares, including 5 million shares authorized in October 2002.  All such shares remain as treasury shares.

(2)	All shares were purchased pursuant to the publicly announced plan.

ITEM 6.     EXHIBITS

10.10 2004 Equity Incentive Plan*(1)

31.1 Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

* Denotes a management contract, plan or arrangement

(1) Incorporated by reference to Appendix A of the Company’s Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 on September 9, 2004 (SEC File No.000-09992).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-TENCOR CORPORATION
(Registrant)

November 3, 2004	/s/ KENNETH L. SCHROEDER

(Date)	Kenneth L. Schroeder President and Chief Executive Officer (Principal Executive Officer)

November 3, 2004	/s/ JOHN H. KISPERT

(Date)	John H. Kispert Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

10.10	2004 Equity Incentive Plan*(1)

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

* Denotes a management contract, plan or arrangement

(1) Incorporated by reference to Appendix A of the Company’s Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 on September 9, 2004 (SEC File No.000-09992).