Form 10-Q
period 2004-12-31
KLA TENCOR CORP
filed 2005-02-03
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2004

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________to ________

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

          As of February 1, 2005 there were 196,546,791 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Unaudited)

KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	December 31, 2004	June 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$992,041	$802,678
Marketable securities	332,371	330,476
Accounts receivable, net	446,216	372,773
Inventories	350,915	337,414
Deferred income taxes	309,060	310,150
Other current assets	33,952	38,011

Total current assets	2,464,555	2,191,502
Land, property and equipment, net	397,720	376,052
Marketable securities	600,852	743,202
Other assets	302,539	228,423

Total assets	$3,765,666	$3,539,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,993	$63,991
Deferred system profit	268,159	284,813
Unearned revenue	64,775	57,318
Other current liabilities	541,763	505,507

Total current liabilities	918,690	911,629

Commitments and contingencies (Note 11)

Minority interest in subsidiary	$8,765	$—

Stockholders’ equity:
Common stock and capital in excess of par value	955,587	984,804
Deferred stock based compensation	(10,207)	—
Retained earnings	1,879,069	1,640,587
Accumulated other comprehensive income	13,762	2,159

Total stockholders’ equity	2,838,211	2,627,550

Total liabilities and stockholders’ equity	$3,765,666	$3,539,179

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,		Six months ended December 31,

(in thousands except per share data)	2004	2003	2004	2003

Revenues:
Product	$454,945	$264,824	$897,241	$514,969
Service	77,908	73,714	154,385	141,539

Total revenues	532,853	338,538	1,051,626	656,508

Costs and operating expenses:
Costs of revenues	217,735	156,369	433,204	311,910
Engineering, research and development	87,161	68,930	164,308	134,382
Selling, general and administrative	72,449	62,177	141,639	122,186

Total costs and operating expenses	377,345	287,476	739,151	568,478

Income from operations	155,508	51,062	312,475	88,030
Interest income and other, net	7,777	7,332	14,762	15,733

Income before income taxes and minority interest	163,285	58,394	327,237	103,763
Provision for income taxes	42,443	13,879	89,990	22,411

Income before minority interest	120,842	44,515	237,247	81,352
Minority interest	1,235	—	1,235	—

Net income	$122,077	$44,515	$238,482	$81,352

Net income per share:
Basic	$0.62	$0.23	$1.22	$0.42

Diluted	$0.61	$0.22	$1.19	$0.40

Weighted average number of shares:
Basic	195,681	194,872	195,976	193,751

Diluted	200,946	202,450	200,477	201,323

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended December 31,

(in thousands)	2004	2003

Cash flows from operating activities:
Net income	$238,482	$81,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,659	41,394
Non-cash stock based compensation	1,119	—
Minority interest	(1,235)	—
Net (gain) loss on sale of marketable securities and other investments	1,939	(7,513)
Changes in assets and liabilities:
Accounts receivable, net	(60,020)	(22,308)
Inventories	(11,354)	(29,557)
Other assets	(26,786)	(15,396)
Accounts payable	(20,767)	17,835
Deferred profit	(16,654)	(21,513)
Other current liabilities	30,100	18,947

Net cash provided by operating activities	171,483	63,241

Cash flows from investing activities:
Acquisitions of businesses, net of cash received	(44,628)	—
Purchase of land, property and equipment, net	(47,086)	(23,193)
Purchase of available-for-sale securities	(776,435)	(935,921)
Proceeds from sale of available-for-sale securities	690,732	756,146
Proceeds from maturity of available-for-sale securities	220,341	82,292

Net cash provided by (used in) investing activities	42,924	(120,676)

Cash flows from financing activities:
Issuance of common stock	70,876	111,565
Stock repurchases	(111,122)	(8,481)
Proceeds from sale of minority interest in subsidiary	10,000	—

Net cash provided by (used in) in financing activities	(30,246)	103,084

Effect of exchange rate changes on cash and cash equivalents	5,202	8,262

Net increase in cash and cash equivalents	189,363	53,911
Cash and cash equivalents at beginning of period	802,678	606,903

Cash and cash equivalents at end of period	$992,041	$660,814

Supplemental cash flow disclosures:
Income taxes paid, net	$80,917	$15,378

Interest paid	$501	$231

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

          The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests.  All significant intercompany balances and transactions have been eliminated.  The Company has included the results of operations of acquired companies from the date of acquisition. See Note 4 – “Business Combinations.”

          The results of operations for the three month and six month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2005.

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

          Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if KLA-Tencor had accounted for its employee stock purchase plan and employee stock options under the fair value method of SFAS No. 123.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the single option approach that assumes no expected dividends with the following weighted-average assumptions:

Three and six months ended December 31,	2004	2003

Stock option plan:
Expected stock price volatility	56.7%	65%-67%
Risk free interest rate	2.8%-4.3%	2.8%-3.3%
Expected life of options (in years)	5.5	5.4
Stock purchase plan:
Expected stock price volatility	41.9%	47%-51%
Risk free interest rate	2.2%-3.1%	1.2%-1.8%
Expected life of options (in years)	1-2	1-2

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

          For purposes of pro forma disclosures required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods using the straight-line method.  KLA-Tencor’s pro-forma information is as follows (in thousands except per share data):

	Three months ended December 31,		Six months ended December 31,

	2004	2003	2004	2003

Net income – as reported	$122,077	$44,515	$238,482	$81,352
Add:
Stock-based compensation expense included in reported net income, net of tax	705	—	705	—
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(21,782)	(24,284)	(42,235)	(46,851)

Net income – pro forma	$101,000	$20,231	$196,952	$34,501

Earnings per share:
As reported
Basic	$0.62	$0.23	$1.22	$0.42

Diluted	$0.61	$0.22	$1.19	$0.40

Pro forma
Basic	$0.52	$0.10	$1.00	$0.18

Diluted	$0.50	$0.10	$0.98	$0.17

Recent Accounting Pronouncements  In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for the Company beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 123(R) will have a material impact on the Company’s consolidated results of operations, financial position and statement of cash flows.  The Company is evaluating what transition method and what pricing model to select upon adoption.

          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for the Company for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006.  The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

          In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company has yet to complete its evaluation of the Foreign Earnings Repatriation Provision.  However, at this time it is not anticipated that the Provision will result in a material impact on the Company’s effective rate.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”.  SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges.  The provisions of SFAS No.151 are effective for the fiscal year beginning July 1, 2005.  The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-1. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method.  In September  2004, the Financial  Accounting  Standards  Board  approved  the  issuance of a FASB Staff Position to delay the requirement to record  impairment  losses under EITF 03-1. The approved delay applies to all  securities  within the scope of EITF 03-1. The Company will evaluate the impact of EITF 03-1 once the final guidance is issued.

NOTE 2 – BALANCE SHEET COMPONENTS

	(in thousands)	December 31, 2004	June 30, 2004

	Cash equivalents and marketable securities
	U.S. Treasuries	$110,168	$113,575
	Mortgage-backed securities	81,284	15,148
	Municipal bonds	1,477,878	1,400,884
	Corporate equity securities	1,105	1,105
	Money market bank deposits and other	108,244	212,307

		$1,778,679	$1,743,019

Less:	Cash equivalents	845,456	669,341
	Short-term marketable securities	332,371	330,476

	Long-term marketable securities	$600,852	$743,202

	Accounts receivable, net
	Accounts receivable, gross	$458,460	$385,171
	Allowance for doubtful accounts	(12,244)	(12,398)

		$446,216	$372,773

	Inventories, net
	Customer service parts	$115,185	$104,445
	Raw materials	51,923	68,994
	Work-in-process	79,549	85,461
	Demonstration equipment	81,312	58,912
	Finished goods	22,946	19,602

		$350,915	$337,414

(in thousands)	December 31, 2004	June 30, 2004

Property and equipment
Land	$84,053	$84,053
Buildings and improvements	154,895	149,813
Machinery and equipment	272,618	254,753
Office furniture and fixtures	41,763	41,251
Leasehold improvements	139,083	135,622
Construction in process	26,438	14,672

	718,850	680,164
Less: accumulated depreciation	(321,130)	(304,112)

	$397,720	$376,052

Other assets
Goodwill & other intangibles, net	$65,401	$20,621
Other long-term investments	138,223	110,287
Deferred tax assets – long-term	88,518	88,593
Other	10,397	8,922

	$302,539	$228,423

Other current liabilities
Warranty and retrofit	$57,900	$44,497
Compensation and benefits	226,834	224,191
Income taxes payable	161,281	146,632
Restructuring accrual	513	821
Other accrued expenses	95,235	89,366

	$541,763	$505,507

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

          The carrying value of goodwill was $52.3 million and $17.6 million as of December 31, 2004 and June 30, 2004, respectively, and was allocated to KLA-Tencor’s reporting units pursuant to SFAS No. 142.  In accordance with SFAS No. 142, KLA-Tencor completed its annual evaluation of the goodwill by reporting unit during the three months ended December 31 2004, and concluded that there was no impairment.

Other Intangible Assets

The components of other intangible assets as of December 31, 2004 (in thousands) were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Existing technology	$12,537	$1,679	$10,858
Patents	4,761	3,357	1,404
Trademark	1,225	496	729
Other	200	100	100

Total	$18,723	$5,632	$13,091

The components of other intangible assets as of June 30, 2004 (in thousands) were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Existing technology	$1,852	$992	$860
Patents	4,761	2,823	1,938
Trademark	625	417	208

Total	$7,238	$4,232	$3,006

          For the three month periods ended December 31, 2004 and 2003, amortization expense for other intangible assets was  $1.0 million and $0.4 million, respectively.  For the six month periods ended December 31, 2004 and 2003, amortization expense for other intangible assets was $1.4 million and $0.7 million, respectively.  Based on intangible assets recorded at December 31, 2004, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal year ending June 30:	Amount

2005 (remaining 6 months)	$1,867
2006	2,784
2007	1,953
2008	1,582
2009 and thereafter	4,905

Total	$13,091

NOTE 4 – BUSINESS COMBINATIONS

          All of the Company’s qualifying business combinations have been accounted for using the purchase method of accounting. Consideration includes the cash paid and the value of options assumed, less any cash acquired, and excludes contingent employee compensation payable in cash. The Company accounts for the intrinsic value of stock options assumed related to future services as deferred stock based compensation within stockholders’ equity.

          During the first half of fiscal year 2005, the Company completed the acquisition of the following three entities for net cash consideration of approximately $43.5 million.

Entity	Date Acquired	Business

Candela Instruments	October 2004	Laser-based surface inspection systems optimized for the data storage industry

Blue29 Corporation	October 2004	Electroless metal deposition

Inspex Incorporated	August 2004	Wafer inspection

           The acquisitions in the first half of fiscal year 2005 were entered into primarily to expand the Company’s product portfolio.

          The following table summarizes the estimated fair values of the net assets acquired at the date of the acquisitions (in thousands):

Amount

Cash	$4,653
Purchased in-process research & development	700
Existing technology	10,685
Trademarks	600
Other intangible assets	200
Other tangible assets and liabilities	(1,615)
Deferred stock based compensation	907
Goodwill	33,541

Net assets acquired	$49,671

Cash consideration	$48,181
Value of stock options assumed	1,490

Total consideration	$49,671

          In connection with certain business combinations and purchased technology transactions entered into prior to fiscal year 2005, KLA-Tencor was subject to $1.1 million contingent consideration based upon sales volume and the occurrence of other events.  The payment of the contingency in the quarter ended December 31, 2004 also resulted in an increase to goodwill.

          In connection with the acquisitions completed during the first half of fiscal year 2005, KLA-Tencor is subject to a $9.1 million contingent cash payment based on the continued employment of certain employees over two years.  The contingency will be accounted for as compensation expense over the contingent employment period.  None of this amount was paid at December 31, 2004.

           The fair value of the IPR&D and identified intangibles was determined using the income approach, which discounts expected future cash flows from projects to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. The company determined a discount rate for each project based on the relative risks inherent in the project’s development horizon, the estimated costs of development, and the level of technological change in the project and the industry, among other factors.  The Company began amortizing the acquired identified intangibles over their useful life of six months to seven years.

          The deferred stock based compensation recognized in connection with these business combinations is being amortized over the period earned. Amortization of deferred stock-based compensation was $540,000 during the first half of fiscal year 2004.

          During the quarter ended December 31, 2004, KLA-Tencor acquired the remaining equity outstanding of Blue29, its variable interest entity consolidated after adoption of FIN46(R).  Subsequently, KLA-Tencor transferred the assets of Blue29 to a limited liability corporation in which a third party acquired a minority interest for total proceeds of $10.0 million.

          Pro-forma earnings information has not been presented because the effect of these acquisitions was not material either on an individual or an aggregate basis.

NOTE 5 – NONRECURRING RESTRUCTURING AND OTHER COSTS

          There were no restructuring actions during fiscal year 2004 or the first six months of fiscal year 2005.  The Company’s  restructuring  activities are disclosed in Note 3 of  Notes to Consolidated  Financial  Statements  included  in  Item  8 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.  As of June 30, 2004, the remaining accrual balance was $821,000.  During the three months and six months ended December 30, 2004, the Company made lease payments of $157,000 and $308,000, respectively, related to the exited facilities.  As of December 31, 2004, the remaining accrual balance of $513,000 is related to lease payments on facilities exited prior to fiscal year 2004 and is expected to be paid by the end of fiscal year 2006. This remaining accrual is included in the condensed consolidated balance sheets under the caption of other current liabilities.

NOTE 6 – EARNINGS PER SHARE

          Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by using the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued.  The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method.  Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options and restricted stock.  Additionally, the exercise of employee stock options and the vesting of restricted stock can result in a greater dilutive effect on earnings per share.

          The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended December 31,		Six months ended December 31,

	2004	2003	2004	2003

Numerator:
Net Income	$122,077	$44,515	$238,482	$81,352

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	195,681	194,872	195,976	193,751
Effect of dilutive options and restricted stock	5,265	7,578	4,501	7,572

Denominator for diluted earnings per share	200,946	202,450	200,477	201,323

Basic earnings per share	$0.62	$0.23	$1.22	$0.42

Diluted earnings per share	$0.61	$0.22	$1.19	$0.40

           Potentially dilutive securities, including stock options and restricted stock that were excluded from the computation of diluted earnings per share for the above periods because their effect would have been anti-dilutive were as follows (in thousands except price data):

	Three months ended December 31,		Six months ended December 31,

	2004	2003	2004	2003

Number of shares	7,682	213	9,837	245

Price range	$ 45.16 - $ 68.00	$ 57.63 - $ 68.00	$ 44.13 - $ 68.00	$ 56.31 - $ 68.00

NOTE 7 – RESTRICTED STOCK

          During the second quarter of fiscal year 2005, the Company’s Board of Directors approved the grant of 256,110 shares of restricted stock to selected members of the Company’s senior management.  These restricted stock units generally vest in two equal installments on the fourth and fifth anniversaries of the date of grant.  The Company recorded the $10.4 million value of this restricted stock grant as a component of stockholders’ equity and will amortize that amount over the service period.  The value of the restricted stock award was based on the closing market price of the Company’s common stock of $40.68 on the date of award.  Amortization expense for this award for the three months ended December 31, 2004 was $579,000 and is included in selling, general and administrative expense.  These restricted stock units were included in the calculation of diluted earnings per share utilizing the treasury stock method.

NOTE 8 – STOCK REPURCHASE PROGRAM

          The Company adopted a plan to repurchase shares of its Common Stock in the open market for the purpose of partially offsetting dilution created by employee stock options and stock purchase plans.  Share repurchases for the three months and six months ended December 31, 2004 and 2003 were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,

	2004	2003	2004	2003

Number of shares of common stock repurchased	775	119	2,813	151

Total cost of repurchase	$34,068	$6,701	$112,514	$8,402

          As of December 31, 2004, the unsettled amount of $1.4 million is included in the condensed consolidated balance sheet under the caption of other current liabilities.

NOTE 9 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,

	2004	2003	2004	2003

Net Income	$122,077	$44,515	$238,482	$81,352

Other comprehensive income (loss):
Currency translation adjustments	15,962	6,566	15,294	11,647
Gain (loss) on cash flow hedging instruments, net	(10,733)	(2,549)	(6,533)	(7,241)
Unrealized gains (losses) on investments, net of taxes (benefits) of ($645) and $1,795 for the three and six months ended December 31, 2004 and ($2,003) and ($3,456) for the three and six month months ended December 31, 2003	(1,022)	(3,173)	2,842	(5,475)

Other comprehensive gain (loss)	$4,207	$844	$11,603	$(1,069)

Total comprehensive income	$126,284	$45,359	$250,085	$80,283

NOTE 10 – EMPLOYEE BENEFIT PLANS

          KLA-Tencor sponsors various retirement and pension plans, including defined contribution and defined benefit plans which cover most employees worldwide. Several of KLA-Tencor’s foreign subsidiaries have retirement plans for full time employees, some of which are defined benefit plans. KLA-Tencor does not sponsor defined benefit plans in the United States.

          Net periodic pension cost, determined in accordance with SFAS No. 87, for KLA-Tencor’s defined benefit retirement plans for the three months and six months ended December 31, 2004 and 2003 include the following components (in thousands):

	Three months ended December 31,		Six months ended December 31,

	2004	2003	2004	2003

Service Cost	$608	$547	$1,181	$1,069
Interest Cost	98	85	191	166
Expected Return on Assets	(37)	(33)	(72)	(65)
Amortization of Net Transitional Obligation	65	63	127	122
Amortization of Net Gain	17	24	34	47

Net periodic pension cost	$751	$686	$1,461	$1,339

          KLA-Tencor contributed $160,000 and $308,000 to its foreign subsidiary defined benefit pension plans for the three months and six months ended December 31, 2004, respectively, and expects to contribute $341,000 during the remainder of fiscal year 2005.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Factoring

          KLA-Tencor has agreements with four banking institutions to sell certain of its trade receivables and promissory notes from customers without recourse.  During the three months ended December 31, 2004 and 2003, approximately $33.5 million and $27.6 million of receivables were sold under these arrangements, respectively.  During the six months ended December 31, 2004 and 2003, approximately $55.1 million and $48.6 million of receivables were sold under these arrangements, respectively.  The total amount available under the facilities is the equivalent of $145.5 million based upon exchange rates as of December 31, 2004.    KLA-Tencor does not believe it is at risk for any material losses as a result of these agreements.

          In addition, from time to time KLA-Tencor will discount without recourse Letters of Credit (“LCs”) received from customers in payment of goods.  No LCs were sold during the three months ended December 31, 2004.  During the three months ended December 31, 2003, several LCs were sold with proceeds totaling $14.3 million.  Discounting fees were $128,000 for the three months ended December 31, 2003.  During the six months ended December 31, 2004 and 2003, several LCs were sold with proceeds totaling $10.0 million and $26.1 million.  Discounting fees were $44,000 and $188,000 for the six months ended December 31, 2004 and 2003, respectively.

Facilities

          KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, these facilities are not included on the Company’s condensed consolidated balance sheet.

          The following is a schedule of operating leases payments as of December 31, 2004 (in thousands):

Fiscal year ending June 30,	Amount

2005 (remaining 6 months)	$4,866
2006	6,905
2007	3,705
2008	3,112
2009	2,842
Thereafter	5,207

Total minimum lease payments	$26,637

Purchase Commitments

          KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply chain for key components.  KLA-Tencor’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties.  This forecast time-horizon can vary among different suppliers.  The Company’s open inventory purchase commitments were approximately $145.2 million as of December 31, 2004.

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

          The following table provides the changes in the product warranty accrual, as required by FIN 45 for the three and six months ended December 31, 2004 and 2003 (in thousands):

	Three months ended December 31,		Six months ended December 31,

	2004	2003	2004	2003

Beginning balance	$47,821	$30,292	$38,865	$33,226
Accruals for warranties issued during the period	17,238	10,031	30,407	17,757
Changes in liability related to pre-existing warranties	(5,812)	(1,909)	(4,759)	(4,568)
Settlements made during the period	(7,672)	(8,191)	(12,938)	(16,192)

Ending balance	$51,575	$30,223	$51,575	$30,223

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

          KLA-Tencor is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters.  Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters.  In each of these circumstances, payment by the Company is typically subject to the other party making a claim to and cooperating with the Company pursuant to the procedures specified in the particular contract.  This usually allows the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party.  Further, the Company’s obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate agreement with a refund to the other party), duration and/or amounts.  In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

          It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement.  Historically, payments made by the Company under these agreements did not have a material effect on its business, financial condition or results of operations.

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

NOTE 12 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets.  As a result, KLA-Tencor is exposed to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts to hedge against certain future movements in foreign exchange rates that affect certain foreign currency denominated sales and purchase transactions. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. At December 31, 2004, KLA-Tencor had foreign exchange forward contracts maturing throughout fiscal 2005 to sell and purchase $382.8 million and $175.8 million, respectively, in foreign currency, primarily Japanese Yen. At June 30, 2004, KLA-Tencor had foreign exchange forward contracts maturing throughout fiscal year 2005 to sell $334.1 million and purchase $227.2 million, in foreign currency, primarily Japanese yen.

NOTE 13 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

          The following is a summary of revenues by geographic region for three months and six months ended December 31, 2004 and 2003 (in thousands).

	Three months ended December 31,		Six months ended December 31,

	2004	2003	2004	2003

Revenue:
United States	$131,593	$77,211	$259,477	$139,125
Europe & Israel	63,702	63,980	121,912	122,804
Japan	101,747	94,871	178,347	162,028
Taiwan	115,787	48,906	235,261	80,639
Korea	40,037	17,755	65,944	80,979
Asia Pacific	79,987	35,815	190,685	70,933

Total	$532,853	$338,538	$1,051,626	$656,508

          Long-lived assets by geographic region as of December 31, 2004 and June 30, 2004 were as follows (in thousands):

	December 31, 2004	June 30, 2004

Long-lived assets:
United States	$382,756	$367,547
Europe & Israel	11,640	6,263
Japan	4,996	4,280
Taiwan	2,364	2,348
Korea	4,645	3,502
Asia Pacific	1,716	1,034

Total	$408,117	$384,974

          The following is a summary of revenues by major products for three months and six months ended December 31, 2004 and 2003 (as a percentage of total revenue).

	Three months ended December 31,		Six months ended December 31

	2004	2003	2004	2003

Revenue:
Defect inspection	67%	61%	66%	61%
Metrology	15%	15%	16%	15%
Service	14%	22%	14%	21%
Other	4%	2%	4%	3%

Total	100%	100%	100%	100%

          For each of the three months ended December 31, 2004 and 2003, one customer accounted for 11% of revenue.   For the six months ended December 31, 2004, one customer accounted for 11% of revenue.   For the six months ended December 31, 2003, two customers accounted for 12% and 10% of revenue, respectively.  As at December 31, 2004 two customers accounted for 13% and 10% of net accounts receivable.  As at June 30, 2004, one customer accounted for 10% of net accounts receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

           This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements included in or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These statements are generally accompanied by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “rely,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “forecast” or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements include, among others, those statements regarding forecasts of the future results of our operations;  orders for our products and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers; growth in the semiconductor industry, the semiconductor capital equipment industry and business; technological trends in the semiconductor industry; our future product offerings and product features, as well as the success and  market acceptance of new products; timing of shipment of backlog; the future of our product shipments and our product and service revenues; our future gross margins; the future of our selling, general and administrative expenses; international sales and operations; maintenance of our competitive advantage; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; the outcome of any litigation to which we are a party; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers;    sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

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

EXECUTIVE SUMMARY

          KLA-Tencor Corporation is the world’s leading supplier of process control and yield management solutions for the semiconductor and related microelectronics industries.  Our portfolio of products, software, analysis, services and expertise is designed to help integrated circuit manufacturers manage yield throughout the entire wafer fabrication process – from research and development to final mass production yield analysis.

          New system and service orders in the quarter ended December 31, 2004 were 6% lower than the same quarter last year.  New system and service orders in the six months ended December 31, 2004 were 19% higher than the same period in the prior fiscal year.  The changes in the levels of orders that we experience are generally due to the cyclical nature of the semiconductor industry, as well as demand for our product offerings.

          For the quarter ended December 31, 2004 our total revenues increased approximately 57% over the same quarter last year.  Product revenue increased by 72% while service revenue increased by 6% over the same quarter last year.  For the six months ended December 31, 2004 our total revenues increased approximately 60% over the same period last year.  Product revenue increased by 74% during the six months ended December 31, 2004 while service revenue increased by 9% over the same period last year.  The increase in our revenues is primarily driven by increased customer demand for our products.  The growth in revenue compared to the same period in the prior fiscal year is being driven by our customers’ needs to expand capacity, advance existing capacity to next-generation processes, increase the efficiency of existing production lines and overcome yield and reliability problems in next-generation pilot lines.

          Gross margin percentage for the quarter ended December 31, 2004 improved by 5 points compared to the same quarter in the prior year.  Gross margin percentage for the six months ended December 31, 2004 improved by 7 points compared to the same period in the prior year.    The main reason for the increase was the lower cost of building, installing and maintaining our products, combined with an increase in our revenues.

          For the quarter ended December 31, 2004, engineering, research and development (“R&D”) expenses were 26% higher compared to the same quarter in the prior year.  For the six months ended December 31, 2004, engineering, research and development (“R&D”) expenses were 22% higher compared to the same period in the prior year.    The increase in R&D expenses was due to the acquisitions completed during the first half of the fiscal year, and higher project material and labor costs as we focus on the development of new products and enhancements to existing products.

          Selling, general and administrative expenses increased 17% during the quarter ended December 31, 2004 compared to the same quarter in the prior year.  Selling, general and administrative expenses increased 16% during the six months ended December 31, 2004 compared to the same period in the prior year.  The increase in selling, general and administrative expenses was on account of an increase in customer application support, increased staffing and stock based compensation expense recorded during the quarter.

          During the six months ended December 31, 2004, we generated $171.5 million in cash flow from operations.  Cash, cash equivalents and marketable securities totaled $1.9 billion as of December 31, 2004.

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

Outlook

          Semiconductor industry analysts estimated a revenue growth rate in calendar year 2004 approaching 30% and is expected to slow to single-digit growth in calendar year 2005.  According to current industry estimates, semiconductor capital equipment sales grew almost 60% in calendar year 2004. New system and service orders, which are new orders net of cancellations, declined sequentially by approximately $50 million or 9% in the three months ended December 31, 2004, compared to the previous quarter due to the timing of certain orders combined with near-term weakness in demand for semiconductor capital equipment.  In the near term, the level of new system orders will depend significantly on the timing of system orders for major new and existing 300-mm fabs.

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

New system and service orders by region were as follows (in millions):

	Fiscal Quarter 2005		Fiscal Quarter 2004

	Second	First	Fourth	Third	Second	First

United States	$98	$107	$158	$192	$129	$71
Europe & Israel	53	79	81	70	75	21
Japan	157	123	138	92	128	80
Taiwan	66	90	167	97	89	96
Korea	57	91	27	74	21	23
Asia Pacific	48	39	36	74	66	49

Total orders	$479	$529	$607	$599	$508	$340

          Orders received in a particular quarter affect revenue recognized in subsequent quarters.  Net orders turn to revenue upon positive affirmation by the customer that the system has been installed and is operating according to predetermined specifications.  Our backlog for unshipped system orders as of December 31, 2004, was approximately $758 million, a majority of which we expect to ship over the next six to nine months. In addition, we have $612 million of SAB 104 deferred revenue that is related to products that have been delivered but are awaiting written acceptance from the customer.

RESULTS OF OPERATIONS

Revenues and Gross Margin

	Three months ended			Six months ended

(in millions)	December 31, 2004	September 30, 2004	December 31, 2003	December 31, 2004	December 31, 2003

Revenues:
Product	$455	$442	$265	$897	$515
Service	78	77	74	155	142

Total revenues	$533	$519	$339	$1,052	$657

Gross margin	$315	$303	$182	$618	$345
Percentage of total revenues	59%	58%	54%	59%	52%

Product revenues

          Product revenues increased $13 million or 3% to $455 million during the second quarter of fiscal year 2005 from $442 million during the first quarter of fiscal year 2005.  Product revenues increased $190 million or 72% to $455 million during the second quarter of fiscal year 2005 from $265 million during the same period in the previous fiscal year.  Product revenues increased by $382 million or 74% to $897 million during the six months ended December 31, 2004 from $515 million during the six months ended December 31, 2003.  Product revenue increases were primarily the result of fulfilling higher level of orders received in prior quarters as a result of increased capital spending by our customers.

          Total revenue recognized under conditions where we deviate from the need for a written acceptance by the customer were approximately 9.4%, 6.5% and 3.0% of total revenue for the three months ended December 31, 2004, September 30, 2004 and December 31, 2003, respectively, and 7.9% and 2.9% for the six months ended December 31, 2004 and 2003, respectively.  The increase in revenue exceptions resulted from an increase in multiple shipments of tools to the same customer fab location which have already met the required acceptance criteria.

          During each of the three months ended December 31, 2004, September 30, 2004 and December 31, 2003, one customer accounted for 11% of revenue.   For the six months ended December 31, 2004, one customer accounted for 11% of revenue.  For the six months ended December 31, 2003, two customers accounted for 12% and 10% of revenue, respectively.

Service revenues

          Service revenue is generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period.  Service revenues increased slightly by $1 million or 1% to $78 million during the second quarter of fiscal year 2005 from $77 million during the first quarter of fiscal year 2005.  Service revenues increased by $4 million or 5% to $78 million during the second quarter of fiscal year 2005 from $74 million during the same period in the previous fiscal year.  Service revenues increased by $13 million or 9% to $155 million during the six months ended December 31, 2004 from $142 million during the six months ended December 31, 2003.

          Service revenue increased as our installed base of equipment at customers’ sites continued to grow. The amount of service revenue generated is generally proportional to the number of post-warranty systems installed at our customers’ sites and the degree of utilization of those systems.

Revenues by region for the periods indicated were as follows (in millions):

	Three months ended						Six months ended

	December 31, 2004		September 30, 2004		December 31, 2003		December 31, 2004		December 31, 2003

United States	$131	25%	$128	25%	$77	23%	$259	25%	$139	21%
Europe & Israel	64	12%	58	11%	64	19%	122	12%	123	19%
Japan	102	19%	77	15%	95	28%	179	17%	162	25%
Taiwan	116	22%	119	23%	49	14%	235	22%	81	12%
Korea	40	7%	26	5%	18	5%	66	6%	81	12%
Asia Pacific	80	15%	111	21%	36	11%	191	18%	71	11%

Total	$533	100%	$519	100%	$339	100%	$1,052	100%	$657	100%

          International revenues were 75% of revenue during the three months ended December 31, 2004 and September 30, 2004, and 77% of revenue during the three months ended December 31, 2003.  International revenues were 75% and 79% of revenue during the six months ended December 31, 2004 and 2003, respectively.  A significant portion of our revenue continues to be generated overseas where a significant portion of the world’s semiconductor manufacturing capacity is located.

Gross margin

          Gross margin improved by 1 point to 59% during the second quarter of fiscal year 2005 from 58% during the first quarter of fiscal year 2005.  Gross margin improved by 5 points to 59% during the three months ended December 31, 2004 from 54% during the same period in the previous fiscal year.  Gross margin improved by 7 points to 59% during the six months ended December 31, 2004 from 52% during the same period in the previous fiscal year.  The improvement can be attributed to the lower cost of building, installing and maintaining our products, combined with an increase in our revenues.

In an environment where business volumes remain flat, product mix changes can have noticeable impact on gross margins. Additionally, gross margins might be adversely impacted if our production levels are reduced as a consequence of either industry slowdown, order cancellations or pushouts by our customers.

Engineering, Research and Development

	Three months ended			Six months ended

(in millions)	December 31, 2004	September 30, 2004	December 31, 2003	December 31, 2004	December 31, 2003

Net research and development (‘R&D’) expenses	$87	$77	$69	$164	$134
Percentage of total revenues	16%	15%	20%	16%	20%

          Net R&D expenses increased $10 million or 13% to $87 million during the second quarter of fiscal year 2005 from $77 million during the first quarter of fiscal year 2005.  Net R&D expenses increased $18 million or 26% to $87 million during the second quarter of fiscal year 2005 from $69 million during the same period in the previous fiscal year.  Net R&D expenses increased by $30 million or 22% to $164 million during the six months ended December 31, 2004 from $134 million during the six months ended December 31, 2003.

          The gross dollars for R&D investment were partially offset by $1.3 million and $2.8 million of external funding received during the three and six months ended December 31, 2004, respectively, for certain strategic development programs conducted with several of our customers and from government grants.

          The entities acquired during the first half of the fiscal year contributed $9 million of the increase in net R&D expenses compared to the same period in the prior year.  The increase in net R&D expenses during the three months and six months ended December 31, 2004 compared to the same periods in the prior year was primarily due to an increase in project material and labor costs as we focus on the development of new products and enhancements to existing products, and the consolidation of the results of operations of the entities acquired during the quarter.  The reduction in R&D expenses as a percentage of revenue compared to the prior fiscal year was driven by our continued focus on cost reduction initiatives and by the increase in revenues.  We expect our net R&D expenses to increase in absolute dollars as we accelerate our investments in critical programs focusing on new technologies and enhancements to existing products.

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

Selling, General and Administrative

	Three months ended			Six months ended

(in millions)	December 31, 2004	September 30, 2004	December 31, 2003	December 31, 2004	December 31, 2003

Selling, general and administrative (‘SG&A’) expenses	$72	$69	$62	$142	$122
Percentage of total revenues	14%	13%	18%	13%	19%

          SG&A expenses increased $3 million or 4% to $72 million during the second quarter of fiscal year 2005 from $69 million during the first quarter of fiscal year 2005.  SG&A expenses increased $10 million or 16% to $72 million during the second quarter of fiscal year 2005 from $62 million during the same period in the previous fiscal year.  SG&A expenses increased by $20 million or 16% to $142 million during the six months ended December 31, 2004 from $122 million during the six months ended December 31, 2003.

          The entities acquired during the first half of the fiscal year contributed $3 million of the increase in SG&A expenses compared to the same period in the prior year.  The increase in SG&A expenses compared to the prior fiscal year is due to an increase in customer application support, increased staffing,  stock based compensation expense and consolidating the results of operations of the entities acquired during the quarter.  The reduction in selling, general and administrative expenses as a percentage of revenue was driven by our continued focus on cost reduction initiatives and by the increase in revenues.  We expect our selling, general and administrative expenses to increase in absolute dollars as we build up our organization to meet increased customer demands.

Restructuring and Other Costs

          There were no restructuring actions during fiscal year 2004 or the first six months of fiscal year 2005.  Our  restructuring  activities are more fully disclosed in Note 3 of  Notes  to  Consolidated  Financial  Statements  included  in  Item  8 of our Annual Report on Form 10-K for the year ended June 30, 2004.  The annual estimated cost savings from the restructuring actions incurred prior to fiscal year 2004 was $9 million, of which $7 million related to workforce reductions and $2 million related to consolidation of facilities and was not expected to have a material effect on our cost of goods sold or operating expenses.  There were no material variances between the actual and anticipated costs of restructuring.  As of June 30, 2004, the remaining accrual balance was $821,000.  During the three and six months ended December 31, 2004, we made lease payments of $157,000 and $308,000, respectively, related to the exited facilities.  As of December 31, 2004, the remaining accrual balance of $513,000 is related to lease payments on facilities exited prior to fiscal year 2004 and is expected to be paid by the end of fiscal year 2006.

Interest Income and Other, Net

	Three months ended			Six months ended

(in millions)	December 31, 2004	September 30, 2004	December 31, 2003	December 31, 2004	December 31, 2003

Interest income and other, net	$8	$7	$7	$15	$16
Percentage of total revenues	1%	1%	2%	1%	2%

          Interest income and other, net is comprised primarily of interest income earned on the investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as income recognized upon settlement of certain foreign currency contracts.

Provision for Income Taxes

          Our effective tax rates for the three months and six months ended December 31, 2004 were approximately 26% and 27.5%, respectively.  The six month effective tax rate of 27.5% includes the reinstatement of the Federal R&D credit, which yielded a benefit of $12.6 million or approximately 2%.  This benefit was partially offset by an increase in our on-going effective tax rate from 27% to 27.5%, due primarily to a forecasted increase in pre-tax income for the current fiscal year.

          Our effective tax rates for the three and six months ended December 31, 2003 were 24% and 21.6%, respectively.  Our effective rates are higher in the current fiscal quarter and year-to-date period due primarily to higher estimates of pre-tax income for the current fiscal year over the prior fiscal year.

Equity  Incentive Program

          Our equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees (“Knowledge Employees”), and align stockholder and employee interests.  The equity incentive program consists of two plans: one under which non-employee directors may be granted options to purchase shares of our stock, and another in which non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Under our equity incentive program, stock options generally have a vesting period of five years, are exercisable for a period not to exceed ten years from the date of issuance and are generally granted at prices not less than the fair market value of our common stock at the grant date.  Restricted stock units may be granted with varying criteria such as time based or performance based vesting.  Substantially all of our employees that meet established performance goals and that qualify as Knowledge Employees participate in one of our main equity incentive plan.

The following table summarizes our equity compensation plans as of December 31, 2004:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)(2)

Equity compensation plans approved by stockholders	27,058,474	$36.15	11,784,954
Equity compensation plans not approved by stockholders	8,397,905	$38.12	—

Total	35,456,379	$36.61	11,784,954

(1)	This table excludes all awards of restricted stock units. There were 256,110 shares of restricted stock units issued under the 2004 Equity Incentive Plan as of December 31, 2004.
(2)

Any 2004 equity Incentive Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the plan as 1.8 shares for every one share subject thereto. Including the restricted stock units issued during the quarter ended December 31, 2004, and applying the 1.8 ratio as required by the 2004 Equity Incentive Plan, the number of shares remaining available for future issuance under our equity compensation plans was 11,784,954 shares as of December 31, 2004.

          On October 18, 2004, the Company’s shareholders approved the 2004 Equity Incentive Plan (the “Omnibus Plan”) which provides for the grant of options to purchase shares of the Company’s Common Stock, stock appreciation rights, restricted stock, performance shares, performance units and deferred stock units to our employees, consultants and members of our Board of Directors.  This new Plan replaces future grants under the 1982 Stock Option Plan and 2000 Nonstatutory Stock Option Plan and supplements the 1998 Outside Director Option Plan.  The shareholder approval included the creation of a reserve establishment of 11,000,000 shares of common stock for use under the plan and the ability to transfer up to an additional 1,500,000 shares of forfeited or expired stock under the 1982 Stock Option Plan and the 2000 Nonstatutory Plan.

          During the quarter, the following actions were taken with regard to the New Equity Incentive Plan: a) a reserve of 11,000,000 shares was established, b) 356,251 shares were added to the reserve from the 1982 Stock Option Plan and the 2000 Nonstatutory Plan due to forfeitures or expiration, c) the 1982 Stock Option Plan was terminated; as a result, 11,492,672 shares expired, and d) the 2000 Nonstatutory Plan was terminated; and, as a result, 3,181,178 shares expired.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Available For Grant		Awards Outstanding	Weighted- Average Price

Balances at June 30, 2002	6,144,818		30,089,707	$28.60
Additional shares reserved	13,280,928		—	—
Options granted	(4,922,001)		4,922,001	35.26
Options canceled/expired	2,415,973		(2,415,973)	35.16
Options exercised	—		(2,861,777)	20.94

Balances at June 30, 2003	16,919,718		29,733,958	$29.94
Additional shares reserved	5,751,033		—	—
Options granted	(6,298,343)		6,298,343	52.09
Options canceled/expired	978,478		(978,478)	38.66
Options exercised	—		(5,357,878)	25.74

Balances at June 30, 2004	17,350,886		29,695,945	$35.11
Additional shares reserved	17,259,854		—	—
Plan shares expired	(14,673,850)		—	—
Options granted	(8,788,733	) (1)	8,788,733	40.18
Restricted stock units granted(2)	(460,998)		—	—
Options canceled/expired	1,097,795		(1,097,795)	42.08
Options exercised	—		(1,930,504)	26.21

Balances at December 31, 2004	11,784,954		35,456,379	$36.61

(1)

Employees received options totaling 2,007,283 shares of common stock as an advance on their fiscal year 2006 focal option grants in the first fiscal quarter of 2005. The grant was equivalent to 50% of the employee’s fiscal year 2005 stock option grant. These advanced grant options vest on a six year schedule with 20% vesting after year two and the remaining option shares vesting 1/48th per month for the remainder of the vesting term.

(2)

Any 2004 equity  Incentive Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the plan as 1.8 shares for every one share subject thereto.

          During the second quarter of fiscal year 2005, our Board of Directors approved the grant of 256,110 shares of restricted stock to selected members of our senior management.  These restricted stock units generally vest in two equal installments on the fourth and fifth anniversaries of the date of grant.  We recorded the $10.4 million value of this restricted stock grant as a component of shareholders’ equity and will amortize that amount over the service period.  The value of the restricted stock unit award was based on the closing market price of our common stock of $40.68 on the date of award.  Amortization expense for this award for the three months ended December 31, 2004 was $579,000 and is included in selling, general and administrative expense.  These restricted stock units were included in the calculation of diluted earnings per share utilizing the treasury stock method.

LIQUIDITY AND CAPITAL RESOURCES

(in millions)	December 31, 2004	June 30, 2004	Change

Cash and cash equivalents	$992	$803	$189
Marketable securities, short-term	332	330	2
Marketable securities, long-term	601	743	(142)

Total cash, cash equivalents and marketable securities	$1,925	$1,876	$49

Percentage of total assets	51%	53%

	Six months ended

(in millions)	December 31, 2004	December 31, 2003

Cash provided by operating activities	$171	$63
Cash provided by (used in) investing activities	43	(120)
Cash provided by (used in) financing activities	(30)	103
Effect of exchange rate changes on cash and cash equivalents	5	8

Net increase (decrease) in cash and cash equivalents	$189	$54

          We have historically financed our operations through cash generated from operations.  Net cash provided by operating activities during the six months ended December 31, 2004 consisted primarily of $238 million provided by net income, adjusted for $37 million of non-cash depreciation and amortization, an increase in other current liabilities of $30 million and partially offset by an increase in net accounts receivable balances by $60 million, an increase in inventory balances by $11 million, an increase in other asset balances by $27 million, a decrease in accounts payable balances by $21 million  and a decrease in deferred profit balances by $17 million.

          Net cash provided by investing activities during the six months ended December 31, 2004 consisted primarily of proceeds from the sale of marketable securities of $691 million, proceeds from the maturity of marketable securities of $220 million partially offset by purchases of marketable securities of $776 million, net purchases of property, plant and equipment of $47 million and acquisitions of business, net of cash received of $45 million.

          Net cash used in financing activities during the six months ended December 31, 2004 primarily consisted of stock repurchases of $111 million offset by proceeds from the issuance of common stock of $71 million and proceeds from the sale of a minority interest in a subsidiary of $10 million.

          The following is a schedule summarizing our significant operating lease commitments as of December 31, 2004 (in millions):

	Payments Due by Fiscal Year

	Total	2005(1)	2006	2007	2008	2009	Thereafter

Operating leases	$26.6	$4.9	$6.9	$3.7	$3.1	$2.8	$5.2

(1) Remaining 6 months

          Days sales outstanding based on shipments was 68 days, 64 days and 59 days for the quarters ended December 31, 2004, September 30, 2004 and December 31, 2003, respectively.

          We have agreements with four banking institutions to sell certain of our trade receivables and promissory notes from customers without recourse.  During the three months ended December 31, 2004 and 2003, approximately $34 million and $28 million of receivables were sold under these arrangements, respectively.  During the six months ended December 31, 2004 and 2003, approximately $55 million and $49 million of receivables were sold under these arrangements, respectively.  The total amount available under the facility is the equivalent of $146 million based upon exchange rates as of December 31, 2004.  We do not believe that we are at risk for any material losses as a result of these agreements.

          In addition, from time to time we will discount without recourse, Letters of Credit (“LCs”) received from customers in payment of goods.  No LCs were sold during the three months ended December 31, 2004.  During the three months ended December 31, 2003, several LCs were sold with proceeds totaling $14 million.  Discounting fees were $128,000 for the three months ended December 31, 2003.  During the six months ended December 31, 2004 and 2003, several LCs were sold with proceeds totaling $10 million and $26 million.  Discounting fees were $44,000 and $188,000 for the six months ended December 31, 2004 and 2003, respectively.

          We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components.  Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties.  This forecast time-horizon can vary among different suppliers.  We estimate our open inventory purchase commitment as of December 31, 2004 to be approximately $145 million.

          Working capital increased to $1.6 billion as of December 31, 2004, compared to $1.3 billion at June 30, 2004. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries.  Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

CRITICAL ACCOUNTING ESTIMATES

          The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our critical accounting estimates as described in Item 7,

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.   For the six months ended December 31, 2004, there were no changes to these critical accounting estimates.

FACTORS AFFECTING RESULTS, INCLUDING RISKS AND UNCERTAINTIES

Fluctuations in Operating Results and Stock Price

          Our operating results and stock price have varied widely in the past, and our future operating results will continue to be subject to quarterly variations based upon numerous factors, including those listed in this section and throughout this Quarterly Report on Form 10-Q.  Our stock price will continue to be subject to daily variations as well.  In addition, our future operating results and stock price may not follow any past trends. We believe the factors that could make our results fluctuate and difficult to predict include:

•	our ability to successfully implement new systems;
•	the cyclical nature of the semiconductor industry;
•	global economic uncertainty;
•	changing international economic conditions;
•	competitive pressure;
•	our ability to develop and implement new technologies and introduce new products;
•	our ability to comply with internal controls evaluations and attestation requirements;
•	our customers’ acceptance and adoption of our new products and technologies;
•	our ability to maintain supply of key components;
•	our ability to manage our manufacturing requirements;
•	our reliance on services provided by third parties;
•	our ability to protect our intellectual property;
•	our ability to attract, retain, and replace key employees;
•	our ability to manage risks associated with acquisitions;
•	litigation;
•	worldwide political instability;
•	recently enacted and proposed changes in securities laws and regulations;
•	earthquake and other uninsured risks;
•	future changes in accounting and tax standards or practices;
•	changing regulatory environment;
•	our exposure to fluctuations in foreign currency exchange rates; and
•	our ability to guard against computer viruses

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

Implementation of New Systems

          We are in the process of implementing a new enterprise resource planning (“ERP”) system to replace our current ERP system. We may not be successful in implementing the new system, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource intensive. Any disruptions that may occur in the implementation of this new system or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our financial position and cash flows; as well as affect our ability to complete the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.  System failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect our financial results.  If we encounter unforeseen problems with regard to system operations or the implementation of the ERP system, we could be materially adversely affected.

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

Global Economic Uncertainty

          Our business is ultimately driven by the global demand for electronic devices by consumers and businesses.  The picture of end-user demand has been mixed over the last few months and visibility has been reduced as a result of high oil prices, the continued threat of terrorist activities and political instability in certain regions of the world. A protracted global economic slowdown may adversely affect our business and results of operations.

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

          Managing global operations and sites located throughout the world presents challenges associated with, among other things, cultural diversity and organizational alignment.  Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period.  Periodic local or international economic downturns, trade balance issues, political instability or terrorism in regions where we have operations along with fluctuations in interest and currency exchange rates could negatively affect our business and results of operations.   Although we attempt to manage near-term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate.

Competition

          Our industry includes large manufacturers with substantial resources to support customers worldwide.  Our future performance depends, in part, upon our ability to continue to compete successfully worldwide.  Some of our competitors are diversified companies with greater financial resources and more extensive research, engineering, manufacturing, marketing and customer service and support capabilities than us.  We face competition from companies whose strategy is to provide a broad array of products and services, some of which compete with the products and service that we offer.  These competitors may bundle their products in a manner that may discourage customers from purchasing our products.  In addition, we face competition from smaller emerging semiconductor equipment companies whose strategy is to provide a portion of the products and services, similar to what we offer, using innovative technology to sell products into specialized markets.  Loss of competitive position could negatively affect our prices, customer orders, revenue, gross margins, and market share, any of which would negatively affect our operating results and financial condition. Our failure to compete successfully with these other companies would seriously harm our business.

Technological Change and Customer Requirements

          Success in the semiconductor equipment industry depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions.  For example, in the current semiconductor industry, the size of semiconductor devices continues to shrink, there is a transition to copper and other new materials, and a transition to new 300-millimeter fabs.  While we expect these trends will increase our customers’ reliance on our diagnostic products, we cannot ensure that they will directly improve our business.  These and other evolving customer needs require us to respond with continued development programs and to cut back or discontinue older programs, which may no longer have industry-wide support.  Technical innovations are inherently complex and require long development cycles and appropriate staffing of highly qualified employees.  Our competitive advantage and future business success depend on our ability to accurately predict evolving industry standards, to develop and introduce new products which successfully address changing customer needs, to win market acceptance of these new products and to manufacture these new products in a timely and cost-effective manner. If we do not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, our business could be seriously harmed.

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

Our independent registered public accounting firm’s ability to attest on the adequacy of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

          The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on  internal controls over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal controls over financial reporting. In addition, the Company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending June 30, 2005. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules and/or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

Reliance on services provided by third parties

          We outsource  a number of services including our transportation and logistics management of spare parts to domestic and overseas third party service providers.  While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered.  It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, or our ability to quickly respond to changing market conditions.  Disruptions or delays at our third-party service providers due to events such as regional economic, business, environmental, political, informational technology system failures, or military actions could adversely impact our operations and our ability to ship products, manage our product inventory and record and report financial and management information on a timely and accurate basis.

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

Terrorism and Political Instability

The threat of terrorism targeted at the regions of the world in which we do business, including the United States, increases the uncertainty in our markets and may delay any recovery in the general economy. Any delay in the recovery of the economy and the semiconductor industry could adversely affect our business. Increased international political instability, as demonstrated by the September 2001 terrorist attacks, disruption in air transportation and further enhanced security measures as a result of the terrorist attacks, and the continuing instability in the Middle East, may hinder our ability to do business and may increase our costs of operations.  Such continuing instability could cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate.  This same instability could have the same effects on our suppliers and their ability to timely deliver their products.  If this international political instability continues or increases, our business and results of operations could be harmed.  We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

Recently enacted and proposed changes in securities laws and regulations

          Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. The Sarbanes- Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In particular, we expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal controls. In addition, The Nasdaq National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

Earthquake and Other Uninsured Risks

          We purchase insurance to help mitigate the economic impact of certain insurable risks, however, certain other risks are uninsurable or are insurable only at significant costs and cannot be mitigated with insurance.  An earthquake could significantly disrupt our manufacturing operations, most of which are conducted in California.  It could also significantly delay our research and engineering effort on new products, most of which is also conducted in California.  We take steps to minimize the damage that would be caused by an earthquake, but there is no certainty that our efforts will prove successful in the event of an earthquake.  We self insure earthquake risks because we believe this is the prudent financial decision based on our large cash reserves and the high cost and limited coverage available in the earthquake insurance market.  Certain other risks are also self insured either based on a similar cost benefit analysis, or based on the unavailability of insurance.  If one or more of the uninsured events occurs, we could suffer major financial loss.

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

          For example, the adoption of SFAS No. 123(R) which would require us to measure all employee stock-based compensation awards using a fair value method beginning in fiscal year 2006 and record such expense in our consolidated financial statements will have a material impact on our consolidated financial statements as reported under generally accepted accounting principles in the United States.

Exposure to various risks related to the regulatory environment.

          We are subject to various risks related to new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries in which we operate and with which we must comply.

Exposure to fluctuations in foreign currency exchange rates

          We have some exposure to fluctuations in foreign currency exchange rates.  We have international subsidiaries that operate and sell our products globally. We routinely hedge these exposures in an effort to minimize the impact of currency fluctuations. However, we may still be adversely affected by changes in foreign currency exchange rates or declining economic conditions in these countries.

Computer viruses may disrupt our operations

          Despite our implementation of network security measures, our tools and servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems and tools located at customer sites. Any such event could have an adverse effect on our business, operating results, and financial condition.

Effects of Recent Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for us beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 123(R) will have a material impact on the our consolidated results of operations,  financial position, and statement of cash flows.  The Company is evaluating what transition method and what pricing model to select upon adoption.

          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for us for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006.  The adoption of SFAS No. 153 is not expected to have a material effect on the our consolidated financial position or results of operations.

          In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company has yet to complete its evaluation of the Foreign Earnings Repatriation Provision.  However, at this time it is not anticipated that the Provision will result in a material impact on the Company’s effective rate.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”.  SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges.  The provisions of SFAS No.151 are effective for the fiscal year beginning July 1, 2005.  The adoption of SFAS No. 151 is not expected to have a material impact on the our consolidated financial position, results of operations and cash flows.

          In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-1. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method.  In September  2004, the Financial  Accounting  Standards  Board  approved  the  issuance of a FASB Staff Position to delay the requirement to record  impairment  losses under EITF 03-1. The approved delay applies to all  securities  within the scope of EITF 03-1.  The Company will evaluate the impact of EITF 03-1 once the final guidance is issued.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 31, 2004. Actual results may differ materially.

          As of December 31, 2004, we had an investment portfolio of fixed income securities of $932 million, excluding those classified as cash and cash equivalents.  These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2004, the fair value of the portfolio would have declined by $3.2 million.

          As of December 31, 2004, we had net forward contracts to sell $207.0 million in foreign currency in order to hedge currency exposures (see Note 12 of the Notes to the Condensed Consolidated Financial Statements under “Derivative Instruments”).  If we had entered into these contracts on December 31, 2004, the U.S. dollar equivalent would be $213.7 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $45.2 million.  However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount.  Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

          We conducted an evaluation of the effectiveness of the design and operation of our  disclosure controls and procedures  (Disclosure Controls) as of the end of the period covered by this Quarterly Report.  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).  Based on this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

          Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Implementation of Enterprise Resource Planning System

          We are in the process of implementing a new enterprise resource planning (“ERP”) system to replace our current ERP system.  Implementation of the new systems necessarily involves changes to our procedures for control over financial reporting. The new systems are subject to testing prior to and after the implementation date and are expected to function to as an important element of our disclosure controls to assist management to ensure information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Limitations on the Effectiveness of Controls

          The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

          Although we cannot predict the outcome of this claim, we do not believe that this legal matter will have a material adverse effect on our financial position.  Were an unfavorable ruling to occur, there exists the possibility of a material impact on our operating results for the period in which the ruling occurred and in future periods.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Following is a summary of stock repurchases for the quarter ended December 31, 2004.(1)

Period	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)

October 1, 2004 to October 31, 2004	390,000	$42.12	868,000
November 1, 2004 to November 30, 2004	210,000	$45.26	658,000
December 1, 2004 to December 31, 2004	175,000	$46.49	483,000

Total	775,000	$43.96

(1)

In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. This program was entered in order to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans.  Since the inception of the repurchase program in 1997 through December 31, 2004 the Board of Directors had authorized KLA-Tencor to repurchase a total of 17.8 million shares.  All such shares remain as treasury shares.

(2)	All shares were purchased pursuant to the program publicly announced in July 1997.
(3)	The stock repurchase program has no expiration date. We intend to continue making further purchases under the stock repurchase program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders of KLA-Tencor Corporation was held on October 18, 2004 at the Company’s offices in Milpitas, California.  Of the 196,247,543 shares of Common Stock outstanding as of August 23, 2004 (the record date), 173,822,169 shares (88.57%) were present or represented by proxy at the meeting.

1.	The table below presents the results of the election to the Company’s board of directors.

	Votes for	Votes Withheld

Edward W. Barnholt	166,780,301	7,041,868
Stephen P. Kaufman	161,452,113	12,370,056
Kenneth L. Schroeder	170,688,751	3,133,418

The terms of Edward W. Barnholt, Stephen P. Kaufman and Kenneth L. Schroeder as directors of the Company, continued after the meeting.

2.

The stockholders approved the Company’s 2004 Equity Incentive Plan, including approval of its material terms and performance goals for purposes of Internal Revenue Code Section 162(m); 116,236,662 votes for; 30,735,263 votes against; and 929,004 abstentions.

3.

The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ended June 30, 2005. This proposal received 161,039,407 votes for, 11,916,714 votes against and 866,048 abstentions.

ITEM 6.	EXHIBITS

31.1 Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-TENCOR CORPORATION
(Registrant)

February 3, 2005	/s/ KENNETH L. SCHROEDER

(Date)	Kenneth L. Schroeder
President and Chief Executive Officer
(Principal Executive Officer)

February 3, 2005	/s/ JOHN H. KISPERT

(Date)	John H. Kispert Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997

3.2	Certificate of Amendment of Amendment and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001

3.3	Bylaws, as amended November 17, 1998	S-8	No. 333-68415	3.2	December 4, 1998

4.1	Amended and Restated Rights Agreement dated as of August 25, 1996 between the Company and First National Bank of Boston, as Rights Agent. The Agreement includes the Form of Right Certificate as Exhibit A and the Summary of Terms of Rights as Exhibit B	8-A/A, Amendment No. 2	No. 0-9992	1	September 24, 1996

10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998

10.2	1997 Employee Stock Purchase Plan*	S-8	No. 333-45271	10.2	January 30, 1998

10.3	Tencor Instruments Amended and Restated 1993 Equity Incentive Plan	S-8	No. 333-22939	10.75	March 7, 1997

10.4	Restated 1982 Stock Option Plan, as amended November 18, 1996*	S-8	No. 333-22941	10.74	March 7, 1997

10.5	Excess Profit Stock Plan*	S-8	No. 333-60883	10.15	August 7, 1997

10.6	Form of KLA-Tencor Corporation Corporate Officers Retention Plan*	S-4	No. 333-23075	10.2	March 11, 1997

10.7	Form of Indemnification Agreement*	10-K	No. 000-09992	10.3	September 29, 1997

10.8	Livermore Land Purchase and Sale Agreement	10-K	No. 000-09992	10.16	September 28, 2000

10.9	Severance Agreement and General Release	10-K	No. 000-09992	10.9	August 30, 2004

10.10	2004 Equity Incentive Plan*	Proxy	No. 000-09992	Appendix A	September 9, 2004

10.11	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004

10.12	Blue29 Corporation 2003 Stock Incentive Plan*	S-8	No. 333-120218	10.1	November 4, 2004

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

* Denotes a management contract, plan or arrangement