Form 10-Q
period 2005-03-31
KLA TENCOR CORP
filed 2005-05-09
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

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

          As of May 5, 2005 there were 196,876,145 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Unaudited)

KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	March 31, 2005	June 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$806,161	$598,698
Marketable securities	1,302,183	534,456
Accounts receivable, net	445,227	372,773
Inventories	353,546	337,414
Deferred income taxes	312,042	310,150
Other current assets	48,485	38,011

Total current assets	3,267,644	2,191,502
Land, property and equipment, net	392,773	376,052
Marketable securities	—	743,202
Other assets	299,220	228,423

Total assets	$3,959,637	$3,539,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,389	$63,991
Deferred system profit	272,207	284,813
Unearned revenue	65,563	57,318
Other current liabilities	573,924	505,507

Total current liabilities	977,083	911,629

Commitments and contingencies (Note 11)
Minority interest in subsidiary	$7,676	$—
Stockholders’ equity:
Common stock and capital in excess of par value	964,237	984,804
Deferred stock based compensation	(9,843)	—
Retained earnings	2,002,232	1,640,587
Accumulated other comprehensive income	18,252	2,159

Total stockholders’ equity	2,974,878	2,627,550

Total liabilities and stockholders’ equity	$3,959,637	$3,539,179

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,

(in thousands except per share data)	2005	2004	2005	2004

Revenues:
Product	$463,171	$312,645	$1,360,412	$827,614
Service	78,440	77,127	232,825	218,666

Total revenues	541,611	389,772	1,593,237	1,046,280

Costs and operating expenses:
Costs of revenues	221,838	170,605	655,042	482,515
Engineering, research and development	88,812	69,149	253,120	203,531
Selling, general and administrative	76,114	62,265	217,753	184,451

Total costs and operating expenses	386,764	302,019	1,125,915	870,497

Income from operations	154,847	87,753	467,322	175,783
Interest income and other, net	7,292	4,909	22,054	20,642

Income before income taxes and minority interest	162,139	92,662	489,376	196,425
Provision for income taxes	40,065	26,480	130,055	48,891

Income before minority interest	122,074	66,182	359,321	147,534
Minority interest	1,089	—	2,324	—

Net income	$123,163	$66,182	$361,645	$147,534

Net income per share:
Basic	$0.63	$0.34	$1.84	$0.76

Diluted	$0.61	$0.33	$1.80	$0.73

Weighted average number of shares:
Basic	196,883	196,159	196,244	194,519

Diluted	202,329	203,150	201,058	201,952

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,

(in thousands)	2005	2004

Cash flows from operating activities:
Net income	$361,645	$147,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,398	61,668
Non-cash stock based compensation	1,917	—
Minority interest	(2,324)	—
Net (gain) loss on sale of marketable securities and other investments	3,360	(9,130)
Changes in assets and liabilities, net of effect of acquisitions of businesses:
Accounts receivable, net	(68,891)	(138,762)
Inventories	(13,985)	(51,530)
Other assets	(39,564)	(29,198)
Accounts payable	(15)	33,584
Deferred system profit	(12,606)	38,657
Other current liabilities	70,124	100,232

Net cash provided by operating activities	353,059	153,055

Cash flows from investing activities:
Acquisitions of businesses, net of cash received	(44,628)	—
Purchase of land, property and equipment, net	(54,331)	(37,898)
Purchase of available-for-sale securities	(1,761,617)	(1,571,137)
Proceeds from sale of available-for-sale securities	1,463,102	1,378,694
Proceeds from maturity of available-for-sale securities	264,857	116,291

Net cash used in investing activities	(132,617)	(114,050)

Cash flows from financing activities:
Issuance of common stock	103,304	141,259
Stock repurchases	(135,443)	(19,158)
Proceeds from sale of minority interest in subsidiary	10,000	—

Net cash provided by (used in) in financing activities	(22,139)	122,101

Effect of exchange rate changes on cash and cash equivalents	9,160	9,289

Net increase in cash and cash equivalents	207,463	170,395
Cash and cash equivalents at beginning of period	598,698	449,603

Cash and cash equivalents at end of period	$806,161	$619,998

Supplemental cash flow disclosures:
Income taxes paid, net	$121,426	$22,836

Interest paid	$717	$425

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

          The results of operations for the three month and nine month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2005.

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

	2005	2004

Stock option plan:
Expected stock price volatility	55.8%	64%-67%
Risk free interest rate	3.4%-4.5%	2.8%-3.9%
Expected life of options (in years)	5.5	5.4
Stock purchase plan:
Expected stock price volatility	34.2%	46%-51%
Risk free interest rate	3.1%-3.8%	1.2%-1.8%
Expected life of options (in years)	1-2	1-2

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

          For purposes of pro forma disclosures required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods using the straight-line method.  KLA-Tencor’s pro-forma information is as follows (in thousands except per share data):

	Three months ended March 31,		Nine months ended March 31,

	2005	2004	2005	2004

Net income – as reported	$123,163	$66,182	$361,645	$147,534
Add:
Stock-based compensation expense included in reported net income, net of tax	503	—	1,208	—
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(25,078)	(21,718)	(67,313)	(68,569)

Net income – pro forma	$98,588	$44,464	$295,540	$78,965

Earnings per share:
As reported
Basic	$0.63	$0.34	$1.84	$0.76

Diluted	$0.61	$0.33	$1.80	$0.73

Pro forma
Basic	$0.50	$0.23	$1.51	$0.41

Diluted	$0.49	$0.22	$1.47	$0.39

          Recent Accounting Pronouncements     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In March 2005, the SEC issued SAB 107, which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for the Company beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 123(R) will have a material impact on the Company’s consolidated results of operations, financial position and statement of cash flows.  The Company is evaluating what transition method and what pricing model to select upon adoption.

          In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of the Company’s fiscal 2006. The adoption of this Interpretation is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

NOTE 2 – BALANCE SHEET COMPONENTS

(in thousands)		March 31, 2005	June 30, 2004

Cash equivalents and marketable securities
	U.S. Treasuries	$152,703	$113,575
	Mortgage-backed securities	75,342	15,148
	Municipal bonds	1,527,425	1,400,884
	Corporate equity securities	15,641	1,105
	Money market bank deposits and other	194,035	212,307

		$1,965,146	$1,743,019

Less:	Cash equivalents	662,963	465,361
	Short-term marketable securities	1,302,183	534,456

	Long-term marketable securities	$—	$743,202

          Prior to the third fiscal quarter of 2005, the Company classified auction rate securities with reset dates of 90 days or less, as cash equivalents on the Consolidated Balance Sheets.  In the third fiscal quarter of 2005, the Company classified all auction rate securities as short-term investments.  To conform to the current year presentation, the Company reclassified $204.0 million of auction rate securities from cash equivalents to short-term investments as of June 30, 2004.  There was no impact on the Consolidated Statements of Operations as a result of the reclassification for the three months and nine months ended March 31, 2004.  The impact on the Consolidated Statement of Cash Flows was a decrease of $1.1 million in cash used in investing activities for the nine months ended March 31, 2004.

          Prior to the third fiscal quarter of 2005, the Company classified a portion of its available-for-sale securities as long-term investments.  During the quarter ended March 31, 2005, the Company made the determination that these investments will be available for use in current operations.  Therefore, as of March 31, 2005, the Company classified all available-for-sale securities as short-term investments or cash equivalents.

(in thousands)	March 31, 2005	June 30, 2004

Accounts receivable, net
Accounts receivable, gross	$457,443	$385,171
Allowance for doubtful accounts	(12,216)	(12,398)

	$445,227	$372,773

Inventories, net
Customer service parts	$112,960	$104,445
Raw materials	84,607	92,070
Work-in-process	64,070	69,497
Finished goods and demonstration equipment	91,909	71,402

	$353,546	$337,414

(in thousands)	March 31, 2005	June 30, 2004

Property and equipment
Land	$84,548	$84,053
Buildings and improvements	154,405	149,813
Machinery and equipment	345,449	306,309
Office furniture and fixtures	41,752	41,251
Leasehold improvements	139,412	135,622
Construction in process	5,889	14,672

	771,455	731,720
Less: accumulated depreciation	(378,682)	(355,668)

	$392,773	$376,052

Other assets
Goodwill & other intangibles, net	$64,380	$20,621
Long-term investments	137,166	110,287
Deferred tax assets – long-term	88,364	88,593
Other	9,310	8,922

	$299,220	$228,423

Other current liabilities
Warranty and retrofit	$56,165	$44,497
Compensation and benefits	247,187	224,191
Income taxes payable	170,236	146,632
Restructuring accrual	346	821
Other accrued expenses	99,990	89,366

	$573,924	$505,507

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

          The carrying value of goodwill was $52.3 million and $17.6 million as of March 31, 2005 and June 30, 2004, respectively, and was allocated to KLA-Tencor’s reporting units pursuant to SFAS No. 142.  In accordance with SFAS No. 142, KLA-Tencor completed its annual evaluation of the goodwill by reporting unit during the quarter ended December 31, 2004, and concluded that there was no impairment.   There have been no significant events or circumstances affecting the valuation of goodwill subsequent to our impairment test performed in the second quarter of fiscal year 2005.

Other Intangible Assets

The components of other intangible assets as of March 31, 2005 (in thousands) were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Existing technology	$12,537	$2,243	$10,294
Patents	4,761	3,623	1,138
Trademark	1,225	549	676
Other	200	200	—

Total	$18,723	$6,615	$12,108

The components of other intangible assets as of June 30, 2004 (in thousands) were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Existing technology	$1,852	$992	$860
Patents	4,761	2,823	1,938
Trademark	625	417	208

Total	$7,238	$4,232	$3,006

          For the three month periods ended March 31, 2005 and 2004, amortization expense for other intangible assets was $1.0 million and $0.4 million, respectively.  For the nine month periods ended March 31, 2005 and 2004, amortization expense for other intangible assets was $2.4 million and $1.1 million, respectively.  Based on intangible assets recorded at March 31, 2005, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal year ending June 30:	Amount

2005 (remaining 3 months)	$883
2006	2,784
2007	1,953
2008	1,582
2009 and thereafter	4,906

Total	$12,108

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

          During the first nine months of fiscal year 2005, the Company completed the acquisition of the following three businesses for net cash consideration of approximately $43.5 million primarily to expand the Company’s product portfolio.

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

          In connection with the acquisitions completed during the first nine months of fiscal year 2005, KLA-Tencor is subject to a $9.1 million contingent cash payment based on the continued employment of certain employees over two years.  The contingency is accounted for as compensation expense over the contingent employment period.  None of this amount was paid at March 31, 2005.

          The fair value of the purchased IPR&D and identified intangibles was determined using the income approach, which discounts expected future cash flows from projects to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. The company determined a discount rate for each project based on the relative risks inherent in the project’s development horizon, the estimated costs of development, and the level of technological change in the project and the industry, among other factors.  The Company began amortizing the acquired identified intangibles over their useful life of six months to seven years.

          The deferred stock based compensation recognized in connection with these business combinations is being amortized over the period earned. Amortization of deferred stock-based compensation was $50,000 and $591,000 during the three months and nine months ended March 31, 2005, respectively.

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

NOTE 5 – NONRECURRING RESTRUCTURING AND OTHER COSTS

          There were no restructuring actions during fiscal year 2004 or the first nine months of fiscal year 2005.  The Company’s  restructuring  activities are disclosed in Note 3 of  Notes to Consolidated  Financial  Statements  included  in  Item  8 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.  As of June 30, 2004, the remaining accrual balance was $821,000.  During the three months and nine months ended March 31, 2005, the Company made lease payments of $167,000 and $475,000, respectively, related to the exited facilities.  As of March 31, 2005, the remaining accrual balance of $346,000 is related to lease payments on facilities exited prior to fiscal year 2004 and is expected to be paid by the end of fiscal year 2006. This remaining accrual is included in the condensed consolidated balance sheets under the caption of other current liabilities.

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

          The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended March 31,		Nine months ended March 31,

	2005	2004	2005	2004

Numerator:
Net Income	$123,163	$66,182	$361,645	$147,534

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	196,883	196,159	196,244	194,519
Effect of dilutive options and restricted stock	5,446	6,991	4,814	7,433

Denominator for diluted earnings per share	202,329	203,150	201,058	201,952

Basic earnings per share	$0.63	$0.34	$1.84	$0.76

Diluted earnings per share	$0.61	$0.33	$1.80	$0.73

          Potentially dilutive securities that were excluded from the computation of diluted earnings per share for the above periods because their effect would have been anti-dilutive were as follows (in thousands except price data):

	Three months ended March 31,		Nine months ended March 31,

	2005	2004	2005	2004

Number of shares	5,677	1,112	9,921	538

Price range	$46.67-$68.00	$56.31 - $68.00	$43.99-$68.00	$56.31 - $68.00

          During the quarter ended March 31, 2005, the Company’s Board of Directors authorized a quarterly cash dividend of $0.12 per share with the first dividend payable on June 1, 2005 to shareholders of record as of May 2, 2005.

NOTE 7 – RESTRICTED STOCK

          During the three months and nine months ended March 31, 2005, the Company’s Board of Directors approved the grant of 10,000 and 266,110 shares of restricted stock to selected members of the Company’s senior management.  These restricted stock units generally vest in two equal installments on the fourth and fifth anniversaries of the date of grant.  The Company recorded the $10.9 million value of these restricted stock grants as a component of stockholders’ equity and will amortize that amount over the service period.  The value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award.  Amortization expense for these awards for the three months and nine months ended March 31, 2005 was $748,000 and $1.3 million respectively, and is included in selling, general and administrative expense.  These restricted stock units were included in the calculation of diluted earnings per share utilizing the treasury stock method.

NOTE 8 – STOCK REPURCHASE PROGRAM

          The Company adopted a plan to repurchase shares of its Common Stock in the open market for the purpose of partially offsetting dilution created by employee stock options and stock purchase plans.  Share repurchases for the three months and nine months ended March 31, 2005 and 2004 were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,

	2005	2004	2005	2004

Number of shares of common stock repurchased	533	210	3,346	361
Total cost of repurchase	$24,307	$11,017	$136,824	$19,420

          As of March 31, 2005, the unsettled amount of $1.4 million is included in the condensed consolidated balance sheet under the caption of other current liabilities.

          During the quarter ended March 31, 2005, the Company’s Board of Directors authorized the repurchase of an additional 10.0 million shares of common stock under the Company’s ongoing stock repurchase program.

NOTE 9 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,

	2005	2004	2005	2004

Net Income	$123,163	$66,182	$361,645	$147,534

Other comprehensive income (loss):
Currency translation adjustments	(5,452)	1,504	9,841	13,151
Gain (loss) on cash flow hedging instruments, net	8,795	2,798	2,262	(4,443)
Unrealized gains (losses) on investments, net of taxes (benefits) of $725 and $2,520 for the three and nine months ended March 31, 2005 and ($111) and ($3,567) for the three and nine month months ended March 31, 2004	1,149	(175)	3,990	(5,650)

Other comprehensive income	$4,492	$4,127	$16,093	$3,058

Total comprehensive income	$127,655	$70,309	$377,738	$150,592

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

          Net periodic pension cost, determined in accordance with SFAS No. 87, for KLA-Tencor’s defined benefit retirement plans for the three months and nine months ended March 31, 2005 and 2004 include the following components (in thousands):

	Three months ended March 31,		Nine months ended March 31,

	2005	2004	2005	2004

Service Cost	$611	$514	$1,791	$1,543
Interest Cost	99	81	290	243
Expected Return on Assets	(38)	(18)	(110)	(55)
Amortization of Net Transitional Obligation	65	70	192	210
Amortization of Net Gain	18	22	52	67

Net periodic pension cost	$755	$669	$2,215	$2,008

          KLA-Tencor contributed $369,000 and $677,000 to its foreign subsidiary defined benefit pension plans for the three months and nine months ended March 31, 2005, respectively, and expects to contribute $171,000 during the remainder of fiscal year 2005.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Factoring

          KLA-Tencor has agreements with financial institutions to sell certain of its trade receivables and promissory notes from customers without recourse.  During the three months ended March 31, 2005 and 2004, approximately $61.9 million and $37.2 million of receivables were sold under these arrangements, respectively.  During the nine months ended March 31, 2005 and 2004, approximately $172.0 million and $98.2 million of receivables were sold under these arrangements, respectively.  KLA-Tencor does not believe it is at risk for any material losses as a result of these agreements.

          In addition, from time to time KLA-Tencor will discount without recourse Letters of Credit (“LCs”) received from customers in payment of goods.  No LCs were sold during the three months ended March 31, 2005.  During the three months ended March 31, 2004, several LCs were sold with proceeds totaling $6.5 million.  Discounting fees were $12,000 for the three months ended March 31, 2004.  During the nine months ended March 31, 2005 and 2004, several LCs were sold with proceeds totaling $10.0 million and $32.6 million.  Discounting fees were $44,000 and $201,000 for the nine months ended March 31, 2005 and 2004, respectively.

Facilities

          KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, these facilities are not included on the Company’s condensed consolidated balance sheet.

          The following is a schedule of operating leases payments as of March 31, 2005 (in thousands):

Fiscal year ending June 30,	Amount

2005 (remaining 3 months)	$2,312
2006	7,173
2007	3,987
2008	3,193
2009	2,906
Thereafter	5,229

Total minimum lease payments	$24,800

Purchase Commitments

          KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply chain for key components.  KLA-Tencor’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties.  This forecast time-horizon can vary among different suppliers.  The Company’s open inventory purchase commitments were approximately $110.4 million as of March 31, 2005.  Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

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

          The following table provides the changes in the product warranty accrual, as required by FIN 45 for the three and nine months ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31,		Nine months ended March 31,

	2005	2004	2005	2004

Beginning balance	$51,575	$30,223	$38,865	$33,226
Accruals for warranties issued during the period	14,090	11,625	44,497	29,382
Changes in liability related to pre-existing warranties	(5,558)	(972)	(10,317)	(5,540)
Settlements made during the period	(9,640)	(6,591)	(22,578)	(22,783)

Ending balance	$50,467	$34,285	$50,467	34,285

          Subject to certain limitations, KLA-Tencor indemnifies its current and former officers and directors for certain events or occurrences.  Although the maximum potential amount of future payments KLA-Tencor could be required to make under these agreements is theoretically unlimited, based on prior experience, we believe the fair value of this liability is de minimus and no liability has been recorded.

          KLA-Tencor is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters.  Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters.  In each of these circumstances, payment by the Company is typically subject to the other party making a claim to and cooperating with the Company pursuant to the procedures specified in the particular contract.  This usually allows the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party.  Further, the Company’s obligations under these agreements may be limited in terms of amounts, activity (typically at the Company’s option to replace or correct the products or terminate agreement with a refund to the other party), and duration.  In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

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

          On October 11, 2000, ADE Corporation (“ADE”), a competitor, filed a patent infringement lawsuit against KLA-Tencor in the U.S. District Court in Delaware.  ADE claimed damages and sought an injunction under U.S. Patent No. 6,118,525 (“‘525 patent”).  The Company filed a counterclaim in the same court alleging that ADE has infringed four of the Company’s patents.  On October 22, 2001, the Company filed a separate action for declaratory judgment against ADE in the Northern District of California requesting a declaration that U.S. Patent No. 6,292,259 (“‘259 patent”) is invalid and not infringed.  That action was consolidated with the prior action in the Delaware proceeding and ADE amended its complaint in that proceeding to allege that the Company is infringing the ‘259 patent.   KLA-Tencor and ADE have reached final settlement of this litigation during the quarter ended March 31, 2005.  The terms of the settlement are confidential.  All of the litigation between ADE and KLA-Tencor is now dismissed. This legal matter did not have a material effect on the Company’s consolidated financial position or results of operations.

NOTE 12 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets.  As a result, KLA-Tencor is exposed to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts to hedge against certain future movements in foreign exchange rates that affect certain foreign currency denominated sales and purchase transactions. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. At March 31, 2005, KLA-Tencor had foreign exchange forward contracts maturing throughout fiscal 2005 to sell $425.3 million and purchase $96.3 million, in foreign currency, primarily Japanese Yen. At June 30, 2004, KLA-Tencor had foreign exchange forward contracts maturing throughout fiscal year 2005 to sell $334.1 million and purchase $227.2 million, in foreign currency, primarily Japanese yen.

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

          The following is a summary of revenues by geographic region for three months and nine months ended March 31, 2005 and 2004 (in thousands).

	Three months ended March 31,		Nine months ended March 31,

	2005	2004	2005	2004

Revenue:
United States	$139,674	$99,524	$399,151	$238,649
Europe & Israel	46,320	33,419	168,232	156,223
Japan	152,915	114,428	331,262	276,456
Taiwan	128,797	70,738	364,058	151,377
Korea	31,109	23,153	97,053	104,131
Asia Pacific	42,796	48,510	233,481	119,444

Total	$541,611	$389,772	$1,593,237	$1,046,280

          Long-lived assets by geographic region as of March 31, 2005 and June 30, 2004 were as follows (in thousands):

	March 31, 2005	June 30, 2004

Long-lived assets:
United States	$377,340	$367,547
Europe & Israel	10,872	6,263
Japan	4,702	4,280
Taiwan	2,245	2,348
Korea	4,862	3,502
Asia Pacific	2,062	1,034

Total	$402,083	$384,974

          The following is a summary of revenues by major products for three months and nine months ended March 31, 2005 and 2004 (as a percentage of total revenue).

	Three months ended March 31,		Nine months ended March 31,

	2005	2004	2005	2004

Revenue:
Defect inspection	63%	65%	65%	63%
Metrology	17%	14%	16%	15%
Service	14%	20%	14%	21%
Other	6%	1%	5%	1%

Total	100%	100%	100%	100%

          For the three months ended March 31, 2005, two customers accounted for 11% and 10% of revenue, respectively.   For the three months ended March 31, 2004, no single customer accounted for 10% of revenue.  For the nine months ended March 31, 2005 and 2004, one customer accounted for 11% and 10% of revenue, respectively.  As of March 31, 2005 and June 30, 2004 one customer accounted for 10% of net accounts receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

           This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements included in or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These statements are generally accompanied by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “rely,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “forecast” or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements include, among others, those statements regarding forecasts of the future results of our operations;  the percentage of process control of our customers’ spending; orders for our products and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and business; technological trends in the semiconductor industry;our future product offerings and product features, as well as the success and  market acceptance of new products; timing of shipment of backlog; the future of our product shipments and our product and service revenues; our future gross margins; the future of our selling, general and administrative expenses; international sales and operations; maintenance of our competitive advantage; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; the outcome of any litigation to which we are a party; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers;    sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

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

          New system and service orders in the quarter ended March 31, 2005 were 29% lower than the same quarter last year.  New system and service orders in the nine months ended March 31, 2005 remained flat compared to the same period in the prior fiscal year.  The changes in the levels of orders that we experience are generally due to the cyclical nature of the semiconductor industry, as well as demand for our product offerings.

          For the quarter ended March 31, 2005 our total revenues increased approximately 39% over the same quarter last year.  Product revenue increased by 48% while service revenue increased by 2% over the same quarter last year.  For the nine months ended March 31, 2005 our total revenues increased approximately 52% over the same period last year.  Product revenue increased by 64% during the nine months ended March 31, 2005 while service revenue increased by 6% over the same period last year.  The increase in our revenues is primarily driven by increased customer demand for our products.  The growth in revenue compared to the same period in the prior fiscal year is being driven by our customers’ needs to expand capacity, advance existing capacity to next-generation processes, increase the efficiency of existing production lines and overcome yield and reliability problems in next-generation pilot lines.

          Gross margin percentage for the quarter ended March 31, 2005 improved by 3 points compared to the same quarter in the prior year.  Gross margin percentage for the nine months ended March 31, 2005 improved by 5 points compared to the same period in the prior year.    The main reason for the increase was the lower cost of building, installing and maintaining our products, combined with an increase in our revenues.

          For the quarter ended March 31, 2005, engineering, research and development (“R&D”) expenses were 28% higher compared to the same quarter in the prior year.  For the nine months ended March 31, 2005, engineering, research and development (“R&D”) expenses were 24% higher compared to the same period in the prior year.    The increase in R&D expenses was due to the acquisitions completed during the first half of the fiscal year (as described in Note 4 to the consolidated financial statements), and higher project material and labor costs as we focus on the development of new products and enhancements to existing products.

          Selling, general and administrative expenses increased 22% during the quarter ended March 31, 2005 compared to the same quarter in the prior year.  Selling, general and administrative expenses increased 18% during the nine months ended March 31, 2005 compared to the same period in the prior year.  The increase in selling, general and administrative expenses resulted from an increase in customer application support, increased staffing and stock based compensation expense recorded during the quarter.

          During the nine months ended March 31, 2005, we generated $353 million in cash flow from operations.  Cash, cash equivalents and marketable securities totaled $2.1 billion as of March 31, 2005.

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

Outlook

          Analysts estimated the semiconductor industry revenue growth rate to approach 30% in calendar year 2004 and slow down to single-digit growth in calendar year 2005.  They also estimate that semiconductor capital equipment revenues grew about 60% in calendar year 2004; and expect semiconductor capital equipment revenues to decline by 5% in calendar year 2005. New system and service orders, which are new orders net of cancellations, declined sequentially by approximately $56 million or 12% in the three months ended March 31, 2005, compared to the previous quarter due to the timing of certain orders combined with near-term weakness in demand for semiconductor capital equipment.  In the near term, the level of new system orders will depend significantly on the timing of system orders for major new and existing 300-mm fabs.

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

New system and service orders by region were as follows (in millions):

	Fiscal Quarter 2005			Fiscal Quarter 2004

	Third	Second	First	Fourth	Third	Second	First

United States	$96	$98	$107	$158	$192	$129	$71
Europe & Israel	36	53	79	81	70	75	21
Japan	122	157	123	138	92	128	80
Taiwan	104	66	90	167	97	89	96
Korea	58	57	91	27	74	21	23
Asia Pacific	7	48	39	36	74	66	49

Total orders	$423	$479	$529	$607	$599	$508	$340

          Orders received in a particular quarter affect revenue recognized in subsequent quarters.  Net orders turn to revenue upon positive affirmation by the customer that the system has been installed and is operating according to predetermined specifications.  Our backlog for unshipped system orders as of March 31, 2005 was approximately $657 million, a majority of which we expect to ship over the next six to nine months. In addition, we have $593 million that is related to products that have been delivered but are awaiting written acceptance from the customer.

RESULTS OF OPERATIONS

Revenues and Gross Margin

	Three months ended			Nine months ended

(in millions)	March 31, 2005	December 31, 2004	March 31, 2004	March 31, 2005	March 31, 2004

Revenues:
Product	$463	$455	$313	$1,360	$828
Service	79	78	77	233	218

Total revenues	$542	$533	$390	$1,593	$1,046

Gross margin	$320	$315	$219	$938	$564
Gross margin percentage	59%	59%	56%	59%	54%

Product revenues

          Product revenues increased $8 million or 2% to $463 million during the third quarter of fiscal year 2005 from $455 million during the second quarter of fiscal year 2005.  Product revenues increased $150 million or 48% to $463 million during the third quarter of fiscal year 2005 from $313 million during the same period in the previous fiscal year.  Product revenues increased by $532 million or 64% to $1,360 million during the nine months ended March 31, 2005 from $828 million during the nine months ended March 31, 2004.  Product revenue increases were primarily the result of fulfilling higher level of orders received in prior quarters as a result of increased capital spending by our customers.

          Total revenue recognized under conditions where we deviate from the need for a written acceptance by the customer were approximately 6.0%, 9.9% and 5.2% of total revenue for the three months ended March 31, 2005, December 31, 2004 and March 31, 2004, respectively, and 7.4% and 3.8% for the nine months ended March 31, 2005 and 2004, respectively.  The increase in revenue exceptions resulted from an increase in multiple shipments of tools to the same customer fab location which have already met the required acceptance criteria.

          For the three months ended March 31, 2005, two customers accounted for 11% and 10% of revenue, respectively.   For the three months ended December 31, 2004, one customer accounted for 11% of revenue.  For the three months ended March 31, 2004, no single customer accounted for 10% of revenue.  For the nine months ended March 31, 2005 and 2004, one customer accounted for 11% and 10% of revenue, respectively.

Service revenues

           Service revenue is generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period.  Service revenues remained flat at approximately $78 million during the third quarter of fiscal year 2005 compared to the second quarter of fiscal year 2005 and the same period in the previous fiscal year.  Service revenues increased by $14 million or 6% to $233 million during the nine months ended March 31, 2005 from $218 million during the nine months ended March 31, 2004.  The amount of service revenue generated is generally proportional to the number of post-warranty systems installed at our customers’ sites and the degree of utilization of those systems.

Revenues by region

Revenues by region for the periods indicated were as follows (in millions):

	Three months ended						Nine months ended

	March 31, 2005		December 31, 2004		March 31, 2004		March 31, 2005		March 31, 2004

United States	$140	26%	$131	25%	$100	26%	$399	25%	$239	23%
Europe & Israel	46	8%	64	12%	33	8%	168	10%	156	15%
Japan	153	28%	102	19%	114	29%	331	21%	277	27%
Taiwan	129	24%	116	22%	71	18%	364	23%	151	14%
Korea	31	6%	40	7%	23	6%	97	6%	104	10%
Asia Pacific	43	8%	80	15%	49	13%	234	15%	119	11%

Total	$542	100%	$533	100%	$390	100%	$1,593	100%	$1,046	100%

          International revenues were 74% of revenue during the three months ended March 31, 2005, 75% of revenue during the three months ended December 31, 2004, and 74% of revenue during the three months ended March 31, 2004.  International revenues were 75% and 77% of revenue during the nine months ended March 31, 2005 and 2004, respectively.  A significant portion of our revenue continues to be generated overseas where a significant portion of the world’s semiconductor manufacturing capacity is located.

Gross margin

          Gross margin remained flat at 59% during the third quarter of fiscal year 2005 compared to the second quarter of fiscal year 2005.  Gross margin improved by 3 points to 59% during the three months ended March 31, 2005 from 56% during the same period in the previous fiscal year.  Gross margin improved by 5 points to 59% during the nine months ended March 31, 2005 from 54% during the same period in the previous fiscal year.  The improvement can be attributed to the lower cost of building, installing and maintaining our products, combined with an increase in our revenues.

In an environment where business volumes remain flat, product mix changes can have noticeable impact on gross margins. Additionally, gross margins might be adversely impacted if our production levels are reduced as a consequence of an industry slowdown, order cancellations or push-outs by our customers.

Engineering, Research and Development

	Three months ended			Nine months ended

(in millions)	March 31, 2005	December 31, 2004	March 31, 2004	March 31, 2005	March 31, 2004

Net research and development (‘R&D’) expenses	$89	$87	$69	$253	$204
Percentage of total revenues	16%	16%	18%	16%	19%

          Net R&D expenses increased $2 million or 2% to $89 million during the third quarter of fiscal year 2005 from $87 million during the second quarter of fiscal year 2005.  Net R&D expenses increased $20 million or 28% to $89 million during the third quarter of fiscal year 2005 from $69 million during the same period in the previous fiscal year.  Net R&D expenses increased by $49 million or 24% to $253 million during the nine months ended March 31, 2005 from $204 million during the nine months ended March 31, 2004.

          The gross dollars for R&D investment were partially offset by $2 million and $5 million of external funding received during the three and nine months ended March 31, 2005, respectively, for certain strategic development programs conducted with several of our customers and from government grants.

          The entities acquired during this fiscal year contributed $18 million of the increase in net R&D expenses for the nine months ended March 31, 2005 compared to the same period in the prior year.  The reduction in R&D expenses as a percentage of revenue compared to the prior fiscal year was driven by our continued focus on cost reduction initiatives and by the increase in revenues.  We expect our net R&D expenses to increase in absolute dollars as we accelerate our investments in critical programs focusing on new technologies and enhancements to existing products.

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

Selling, General and Administrative

	Three months ended			Nine months ended

(in millions)	March 31, 2005	December 31, 2004	March 31, 2004	March 31, 2005	March 31, 2004

Selling, general and administrative (‘SG&A’) expenses	$76	$72	$62	$218	$184
Percentage of total revenues	14%	14%	16%	14%	18%

          SG&A expenses increased $4 million or 5% to $76 million during the third quarter of fiscal year 2005 from $72 million during the second quarter of fiscal year 2005.  SG&A expenses increased $14 million or 22% to $76 million during the third quarter of fiscal year 2005 from $62 million during the same period in the previous fiscal year.  SG&A expenses increased by $34 million or 18% to $218 million during the nine months ended March 31, 2005 from $184 million during the nine months ended March 31, 2004.

          The increase in SG&A expenses compared to the prior fiscal year is due to an increase in customer application support, increased staffing, stock based compensation expense and consolidating the results of operations of the entities acquired during the quarter.  The entities acquired during this fiscal year contributed $6 million of the increase in SG&A expenses for the nine months ended March 31, 2005 compared to the same period in the prior year.  The reduction in selling, general and administrative expenses as a percentage of revenue was driven by our continued focus on cost reduction initiatives and by the increase in revenues.  We expect our selling, general and administrative expenses to increase in absolute dollars as we build up our organization to meet increased customer demands.

Restructuring and Other Costs

          There were no restructuring actions during fiscal year 2004 or the first nine months of fiscal year 2005.  Our  restructuring  activities are more fully disclosed in Note 3 of  Notes  to  Consolidated  Financial  Statements  included  in  Item  8 of our Annual Report on Form 10-K for the year ended June 30, 2004.  The annual estimated cost savings from the restructuring actions incurred prior to fiscal year 2004 was $9 million, of which $7 million related to workforce reductions and $2 million related to consolidation of facilities and was not expected to have a material effect on our cost of goods sold or operating expenses.  There were no material variances between the actual and anticipated costs of restructuring.  As of June 30, 2004, the remaining accrual balance was $821,000.  During the three and nine months ended March 31, 2005, we made lease payments of $167,000 and $475,000, respectively, related to the exited facilities.  As of March 31, 2005, the remaining accrual balance of $346,000 is related to lease payments on facilities exited prior to fiscal year 2004 and is expected to be paid by the end of fiscal year 2006.

Interest Income and Other, Net

	Three months ended			Nine months ended

(in millions)	March 31, 2005	December 31, 2004	March 31, 2004	March 31, 2005	March 31, 2004

Interest income and other, net	$7	$8	$5	$22	$21
Percentage of total revenues	1%	1%	1%	1%	2%

          Interest income and other, net is comprised primarily of interest income earned on the investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as income recognized upon settlement of certain foreign currency contracts.

Provision for Income Taxes

          Our effective tax rates for the three months and nine months ended March 31, 2005 were  24.7% and 26.6%, respectively.  The nine month effective tax rate of 26.6% includes the reinstatement of the Federal R&D credit, which yielded a benefit of $12.6 million or approximately 2%. The reduction in the tax rate for the current quarter is due to a true-up during the quarter of the fiscal year 2004 tax provision versus the fiscal 2004 federal tax return as completed during the current quarter.  Favorable variances between the return and the provision were recognized in the current quarter.

          Our effective tax rates for the three and nine months ended March 31, 2004 were 28.6% and 24.9%, respectively.  The fiscal 2005 year-to-date tax rate of 26.6% is higher than the prior fiscal year due primarily to higher estimates of pre-tax income for the current fiscal year which reduces the relative benefit of certain items such as tax exempt interest, R&D tax credits and the credit for foreign sales.

Equity Incentive Program

          Our equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees (“Knowledge Employees”), and align stockholder and employee interests.  The equity incentive program consists of two plans: one under which non-employee directors may be granted options to purchase shares of our stock, and another in which non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Under our equity incentive program, stock options generally have a vesting period of five years, are exercisable for a period not to exceed ten years from the date of issuance and are generally granted at prices not less than the fair market value of our common stock at the grant date.  Restricted stock units may be granted with varying criteria such as time based or performance based vesting.  Substantially all of our employees that meet established performance goals and that qualify as Knowledge Employees participate in our main equity incentive plan.

The following table summarizes our equity compensation plans as of March 31, 2005:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)(2)

Equity compensation plans approved by stockholders	26,105,381	$36.61	11,947,055
Equity compensation plans not approved by stockholders	7,936,728	$38.24	—

Total	34,042,109	$36.99	11,947,055

(1)	Amounts shown are for options granted only. There were 266,110 shares of restricted stock units issued under the 2004 Equity Incentive Plan as of March 31, 2005.
(2)

Any 2004 equity Incentive Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the plan as 1.8 shares for every one share subject thereto.  Including the restricted stock units issued during the quarter ended March 31, 2005, and applying the 1.8 ratio as required by the 2004 Equity Incentive Plan, the number of shares remaining available for future issuance under our equity compensation plans was 11,947,055 shares as of March 31, 2005.

          On October 18, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the “Omnibus Plan”) which provides for the grant of options to purchase shares of the Company’s Common Stock, stock appreciation rights, restricted stock, performance shares, performance units and deferred stock units to our employees, consultants and members of our Board of Directors.  This new Plan replaces future grants under the 1982 Stock Option Plan and 2000 Nonstatutory Stock Option Plan and supplements the 1998 Outside Director Option Plan.  The shareholder approval included the creation of a reserve establishment of 11,000,000 shares of common stock for use under the plan and the ability to transfer up to an additional 1,500,000 shares of forfeited or expired stock under the 1982 Stock Option Plan and the 2000 Nonstatutory Plan.

          During the nine months ended March 31, 2005, the following actions were taken with regard to the New Equity Incentive Plan: a) a reserve of 11,000,000 shares was established, b) 967,565 shares were added to the reserve from the 1982 Stock Option Plan and the 2000 Nonstatutory Plan due to forfeitures or expiration, c) the 1982 Stock Option Plan was terminated; as a result, 11,932,986 shares expired, and d) the 2000 Nonstatutory Plan was terminated; and, as a result, 3,350,660 shares expired.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Available For Grant		Awards Outstanding	Weighted Average Price

Balances at June 30, 2002	6,144,818		30,089,707	$28.60
Additional shares reserved	13,280,928		—	—
Options granted	(4,922,001)		4,922,001	35.26
Options canceled/expired	2,415,973		(2,415,973)	35.16
Options exercised	—		(2,861,777)	20.94

Balances at June 30, 2003	16,919,718		29,733,958	$29.94
Additional shares reserved	5,751,033		—	—
Options granted	(6,298,343)		6,298,343	52.09
Options canceled/expired	978,478		(978,478)	38.66
Options exercised	—		(5,357,878)	25.74

Balances at June 30, 2004	17,350,886		29,695,945	$35.11
Additional shares reserved	17,871,350		—	—
Plan shares expired	(15,283,646)		—	—
Options granted	(9,233,576	)(1)	9,233,576	40.36
Restricted stock units granted(2)	(478,998)		—	—
Options canceled/expired	1,721,039		(1,721,039)	41.82
Options exercised	—		(3,166,373)	26.32

Balances at March 31, 2005	11,947,055		34,042,109	$36.99

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

(2)

Any 2004 equity Incentive Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the plan as 1.8 shares for every one share subject thereto

          During the three months and nine months ended March 31, 2005, our Board of Directors approved the grant of 10,000 and 266,110 shares, respectively, of restricted stock units to selected members of our senior management.  These restricted stock units generally vest in two equal installments on the fourth and fifth anniversaries of the date of grant.  We recorded the $10.9 million value of these restricted stock unit grants as a component of shareholders’ equity and will amortize that amount over the service period.  The value of the restricted stock unit awards was based on the closing market price of our common stock on the date of award.  Amortization expense for these awards for the three months and nine months ended March 31, 2005 was $748,000 and $1.3 million, respectively, and is included in selling, general and administrative expense.  These restricted stock units were included in the calculation of diluted earnings per share utilizing the treasury stock method.

LIQUIDITY AND CAPITAL RESOURCES

(in millions)	March 31, 2005	June 30, 2004	Change

Cash and cash equivalents	$806	$599	$207
Marketable securities	1,302	1,277	25

Total cash, cash equivalents and marketable securities	$2,108	$1,876	$232

Percentage of total assets	53%	53%

	Nine months ended

(in millions)	March 31, 2005	March 31, 2004

Cash provided by operating activities	$353	$153
Cash used in investing activities	(133)	(114)
Cash provided by (used in) financing activities	(22)	122
Effect of exchange rate changes on cash and cash equivalents	9	9

Net increase in cash and cash equivalents	$207	$170

          We have historically financed our operations through cash generated from operations.  Net cash provided by operating activities during the nine months ended March 31, 2005 consisted primarily of $362 million provided by net income, adjusted for $53 million of non-cash depreciation and amortization, an increase in other current liabilities of $70 million and partially offset by an increase in net accounts receivable balances by $69 million, an increase in inventory balances by $14 million, an increase in other asset balances by $40 million and a decrease in deferred profit balances by $13 million.

          Net cash provided by investing activities during the nine months ended March 31, 2005 consisted primarily of proceeds from the sale of marketable securities of $1.5 billion, proceeds from the maturity of marketable securities of $265 million partially offset by purchases of marketable securities of $1.8 billion, net purchases of property, plant and equipment of $54 million and acquisitions of business, net of cash received of $45 million.

          Net cash used in financing activities during the nine months ended March 31, 2005 primarily consisted of stock repurchases of $135 million offset by proceeds from the issuance of common stock of $103 million and proceeds from the sale of a minority interest in a subsidiary of $10 million.

          The following is a schedule summarizing our significant operating lease commitments as of March 31, 2005 (in millions):

	Payments Due by Fiscal Year

	Total	2005(1)	2006	2007	2008	2009	Thereafter

Operating leases	$24.8	$2.3	$7.2	$4.0	$3.2	$2.9	$5.2

(1) Remaining 3 months

          We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse.  During the three months ended March 31, 2005 and 2004, approximately $62 million and $37 million of receivables were sold under these arrangements, respectively.  During the nine months ended March 31, 2005 and 2004, approximately $172 million and $98 million of receivables were sold under these arrangements, respectively.  We do not believe that we are at risk for any material losses as a result of these agreements.

          In addition, from time to time we will discount without recourse, Letters of Credit (“LCs”) received from customers in payment of goods.  No LCs were sold during the three months ended March 31, 2005.  During the three months ended March 31, 2004, several LCs were sold with proceeds totaling $7 million.  Discounting fees were $12,000 for the three months ended March 31, 2004.  During the nine months ended March 31, 2005 and 2004, several LCs were sold with proceeds totaling $10 million and $33 million.  Discounting fees were $44,000 and $201,000 for the nine months ended March 31, 2005 and 2004, respectively.

          We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components.  Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties.  This forecast time-horizon can vary among different suppliers.  We estimate our open inventory purchase commitment as of March 31, 2005 to be approximately $110 million.  Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

          During the quarter ended March 31, 2005, our Board of Directors approved the initiation of a quarterly cash dividend and declared a dividend of 12 cents per share of our outstanding common stock, payable on June 1, 2005 to our stockholders of record on May 2, 2005.  The total amount of dividend payable during the fourth quarter of fiscal year 2005 is approximately $24 million.

          During the quarter ended March 31, 2005, our Board of Directors also authorized the repurchase of an additional ten million shares of common stock under our ongoing stock repurchase program.

          Working capital increased to $2.3 billion as of March 31, 2005, compared to $1.3 billion at June 30, 2004. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries.  Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

CRITICAL ACCOUNTING ESTIMATES

          The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.   For the nine months ended March 31, 2005, there were no changes to these critical accounting estimates.

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

Implementation of New Systems

          We may experience difficulties with our new enterprise resource planning (“ERP”) system implemented as of February 7, 2005 that could disrupt our ability to timely and accurately process and report key components of the results of our consolidated operations, our financial position and cash flows. Any disruptions or difficulties that may occur in connection with this new ERP system or any future systems could also adversely affect our ability to complete the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.  System failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect our financial results.  If we encounter unforeseen problems with regard to system operations or the new ERP system, we could be adversely affected.

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

Recently enacted and proposed changes in securities laws and regulations

          Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In particular, we expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal controls. In addition, The Nasdaq National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

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

Effects of Recent Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements.  In March 2005, the SEC issued SAB 107, which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

          We are currently evaluating FAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model, the transition method to use upon adoption and the period in which to adopt the provisions of FAS 123R.  SFAS No. 123(R) is effective for us beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 123(R) will have a material impact on our consolidated results of operations, financial position and statement of cash flows.

          In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of the Company’s fiscal 2006. The adoption of this Interpretation is not expected to have a material effect on the our consolidated financial position or results of operations.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at March 31, 2005. Actual results may differ materially.

          As of March 31, 2005, we had an investment portfolio of fixed income securities of $1.3 billion, excluding those classified as cash and cash equivalents.  These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2005, the fair value of the portfolio would have declined by $5 million.

          As of March 31, 2005, we had net forward contracts to sell $329 million in foreign currency in order to hedge currency exposures (see Note 12 of the Notes to the Condensed Consolidated Financial Statements under “Derivative Instruments”).  If we had entered into these contracts on March 31, 2005, the U.S. dollar equivalent would be $321 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $47 million.  However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount.  Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.

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

Changes in internal controls over financial reporting

          The changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting consisted of the implementation of a new enterprise resource planning system and related control processes.

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

Legal Matters

ADE Corporation

           On October 11, 2000, ADE Corporation (“ADE”), a competitor, filed a patent infringement lawsuit against us in the U.S. District Court in Delaware.  ADE claimed damages and sought an injunction under U.S. Patent No. 6,118,525 (“‘525 patent”).  We filed a counterclaim in the same court alleging that ADE has infringed four of our patents.  On October 22, 2001, we filed a separate action for declaratory judgment against ADE in the Northern District of California requesting a declaration that U.S. Patent No. 6,292,259 (“‘259 patent”) is invalid and not infringed.  That action was consolidated with the prior action in the Delaware proceeding and ADE amended its complaint in that proceeding to allege that we are infringing the ‘259 patent.   KLA-Tencor and ADE have reached final settlement of this litigation during the quarter ended March 31, 2005.  The terms of the settlement are confidential. All of the litigation between ADE and KLA-Tencor is now dismissed.

          This legal matter did not have a material effect on our consolidated financial position or results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the quarter ended March 31, 2005.(1)

Period	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)

January 1, 2005 to January 31, 2005	265,000	$44.12	218,000
February 1, 2005 to February 28, 2005	93,000	$48.08	10,125,000	(2)
March 1, 2005 to March 31, 2005	175,000	$46.53	9,950,000

Total	533,000	$45.60

(1)

In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. This program was entered in order to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans.  Since the inception of the repurchase program in 1997 through March 31, 2005 the Board of Directors had authorized KLA-Tencor to repurchase a total of 27.8 million shares.  All such shares remain as treasury shares.

(2)	All shares were purchased pursuant to the program publicly announced in July 1997 and as extended by the Board of Directors most recently in February 2005 by an additional 10.0 million shares.

(3)	The stock repurchase program has no expiration date. We intend to continue making further purchases under the stock repurchase program.

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

KLA-TENCOR CORPORATION
(Registrant)

May 9, 2005	/s/ KENNETH L. SCHROEDER

(Date)	Kenneth L. Schroeder
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2005	/s/ JOHN H. KISPERT

(Date)	John H. Kispert
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997

3.2	Certificate of Amendment of Amendment and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001

3.3	Bylaws, as amended November 17, 1998	S-8	No. 333-68415	3.2	December 4, 1998

4.1	Amended and Restated Rights Agreement dated as of August 25, 1996 between the Company and First National Bank of Boston, as Rights Agent. The Agreement includes the Form of Right Certificate as Exhibit A and the Summary of Terms of Rights as Exhibit B	8-A/A, Amendment No. 2	No. 0-9992	1	September 24, 1996

10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998

10.2	1997 Employee Stock Purchase Plan*	S-8	No. 333-45271	10.2	January 30, 1998

10.3	Tencor Instruments Amended and Restated 1993 Equity Incentive Plan	S-8	No. 333-22939	10.75	March 7, 1997

10.4	Restated 1982 Stock Option Plan, as amended November 18, 1996*	S-8	No. 333-22941	10.74	March 7, 1997

10.5	Excess Profit Stock Plan*	S-8	No. 333-60883	10.15	August 7, 1997

10.6	Form of KLA-Tencor Corporation Corporate Officers Retention Plan*	S-4	No. 333-23075	10.2	March 11, 1997

10.7	Form of Indemnification Agreement*	10-K	No. 000-09992	10.3	September 29, 1997

10.8	Livermore Land Purchase and Sale Agreement	10-K	No. 000-09992	10.16	September 28, 2000

10.9	Severance Agreement and General Release	10-K	No. 000-09992	10.9	August 30, 2004

10.10	2004 Equity Incentive Plan*	Proxy	No. 000-09992	Appendix A	September 9, 2004

10.11	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004

10.12	Blue29 Corporation 2003 Stock Incentive Plan*	S-8	No. 333-120218	10.1	November 4, 2004

10.13	Agreement by and between KLA-Tencor Corporation and Kenneth L. Schroeder*	8-K	No. 000-09992	10.1	February 23, 2005

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

* Denotes a management contract, plan or arrangement