Form 10-K
period 2005-06-30
KLA TENCOR CORP
filed 2005-09-02
CIK 319201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No  ☒

          The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as of December 31, 2004, was $5,462,382,750.  Shares of Common Stock held by each officer and director and by each person or group who owns 5% or more of the outstanding Common Stock have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The registrant had 197,585,823 shares of Common Stock outstanding as of August 29, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders (“Proxy Statement”) to be held on November 4, 2005, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended June 30, 2005, are incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

          This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.    All statements other than statements of historical fact may be forward looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements include, among others, those statements regarding forecasts of the future results of our operations;  the percentage of process control of our customers’ spending; orders for our products and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and business; technological trends in the semiconductor industry; our future product offerings and product features, as well as the success and  market acceptance of new products; timing of shipment of backlog; the future of our product shipments and our product and service revenues; our future gross margins; the future of our selling, general and administrative expenses; international sales and operations; maintenance of our competitive advantage; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers;  our future income tax rate; dividends; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

          Our actual results may differ significantly from those projected in the forward-looking statements in this report.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1, “Business” in this Annual Report on Form 10-K.  You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in fiscal year 2006.  You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligations to update the forward-looking statements in this report that occur after the date hereof.

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

          We offer a broad spectrum of products and services that are used by virtually every major wafer, IC and photomask manufacturer in the world.  These customers turn to us for inline wafer defect monitoring; reticle and photomask defect inspection; critical dimension (“CD”) metrology; wafer overlay; film and surface measurement; and overall yield and fab-wide data analysis.  Our advanced products, coupled with our unique yield technology services, allow us to deliver the yield management solutions our customers need to accelerate their yield learning rates, reduce their yield excursion risks and adopt industry-leading yield management practices.

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

Industry

General Background

          The semiconductor fabrication process begins with a bare silicon wafer —a round disk that is six, eight or twelve inches in diameter, about as thick as a credit card and gray in color.  The process of manufacturing wafers is itself highly sophisticated, involving the creation of large ingots of silicon by pulling them out of a vat of molten silicon.  The ingots are then sliced into wafers and polished to a mirror finish on the side where the circuits are made.

          The manufacturing cycle of integrated circuits is grouped into three phases: design, fabrication and testing.  IC design involves the architectural layout of the circuit, as well as design verification and photomask or reticle generation.  The fabrication of an IC, or “chip,” is accomplished by depositing a series of film layers that act as conductors, semiconductors or insulators.  The deposition of these film layers is interspersed with numerous other process steps that create circuit patterns, remove portions of the film layers, and perform other functions such as heat treatment, measurement and inspection.  Most advanced chip designs require over 500 individual steps, many of which are performed multiple times.  Most chips consist of two main structures:  the lower structure, typically consisting of transistors or capacitors, which perform the “smart” functions of the chip; and the upper structure, typically consisting of “interconnect” circuitry, which connects the components in the lower structure.

          When all of the layers on the wafer have been completed, each die on the wafer is then tested for functionality.  The wafer is placed on a prober that is used to attach the input/output pins of the device to a tester.  When chips are tested on the wafer, it is called sort test.  Sort test determines which chips are good.  The wafer is then cut up, and the good die are bonded to lead frames that contain pins used to attach the chip to the outside printed circuit board.  Wires are bonded from the input/output pads of the IC to the pins of the lead-frame.  Then the lead frame is encapsulated in packages typically made of plastic or ceramic materials.  The packaged parts are put through a final test and then shipped to customers.  This entire packaging and testing process is called the “back end.”

Current Trends

          Companies that anticipate future market demands by developing and refining new technologies and manufacturing processes are better positioned to lead in the semiconductor market.  During past industry cycles, semiconductor manufacturers generally contended with one key new technology or market trend, such as a specific design rule shrink.  In today’s market, the leading semiconductor manufacturers are investing in bringing a multitude of new technologies into production at the same time, including copper interconnects, new substrate and transistor materials, advanced lithography techniques and 300-mm (12-inch) wafers.

          While many of these technologies have been adopted at the development and pilot production stages, significant challenges and risks associated with each technology have impacted their adoption into full-volume production.  For example, as design rules decrease, yields become more sensitive to the size and density of defects, while device performance characteristics (namely speed or capacity) become more sensitive to such parameters as linewidth and film thickness variation.  Copper introduces new physical defects, which are harder to find within the interconnect structure, as well as electrical defects, which cannot be detected using conventional optical inspection systems.  New process materials like low-k dielectrics, silicon-on-insulator (“SOI”) and 193-nm photoresists require extensive characterization before they can be made manufacturable.  Larger 300-mm wafers are more susceptible to damage than 200-mm wafers, since they can bend or bow twice as much, creating stress on the wafer that can result in yield loss.  Film uniformity is also more difficult to maintain on these larger wafers.  Moving several of these advanced technologies into production at once only adds to the risks that chipmakers face, since technical challenges in bringing any one of these into production could also slow the adoption of the other technologies.

          The focus of our activities has been the development of new process control and yield management tools that enable chipmakers to accelerate the adoption of these new technologies into full-volume production, while minimizing their associated risks.  With our portfolio of application-focused technologies and our dedicated yield technology expertise, we are in a position to be a key supplier for comprehensive yield management solutions that enable our customers to achieve success for their next-generation products.

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

Products

          We operate in one segment for the design, manufacture and marketing of process control and yield management systems for the semiconductor and related microelectronics industry.  We market and sell our hardware—consisting of patterned and unpatterned wafer inspection, optical overlay metrology, e-beam review, reticle and photomask inspection, spectroscopic- and e-beam-based CD metrology, and film and surface measurement tools—as well as our advanced yield analysis and defect classification software to provide fab-wide yield management solutions that are optimized for the manufacturing process cells used in IC production, including lithography, etch, deposition and chemical mechanical planarization (“CMP”).  Our offerings can be broadly categorized into four groups: Defect Inspection, Metrology, Service, and Software and Other. In addition, for our customers that are manufacturing with older technologies we provide refurbished KLA-Tencor certified tools along with warranty and support.

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

High-Resolution Brightfield Imaging Inspection

          Our 2xxx wafer inspection series, first introduced in 1992, set the standard for high-sensitivity patterned wafer inspection through a unique combination of high-speed image processing, an ultra-broadband brightfield illumination source and our Segmented Auto Threshold technology.  In 2004, we introduced our latest-generation ultraviolet (“UV”)-based high-

resolution imaging inspection system, the 2365, which incorporates multiple-bandwidth brightfield illumination and other enhancements to extend the performance of the 2xxx series to the 90-nm node and below.  That year, we also introduced our DUV brightfield platform, the 2371, which provides the increased defect detection resolution and sensitivity for the 65-nm node.  The 2371 illuminates short DUV broadband wavelengths through state-of-the-art high numerical aperture (“NA”) optics to greatly improve defect detection versus other technologies.

          With the adoption of new materials, device structures and lithography techniques at the 65-nm node and beyond, IC manufacturers face a plethora of new defect types and noise sources, as well as a dramatic rise in systematic defects.  The magnitude of these defect challenges mandate extremely sensitive and highly flexible inspection solutions capable of detecting the broadest range of defect types in all layers.  Since different defect types, materials and device layers require different inspection wavelengths for optimal defect detection, ultra-broadband wavelength imaging inspection is now a necessity.  In response to this need, KLA-Tencor unveiled its new 2800 Series ultra-broadband brightfield inspection platform earlier this year, which combines deep ultraviolet (“DUV”), UV and visible wavelength illumination in a single platform to enable the identification of critical defects across all layers.  The 2800 Series delivers both high sensitivity and production-worthy performance that chipmakers need to accelerate their yield learning and fab ROI.

High-Throughput Darkfield Inspection

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

          Earlier this fiscal year, we unveiled the Puma 9000, our latest-generation darkfield inspection platform, which represents a marked departure from traditional laser-scanning-based darkfield tools.  Puma 9000 combines a modular and extendible architecture with KLA-Tencor’s Streak™ imaging technology to enable the high capture of critical defects at production throughputs.  Scalable for multiple technology generations, Streak combines advanced UV illumination optics with high-speed imaging to provide a range of inspection modes optimized for critical defect detection.  A solid-state linear sensor is used to image the scattered light, which extends the dynamic range of the sensor to produce a more stable and repeatable measurement than can be achieved with traditional scanning laser and photo multiplier tube (“PMT”)-based inspection systems.  The platform’s enhanced sensitivity over existing inspection systems, without compromising throughput, allows customers to cost-optimize their inspection strategies and achieve tighter production control.

Electrical Line Monitoring

          For advanced IC manufacturing, e-beam inspection is essential—not only during IC development, where the highest levels of sensitivity are needed to root out electrical defects, but also in production, where dedicated high-speed e-beam inspection systems are required at key process steps.  During fiscal year 2005, we introduced the latest addition to our eSxx series of e-beam inspection systems targeted at 65-nm IC development and production—the eS31.  The eS31 combines our advanced electron beam system architecture with our 23xx brightfield inspection software platform and provides high inspection sensitivity for development, with high throughput for production monitoring.

          As part of the eS31, we also introduced our µLoop™ (MicroLoop) methodology onto the eS3x platform for the first time. The faster time to result advantage of µLoop™ versus traditional short-loop electrical test methodologies, has made µLoop™ a key enabler for yield learning in advanced development and production fabs.

          Our µLoop™ (MicroLoop) methodology, introduced in 2001, provides a fab-wide framework of solutions that accelerates yield learning for new semiconductor processes in development and production.  eDo, the first product in the µLoop™ family, combines non-contact electrical test with inline physical defect inspection to produce a fast root-cause analysis.

Wafer Surface Inspection

          The wafer substrate is the foundation of an IC.  Having a defect-free wafer substrate is essential, since defects on the surface of the wafer can adversely affect subsequent semiconductor processes and ultimately impact IC performance.  In the IC fab, wafer surface inspection is often used to qualify new process tools quickly in order to begin making product wafers as soon as possible.  Wafer surface inspection is also critical for monitoring the defect performance of fab equipment during production to ensure they remain within specification.  In 1997, we introduced the Surfscan SP1™ series, which is today considered the de facto standard for bare wafer qualification, process monitoring and equipment monitoring applications.

          At the 65-nm node and beyond, transistor performance in high-end devices can no longer be improved by scaling alone.  New materials, including inline process films and engineered substrates, are also being added to augment transistor performance.  However, these new materials introduce new control parameters and challenges.  With engineered substrates, for example, traditional visible-wavelength wafer inspection systems are hampered by interference effects arising from multiple reflections from interfaces between silicon and buried oxide (“BOX”) layers.  These cause false and inconsistent defect readings, and reduce overall defect sensitivity.  In 2004, we unveiled our next-generation Surfscan platform, the Surfscan SP2, which incorporates a new UV illumination technology to significantly enhance inspection sensitivity and speed on both traditional silicon as well as engineered substrates such as SOI, strained silicon, and strained SOI.  The system is capable of detecting defects as small as 30 nm at higher throughputs than the previous benchmark Surfscan SP1 DLS tool.

          Wafer backside defects can have a significant impact on wafer and process uniformity, both of which are critical issues in advanced 300-mm processing.  In 2002, we unveiled a new Backside Inspection Module (“BSIM”) option for the Surfscan SP1 and SP2 series that provides an automated, non-destructive inspection solution for the backsides of patterned production wafers.

Transparent Film and Substrate Inspection

          Understanding the optical surface properties of modern materials has become a critical part of manufacturing in industries ranging from microelectronics to biomedicine.  With the increasing complexity of manufacturing processes and products comes the need for extremely precise analysis and control of surface properties such as film thickness uniformity, contamination and defectivity, often in real time and online.  This trend is paving the way for nondestructive optical metrology techniques to move into volume production environments.  Through our acquisition of Candela Instruments during fiscal year 2005, we added the CandelaTM series of Optical Surface Analyzers (“OSA”) to our inspection portfolio.  The OSA systems automatically detect and classify surface defects on optoelectronic and semiconductor wafers, including transparent wafers such as sapphire and glass.  Combining four technologies to simultaneously measure reflectivity and topographic variations on the surface, these systems enable detection of particles, stains, scratches, pits and bumps.  Epi layers and film coatings can also be inspected for uniformity, particles, and surface defects.

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

Photo Cell Monitoring

          The introduction of thinner photoresists, new resist chemistries, tighter process windows and smaller design rules have all given rise to new and smaller defect types within the lithography cell—a large area of investment within the fab.  Defect management in the lithography cell is thus critical for qualifying new lithography processes and establishing a benchmark for controlling defects and minimizing yield losses during production.  In 2002, we introduced our µPCM (Micro Photo Cell Monitor) solution to provide fabs with a methodology for identifying and eliminating lithography-related micro defects before product lots are placed at risk.  Combining our most advanced defect management hardware and software tools, a new reticle design, optimized test wafers and industry-leading expertise, µPCM provides the high sensitivity and capture rate required for reducing lithography-related micro defects.  It monitors the health of the lithography cell and enables chipmakers to make rapid and accurate “go/no-go” decisions about their product reticles, track systems and exposure tools.

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

          In 2000, we unveiled our TeraStar ™ reticle inspection system for high-resolution reticle inspection down to the 90-nm node.  With its ability to inspect up to a terapixel (one million by one million pixels) per reticle, TeraStar provides significant improvements in throughput compared to previous-generation systems.  Tera ™ algorithms enable the inspection of smaller linewidth geometries and complex resolution enhancement techniques (“RETs”), such as optical proximity correction (“OPC”), assist features and phase shift masks (“PSMs”).  Its high throughput and sensitivity make TeraStar ideal for pre- and post-pelliclization inspection in photomask manufacturing operations, as well as incoming quality control and reticle re-qualification in wafer fabs.

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

Process Window Qualification

          Reticles that are used in the manufacture of today’s advanced ICs incorporate extremely complex RETs that enable lithographers to “extend” existing lithographic processes to print design rules smaller than the wavelength of light used—a process called sub-wavelength lithography.  These enhancements include billions of OPC features and PSM topography, which minutely adjust the wavelength of DUV light.  If left unchecked, marginal RET designs can print as out-of-focus features on the wafer during photolithgraphy (or not print at all), creating opens that translate into electrical failures within the device.  However, since these errors are design marginalities rather than physical defects on the reticle, they cannot be caught using traditional reticle inspection tools.

          Our Process Window Qualification (“PWQ”) solution enables device manufacturers to identify reticle design errors, such as marginalities in scattering bars, rule and model-based OPC, and PSM, which can cause process window failure and adversely affect overall device yield.  PWQ utilizes an intelligent wafer layout, inspected on KLA-Tencor’s 23xx and 2800 series high-resolution imaging inspection systems, which enables lithographers to compare dies with modified lithography parameters against dies at optimized conditions.  The resulting data is analyzed with algorithms to identify and prioritize repeating regions of process window marginality.  This method enables lithographers to recognize problems that cause failure within the nominal process window or just outside of it—allowing for more informed decisions about whether to have the reticle redesigned, or fine-tune inline defect and CD monitoring efforts to minimize the design error impact on device yield.

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

Optical Overlay Metrology

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

          In fiscal year 2005, we introduced Archer AIM+, our latest overlay metrology solution, which is designed to address chipmakers’ lithography overlay control needs beyond the 65-nm node.  Archer AIM+ incorporates a new optic system design and improved illumination system to reduce total measurement uncertainty (“TMU”), a key metric of overlay metrology performance and exceed the 45-nm node overlay control requirements outlined in the 2004 edition of the International Technology Roadmap for Semiconductors.

          Focus-exposure control in lithography is a key challenge for CD control at sub-100-nm nodes.  Unseen lithography focus-exposure excursions can result in CD process variations that lead to lower yields, cause unnecessary and costly rework, and reduce scanner productivity.  Monitoring focus and exposure variations inline is thus critical to maintaining tight CD control at these advanced design rules.  Our MPX option on our Archer overlay metrology platform enables lithographers to detect and control stepper defocus and exposure variations on product wafers non-destructively.  Leveraging dual-tone-design targets and analysis software, MPX can simultaneously provide separate exposure and focus measurements on product wafers with a high degree of sensitivity and precision.  This enables MPX to provide fast and accurate feedback on the key parameters needed to maintain tight CD control without requiring periodic offline monitoring of the exposure tool.

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

          Among its key features, the eCD-1 incorporates ImagePlus™, an operating mode that provides control over resolution and depth of focus to enable lithographers to optimize tool performance on features with several topographies.  With ImagePlus, the eCD-1 can measure contacts at the bottom of structures with high aspect ratios.  Another key feature, the FlexScan™ off-axis tilt capability, enables the eCD-1 to generate 3-D profile information (sidewall angle, height) on certain features—providing enhanced in-line process control.  Unlike CD SEM tilt systems that require stage movement or use magnetic deflection, the eCD-1 is totally hysteresis-free—relying exclusively on electrostatic deflection.  As a result, tilt measurements can be performed without compromising metrology performance, thereby providing highly reliable and repeatable measurements.

Optical CD Metrology

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

          In 2004, we introduced the SpectraCD 100—our latest-generation inline optical CD metrology system for advanced patterning process control at the 90-nm and 65-nm nodes.  SpectraCD 100 utilizes a new hardware platform and advanced 3-D modeling capabilities to conduct complete profile measurements of yield-critical structures with an  improvement in precision and tool-to-tool matching over our previous-generation SpectraCD system.  These capabilities, coupled with SpectraCD 100’s production throughput and ability to non-destructively measure features down to 30 nm, provide chipmakers with an effective inline process control and product dispositioning tool for their most critical patterning steps.

Film Measurement

          Our film measurement products measure a variety of optical and electrical properties of thin films.  These products are used to control a wide range of wafer fabrication steps, where both within-wafer and wafer-to-wafer process uniformity are of paramount importance to semiconductor manufacturers—enabling them to achieve high device performance characteristics at low cost.  In 2002, we unveiled SpectraFx 100, which delivers the precision, matching and stability required for advanced film-measurement applications for 90-nm device production, including 193-nm lithography processes.  Designed to fully support next-generation and “operator-free” 300-mm fabs with automation and tool-to-tool matching capabilities, SpectraFx 100 enables foundries and other multi-product high-volume chip manufacturers to reduce the process development time for advanced materials and accelerate their adoption into volume production.

          Traditional scatterometry-based metrology systems obtain information on process conditions by measuring blank metal test structures in the wafer scribe lines.  At the 65-nm node, process tolerances are so small that these traditional proxy measurements are unable to detect process variations at the die level, which can have a major impact on device performance.  In 2004, we introduced SpectraFx 200, our most advanced, seventh-generation thin-film metrology system, to enable IC manufacturers to achieve cost-effective production control over their advanced film processes at the 65-nm node and below.  Based on our spectroscopic ellipsometry (“SE”) technology, SpectraFx 200 utilizes a unique Dielectric Pattern Metrology (“DPM”) capability to provide accurate and robust measurements of in-die process variation on product wafers non-destructively.  The system also leverages a new 150 SE option to enable qualification and monitoring of such advanced films as ultra-thin ONO layers, nitrided films, high-k and low-k dielectrics, 193-nm anti-reflective coating (“ARC”) layers, and engineered substrates, including SOI, strained silicon, and silicon germanium (“SiGe”).

          AccuFilm, an advanced option on our SpectraFx platform, eliminates the effects of airborne molecular contamination (“AMC”) on ultra-thin-film measurements.  A key roadblock to achieving control of advanced gate processes below the 100-nm node, AMC grows rapidly on film surfaces and degrades the accuracy and repeatability of gate dielectric metrology.  AccuFilm enables SpectraFx 100 to remove these contaminants from product wafers in a matter of seconds before taking film measurements at each measurement site without placing product at risk.

          In 2003, we introduced MetriX 100, an inline, non-contact metal films metrology system to provide independent measurements of both film composition and thickness on product wafers.  MetriX 100 can be used for a wide range of applications—ranging from process development and characterization of ultra-thin atomic layer deposition (“ALD”) barrier films, high-k dielectrics and nitrided metal gates, to routine production monitoring of copper barrier/seed and other yield-limiting critical layers such as silicon oxynitride (“SiON”) gate dielectrics.

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

          Our latest addition to this product family, called Quantox XP, provides information on both the physical and electrical properties of advanced gate dielectric materials.  These materials include SiON and high-k dielectrics, which are required for advanced IC production.  Quantox XP data provides high correlation to device electrical test data, enabling chipmakers to predict transistor performance inline, rather than having to wait until end-of-line electrical test—a process that normally can take days or weeks to complete.

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

Service

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

Software and Other

Yield Management Software Solutions

          Our productivity and analysis software systems translate raw inspection and metrology data into patterns that reveal process problems and help semiconductor manufacturers develop long-term yield improvement strategies.

          Klarity Defect® is our automated inline defect analysis module and defect data management system designed to help fabs achieve faster yield learning cycles.  By identifying excursions in real time, Klarity Defect enables fabs to embed expert decision-making processes within analysis recipes.  These processes are automatically triggered when user-specified events occur.  In addition to freeing fab engineers from repetitive analysis tasks, this capability dramatically improves fab operating efficiency by providing relevant information in less time and with less effort for faster identification of yield problems.

          Our Klarity ACE yield analysis software enables fast integration, correlation and analysis of yield- and process-related data to accurately determine the source of defects and process excursions.  It can differentiate between random and systematic yield problems, providing users with the data they need in order to take appropriate corrective measures.

          In fiscal year 2005, we introduced Klarity SSA (Spatial Signature Analysis), a new software capability that provides automated classification and root cause analysis of spatial signatures, which are defect clusters and patterns that can be indicative of an out-of-spec process or process tool problem.  Klarity SSA can be utilized for a variety of applications where enhanced excursion detection is needed, including process line and tool monitoring, as well as engineering analysis, across key process modules.

          With our acquisition of FINLE Technologies in 2000, we developed our Klarity ProDATA lithography data analysis software, which, along with our PROLITH lithography and etch simulation software, helps manufacturers reduce their advanced lithography development time and cost, as well as optimize their design-for–manufacturing (“DFM”) efforts.

          Our IMPACT XP ™ automated defect classification (“ADC”) software provides consistent and accurate classification of yield-limiting defects to help our customers accelerate their ramp to higher process yields.  IMPACT XP incorporates our SmartGallery ™ tool, which reduces the setup time associated with ADC implementation in fabs.  This is a critical requirement, particularly for foundries and application specific integrated circuit (“ASIC”) manufacturers, who specialize in short runs of multiple products.  Our Real Time Classification ™ (“RTC”) and iADC technologies, which provide classification and binning of defect types in real time during inspection, are critical features on all of our latest-generation e-beam and optical inspection tools.

Data Storage Industry

          Outside the semiconductor industry, we manufacture, sell and service yield management solutions to the data storage market, with offerings for hard disk drive and component makers.  In the front-end of thin film head wafer manufacturing, we provide  the same process control equipment with which we serve the semiconductor industry, with particular strength in photolithography control. In the back-end of head manufacturing, we are the leading provider of a range of test equipment, including fly-height and head resonance testers, CD-SEMs and high-resolution surface profilers.  In hard disk media manufacturing, our Candela products with OSA technology for both opaque and transparent films and substrates provide inspection systems optimized for the data storage industry.  Additionally, we are leveraging our expertise in magnetics to meet customers’ needs in the emerging magnetic random access memory (“MRAM”) market.

Customers

          To support our growing, global customer base, we maintain a significant presence throughout the United States, Europe, Asia-Pacific and Japan, staffed with local sales and applications engineers, customer and field service engineers and yield management consultants.  We count among our largest customers leading semiconductor manufacturers from each of these regions.  In fiscal years 2005 and 2004 no customer accounted for more than 10% of our total revenues. In 2003, one customer (Intel Corporation) accounted for 11% of our total revenues.

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

Sales, Service and Marketing

          Our sales, service and marketing efforts are focused on building long-term relationships with our customers.  We focus on providing a single and comprehensive resource for the full breadth of process control and yield management products and services.  Customers benefit from the simplified planning and coordination, as well as the increased equipment compatibility found when dealing with a single supplier.  Our revenues are derived primarily from product sales, principally through our direct sales force.

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

          As of June 30, 2005, we employed over 3,000 sales and related personnel, service engineers and applications engineers. In addition to sales and service offices in the United States, we conduct sales, marketing and services out of wholly-owned subsidiaries or branches of United States subsidiaries in a variety of countries, including China, France, Germany, India, Israel, Italy, Japan, South Korea, Malaysia, Singapore, Taiwan, Thailand and the United Kingdom.  International revenues accounted for approximately 76%, 77%, and 69% of our total revenues in fiscal 2005, 2004, and 2003 respectively.  Additional information regarding our revenues from foreign operations for our last three fiscal years can be found in Note 13 of the Notes to the Consolidated Financial Statements found under Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Backlog

          Our backlog for system shipments and associated warranty totaled $646 million at June 30, 2005.  We include in our backlog only those customer orders for which we have accepted purchase orders and assigned shipment dates within twelve months from the date of order. Orders for service and non-released products are excluded from the backlog. We expect to fill the present backlog of orders during fiscal year 2006; however, all orders are subject to cancellation or delay by the customer with limited or no penalty.  Due to possible customer changes in delivery schedules and to cancellation of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Research and Development

          The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation.  These technical innovations are inherently complex and require long development cycles and appropriate professional staffing.  We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position.  Accordingly, we devote a significant portion of our human and financial resources to research and development programs and seek to maintain close relationships with customers to remain responsive to their needs.  As part of our customer relationships, we may enter into certain strategic development and engineering programs whereby our customers offset certain of our research and development costs.  As of June 30, 2005, we employed approximately 1,161 research and development personnel.

          Our key research and development activities during fiscal year 2005 involved development of process control and yield management equipment, especially reticle inspection and advanced wafer inspection for smaller feature sizes, copper-based devices and 300-mm wafers.  For information regarding our research and development expenses during the last three fiscal years, including costs offset by our strategic development and engineering programs, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

          In order to make continuing developments in the semiconductor industry, we are committed to significant engineering efforts toward both product improvement and new product development.  New product introductions may contribute to fluctuations in operating results, since customers may defer ordering existing products.  If new products have reliability or quality problems, those problems may result in reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses.  On occasion, we have experienced reliability and quality problems in connection with certain product introductions, resulting in some of these consequences.  There can be no assurance that we will successfully develop and manufacture new products, or that new products introduced by us will be accepted in the marketplace.  If we do not successfully introduce new products, our results of operations will be affected adversely.

Manufacturing, Raw Materials and Supplies

          We perform system design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of components and major subassemblies.  Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products.  Our principal manufacturing activities take place in San Jose and Milpitas, California, with additional operations in San Diego and Hayward, California, and Migdal Ha’Emek, Israel.  As of June 30, 2005, we employed approximately 891 manufacturing personnel.

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

Acquisitions

          We continuously evaluate a course of strategic acquisitions and alliances to expand our technologies, product offerings and distribution capabilities.  Acquisitions involve numerous risks, including management issues and costs in connection with integration of the operations, technologies and products of the acquired companies, possible write-downs of impaired assets, and the potential loss of key employees of the acquired companies.  The inability to manage these risks effectively could negatively impact our operating results and financial condition.  Additional information regarding business combinations during fiscal year 2005 can be found in Note 5 of the Notes to the Consolidated Financial Statements found under Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Employees

          As of June 30, 2005, we employed approximately 5,500 persons.  None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

          Competition is intense in the recruiting of personnel in the semiconductor and semiconductor equipment industry.  We believe that our future success will depend in part on our continued ability to hire and retain qualified management, marketing and technical employees.

ITEM 2.	PROPERTIES

Information regarding our principal properties at June 30, 2005 is set forth below:

Location	Type	Principal use	Square Footage	Ownership

Chandler, AZ (Phoenix)	Office	Sales and Service	5,914	Leased
Hayward, CA	Plant	Manufacturing	14,150	Leased
Livermore, CA	Office and plant	Training, Service and Engineering	241,252	Owned
Milpitas, CA	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	727,302	Owned
San Diego, CA	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing and Service	15,600	Leased
San Jose, CA	Office and plant	Research, Engineering and Manufacturing	17,060	Leased
San Jose, CA	Office, plant and warehouse	Corporate Headquarters, Research, Engineering, Marketing,	47,114	Leased
		Manufacturing, Service and Sales Administration	603,325	Owned
Fremont, CA	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing and Service	15,755	Leased
Sunnyvale, CA	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing and Service	20,000	Leased
Colorado Springs, CO	Office	Sales and Service	4,002	Leased
Portsmouth, NH	Office	Sales and Service	2,100	Leased
Beaverton, OR	Office	Sales and Service	13,075	Leased

Location	Type	Principal use	Square Footage	Ownership

Austin, TX	Office	Sales, Service and Research	28,415	Leased
Richardson, TX	Office	Sales and Service	14,989	Leased
Boise, ID	Office	Sales and Service	5,965	Leased
Albuquerque, NM	Office	Sales and Service	5,210	Leased
Hopewell Junction, NY	Office	Sales and Service	8,736	Leased
Essex Junction, VT	Office	Sales and Service	5,704	Leased
Slough and Basingstoke, England	Vacant	Marketing to sub-lease	9,602	Leased
Wokingham, England (Molly Millar property sub-let)	Office	Sales and Service	8,925 (2,200 sub-let)	Leased
Livingston, Scotland	Sub-Let	Premises are occupied by sub-tenant under contract with KLA-Tencor	5,712	Leased
Rousset, France	Office	Sales and Service	6,189	Leased
Grenoble, France	Office	Sales and Service	7,674	Leased
Dresden, Germany	Office	Sales and Service, Warehouse	12,909	Leased
Puchheim, Germany	Office	Sales and Service	5,240	Leased
Migdal Ha’Emek and Herzliya, Israel	Office and plant	Research, Engineering, Marketing, Manufacturing and Service and Sales Administration	64,584	Owned
Milan, Italy	Office	Sales and Service	5,705	Leased
Yokohama, Japan	Office	Sales, Service, and Warehouse	49,361	Leased
Kumamoto, Japan	Office	Sales and Service	5,038	Leased
Singapore	Office	Sales and Service	23,465	Leased
Kiheung, South Korea	Office	Sales and Service	11,759	Leased
Bundang, South Korea	Office	Sales and Service	7,508	Leased
Hsinchu, Taiwan	Office	Sales and Service	95,601	Leased
Tainan, Taiwan	Office	Sales and Service	7,294	Leased
Taipei, Taiwan	Office	Sales and Service	6,914	Leased
Shanghai, China	Office and R&D	Sales, Service, Engineering and Warehouse	58,886	Leased
Chennai, India	Office	Engineering	18,880	Leased

We also lease office space for other, smaller sales and service offices in several locations throughout the world.  Our operating leases expire at various times through June 30, 2015 with renewal options at the fair market value for additional periods up to five years.  Additional information regarding these leases is incorporated by reference from Note 11 of the Notes to the Consolidated Financial Statements found under Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs.

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

	Fiscal year 2005		Fiscal year 2004

	High	Low	High	Low

First Quarter	$47.16	$35.69	$59.45	$46.50
Second Quarter	48.99	40.23	60.88	52.63
Third Quarter	50.81	42.25	62.60	49.47
Fourth Quarter	46.87	38.86	53.88	41.70

          As of August 29, 2005, there were 886 stockholders of record of our common stock.

          During the third fiscal quarter of 2005, our Board of Directors approved the initiation of a quarterly cash dividend.  During the fourth fiscal quarter of 2005 we paid a dividend of 12 cents per share to our stockholders of record on May 2, 2005.  The dividend for the first fiscal quarter of 2006 was declared on August 4, 2005 and is payable to our stockholders of record on August 15, 2005.  Additional information concerning dividends may be found in the following sections of this Form 10-K: “Selected Financial Data” in Part II, Item 6 and “Consolidated Statements of Cash Flows” and “Consolidated Statements of Stockholders’ Equity” in Part II, Item 8.

Equity Compensation Plans

          The following table summarizes our equity compensation plans as of June 30, 2005:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)(2)

Equity compensation plans approved by stockholders	25,680,578	$36.72	13,620,320
Equity compensation plans not approved by stockholders	7,698,409	$38.29	—

Total	33,378,987	$37.08	13,620,320

(1)	Amounts shown are for options granted only. There were 406,960 shares of restricted stock units issued under the 2004 Equity Incentive Plan as of June 30, 2005.

(2)

Any 2004 equity Incentive Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the plan as 1.8 shares for every one share subject thereto.  Including the restricted stock units issued during the year ended June 30, 2005, and applying the 1.8 ratio as required by the 2004 Equity Incentive Plan, and including the shares reserved for issuance under the employee stock purchase plan, the number of shares remaining available for future issuance under our equity compensation plans was 13,620,320 shares as of June 30, 2005.

          Following is a summary of stock repurchases for the quarter ended June 30, 2005 (in thousands, except average price per share). (1)

Period	Total Number of Shares (or Units Purchased(2)	Average Price Paid per Share (or Unit)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)

April 1, 2005 to April 30, 2005	365,000	$41.60	9,585,000
May 1, 2005 to May 31, 2005	970,000	$40.73	8,615,000
June 1, 2005 to June 30, 2005	265,000	$45.81	8,350,000

Total	1,600,000	$41.77

(1)

In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. This program was entered in order to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans.  Since the inception of the repurchase program in 1997 through June 30, 2005 the Board of Directors had authorized KLA-Tencor to repurchase a total of 27.8 million shares.  All such shares remain as treasury shares and are retired.

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

Year ended June 30, (in millions except per share data)	2005	2004	2003	2002	2001

Consolidated Statement of Operations:
Revenues	$2,085	$1,497	$1,323	$1,637	$2,104
Income from operations	583	297	139	245	458
Income before cumulative effect of change in accounting principle, net of tax	467	244	137	216	373
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(306)
Net income	467	244	137	216	67
Dividends paid per share	0.12	—	—	—	—
Earnings per share:
Income before cumulative effect of change in accounting principle
Basic	2.38	1.25	0.72	1.15	2.01
Diluted	2.32	1.21	0.70	1.10	1.93
Cumulative effect of change in accounting principle, net of tax
Basic	—	—	—	—	(1.65)
Diluted	—	—	—	—	(1.59)
Net income
Basic	2.38	1.25	0.72	1.15	0.36
Diluted	2.32	1.21	0.70	1.10	0.34

As of June 30, (in millions)	2005	2004	2003	2002	2001

Consolidated Balance Sheets:
Cash, cash equivalents and marketable securities	$2,195	$1,876	$1,488	$1,334	$1,144
Working capital	2,271	1,280	1,155	932	913
Total assets	3,986	3,539	2,867	2,718	2,745
Stockholders’ equity	3,045	2,628	2,216	2,030	1,760

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING ESTIMATES

          The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions.  Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s related disclosure in this Annual Report on Form 10-K. The items in our financial statements requiring significant estimates and judgments are as follows:

          Revenue Recognition  We recognize revenue when persuasive evidence of an arrangement exists, the sale price is fixed or determinable, delivery has occurred or services rendered, and collectibility is reasonably assured. System revenue includes hardware and software that is incidental to the product.  We generally recognize system revenue upon positive affirmation by the customer that the system has been installed and is operating according to pre-determined specifications.  This positive affirmation is generally evidenced by an acceptance document signed by the customer.  In limited cases, we deviate from the need for written acceptance and recognize system revenue upon shipment.  These exceptions have accounted for approximately 6.6%, 4.9%, and 3.1% of our revenue for the fiscal years ended 2005, 2004 and 2003, respectively. The increase in revenue exceptions results from multiple shipments of same tools that have already met the required acceptance criteria, to customers who are looking to expand capacity. (See Note 1 of Notes to Consolidated Financial Statements under “Revenue Recognition” for detailed description of exceptions.)  Shipping charges billed to customers are included in system revenue and the related shipping costs are included in cost of revenues.

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

          The deferred system profit balance as of June 30, 2005 was $210 million. This amount equals the amount of deferred system revenue that was invoiced and due on shipment less applicable product and warranty costs. The deferred profit balance decreased from $285 million at June 30, 2004 primarily because shipments were lower than customer acceptance for which revenue was recognized during fiscal year 2005.

          We also defer the fair value of non-standard warranty bundled with equipment sales as unearned revenue.  Non-standard warranty includes services incremental to the standard 40-hour per week coverage for twelve months.  Non-standard warranty is recognized ratably as revenue when the applicable warranty term period commences.  The unearned revenue balance increased to $80 million at June 30, 2005 from $57 million at June 30, 2004 primarily due to an increase in service contracts as our installed base of equipment at customers’ sites continues to increase.

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

          Contingencies and Litigation We are named from time to time as a party to various legal proceedings.  While we currently believe the ultimate outcome of these proceedings will not have a material adverse effect on our financial position, the results of complex legal proceedings are difficult to predict.  We would accrue the cost of an adverse judgment if, in our estimation, the adverse settlement is probable and we can reasonably estimate the ultimate cost to us. We have made no such accruals as of June 30, 2005.

          Income Taxes  We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that our future taxable income will be sufficient to recover all of our deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we could be required to record a valuation allowance against our deferred tax assets.  This would result in an increase to our tax provision in the period in which we determined that the recovery was not probable.

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

          In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

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

          Net sales, income from operations, net income, cash flow from operations, and diluted earnings per share are the key indicators we use to monitor our financial condition and operating performance.  We also use certain non-GAAP measures such as net orders to assess business trends and performance, and to forecast and plan future operations.  Net orders consist of current period orders less current period cancellations.  The following table sets forth the key quarterly financial information which we use to manage our business (in millions, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal year 2005
Revenues	$519	$533	$541	$492
Income from operations	$157	$156	$155	$115
Net income	$117	$122	$123	$105
Cash flow from operations	$91	$81	$182	$153
Net orders	$529	$479	$422	$426
Diluted earnings per share	$0.58	$0.61	$0.61	$0.52
Fiscal year 2004
Revenues	$318	$339	$390	$450
Income from operations	$37	$51	$88	$121
Net income	$37	$45	$66	$96
Cash flow from operations	$30	$33	$90	$197
Net orders	$340	$508	$599	$607
Diluted earnings per share	$0.18	$0.22	$0.33	$0.48
Fiscal year 2003
Revenues	$376	$335	$304	$308
Income from operations	$57	$27	$26	$29
Net income	$51	$29	$27	$30
Cash flow from operations	$65	$33	$89	$59
Net orders	$242	$286	$316	$337
Diluted earnings per share	$0.26	$0.15	$0.14	$0.15

Outlook

          The semiconductor industry grew almost 30% while the semiconductor equipment industry grew 60% in calendar year 2004.  Analysts are forecasting semiconductor revenue growth to slow to approximately 5% and semiconductor equipment revenues to decline by approximately 5% in calendar year 2005.  New system and service orders on a fiscal basis, which are new orders net of cancellations, declined sequentially by approximately $198 million or 10% in the year ended June 30, 2005, compared to the previous fiscal year due to near-term weakness in demand for semiconductor capital equipment.

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

          New system and service net orders by region were as follows (in millions):

	Fiscal Year 2005	Fiscal Quarter 2005

		First	Second	Third	Fourth

United States	$436	$107	$98	$96	$135
Europe & Israel	211	79	53	36	43
Japan	540	123	157	121	139
Taiwan	308	90	66	104	48
Korea	243	91	57	58	37
Asia Pacific	118	39	48	7	24

Net orders	$1,856	$529	$479	$422	$426

	Fiscal Year 2004	Fiscal Quarter 2004

		First	Second	Third	Fourth

United States	$550	$71	$129	$192	$158
Europe & Israel	247	21	75	70	81
Japan	438	80	128	92	138
Taiwan	449	96	89	97	167
Korea	145	23	21	74	27
Asia Pacific	225	49	66	74	36

Net orders	$2,054	$340	$508	$599	$607

	Fiscal Year 2003	Fiscal Quarter 2003

		First	Second	Third	Fourth

United States	$374	$80	$92	$98	$104
Europe & Israel	167	30	58	40	39
Japan	289	57	67	64	101
Taiwan	135	46	17	44	28
Korea	106	21	38	29	18
Asia Pacific	110	8	14	41	47

Net orders	$1,181	$242	$286	$316	$337

          Orders received in a particular quarter affect revenue recognized in subsequent quarters.  Net orders turn to revenue upon positive affirmation by the customer that the system has been installed and is operating according to predetermined specifications.  Our backlog for unshipped system orders as of June 30, 2005 was approximately $646 million, a majority of which we expect to ship over the next six to nine months. In addition, as of June 30, 2005 there was $531 million that is related to products that have been delivered but are awaiting written acceptance from the customer.

Results of Operations

Revenues and Gross Margin

	Fiscal year ended June 30,

(in millions)	2005	2004	2003

Revenues:
Product	$1,770	$1,200	$1,060
Service	315	297	263

Total revenues	$2,085	$1,497	$1,323

Gross margin	$1,223	$827	$652
Gross margin percentage	59%	55%	49%

Product revenues

          Product revenue in fiscal year 2005 increased $570 million, or 48% to $1.8 billion, from $1.2 billion in fiscal year 2004. Product revenue in fiscal year 2004 increased $140 million, or 13% to $1.2 billion, from $1.1 billion in fiscal year 2003.  Product revenue increases in fiscal year 2005 and 2004 were primarily the result of fulfilling higher level of orders received in prior periods as a result of increased capital spending by our customers.   Our customers’ increased capital spending in the area of process control and yield management is due to the increasing complexity of processing in their fabs as more complex chips are produced, new materials such as copper are introduced and device feature sizes are reduced.

Service revenues

          Service revenue in fiscal year 2005 increased $18 million, or 6% to $315 million, from $297 million in fiscal year 2004. Service revenue in fiscal year 2004 increased $34 million, or 13% to $297 million, from $263 million in fiscal year 2003.  Service revenue is generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. Service revenue continued to increase in absolute terms throughout the three year period as our installed base of equipment at our customers’ sites continued to grow. The amount of service revenue generated is generally a function of the number of post-warranty systems installed at our customers’ sites and the degree of utilization of those systems.

Revenues by region

          Revenues by region for the periods indicated were as follows (in millions):

	Fiscal year ended June 30,

	2005		2004		2003

United States	$497	24%	$343	23%	$407	31%
Europe & Israel	266	13%	186	12%	193	15%
Japan	450	21%	395	26%	277	21%
Taiwan	430	21%	263	18%	253	19%
Korea	148	7%	144	10%	76	6%
Asia Pacific	294	14%	166	11%	117	8%

Total	$2,085	100%	$1,497	100%	$1,323	100%

          International revenues were 76%, 77% and 69% of revenue during the fiscal years ended June 30, 2005, 2004 and 2003, respectively.  A significant portion of our revenue continues to be generated outside the United States where a significant portion of the world’s semiconductor manufacturing capacity is located.

Gross margin

          Gross margin improved by 4 points to 59% during fiscal year 2005 from 55% during fiscal year 2004.  Gross margin improved by 6 points to 55% during fiscal year 2004 from 49% during fiscal year 2003.  The improvement over the last two fiscal years can be attributed to the lower cost of building, installing and maintaining our products, combined with an increase in our revenues.  Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products.

Engineering, Research and Development (“R&D”)

	Fiscal year ended June 30,

(in millions)	2005	2004	2003

Net R&D expenses	$340	$281	$268
Percentage of total revenues	16%	19%	20%

          Net R&D expenses increased $59 million or 21% to $340 million during fiscal year 2005 from $281 million during fiscal year 2004.  Net R&D expenses increased $13 million or 5% to $281 million during fiscal year 2004 from $268 million during fiscal year 2003.

          The gross dollars for R&D investment were partially offset by $8 million, $11 million and $18 million of external funding received during the fiscal years 2005, 2004 and 2003, respectively, for certain strategic development programs conducted with several of our customers and from government grants.

          The businesses acquired during this fiscal year contributed $23 million of the increase in net R&D expenses during fiscal year 2005.  For more information on the business combinations completed during fiscal year 2005, see Note 5 of the Notes to our Consolidated Financial Statements at Item 8 “Financial Statements and Supplementary Data” of this annual report. The reduction in R&D expenses as a percentage of revenue in fiscal year 2005 compared to the prior fiscal year was driven by our continued focus on cost reduction initiatives and by the increase in revenues.  We expect our net R&D expenses to increase in absolute dollars as we accelerate our investments in critical programs focusing on new technologies and enhancements to existing products.

          Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace.  To do this, we believe that we must continue to make substantial investments in our research and development efforts.  We remain committed to product development in new and emerging technologies as we address the yield challenges our customers face at future technology nodes.

Selling, General and Administrative (“SG&A”)

	Fiscal year ended June 30,

(in millions)	2005	2004	2003

SG&A expenses	$300	$249	$254
Percentage of total revenues	14%	17%	19%

          SG&A expenses increased $51 million or 21% to $300 million during fiscal year 2005 from $249 million during the fiscal year 2004.  SG&A expenses decreased $5 million or 2% to $249 million during fiscal year 2004 from $254 million during the fiscal year 2003.

          The increase in SG&A expenses compared to the prior fiscal year is due to an increase in customer application support, increased staffing, stock based compensation expense and consolidating the results of operations of the entities acquired during the quarter.  The businesses acquired during this fiscal year contributed $10 million of the increase in SG&A expenses during fiscal year 2005.  For more information on the business combinations completed during fiscal year 2005, see Note 5 of the Notes to our Consolidated Financial Statements at Item 8 “Financial Statements and Supplementary Data” of this annual report.  Also, stock-based compensation expense was $3 million for fiscal year 2005 compared to none in prior periods.  The reduction in selling, general and administrative expenses as a percentage of revenue was driven by our continued focus on cost reduction initiatives and by the increase in revenues.  We expect our selling, general and administrative expenses to increase in absolute dollars as we build up our organization to meet increased customer demands.

          The absolute dollars for selling, general and administrative expenses decreased in fiscal year 2004 compared to fiscal year 2003 primarily due to company mandated time-off, reductions in labor and discretionary spending as well as other cost saving measures implemented over fiscal years 2004 and 2003,  in response to the industry slowdown.

Restructuring and Other Costs

          There were no restructuring actions in fiscal year 2005 or 2004.  In fiscal year 2003, KLA-Tencor restructured certain of its operations to realign costs with planned business levels in light of the industry downturn.  Restructuring costs were classified into two main categories: facilities and other charges of $4.6 million and severance and benefits of $1.1 million.  As part of the facilities consolidation, KLA-Tencor exited several of its leased buildings and has included the remaining net book value of the related leasehold improvements as well as the future lease payments, net of anticipated sublease revenue, in the charge.

Severance and benefit charges were related to the involuntary termination of approximately 70 employees from manufacturing, engineering, sales, marketing, and administration in the United States, Japan and Europe.  The restructuring actions taken in fiscal year 2003 are proceeding as planned, with the termination of employees having been completed and the facilities related lease payments expected to be completed by the end of fiscal year 2006. In addition, during the first fiscal quarter of 2003, KLA-Tencor received $15.2 million as a second and final installment on the sale of software and intellectual property associated with its iSupport™ on-line customer support technology, which was netted against the above non-recurring charges, resulting in a reported net gain of $9.4 million.  In addition to the restructuring action, KLA-Tencor also recorded severance charges totaling $10.9 million in operating expenses, throughout fiscal year 2003, relating to a series of involuntary employee terminations.

          The annual estimated cost savings from the restructuring actions incurred prior to fiscal year 2004 was $9 million, of which $7 million related to workforce reductions and $2 million related to consolidation of facilities and was not expected to have a material effect on our cost of goods sold or operating expenses.  There were no material variances between the actual and anticipated costs of restructuring.  As of June 30, 2004, the remaining accrual balance was $821,000.  During the fiscal year ended June 30, 2005, the Company made lease payments of $632,000 related to the exited facilities.  As of June 30, 2005, the remaining accrual balance of $189,000 is related to lease payments on facilities exited prior to fiscal year 2004 and is expected to be paid by the end of fiscal year 2006. This remaining accrual is included in the consolidated balance sheets under the caption of other current liabilities.

Interest Income and Other, Net

	Fiscal year ended June 30,

(in millions)	2005	2004	2003

Interest income and other, net	$38	$27	$42
Percentage of total revenues	2%	2%	3%

          Interest income and other, net is comprised primarily of interest income earned on the investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as income recognized upon settlement of certain foreign currency contracts.

Provision for Income Taxes

          Our effective income tax rate was 25.3%, 25% and 24% in fiscal year 2005, 2004 and 2003, respectively.  In general, our effective income tax rate differs from the statutory rate of 35% largely as a function of benefits realized from our Extraterritorial Income (“ETI”) exclusion, research and development tax credits and tax exempt interest.

          The fiscal year 2005 effective tax rate of 25.3% includes the reinstatement of the Federal R&D credit, which yielded a benefit of $17.2 million or approximately 3%. The tax rate for fiscal year 2005 is favorably impacted by variances between the fiscal year 2004 tax return and the tax provision for that fiscal year.

          Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, non tax-deductible expenses incurred in connection with acquisitions, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of our tax planning strategies.

          The Internal Revenue Service commenced an audit of the Company’s fiscal year 2003 and 2004 corporate tax returns.  Liabilities for anticipated worldwide tax audit issues have been established based on our estimate of whether, and the extent to which, additional tax payments are probable. The Company believes that adequate reserves have been provided to cover any potential additional tax assessments.

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

          During the fiscal year ended June 30, 2005, the following actions were taken with regard to the New Equity Incentive Plan: a) a reserve of 11,000,000 shares was established, b) 1,465,853 shares were added to the reserve from the 1982 Stock Option Plan and the 2000 Nonstatutory Plan due to forfeitures or expiration, c) the 1982 Stock Option Plan was terminated; as a result, 12,358,625 shares expired, d) the 2000 Nonstatutory Plan was terminated; and, as a result, 3,447,748 shares expired, e)  the 1993 Stock Option Plan was terminated, as a result, 3,500 shares expired and f) The Metrology Stock Option Plan was terminated, as a result 4,238 shares expired.

          The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Available For Grant	Awards Outstanding	Weighted- Average Price

Balances at June 30, 2002	6,144,818	30,089,707	$28.60
Additional shares reserved	13,280,928	—	—
Options granted	(4,922,001)	4,922,001	35.26
Options canceled/expired	2,415,973	(2,415,973)	35.16
Options exercised	—	(2,861,777)	20.94

Balances at June 30, 2003	16,919,718	29,733,958	$29.94
Additional shares reserved	5,751,033	—	—
Options granted (1)	(6,298,343)	6,298,343	52.09
Options canceled/expired	978,478	(978,478)	38.66
Options exercised	—	(5,357,878)	25.74

Balances at June 30, 2004	17,350,886	29,695,945	$35.11
Additional shares reserved	18,369,456	—	—
Plan shares expired	(15,814,111)	—	—
Options granted(1)	(9,625,481)	9,625,481	40.31
Restricted stock units granted(2)	(732,528)	—	—
Options canceled/expired	2,267,362	(2,267,362)	41.84
Options exercised	—	(3,675,077)	26.56

Balances at June 30, 2005	11,815,584	33,378,987	$37.08

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

          During the fiscal year ended June 30, 2005, our Board of Directors approved the grant of 406,960 shares, respectively, of restricted stock units to selected members of our senior management.  These restricted stock units generally vest in two equal installments on the fourth and fifth anniversaries of the date of grant.  We recorded the $16.4 million value of these restricted stock unit grants as a component of shareholders’ equity and will amortize that amount over the service period.  The value of the restricted stock unit awards was based on the closing market price of our common stock on the date of award.  Amortization expense for these awards for the fiscal year ended June 30, 2005 was $2.3 million, the majority of which is included in selling, general and administrative expense.  These restricted stock units were included in the calculation of diluted earnings per share utilizing the treasury stock method.

Liquidity and Capital Resources

	As of June 30,

(in millions)	2005	2004	2003

Cash and cash equivalents	$874	$599	$450
Short-term marketable securities	1,321	534	507
Long-term marketable securities	—	743	531

Total cash, cash equivalents and marketable securities	$2,195	$1,876	$1,488

Percentage of total assets	55%	53%	52%

          We have historically financed our operations through cash generated from operations.  Cash provided by operating activities was $507 million, $350 million, and $246 million in fiscal year 2005, 2004 and 2003, respectively. Cash provided by operating activities in fiscal year 2005 consisted primarily of net income of $467 million increased by non-cash depreciation of $71 million, and increase in other current liabilities of $72 million, offset by a decrease in deferred system profit of $75 million, an increase in net deferred tax assets of $43 million and an increase in other assets of $33 million.

          Cash provided by operating activities during fiscal year 2004 consisted primarily of net income earned during the year of $244 million, increases in the deferred system profit of $107 million and other current liabilities of $116 million, partially offset by an increase in accounts receivable of $149 million and an increase in inventories of $79 million.

          Cash provided by operating activities during fiscal year 2003 consisted primarily of net income earned during the year of $137 million increased by non-cash depreciation of $71 million, a decrease in accounts receivable of $53 million, a decrease in inventories of $64 million, partially offset by a decrease in accounts payable of $19 million, a decrease in deferred system profit of $16 million and an increase in other assets of $17 million.

          Cash used in investing activities was $158 million, $321 million and $198 million in fiscal year 2005, 2004 and 2003, respectively.  Investing activities typically consist of purchases and sales or maturities of marketable securities, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new market segments or emerging technologies.

          We used $81 million of cash in financing activities in fiscal year 2005, compared with $113 million and $27 million of cash generated from financing activities in fiscal year 2004 and 2003 respectively.  Financing activities include dividend payments to our common stockholders, and sales and repurchases of our common stock.  Issuance of common stock provided $134 million, $169 million and $92 million in fiscal year 2005, 2004 and 2003, respectively. We used $204 million, $56 million and $66 million in fiscal year 2005, 2004 and 2003, respectively to repurchase shares of our common stock under the stock repurchase program initiated in 1997.     During the third fiscal quarter of 2005, our Board of Directors also approved the initiation of a quarterly cash dividend and declared a dividend of 12 cents per share of our outstanding common stock, payable on June 1, 2005 to our stockholders of record on May 2, 2005.  The total amount of dividend paid during the fourth quarter of fiscal year 2005 was $24 million.  Further, the dividend for the first fiscal quarter of 2006 was declared on August 4, 2005 and is payable to our stockholders of record on August 15, 2005.  The total amount of dividend payable during the first quarter of fiscal year 2006 is approximately $24 million.

          At June 30, 2005, our principal sources of liquidity consisted of $2.2 billion of cash, cash equivalents, and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries.  Although cash requirements will fluctuate based on the timing and extent of these factors, our management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

          The following is a schedule summarizing our significant operating lease commitments as of June 30, 2005 (in millions):

	Payments Due by Fiscal Year

	Total	2006	2007	2008	2009	2010	Thereafter

Operating leases	$25.7	$8.4	$6.1	$3.9	$2.8	$1.6	$2.9

          We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse.  During the years ended June 30, 2005 and 2004, approximately $306 million and $166 million of receivables were sold under these arrangements, respectively.

          In addition, from time to time we will discount without recourse, Letters of Credit (“LCs”) received from customers in payment of goods.  During the years ended June 30, 2005 and 2004, several LCs were sold with proceeds totaling $30 million and $42 million, respectively.  Discounting fees were $195,000 and $215,000 for the years ended June 30, 2005 and 2004, respectively.

          We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components.  Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties.  This forecast time-horizon can vary among different suppliers.  We estimate our open inventory purchase commitment as of June 30, 2005 to be approximately $147 million.  Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

          Working capital increased to $2.3 billion as of June 30, 2005, compared to $1.3 billion at June 30, 2004. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries.  Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

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

          Recently enacted and proposed changes in securities laws and regulations

          Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. Sarbanes- Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In particular, we expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal control over financial reporting. In addition, The Nasdaq National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

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

Effects of Recent Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In March 2005, the SEC issued SAB 107, which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for us beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 123(R) will have a material impact on our consolidated results of operations, financial position and statement of cash flows.  We are evaluating what pricing model to select upon adoption and the impact by financial statement line. Based on preliminary analysis, we believe the impact on our consolidated results of operations will be similar to the proforma impact disclosed under SFAS No. 123 in periods prior to adoption of SFAS No. 123(R).

          In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is not expected have a material effect on our consolidated financial position, results of operations or cash flows.

          In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of our fiscal 2006. The adoption of this Interpretation is not expected to have a material effect on our consolidated financial position or results of operations.

          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for us for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006.  The adoption of SFAS No. 153 is not expected to have a material effect on our consolidated financial position or results of operations.

          In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We completed our evaluation of the Foreign Earnings Repatriation Provisions and decided not to repatriate foreign earnings because it was not beneficial to the Company.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”.  SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges.  The provisions of SFAS No.151 are effective for the fiscal year beginning July 1, 2005.  The adoption of SFAS No. 151 is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

          In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-1. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method.  In September  2004, the Financial  Accounting  Standards  Board  approved  the  issuance of a FASB Staff Position to delay the requirement to record  impairment  losses under EITF 03-1. The approved delay applies to all  securities  within the scope of EITF 03-1. We will evaluate the impact of EITF 03-1 once the final guidance is issued.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at June 30, 2005. Actual results may differ materially.

          At the end of fiscal year 2005, we had an investment portfolio of fixed income securities of $1.3 billion, excluding those classified as cash and cash equivalents (detail of these securities is included in Note 3 of the Notes to Consolidated Financial Statements found under Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K).  These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2005, the fair value of the portfolio would have declined by $5.5 million.

          As of June 30, 2005, we had net forward contracts to sell $289 million in foreign currency in order to hedge currency exposures (detail of these contracts is included in Note 12 of the Notes to the Consolidated Financial Statements under “Derivative Instruments.”  If we had entered into these contracts on June 30, 2005, the U.S. dollar equivalent would be $281 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $39 million.  However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount.  Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on income or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLA-TENCOR CORPORATION
Consolidated Balance Sheets

	As of June 30,

(in thousands, except per share data)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$874,509	$598,698
Marketable securities	1,320,677	534,456
Accounts receivable, net	333,218	372,773
Inventories, net	358,339	337,414
Deferred income taxes	265,467	310,150
Other current assets	50,435	38,011

Total current assets	3,202,645	2,191,502
Land, property and equipment, net	385,222	376,052
Marketable securities	—	743,202
Other assets	398,505	228,423

Total assets	$3,986,372	$3,539,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,717	$63,991
Deferred system profit	209,899	284,813
Unearned revenue	80,122	57,318
Other current liabilities	574,124	505,507

Total current liabilities	931,862	911,629

Commitments and contingencies (Note 11)
Minority interest in subsidiary	9,253	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 196,624 and 196,836 shares issued and outstanding	196	196
Capital in excess of par value	957,541	984,608
Deferred stock based compensation	(14,415)	—
Retained earnings	2,083,638	1,640,587
Accumulated other comprehensive income	18,297	2,159

Total stockholders’ equity	3,045,257	2,627,550

Total liabilities and stockholders’ equity	$3,986,372	$3,539,179

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Operations

	Year ended June 30,

(in thousands except per share data)	2005	2004	2003

Revenues:
Product	$1,770,300	$1,200,160	$1,060,142
Service	314,853	296,558	262,907

Total revenues	2,085,153	1,496,718	1,323,049

Costs and operating expenses:
Costs of revenues	862,353	670,013	671,505
Engineering, research and Development	340,277	280,641	268,291
Selling, general and Administrative	299,961	248,706	253,933
Non-recurring restructuring and other	—	—	(9,402)

Total costs and operating expenses	1,502,591	1,199,360	1,184,327

Income from operations	582,562	297,358	138,722
Interest income and other, net	37,755	27,358	41,796

Income before income taxes and minority interest	620,317	324,716	180,518
Provision for income taxes	157,000	81,015	43,327

Income before minority interest	463,317	243,701	137,191
Minority interest	3,378	—	—

Net income	$466,695	$243,701	$137,191

Net income per share:
Basic	$2.38	$1.25	$0.72

Diluted	$2.32	$1.21	$0.70

Weighted average number of shares:
Basic	196,346	194,976	189,817

Diluted	201,014	201,799	194,785

See accompanying notes to consolidated financial statements.

KLA-Tencor Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Deferred Stock- Based Compensation	Accumulated Other Comprehensive Income	Totals

(in thousands)	Shares	Amount

Balances at June 30, 2002	189,752	$765,946	$1,259,695	—	$4,587	$2,030,228
Components of comprehensive income:
Net income	—	—	137,191	—	—	137,191
Change in unrealized gain on investments	—	—	—	—	(7,281)	(7,281)
Currency translation adjustments	—	—	—	—	5,136	5,136
Deferred gains on cash flow hedging instruments	—	—	—	—	1,245	1,245

Total comprehensive income						136,291

Net issuance under employee stock plans	3,953	92,499	—	—	—	92,499
Repurchase and retirement of common stock	(1,972)	(65,912)	—	—	—	(65,912)
Tax benefits of stock option transactions	—	22,435	—	—	—	22,435

Balances at June 30, 2003	191,733	$814,968	$1,396,886	—	$3,687	$2,215,541
Components of comprehensive income:
Net income	—	—	243,701	—	—	243,701
Change in unrealized gain on investments	—	—	—	—	(9,724)	(9,724)
Currency translation adjustments	—	—	—	—	10,009	10,009
Deferred gains on cash flow hedging instruments	—	—	—	—	(1,813)	(1,813)

Total comprehensive income						242,173

Net issuance under employee stock plans	6,278	168,812	—	—	—	168,812
Repurchase and retirement of common stock	(1,175)	(55,806)	—	—	—	(55,806)
Tax benefits of stock option transactions	—	56,830	—	—	—	56,830

Balances at June 30, 2004	196,836	$984,804	$1,640,587	$—	$2,159	$2,627,550
Components of comprehensive income:
Net income	—	—	466,695	—	—	466,695
Change in unrealized gain on investments	—	—	—	—	5,315	5,315
Currency translation adjustments	—	—	—	—	3,929	3,929
Deferred gains on cash flow hedging instruments	—	—	—	—	6,894	6,894

Total comprehensive income						482,833

Net issuance under employee stock plans	4,734	133,602	—	—	—	133,602
Repurchase and retirement of common stock	(4,946)	(203,658)	—	—	—	(203,658)
Issuance of restricted stock units	—	16,423	—	(16,423)	—	—
Stock options assumed in acquisitions	—	1,490	—	(908)	—	582
Amortization of deferred stock-based compensation	—	—	—	2,916	—	2,916
Cash dividends paid ($0.12 per share)	—	—	(23,644)	—	—	(23,644)
Tax benefits of stock option transactions	—	24,525	—	—	—	24,525
Other	—	551	—	—	—	551

Balances at June 30, 2005	196,624	$957,737	$2,083,638	$(14,415)	$18,297	$3,045,257

See accompanying notes to consolidated financial statements.

KLA-Tencor Corporation
Consolidated Statements of Cash Flows

	Year ended June 30,

(in thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$466,695	$243,701	$137,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,853	82,926	71,448
Non-cash stock based compensation	2,916	—	—
Minority interest	(3,378)	—	—
Net (gain) loss on sale of marketable securities and other investments	3,204	(8,889)	(24,082)
Non-recurring restructuring charges	—	—	(11,912)
Deferred income taxes	(42,604)	(24,578)	(10,629)
Tax benefit from employee stock options	24,525	56,830	22,435
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	36,645	(149,240)	53,468
Inventories	(18,778)	(78,616)	64,215
Other assets	(33,254)	(26,291)	(17,183)
Accounts payable	2,751	30,104	(19,093)
Deferred system profit	(74,914)	107,327	(16,366)
Other current liabilities	72,074	116,403	(3,235)

Net cash provided by operating activities	506,735	349,677	246,257

Cash flows from investing activities:
Acquisitions of businesses, net of cash received	(44,628)	—	—
Purchase of property, plant and equipment	(59,675)	(55,528)	(133,766)
Proceeds from sale of property, plant and equipment	—	—	3,197
Purchase of available-for-sale securities	(2,579,371)	(2,078,409)	(1,688,769)
Proceeds from sale of available-for-sale securities	2,205,354	1,649,558	1,541,455
Proceeds from maturity of available-for-sale securities	320,252	163,823	79,769

Net cash used in investing activities	(158,068)	(320,556)	(198,114)

Cash flows from financing activities:
Issuance of common stock	133,602	168,812	92,499
Payment of dividends to stockholders	(23,644)	—	—
Stock repurchases	(203,658)	(55,806)	(65,912)
Proceeds from sale of minority interest in subsidiary	12,631	—	—

Net cash provided by (used in) in financing activities	(81,069)	113,006	26,587

Effect of exchange rate changes on cash and cash equivalents	8,213	6,968	2,753

Net increase in cash and cash equivalents	275,811	149,095	77,483
Cash and cash equivalents at beginning of period	598,698	449,603	372,120

Cash and cash equivalents at end of period	$874,509	$598,698	$449,603

Supplemental cash flow disclosures:
Income taxes paid, net	$185,315	$11,899	$7,053
Interest paid	$1,114	$647	$352
Supplemental non-cash investing activities:
Software and technology exchanged for common stock of public company	$—	$—	$15,152

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

          The Consolidated Financial Statements include the accounts of KLA-Tencor and its majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests. All significant intercompany balances and transactions have been eliminated.

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

          Reclassifications  Certain prior period balances have been reclassified to conform to the current financial statement presentation.  These reclassifications had no impact on previously reported results of operation or stockholders’ equity.

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

          Cash Equivalents and Marketable Securities  All highly liquid debt instruments with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents.  Prior to the third fiscal quarter of 2005, the Company classified a portion of its available-for-sale securities as long-term investments.  During the third fiscal quarter of 2005, the Company made the determination that these investments be available for use in current operations.  Therefore, as of June 30, 2005, the Company classified all available-for-sale securities as short-term investments or cash equivalents. Marketable securities are generally classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of accumulated other comprehensive income. The fair value of marketable securities is based on quoted market prices. All realized gains and losses and unrealized losses and declines in fair value that are other than temporary are recorded in earnings in the period of occurrence. The specific identification method is used to determine the realized gains and losses on investments.  Certain equity securities were classified as trading securities prior to December 31, 2003.  These trading securities were reported at fair value determined based on quoted market prices at the reporting date for those instruments, with unrealized gains or losses included in earnings for the applicable period. As of December 31, 2003, all of the trading securities had been sold.

          Non Marketable Equity Securities and Other Investments   KLA-Tencor acquires certain equity investments for the promotion of business and strategic objectives, and to the extent these investments continue to have strategic value, KLA-Tencor typically does not attempt to reduce or eliminate the inherent market risks. Non-marketable equity securities and other investments are recorded at historical cost. KLA-Tencor’s proportionate share of income or losses from investments is accounted for under the equity method and any gain or loss is recorded in interest income and other, net. Non-marketable equity securities, equity-method investments, and other investments are included in “Other assets” on the balance sheet. Non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by KLA-Tenco r or others. If an investee obtains additional funding at a valuation lower than KLA-Tencor’s carrying amount, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, for example if KLA-Tencor holds contractual rights that include a preference over the rights of other investors. Impairment of non-marketable equity securities is recorded in interest income and other, net.

          Inventories  Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.  Demonstration units are stated at their manufacturing cost and reserves are recorded to state the demonstration units at their net realizable value. KLA-Tencor reviews the adequacy of its inventory reserves on a quarterly basis.  The Company reviews and sets standard costs semi-annually at current manufacturing costs in order to approximate actual costs.  The Company’s manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity.  Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are recognized as current period charges.  The Company writes down inventory based on forecasted demand and technological obsolescence.  These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements.  Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values.

          Property and Equipment  Property and equipment are recorded at cost, net of accumulated depreciation.  Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets, which are thirty to thirty-five years for buildings, ten to fifteen years for leasehold improvements, five to seven years for furniture and fixtures, and three to five years for machinery and equipment.  Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Construction in process does not depreciate until the assets are placed in service.  Depreciation expense for the years ended June 30, 2005, 2004 and 2003 was $66 million, $69 million, and $60 million, respectively.

          Goodwill and Intangible Assets  As required by SFAS No. 142, goodwill is not amortized but is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach.  Purchased technology, patents, trademarks and other intangible assets are presented at cost, net of accumulated amortization.  Intangible assets are amortized over their estimated useful lives and assessed for impairment under SFAS No. 144.  The Company completed its annual evaluation of the goodwill by reporting unit during the quarter ended December 31, 2004, and concluded that there was no impairment.   There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of fiscal year 2005.

          Software Development Costs   Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility of the product has been established.  Software development costs incurred after technological feasibility has been established are capitalized up to the time the product is available for general release to customers.  At June 30, 2005 and 2004, there were no amounts capitalized as KLA-Tencor’s current development process is essentially completely concurrent with the establishment of technological feasibility.

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

          KLA-Tencor is exposed to credit loss in the event of nonperformance by counterparties on the foreign exchange contracts used in hedging activities and in certain factoring transactions. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to us.

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

          Derivative Financial Instruments   KLA-Tencor uses financial instruments, such as forward exchange contracts, to hedge a portion of, but not all, existing and forecasted foreign currency denominated transactions expected to occur within twelve months. The purpose of KLA-Tencor’s foreign currency program is to manage the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The effect of exchange rate changes on forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. KLA-Tencor believes these financial instruments do not subject it to speculative risk that would otherwise result from changes in currency exchange rates. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes.

          All of KLA-Tencor’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of forecasted foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

          Warranty KLA-Tencor provides standard warranty coverage on its systems for twelve months, providing labor and parts necessary to repair the systems during the warranty period.  KLA-Tencor accounts for the estimated warranty cost as a charge to cost of revenues when revenue is recognized.  The estimated warranty cost is based on historical product performance and field expenses.  Utilizing actual service records, KLA-Tencor calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge.  KLA-Tencor updates these estimated charges every quarter.  The actual product performance and/or field expense profiles may differ, and in those cases KLA-Tencor adjusts warranty accruals accordingly (see Note 11 “Commitments and Contingencies”).

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

          Total revenue recognized under conditions where KLA-Tencor deviates from the need for a written acceptance by the customer were approximately 6.6% of total revenue for fiscal year 2005, 4.9% of total revenue for fiscal year 2004 and 3.1% of total revenue for fiscal years 2003.  Shipping charges billed to customers are included in system revenue and the related shipping costs are included in cost of revenues.

          KLA-Tencor also allows for multiple element revenue arrangements in cases where certain elements of a sales contract are not delivered and accepted at the same time.  In such cases, KLA-Tencor defers the relative fair value of the undelivered element until that element is delivered to and accepted by the customer.  To be considered a separate element, the product or service in question must represent a separate unit of accounting, and fulfill the following criteria. (a), the delivered item(s) has value to the customer on a standalone basis; (b), there is objective and reliable evidence of the fair value of the undelivered item(s); and (c), if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.  If the arrangement does not meet all the above criteria, the entire amount of the sales contract is deferred until all elements are accepted by the customer.

          Spare parts revenue is recognized when the product has been shipped, risk of loss has passed to the customer and collection of the resulting receivable is probable.

          Service and maintenance contract revenue is recognized ratably over the term of the maintenance contract.  If maintenance is included in an arrangement, which includes a software license agreement, amounts related to maintenance are allocated based on vendor specific objective evidence. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for twelve months.  Non-standard warranty is deferred as unearned revenue and is recognized ratably as revenue when the applicable warranty term period commences.  Consulting and training revenue is recognized when the related services are performed, and collectiblity is reasonably assured.

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

          The deferred profit balance as of June 30, 2005 and 2004 was $210 million and $285 million, respectively and equals the amount of system revenue that was invoiced and due on shipment but deferred, less applicable product and warranty costs. KLA-Tencor also defers the fair value of non-standard warranty bundled with equipment sales as unearned revenue. The unearned revenue balance as of   June 30, 2005 and 2004 was $80 million and $57 million, respectively.

          Strategic Development Agreements  Gross engineering, research and development expenses were partially offset by $8 million, $11 million and $18 million in external funding received under certain strategic development programs conducted with several of KLA-Tencor’s customers and government grants in fiscal year 2005, 2004 and 2003, respectively.

          Shipping and Handling Costs  Shipping and handling costs are included as a component of cost of sales.

          Advertising Expenses  Advertising costs are expensed as incurred.  Advertising expenses for fiscal years 2005, 2004 and 2003 were $4.6 million, $3.9 million and $3.6 million, respectively.

          Income Taxes  KLA-Tencor accounts for income taxes under an asset and liability approach.  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions.

          Earnings Per Share  Basic earnings per share  is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by using the weighted average number of common shares outstanding during the period and gives effect to all dilutive potential common shares outstanding during the period. The reconciling difference between the computation of basic and diluted earnings per share presented is the inclusion of the dilutive effect of stock options and restricted stock units.

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

	2005	2004	2003

Stock option plan:
Expected stock price volatility	58%	60%	70%
Risk free interest rate	3.6%	3.4%	2.8%
Dividend yield(1)	0.04%	--	--
Expected life of options (in years)	5.6	5.5	5.5
Stock purchase plan:
Expected stock price volatility	34%	47%	75%
Risk free interest rate	3.4%	1.6%	2.2%
Expected life of options (in years)	1-2	1-2	1-2

(1) During the third fiscal quarter of 2005, the Company’s Board of Directors approved the initiation of a quarterly cash dividend of 12 cents per share of outstanding common stock.

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

Year ended June 30,	2005	2004	2003

Net income – as reported	$466,695	$243,701	$137,191
Add:
Stock-based compensation expense included in reported net income, net of tax	1,831	—	—
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(93,281)	(82,446)	(90,880)

Net income – pro forma	$375,245	$161,255	$46,311

Earnings per share:
As reported
Basic	$2.38	$1.25	$0.72

Diluted	$2.32	$1.21	$0.70

Pro forma
Basic	$1.91	$0.83	$0.24

Diluted	$1.87	$0.80	$0.24

          Variable Interest Entities   In December 2003, FASB revised FIN 46(R). FIN 46(R) requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. KLA-Tencor adopted FIN 46(R) effective March 31, 2004. KLA-Tencor had a minority equity interest in a development stage company for which KLA-Tencor was considered to be the primary beneficiary within the provisions of FIN 46(R).  KLA-Tencor consolidated this entity as of March 31, 2004.  During the fiscal quarter ended December 31, 2004, KLA-Tencor acquired the remaining equity outstanding in this entity.  Subsequently, KLA-Tencor transferred the assets of this entity to a limited liability corporation in which a third party acquired a minority interest (see Note 5 Business Combinations).  The impact of the consolidation did not have a material impact on KLA-Tencor’s financial position or results of operations.  KLA-Tencor has concluded that none of the Company’s remaining equity investments are not material to the Company’s financial position and do not require consolidation as they are either not variable interest entities or in the event they are variable interest entities, that KLA-Tencor is not considered to be the primary beneficiary.

          Recent Accounting Pronouncements     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In March 2005, the SEC issued SAB 107, which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for the Company beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 123(R) will have a material impact on the Company’s consolidated results of operations, financial position and statement of cash flows.  The Company is evaluating what pricing model to select upon adoption and the impact by financial statement line. Based on preliminary analysis, the Company believes the impact on the Company’s consolidated results of operations will be similar to the proforma impact disclosed under SFAS No. 123 in periods prior to adoption of SFAS No. 123(R).

          In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is not expected have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

          In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company completed its evaluation of the Foreign Earnings Repatriation Provisions and decided not to repatriate foreign earnings because it was not beneficial to the Company.

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

NOTE 2 – FINANCIAL STATEMENT COMPONENTS

Consolidated Balance Sheets

June 30, (in thousands)	2005	2004

Accounts receivable, net
Accounts receivable, gross	$345,443	$385,171
Allowance for doubtful accounts	(12,225)	(12,398)

	$333,218	$372,773

Inventories, net
Customer service parts	$124,631	$104,445
Raw materials	87,298	92,070
Work-in-process	64,388	69,497
Finished goods and demonstration equipment	82,022	71,402

	$358,339	$337,414

Land, property and equipment, net
Land	$84,548	$84,053
Buildings and improvements	154,405	149,813
Machinery and equipment	348,145	306,309
Office furniture and fixtures	41,480	41,251
Leasehold improvements	138,787	135,622
Construction in process	6,276	14,672

	773,641	731,720
Less: accumulated depreciation	(388,419)	(355,668)

	$385,222	$376,052

Other assets
Goodwill & other intangibles, net	$58,670	$20,621
Long-term investments	137,143	110,287
Deferred tax assets – long-term	192,613	88,593
Other	10,079	8,922

	$398,505	$228,423

June 30, (in thousands)	2005	2004

Other current liabilities
Warranty and retrofit	$52,845	$44,497
Compensation and benefits	251,060	224,191
Income taxes payable	142,855	146,632
Restructuring accrual	189	821
Other accrued expenses	127,175	89,366

	$574,124	$505,507

Accumulated other comprehensive income (loss):
Currency translation adjustments	$11,374	$7,445
Gains (losses) on cash flow hedging instruments	5,335	(1,559)
Unrealized gains (losses) on investments, net of taxes (benefits) of $945 in 2005 and $(2,353) in 2004	1,588	(3,727)

	$18,297	$2,159

Consolidated Statements of Operations

Year ended June 30, (in thousands)	2005	2004	2003

Interest income and other, net
Interest income	$38,783	$20,359	$24,466
Interest expense	(1,750)	(519)	(386)
Foreign exchange gain (loss)	4,762	3,527	(3,058)
Realized gains (losses) on sale of investments	(2,889)	8,889	21,780
Other	(1,151)	(4,898)	(1,006)

	$37,755	$27,358	$41,796

NOTE 3 – MARKETABLE SECURITIES

          The amortized costs and estimated fair value of securities available-for-sale as of June 30, 2005 and 2004 are as follows:

June 30, 2005 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasuries	$42,898	$19	$(335)	$42,582
Mortgage-backed securities	34,798	—	—	34,798
Municipal bonds	1,457,114	1,295	(2,561)	1,455,848
Corporate equity securities	7,772	4,115	—	11,887
Money market bank deposits and other	520,124	—	—	520,124

	2,062,706	5,429	(2,896)	2,065,239
Less: Cash equivalents	744,571	—	(9)	744,562
Short-term marketable securities	1,318,135	5,429	(2,887)	1,320,677

Long-term marketable securities	$—	$—	$—	$—

June 30, 2004 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasuries	$113,873	$298	$(596)	$113,575
Mortgage-backed securities	15,215	18	(85)	15,148
Municipal bonds	1,406,776	604	(6,496)	1,400,884
Corporate equity securities	928	250	(73)	1,105
Money market bank deposits and other	212,307	—	—	212,307

	1,749,099	1,170	(7,250)	1,743,019
Less: Cash equivalents	465,447	—	(86)	465,361
Short-term marketable securities	537,109	447	(3,100)	534,456

Long-term marketable securities	$746,543	$723	$(4,064)	$743,202

          Prior to the third fiscal quarter of 2005, the Company classified auction rate securities with reset dates of 90 days or less, as cash equivalents on the Consolidated Balance Sheets.  In the third fiscal quarter of 2005, the Company classified all auction rate securities as short-term investments.  To conform to the current year presentation, the Company reclassified $204.0 million and $157.3 million of auction rate securities from cash equivalents to short-term investments as of June 30, 2004 and 2003, respectively.  This change in classification had no effect on the amounts previously reported under the headings of “total current assets”, “total assets”, “net income” or “cash flow from operations” of the Company.  The impact on the Consolidated Statement of Cash Flows was an increase of $46.7 million and $99.6 million in cash used in investing activities for the year ended June 30, 2004 and 2003, respectively.

          The following table summarizes the amounts in the Consolidated Balance Sheets as previously reported and as reclassified (in thousands):

	As Reported			As Reclassified

Year ended June 30,	Cash and Cash Equivalents	Short-term Marketable Securities	Total	Cash and Cash Equivalents	Short-term Marketable Securities	Total

2004	$802,678	$330,476	$1,133,154	$598,698	$534,456	$1,133,154
2003	$606,903	$350,061	$956,964	$449,603	$507,361	$956,964

          The following table summarizes the amounts in the Consolidated Statement of Cash Flows as previously reported and as reclassified (in thousands):

	As Reported			As Reclassified

Year ended June 30,	Purchase of available for sale securities	Proceeds from sale of available for sale securities	Total	Purchase of available for sale securities	Proceeds from sale of available for sale securities	Total

2004	$(1,736,822)	$1,354,651	$(382,171)	$(2,078,408)	$1,649,558	$(428,850)
2003	$(1,288,151)	$1,240,437	$(47,714)	$(1,688,769)	$1,541,455	$(147,314)

          Prior to the third fiscal quarter of 2005, the Company classified a portion of its available-for-sale securities as long-term investments.  During the quarter ended March 31, 2005, the Company made the determination that these investments will be available for use in current operations.  Therefore, as of June 30, 2005, the Company classified all available-for-sale securities as short-term investments or cash equivalents.

          KLA-Tencor’s investment portfolio consists of both corporate and government securities that have a maximum maturity of 10 years.  The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields.

As yields increase, those securities with a lower yield-at-cost show a mark-to market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. We have the ability to realize the full value of all these investments upon maturity.  The following table summarizes the fair value and gross unrealized losses of our investments, aggregated by investment instrument and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2005 (in thousands):

	Total in a loss position(1)

	FMV	Gross Unrealized Losses

U.S Government and agency securities	$48,655	(259)
Asset-backed securities	20,089	(76)
Municipal bonds	493,173	(2,561)

Total	$561,917	(2,896)

(1) Of the total gross unrealized losses approximately $1.2 million of gross unrealized losses relates primarily to municipal bonds with a fair value of $125.0 million that have been in a loss position for 12 months or more.

The contractual maturities of debt securities classified as available-for-sale as of June 30, 2005, regardless of the consolidated balance sheet classification, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value

Due within one year	$1,308,083	$1,307,637
Due after one year through three years	425,286	423,551
Due after three years	321,565	322,164

	$2,054,934	$2,053,352

          Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Net realized losses for the year ended June 30, 2005 were approximately $3.2 million.  Net realized gains for the years ended June 30, 2004 and 2003 were approximately $9 million and $22 million, respectively.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

          The carrying value of goodwill was $47.4 million and $17.6 million as of June 30, 2005 and 2004, respectively, and was allocated to KLA-Tencor’s reporting units pursuant to SFAS No. 142.  In accordance with SFAS No. 142, KLA-Tencor completed its annual evaluation of the goodwill by reporting unit during the quarter ended December 31, 2004, and concluded that there was no impairment.   There have been no significant events or circumstances affecting the valuation of goodwill subsequent to our impairment test performed in the second quarter of fiscal year 2005.

Other Intangible Assets

          The components of other intangible assets as of June 30, 2005 (in thousands) were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Existing technology	$12,537	$2,807	$9,730
Patents	4,761	3,889	872
Trademark	1,225	602	623
Other	200	200	—

Total	$18,723	$7,498	$11,225

          The components of other intangible assets as of June 30, 2004 (in thousands) were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Existing technology	$1,852	$992	$860
Patents	4,761	2,823	1,938
Trademark	625	417	208

Total	$7,238	$4,232	$3,006

          For the fiscal years ended June 30, 2005 and 2004, amortization expense for other intangible assets was $3.3 million and $1.5 million, respectively.  Based on intangible assets recorded at June 30, 2005, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal year ended June 30:	Amount

2006	$2,784
2007	1,953
2008	1,582
2009	1,458
2010	1,458
Thereafter	1,990

Total	$11,225

NOTE 5 – BUSINESS COMBINATIONS

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

          During the fiscal year 2005, the Company completed the acquisition of the following three businesses for net cash consideration of approximately $43.5 million primarily to expand the Company’s product portfolio.

Entity	Date Acquired	Business

Candela Instruments	October 2004	Laser-based surface inspection systems optimized for the data storage industry

Blue29 Corporation	October 2004	Electroless metal deposition

Inspex Incorporated	August 2004	Wafer inspection

          The following table summarizes the estimated fair values of the net assets acquired at the date of the acquisitions (in thousands):

Amount

Cash	$4,653
Purchased in-process research & development	700
Existing technology	10,685
Trademarks	600
Other intangible assets	200
Other tangible assets and liabilities	(1,615)
Deferred stock based compensation	908
Deferred tax asset	4,827
Goodwill	28,713

Net assets acquired	$49,671

Cash consideration	$48,181
Value of stock options assumed	1,490

Total consideration	$49,671

          In connection with certain business combinations and purchased technology transactions entered into prior to fiscal year 2005, KLA-Tencor was subject to $1.1 million contingent consideration based upon sales volume and the occurrence of other events.  The payment of the contingency in the quarter ended December 31, 2004 also resulted in an increase to goodwill.

          In connection with the acquisitions completed during the fiscal year 2005, KLA-Tencor is subject to a $9.1 million contingent cash payment based on the continued employment of certain employees over two years.  The contingency is accounted for as compensation expense over the contingent employment period.  None of this amount was paid at June 30, 2005.

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

          The deferred stock based compensation recognized in connection with these business combinations is being amortized over the period earned. Amortization of deferred stock-based compensation was $627,000 during the fiscal year ended June 30, 2005.

          During the quarter ended December 31, 2004, KLA-Tencor acquired the remaining equity outstanding of Blue29, its variable interest entity consolidated after adoption of FIN46(R).  Subsequently, KLA-Tencor transferred the assets of Blue29 to a limited liability corporation in which a third party acquired a minority interest for total proceeds of $12.6 million.

          Pro-forma earnings information has not been presented because the effect of these acquisitions was not material either on an individual or an aggregate basis.

NOTE 6 - NON-RECURRING RESTRUCTURING CHARGES

          There were no restructuring actions in fiscal year 2005 or 2004.  In fiscal year 2003, KLA-Tencor restructured certain of its operations to realign costs with planned business levels in light of the industry downturn.  Restructuring costs were classified into two main categories: facilities and other charges of $4.6 million and severance and benefits of $1.1 million.  As part of the facilities consolidation, KLA-Tencor exited several of its leased buildings and has included the remaining net book value of the related leasehold improvements as well as the future lease payments, net of anticipated sublease revenue, in the charge.  Severance and benefit charges were related to the involuntary termination of approximately 70 employees from manufacturing, engineering, sales, marketing, and administration in the United States, Japan and Europe.  The restructuring actions taken in fiscal year 2003 are proceeding as planned, with the termination of employees having been completed and the facilities related lease payments KLA-Tencor expects to  complete by the end of fiscal year 2006. In addition, during the first fiscal quarter of 2003, KLA-Tencor received $15.2 million as a second and final installment on the sale of software and intellectual property associated with its iSupport™ on-line customer support technology, which was netted against the above non-recurring charges, resulting in a reported net gain of $9.4 million.  In addition to the restructuring action, KLA-Tencor also recorded severance charges totaling $10.9 million in operating expenses, throughout fiscal year 2003, relating to a series of involuntary employee terminations.

          As of June 30, 2004, the remaining accrual balance was $821,000.  During the fiscal year ended June 30, 2005, the Company made lease payments of $632,000 related to the exited facilities.  As of June 30, 2005, the remaining accrual balance of $189,000 is related to lease payments on facilities exited prior to fiscal year 2004 and is expected to be paid by the end of fiscal year 2006. This remaining accrual is included in the consolidated balance sheets under the caption of other current liabilities.

NOTE 7 – EARNINGS PER SHARE

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

          The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

Fiscal year ended June 30,	2005	2004	2003

Numerator:
Net income	$466,695	$243,701	$137,191
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	196,346	194,976	189,817
Effect of dilutive options and restricted stock	4,668	6,823	4,968

Denominator for diluted earnings per share	201,014	201,799	194,785

Basic earnings per share	$2.38	$1.25	$0.72

Diluted earnings per share	$2.32	$1.21	$0.70

          Potentially dilutive securities that were excluded from the computation of diluted earnings per share for the above periods because their effect would have been anti-dilutive were as follows (in thousands except price data):

Fiscal year ended June 30,	2005	2004

Number of shares	9,924	2,192
Price range	$43.61-$68.00	$53.14-$68.00

          During the quarter ended March 31, 2005, the Company’s Board of Directors authorized a quarterly cash dividend of $0.12 per share with the first dividend payable on June 1, 2005 to shareholders of record as of May 2, 2005.  The total amount of dividend paid during the fourth quarter of fiscal year 2005 was $24 million.

NOTE 8 - STOCKHOLDERS’ EQUITY

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

          Stock Repurchase Program  In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. This plan was entered into to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans, and to return excess cash to the Company’s shareholders.  Since the inception of the repurchase program in 1997 through June 30, 2005 the Board of Directors had authorized KLA-Tencor to repurchase a total of 27.8 million shares, including 10 million shares authorized in February 2005.

          Share repurchases for the fiscal years ended June 30, 2005 and 2004 were as follows (in thousands):

Fiscal year ended June 30,	2005	2004

Number of shares of common stock repurchased	4,946	1,175
Total cost of repurchase	$203,658	$55,806

          As of June 30, 2005, the amount related to unsettled share repurchases was $2.7 million.

          Employee Stock Purchase Plan  KLA-Tencor’s employee stock purchase plan provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase of KLA-Tencor’s common stock. The employee’s purchase price is derived from a formula based on the fair market value of the common stock at the time of enrollment into the offering period versus the fair market value on the date of purchase.  Offering periods are generally two years in length.  As the plan is non-compensatory under APB 25, no compensation expense is recorded in connection with the plan.  In fiscal years 2005, 2004 and 2003 employees purchased 1,059,415; 958,698 and 1,071,571 of shares issued at a weighted average fair value of $34.43, $31.99 and $30.26, respectively.

          The plan shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2,000,000 shares or the number of shares which the KLA-Tencor estimates will be required to issue under the plan during the forthcoming fiscal year. At June 30, 2005, a total of 1,804,736 shares were reserved and available for issuance under this plan.

          Equity Incentive Program  The equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees (“Knowledge Employees”), and align stockholder and employee interests.  The equity incentive program consists of two plans: one under which non-employee directors may be granted options to purchase shares of our stock, and another in which non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Under our equity incentive program, stock options generally have a vesting period of five years, are exercisable for a period not to exceed ten years from the date of issuance and are generally granted at prices not less than the fair market value of our common stock at the grant date.  Restricted stock units may be granted with varying criteria such as time based or performance based vesting.  Substantially all of our employees that meet established performance goals and that qualify as Knowledge Employees participate in our main equity incentive plan.

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

          During the fiscal year ended June 30, 2005, the following actions were taken with regard to the New Equity Incentive Plan: a) a reserve of 11,000,000 shares was established, b) 1,465,853 shares were added to the reserve from the 1982 Stock Option Plan and the 2000 Nonstatutory Plan due to forfeitures or expiration, c) the 1982 Stock Option Plan was terminated; as a result, 12,358,625 shares expired, d) the 2000 Nonstatutory Plan was terminated; and, as a result, 3,447,748 shares expired, e)  the 1993 Stock Option Plan was terminated, as a result, 3,500 shares expired and f) The Metrology Stock Option Plan was terminated, as a result 4,238 shares expired.

The following table summarizes our equity compensation plans as of June 30, 2005:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)(2)

Equity compensation plans approved by stockholders	25,680,578	$36.72	13,620,320
Equity compensation plans not approved by stockholders	7,698,409	$38.29	—

Total	33,378,987	$37.08	13,620,320

(1)	Amounts shown are for options granted only. There were 406,960 shares of restricted stock units issued under the 2004 Equity Incentive Plan as of June 30, 2005.
(2)

Any 2004 equity Incentive Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the plan as 1.8 shares for every one share subject thereto.  Including the restricted stock units issued during the year ended June 30, 2005, and applying the 1.8 ratio as required by the 2004 Equity Incentive Plan, and including the shares reserved for issuance under the employee stock purchase plan, the number of shares remaining available for future issuance under our equity compensation plans was 13,620,320 shares as of June 30, 2005.

          The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Available For Grant		Awards Outstanding	Weighted- Average Price

Balances at June 30, 2002	6,144,818		30,089,707	$28.60
Additional shares reserved	13,280,928		—	—
Options granted	(4,922,001)		4,922,001	35.26
Options canceled/expired	2,415,973		(2,415,973)	35.16
Options exercised	—		(2,861,777)	20.94

Balances at June 30, 2003	16,919,718		29,733,958	$29.94
Additional shares reserved	5,751,033		—	—
Options granted	(6,298,343)		6,298,343	52.09
Options canceled/expired	978,478		(978,478)	38.66
Options exercised	—		(5,357,878)	25.74

Balances at June 30, 2004	17,350,886		29,695,945	$35.11
Additional shares reserved	18,369,456		—	—
Plan shares expired	(15,814,111)		—	—
Options granted	(9,625,481	) (1)	9,625,481	40.31
Restricted stock units granted(2)	(732,528)		—	—
Options canceled/expired	2,267,362		(2,267,362)	41.84
Options exercised	—		(3,675,077)	26.56

Balances at June 30, 2005	11,815,584		33,378,987	$37.08

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

          The options outstanding at June 30, 2005 have been segregated into ranges for additional disclosure as follows:

Options Outstanding				Options Vested and Exercisable

Range of Exercise Prices	Number of Shares Outstanding at June 30, 2005	Weighted- Average Remaining Contract Life (in years)	Weighted- Average Exercise Price at June 30, 2005	Number Vested and Exercisable	Weighted- Average Exercise Price at June 30, 2005

$5.95-$10.63	2,124,657	3.05	$10.52	2,124,657	$10.52
$10.63-$20.19	764,202	2.64	$14.73	764,202	$14.73
$20.19-$30.28	6,045,479	6.01	$28.63	4,157,516	$28.38
$30.28-$39.35	12,811,170	7.65	$36.83	4,664,989	$34.19
$39.35-$49.92	7,296,260	7.51	$44.32	3,678,092	$45.16
$49.92-$59.44	4,320,414	8.11	$54.34	1,925,273	$54.16
$59.44-$68.00	16,805	4.64	$68.00	16,805	$68.00

$5.95-$68.00	33,378,987	6.97	$37.08	17,331,534	$33.62

          The weighted average fair value of options granted in fiscal years 2005, 2004 and 2003 were $22.33, $29.09 and $21.65 respectively.  Options exercisable were 17,331,534; 16,438,597 and 16,526,585 as of June 30, 2005, 2004 and 2003, respectively.

          Restricted Stock  During the fiscal year ended June 30, 2005, under the 2004 Equity Incentive Plan the Company’s Board of Directors approved the grant of 406,960 shares of restricted stock to selected members of the Company’s senior management.  These restricted stock units generally vest in two equal installments on the fourth and fifth anniversaries of the date of grant.  The Company recorded the $16.4 million value of these restricted stock grants as a component of stockholders’ equity and will amortize that amount over the service period.  The value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award.  Amortization expense for these awards for the fiscal year ended June 30, 2005 was $2.3 million, the majority of which is included in selling, general and administrative expense.  These restricted stock units were included in the calculation of diluted earnings per share utilizing the treasury stock method.

NOTE 9  EMPLOYEE BENEFIT PLANS

          KLA-Tencor has a profit sharing program for eligible employees, which distributes on a quarterly basis, a percentage of pretax profits.  In addition, KLA-Tencor has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  Starting fiscal year 2000, KLA-Tencor has matched up to a maximum of $1,000 or 50% of the first $2,000 of an eligible employee’s contribution, with $500 of the amount funded from the profit sharing program. The total charge to operations under the profit sharing and 401(k) programs aggregated $16 million, $9 million and $10 million in fiscal years 2005, 2004 and 2003, respectively. KLA-Tencor has no defined benefit plans in the United States. In addition to the profit sharing plan and the United States employee saving plan, several of KLA-Tencor’s foreign subsidiaries have retirement plans for their full time employees, several of which are defined benefit plans.  Consistent with the requirements of local law, the company deposits funds for certain of these plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the foreign plans depend on the local economic environment. The benefit obligations and related assets under these plans have been measured as of June 30, 2005.

          Summary data relating to the KLA-Tencor’s foreign defined benefit pension plans, including key weighted average assumptions used is provided in the following tables (amounts in thousands):

	Year ended June 30,

	2005	2004

Change in projected benefit obligation
Projected benefit obligation at beginning of fiscal year	$15,390	$12,625
Service cost, including plan participant contributions	2,541	2,174
Interest cost	387	338
Actuarial (gain) loss	2,586	75
Benefit payments	(291)	(786)
Foreign currency exchange rate changes	118	964

Projected benefit obligation at the end of the fiscal year	$20,731	$15,390

	Year ended June 30,

	2005	2004

Change in fair value of plan assets
Fair value of plan assets at beginning of fiscal year	$3,382	$2,682
Actual return on plan assets	(1)	26
Employer contributions	840	646
Benefit and expense payments	(83)	(77)
Foreign currency exchange rate changes	147	105

Fair value of plan assets at end of fiscal year	$4,285	$3,382

	As of June 30,

	2005	2004

Funded status
Ending funded status	$(16,446)	$(12,008)
Unrecognized transition obligation	546	775
Unrecognized net actuarial (gain) loss	5,180	2,461

Net amount recognized	$(10,720)	$(8,772)

          The accumulated benefit obligation for all defined benefit plans was $14 million and $11 million at June 30, 2005 and 2004, respectively.

	As of June 30,

	2005	2004

Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$13,563	$9,544
Projected benefit obligation	20,731	14,176
Plan assets at fair value	4,285	2,208

For the year ended June 30,

	2005	2004	2003

Weighted–average assumptions
Discount rate	1.5%-5.5%	1.5% -5.3%	3.5% -5.3%
Expected return on assets	3.5%-4.3%	3.5% -5.3%	3.8% - 5.3%
Rate of compensation increases	2.0%-4.0%	2.0% -3.3%	0% - 3.3%

          The components of KLA-Tencor’s net periodic cost relating to its foreign subsidiaries defined pension plans are as follows (amounts in thousands):

	For the year ended June 30,

	2005	2004	2003

Components of net periodic pension cost
Service cost, net of plan participant contributions	$2,541	$2,174	$2,177
Interest cost	387	338	378
Return on plan assets	(148)	(75)	(115)
Amortization of net transitional obligation	255	248	231
Amortization of net gain (loss)	70	37	17

Net periodic pension cost	$3,105	$2,722	$2,688

The foreign plans’ investments are managed by third-party trustees consistent with regulations or market practice of the country where the assets are invested.  KLA-Tencor is not actively involved in the investment strategy and nor does it have control over the target allocation of these investments. These investments made up 100% of total foreign plan assets in fiscal year 2005 and 2004.

          Expected funding for the foreign plans during fiscal year 2006 is $197,000.

          The total benefits to be paid from the foreign pension plans are not expected to exceed $1 million in any year through 2014.

          KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives may defer a portion of their salary and bonus.  Participants are credited with returns based on their allocation of their account balances among mutual funds.  KLA-Tencor controls the investment of these funds and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment.  At June 30, 2005, KLA-Tencor had a deferred compensation liability under the plan of $122 million included as a component of other current liabilities on the consolidated balance sheet.

NOTE 10 - INCOME TAXES

The components of income before income taxes are as follows:

Year ended June 30, (in thousands)	2005	2004	2003

Domestic income before income taxes	$544,681	$258,744	$151,229
Foreign income before income taxes	75,636	65,972	29,289

Total net income before taxes	$620,317	$324,716	$180,518

The provision for income taxes is comprised of the following:

Year ended June 30, (in thousands)	2005	2004	2003

Current:
Federal	$165,524	$73,256	$33,665
State	13,358	11,911	3,157
Foreign	20,721	20,754	17,207

	$199,603	$105,921	$54,029
Deferred:
Federal	(42,714)	(14,311)	(2,726)
State	(802)	(10,299)	(4,602)
Foreign	913	(296)	(3,374)

	(42,603)	(24,906)	(10,702)

Provision for income taxes	$157,000	$81,015	$43,327

          Actual current tax liabilities are lower than reflected above for fiscal years 2005, 2004 and 2003 by $25 million, $57 million and $22 million, respectively, due primarily to the stock option deduction benefits recorded as credits to capital in excess of par value.

          The significant components of deferred income tax assets (liabilities) are as follows:

Year ended June 30, (in thousands)	2005	2004

Deferred tax assets:
Tax credits and net operating losses	$44,281	$106,886
Employee benefits accrual	64,268	52,917
Capitalized R&D expenses	108,731	382
Depreciation and amortization	5,161	7,042
Inventory reserve	61,900	57,855
Non-deductible reserves	39,814	35,536
Unrealized loss on investments	—	2,353
Deferred profit	86,129	112,118
Unearned revenue	21,404	18,454
Other	22,606	16,466

Total deferred tax assets	$454,294	$410,009

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries not permanently reinvested	(11,189)	(11,437)
Unrealized gain on investments	(945)	—
Other	(7,543)	(3,261)

Total deferred tax liabilities	(19,677)	(14,698)

Total net deferred tax assets	$434,617	$395,311

          At June 30, 2005, approximately $10.5 million of federal net operating loss (“NOL”) carryforwards were available to offset future taxable income. Since the acquisition of Blue29 Corporation constituted an ownership change as defined under Section 382 of the Internal Revenue Code, the utilization of Blue29 Corporation’s pre-ownership change NOLs is subject to an annual limitation. However, such annual limitation will not impair the realization of these NOLs. If not utilized, the federal NOLs will begin to expire in 2021.

          KLA-Tencor has federal and state tax credits carryforward at June 30, 2005 totaling $53 million, of which $0.4 million and $1.8 million will begin to expire in 2024 and 2025, respectively.  There is no expiration limit on the remaining $51 million of tax credits.

          The reconciliation of the United States federal statutory income tax rate to KLA-Tencor’s effective income tax rate is as follows:

Year ended June 30,	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.3	0.3	(0.5)
Effect of foreign operations taxed at various rates	(1.7)	(1.6)	1.9
Export sales benefit	(4.8)	(3.8)	(5.2)
Research and development tax credit	(2.8)	(2.1)	(3.3)
Tax exempt interest	(1.7)	(1.8)	(3.8)
Other	—	(1.0)	(0.1)

Provision for Income Taxes	$25.3%	$25.0%	24.0%

          United States federal income taxes have not been provided for the undistributed earnings of two of KLA-Tencor’s foreign subsidiaries. These undistributed earnings aggregated $68 million at June 30, 2005, and it is the Company’s intention that such undistributed earnings be permanently reinvested.  The Company would be subject to additional United States taxes if these earnings were repatriated.  Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

           KLA-Tencor enjoys several tax holidays in Israel where it manufactures certain of its products. These tax holidays are on approved investments and are scheduled to expire at varying times within the next four to ten years.

           On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (“ETI”) (also known as “export sales benefit”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In the long term, KLA-Tencor expects the net effect of the phase out of the ETI and the phase in of this new deduction to result in an increase in the effective tax rate of approximately 2 percentage-points based on current earnings levels.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

          Factoring  KLA-Tencor has agreements with financial institutions to sell certain of its trade receivables and promissory notes from customers without recourse.  During the fiscal year ended June 30, 2005 and 2004, approximately $306 million and $166 million of receivables were sold under these arrangements, respectively.  KLA-Tencor does not believe it is at risk for any material losses as a result of these agreements.

          In addition, from time to time KLA-Tencor will discount without recourse Letters of Credit (“LCs”) received from customers in payment of goods.  During the fiscal year 2005 and 2004 several LCs were sold with proceeds totaling $30 million and $42 million, respectively.  Discounting fees of $195,000 and $215,000 for fiscal year 2005 and 2004 were equivalent to interest expense and were recorded in interest and other income net.

          Facilities  KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under Statement of Financial Accounting Standard 13, “Accounting for Leases,” and, as such, these facilities are not included on its Condensed Consolidated Balance Sheet.   Rent expense was approximately $12 million, $12 million, and $16 million for the years ended June 30, 2005, 2004, and 2003, respectively.

          The following is a schedule of operating leases payments (in thousands):

Fiscal year ended June 30,	Amount

2006	$8,414
2007	6,103
2008	3,910
2009	2,767
2010	1,642
Thereafter	2,909

Total minimum lease payments	$25,745

Purchase Commitments  KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply chain for key components.  KLA-Tencor’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties.  This forecast time-horizon can vary among different suppliers.  The Company’s open inventory purchase commitments were approximately $147 million as of June 30, 2005.  Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

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

The following table provides the changes in the product warranty accrual for the fiscal years ended June 30, 2005 and 2004 (in thousands):

	2005	2004

Beginning balance	$38,865	$33,226
Accruals for warranties issued during the period	54,871	41,326
Changes in liability related to pre-existing warranties	(12,246)	(6,179)
Settlements made during the period	(34,843)	(29,508)

Ending balance	$46,647	$38,865

          Subject to certain limitations, KLA-Tencor indemnifies its current and former officers and directors for certain events or occurrences.  Although the maximum potential amount of future payments KLA-Tencor could be required to make under these agreements is theoretically unlimited, based on prior experience, we believe the fair value of this liability is de minimums and no liability has been recorded.

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

          It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement.  Historically, payments made by the Company under these agreements did not have a material effect on its business, financial condition,results of operations or cash flows.

Legal Matters  KLA-Tencor is named from time to time as a party to lawsuits in the normal course of its business.  Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations.  Moreover, the results of complex legal proceedings are difficult to predict.

NOTE 12 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

           KLA-Tencor accounts for derivatives in accordance with Statement of Financial Accounting Standard 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value.  Changes in the fair value of derivatives which do not qualify or are not effective as hedges must be recognized currently in earnings. Upon adoption KLA-Tencor recognized the fair value of foreign currency forward contracts, previously held off balance sheet, and reflected their fair value on the balance sheet.  These were principally offset by recording on the balance sheet the change in value of the hedged item, generally forecasted shipments.  KLA-Tencor did not separately report a cumulative transition adjustment to earnings upon adoption of the standard as the impact was immaterial.  All derivatives were reflected at fair value on the balance sheet at that date.

Cash flow Hedges

          KLA-Tencor’s international sales are primarily denominated in U.S. dollars.  For forecasted foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to KLA-Tencor’s margins.  KLA-Tencor defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollar) attributable to changes in the related foreign currency exchange rates. Upon forecasting the exposure, KLA-Tencor hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using regression analysis. Ineffectiveness is measured by comparing the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in Other Comprehensive Income (OCI).  Any measured ineffectiveness is included immediately in “Interest income and other, net” in the Consolidated Statements of Operations.  Deferred hedge gains and losses and OCI associated with hedges of forecasted foreign currency sales are reclassified to revenue upon recognition in income of the underlying hedged exposure. All amounts reported in OCI at June 30, 2005 are anticipated to be reclassified to revenue within twelve months. At June 30, 2005, KLA-Tencor had cash flow hedge contracts, maturing throughout fiscal year 2005 to sell $167.0 million and purchase $21.9 million, in foreign currency, primarily in Japanese yen.  The following table summarizes hedging activity in the OCI account during the years ended June 30, (in thousands):

	2005	2004

Beginning Balance	$(1,559)	$253
Effective portion of cash flow hedging instruments	4,428	(8,233)
Reclassified to revenue upon revenue recognition	2,466	6,421

Ending Balance	$5,335	$(1,559)

Other Foreign Currency Hedges

          KLA-Tencor hedges its monetary non-functional assets and liabilities, and those of its subsidiaries.  Statement of Financial Accounting Standard 52 “Foreign Currency Translation” (SFAS 52) requires that such monetary assets and liabilities be remeasured periodically for changes in the rate of exchange against the entities’ functional currency. Changes in value of these assets and liabilities are recorded in “Interest income and other, net” in the Consolidated Statements of Operations.  The volatility of the non-functional currencies together with the requirement to remeasure non-functional assets and liabilities may result in some volatility to KLA-Tencor’s Consolidated Statements of Operations if left unhedged.  In order to mitigate these effects, KLA-Tencor enters into remeasurement hedges which are forward contracts used to offset the foreign currency positions represented by non-functional monetary assets and liabilities. Remeasurement hedges are not SFAS 133 designated hedges, thus changes in value of the remeasurement hedges are recorded currently in earnings.  Changes in the values of underlying monetary non-functional assets and liabilities are also recorded currently in earnings and should offset the change in value of the hedges. At June 30, 2005, KLA-Tencor had other foreign currency hedge contracts maturing throughout fiscal year 2005 to sell $198.2 million and purchase $54.5 million, in foreign currency, primarily in Japanese yen.

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

          The following is a summary of revenues by geographic region for fiscal years 2005, 2004 and 2003 (in thousands).

	Year ended June 30,

	2005	2004	2003

Revenue:
United States	$496,973	$342,678	$407,225
Europe & Israel	266,177	186,424	193,264
Japan	450,397	394,740	276,321
Taiwan	429,759	263,386	253,218
Korea	148,355	143,547	75,549
Asia Pacific	293,492	165,943	117,472

Total	$2,085,153	$1,496,718	$1,323,049

          Long-lived assets by geographic region as of June 30, 2005 and June 30, 2004 were as follows (in thousands):

	As of June 30,

	2005	2004

Long-lived assets:
United States	$372,425	$367,547
Europe & Israel	9,074	6,263
Japan	4,350	4,280
Taiwan	2,356	2,348
Korea	4,849	3,502
Asia Pacific	2,247	1,034

Total	$395,301	$384,974

          The following is a summary of major product revenues for fiscal years 2005, 2004 and 2003 (as a percentage of total revenue).

	Year ended June 30,

	2005	2004	2003

Defect Inspection	65%	61%	57%
Metrology	17%	15%	17%
Service	14%	20%	20%
Software and other	4%	4%	6%

	100%	100%	100%

          For the fiscal period ended June 30, 2005, no customer accounted for more than 10% of total revenues and one customer accounted for 12% of net accounts receivable.  For the fiscal period ended June 30, 2004, no customer accounted for more than 10% of total revenues and one customer accounted for 10% of net accounts receivable. For the fiscal period ended June 30, 2003, one customer accounted for 11% of total revenues and two customers accounted for 13% and 11% of net accounts receivable.

NOTE 14 - QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

          The following table presents certain unaudited consolidated quarterly financial information for the eight quarters ended June 30, 2005.  In management’s opinion, this information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the unaudited quarterly results of operations set forth herein.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal year 2005
Revenue	$518,773	$532,853	$541,611	$491,916
Total costs and operating expenses	361,806	377,345	386,764	376,676
Income from operations	156,967	155,508	154,847	115,240
Net income	116,405	122,077	123,163	105,050
Net income per share:
Basic	$0.59	$0.62	$0.63	$0.54
Diluted	$0.58	$0.61	$0.61	$0.52
Fiscal year 2004
Revenue	$317,970	$338,538	$389,772	$450,438
Total costs and operating expenses	281,002	287,476	302,019	328,863
Income from operations	36,968	51,062	87,753	121,575
Net income	36,837	44,515	66,182	96,167
Net income per share:
Basic	$0.19	$0.23	$0.34	$0.49
Diluted	$0.18	$0.22	$0.33	$0.48
Fiscal year 2003
Revenue	$375,520	$334,918	$304,298	$308,313
Total costs and operating expenses	318,236	308,162	278,698	279,231
Income from operations	57,284	26,756	25,600	29,082
Net income	51,265	29,228	27,339	29,359
Net income per share:
Basic	$0.27	$0.15	$0.14	$0.15
Diluted	$0.26	$0.15	$0.14	$0.15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of KLA-Tencor Corporation:

          We have completed an integrated audit of KLA-Tencor Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

          In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of KLA-Tencor Corporation and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

          Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
September 1, 2005

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

          Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

          We conducted an evaluation of the effectiveness of the design and operation of our  disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) (Disclosure Controls) as of the end of the period covered by this Annual Report required by Exchange Act Rules 13a-15(b) or 15d-15b.  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).  Based on this evaluation, our CEO and our CFO have concluded that as of the end of the period covered by this report our disclosure controls and procedures are effective.

Definition of Disclosure Controls

          Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our annual controls evaluation.

Management’s report on internal control over financial reporting

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2005.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 84.

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

Changes in internal controls over financial reporting

          There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statements and schedules of the Registrant are contained in Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets at June 30, 2005 and 2004
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2005
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended June 30, 2005
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2005
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

KLA-Tencor Corporation

September 2, 2005	By:	/s/ KENNETH L. SCHROEDER
(Date)
Kenneth L. Schroeder
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH LEVY	Chairman of the Board and Director	September 2, 2005

Kenneth Levy

/s/ KENNETH L. SCHROEDER	Chief Executive Officer and Director (Principal Executive Officer)	September 2, 2005

Kenneth L. Schroeder

/s/ JOHN H. KISPERT	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 2, 2005

John H. Kispert

/s/ EDWARD W. BARNHOLT	Director	September 2, 2005

Edward W. Barnholt

/s/ H. RAYMOND BINGHAM	Director	September 2, 2005

H. Raymond Bingham

/s/ ROBERT T. BOND	Director	September 2, 2005

Robert T. Bond

/s/ RICHARD J. ELKUS, Jr.	Director	September 2, 2005

Richard J. Elkus, Jr.

/s/ STEPHEN P. KAUFMAN	Director	September 2, 2005

Stephen P. Kaufman

/s/ MICHAEL E. MARKS	Director	September 2, 2005

Michael E. Marks

/s/ JON D. TOMPKINS	Director	September 2, 2005

Jon D. Tompkins

/s/ LIDA URBANEK	Director	September 2, 2005

Lida Urbanek

SCHEDULE II

Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Charged to Expense	Deductions	Balance At End of Period

Year Ended June 30, 2003:
Allowance for Doubtful Accounts	$13,391	$192	$(966)	$12,617
Year Ended June 30, 2004:
Allowance for Doubtful Accounts	$12,617	$57	$(276)	$12,398
Year Ended June 30, 2005:
Allowance for Doubtful Accounts	$12,398	$228	$(401)	$12,225

KLA-TENCOR CORPORATION
EXHIBIT INDEX

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997

3.2	Certificate of Amendment of Amendment and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001

3.3	Bylaws, as amended November 17, 1998	S-8	No. 333-68415	3.2	December 4, 1998

4.1	Amended and Restated Rights Agreement dated as of August 25, 1996 between the Company and First National Bank of Boston, as Rights Agent. The Agreement includes the Form of Right Certificate as Exhibit A and the Summary of Terms of Rights as Exhibit B	8-A/A, Amendment No. 2	No. 0-9992	1	September 24, 1996

10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998

10.2	1997 Employee Stock Purchase Plan*	S-8	No. 333-45271	10.2	January 30, 1998

10.3	Tencor Instruments Amended and Restated 1993 Equity Incentive Plan	S-8	No. 333-22939	10.75	March 7, 1997

10.4	Restated 1982 Stock Option Plan, as amended November 18, 1996*	S-8	No. 333-22941	10.74	March 7, 1997

10.5	Excess Profit Stock Plan*	S-8	No. 333-60883	10.15	August 7, 1997

10.6	Form of KLA-Tencor Corporation Corporate Officers Retention Plan*	S-4	No. 333-23075	10.2	March 11, 1997

10.7	Form of Indemnification Agreement*	10-K	No. 000-09992	10.3	September 29, 1997

10.8	Livermore Land Purchase and Sale Agreement	10-K	No. 000-09992	10.16	September 28, 2000

10.9	Severance Agreement and General Release	10-K	No. 000-09992	10.9	August 30, 2004

10.10	2004 Equity Incentive Plan*	Proxy	No. 000-09992	Appendix A	September 9, 2004

10.11	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004

10.12	Blue29 Corporation 2003 Stock Incentive Plan*	S-8	No. 333-120218	10.1	November 4, 2004

10.13	Agreement by and between KLA-Tencor Corporation and Kenneth L. Schroeder*	8-K	No. 000-09992	10.1	February 23, 2005

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

* Denotes a management contract, plan or arrangement