Form 10-Q
period 2005-09-30
KLA TENCOR CORP
filed 2005-11-08
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from____________ to____________

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

          As of November 3, 2005 there were 197,411,505 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Unaudited)

KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	September 30, 2005	June 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$863,782	$874,509
Marketable securities	1,318,964	1,320,677
Accounts receivable, net	307,194	333,218
Inventories	396,006	358,339
Deferred income taxes	280,253	265,467
Other current assets	56,032	50,435

Total current assets	3,222,231	3,202,645
Land, property and equipment, net	382,713	385,222
Other assets	425,654	398,505

Total assets	$4,030,598	$3,986,372

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,001	$67,717
Deferred system profit	180,347	209,899
Unearned revenue	75,003	80,122
Other current liabilities	543,039	574,124

Total current liabilities	856,390	931,862

Commitments and contingencies (Note 10)
Minority interest in subsidiary	$10,086	$9,253
Stockholders’ equity:
Common stock and capital in excess of par value	1,030,415	957,737
Deferred stock based compensation	(14,755)	(14,415)
Retained earnings	2,136,607	2,083,638
Accumulated other comprehensive income	11,855	18,297

Total stockholders’ equity	3,164,122	3,045,257

Total liabilities, minority interest and stockholders’ equity	$4,030,598	$3,986,372

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,

(in thousands except per share data)	2005	2004

Revenues:
Product	$399,950	$442,296
Service	83,910	76,477

Total revenues	483,860	518,773

Costs and operating expenses:
Costs of revenues*	214,220	215,469
Engineering, research and development*	96,751	77,147
Selling, general and administrative*	92,051	69,190

Total costs and operating expenses	403,022	361,806

Income from operations	80,838	156,967
Interest income and other, net	14,776	6,985

Income before income taxes and minority interest	95,614	163,952
Provision for income taxes*	19,681	47,547

Income before minority interest	75,933	116,405
Minority interest	745	—

Net income	$76,678	$116,405

Net income per share:
Basic	$0.39	$0.59

Diluted	$0.38	$0.58

Weighted average number of shares:
Basic	197,408	196,110

Diluted	202,715	199,969

*includes the following amounts related to equity awards
Costs of revenues	$6,811	$—
Engineering, research and development	11,010	—
Selling, general and administrative	17,007	—
Provision for income taxes	(10,656)	—

Total	$24,172	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended September 30,

(in thousands)	2005	2004

Cash flows from operating activities:
Net income	$76,678	$116,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,114	18,590
Non-cash stock-based compensation	34,828	—
Tax benefit from equity awards	14,145	—
Gross tax windfall from stock-based compensation	(5,018)	—
Minority interest	(745)	—
Net (gain) loss on sale of marketable securities and other investments	(441)	536
Changes in assets and liabilities, net of effect of acquisitions of businesses:
Accounts receivable, net	21,141	4,012
Inventories	(36,310)	(35,455)
Other assets	(15,085)	(7,599)
Accounts payable	(9,288)	(10,775)
Deferred system profit	(29,552)	(3,358)
Other current liabilities	(55,505)	8,433

Net cash provided by operating activities	11,962	90,789

Cash flows from investing activities:
Acquisitions of businesses, net of cash received	—	(4,050)
Capital expenditures, net	(18,049)	(17,796)
Purchase of available-for-sale securities	(950,852)	(651,690)
Proceeds from sale of available-for-sale securities	884,090	534,640
Proceeds from maturity of available-for-sale securities	58,336	115,572

Net cash used in investing activities	(26,475)	(23,324)

Cash flows from financing activities:
Issuance of common stock	56,142	11,973
Stock repurchases	(35,488)	(74,212)
Payment of dividends to stockholders	(23,709)	—
Proceeds from sale of minority interest in subsidiary	1,579	—
Gross tax windfall from stock-based compensation	5,018	—

Net cash provided by (used in) in financing activities	3,542	(62,239)

Effect of exchange rate changes on cash and cash equivalents	244	2,043

Net increase (decrease) in cash and cash equivalents	(10,727)	7,269
Cash and cash equivalents at beginning of period	874,509	598,698

Cash and cash equivalents at end of period	$863,782	$605,967

Supplemental cash flow disclosures:
Income taxes paid, net	$8,660	$36,009

Interest paid	$297	$269

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

          Basis of presentation  The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated.  These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the SEC on September 2, 2005.

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

          The results of operations for the three month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2006.

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

          Recent Accounting Pronouncements     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) in the fiscal quarter ended September 30, 2005, had a material impact on the Company’s consolidated results of operations, financial position and statement of cash flows.  For more information on stock-based compensation costs during the three months ended September 30, 2005, refer to Note 6 – “Stock-Based Compensation.”

          In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

          In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this Interpretation during the first quarter of fiscal year 2006 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for the Company for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006.  The adoption of SFAS No. 153 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”.  SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges.  The provisions of SFAS No.151 are effective for the fiscal year beginning July 1, 2005.  The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

NOTE 2 – BALANCE SHEET COMPONENTS

(in thousands)	September 30, 2005	June 30, 2005

Cash equivalents and marketable securities
U.S. Treasuries	$304,852	$42,582
Mortgage-backed securities	23,642	34,798
Municipal bonds	1,241,923	1,455,848
Corporate equity securities	8,634	11,887
Money market bank deposits and other	438,517	520,124

	$2,017,568	$2,065,239

Less: Cash equivalents	698,604	744,562

Short-term marketable securities	$1,318,964	$1,320,677

          Prior to the third fiscal quarter of 2005, the Company classified auction rate securities with reset dates of 90 days or less, as cash equivalents on the Consolidated Balance Sheets.  In the third fiscal quarter of 2005, the Company classified all auction rate securities as short-term investments.  There was no impact on the Consolidated Statements of Operations as a result of the reclassification for the three months ended September 30, 2004.  The impact on the Consolidated Statement of Cash Flows was a decrease of $138.8 million in cash used in investing activities for the three months ended September 30, 2004.

(in thousands)	September 30, 2005	June 30, 2005

Accounts receivable, net
Accounts receivable, gross	$319,300	$345,443
Allowance for doubtful accounts	(12,106)	(12,225)

	$307,194	$333,218

Inventories, net
Customer service parts	$137,817	$124,631
Raw materials	79,142	87,298
Work-in-process	78,634	64,388
Finished goods and demonstration equipment	100,413	82,022

	$396,006	$358,339

Property and equipment
Land	$84,548	$84,548
Buildings and improvements	154,405	154,405
Machinery and equipment	354,749	348,145
Office furniture and fixtures	41,468	41,480
Leasehold improvements	138,793	138,787
Construction in process	10,030	6,276

	783,993	773,641
Less: accumulated depreciation	(401,280)	(388,419)

	$382,713	$385,222

Other assets
Goodwill & other intangibles, net	$70,855	$58,670
Long-term investments	152,790	137,143
Deferred tax assets – long-term	192,521	192,613
Other	9,488	10,079

	$425,654	$398,505

Other current liabilities
Warranty and retrofit	$51,374	$52,845
Compensation and benefits	242,201	251,060
Income taxes payable	145,537	142,855
Restructuring accrual	131	189
Other accrued expenses	103,796	127,175

	$543,039	$574,124

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

          The carrying value of goodwill was $47.4 million as of September 30, 2005 and June 30, 2005, respectively, and was allocated to KLA-Tencor’s reporting units pursuant to SFAS No. 142.  In accordance with SFAS No. 142, KLA-Tencor completed its annual evaluation of the goodwill by reporting unit during the quarter ended December 31, 2004, and concluded that there was no impairment.   There have been no significant events or circumstances affecting the valuation of goodwill subsequent to our impairment test performed in the second quarter of fiscal year 2005.

Other Intangible Assets

The components of other intangible assets as of September 30, 2005 (in thousands) were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Existing technology	$12,537	$3,374	$9,163
Patents	18,161	4,490	13,671
Trademark	1,225	649	576
Other	200	200	—

Total	$32,123	$8,713	$23,410

The components of other intangible assets as of June 30, 2005 (in thousands) were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Existing technology	$12,537	$2,807	$9,730
Patents	4,761	3,889	872
Trademark	1,225	602	623
Other	200	200	—

Total	$18,723	$7,498	$11,225

          During the three months ended September 30, 2005, the Company entered into an agreement to license certain patents for approximately $14 million which will be amortized over a period of 10 years.  For the three month periods ended September 30, 2005 and 2004, amortization expense for other intangible assets was $1.2 million and $0.4 million, respectively.  Based on the intangible assets recorded at September 30, 2005, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal year ending June 30:	Amount

2006 (remaining 9 months)	$2,911
2007	3,293
2008	2,922
2009	2,798
2010	2,798
Thereafter	8,688

Total	$23,410

NOTE 4 – BUSINESS COMBINATIONS

          There were no business combinations completed during the three months ended September 30, 2005.  The business combinations completed during fiscal year 2005 are disclosed in Note 5 of  Notes to Consolidated  Financial  Statements  included  in  Item  8 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

          In connection with the acquisitions completed during fiscal year 2005, KLA-Tencor is subject to a $9.1 million contingent cash payment based on the continued employment of certain employees over two years.  The contingency is accounted for as compensation expense over the contingent employment period.  None of this amount was paid at September 30, 2005.

          The deferred stock-based compensation recognized in connection with these business combinations at September 30, 2005 is $245,000 and is being amortized over the period earned. Amortization of deferred stock-based compensation was $36,000 during the three months ended September 30, 2005.

NOTE 5 – EARNINGS PER SHARE

          Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by using the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued.  The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R).

          The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,

	2005	2004

Numerator:
Net Income(1)	$76,678	$116,405

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	197,408	196,110
Effect of dilutive options and restricted stock	5,307	3,859

Denominator for diluted earnings per share	$202,715	$199,969

Basic earnings per share(1)	$0.39	$0.59

Diluted earnings per share(1)	$0.38	$0.58

(1) Net income for the three months ended September 30, 2005 includes $24.2 million of stock-based compensation expense, net of tax.  The effect of recording stock-based compensation expense on basic and diluted earnings per share was $0.12 per share.

          Potentially dilutive securities that were excluded from the computation of diluted earnings per share for the above periods because their effect would have been anti-dilutive were as follows (in thousands):

	Three months ended September 30,

	2005	2004

Number of shares	15,293	10,636

          During the third fiscal quarter of 2005, the Company’s Board of Directors authorized a quarterly cash dividend of $0.12 per share.  The total amount of dividend paid during the three months ended September 30, 2005 was $23.7 million.

NOTE 6 – STOCK-BASED COMPENSATION

          Effective July 1, 2005, KLA-Tencor adopted the provisions of SFAS No. 123(R), “Share-Based Payment”.  SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

Prior to the adoption of SFAS No. 123(R)

          Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” No employee stock-based compensation was reflected in net income for the period ended September 30, 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

          The pro-forma information for the three months ended September 30, 2004 was as follows:

Three months ended September 30, 2004

Net income – as reported	$116,405
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(20,453)

Net income – pro forma	$95,952

Earnings per share:
As reported
Basic	$0.59

Diluted	$0.58

Pro forma
Basic	$0.49

Diluted	$0.48

Impact of the adoption of SFAS No. 123(R)

          The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R).  Accordingly, during the three months ended September 30, 2005, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previously reported amounts have not been restated.  The effect of recording stock-based compensation for the three month period ended September 30, 2005 was as follows:

	Three months ended September 30, 2005

Stock-based compensation expense by type of award:	$
Employee stock options		30,024
Employee stock purchase plan		6,344
Restricted stock units(1)		1,094
Amounts capitalized as inventory and deferred system profit		(2,634)

Total stock-based compensation		34,828
Tax effect on stock-based compensation		(10,656)

Net effect on net income		24,172

Tax effect on:
Cash flows from operations		(5,018)
Cash flows from financing activities		5,018
Effect on earnings per share:
Basic		$0.12
Diluted		$0.12

(1) Stock-based compensation expense of $1.1 million related to restricted stock units would have been recorded under the provisions of APB No. 25.

          As of July 1, 2005, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $344.9 million before estimated forfeitures.  In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.  Accordingly, as of July 1, 2005, the Company estimated that the stock-based compensation for the awards not expected to vest was $56.8 million, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to $288.1 million after estimated forfeitures.

          During the three months ended September 30, 2005, the Company granted approximately 4.0 million stock options with an estimated total grant-date fair value of $58.7 million.  Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $12.6 million.   During the three months ended September 30, 2005, the Company recorded stock-based compensation related to stock options of $30.0 million.

           As of September 30, 2005, the unrecorded deferred stock-based compensation balance related to stock options was $304.2 million and will be recognized over an estimated weighted average amortization period of 3.0 years.

          Approximately $1.3 million and $1.3 million of stock-based compensation was capitalized as inventory and deferred system profit, respectively, at September 30, 2005.  The Company elected not to capitalize any stock-based compensation to inventory or deferred system profit at July 1, 2005 when the provisions of SFAS No. 123(R) were initially adopted.

Valuation Assumptions

          In connection with the adoption of SFAS No. 123(R), the Company reassessed its valuation technique and related assumptions.  The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123).  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended September 30,

	2005	2004

Stock option plan:
Expected stock price volatility	29%	58%
Risk free interest rate	4.0%	3.6%
Dividend yield	1.0%	—
Expected life of options (in years)	4.9	5.5
Stock purchase plan:
Expected stock price volatility	36%	42%
Risk free interest rate	3.5%	2.2%
Dividend yield	1.1%	—
Expected life of options (in years)	1.3	1.3

          SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the implied volatility of the Company’s common stock.  Prior to the adoption of SFAS No. 123(R), the Company used a combination of historical and implied volatility in deriving its expected volatility assumption.  The Company determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a blended volatility.

Equity Incentive Program

          The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees (“Knowledge Employees”), and align stockholder and employee interests.  The equity incentive program consists of two plans: one under which non-employee directors may be granted options to purchase shares of our stock, and another in which non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. Under our equity incentive program, stock options generally have a vesting period of five years, are exercisable for a period not to exceed ten years from the date of issuance and are generally granted at prices not less than the fair market value of our common stock at the grant date.  Restricted stock units may be granted with varying criteria such as time based or performance based vesting.  Substantially all of our employees that meet established performance goals and that qualify as Knowledge Employees participate in our main equity incentive plan.

          The following table summarizes our equity compensation plans as of September 30, 2005:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)(2)

Equity compensation plans approved by stockholders	27,884,546	$38.75	10,764,885
Equity compensation plans not approved by stockholders	7,068,404	$38.50	—

Total	34,952,950	$38.70	10,764,885

(1)	Amounts shown are for options granted only. There were 437,360 shares of restricted stock units issued under the 2004 Equity Incentive Plan as of September 30, 2005.
(2)

Any 2004 Equity Incentive Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the plan as 1.8 shares for every one share subject thereto.  Including the restricted stock units issued, and applying the 1.8 ratio as required by the 2004 Equity Incentive Plan, and including the 2,804,736 shares reserved for issuance under the employee stock purchase plan, the number of shares remaining available for future issuance under our equity compensation plans was 10,764,885 shares as of September 30, 2005.

          The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Available For Grant	Awards Outstanding	Weighted- Average Exercise Price

Balances at June 30, 2003	16,919,718	29,733,958	$29.94
Additional shares reserved	5,751,033	—	—
Options granted	(6,298,343)	6,298,343	52.09
Options canceled/expired/forfeited	978,478	(978,478)	38.66
Options exercised	—	(5,357,878)	25.74

Balances at June 30, 2004	17,350,886	29,695,945	$35.11
Additional shares reserved	18,369,456	—	—
Plan shares expired	(15,814,111)	—	—
Options granted (1)	(9,625,481)	9,625,481	40.31
Restricted stock units granted(2)	(732,528)	—	—
Options canceled/expired/forfeited	2,267,362	(2,267,362)	41.84
Options exercised	—	(3,675,077)	26.56

Balances at June 30, 2005	11,815,584	33,378,987	$37.08
Additional shares reserved	34,147	—	—
Plan shares expired	(329,683)	—	—
Options granted	(3,980,954)	3,980,954	$48.07
Restricted stock units granted(2)	(54,720)	—	—
Options canceled/expired/forfeited	475,775	(475,775)	$42.55
Options exercised	—	(1,931,216)	$29.14

Balances at September 30, 2005	7,960,149	34,952,950	$38.70

(1)

Employees received stock options totaling 2,007,283 shares of common stock as an advance on their fiscal year 2006 stock option grants in the first fiscal quarter of 2005.  The grant was equivalent to 50% of the employee’s fiscal year 2005 stock option grant.  These advanced grant options vest on a six year schedule with 20% vesting after year two and the remaining option shares vesting 1/48th per month for the remainder of the vesting term.

(2)

Any 2004 Equity Incentive Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the plan as 1.8 shares for every one share subject thereto.

          The options outstanding and exercisable at September 30, 2005 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Vested and Exercisable	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

$5.95-$9.53	126,423	1.3	$9.00	$5,026	126,423	1.3	$9.00	$5,026
$9.53-$19.88	2,366,608	2.8	$11.87	$87,300	2,366,608	2.8	$11.87	$87,300
$19.88-$29.96	5,372,321	5.8	$28.64	$108,100	3,873,233	5.7	$28.39	$78,894
$29.96-$39.35	11,977,644	7.5	$36.94	$141,592	5,139,736	6.0	$35.10	$70,229
$39.35-$49.92	10,514,603	7.2	$45.53	$33,962	3,720,208	5.9	$44.96	$14,126
$49.92-$59.44	4,578,546	7.8	$54.04	—	2,100,563	7.6	$54.15	—
$59.44-$68.00	16,805	4.4	$68.00	—	16,805	4.4	$68.00	—

$5.95-$68.00	34,952,950	6.8	$38.70	$375,980	17,343,576	5.7	$34.70	$255,575

          The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $48.76 as of September 30, 2005, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2005 was 15.0 million.

          The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three months ended September 30, 2005 was $14.28 per share.  The total fair value of shares vested during the three months ended September 30, 2005 was $30.4 million.  The total intrinsic value of options exercised during the three month period ended September 30, 2005 was $40.3 million. The total cash received from employees as a result of employee stock option exercises during the three months ended September 30, 2005 was approximately $56.1 million.  In connection with these exercises, the tax benefits realized by the Company for the three months ended September 30, 2005 was $14.1 million.

          The Company settles employee stock option exercises with newly issued common shares.

          A summary of the status of the Company’s nonvested shares as of September 30, 2005 and changes during the three months ended September 30, 2005, is presented below:

	Stock Options		Restricted Stock Units

	Number of shares	Weighted- average grant- date fair value	Number of shares	Weighted- average grant- date fair value

Nonvested at June 30, 2005	16,047,453	$21.24	406,960	$40.36
Awards granted	3,980,954	$14.28	30,400	$48.35
Awards vested	(1,943,258)	$15.63	—	—
Awards canceled/expired/forfeited	(475,775)	$17.49	—	—

Nonvested at September 30, 2005	17,609,374	$20.39	437,360	$40.91

Restricted Stock

          During the three months ended September 30, 2005, the Company’s Board of Directors approved the grant of 30,400 shares of restricted stock units to selected members of the Company’s senior management.   These restricted stock units generally vest in two equal installments on the fourth and fifth anniversaries of the date of grant.  The Company recorded the $1.5 million value of these restricted stock units as a component of stockholders’ equity and will amortize that amount over the service period.  The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of award.  Amortization cost for all restricted stock awards for the three months ended September 30, 2005 was $1.1 million.

          As of September 30, 2005, there was $14.5 million of total deferred stock-based compensation related to nonvested restricted stock units granted under the Equity Incentive Program.  That cost is recorded as a component of stockholders’ equity and is expected to be recognized over an estimated weighted average amortization period of 3.4 years.

Employee Stock Purchase Plan

          KLA-Tencor’s employee stock purchase plan provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase of KLA-Tencor’s common stock. The employee’s purchase price is derived from a formula based on the fair market value of the common stock at the time of enrollment into the offering period versus the fair market value on the date of purchase.  Offering periods are generally two years in length.  The compensation cost in connection with the plan for the three months ended September 30, 2005 was $6.3 million.  There were no shares purchased under the employee stock purchase plan during the three months ended September 30, 2005.

          The plan shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2,000,000 shares or the number of shares which the KLA-Tencor estimates will be required to issue under the plan during the forthcoming fiscal year. At September 30, 2005, a total of 2,804,736 shares were reserved and available for issuance under this plan.

NOTE 7 – STOCK REPURCHASE PROGRAM

          In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. This plan was entered into to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans, and to return excess cash to the Company’s shareholders.  Since the inception of the repurchase program in 1997 through September 30, 2005 the Board of Directors had authorized KLA-Tencor to repurchase a total of 27.8 million shares, including 10 million shares authorized in February 2005.

          Share repurchases for the three months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three months ended September 30,

	2005	2004

Number of shares of common stock repurchased	739	2,038
Total cost of repurchase	$35,488	$74,212

          As of September 30, 2005 and 2004, the amount related to unsettled share repurchases was $2.9 million, and $4.2 million respectively.

NOTE 8 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three months ended September 30,

	2005	2004

Net Income (1)	$76,678	$116,405

Other comprehensive income (loss):
Currency translation adjustments	(4,116)	(668)
Gain (loss) on cash flow hedging instruments, net	2,023	4,200
Unrealized gains (losses) on investments, net of taxes (benefits) of $(1,642) and $86 for the three months ended September 30, 2005 and 2004, respectively	(4,349)	3,864

Other comprehensive income(loss)	(6,442)	7,396

Total comprehensive income	$70,236	$123,801

(1) Net income for the three months ended September 30, 2005 includes $24.2 million of stock-based compensation expense, net of tax.

NOTE 9 – EMPLOYEE BENEFIT PLANS

          KLA-Tencor sponsors various retirement and pension plans, including defined contribution and defined benefit plans which cover most employees worldwide. Several of KLA-Tencor’s foreign subsidiaries have retirement plans for full time employees, some of which are defined benefit plans. KLA-Tencor does not sponsor defined benefit plans in the United States.

          Net periodic pension cost, determined in accordance with SFAS No. 87, for KLA-Tencor’s defined benefit retirement plans for the three months ended September 30, 2005 and 2004 include the following components (in thousands):

	Three months ended September 30,

	2005	2004

Service Cost	$534	$577
Interest Cost	127	93
Expected Return on Assets	(43)	(35)
Amortization of Net Transitional Obligation	40	62
Amortization of Net Gain	47	17

Net periodic pension cost	$705	$714

          KLA-Tencor contributed $211,000 and $148,000 to its foreign subsidiary defined benefit pension plans for the three months ended September 30, 2005 and 2004, respectively, and expects to contribute $681,000 during the remainder of fiscal year 2006.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

          Factoring  KLA-Tencor has agreements with financial institutions to sell certain of its trade receivables and promissory notes from customers without recourse.  During the three months ended September 30, 2005 and 2004, approximately $54.5 million and $66.3 million of receivables were sold under these arrangements, respectively.  KLA-Tencor does not believe it is at risk for any material losses as a result of these agreements.

          In addition, from time to time KLA-Tencor will discount without recourse Letters of Credit (“LCs”) received from customers in payment of goods.  During the three months ended September 30, 2005 and 2004 several LCs were sold with proceeds totaling $17.7 million and $10.0 million, respectively.  Discounting fees of $145,000 and $44,000 for the three months ended September 30, 2005 and 2004 were equivalent to interest expense and were recorded in interest and other income net.

          Facilities  KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, these facilities are not included on its Condensed Consolidated Balance Sheet.

          The following is a schedule of operating leases payments (in thousands):

Fiscal year ended June 30,	Amount

2006 (remaining 9 months)	$6,032
2007	6,233
2008	4,035
2009	2,872
2010	1,733
2011	1,087
Thereafter	1,931

Total minimum lease payments	$23,923

          Purchase Commitments  KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply chain for key components.  KLA-Tencor’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties.  This forecast time-horizon can vary among different suppliers.  The Company’s open inventory purchase commitments were approximately $149.4 million as of September 30, 2005.  Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

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

          The following table provides the changes in the product warranty accrual for the three months ended September 30, 2005 and 2004 (in thousands):

	Three months ended September 30,

	2005	2004

Beginning balance	$46,647	$38,865
Accruals for warranties issued during the period	9,969	13,169
Changes in liability related to pre-existing warranties	(972)	1,053
Settlements made during the period	(10,798)	(5,266)

Ending balance	$44,846	$47,821

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

          KLA-Tencor is also a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters.  Typically, these obligations arise in connection with contracts and license agreements or the sale or purchase of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters.  In each of these circumstances, payment by the Company is typically subject to the other party making a claim to and cooperating with the Company pursuant to the procedures specified in the particular contract.  This usually allows the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party.  Further, the Company’s obligations under these agreements may be limited in terms of amounts, activity (typically at the Company’s option to replace or correct the products or terminate agreement with a refund to the other party), and duration.  In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

          It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement.  Historically, payments made by the Company under these agreements did not have a material effect on its business, financial condition, results of operations or cash flows.

          Legal Matters  KLA-Tencor is named from time to time as a party to lawsuits in the normal course of its business.  Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations.  Moreover, the results of complex legal proceedings are difficult to predict.

NOTE 11 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets.  As a result, KLA-Tencor is exposed to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts to hedge against certain future movements in foreign exchange rates that affect certain foreign currency denominated sales and purchase transactions. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. At September 30, 2005, KLA-Tencor had foreign exchange forward contracts maturing throughout fiscal 2006 to sell $456.5 million and purchase $105.3 million, in foreign currency, primarily Japanese Yen. At June 30, 2005, KLA-Tencor had foreign exchange forward contracts maturing throughout fiscal year 2006 to sell $365.2 million and purchase $76.4 million, in foreign currency, primarily Japanese yen.

NOTE 12 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

          The following is a summary of revenues by geographic region for three months ended September 30, 2005 and 2004 (in thousands).

	Three months ended September 30,

	2005	2004

Revenue:
United States	$98,449	$127,884
Europe & Israel	71,301	58,210
Japan	111,627	76,600
Taiwan	81,151	119,474
Korea	84,675	25,907
Asia Pacific	36,657	110,698

Total	$483,860	$518,773

          Long-lived assets by geographic region as of September 30, 2005 and June 30, 2005 were as follows (in thousands):

	September 30, 2005	June 30, 2005

Long-lived assets:
United States	$367,039	$372,425
Europe & Israel	9,808	9,074
Japan	4,096	4,350
Taiwan	2,171	2,356
Korea	5,080	4,849
Asia Pacific	4,007	2,247

Total	$392,201	$395,301

          The following is a summary of revenues by major products for three months ended September 30, 2005 and 2004 (as a percentage of total revenue).

	Three months ended September 30,

	2005	2004

Revenue:
Defect inspection	62%	65%
Metrology	17%	17%
Service	16%	14%
Other	5%	4%

Total	100%	100%

          For the three months ended September 30, 2005, two customers accounted for 16% and 11% of revenue, respectively.   For the three months ended September 30, 2004, one customer accounted for 11% of revenue.  As of September 30, 2005, three customers accounted for 17%, 13% and 11% of net accounts receivable, respectively.  As of June 30, 2005 one customer accounted for 12% of net accounts receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

 This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.    All statements other than statements of historical fact may be forward looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements include, among others, those statements regarding forecasts of the future results of our operations;  our expectations regarding our customers’ spending in process control products and our expected revenue from these sales; increased customer demand for our products and services and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and business; technological trends in the semiconductor industry; our future product offerings and product features, as well as the success and  market acceptance of new products; timing of shipment of backlog; the future of our product shipments and our product and service revenues; our future gross margins; the future of our engineering, research and development, and selling, general and administrative expenses; international sales and operations and our expectation that such sales will continue to represent a substantial portion of our revenue; maintenance of our competitive advantage; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers;  our future income tax rate; dividends; future repurchases of our common stock; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

          Our actual results may differ significantly from those projected in the forward-looking statements in this report.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section and those set forth in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q.  You should carefully review these risks and also review the risks described in other documents we file from time to time with the SEC.  You are cautioned not to place undue reliance on these forward-looking statements.   We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.

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

          Effective July 1, 2005, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. Prior to July 1, 2005, we had accounted for stock based compensation awards in accordance with Accounting Principles Board (APB) opinion No. 25. We have chosen to implement SFAS No 123(R) using the modified prospective method. Under this method, periods prior to July 1, 2005 are not restated to reflect stock based compensation using a fair value method.

          We have not included stock based compensation in our management reporting systems. We use certain non-GAAP measures, including certain measures of our results of operations excluding stock based compensation expenses and net orders to assess business trends and performance, to forecast and plan future operations, and to enhance the evaluation of our results when compared to prior periods. These measures should be considered in addition to results prepared in accordance with GAAP but should not be considered a substitute for GAAP results.  We have included certain non-GAAP measures, with a reconciliation to the GAAP results, in order to enhance the reader’s understanding, as the prior comparative periods did not include stock-based compensation charges related to employee stock options and the employee stock purchase plan shares.

          The following table sets forth the key quarterly financial information which we use to manage our business and evaluate our performance (in millions).

	Fiscal Year 2006	Fiscal Year 2005

	First Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$484	$519	$533	$541	$492
Income from operations (1)	$81	$157	$156	$155	$115
Net income (2)	$77	$117	$122	$123	$105
Net orders	$440	$529	$479	$422	$426

(1)

includes stock based compensation of $35 million during the first fiscal quarter of fiscal year 2006, and $1 million during the second, third, and fourth fiscal quarters of fiscal year 2005, respectively.

(2)

includes stock based compensation of $24 million during the first fiscal quarter of fiscal year 2006, and $1 million during the second, third, and fourth fiscal  quarters of fiscal year 2005, respectively.

Outlook

          The semiconductor industry grew almost 30% while the semiconductor equipment industry grew approximately 60% in calendar year 2004.  Analysts are forecasting semiconductor revenue growth to slow to approximately 5% and semiconductor equipment revenues to decline by approximately 5% in calendar year 2005.  Net orders, which consist of new system and service orders net of cancellations, increased sequentially by approximately $14 million or 3% in the quarter ended September 30, 2005, compared to the previous fiscal quarter.  Net orders declined by approximately $89 million or 17% in the quarter ended September 30, 2005, compared to the same period in the previous fiscal year.

          Over the longer term, we expect process control to continue to represent a higher percentage of our customers’ capital spending.  We believe this increase in process control spending will be driven by the demand for more precise diagnostics capabilities to address multiple new defects as a result of further shrinking of device feature sizes, the transition to new materials, and fab process innovation.  We anticipate these factors will drive increased demand for our products and services.

Net orders by region were as follows (in millions):

	Fiscal Year 2006	Fiscal Year 2005

	First Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

United States	$120	$107	$98	$96	$135
Europe & Israel	59	79	53	36	43
Japan	98	123	157	121	139
Taiwan	110	90	66	104	48
Korea	24	91	57	58	37
Asia Pacific	29	39	48	7	24

Total orders	$440	$529	$479	$422	$426

          Orders received in a particular quarter affect revenue recognized in subsequent quarters.  Net orders become revenue upon positive affirmation by the customer that the system has been installed and is operating according to predetermined specifications.  Our backlog for unshipped system orders as of September 30, 2005 was approximately $677 million, a majority of which we expect to ship over the next six to nine months. In addition, as of September 30, 2005 there was $465 million that is related to products that have been delivered and invoiced but are awaiting written acceptance from the customer.

RESULTS OF OPERATIONS

Revenues and Gross Margin

	Three months ended

(in millions)	September 30, 2005	June 30, 2005	September 30, 2004

Revenues:
Product	$400	$410	$442
Service	84	82	77

Total revenues	$484	$492	$519

Costs of revenues	$214	$207	$215
Stock-based compensation expense	7	—	—

Total costs of revenues excluding stock-based compensation expense	$207	$207	$215

Gross margin percentage	56%	58%	58%
Gross margin percentage excluding stock-based compensation expense	57%	58%	58%

Product revenues

          Product revenues decreased $10 million or 2% to $400 million during the first quarter of fiscal year 2006 from $410 million during the fourth quarter of fiscal year 2005.  Product revenues decreased $42 million or 10% to $400 million during the first quarter of fiscal year 2006 from $442 million during the same period in the previous fiscal year.  Product revenue decreases were primarily the result of a lower level of orders received in prior quarters.

          Total revenue recognized under conditions where we deviate from the need for a written acceptance by the customer were approximately 3.2%, 4.0% and 6.5% of total revenue for the three months ended September 30, 2005, June 30, 2005 and September 30, 2004, respectively.

          For the three months ended September 30, 2005, two customers accounted for 16% and 11% of revenue, respectively.   For the three months ended June 30, 2005, one customer accounted for 11% of revenue.  For the three months ended September 30, 2004, one customer accounted for 11% of revenue.

Service revenues

          Service revenue is generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period.  Service revenues increased by $2 million or 2% to $84 million during the first quarter of fiscal year 2006 from $82 million during the fourth quarter of fiscal year 2005.  Service revenues increased by $7 million or 10% to $84 million during the three months ended September 30, 2005 from $77 million during the three months ended September 30, 2004.  The increase in service revenue is due to an increase in the number of post-warranty systems installed at our customers’ sites and the degree of utilization of those systems.

Revenues by region

Revenues by region for the periods indicated were as follows (in millions):

	Three months ended

	September 30, 2005		June 30, 2005		September 30, 2004

United States	$98	20%	$98	20%	$128	25%
Europe & Israel	71	15%	98	20%	58	11%
Japan	112	23%	119	24%	77	15%
Taiwan	81	17%	66	14%	119	23%
Korea	85	17%	51	10%	26	5%
Asia Pacific	37	8%	60	12%	111	21%

Total	$484	100%	$492	100%	$519	100%

          International revenues were 80% of revenue during the three months ended September 30, 2005 and June 30, 2005, and 75% of revenue during the three months ended September 30, 2004.  A significant portion of our revenue continues to be generated in Asia where a significant portion of the world’s semiconductor manufacturing capacity is located.

Gross margin

          Gross margin percentage declined by 2 percentage points to 56% during the first quarter of fiscal year 2006 compared to 58% during the fourth quarter of fiscal year 2005 and the same period in the prior fiscal year.  Of this decline, 1 percentage point is attributed to lower revenue levels and the increased costs of our installation, customer service and support programs; and 1 percentage point is attributed to stock-based compensation expense recorded during the first quarter of fiscal year 2006.

          Stock-based compensation expense included in cost of revenues was $7 million or 1% of revenues during the first quarter of fiscal year 2006 compared to less than $100,000 during the fourth quarter of fiscal year 2005 and none during the same period in the previous fiscal year.

Engineering, Research and Development

	Three months ended

(in millions)	September 30, 2005	June 30, 2005	September 30, 2004

Net research and development (‘R&D’) expenses	$97	$87	$77
Stock-based compensation expense	11	—	—

Net R&D expenses excluding stock-based compensation expense	$86	$87	$77

Percentage of total revenues	20%	18%	15%
Percentage of total revenues excluding stock-based compensation expense	18%	18%	15%

          Net R&D expenses excluding stock-based compensation expense decreased $1 million or 1% to $86 million during the first quarter of fiscal year 2006 from $87 million during the fourth quarter of fiscal year 2005.  Net R&D expenses excluding stock-based compensation expense increased $9 million or 12% to $86 million during the first quarter of fiscal year 2006 from $77 million during the same period in the previous fiscal year.  Stock-based compensation expense included in net R&D expenses was $11 million or 2% of total revenues during the first quarter of fiscal year 2006 compared to less than $100,000 during the fourth quarter of fiscal year 2005 and none during the same period in the previous fiscal year.

          The gross dollars for R&D investment were partially offset by $3 million of external funding received during the three months ended September 30, 2005 for certain strategic development programs conducted with several of our customers and from government grants.

          The businesses acquired during fiscal year 2005 contributed $4 million of the net R&D expenses during the three months ended September 30, 2005 and June 30, 2005 and none during the same period in the previous fiscal year.  For more information on the business combinations completed during fiscal year 2005, see Note 4 “Business Combinations” of the Notes to our Consolidated Financial Statements at Item 1 “Financial Statements and Supplementary Data” of this quarterly report.

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

Selling, General and Administrative

	Three months ended

(in millions)	September 30, 2005	June 30, 2005	September 30, 2004

Selling, general and administrative (‘SG&A’) expenses	$92	$82	$69
Stock-based compensation expense	17	1	—

SG&A expenses excluding stock-based compensation expense	$75	$81	$69

Percentage of total revenues	19%	17%	13%
Percentage of total revenues excluding stock-based compensation expense	15%	16%	13%

          SG&A expenses excluding stock-based compensation expense decreased $6 million or 7% to $75 million during the first quarter of fiscal year 2006 from $81 million during the fourth quarter of fiscal year 2005.  SG&A expenses excluding stock-based compensation expense increased $6 million or 9% to $75 million during the first quarter of fiscal year 2006 from $69 million during the same period in the previous fiscal year.

          The decrease in SG&A expenses excluding stock-based compensation expense compared to the previous fiscal quarter is primarily due to Company mandated time-off during the first fiscal quarter of 2006.  The increase in SG&A expenses excluding stock-based compensation expense compared to the same period in the prior fiscal year is due to an increase in customer application support, increased staffing and consolidating the results of operations of the entities acquired during fiscal year 2005.  The entities acquired during fiscal year 2005 contributed $3 million of the SG&A expenses for the three months ended September 30, 2005, $4 million of the SG&A expenses during the three months ended June 30, 2005 and none during the same period in the previous fiscal year.   For more information on the business combinations completed during fiscal year 2005, see Note 4 “Business Combinations” of the Notes to our Consolidated Financial Statements at Item 1 “Financial Statements and Supplementary Data” of this quarterly report.

          Stock-based compensation expense included in SG&A expenses was $17 million or 4% of total revenues during the first quarter of fiscal year 2006 compared to $1 million during the fourth quarter of fiscal year 2005 and none during the same period in the previous fiscal year.

Interest Income and Other, Net

	Three months ended

(in millions)	September 30, 2005	June 30, 2005	September 30, 2004

Interest income and other, net	$15	$16	$7
Percentage of total revenues	3%	3%	1%

          Interest income and other, net is comprised primarily of interest income earned on the investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as income recognized upon settlement of certain foreign currency contracts.  The increase in interest income and other, net compared to the same period in the prior fiscal year is primarily due to the increase in short term interest rates.

Provision for Income Taxes

          Our effective income tax rate was 20.6% and 29.0% for the three months ended September 30, 2005 and 2004, respectively. The current quarter decrease in the effective tax rate is primarily due to implementation of SFAS No. 123R, reinstatement of the federal research and development tax credit, successful conclusion of international tax audits and the expiration of applicable statutes of limitations.  In general, the effective income tax rate differs from the statutory rate of 35% largely as a function of benefits realized from our Extraterritorial Income (“ETI”) exclusion, research and development tax credits and tax exempt interest.

          On October 22, 2004 the American Jobs Creation Act (AJCA) was signed into law.  The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated to the U.S., as defined in the AJCA.  The Company decided not to repatriate earnings from overseas under this provision after a careful review of the law, U.S. Treasury published guidance and the Company’s earnings by jurisdiction.

          Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, non tax-deductible expenses incurred in connection with acquisitions, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, the resolution of outstanding tax contingencies, and the effectiveness of our tax planning strategies.

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

Stock-based Compensation

          Effective July 1, 2005, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”.  SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the employee requisite service period.  We previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

          We elected to adopt the modified prospective application method as provided by SFAS No. 123(R).  Accordingly, during the three months ended September 30, 2005, we recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123.  We did not restate previously reported amounts.

          During the three months ended September 30, 2005, we recorded stock-based compensation related to stock options of $30.0 million.  As of September 30, 2005, the unrecorded deferred stock-based compensation balance related to stock options was $304.2 million and will be recognized over an estimated weighted average amortization period of 3.0 years.

          The compensation cost in connection with the employee stock purchase plan for the three months ended September 30, 2005 was $6.3 million.  There were no shares purchased under the employee stock purchase plan during the three months ended September 30, 2005.

          Amortization cost for all restricted stock units for the three months ended September 30, 2005 was $1.1 million.  As of September 30, 2005, there was $14.5 million of total deferred stock-based compensation related to nonvested restricted stock units granted under the Equity Incentive Program.  That cost is recorded as a component of stockholders’ equity and is expected to be recognized over an estimated weighted average amortization period of 3.4 years.

          Approximately $1.3 million and $1.3 million of stock-based compensation was capitalized as inventory and deferred system profit, respectively, at September 30, 2005.  We elected not to capitalize any stock-based compensation to inventory or deferred system profit at July 1, 2005 when the provisions of SFAS No. 123(R) were initially adopted.

LIQUIDITY AND CAPITAL RESOURCES

(in millions)	September 30, 2005	June 30, 2005	Change

Cash and cash equivalents	$864	$875	$(11)
Marketable securities	1,319	1,320	(1)

Total cash, cash equivalents and marketable securities	$2,183	$2,195	$(12)

Percentage of total assets	54%	55%

	Three months ended

(in millions)	September 30, 2005	September 30, 2004

Cash provided by operating activities(1)	$12	$90
Cash used in investing activities	(26)	(23)
Cash provided by (used in) financing activities(1)	3	(62)
Effect of exchange rate changes on cash and cash equivalents	—	2

Net increase (decrease) in cash and cash equivalents	$(11)	$7

(1) Cash provided by financing activities during the three months ended September 30, 2005 includes $5.0 million of gross tax windfall from stock-based compensation which was previously recorded under cash provided by operating activities.

          We have historically financed our operations through cash generated from operations.  Cash provided by operating activities was $12 million and $90 million for the three months ended September 30, 2005 and 2004, respectively. Cash provided by operating activities during the three months ended September 30, 2005 consisted primarily of net income of $77 million increased by non-cash depreciation of $17 million and stock-based compensation of $35 million, and a decrease in accounts receivable of $21 million, offset by an increase in inventories of $36 million, an increase in other assets of $15 million, a decrease in deferred system profit of $30million, and a decrease in other liabilities of $56 million.

          Cash provided by operating activities during the three months ended September 30, 2004 consisted primarily of net income of $116 million increased by non-cash depreciation of $19 million offset by an increase in inventories of $35 million and a decrease in accounts payable of $11 million.

          Cash used in investing activities was $26 million and $23 million for the three months ended September 30, 2005 and 2004, respectively.  Investing activities typically consist of purchases and sales or maturities of marketable securities, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new market segments or emerging technologies.

          We generated $3 million of cash in financing activities during the three months ended September 30, 2005, compared with $62 million of cash used in financing activities during the three months ended September 30, 2004.  Issuance of common stock provided $56 million and $12 million during the three months ended September 30, 2005 and 2004, respectively. We used $35 million and $74 million during the three months ended September 30, 2005 and 2004, respectively to repurchase shares of our common stock under the stock repurchase program initiated in 1997. During the third fiscal quarter of 2005, our Board of Directors also approved the initiation of a quarterly cash dividend and declared a dividend of 12 cents per share of our outstanding common stock.  The total amount of dividend paid during the three months ended September 30, 2005 was $24 million.  Further, the dividend for the first fiscal quarter of 2006 was declared on September 27, 2005 and is payable on December 1, 2005 to our stockholders of record on November 15 2005.  The total amount of dividend payable during the second quarter of fiscal year 2006 is approximately $24 million.

          At September 30, 2005, our principal sources of liquidity consisted of $2.2 billion of cash, cash equivalents, and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries.  Although cash requirements will fluctuate based on the timing and extent of these factors, our management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

          The following is a schedule summarizing our significant operating lease commitments as of September 30, 2005 (in millions):

	Payments Due by Fiscal Year

	Total	2006(1)	2007	2008	2009	2010	Thereafter

Operating leases	$23.9	$6.0	$6.2	$4.0	$2.9	$1.7	$3.1

(1) Remaining 9 months

          We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse.  During the three months ended September 30, 2005 and 2004, approximately $55 million and $66 million of receivables were sold under these arrangements, respectively.

          In addition, from time to time we will discount without recourse, Letters of Credit (“LCs”) received from customers in payment of goods.  During the three months ended September 30, 2005 and 2004, several LCs were sold with proceeds totaling $18 million and $10 million, respectively.  Discounting fees were $145,000 and $44,000 for the three months ended September 30, 2005 and 2004, respectively.

          We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components.  Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties.  This forecast time-horizon can vary among different suppliers.  We estimate our open inventory purchase commitment as of September 30, 2005 to be approximately $149 million.  Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

          Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries.

CRITICAL ACCOUNTING ESTIMATES

          The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions.  Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s related disclosure in this Quarterly Report on Form 10-Q. The items in our financial statements requiring significant estimates and judgments are as follows:

          Revenue Recognition  We recognize revenue when persuasive evidence of an arrangement exists, the sale price is fixed or determinable, delivery has occurred or services rendered, and collectibility is reasonably assured. System revenue includes hardware and software that is incidental to the product.  We generally recognize system revenue upon positive affirmation by the customer that the system has been installed and is operating according to pre-determined specifications.  This positive affirmation is generally evidenced by an acceptance document signed by the customer.  In certain cases, we deviate from the need for written acceptance and recognize system revenue upon shipment.  Total revenue recognized under conditions where we deviate from the need for a written acceptance by the customer were approximately 3.2%, 4.0% and 6.5% of total revenue for the three months ended September 30, 2005, June 30, 2005 and September 30, 2004, respectively.  Shipping charges billed to customers are included in system revenue and the related shipping costs are included in cost of revenues.

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

          The deferred system profit balance equals the amount of deferred system revenue that was invoiced and due on shipment less applicable product and warranty costs.

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

          Stock-based Compensation  We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No.123).  SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.

The expected stock price volatility assumption was determined using the implied volatility of the Company’s common stock.  Prior to the adoption of SFAS No. 123(R), we used a combination of historical and implied volatility in deriving its expected volatility assumption.  We determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a blended volatility.

          Contingencies and Litigation We are named from time to time as a party to various legal proceedings.  While we currently believe the ultimate outcome of these proceedings will not have a material adverse effect on our financial position, the results of complex legal proceedings are difficult to predict.  We would accrue the cost of an adverse judgment if, in our estimation, the adverse settlement is probable and we can reasonably estimate the ultimate cost to us. We have made no such accruals as of September 30, 2005.

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

Competition

          Our industry includes large manufacturers with substantial resources to support customers worldwide.  Our future performance depends, in part, upon our ability to continue to compete successfully worldwide.  Some of our competitors are diversified companies with greater financial resources and more extensive research, engineering, manufacturing, marketing and customer service and support capabilities than us.  We face competition from companies whose strategy is to provide a broad array of products and services, some of which compete with the products and service that we offer.  These competitors may bundle their products in a manner that may discourage customers from purchasing our products, including pricing such competitive tools significantly below our product offerings.  In addition, we face competition from smaller emerging semiconductor equipment companies whose strategy is to provide a portion of the products and services, similar to what we offer, using innovative technology to sell products into specialized markets.  Loss of competitive position could negatively affect our prices, customer orders, revenue, gross margins, and market share, any of which would negatively affect our operating results and financial condition. Our failure to compete successfully with these other companies would seriously harm our business.

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

          For example, the adoption of SFAS No. 123(R) which required us to measure all employee stock-based compensation awards using a fair value method beginning in fiscal year 2006 and record such expense in our consolidated financial statements had a material impact on our consolidated financial statements as reported under generally accepted accounting principles in the United States.

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

Effects of Recent Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements.  In March 2005, the SEC issued SAB 107, which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) during the first quarter of fiscal year 2006 had a material impact on our consolidated results of operations, financial position and statement of cash flows.  For more information on stock-based compensation costs during the three months ended September 30, 2005, refer to Note 6 “Stock Based Compensation” of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report.

          In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on our consolidated financial position, results of operations or cash flows.

          In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this Interpretation did not have a material effect on our consolidated financial position, results of operations or cash flows.

          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for us for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006.  The adoption of SFAS No. 153 did not have a material effect on our consolidated financial position, results of operations or cash flows.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”.  SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges.  The provisions of SFAS No.151 are effective for the fiscal year beginning July 1, 2005.  The adoption of SFAS No. 151 did not have a material impact on our consolidated financial position, results of operations and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at September 30, 2005. Actual results may differ materially.

          As of September 30, 2005, we had an investment portfolio of fixed income securities of $1.3 billion, excluding those classified as cash and cash equivalents.  These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2005, the fair value of the portfolio would have declined by $7 million.

          As of September 30, 2005, we had net forward contracts to sell $351 million in foreign currency in order to hedge currency exposures (see Note 11 of the Notes to the Condensed Consolidated Financial Statements under “Derivative Instruments”).  If we had entered into these contracts on September 30, 2005, the U.S. dollar equivalent would be $342 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $47 million.  However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount.  Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

          We conducted an evaluation of the effectiveness of the design and operation of our  disclosure controls and procedures  (Disclosure Controls) as of the end of the period covered by this Quarterly Report.  The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).  Based on this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Definition of Disclosure Controls

          Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

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

Changes in internal controls over financial reporting

          There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Following is a summary of stock repurchases for the quarter ended September 30, 2005.(1)

Period	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)

July 1, 2005 to July 31, 2005	284,500	$46.21	8,065,500
August 1, 2005 to August 31, 2005	216,000	$49.37	7,849,500
September 1, 2005 to September 30, 2005	238,000	$49.06	7,611,500

Total	738,500	$48.05

(1)

In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. This program was entered in order to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans.  Since the inception of the repurchase program in 1997 through September 30, 2005 the Board of Directors had authorized KLA-Tencor to repurchase a total of 27.8 million shares.  All such shares remain as treasury shares and are retired.

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

KLA-Tencor Corporation
(Registrant)

November 7, 2005	/s/ KENNETH L. SCHROEDER
(Date)
Kenneth L. Schroeder
Chief Executive Officer
(Principal Executive Officer)

November 7, 2005	/s/ JOHN H. KISPERT
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