Form 10-Q
period 2005-12-31
KLA TENCOR CORP
filed 2006-02-02
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2005

or

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

          Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer Act).	☒	Accelerated filer	☐	Non-accelerated filer	☐

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          As of January 30, 2006 there were 199,527,802  shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	December 31, 2005	June 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$964,188	$874,509
Marketable securities	1,263,042	1,320,677
Accounts receivable, net	371,873	333,218
Inventories	411,796	358,339
Deferred income taxes	288,456	265,467
Other current assets	49,119	50,435

Total current assets	3,348,474	3,202,645
Land, property and equipment, net	387,839	385,222
Other assets	428,223	398,505

Total assets	$4,164,536	$3,986,372

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,142	$67,717
Deferred system profit	163,967	209,899
Unearned revenue	74,701	80,122
Other current liabilities	541,911	574,124

Total current liabilities	859,721	931,862

Commitments and contingencies (Note 10)
Minority interest in subsidiary	$8,831	$9,253
Stockholders’ equity:
Common stock and capital in excess of par value	1,098,263	943,322
Retained earnings	2,189,515	2,083,638
Accumulated other comprehensive income	8,206	18,297

Total stockholders’ equity	3,295,984	3,045,257

Total liabilities, minority interest and stockholders’ equity	$4,164,536	$3,986,372

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,		Six months ended December 31,

(in thousands except per share data)	2005	2004	2005	2004

Revenues:
Product	$401,720	$454,945	$801,670	$897,241
Service	86,250	77,908	170,160	154,385

Total revenues	487,970	532,853	971,830	1,051,626

Costs and operating expenses:
Costs of revenues*	217,103	217,735	431,323	433,204
Engineering, research and development*	98,327	87,161	195,078	164,308
Selling, general and administrative*	96,025	72,449	188,076	141,639

Total costs and operating expenses	411,455	377,345	814,477	739,151

Income from operations	76,515	155,508	157,353	312,475
Interest income and other, net	16,685	7,777	31,461	14,762

Income before income taxes and minority interest	93,200	163,285	188,814	327,237
Provision for income taxes*	17,806	42,443	37,487	89,990

Income before minority interest	75,394	120,842	151,327	237,247
Minority interest	1,255	1,235	2,000	1,235

Net income	$76,649	$122,077	$153,327	$238,482

Net income per share:
Basic	$0.39	$0.62	$0.78	1.22

Diluted	$0.38	$0.61	$0.76	1.19

Weighted average number of shares:
Basic	198,236	195,681	197,824	195,976

Diluted	203,345	200,946	203,043	200,477

*includes the following amounts related to equity awards

Costs of revenues	$6,612	$—	$13,423	$—
Engineering, research and development	12,023	498	23,033	498
Selling, general and administrative	17,619	621	34,626	621
Provision for income taxes	(10,442)	(414)	(21,098)	(414)

Total	$25,812	$705	$49,984	$705

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Six months ended December 31,

(in thousands)	2005	2004

Cash flows from operating activities:
Net income	$153,327	$238,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,866	36,659
Non-cash stock-based compensation	71,082	1,119
Tax benefit from equity awards	31,086	—
Gross tax windfall from stock-based compensation	(10,791)	—
Minority interest	(2,000)	(1,235)
Net (gain) loss on sale of marketable securities and other investments	1,195	1,939
Changes in assets and liabilities, net of effect of acquisitions of businesses:
Accounts receivable, net	(52,921)	(60,020)
Inventories	(49,939)	(11,354)
Other assets	(7,795)	(26,786)
Accounts payable	11,828	(20,767)
Deferred system profit	(45,932)	(16,654)
Other current liabilities	(63,000)	30,100

Net cash provided by operating activities	71,006	171,483

Cash flows from investing activities:
Acquisitions of businesses, net of cash received	(7,664)	(44,628)
Capital expenditures, net	(38,785)	(47,086)
Purchase of available-for-sale securities	(1,470,421)	(1,145,835)
Proceeds from sale of available-for-sale securities	1,414,077	825,687
Proceeds from maturity of available-for-sale securities	97,291	220,341

Net cash used in investing activities	(5,502)	(191,521)

Cash flows from financing activities:
Issuance of common stock	136,340	70,876
Stock repurchases	(84,362)	(111,122)
Payment of dividends to stockholders	(47,450)	—
Proceeds from sale of minority interest in subsidiary	1,579	10,000
Gross tax windfall from stock-based compensation	10,791	—

Net cash provided by (used in) in financing activities	16,898	(30,246)

Effect of exchange rate changes on cash and cash equivalents	7,277	5,202

Net increase(decrease) in cash and cash equivalents	89,679	(45,082)
Cash and cash equivalents at beginning of period	874,509	598,698

Cash and cash equivalents at end of period	$964,188	$553,616

Supplemental cash flow disclosures:
Income taxes paid, net	$12,434	$80,917

Interest paid	$600	$501

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

          The results of operations for the three  month and six month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2006.

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

           Recent Accounting Pronouncements  In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) in the fiscal quarter ended September 30, 2005, had a material impact on the Company’s consolidated results of operations, financial position and statement of cash flows.  For more information on stock-based compensation costs during the three months and six months ended December 31, 2005, refer to Note 6 - “Stock-Based Compensation.”

          In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

          In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this Interpretation during the first quarte r of fiscal year 2006 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 2 – BALANCE SHEET COMPONENTS

(in thousands)	December 31, 2005	June 30, 2005

Cash equivalents and marketable securities
U.S. Treasuries	$141,069	$42,582
Mortgage-backed securities	271,567	34,798
Municipal bonds	1,076,381	1,455,848
Corporate equity securities	8,548	11,887
Money market bank deposits and other	576,027	520,124

	$2,073,592	$2,065,239

Less: Cash equivalents	810,550	744,562

Short-term marketable securities	$1,263,042	$1,320,677

          Prior to the third fiscal quarter of 2005, the Company classified auction rate securities with reset dates of 90 days or less, as cash equivalents on the Consolidated Balance Sheets.  In the third fiscal quarter of 2005, the Company classified all auction rate securities as short-term investments.  There was no impact on the Consolidated Statements of Operations as a result of the reclassification for the three months and six months ended December 31, 2004.  The impact on the Consolidated Statement of Cash Flows was an increase of $234.4 million in cash used in investing activities for the six months ended December 31, 2004 from the amounts previously reported.

(in thousands)	December 31, 2005	June 30, 2005

Accounts receivable, net
Accounts receivable, gross	$383,976	$345,443
Allowance for doubtful accounts	(12,103)	(12,225)

	$371,873	$333,218

Inventories
Customer service parts	$140,097	$124,631
Raw materials	91,476	87,298
Work-in-process	77,722	64,388
Finished goods and demonstration equipment	102,501	82,022

	$411,796	$358,339

Property and equipment
Land	$84,548	$84,548
Buildings and improvements	154,405	154,405
Machinery and equipment	364,304	348,145
Office furniture and fixtures	41,376	41,480
Leasehold improvements	139,010	138,787
Construction in process	18,517	6,276

	802,160	773,641
Less: accumulated depreciation	(414,321)	(388,419)

	$387,839	$385,222

Other assets
Goodwill & other intangibles, net	$71,487	$58,670
Long-term investments	155,437	137,143
Deferred tax assets – long-term	192,550	192,613
Other	8,749	10,079

	$428,223	$398,505

Other current liabilities
Warranty and retrofit	$49,891	$52,845
Compensation and benefits	234,648	251,060
Income taxes payable	156,708	142,855
Other accrued expenses	100,664	127,364

	$541,911	$574,124

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

          The carrying value of goodwill was $49.2 million and $47.4 million as of December 31, 2005 and June 30, 2005, respectively, and was allocated to KLA-Tencor’s reporting units pursuant to SFAS No. 142.  In accordance with SFAS No. 142, KLA-Tencor completed its annual evaluation of the goodwill by reporting unit during the quarter ended December 31, 2005, and concluded that there was no impairment.

Other Intangible Assets

The components of other intangible assets as of December 31, 2005 (in thousands) were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Existing technology	$12,537	$3,930	$8,607
Patents	18,161	4,923	13,238
Trademark	1,225	732	493
Other	200	200	—

Total	$32,123	$9,785	$22,338

The components of other intangible assets as of June 30, 2005 (in thousands) were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Existing technology	$12,537	$2,807	$9,730
Patents	4,761	3,889	872
Trademark	1,225	602	623
Other	200	200	—

Total	$18,723	$7,498	$11,225

          During the quarter ended September 30, 2005, the Company entered into an agreement to license certain patents for approximately $14 million which will be amortized over a period of 10 years.  For the three month periods ended December 31, 2005 and 2004, amortization expense for other intangible assets was $1.1 million and $1.0 million, respectively. For the six month periods ended December 31, 2005 and 2004, amortization expense for other intangible assets was $2.3 million and $1.4 million, respectively.  Based on the intangible assets recorded at December 31, 2005, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal year ending June 30:	Amount

2006 (remaining 6 months)	$1,830
2007	3,293
2008	2,922
2009	2,798
2010	2,798
Thereafter	8,697

Total	$22,338

NOTE 4 – BUSINESS COMBINATIONS

          During the three months ended December 31, 2005, the Company completed the acquisition of one business for net cash consideration of $2.2 million.  The business combinations completed during fiscal year 2005 are disclosed in Note 5 of  Notes to Consolidated  Financial  Statements  included  in  Item  8 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

          In connection with the acquisitions completed during fiscal year 2005, KLA-Tencor is subject to a $9.1 million contingent cash payment based on the continued employment of certain employees over two years.  During the three months ended December 31, 2005, $5.4 million of this amount was paid.  The contingency is accounted for as compensation expense over the contingent employment period.

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

          The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended December 31,		Six months ended December 31,

	2005	2004	2005	2004

Numerator:
Net Income(1)	$76,649	$122,077	$153,327	$238,482

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock units	198,236	195,681	197,824	195,976
Effect of dilutive options and restricted stock units	5,109	5,265	5,219	4,501

Denominator for diluted earnings per share	203,345	200,946	203,043	200,477

Basic earnings per share(1)	$0.39	$0.62	$0.78	$1.22

Diluted earnings per share(1)	$0.38	$0.61	$0.76	$1.19

(1) Net income for the three months and six months ended December 31, 2005 includes $25.8 million and $50.0 million of stock-based compensation expense, net of tax, respectively. The effect of recording stock-based compensation expense on basic and diluted earnings per share was $0.13 and $0.25 per share for the three months and six months ended December 31, 2005, respectively.

          Potentially dilutive securities that were excluded from the computation of diluted earnings per share for the above periods because their effect would have been anti-dilutive were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,

	2005	2004	2005	2004

Number of shares	17,470	7,682	16,285	9,837

          During the third fiscal quarter of 2005, the Company’s Board of Directors authorized a quarterly cash dividend of $0.12 per share.  The total amount of dividends paid during the three months and six months ended December 31, 2005 was $23.7 and $47.5 million, respectively.

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

          The pro-forma information for the three months and six months ended December 31, 2004 was as follows:

	Three months ended December 31, 2004	Six months ended December 31, 2004

Net income – as reported	$122,077	$238,482
Add:
Stock-based compensation expense included in reported net income, net of tax	705	705
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(21,782)	(42,235)

Net income – pro forma	$101,000	$196,952

Earnings per share:
As reported
Basic	$0.62	$1.22

Diluted	$0.61	$1.19

Pro forma
Basic	$0.52	$1.00

Diluted	$0.50	$0.98

Impact of the adoption of SFAS No. 123(R)

          The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R).  Accordingly, during the period ended December 31, 2005, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123.  Previously reported amounts have not been restated.  The effect of recording stock-based compensation for the three months and six months ended December 31, 2005 was as follows:

	Three months ended December 31, 2005	Six months ended December 31, 2005

Stock-based compensation expense by type of award:
Employee stock options	$30,985	$61,009
Employee stock purchase plan	6,172	12,516
Restricted stock units(1)	1,374	2,468
Amounts capitalized as inventory and deferred system profit	(2,277)	(4,911)

Total stock-based compensation	36,254	71,082
Tax effect on stock-based compensation	(10,442)	(21,098)

Net effect on net income	$25,812	$49,984

Tax effect on:
Cash flows from operations	(5,773)	(10,791)
Cash flows from financing activities	5,773	10,791
Effect on earnings per share:
Basic	$0.13	$0.25
Diluted	$0.13	$0.25

(1) Stock-based compensation expense of $1.4 million and $2.5 million for the three months and six months ended December 31, 2005, respectively, related to restricted stock units would have been recorded under the provisions of APB No. 25.

          As of July 1, 2005, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $288.1 million after estimated forfeitures.  In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

          During the six months ended December 31, 2005, the Company granted approximately 4.1  million stock options with an estimated total grant-date fair value of $44.7 million after estimated forfeitures.  During the six months December 31, 2005, the Company recorded stock-based compensation related to stock options of $61.0 million.

           As of December 31, 2005, the unrecorded deferred stock-based compensation balance related to stock options was $271.8 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 3.0 years.

          Approximately $4.1 million and $0.8 million of stock-based compensation was capitalized as inventory and deferred system profit, respectively, at December 31, 2005.  The Company elected not to capitalize any stock-based compensation to inventory or deferred system profit at July 1, 2005 when the provisions of SFAS No. 123(R) were initially adopted.

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

	Three months ended December 31,		Six months ended December 31,

	2005	2004	2005	2004

Stock option plan:
Expected stock price volatility	31%	57%	29%	58%
Risk free interest rate	4.2%	3.8%	4.0%	3.6%
Dividend yield	1.0%	—	1.0%	—
Expected life of options (in years)	4.3	5.5	4.7	5.8
Stock purchase plan:
Expected stock price volatility	33%	42%	33%	42%
Risk free interest rate	3.5%	2.8%	3.5%	2.8%
Dividend yield	1.1%	—	1.1%	—
Expected life of options (in years)	1.3	1.3	1.3	1.3

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

          The following table summarizes our equity compensation plans as of December 31, 2005:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)(2)

Equity compensation plans approved by stockholders	25,988,304	$39.31	9,300,595
Equity compensation plans not approved by stockholders	6,487,804	$38.73	—

Total	32,476,108	$39.19	9,300,595

(1)	Amounts shown are for options granted only. There were 956,360 shares of restricted stock units outstanding under the 2004 Equity Incentive Plan as of December 31, 2005.
(2)

Any 2004 Equity Incentive Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the plan as 1.8 shares for every one share subject thereto.  Including the restricted stock units issued, and applying the 1.8 ratio as required by the 2004 Equity Incentive Plan, and including the 2,294,082 shares reserved for issuance under the employee stock purchase plan, the number of shares remaining available for future issuance under our equity compensation plans was 9,300,595 shares as of December 31, 2005.

          The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Awards Available For Grant	Options Outstanding	Weighted- Average Exercise Price

Balances at June 30, 2003	16,919,718	29,733,958	$29.94
Additional shares reserved	5,751,033	—	—
Options granted	(6,298,343)	6,298,343	$52.09
Options canceled/expired/forfeited	978,478	(978,478)	$38.66
Options exercised	—	(5,357,878)	$25.74

Balances at June 30, 2004	17,350,886	29,695,945	$35.11
Additional shares reserved	18,369,456	—	—
Plan shares expired	(15,814,111)	—	—
Options granted (1)	(9,625,481)	9,625,481	$40.31
Restricted stock units granted(2)	(732,528)	—	—
Options canceled/expired/forfeited	2,267,362	(2,267,362)	$41.84
Options exercised	—	(3,675,077)	$26.56

Balances at June 30, 2005	11,815,584	33,378,987	$37.08
Additional shares reserved	34,147	—	—
Plan shares expired	(783,093)	—	—
Options granted	(4,125,420)	4,125,420	$48.00
Restricted stock units granted(2)	(1,000,620)	—	—
Restricted stock units cancelled(2)	11,700	—	—
Options canceled/expired/forfeited	1,054,215	(1,054,215)	$43.33
Options exercised	—	(3,974,084)	$29.58

Balances at December 31, 2005	7,006,513	32,476,108	$39.19

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

          The options outstanding and exercisable at December 31, 2005 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Vested and Exercisable	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

$5.95-$9.53	102,457	1.1	$9.00	$4,132	102,457	1.1	$9.00	$4,132
$9.53-$19.88	1,939,971	2.6	$11.79	$72,828	1,939,971	2.6	$11.79	$72,828
$19.88-$29.96	4,706,104	5.4	$28.68	$97,203	3,603,977	5.3	$28.47	$75,187
$29.96-$39.35	11,140,809	7.2	$36.98	$137,591	4,931,199	5.9	$35.18	$69,782
$39.35-$49.99	10,196,608	7.0	$45.56	$38,461	3,692,502	5.8	$44.94	$16,197
$49.99-$59.44	4,373,354	7.5	$54.04	—	2,153,050	7.4	$54.17	—
$59.44-$68.00	16,805	4.1	$68.00	—	16,805	4.1	$68.00	—

$5.95-$68.00	32,476,108	6.6	$39.19	$350,215	16,439,961	5.5	$35.50	$238,126

          The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $49.33 as of December 31, 2005, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2005 was 14.0 million.

          The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the six months ended December 31, 2005 and 2004 was $13.78 and $22.67 per share, respectively.

          The total intrinsic value of options exercised during the six months ended December 31, 2005 and 2004 was $84.0 million and $34.9 million, respectively.  The total cash received from employees as a result of employee stock option exercises during the six months ended December 31, 2005 was approximately $117.6 million.  In connection with these exercises, the tax benefits realized by the Company for the six months ended December 31, 2005 was $31.1 million.

          The total fair value of shares vested during the six months ended December 31, 2005 and 2004 was $72.3 million and $64.3 million, respectively.

          The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

          As of July 1, 2005, the Company had a deferred stock-based compensation balance related to restricted stock units of $14.1 million after estimated forfeitures.

          During the six months ended December 31, 2005, the Company’s Board of Directors approved the grant of 555,900 shares of restricted stock units to selected members of the Company’s senior management.   These restricted stock units generally vest in two equal installments on the fourth and fifth anniversaries of the date of grant.  The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of award.  The total grant date fair value of the restricted stock units granted during the six months ended December 31, 2005 was $20.3 million after estimated forfeitures.   At December 31, 2005, the company increased its forfeiture rate estimate and therefore reduced the unrecorded deferred stock based compensation balance by $3.3 million.  Stock-based compensation cost for restricted stock units for the six months ended December 31, 2005 was $2.5 million.

          As of December 31, 2005, there was $28.6 million of total deferred stock-based compensation after estimated forfeitures related to nonvested restricted stock units granted under the Equity Incentive Program.  That cost is expected to be recognized over an estimated weighted average amortization period of 4.3 years.

Employee Stock Purchase Plan

          KLA-Tencor’s employee stock purchase plan provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase of KLA-Tencor’s common stock. The employee’s purchase price is derived from a formula based on the fair market value of the common stock at the time of enrollment into the offering period versus the fair market value on the date of purchase.  Offering periods are generally two years in length.  The compensation cost in connection with the plan for the six months ended December 31, 2005 was $12.5 million.  The total cash received from employees for the issuance of shares under the employee stock purchase plan was approximately $18.8 million during the six months ended December 31, 2005.

          The plan shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2,000,000 shares or the number of shares which the KLA-Tencor estimates will be required to issue under the plan during the forthcoming fiscal year. At December 31, 2005, a total of 2,294,082 shares were reserved and available for issuance under this plan.

NOTE 7 – STOCK REPURCHASE PROGRAM

          In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. This plan was put into place to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans, and to return excess cash to the Company’s shareholders.  Since the inception of the repurchase program in 1997 through December 31, 2005 the Board of Directors had authorized KLA-Tencor to repurchase a total of 27.8 million shares, including 10 million shares authorized in February 2005.

          Share repurchases for the three months and six months ended December 31, 2005 and 2004 were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,

	2005	2004	2005	2004

Number of shares of common stock repurchased	997	775	1,736	2,813
Total cost of repurchase	$48,874	$34,068	$84,362	$111,122

          As of December 31, 2005 and 2004, the amount related to unsettled share repurchases was $2.0 million, and $1.4 million respectively.

NOTE 8 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,

	2005	2004	2005	2004

Net Income (1)	$76,649	$122,077	$153,327	$238,482

Other comprehensive income (loss):
Currency translation adjustments	(2,792)	15,962	(6,909)	15,294
Gain (loss) on cash flow hedging instruments, net	(190)	(10,733)	1,834	(6,533)
Unrealized gains (losses) on investments, net of taxes (benefits) of $(397) and $(2,984) for the three months and six months ended December 31, 2005 and $(645) and $1,795 for the three and six months ended December 31, 2004	(667)	(1,022)	(5,016)	2,842

Other comprehensive income(loss)	$(3,649)	$4,207	$(10,091)	$11,603

Total comprehensive income	$73,000	$126,284	$143,236	$250,085

(1) Net income for the three months and six months ended December 31, 2005 includes $25.8 million and $50.0 million of stock-based compensation expense, net of tax, respectively. The effect of recording stock-based compensation expense on basic and diluted earnings per share was $0.13 and $0.25 per share for the three months and six months ended December 31, 2005, respectively.

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

          Net periodic pension cost, determined in accordance with SFAS No. 87, for KLA-Tencor’s defined benefit retirement plans for the three months and six months ended December 31, 2005 and 2004 include the following components (in thousands):

	Three months ended December 31,		Six months ended December 31,

	2005	2004	2005	2004

Service Cost	$514	$608	$1,048	$1,181
Interest Cost	123	98	250	191
Expected Return on Assets	(42)	(37)	(85)	(72)
Amortization of Net Transitional Obligation	38	65	78	127
Amortization of Net Gain	45	17	92	34

Net periodic pension cost	$678	$751	$1,383	$1,461

          KLA-Tencor contributed $178,000 and $351,000 to its foreign subsidiary defined benefit pension plans for the three months and six months ended December 31, 2005, respectively, and expects to contribute $525,000 during the remainder of fiscal year 2006.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

          Factoring  KLA-Tencor has agreements with financial institutions to sell certain of its trade receivables and promissory notes from customers without recourse.  During the three months ended December 31, 2005 and 2004, approximately $56.6 million and $63.8 million of receivables were sold under these arrangements, respectively.  During the six months ended December 31, 2005 and 2004, approximately $111.2 million and $130.1 million of receivables were sold under these arrangements, respectively.  KLA-Tencor does not believe it is at risk for any material losses as a result of these agreements.

          In addition, from time to time KLA-Tencor will discount without recourse Letters of Credit (“LCs”) received from customers in payment of goods.  During the three months ended December 31, 2005, several LCs were sold with proceeds totaling $16.0 million. No LCs were sold during the three months ended December 31, 2004.  Discounting fees of $146,000 for the three months ended December 31, 2005 were equivalent to interest expense and were recorded in interest and other income net. During the six months ended December 31, 2005 and 2004, several LCs were sold with proceeds totaling $33.7 million and $10.0 million, respectively.  Discounting fees were $291,000 and $44,000 for the six months ended December 31, 2005 and 2004, respectively.

          Facilities  KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, these facilities are not included on its Condensed Consolidated Balance Sheet.

          The following is a schedule of operating leases payments (in thousands):

Fiscal year ended June 30,	Amount

2006 (remaining 6 months)	$4,026
2007	6,381
2008	4,128
2009	2,901
2010	1,755
2011	1,103
Thereafter	1,948

Total minimum lease payments	$22,242

          Purchase Commitments  KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply chain for key components.  KLA-Tencor’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties.  This forecast time-horizon can vary among different suppliers.  The Company’s open inventory purchase commitments were approximately $133.9 million as of December 31, 2005.  Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

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

          The following table provides the changes in the product warranty accrual for the three months and six months ended December 31, 2005 and 2004 (in thousands):

	Three months ended December 31,		Six months ended December 31,

	2005	2004	2005	2004

Beginning balance	$44,846	$47,821	$46,647	$38,865
Accruals for warranties issued during the period	10,996	17,238	20,965	30,407
Changes in liability related to pre-existing warranties	(1,809)	(5,812)	(2,781)	(4,759)
Settlements made during the period	(10,680)	(7,672)	(21,478)	(12,938)

Ending balance	$43,353	$51,575	$43,353	$51,575

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

NOTE 11 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets.  As a result, KLA-Tencor is exposed to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts to hedge against future movements in foreign exchange rates that affect certain existing and anticipated foreign currency denominated sales and purchase transactions. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. At December 31, 2005, KLA-Tencor had foreign exchange forward contracts maturing throughout calendar year 2006 to sell $421.2 million and purchase $84.8 million, in foreign currency, primarily Japanese Yen. At June 30, 2005, KLA-Tencor had foreign exchange forward contracts maturing throughout fiscal year 2006 to sell $365.2 million and purchase $76.4 million, in foreign currency, primarily Japanese yen.

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

          The following is a summary of revenues by geographic region for three months and six months ended December 31, 2005 and 2004 (in thousands).

	Three months ended December 31,		Six months ended December 31,

	2005	2004	2005	2004

Revenue:
United States	$85,689	$131,593	$184,138	$259,477
Europe & Israel	63,841	63,702	135,142	121,912
Japan	157,851	101,747	269,478	178,347
Taiwan	91,219	115,787	172,370	235,261
Korea	61,675	40,037	146,350	65,944
Asia Pacific	27,695	79,987	64,352	190,685

Total	$487,970	$532,853	$971,830	$1,051,626

          Long-lived assets by geographic region as of December 31, 2005 and June 30, 2005 were as follows (in thousands):

	December 31, 2005	June 30, 2005

Long-lived assets:
United States	$363,545	$372,425
Europe & Israel	9,613	9,074
Japan	3,847	4,350
Taiwan	2,115	2,356
Korea	5,141	4,849
Asia Pacific	12,327	2,247

Total	$396,588	$395,301

          The following is a summary of revenues by major products for three months and six months ended December 31, 2005 and 2004 (as a percentage of total revenue).

	Three months ended December 31,		Six months ended December 31,

	2005	2004	2005	2004

Revenue:
Defect inspection	60%	67%	61%	66%
Metrology	17%	15%	17%	16%
Service	17%	14%	16%	14%
Other	6%	4%	6%	4%

Total	100%	100%	100%	100%

          For the three months ended December 31, 2005, no customer accounted for greater than 10% of revenue.   For the three months ended December 31, 2004, one customer accounted for 11% of revenue.  For the six months ended December 31, 2005, two customers each accounted for 10% of revenue, respectively.   For the six months ended December 31, 2004, one customer accounted for 11% of revenue. As of December 31, 2005, one customer accounted for 16% of net accounts receivable.  As of June 30, 2005 one customer accounted for 12% of net accounts receivable.

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

          Effective July 1, 2005, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. Prior to July 1, 2005, we had accounted for stock-based compensation awards in accordance with Accounting Principles Board (APB) opinion No. 25. We have chosen to implement SFAS No 123(R) using the modified prospective method. Under this method, periods prior to July 1, 2005 are not restated to reflect stock-based compensation using a fair value method.

          We have not included stock-based compensation in our management reporting systems. We use certain non-GAAP measures, including certain measures of our results of operations excluding stock-based compensation expenses and net orders to assess business trends and performance, to forecast and plan future operations, and to enhance the evaluation of our results when compared to prior periods. These measures should be considered in addition to results prepared in accordance with GAAP but should not be considered a substitute for GAAP results.  We have included certain non-GAAP measures, with a reconciliation to the GAAP results, in order to enhance the reader’s understanding, as the prior comparative periods did not include stock-based compensation charges related to employee stock options and the employee stock purchase plan shares.

          The following table sets forth the key quarterly financial information which we use to manage our business and evaluate our performance (in millions).

	Fiscal year 2006		Fiscal year 2005

	First Quarter	Second Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$484	$488	$519	$533	$541	$492
Income from operations (1)	$81	$77	$157	$156	$155	$115
Net income (2)	$77	$77	$117	$122	$123	$105
Net orders	$440	$513	$529	$479	$422	$426

(1)

includes stock-based compensation of $35 million and $36 million during the first quarter and second quarter of fiscal year 2006, respectively and $1 million during the second, third, and fourth fiscal  quarters of fiscal year 2005, respectively.

(2)

includes stock-based compensation of $24 million and $26 million during the first quarter and second quarter of fiscal year 2006, respectively,  and $1 million during the second, third, and fourth fiscal  quarters of fiscal year 2005, respectively.

Outlook

          The semiconductor industry grew 7% while the semiconductor equipment industry declined approximately 4% in calendar year 2005.  Industry analysts are predicting semiconductor revenues and semiconductor equipment revenues to grow in the ranges of 8% to 10% and 5% to 10% respectively in calendar year 2006.  Net orders, which consist of new system and service orders net of cancellations, increased sequentially by approximately $73 million or 17% in the quarter ended December 31, 2005, compared to the previous fiscal quarter.  Net orders increased by approximately $34 million or 7% in the quarter ended December 31, 2005, compared to the same period in the previous fiscal year.

           Over the longer term, we expect process control to continue to represent a higher percentage of our customers’ capital spending.  We believe this percentage increase in process control spending will be driven by the demand for more precise diagnostics capabilities to address multiple new defects as a result of further shrinking of device feature sizes, the transition to new materials, and fab process innovation.  We anticipate these factors will drive increased demand for our products and services. The key drivers for growth in the semiconductor equipment industry in calender year 2006 are the transition to 300 millimeter fabs, the increased demand for consumer electronics and the strength of the NAND flash market.

Net orders by region were as follows (in millions):

	Fiscal year 2006		Fiscal year 2005

	First Quarter	Second Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

United States	$120	$105	$107	$98	$96	$135
Europe & Israel	59	65	79	53	36	43
Japan	98	105	123	157	121	139
Taiwan	110	89	90	66	104	48
Korea	24	99	91	57	58	37
Asia Pacific	29	50	39	48	7	24

Total orders	$440	$513	$529	$479	$422	$426

          Orders received in a particular quarter affect revenue recognized in subsequent quarters.  Net orders become revenue upon positive affirmation by the customer that the system has been installed and is operating according to predetermined specifications.  Our backlog for unshipped system orders as of December 31, 2005 was approximately $755 million, a majority of which we expect to ship over the next three to six months. In addition, as of December 31, 2005 the Company had $412 million related to products that have been delivered and invoiced but are awaiting written acceptance from the customer.

RESULTS OF OPERATIONS

Revenues and Gross Margin

	Three months ended			Six months ended

(in millions)	December 31, 2005	September 30, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Revenues:
Product	$402	$400	$455	$802	$897
Service	86	84	78	170	155

Total revenues	$488	$484	$533	$972	$1,052

Costs of revenues	$217	$214	$218	$431	$433
Stock-based compensation expense	7	7	—	14	—

Total costs of revenues excluding stock-based compensation expense	$210	$207	$218	$417	$433

Gross margin percentage	56%	56%	59%	56%	59%
Gross margin percentage excluding stock-based compensation expense	57%	57%	59%	57%	59%

Product revenues

          Product revenues increased $2 million or less than 1% to $402 million during the second quarter of fiscal year 2006 from $400 million during the first quarter of fiscal year 2006.  Product revenues decreased $53 million or 12% to $402 million during the second quarter of fiscal year 2006 from $455 million during the same period in the previous fiscal year.  Product revenues decreased by $95 million or 11% to $802 million during the six months ended December 31, 2005 from $897 million during the six months ended December 31, 2004.  Product revenue decreases were primarily the result of a lower level of orders received in prior quarters.

          Total revenue recognized under conditions where we deviate from the need for a written acceptance by the customer were approximately 2.6%, 3.2% and 9.4% of total revenue for the three months ended December 31, 2005, September 30, 2005 and December 31, 2004, respectively, and 2.9% and 7.9% for the six months ended December 31, 2005 and 2004, respectively.

          For the three months ended December 31, 2005, no customer accounted for greater than 10% of revenue.   For the three months ended December 31, 2004, one customer accounted for 11% of revenue.  For the six months ended December 31, 2005, two customers each accounted for 10% of revenue.   For the six months ended December 31, 2004, one customer accounted for 11% of revenue.

Service revenues

          Service revenue is generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period.  Service revenues increased by $2 million or 3% to $86 million during the second quarter of fiscal year 2006 from $84 million during the first quarter of fiscal year 2006.  Service revenues increased by $8 million or 11% to $86 million during the three months ended December 31, 2005 from $78 million during the three months ended December 31, 2004.  Service revenues increased by $15 million or 10% to $170 million during the six months ended December 31, 2005 from $155 million during the six months ended December 31, 2004.  The increase in service revenue is due to an increase in the number of post-warranty systems installed at our customers’ sites and the degree of utilization of those systems.

Revenues by region

Revenues by region for the periods indicated were as follows (in millions):

	Three months ended						Six months ended

	December 31, 2005		September 30, 2005		December 31, 2004		December 31, 2005		December 31, 2004

United States	$86	17%	$98	20%	$131	25%	$184	19%	$259	25%
Europe & Israel	64	13%	71	15%	64	12%	135	14%	122	12%
Japan	158	32%	112	23%	102	19%	270	27%	179	17%
Taiwan	91	19%	81	17%	116	22%	172	18%	235	22%
Korea	62	13%	85	17%	40	7%	147	15%	66	6%
Asia Pacific	27	6%	37	8%	80	15%	64	7%	191	18%

Total	$488	100%	$484	100%	$533	100%	$972	100%	$1,052	100%

          International revenues were 83%, 80%, and 75% of revenue during the three months ended December 31, 2005, September 30, 2005, and December 31, 2004, respectively.  International revenues were 81% and 75% of revenue during the six months ended December 31, 2005 and 2004, respectively.  A significant portion of our revenue continues to be generated in Asia where a substantial portion of the world’s semiconductor manufacturing capacity is located.

Gross margin

          Gross margin percentage remained flat at 56% during the second quarter of fiscal year 2006 compared to the first quarter of fiscal year 2006 and declined by 3 percentage points compared to 59% during the same period in the prior fiscal year.  Of this decline, 2 percentage points is attributed to lower revenue levels; and 1 percentage point is attributed to stock-based compensation expense recorded during the second quarter of fiscal year 2006.

          Stock-based compensation expense included in cost of revenues remained flat at $7 million or 1% of revenues during the second quarter of fiscal year 2006 compared to the first quarter of fiscal year 2006.  There was no stock-based compensation expense included in cost of revenues during the same period in the previous fiscal year.

Engineering, Research and Development

	Three months ended			Six months ended

(in millions)	December 31, 2005	September 30, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Net research and development (‘R&D’) expenses	$98	$97	$87	$195	$164
Stock-based compensation expense(1)	12	11	—	23	—
Net R&D expenses excluding stock-based compensation expense(1)	$86	$86	$87	$172	$164
Percentage of total revenues	20%	20%	16%	20%	16%
Percentage of total revenues excluding stock-based compensation expense	18%	18%	16%	18%	16%

(1)	Stock-based compensation expense included in Net R&D expenses was approximately $0.5 million for the three months and six months ended December 31, 2004.

          Net R&D expenses increased $1 million or 2% to $98 million during the second quarter of fiscal year 2006 from $97 million during the first quarter of fiscal year 2006.  Net R&D expenses increased $11 million or 13% to $98 million during the second quarter of fiscal year 2006 from $87 million during the same period in the previous fiscal year.  Net R&D expenses increased by $31 million or 19% to $195 million during the six months ended December 31, 2005 from $164 million during the six months ended December 31, 2004.  The increase in Net R&D expenses compared to the previous fiscal year is primarily attributed to stock-based compensation expenses recorded during the current fiscal year.

          Net R&D expenses excluding stock-based compensation expense remained flat at $86 million during the second quarter of fiscal year 2006 compared to the first quarter of fiscal year 2006 and the same period in the previous fiscal year.  Net R&D expenses excluding stock-based compensation expense increased by $8 million from $164 million during the six months ended December 31, 2004 to $172 million during the six months ended December 31, 2005 primarily due to the increased cost of engineering project materials. Stock-based compensation expense included in Net R&D expenses was $12 million or 2% of total revenues during the second quarter of fiscal year 2006 compared to $11 million or 2% of total revenues during the first quarter of fiscal year 2006 and $0.5 million or less than 1% of total revenues during the same period in the previous fiscal year.

           The gross dollars for R&D investment were partially offset by $2 million, $3 million and $1 million of external funding received during the three months ended December 31, 2005, September 30, 2005, and December 31, 2004, respectively.  The gross dollars for R&D investment were partially offset by $5 million and $3 million of external funding received during the six months ended December 31, 2005 and 2004, respectively.  The external funding was received for certain strategic development programs conducted with several of our customers and from government grants.

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

Selling, General and Administrative

	Three months ended			Six months ended

(in millions)	December 31, 2005	September 30, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Selling, general and administrative (‘SG&A’) expenses	$96	$92	$72	$188	$141
Stock-based compensation expense(1)	18	17	1	35	1
SG&A expenses excluding stock-based compensation expense(1)	$78	$75	$71	$153	$140
Percentage of total revenues	20%	19%	14%	19%	13%
Percentage of total revenues excluding stock-based compensation expense	16%	16%	13%	16%	13%

(1)	Stock-based compensation expense included in SG&A expenses was approximately $0.6 million for the three months and six months ended December 31, 2004.

          SG&A expenses increased $4 million or 4% to $96 million during the second quarter of fiscal year 2006 from $92 million during the first quarter of fiscal year 2006.  SG&A expenses increased $24 million or 33% to $96 million during the second quarter of fiscal year 2006 from $72 million during the same period in the previous fiscal year.  SG&A expenses increased by $47 million or 33% to $188 million during the six months ended December 31, 2005 from $141 million during the six months ended December 31, 2004.  The increase in SG&A expenses compared to the previous fiscal year is primarily attributed to stock-based compensation expenses recorded during the current fiscal year.

          SG&A expenses excluding stock-based compensation expense increased $3 million or 4% to $78 million during the second quarter of fiscal year 2006 from $75 million during the first quarter of fiscal year 2006.  SG&A expenses excluding stock-based compensation expense increased $6 million or 9% to $78 million during the second quarter of fiscal year 2006 from $72 million during the same period in the previous fiscal year.  SG&A expenses excluding stock-based compensation expense increased by $12 million or 9% to $153 million during the six months ended December 31, 2005 from $141 million during the six months ended December 31, 2004.

          The increase in SG&A expenses excluding stock-based compensation expense compared to the previous fiscal quarter is primarily due to higher compensation costs associated with an increase in customer application support and increased staffing.  The increase in SG&A expenses excluding stock-based compensation expense compared to the same period in the prior fiscal year is due to an increase in customer application support, increased staffing and consolidating the results of operations of the entities acquired during fiscal year 2005.  The entities acquired during fiscal year 2005 contributed $3 million, $3 million and $3 million of the SG&A expenses for the three months ended December 31, 2005, September 30, 2005 and December 31, 2004, respectively.  The businesses acquired during fiscal year 2005 contributed $6 million and $3 million of the SG&A expenses during the six months ended December 31, 2005 and 2004, respectively.  For more information on the business combinations completed during fiscal year 2005, see Note 4 “Business Combinations” of the Notes to our Consolidated Financial Statements at Item 1 “Financial Statements and Supplementary Data” of this quarterly report.

          Stock-based compensation expense included in SG&A expenses was $18 million or 4% of total revenues during the second quarter of fiscal year 2006 compared to $17 million, or 4% of total revenues during the first quarter of fiscal year 2006 and $0.6 million or less than 1% of total revenues during the same period in the previous fiscal year.

           During November 2005, the Company announced that effective January 2006, Ken Schroeder, our then-chief executive officer, would be employed by the Company as a senior advisor and cease to be our chief executive officer. We and Mr. Schroeder also revised his prior agreement with the Company and defined the salary, bonus payout and equity award vesting during the period of his employment as a senior advisor. Mr. Schroeder continues to be an employee of the Company as determined by reference to common law and applicable Internal Revenue Service guidelines and we expect his employment to continue through January 1, 2011. Effective January 1, 2006, under the terms of our revised agreement with Mr. Schroeder, we determined that all service conditions associated with certain prior equity awards had been satisfied. Accordingly, we expect to record a non-cash stock compensation charge of approximately $13 million as a component of Selling, General and Administrative expense during the third quarter of fiscal 2006. We believe that the service conditions and service periods associated with other equity awards remain unchanged. We expect to record the non-cash stock-based compensation associated with those equity awards over the related service periods. However, should Mr. Schroeder’s employment terminate or if he ceases to satisfy the criteria to be considered an employee of the Company, we may be required to record a significant charge as a component of Selling, General and Administrative expense.

Interest Income and Other, Net

	Three months ended			Six months ended

(in millions)	December 31, 2005	September 30, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Interest income and other, net	$16	$15	$8	$31	$15
Percentage of total revenues	3%	3%	1%	3%	1%

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

Provision for Income Taxes

          Our effective income tax rate, after deduction for stock based compensation, was 19.1% and 26.0% for the three months ended December 31, 2005 and 2004, respectively, and 19.9% and 27.5% for the six months ended December 31, 2005 and 2004, respectively. The current quarter decrease in the effective tax rate is primarily due to implementation of SFAS No. 123R, favorable adjustments due to statute of limitation expiration and adjustments to previously estimated tax liabilities. Excluding these items, our tax rate after stock-based compensation deduction for the three months ending December 31, 2005 would have been 31.2%. In general, our tax rate differs from the statutory rate of 35% largely due to benefits realized from Extraterritorial Income (“ETI”) exclusion, research and development tax credits, reduced taxes on foreign earnings, tax exempt interest and domestic production deduction benefits.

          Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, non tax-deductible expenses incurred in connection with acquisitions, amount of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, the resolution of outstanding tax contingencies, and the effectiveness of our tax planning strategies.

          The Internal Revenue Service is auditing the Company’s fiscal year 2003 and 2004 corporate tax returns.  Liabilities for anticipated worldwide tax audit issues have been established based on our estimate of whether, and the extent to which, additional tax payments are probable.  The Company believes that adequate provision has been made to cover any potential additional tax assessments.

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

          We elected to adopt the modified prospective application method as provided by SFAS No. 123(R).  Accordingly, during the period ended December 31, 2005, we recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123.  We did not restate previously reported amounts.

          During the three months and six months ended December 31, 2005, we recorded stock-based compensation related to stock options of $31 million and $61 million, respectively.  As of December 31, 2005, the unrecorded deferred stock-based compensation balance related to stock options was $272 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 3.0 years.

          The compensation cost in connection with the employee stock purchase plan for the three months and six months ended December 31, 2005 was $6 million, and $13 million, respectively.

          Compensation cost for all restricted stock units for the three months and six months ended December 31, 2005 was $1 million and $3 million, respectively.  As of December 31, 2005, there was $29 million of total deferred stock-based compensation after estimated forfeitures related to nonvested restricted stock units granted under the Equity Incentive Program.  That cost is expected to be recognized over an estimated weighted average amortization period of 4.3 years.

          Approximately $4 million and $1 million of stock-based compensation was capitalized as inventory and deferred system profit, respectively, at December 31, 2005.  We elected not to capitalize any stock-based compensation to inventory or deferred system profit at July 1, 2005 when the provisions of SFAS No. 123(R) were initially adopted.

LIQUIDITY AND CAPITAL RESOURCES

(in millions)	December 31, 2005	June 30, 2005	Change

Cash and cash equivalents	$964	$875	$89
Marketable securities	1,263	1,320	(57)

Total cash, cash equivalents and marketable securities	$2,227	$2,195	$32

Percentage of total assets	53%	55%

	Six months ended

(in millions)	December 31, 2005	December 31, 2004

Cash provided by operating activities(1)	$71	$171
Cash used in investing activities	(6)	(191)
Cash provided by (used in) financing activities(1)	17	(30)
Effect of exchange rate changes on cash and cash equivalents	7	5

Net increase in cash and cash equivalents	$89	$(45)

(1)   Cash provided by financing activities during the six months ended December 31, 2005 includes $11 million of gross tax windfall from stock-based compensation which was previously recorded under cash provided by operating activities.

          We have historically financed our operations through cash generated from operations.  Cash provided by operating activities was $71 million and $171 million for the six months ended December 31, 2005 and 2004, respectively. Cash provided by operating activities during the six months ended December 31, 2005 consisted primarily of net income of $153 million increased by non-cash depreciation of $35 million and stock-based compensation of $71 million, offset by an increase in accounts receivable of $53 million, an increase in inventories of $50 million, a decrease in deferred system profit of $46 million, and a decrease in other current liabilities of $63 million.  Net cash provided by operating activities during the six months ended December 31, 2004 consisted primarily of $238 million provided by net income, adjusted for $37 million of non-cash depreciation and amortization, an increase in other current liabilities of $30 million and partially offset by an increase in net accounts receivable balances by $60 million, an increase in inventory balances by $11 million, an increase in other asset balances by $27 million, a decrease in accounts payable balances by $21 million  and a decrease in deferred profit balances by $17 million.

          Cash used in investing activities was $6 million and $191 million during the six months ended December 31, 2005 and 2004, respectively.  Investing activities typically consist of purchases and sales or maturities of marketable securities, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new market segments or emerging technologies.

          We generated $17 million of cash in financing activities during the six months ended December 31, 2005, compared with $30 million of cash used in financing activities during the six months ended December 31, 2004.  Issuance of common stock primarily through the exercise of employee stock options and purchased under our employee stock purchase plan provided $136 million and $71 million during the six months ended December 31, 2005 and 2004, respectively. We used $84 million and $111 million during the six months ended December 31, 2005 and 2004, respectively to repurchase shares of our common stock under the stock repurchase program initiated in 1997.  During the third fiscal quarter of 2005, our Board of Directors also approved the initiation of a quarterly cash dividend and declared a dividend of 12 cents per share of our outstanding common stock.  The total amount of dividend paid during the six months ended December 31, 2005 was $47 million.  Further, the dividend for the third fiscal quarter of 2006 was declared on January 24, 2006 and is payable on March 1, 2006 to our stockholders of record on February 15, 2006.  The total amount of dividend payable during the third quarter of fiscal year 2006 is approximately $24 million.

          The following is a schedule summarizing our significant operating lease commitments as of December 31, 2005 (in millions):

	Payments Due by Fiscal Year

	Total	2006(1)	2007	2008	2009	2010	Thereafter

Operating leases	$22.2	$4.0	$6.4	$4.1	$2.9	$1.8	$3.0

(1)	Remaining 6 months

          We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse.  During the three months ended December 31, 2005 and 2004, approximately $57 million and $64 million of receivables were sold under these arrangements, respectively.  During the six months ended December 31, 2005 and 2004, approximately $111 million and $130 million of receivables were sold under these arrangements, respectively.

          In addition, from time to time we will discount without recourse, Letters of Credit (“LCs”) received from customers in payment of goods.  During the three months ended December 31, 2005, several LCs were sold with proceeds totaling $16 million.  Discounting fees were $146,000 for the three months ended December 31, 2005. No LCs were sold during the three months ended December 31, 2004.  During the six months ended December 31, 2005 and 2004, several LCs were sold with proceeds totaling $34 million and $10 million.  Discounting fees were $291,000 and $44,000 for the six months ended December 31, 2005 and 2004, respectively.

          We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components.  Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties.  This forecast time-horizon can vary among different suppliers.  We estimate our open inventory purchase commitment as of December 31, 2005 to be approximately $134 million.  Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

          At December 31, 2005, our principal sources of liquidity consisted of $2.2 billion of cash, cash equivalents, and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries.  Although cash requirements will fluctuate based on the timing and extent of these factors, our management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

           We have no material off-balance sheet arrangements other than the significant contractual obligations fully disclosed in the Notes to our Condensed Consolidated Financial Statements.

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

          Revenue Recognition  We recognize revenue when persuasive evidence of an arrangement exists, the sale price is fixed or determinable, delivery has occurred or services rendered, and collectibility is reasonably assured. System revenue includes hardware and software that is incidental to the product.  We generally recognize system revenue upon positive affirmation by the customer that the system has been installed and is operating according to pre-determined specifications.  This positive affirmation is generally evidenced by an acceptance document signed by the customer.  In certain cases, we deviate from the need for written acceptance and recognize system revenue upon shipment.  Total revenue recognized under conditions where we deviate from the need for a written acceptance by the customer were approximately 2.6%, 3.2% and 9.4% of total revenue for the three months ended December 31, 2005, September 30, 2005 and December 31, 2004, respectively.  Shipping charges billed to customers are included in system revenue and the related shipping costs are included in cost of revenues.

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

          Contingencies and Litigation We are named from time to time as a party to various legal proceedings.  While we currently believe the ultimate outcome of these proceedings will not have a material adverse effect on our financial position, results of operations or cash flows; the results of complex legal proceedings are difficult to predict.  We would accrue the cost of an adverse judgment if, in our estimation, the adverse settlement is probable and we can reasonably estimate the ultimate cost to us. We have made no such accruals as of December 31, 2005.

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

          Operating results also could be affected by sudden changes in customer requirements and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which we do business. As a result of these or other factors, we could fail to achieve our expectations as to future revenue, gross profit and income from operations. Our failure to meet the performance expectations set and published by external sources could result in a sudden and significant drop in the price of our stock, particularly on a short-term basis, and could negatively affect the value of any investment in our stock.

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

Technological Change and Customer Requirements

          Success in the semiconductor equipment industry depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions.  For example, in the current semiconductor industry, the size of semiconductor devices continues to shrink and the industry is currently transitioning to the use of new materials and is innovating fab processes.  While we expect these trends will increase our customers’ reliance on our diagnostic products, we cannot ensure that they will directly improve our business.  These and other evolving customer needs require us to respond with continued development programs and to cut back or discontinue older programs, which may no longer have industry-wide support.  Technical innovations are inherently complex and require long development cycles and appropriate staffing of highly qualified employees.  Our competitive advantage and future business success depend on our ability to accurately predict evolving industry standards, to develop and introduce new products which successfully address changing customer needs, to win market acceptance of these new products and to manufacture these new products in a timely and cost-effective manner. If we do not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, our business could be seriously harmed.

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

Increasing Costs Associated with Securities Laws and Regulations Compliance

          Changes in and additions to the laws and regulations affecting public companies over the last four years, including the provisions of the Sarbanes-Oxley Act of 2002, have increased and will continue to increase our expenses as we evaluate the implications of these new rules and devote additional resources to comply with the new requirements. The Sarbanes- Oxley Act mandates, among other things, that companies adopt new and more extensive corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In particular, we will continue to incur additional administrative expense as we fulfill the requirements of Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal control over financial reporting. In addition, The Nasdaq National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

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

           For example, the adoption of SFAS No. 123(R), which required us to measure all employee stock-based compensation awards using a fair value method beginning in fiscal year 2006 and record such expense in our consolidated financial statements had a material impact on our consolidated financial statements, as reported under generally accepted accounting principles in the United States.

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

Effects of Recent Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements.  In March 2005, the SEC issued SAB 107, which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) during the first quarter of fiscal year 2006 had a material impact on our consolidated results of operations, financial position and statement of cash flows.  For more information on stock-based compensation costs during the three months and six months ended December 31, 2005, refer to Note 6 “Stock Based Compensation” of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report.

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

          We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 31, 2005. Actual results may differ materially.

          As of December 31, 2005, we had an investment portfolio of fixed income securities of $1.3 billion, excluding those classified as cash and cash equivalents.  These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2005, the fair value of the portfolio would have declined by $8 million.

          As of December 31, 2005, we had net forward contracts to sell $336 million in foreign currency in order to hedge currency exposures (see Note 11 of the Notes to the Condensed Consolidated Financial Statements under “Derivative Instruments”).  If we had entered into these contracts on December 31, 2005, the U.S. dollar equivalent would be $336 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $45 million.  However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount.  Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Following is a summary of stock repurchases for the quarter ended December 31, 2005.(1)

Period	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)

October 1, 2005 to October 31, 2005	455,000	$47.78	7,156,500
November 1, 2005 to November 30, 2005	330,000	$48.98	6,826,500
December 1, 2005 to December 31, 2005	212,000	$51.75	6,614,500

Total	997,000	$49.02

(1)

In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. This program was put into place in order to reduce the dilution that results from KLA-Tencor’s issuance of its shares pursuant to its employee benefit and incentive plans such as the stock option and employee stock purchase plans.  Since the inception of the repurchase program in 1997 through December 31, 2005, the Board of Directors has authorized KLA-Tencor to repurchase a total of 27.8 million shares.  All such shares remain as treasury shares and are retired.

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

          The Annual Meeting of Stockholders of KLA-Tencor Corporation was held on November 4, 2005 at the Company’s offices in Milpitas, California.  Of the 197,626,388 shares of Common Stock outstanding as of September 6, 2005 (the record date), 174,199,154 shares (88.14%) were present or represented by proxy at the meeting.

1.	The table below presents the results of the election to the Company’s board of directors.

	Votes for	Votes Withheld

Kenneth Levy	169,282,397	4,916,756
Jon D. Tompkins	172,140,045	2,059,108
Lida Urbanek	165,135,799	9,063,354

The terms of Kenneth Levy, Jon D. Tompkins and Lida Urbanek as directors of the Company, continued after the meeting.

2.	The stockholders approved the Company’s Performance Bonus Plan. This proposal received 168,988,721 votes for; 4,274,568 votes against and 935,863 abstentions.

3.

The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ended June 30, 2006. This proposal received 170,296,027 votes for, 3,025,446 votes against and 877,680 abstentions.

4.	The stockholders approved the proposal for Majority Voting for Directors. This proposal received 94,154,544 votes for, 58,282,599 votes against and 1,308,286 abstentions.

ITEM 6.	EXHIBITS

10.14 Amended and restated agreement by and between KLA-Tencor Corporation and Kenneth L. Schroeder*

10.15 KLA-Tencor Corporation Performance Bonus Plan*

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

KLA-Tencor Corporation
(Registrant)

February 1, 2006	/s/ RICHARD P. WALLACE
(Date)
Richard P. Wallace
Chief Executive Officer
(Principal Executive Officer)

February 1, 2006	/s/ JEFFREY L. HALL
(Date)
Jeffrey L. Hall
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997

3.2	Certificate of Amendment of Amendment and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001

3.3	Bylaws, as amended November 17, 1998	S-8	No. 333-68415	3.2	December 4, 1998

4.1	Amended and Restated Rights Agreement dated as of August 25, 1996 between the Company and First National Bank of Boston, as Rights Agent. The Agreement includes the Form of Right Certificate as Exhibit A and the Summary of Terms of Rights as Exhibit B	8-A/A, Amendment No. 2	No. 0-9992	1	September 24, 1996

10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998

10.2	1997 Employee Stock Purchase Plan*	S-8	No. 333-45271	10.2	January 30, 1998

10.3	Tencor Instruments Amended and Restated 1993 Equity Incentive Plan	S-8	No. 333-22939	10.75	March 7, 1997

10.4	Restated 1982 Stock Option Plan, as amended November 18, 1996*	S-8	No. 333-22941	10.74	March 7, 1997

10.5	Excess Profit Stock Plan*	S-8	No. 333-60883	10.15	August 7, 1997

10.6	Form of KLA-Tencor Corporation Corporate Officers Retention Plan*	S-4	No. 333-23075	10.2	March 11, 1997

10.7	Form of Indemnification Agreement*	10-K	No. 000-09992	10.3	September 29, 1997

10.8	Livermore Land Purchase and Sale Agreement	10-K	No. 000-09992	10.16	September 28, 2000

10.9	Severance Agreement and General Release	10-K	No. 000-09992	10.9	August 30, 2004

10.10	2004 Equity Incentive Plan*	Proxy	No. 000-09992	Appendix A	September 9, 2004

10.11	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004

10.12	Blue29 Corporation 2003 Stock Incentive Plan*	S-8	No. 333-120218	10.1	November 4, 2004

10.13	Agreement by and between KLA-Tencor Corporation and Kenneth L. Schroeder*	8-K	No. 000-09992	10.1	February 23, 2005

10.14	Amended and restated agreement by and between KLA-Tencor Corporation and Kenneth L. Schroeder*

10.15	KLA-Tencor Corporation Performance Bonus Plan*

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

* Denotes a management contract, plan or arrangement