Form 10-Q
period 2006-03-31
KLA TENCOR CORP
filed 2006-05-04
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2006

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________to ________________

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

          As of May 1, 2006 there were 199,085,897 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Unaudited)

KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	March 31, 2006	June 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$961,995	$663,163
Marketable securities	1,323,300	1,532,023
Accounts receivable, net	456,288	333,218
Inventories	438,443	358,339
Deferred income taxes	291,133	265,467
Other current assets	57,014	50,435

Total current assets	3,528,173	3,202,645
Land, property and equipment, net	395,123	385,222
Other assets	438,022	398,505

Total assets	$4,361,318	$3,986,372

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,709	$67,717
Deferred system profit	219,868	209,899
Unearned revenue	73,924	80,122
Other current liabilities	545,601	574,124

Total current liabilities	937,102	931,862

Commitments and contingencies (Note 10)
Minority interest in subsidiary	$11,069	$9,253
Stockholders’ equity:
Common stock and capital in excess of par value	1,142,015	943,322
Retained earnings	2,263,647	2,083,638
Accumulated other comprehensive income	7,485	18,297

Total stockholders’ equity	3,413,147	3,045,257

Total liabilities, minority interest and stockholders’ equity	$4,361,318	$3,986,372

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,

(in thousands except per share data)	2006	2005	2006	2005

Revenues:
Product	$427,676	$463,171	$1,229,346	$1,360,412
Service	90,580	78,440	260,740	232,825

Total revenues	518,256	541,611	1,490,086	1,593,237

Costs and operating expenses:
Costs of revenues*	226,620	221,838	657,943	655,042
Engineering, research and development*	95,927	88,812	291,005	253,120
Selling, general and administrative*	108,364	76,114	296,440	217,753

Total costs and operating expenses	430,911	386,764	1,245,388	1,125,915

Income from operations	87,345	154,847	244,698	467,322
Interest income and other, net	17,225	7,292	48,686	22,054

Income before income taxes and minority interest	104,570	162,139	293,384	489,376
Provision for income taxes*	7,347	40,065	44,834	130,055

Income before minority interest	97,223	122,074	248,550	359,321
Minority interest	920	1,089	2,920	2,324

Net income	$98,143	$123,163	$251,470	$361,645

Net income per share:
Basic	$0.49	$0.63	$1.27	$1.84

Diluted	$0.48	$0.61	$1.23	$1.80

Weighted average number of shares:
Basic	199,876	196,883	198,498	196,244

Diluted	204,818	202,329	203,696	201,058

*includes the following amounts related to equity awards
Costs of revenues	$6,243	$—	$19,666	$—
Engineering, research and development	10,782	25	33,815	523
Selling, general and administrative	27,526	773	62,152	1,394
Provision for income taxes	(13,763)	(295)	(34,861)	(709)

Total	$30,788	503	$80,772	$1,208

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,

(in thousands)	2006	2005

Cash flows from operating activities:
Net income	$251,470	$361,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,495	53,398
Non-cash stock-based compensation	115,633	1,917
Tax benefit from equity awards	44,100	—
Gross tax windfall from stock-based compensation	(16,676)	—
Minority interest	(2,920)	(2,324)
Net (gain) loss on sale of marketable securities and other investments	3,419	3,360
Changes in assets and liabilities, net of effect of acquisitions of businesses:
Accounts receivable, net	(136,017)	(68,891)
Inventories	(75,850)	(13,985)
Other assets	(23,720)	(39,564)
Accounts payable	29,611	(15)
Deferred system profit	9,969	(12,606)
Other current liabilities	(69,131)	70,124

Net cash provided by operating activities	181,383	353,059

Cash flows from investing activities:
Acquisitions of businesses, net of cash received	(7,664)	(44,628)
Capital expenditures, net	(59,124)	(54,331)
Purchase of available-for-sale securities	(3,241,357)	(2,476,221)
Proceeds from sale of available-for-sale securities	3,290,827	1,965,743
Proceeds from maturity of available-for-sale securities	136,907	266,372

Net cash provided by (used in) investing activities	119,589	(343,065)

Cash flows from financing activities:
Issuance of common stock	180,307	103,304
Stock repurchases	(143,132)	(135,443)
Payment of dividends to stockholders	(71,461)	—
Proceeds from sale of minority interest in subsidiary	4,736	10,000
Gross tax windfall from stock-based compensation	16,676	—

Net cash used in financing activities	(12,874)	(22,139)

Effect of exchange rate changes on cash and cash equivalents	10,734	9,160

Net increase (decrease) in cash and cash equivalents	298,832	(2,985)
Cash and cash equivalents at beginning of period	663,163	353,882

Cash and cash equivalents at end of period	$961,995	$350,897

Supplemental cash flow disclosures:
Income taxes paid, net	$61,143	$121,426

Interest paid	$1,066	$717

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

          The results of operations for the three  month and nine month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2006.

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

          Recent Accounting Pronouncements  In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) in the fiscal quarter ended September 30, 2005, had a material impact on the Company’s consolidated results of operations, financial position and statement of cash flows.  For more information on stock-based compensation costs during the three months and nine months ended March 31, 2006, refer to Note 6 - “Stock-Based Compensation.”

          In February 2006, the FASB  issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of  FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  The statement clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  The statement also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.  It amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This Statement is effective for the Company for all financial instruments acquired or issued after July 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

          In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for the Company for accounting changes made in fiscal years beginning July 1, 2006; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 2 – BALANCE SHEET COMPONENTS

(in thousands)	March 31, 2006	June 30, 2005

Cash equivalents and marketable securities
U.S. Treasuries	$199,313	$42,582
Mortgage-backed securities	318,970	34,798
Municipal bonds	1,062,563	1,455,848
Money market bank deposits	572,639	520,124
Corporate equity securities	426	11,887

	$2,153,911	$2,065,239

Less: Cash equivalents	830,611	533,216

Short-term marketable securities	$1,323,300	$1,532,023

          In the third fiscal quarter of 2006, the Company reclassified variable-rate demand notes with reset dates of 90 days or less, from cash and cash equivalents to short term investments on the Consolidated Balance Sheets. There was no impact on the Consolidated Statements of Operations as a result of this revision for the three months and nine months ended March 31, 2006. The impact on the Consolidated Balance Sheet was as follows:

	June 30, 2005

(in thousands)	As reported	As revised

Cash and cash equivalents	$874,509	$663,163
Marketable securities	$1,320,677	$1,532,023

The impact on the Consolidated Statement of Cash Flows was as follows:

	9 months ended March 31, 2005

(in thousands)	As reported	As revised

Cash used for purchases of available-for-sale securities	$(1,761,617)	$(2,476,221)
Proceeds from sale of available-for-sale securities	$1,463,102	$1,965,743
Proceeds from maturities of available-for-sale securities	$264,857	$266,372
Net cash provided by (used in) investing activities	$(132,617)	$(343,065)

(in thousands)	March 31, 2006	June 30, 2005

Accounts receivable, net
Accounts receivable, gross	$468,300	$345,443
Allowance for doubtful accounts	(12,012)	(12,225)

	$456,288	$333,218

Inventories
Customer service parts	$155,603	$124,631
Raw materials	102,496	87,298
Work-in-process	90,451	64,388
Finished goods and demonstration equipment	89,893	82,022

	$438,443	$358,339

Property and equipment
Land	$84,548	$84,548
Buildings and improvements	154,405	154,405
Machinery and equipment	376,993	348,145
Office furniture and fixtures	41,543	41,480
Leasehold improvements	141,074	138,787
Construction in process	21,791	6,276

	820,354	773,641
Less: accumulated depreciation	(425,231)	(388,419)

	$395,123	$385,222

Other assets
Goodwill & other intangibles, net	$71,067	$58,670
Long-term investments	166,114	137,143
Deferred tax assets – long-term	191,473	192,613
Other	9,368	10,079

	$438,022	$398,505

(in thousands)	March 31, 2006	June 30, 2005

Other current liabilities
Warranty and retrofit	$48,747	$52,845
Compensation and benefits	278,569	251,060
Income taxes payable	104,528	142,855
Other accrued expenses	113,757	127,364

	$545,601	$574,124

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

          The carrying value of goodwill was $49.2 million and $47.4 million as of March 31, 2006 and June 30, 2005, respectively, and was allocated to KLA-Tencor’s reporting units pursuant to SFAS No. 142.  In accordance with SFAS No. 142, KLA-Tencor completed its annual evaluation of the goodwill by reporting unit during the quarter ended December 31, 2005, and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of fiscal year 2006.

Other Intangible Assets

The components of other intangible assets as of March 31, 2006 (in thousands) were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Existing technology	$13,037	4,494	8,543
Patents	18,161	5,273	12,888
Trademark	1,225	754	471
Other	200	200	—

Total	$32,623	10,721	21,902

The components of other intangible assets as of June 30, 2005 (in thousands) were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Existing technology	$12,537	$2,807	$9,730
Patents	4,761	3,889	872
Trademark	1,225	602	623
Other	200	200	—

Total	$18,723	$7,498	$11,225

          During the quarter ended September 30, 2005, the Company entered into an agreement to license certain patents for approximately $14 million which will be amortized over a period of 10 years.  For the three month periods ended March 31, 2006 and 2005, amortization expense for other intangible assets was $0.9 million and $1.0 million, respectively. For the nine month periods ended March 31, 2006 and 2005, amortization expense for other intangible assets was $3.2 million and $2.4 million, respectively.  Based on the intangible assets recorded at March 31, 2006, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal year ending June 30:	Amount

2006 (remaining 3 months)	$894
2007	3,368
2008	3,022
2009	2,898
2010	2,898
Thereafter	8,822

Total	$21,902

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

Pending Business Combination

          On February 23, 2006, the Company announced that it had entered into a definitive agreement to acquire ADE Corporation. (“ADE”).  ADE is a provider of semiconductor process control solutions.  Under the terms of the agreement, the Company has agreed to acquire ADE in a stock-for-stock transaction valued at approximately $488 million based on the closing price of the Company’s common stock on February 22, 2006.  Pursuant to the agreement, which has been unanimously approved by the boards of directors of both companies, each share of ADE common stock will be exchanged for 0.64 shares of the Company’s common stock on a fixed basis. The transaction is anticipated to be a tax-free exchange to ADE stockholders and will be subject to customary closing conditions, including regulatory approvals and approval by ADE stockholders. The acquisition of ADE will be accounted for as a purchase and the transaction is expected to close in the first fiscal quarter of 2007.

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

          The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended March 31,		Nine months ended March 31,

	2006	2005	2006	2005

Numerator:
Net Income(1)	$98,143	$123,163	$251,470	$361,645

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock units	199,876	196,883	198,498	196,244
Effect of dilutive options and restricted stock units	4,942	5,446	5,198	4,814

Denominator for diluted earnings per share	204,818	202,329	203,696	201,058

Basic earnings per share(1)	$0.49	$0.63	$1.27	$1.84

Diluted earnings per share(1)	$0.48	$0.61	$1.23	$1.80

(1) Net income for the three months and nine months ended March 31, 2006 includes $30.8 million and $80.8 million of stock-based compensation expense, net of tax, respectively.  The effect of recording stock-based compensation expense on basic and diluted earnings per share was $0.15 and $0.40 per share for the three months and nine months ended March 31, 2006, respectively.

          Potentially dilutive securities that were excluded from the computation of diluted earnings per share for the above periods because their effect would have been anti-dilutive were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,

	2006	2005	2006	2005

Number of shares	13,529	5,677	15,960	9,921

          During the third fiscal quarter of 2005, the Company’s Board of Directors authorized a quarterly cash dividend of $0.12 per share.  The total amount of dividends paid during the three months and nine months ended March 31, 2006 was $24.0 and $71.4 million, respectively.

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

          The pro-forma information for the three months and nine months ended March 31, 2005 was as follows:

	Three months ended March 31, 2005	Nine months ended March 31, 2005

Net income – as reported	$123,163	$361,645
Add:
Stock-based compensation expense included in reported net income, net of tax	503	1,208
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(25,078)	(67,313)

Net income – pro forma	$98,588	$295,540

Earnings per share:
As reported
Basic	$0.63	$1.84

Diluted	$0.61	$1.80

Pro forma
Basic	$0.50	$1.51

Diluted	$0.49	$1.47

Impact of the adoption of SFAS No. 123(R)

          The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R).  Accordingly, during the period ended March 31, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123.  Previously reported amounts have not been restated.  The effect of recording stock-based compensation for the three months and nine months ended March 31, 2006 was as follows:

	Three months ended March 31, 2006	Nine months ended March 31, 2006

Stock-based compensation expense by type of award:
Employee stock options	$36,783	$97,792
Employee stock purchase plan	4,397	16,913
Restricted stock units(1)	4,123	6,591
Amounts capitalized as inventory and deferred system profit	(752)	(5,663)

Total stock-based compensation	44,551	115,633
Tax effect on stock-based compensation	(13,763)	(34,861)

Net effect on net income	$30,788	$80,772

Tax effect on:
Cash flows from operations	(5,885)	(16,676)
Cash flows from financing activities	5,885	16,676
Effect on earnings per share:
Basic	$0.15	$0.40
Diluted	$0.15	$0.40

(1) Stock-based compensation expense of $4.1 million and $6.6 million for the three months and nine months ended March 31, 2006, respectively, related to restricted stock units would have been recorded under the provisions of APB No. 25.

          As of July 1, 2005, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $288.1 million after estimated forfeitures.  In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.  At March 31, 2006, the Company increased the estimated forfeitures and therefore reduced the unrecorded deferred compensation balance by $2.9 million.

          During the nine months ended March 31, 2006, the Company granted approximately 4.6 million stock options with an estimated total grant-date fair value of $50.5 million after estimated forfeitures.  During the nine months March 31, 2006, the Company recorded stock-based compensation related to stock options of $97.8 million.

          As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $238.0 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 3.6 years.

          Approximately $4.8 million and $0.8 million of stock-based compensation was capitalized as inventory and deferred system profit, respectively, at March 31, 2006.  The Company elected not to capitalize any stock-based compensation to inventory or deferred system profit at July 1, 2005 when the provisions of SFAS No. 123(R) were initially adopted.

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

	Three months ended March 31		Nine months ended March 31,

	2006	2005	2006	2005

Stock option plan:
Expected stock price volatility	34%	56%	30%	58%
Risk free interest rate	4.5%	4.3%	4.1%	3.6%
Dividend yield	0.9%	—	1.0%	—
Expected life of options (in years)	4.2	5.5	4.6	5.8
Stock purchase plan:
Expected stock price volatility	33%	42%	33%	42%
Risk free interest rate	3.6%	2.8%	3.6%	2.8%
Dividend yield	1.1%	—	1.1%	—
Expected life of options (in years)	1.3	1.3	1.3	1.3

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

The following table summarizes our equity compensation plans as of March 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1) (2)

Equity compensation plans approved by stockholders	24,828,238	$40.01	8,765,404
Equity compensation plans not approved by stockholders	6,085,872	$38.89	—

Total	30,914,110	$39.79	8,765,404

(1)	Amounts shown are for options granted only. There were 1,106,060 shares of restricted stock units outstanding under the 2004 Equity Incentive Plan as of March 31, 2006.

(2)

Any 2004 Equity Incentive Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the plan as 1.8 shares for every one share subject thereto.  Including the restricted stock units issued, and applying the 1.8 ratio as required by the 2004 Equity Incentive Plan, and including the 2,294,097 shares reserved for issuance under the employee stock purchase plan, the number of shares remaining available for future issuance under our equity compensation plans was 8,765,404 shares as of March 31, 2006.

          The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Awards Available For Grant	Options Outstanding	Weighted- Average Exercise Price

Balances at June 30, 2003	16,919,718	29,733,958	$29.94
Additional shares reserved	5,751,033	—	—
Options granted	(6,298,343)	6,298,343	$52.09
Options canceled/expired/forfeited	978,478	(978,478)	$38.66
Options exercised	—	(5,357,878)	$25.74

Balances at June 30, 2004	17,350,886	29,695,945	$35.11
Additional shares reserved	18,369,456	—	—
Plan shares expired	(15,814,111)	—	—
Options granted (1)	(9,625,481)	9,625,481	$40.31
Restricted stock units granted(2)	(732,528)	—	—
Options canceled/expired/forfeited	2,267,362	(2,267,362)	$41.84
Options exercised	—	(3,675,077)	$26.56

Balances at June 30, 2005	11,815,584	33,378,987	$37.08
Additional shares reserved	34,147	—	—
Plan shares expired	(1,094,105)	—	—
Options granted	(4,575,185)	4,575,185	$48.40
Restricted stock units granted(2)	(1,279,620)	—	—
Restricted stock units cancelled(2)	21,240	—	—
Options canceled/expired/forfeited	1,549,246	(1,549,246)	$43.75
Options exercised	—	(5,490,816)	$29.42

Balances at March 31, 2006	6,471,307	30,914,110	$39.79

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

          The options outstanding and exercisable at March 31, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Vested and Exercisable	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

$5.95-$9.53	53,826	0.91	$9.09	$2,114	53,826	0.91	$9.09	$2,114
$9.54-$19.88	1,577,161	2.35	$11.79	$57,671	1,577,161	2.35	$11.79	$57,671
$19.89-$29.96	4,302,718	5.16	$28.72	$84,527	3,504,058	5.12	$28.57	$69,354
$29.97-$39.35	10,541,810	7.01	$37.03	$119,489	4,880,710	5.75	$35.30	$63,758
$39.36-$49.99	9,747,053	6.73	$45.59	$27,383	3,703,115	5.70	$44.88	$13,212
$50.00-$68.00	4,691,542	7.15	$53.89	—	2,271,681	7.16	$54.27	—

$5.95-$68.00	30,914,110	6.44	$39.79	$291,184	15,990,551	5.45	$36.33	$206,109

          The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $48.36 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 13.5 million.

          The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the nine months ended March 31, 2006 and 2005 was $14.03 and $22.72 per share, respectively.

          The total intrinsic value of options exercised during the nine months ended March 31, 2006 and 2005 was $120.3 million and $61.8 million, respectively.  The total cash received from employees as a result of employee stock option exercises during the nine months ended March 31, 2006 and 2005 was approximately $161.5 million and $83.3 million, respectively.  In connection with these exercises, the tax benefits realized by the Company for the nine months ended March 31, 2006 was $44.1 million.

          The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

          As of July 1, 2005, the Company had a deferred stock-based compensation balance related to restricted stock units of $14.1 million after estimated forfeitures.

          During the nine months ended March 31, 2006, the Company’s Board of Directors approved the grant of 710,900 shares of restricted stock units to selected employees.  These restricted stock units generally vest in two equal installments on the fourth and fifth anniversaries of the date of grant.  The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of award.  The total grant date fair value of the restricted stock units granted during the nine months ended March 31, 2006 was $26.5 million after estimated forfeitures.   At December 31, 2005, the Company increased its forfeiture rate estimate and therefore reduced the unrecorded deferred stock based compensation balance by $3.5 million.  Stock-based compensation cost for restricted stock units for the nine months ended March 31, 2006 was $6.6 million.

          As of March 31, 2006, there was $30.5 million of total deferred stock-based compensation after estimated forfeitures related to non-vested restricted stock units granted under the Equity Incentive Program.  That cost is expected to be recognized over an estimated weighted average amortization period of 3.9 years.

Employee Stock Purchase Plan

          KLA-Tencor’s employee stock purchase plan provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase of KLA-Tencor’s common stock. The employee’s purchase price is derived from a formula based on the fair market value of the common stock at the time of enrollment into the offering period versus the fair market value on the date of purchase.  Offering periods are generally two years in length.  The compensation cost in connection with the plan for the nine months ended March 31, 2006 was $16.9 million.  The total cash received from employees for the issuance of shares under the employee stock purchase plan was approximately $18.9 million during the nine months ended March 31, 2006.

          The plan shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2,000,000 shares or the number of shares which the KLA-Tencor estimates will be required to issue under the plan during the forthcoming fiscal year. At March 31, 2006, a total of 2,294,097 shares were reserved and available for issuance under this plan.

Former Chief Executive Officer Agreement

          During November 2005, the Company announced that effective January 2006, Ken Schroeder, the Company’s then-chief executive officer, would be employed by the Company as a senior advisor and cease to be its chief executive officer. The Company and Mr. Schroeder also revised his prior agreement with the Company and defined the salary, bonus payout and equity award vesting during the period of his employment as a senior advisor. Mr. Schroeder continues to be an employee of the Company as determined by reference to common law and applicable Internal Revenue Service guidelines and the Company expects his employment to continue through January 1, 2011. Effective January 1, 2006, the Company determined that all service conditions associated with certain prior equity awards under the terms of the revised agreement with Mr. Schroeder had been satisfied; and accordingly; recorded an additional non-cash stock compensation charge of approximately $9.8 million relating to these equity awards. The above mentioned charge is included as a component of Selling, General and Administrative expense during the third quarter of fiscal 2006.

NOTE 7 – STOCK REPURCHASE PROGRAM

          In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. This plan was put into place to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans, and to return excess cash to the Company’s shareholders.  Since the inception of the repurchase program in 1997 through March 31, 2006 the Board of Directors had authorized KLA-Tencor to repurchase a total of 27.8 million shares, including 10 million shares authorized in February 2005.

          Share repurchases for the three months and nine months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,

	2006	2005	2006	2005

Number of shares of common stock repurchased	1,148	533	2,884	3,346
Total cost of repurchase	$58,770	$24,307	$143,132	$135,443

          As of March 31, 2006 and June 30, 2005, the amount related to unsettled share repurchases was $4.9 million, and $2.7 million respectively.

NOTE 8 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,

	2006	2005	2006	2005

Net Income (1)	$98,143	$123,163	$251,470	$361,645

Other comprehensive income (loss):
Currency translation adjustments	4,096	(5,452)	(2,812)	9,841
Gain (loss) on cash flow hedging instruments	(4,241)	8,795	(2,407)	2,262
Unrealized gains (losses) on investments, net of taxes (benefits) of $(342) and $(3,326) for the three months and nine months ended March 31, 2006 and $725 and $2,520 for the three and nine months ended March 31, 2005	(575)	1,149	(5,593)	3,990

Other comprehensive income(loss)	$(720)	$4,492	$(10,812)	$16,093

Total comprehensive income	$97,423	$127,655	$240,658	$377,738

(1) Net income for the three months and nine months ended March 31, 2006 includes $30.8 million and $80.8 million of stock-based compensation expense, net of tax, respectively. The effect of recording stock-based compensation expense on basic and diluted earnings per share was $0.15 and $0.40 per share for the three months and nine months ended March 31, 2006, respectively.

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

          Net periodic pension cost, determined in accordance with SFAS No. 87, for KLA-Tencor’s defined benefit retirement plans for the three months and nine months ended March 31, 2006 and 2005 include the following components (in thousands):

	Three months ended March 31,		Nine months ended March 31,

	2006	2005	2006	2005

Service Cost	$514	$611	$1,562	$1,791
Interest Cost	124	99	374	290
Expected Return on Assets	(42)	(38)	(127)	(110)
Amortization of Net Transitional Obligation	38	65	116	192
Amortization of Net Gain	45	18	137	52

Net periodic pension cost	$679	$755	$2,062	$2,215

          KLA-Tencor contributed $0.2 million and $0.6 million to its foreign subsidiary defined benefit pension plans for the three months and nine months ended March 31, 2006, respectively, and expects to contribute $0.2 million during the remainder of fiscal year 2006.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

          Factoring  KLA-Tencor has agreements with financial institutions to sell certain of its trade receivables and promissory notes from customers without recourse.  During the three months ended March 31, 2006 and 2005, approximately $70.8 million and $61.9 million of receivables were sold under these arrangements, respectively.  During the nine months ended March 31, 2006 and 2005, approximately $182 million and $192.0 million of receivables were sold under these arrangements, respectively.  KLA-Tencor does not believe it is at risk for any material losses as a result of these agreements.

          In addition, from time to time KLA-Tencor will discount without recourse Letters of Credit (“LCs”) received from customers in payment of goods.  During the three months ended March 31, 2006, several LCs were sold with proceeds totaling $21.6 million. No LCs were sold during the three months ended March 31, 2005  Discounting fees of $0.3 million for the three months ended March 31, 2006 were equivalent to interest expense and were recorded in interest and other income net. During the nine months ended March 31, 2006 and 2005, several LCs were sold with proceeds totaling $55.3 million and $10.0 million, respectively.  Discounting fees were $0.6 million and $44 thousand for the nine months ended March 31, 2006 and 2005, respectively.

          Facilities  KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, these facilities are not included on its Condensed Consolidated Balance Sheet.

          The following is a schedule of operating leases payments (in thousands):

Fiscal year ended June 30,	Amount

2006 (remaining 3 months)	$1,951
2007	6,577
2008	4,365
2009	3,158
2010	1,777
2011	1,137
Thereafter	1,979

Total minimum lease payments	$20,944

          Purchase Commitments  KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply chain for key components.  KLA-Tencor’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties.  This forecast time-horizon can vary among different suppliers.  The Company’s open inventory purchase commitments were approximately $159.3 million as of March 31, 2006.  Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

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

          The following table provides the changes in the product warranty accrual for the three months and nine months ended March 31, 2006 and 2005 (in thousands):

	Three months ended March 31,		Nine months ended March 31,

	2006	2005	2006	2005

Beginning balance	$43,353	$51,575	$46,647	$38,865
Accruals for warranties issued during the period	13,576	14,090	34,541	44,497
Changes in liability related to pre-existing warranties	(3,355)	(5,558)	(6,136)	(10,317)
Settlements made during the period	(9,864)	(9,640)	(31,342)	(22,578)

Ending balance	$43,710	$50,467	$43,710	$50,467

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

NOTE 11 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets.  As a result, KLA-Tencor is exposed to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts to hedge against future movements in foreign exchange rates that affect certain existing and anticipated foreign currency denominated sales and purchase transactions. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. At March 31, 2006, KLA-Tencor had foreign exchange forward contracts maturing throughout calendar year 2006 to sell $465 million and purchase $107 million, in foreign currency, primarily Japanese Yen. At June 30, 2005, KLA-Tencor had foreign exchange forward contracts maturing throughout fiscal year 2006 to sell $365.2 million and purchase $76.4 million, in foreign currency, primarily Japanese yen.

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

          The following is a summary of revenues by geographic region for three months and nine months ended March 31, 2006 and 2005 (in thousands).

	Three months ended March 31,		Nine months ended March 31,

	2006	2005	2006	2005

Revenue:
United States	$90,487	$139,674	$274,628	$399,151
Europe & Israel	68,667	46,320	203,810	168,232
Japan	151,346	152,915	420,824	331,262
Taiwan	83,006	128,797	255,376	364,058
Korea	71,351	31,109	217,701	97,053
Asia Pacific	53,399	42,796	117,747	233,481

Total	$518,256	$541,611	$1,490,086	$1,593,237

          Long-lived assets by geographic region as of March 31, 2006 and June 30, 2005 were as follows (in thousands):

	March 31, 2006	June 30, 2005

Long-lived assets:
United States	$369,651	$372,425
Europe & Israel	9,529	9,074
Japan	3,715	4,350
Taiwan	2,025	2,356
Korea	5,375	4,849
Asia Pacific	14,196	2,247

Total	$404,491	$395,301

          The following is a summary of revenues by major products for three months and nine months ended March 31, 2006 and 2005 (as a percentage of total revenue).

	Three months ended March 31,		Nine months ended March 31,

	2006	2005	2006	2005

Revenue:
Defect inspection	62%	63%	61%	65%
Metrology	14%	17%	16%	16%
Service	17%	14%	17%	14%
Other	7%	6%	6%	5%

Total	100%	100%	100%	100%

          For the three and nine months ended March 31, 2006, no customer accounted for greater than 10% of revenue.   For the three months ended March 31, 2005, two customers accounted for 11% and 10% of revenue, respectively. For the nine months ended March 31, 2005, one customer accounted for 11% of revenue. As of March 31, 2006, no customer accounted for greater than 10% of net accounts receivable.  As of June 30, 2005 one customer accounted for 12% of net accounts receivable.

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

          The following table sets forth the key quarterly financial information which we use to manage our business and evaluate our performance (in millions).

	Fiscal year 2006			Fiscal year 2005

	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$484	$488	$518	$519	$533	$541	$492
Income from operations (1)	$81	$77	$87	$157	$156	$155	$115
Net income (2)	$77	$77	$98	$117	$122	$123	$105
Net orders	$440	$513	$614	$529	$479	$422	$426

(1)

includes stock-based compensation of $35 million, $36 million, and $45 million during the first quarter, second quarter, and third quarter of fiscal year 2006, respectively and $1 million during each of the second, third, and fourth fiscal  quarters of fiscal year 2005, respectively.

(2)

includes stock-based compensation of $24 million, $26 million, and $31 million during the first quarter, second quarter, and third quarter of fiscal year 2006, respectively,  and $1 million during each of the second, third, and fourth fiscal quarters of fiscal year 2005, respectively.

Outlook

          The semiconductor industry grew 7% while the semiconductor equipment industry declined approximately 6% in calendar year 2005.  Industry analysts are predicting semiconductor revenues and semiconductor equipment revenues to grow in the ranges of 8% to 10% and 10% to 15% respectively in calendar year 2006.  Net orders, which consist of new system and service orders net of cancellations, increased sequentially by approximately $101 million or 20% in the quarter ended March 31, 2006, compared to the previous fiscal quarter.  Net orders increased by approximately $192 million or 46% in the quarter ended March 31, 2006, compared to the same period in the previous fiscal year.

Over the longer term, we expect process control to continue to represent a higher percentage of our customers’ capital spending.  We believe this percentage increase in process control spending will be driven by the demand for more precise diagnostics capabilities to address multiple new defects as a result of further shrinking of device feature sizes, the transition to new materials, new device and circuit architecture, new lithography challenges and fab process innovation.  We anticipate these factors will drive increased demand for our products and services.  The key drivers for growth in the semiconductor equipment industry in calendar year 2006 are the transition to 300 millimeter fabs, the increased demand for consumer electronics and the strength of the NAND flash market.

Net orders by region were as follows (in millions):

	Fiscal year 2006			Fiscal year 2005

	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

United States	$120	$105	205	$107	$98	$96	$135
Europe & Israel	59	65	74	79	53	36	43
Japan	98	105	156	123	157	121	139
Taiwan	110	89	85	90	66	104	48
Korea	24	99	41	91	57	58	37
Asia Pacific	29	50	53	39	48	7	24

Total orders	$440	$513	$614	$529	$479	$422	$426

          Orders received in a particular quarter affect revenue recognized in subsequent quarters.  Net orders generally become revenue upon positive affirmation by the customer that the system has been installed and is operating according to predetermined specifications.  Our backlog for unshipped system orders as of March 31, 2006 was approximately $836 million, a majority of which we expect to ship over the next three to six months. In addition, as of March 31, 2006 the Company had $430 million related to products that have been delivered and invoiced but are awaiting written acceptance from the customer.

RESULTS OF OPERATIONS

Revenues and Gross Margin

	Three months ended			Nine months ended

(in millions)	March 31, 2006	December 31, 2005	March 31, 2005	March 31, 2006	March 31, 2005

Revenues:
Product	$428	$402	$463	$1,229	$1,360
Service	90	86	79	261	233

Total revenues	$518	$488	$542	$1,490	$1,593

Costs of revenues	$226	$217	$222	$658	$655
Stock-based compensation expense	6	7	—	20	—

Total costs of revenues excluding stock-based compensation expense	$220	$210	$222	$638	$655

Gross margin percentage	56%	56%	59%	56%	59%
Gross margin percentage excluding stock-based compensation expense	58%	57%	59%	57%	59%

Product revenues

          Product revenues increased $26 million or 6% to $428 million during the third quarter of fiscal year 2006 from $402 million during the second quarter of fiscal year 2006.  Product revenues decreased $35 million or 8% to $428 million during the third quarter of fiscal year 2006 from $463 million during the same period in the previous fiscal year.  Product revenues decreased by $131 million or 10% to $1,229 million during the nine months ended March 31, 2006 from $1,360 million during the nine months ended March 31, 2005.  Product revenue decreases were primarily the result of a lower level of orders received in prior quarters.

          Total revenue recognized under conditions where we deviate from the need for a written acceptance by the customer were approximately 5.3%, 2.6% and 6.0% of total revenue for the three months ended March 31, 2006, December 31, 2005 and March 31, 2005, respectively, and 3.7% and 7.4% for the nine months ended March 31, 2006 and 2005, respectively.

          For the three and nine months ended March 31, 2006, no customer accounted for greater than 10% of revenue.   For the three months ended March 31, 2005, two customers accounted for 11% and 10% of revenue, respectively. For the nine months ended March 31, 2005, one customer accounted for 11% of revenue.

Service revenues

          Service revenue is generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period.  Service revenues increased by $4 million or 5% to $90 million during the third quarter of fiscal year 2006 from $86 million during the second quarter of fiscal year 2006.  Service revenues increased by $11 million or 14% to $90 million during the three months ended March 31, 2006 from $79 million during the three months ended March 31, 2005.  Service revenues increased by $28 million or 12% to $261 million during the nine months ended March 31, 2006 from $233 million during the nine months ended March 31, 2005.  The increase in service revenue is due to an increase in the number of post-warranty systems installed at our customers’ sites and the degree of utilization of those systems.

Revenues by region

Revenues by region for the periods indicated were as follows (in millions):

	Three months ended						Nine months ended

	March 31, 2006		December 31, 2005		March 31, 2005		March 31, 2006		March 31, 2005

United States	$91	18%	$86	17%	$140	26%	$275	18%	$399	25%
Europe & Israel	69	13%	64	13%	46	8%	204	14%	168	10%
Japan	151	29%	158	32%	153	28%	421	28%	331	21%
Taiwan	83	16%	91	19%	129	24%	255	17%	364	23%
Korea	71	14%	62	13%	31	6%	218	15%	97	6%
Asia Pacific	53	10%	27	6%	43	8%	117	8%	234	15%

Total	$518	100%	$488	100%	$542	100%	$1,490	100%	$1,593	100%

          International revenues were 82%, 83%, and 74% of revenue during the three months ended March 31, 2006, December 31, 2005, and March 31, 2005, respectively.  International revenues were 82% and 75% of revenue during the nine months ended March 31, 2006 and 2005, respectively.  A significant portion of our revenue continues to be generated in Asia where a substantial portion of the world’s semiconductor manufacturing capacity is located.

Gross margin

          Gross margin percentage remained flat at 56% during the third quarter of fiscal year 2006 compared to the second quarter of fiscal year 2006 and declined by 3 percentage points compared to 59% during the same period in the prior fiscal year.  This decline is attributed to lower revenue levels and stock-based compensation expense recorded during the third quarter of fiscal year 2006. Gross margin percentage at 56% during the nine months ended March 31, 2006 declined by 3 percentage points compared to 59% during the same period in the prior fiscal year.  This decline is attributed to lower revenue levels and stock-based compensation expense recorded during the nine months ended March 31, 2006.

          Stock-based compensation expense included in cost of revenues was $6 million or 1% of revenues during the third quarter of fiscal year 2006 compared to the second quarter of fiscal year 2006.  Stock-based compensation expense included in cost of revenues was $20 million or 1% of revenue during the nine months ended March 31, 2006. There was no stock-based compensation expense included in cost of revenues during the same periods in the previous fiscal year.

Engineering, Research and Development

	Three months ended			Nine months ended

(in millions)	March 31, 2006	December 31, 2005	March 31, 2005	March 31, 2006	March 31, 2005

Net research and development (‘R&D’) expenses	$96	$98	$89	$291	$253
Stock-based compensation expense	11	12	—	34	1
Net R&D expenses excluding stock-based compensation expense	$85	$86	$89	$257	$252
Percentage of total revenues	19%	20%	16%	20%	16%
Percentage of total revenues excluding stock-based compensation expense	16%	18%	16%	17%	16%

          Net R&D expenses decreased $2 million or 2% to $96 million during the third quarter of fiscal year 2006 from $98 million during the second quarter of fiscal year 2006.  Net R&D expenses increased $7 million or 8% to $96 million during the third quarter of fiscal year 2006 from $89 million during the same period in the previous fiscal year.  Net R&D expenses increased by $38 million or 15% to $291 million during the nine months ended March 31, 2006 from $253 million during the six months ended March 31, 2005.  The increase in Net R&D expenses compared to the previous fiscal year is primarily attributed to stock-based compensation expenses recorded during the current fiscal year.

          Net R&D expenses excluding stock-based compensation expense were $85 million during the third quarter of fiscal year 2006 compared to the second quarter of fiscal year 2006 and the same period in the previous fiscal year.  Net R&D expenses excluding stock-based compensation expense increased by $5 million from $252 million during the nine months ended March 31, 2005 to $257 million during the nine months ended March 31, 2006.  Stock-based compensation expense included in Net R&D expenses was $11 million or 2% of total revenues during the third quarter of fiscal year 2006 compared to $12 million or 2% of total revenues during the second quarter of fiscal year 2006 and $25 thousand or less than 1% of total revenues during the same period in the previous fiscal year.

          The gross dollars for R&D investment were partially offset by external funding received of $2 million during each of the three months ended March 31, 2006, December 31, 2005, and March 31, 2005, respectively.  The gross dollars for R&D investment were partially offset by $7 million and $5 million of external funding received during the nine months ended March 31, 2006 and 2005, respectively.  The external funding was received for certain strategic development programs conducted with several of our customers and from government grants.

          Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace.  To do this, we believe that we must continue to make substantial investments in our research and development.  We remain committed to product development in new and emerging technologies as we address the yield challenges our customers face at future technology nodes.

Selling, General and Administrative

	Three months ended			Nine months ended

(in millions)	March 31, 2006	December 31, 2005	March 31, 2005	March 31, 2006	March 31, 2005

Selling, general and administrative (‘SG&A’) expenses	$108	$96	$76	$296	$218
Stock-based compensation expense	27	18	1	62	1
SG&A expenses excluding stock-based compensation expense	$81	$78	$75	$234	$217
Percentage of total revenues	21%	20%	14%	20%	14%
Percentage of total revenues excluding stock-based compensation expense	16%	16%	14%	16%	14%

          SG&A expenses increased $12 million or 13% to $108 million during the third quarter of fiscal year 2006 from $96 million during the second quarter of fiscal year 2006.  SG&A expenses increased $32 million or 42% to $108 million during the third quarter of fiscal year 2006 from $76 million during the same period in the previous fiscal year.  SG&A expenses increased by $78 million or 36% to $296 million during the nine months ended March 31, 2006 from $218 million during the nine months ended March 31, 2005.  The increase in SG&A expenses compared to the previous fiscal year is primarily attributed to stock-based compensation expenses recorded during the current fiscal year.

          SG&A expenses excluding stock-based compensation expense increased $3 million or 4% to $81 million during the third quarter of fiscal year 2006 from $78 million during the second quarter of fiscal year 2006.  SG&A expenses excluding stock-based compensation expense increased $6 million or 8% to $81 million during the third quarter of fiscal year 2006 from $75 million during the same period in the previous fiscal year.  SG&A expenses excluding stock-based compensation expense increased by $17 million or 8% to $234 million during the nine months ended March 31, 2006 from $217 million during the nine months ended March 31, 2005.

          The increase in SG&A expenses excluding stock-based compensation expense compared to the previous fiscal quarter is primarily due to higher compensation costs associated with an increase in customer application support and increased staffing.  The increase in SG&A expenses excluding stock-based compensation expense compared to the same period in the prior fiscal year is due to an increase in customer application support, increased staffing and consolidating the results of operations of the entities acquired during fiscal year 2005.  The businesses acquired during fiscal year 2005 contributed $9 million and $6 million of the SG&A expenses during the nine months ended March 31, 2006 and 2005, respectively.  For more information on the business combinations completed during fiscal year 2005, see Note 4 “Business Combinations” of the Notes to our Consolidated Financial Statements at Item 1 “Financial Statements and Supplementary Data” of this quarterly report.

          Stock-based compensation expense included in SG&A expenses was $27 million or 5% of total revenues during the third quarter of fiscal year 2006 compared to $18 million, or 4% of total revenues during the second quarter of fiscal year 2006 and $0.8 million or les than 1% of total revenues during the same period in the previous fiscal year.

          During November 2005, we announced that effective January 2006, Ken Schroeder, the Company’s then-chief executive officer, would be employed by the Company as a senior advisor and cease to be its chief executive officer. The Company and Mr. Schroeder also revised his prior agreement with the Company and defined the salary, bonus payout and equity award vesting during the period of his employment as a senior advisor. Mr. Schroeder continues to be an employee of the Company as determined by reference to common law and applicable Internal Revenue Service guidelines and the Company expects his employment to continue through January 1, 2011. Effective January 1, 2006, the Company determined that all service conditions associated with certain prior equity awards under the terms of the revised agreement with Mr. Schroeder had been satisfied; and accordingly; recorded an additional non-cash stock compensation charge of approximately $9.8 million relating to these equity awards. The above mentioned charge is included as a component of Selling, General and Administrative expense during the third quarter of fiscal 2006. The Company believes that the service conditions and service periods associated with other equity awards remain unchanged. The Company expects to record the non-cash stock-based compensation associated with those equity awards over the related service periods. However, should Mr. Schroeder’s employment terminate or if he ceases to satisfy the criteria to be considered an employee of the Company, the Company may be required to record a significant charge as a component of Selling, General and Administrative expense.

Interest Income and Other, Net

	Three months ended			Nine months ended

(in millions)	March 31, 2006	December 31, 2005	March 31, 2005	March 31, 2006	March 31, 2005

Interest income and other, net	$17	$16	$7	$49	$22
Percentage of total revenues	3%	3%	1%	3%	1%

          Interest income and other, net is comprised primarily of interest income earned on the investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as income recognized upon settlement of certain foreign currency contracts.  The increase in interest income and other, net, compared to the same period in the prior fiscal year is primarily due to the increase in cash levels and short term interest rates.

Provision for Income Taxes

          Our effective income tax rate, after deduction for stock based compensation, was 7% and  24.7 % for the three months ended March 31, 2006 and 2005, respectively, and 15.3% and 26.6 % for the nine months ended March 31, 2006 and 2005, respectively. The current quarter decrease in the effective tax rate is primarily due to adjustments to our estimated liabilities for income taxes resulting from the expiration of the statute of limitations for certain tax years. Excluding these items, our tax rate for the three months ending March 31, 2006 would have been 27.6%.

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

          The Internal Revenue Service is auditing the Company’s fiscal year 2003 and 2004 corporate tax returns.  Liabilities for anticipated worldwide tax audit issues have been established based on our estimate of whether, and the extent to which, additional tax liabilities are probable.  The Company believes that adequate provision has been made to cover any potential additional tax liabilities.

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

          We elected to adopt the modified prospective application method as provided by SFAS No. 123(R).  Accordingly, during the period ended March 31, 2006, we recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123.  We did not restate previously reported amounts.

          During the three months and nine months ended March 31, 2006, we recorded stock-based compensation related to stock options of $37 million and $98 million, respectively.  As of March 31, 2006, the unrecorded deferred stock-based compensation after estimated forfeitures related to stock options was $238 million and will be recognized over an estimated weighted average amortization period of 3.6 years.

          The compensation cost in connection with the employee stock purchase plan for the three months and nine months ended March 31, 2006 was $4 million and $17 million, respectively.

          Compensation cost for all restricted stock units for the three months and nine months ended March 31, 2006 was $4 million and $7 million, respectively.  As of March 31, 2006, the recorded deferred stock-based compensation after estimated forfeitures related to nonvested restricted stock units granted under the Equity Incentive Program was $31 million.  That cost is expected to be recognized over an estimated weighted average amortization period of 3.9 years.

          Approximately $5 million and $1 million of stock-based compensation was capitalized as inventory and deferred system profit, respectively, at March 31, 2006.  We elected not to capitalize any stock-based compensation to inventory or deferred system profit at July 1, 2005 when the provisions of SFAS No. 123(R) were initially adopted.

LIQUIDITY AND CAPITAL RESOURCES

(in millions)	March 31, 2006	June 30, 2005	Change

Cash and cash equivalents	$962	$663	$299
Marketable securities	1,323	1,532	(209)

Total cash, cash equivalents and marketable securities	$2,285	$2,195	$90

Percentage of total assets	52%	55%

	Nine months ended

(in millions)	March 31, 2006	March 31, 2005

Cash provided by operating activities(1)	$181	$353
Cash provided by (used in) investing activities	120	(343)
Cash used in financing activities(1)	(13)	(22)
Effect of exchange rate changes on cash and cash equivalents	11	9

Net increase (decrease) in cash and cash equivalents	$299	$(3)

(1) Cash used in financing activities during the nine months ended March 31, 2006 includes $17 million of gross tax windfall from stock-based compensation in accordance with SFAS No. 123(R) which was previously recorded under cash provided by operating activities.

          We have historically financed our operations through cash generated from operations.  Cash provided by operating activities was $181 million and $353 million for the nine months ended March 31, 2006 and 2005, respectively. Cash provided by operating activities during the nine months ended March 31, 2006 consisted primarily of net income of $251 million increased by non-cash depreciation and amortization of $51 million, stock-based compensation of $116 million, and tax benefit from equity awards of $44 million, partially offset by an increase in accounts receivable of $136 million, an increase in inventories of $76 million, and a decrease in other current liabilities of $69 million.  Net cash provided by operating activities during the nine months ended March 31, 2005 consisted primarily of $362 million provided by net income, adjusted for $53 million of non-cash depreciation and amortization, an increase in other current liabilities of $70 million and partially offset by an increase in net accounts receivable balances by $69 million, an increase in inventory balances by $14 million, an increase in other asset balances by $40 million and a decrease in deferred profit balances by $13 million.

          Cash provided by investing activities was $120 million during nine months ended March 31, 2006 and cash used in investing activities was $343 million during the nine months ended March 31, 2005.  Investing activities typically consist of purchases and sales or maturities of marketable securities, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new market segments or emerging technologies.

          Cash used in financing activities was $13 and $22 million during the nine months ended March 31, 2006, and March 31, 2005.  Issuance of common stock primarily through the exercise of employee stock options and purchased under our employee stock purchase plan provided $180 million and $103 million during the nine months ended March 31, 2006 and 2005, respectively. We used $143 million and $135 million during the nine months ended March 31, 2006 and 2005, respectively to repurchase shares of our common stock under the stock repurchase program initiated in 1997.     During the third fiscal quarter of 2005, our Board of Directors also approved the initiation of a quarterly cash dividend and declared a dividend of 12 cents per share of our outstanding common stock.  The total amount of dividend paid during the nine months ended March 31, 2006 was $71 million.

          The following is a schedule summarizing our significant operating lease commitments as of March 31, 2006 (in millions):

	Payments Due by Fiscal Year

	Total	2006(1)	2007	2008	2009	2010	Thereafter

Operating leases	$20.9	$1.9	$6.6	$4.4	$3.1	$1.8	$3.1

(1) Remaining 3 months

          We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse.  During the three months ended March 31, 2006 and 2005, approximately $71 million and $62 million of receivables were sold under these arrangements, respectively.  During the nine months ended March 31, 2006 and 2005, approximately $182 million and $192 million of receivables were sold under these arrangements, respectively.

          In addition, from time to time we will discount without recourse, Letters of Credit (“LCs”) received from customers in payment of goods.  During the three months ended March 31, 2006, several LCs were sold with proceeds totaling $21 million.  Discounting fees were $0.3 million for the three months ended March 31, 2006. No LCs were sold during the three months ended March 31, 2005.  During the nine months ended March 31, 2006 and 2005, several LCs were sold with proceeds totaling $55.3 million and $10 million.  Discounting fees were $0.6 million and $44 thousand for the nine months ended March 31, 2006 and 2005, respectively.

          We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components.  Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties.  This forecast time-horizon can vary among different suppliers.  We estimate our open inventory purchase commitment as of March 31, 2006 to be approximately $160 million.  Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

          At March 31, 2006, our principal sources of liquidity consisted of $2.3 billion of cash, cash equivalents, and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries.  Although cash requirements will fluctuate based on the timing and extent of these factors, our management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months

Off-Balance Sheet Arrangements

          We have no material off-balance sheet arrangements other than the significant contractual obligations fully disclosed in the Notes to our Condensed Consolidated Financial Statements.

Pending Business Combination

          In February 2006, we signed a definitive agreement to acquire ADE Corporation. (“ADE”).  ADE is a provider of semiconductor process control equipment solutions.  Under the terms of the agreement, we agreed to acquire ADE in a stock-for-stock transaction valued at approximately $488 million based on the closing price of our common stock on February 22, 2006.  Pursuant to the agreement, which has been unanimously approved by the boards of directors of both companies, each share of ADE common stock will be exchanged for 0.64 shares our common stock on a fixed basis. The transaction is anticipated to be a tax-free exchange to ADE stockholders and will be subject to customary closing conditions, including regulatory approvals and approval by ADE stockholders. The acquisition of ADE will be accounted for as a purchase and the transaction is expected to close in the first fiscal quarter of 2007.

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

          Revenue Recognition  We recognize revenue when persuasive evidence of an arrangement exists, the sale price is fixed or determinable, delivery has occurred or services rendered, and collectibility is reasonably assured. System revenue includes hardware and software that is incidental to the product.  We generally recognize system revenue upon positive affirmation by the customer that the system has been installed and is operating according to pre-determined specifications.  This positive affirmation is generally evidenced by an acceptance document signed by the customer.  In certain cases, we deviate from the need for written acceptance and recognize system revenue upon shipment.  Total revenue recognized under conditions where we deviate from the need for a written acceptance by the customer were approximately 5.3%, 2.6% and 6.0% of total revenue for the three months ended March 31, 2006, December 31, 2005 and March 31, 2005, respectively.  Shipping charges billed to customers are included in system revenue and the related shipping costs are included in cost of revenues.

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

          Contingencies and Litigation We are named from time to time as a party to various legal proceedings.  While we currently believe the ultimate outcome of these proceedings will not have a material adverse effect on our financial position, results of operations or cash flows; the results of complex legal proceedings are difficult to predict.  We would accrue the cost of an adverse judgment if, in our estimation, the adverse settlement is probable and we can reasonably estimate the ultimate cost to us. We have made no such accruals as of March 31, 2006.

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

FACTORS AFFECTING RESULTS, INCLUDING RISKS AND UNCERTAINTIES

Fluctuations in Operating Results and Stock Price

          Our operating results and stock price have varied widely in the past, and our future operating results will continue to be subject to quarterly variations based upon numerous factors, including those listed in this section and throughout this Quarterly Report on Form 10-Q.  Our stock price will continue to be subject to daily variations as well.  In addition, our future operating results and stock price may not follow any past trends. We believe the factors that could make our results fluctuate and difficult to predict include:

o	our ability to successfully modify new systems;
o	the cyclical nature of the semiconductor industry;
o	global economic uncertainty;
o	changing international economic conditions;
o	competitive pressure;
o	our ability to develop and implement new technologies and introduce new products;
o	our ability to comply with internal controls evaluations and attestation requirements;
o	our customers’ acceptance and adoption of our new products and technologies;
o	our ability to maintain supply of key components;
o	our ability to manage our manufacturing requirements;
o	our reliance on services provided by third parties;
o	our ability to protect our intellectual property;
o	our ability to attract, retain, and replace key employees;
o	our ability to manage risks associated with acquisitions;
o	litigation;
o	worldwide political instability;
o	recently enacted and proposed changes in securities laws and regulations;
o	earthquake and other uninsured risks;
o	future changes in accounting and tax standards or practices;
o	changing regulatory environment;
o	our exposure to fluctuations in foreign currency exchange rates; and
o	our ability to guard against computer viruses

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

Evaluation of the adequacy of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

          The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal controls over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal controls over financial reporting. In addition, the Company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal controls over financial reporting. Although we intend to review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, if we or our independent registered public accounting firm are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules and/or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

          In February 2006, the FASB  issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of  FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  The statement clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  The statement also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.  It amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This Statement is effective for the Company for all financial instruments acquired or issued after July 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

          In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for the Company for accounting changes made in fiscal years beginning July 1, 2006; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at March 31, 2006. Actual results may differ materially.

          As of March 31, 2006, we had an investment portfolio of fixed income securities of $1.3 billion, excluding those classified as cash and cash equivalents.  These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2006, the fair value of the portfolio would have declined by $7 million.

          As of March 31, 2006, we had net forward contracts to sell $358 million in foreign currency in order to hedge currency exposures (see Note 11 of the Notes to the Condensed Consolidated Financial Statements under “Derivative Instruments and Hedging Activities”).  If we had entered into these contracts on March 31, 2006, the U.S. dollar equivalent would be $358 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $42 million.  However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount.  Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.

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

Changes in internal control over financial reporting

          There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Following is a summary of stock repurchases for the quarter ended March 31, 2006.(1)

Period	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)

January 1, 2006 to January 31, 2006	216,000	$51.47	6,398,500
February 1, 2006 to February 28, 2006	312,000	$52.80	6,086,500
March 1, 2006 to March 31, 2006	620,000	$50.29	5,466,500

Total	1,148,000	$51.19

(1)

In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. This program was put into place in order to reduce the dilution that results from KLA-Tencor’s issuance of its shares pursuant to its employee benefit and incentive plans such as the stock option and employee stock purchase plans.  Since the inception of the repurchase program in 1997 through March 31, 2006, the Board of Directors has authorized KLA-Tencor to repurchase a total of 27.8 million shares.  All such shares remain as treasury shares and are retired.

(2)	All shares were purchased pursuant to the program publicly announced in July 1997 and as extended by the Board of Directors most recently in February 2005 by an additional 10.0 million shares.

(3)	The stock repurchase program has no expiration date. We intend to continue making further purchases under the stock repurchase program.

ITEM 6.          EXHIBITS

10.17 KLA-Tencor Corporation Executive Severance Plan

10.18 Notice of Grant of Restricted Stock Units

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

KLA-Tencor Corporation
(Registrant)

May 4, 2006	/s/ RICHARD P. WALLACE
(Date)
Richard P. Wallace
Chief Executive Officer
(Principal Executive Officer)

May 4, 2006	/s/ JEFFREY L. HALL
(Date)
Jeffrey L. Hall
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

2.1	Agreement and Plan of Merger	8-K	No. 000-09992	2.1	February 23, 2006

3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997

3.2	Certificate of Amendment of Amendment and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001

3.3	Bylaws, as amended November 17, 1998	S-8	No. 333-68415	3.2	December 4, 1998

10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998

10.2	1997 Employee Stock Purchase Plan*	S-8	No. 333-45271	10.2	January 30, 1998

10.3	Tencor Instruments Amended and Restated 1993 Equity Incentive Plan	S-8	No. 333-22939	10.75	March 7, 1997

10.4	Restated 1982 Stock Option Plan, as amended November 18, 1996*	S-8	No. 333-22941	10.74	March 7, 1997

10.5	Excess Profit Stock Plan*	S-8	No. 333-60883	10.15	August 7, 1997

10.6	Form of KLA-Tencor Corporation Corporate Officers Retention Plan*	S-4	No. 333-23075	10.2	March 11, 1997

10.7	Form of Indemnification Agreement*	10-K	No. 000-09992	10.3	September 29, 1997

10.8	Livermore Land Purchase and Sale Agreement	10-K	No. 000-09992	10.16	September 28, 2000

10.9	Severance Agreement and General Release	10-K	No. 000-09992	10.9	August 30, 2004

10.10	2004 Equity Incentive Plan*	Proxy	No. 000-09992	Appendix A	September 9, 2004

10.11	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004

10.12	Blue29 Corporation 2003 Stock Incentive Plan*	S-8	No. 333-120218	10.1	November 4, 2004

10.13	Agreement by and between KLA-Tencor Corporation and Kenneth L. Schroeder*	8-K	No. 000-09992	10.1	February 23, 2005

10.14	Option Grant Notification Form*	8-K	No. 000-09992	10.1	September 29, 2005

10.15	Amended and restated agreement by and between KLA-Tencor Corporation and Kenneth L. Schroeder*	10-Q	No. 000-09992	10.14	February 2, 2006

10.16	KLA-Tencor Corporation Performance Bonus Plan*	10-Q	No. 000-09992	10.15	February 2, 2006

10.17	KLA-Tencor Corporation Executive Severance Plan*	8-K	No. 000-09992	—	February 22, 2006

10.18	Notice of Grant of Restricted Stock Unit*

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

* Denotes a management contract, plan or arrangement