Form 10-K
period 2006-06-30
KLA TENCOR CORP
filed 2007-01-29
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      To

Commission File No. 0-9992

KLA-TENCOR CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2564110
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

160 Rio Robles, San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 875-3000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Common Stock Purchase Rights	The Nasdaq Stock Market, Inc.

Securities Registered Pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒                                Accelerated filer    ☐                                Non-accelerated filer     ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as of December 31, 2005, was $5,554,245,988. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 199,725,957 shares of common stock outstanding as of December 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, those statements regarding the future impact of the restatement of our historical financial statements, shareholder litigation and related matters arising from the discovery that we had retroactively priced stock options (primarily from July 1, 1997 to June 30, 2002) and had not accounted for them correctly; forecasts of the future results of our operations; the percentage of spending that our customers allocate to process control; orders for our products and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and business; technological trends in the semiconductor industry; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; the future of our product shipments and our product and service revenues; our future gross margins; the future of our selling, general and administrative expenses; international sales and operations; maintenance of our competitive advantage; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; dividends; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in fiscal year 2007. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligations to update the forward-looking statements in this report that occur after the date hereof.

EXPLANATORY NOTE REGARDING RESTATEMENTS

This Annual Report on Form 10-K for our fiscal year ended June 30, 2006 includes restatements of the following previously filed financial statements and data (and related disclosures): (1) our consolidated financial statements as of and for our fiscal years ended June 30, 2005 and 2004; (2) our selected consolidated financial data as of and for our fiscal years ended June 30, 2005, 2004, 2003 and 2002, and (3) our unaudited quarterly financial data for the first three quarters in our fiscal year ended June 30, 2006 and for all quarters in our fiscal year ended June 30, 2005. See Note 2, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements and Exhibit 99.1 for a detailed discussion of the effect of the restatements.

As a result of an investigation of our historical stock option practices by a Special Committee of our Board of Directors (see Item 3—Legal Proceedings), we discovered that certain of our stock options, primarily those granted from July 1, 1997 to June 30, 2002, had been retroactively priced for all employees who received these grants (less than 15% of these options were granted to executive officers). This means that the option exercise price was not the market price of the option shares on the actual grant date of the option, but instead was

ii

a lower market price on an earlier date. The actual grant date—when the essential actions necessary to grant the option were completed, including the final determination of the number of shares to be granted to each employee and the exercise price—is the correct measurement date to determine the market price of the option shares under the accounting rules in effect at the time. More than 95% of the total in-the-money value (market price on the actual grant date minus exercise price) of all of our retroactively priced options was attributable to those granted from July 1, 1997 to June 30, 2002.

We previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” through the fiscal year ended June 30, 2005. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of our retroactively priced options had an exercise price below the market price on the actual grant date, there should have been a charge for each of these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date. That expense should have been amortized over the vesting period of the option. Starting in our fiscal year ended June 30, 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” As a result, for fiscal year 2006, the additional stock-based compensation expense required to be recorded for each retroactively priced option was equal to the incremental fair value of these options on the actual grant date over the remaining vesting period of the option. We did not record these stock-based compensation expenses under APB Opinion No. 25 or SFAS No. 123(R) related to our retroactively priced options in our previously issued financial statements, and that is why we are restating them in this filing. To correct our past accounting for stock options, we recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $348 million for the periods July 1, 1994 to June 30, 2005 under APB Opinion No. 25 and (b) $22 million for the year ended June 30, 2006 under SFAS No. 123(R). We expect to amortize an additional $6 million of such pre-tax charges under SFAS No. 123(R) in future periods to properly account for past retroactively priced option grants.

Management reviewed the findings of the Special Committee and conducted its own internal review of our past stock option grants and other aspects of our historical financial statements. Management agrees with the Special Committee that there was retroactive pricing of stock options granted to all option holders, primarily from July 1, 1997 to June 30, 2002. The restatements included in this Annual Report on Form 10-K include adjustments arising from the Special Committee investigation and management’s internal review.

Unless otherwise noted, all of the information in this Annual Report on Form 10-K is as of June 30, 2006. This Report does not reflect any subsequent events that occurred after June 30, 2006 other than the Special Committee investigation, resulting restatements and related matters. Our previously filed financial statements for the quarter ended September 30, 2005 are restated in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, which we are filing concurrently with this Annual Report on Form 10-K. We will later restate our previously filed financial statements for the quarters ended December 31, 2005 and March 31, 2006 when included in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2006 and March 31, 2007, respectively. The Selected Quarterly Condensed Consolidated Financial Data and related Management’s Discussion and Analysis for the quarters ended September 30, 2005, December 31, 2005 and March 31, 2006 are included in Exhibit 99.1 of this Annual Report on Form 10-K. We have not amended and do not intend to amend any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements. Such previous filings should not be relied upon.

iii

PART I

ITEM 1.	BUSINESS

The Company

KLA-Tencor Corporation (“KLA-Tencor” or the “Company” and also referred to as “we” or “our”) is the world’s leading supplier of process control and yield management solutions, for the semiconductor and related microelectronics industries. Our comprehensive portfolio of products, services, analysis, software, and expertise is designed to help integrated circuit (“IC”) manufacturers manage yield throughout the entire fabrication process—from research and development to final mass-production yield analysis.

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

Additional information about KLA-Tencor is available on our web site at www.kla-tencor.com. We make available free of charge on our web site our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission (“SEC”). Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the SEC. Additionally, these filings may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Industry

General Background

The semiconductor fabrication process begins with a bare silicon wafer—a round disk that is six, eight or twelve inches in diameter, about as thick as a credit card and gray in color. The process of manufacturing wafers is itself highly sophisticated, involving the creation of large ingots of silicon by pulling them out of a vat of molten silicon. The ingots are then sliced into wafers and polished to a mirror finish on the side where the circuits are to be made.

The manufacturing cycle of an integrated circuit (“IC” or “chip”) is grouped into three phases: design, fabrication and testing. IC design involves the architectural layout of the circuit, as well as design verification and photomask or reticle generation. The fabrication of a chip is accomplished by depositing a series of film layers that act as conductors, semiconductors or insulators. The deposition of these film layers is interspersed with numerous other process steps that create circuit patterns, remove portions of the film layers, and perform other functions such as heat treatment, measurement and inspection. Most advanced chip designs require over 500 individual steps, many of which are performed multiple times. Most chips consist of two main structures: the lower structure, typically consisting of transistors or capacitors, which perform the “smart” functions of the chip; and the upper structure, typically consisting of “interconnect” circuitry, which connects the components in the lower structure.

When all of the layers on the wafer have been completed, each die on the wafer is then tested for functionality. The wafer is placed on a prober that is used to attach the input/output pins of the device to a tester. When chips are tested on the wafer, it is called sort test. A sort test determines which chips are good. The wafer is then cut up, and the good die are bonded to lead frames that contain pins used to attach the chip to the outside printed circuit board. Wires are bonded from the input/output pads of the IC to the pins of the lead-frame. Then the lead frame is encapsulated in packages typically made of plastic or ceramic materials. The packaged parts are put through a final test and then shipped to customers. This entire packaging and testing process is called the “back end.”

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

While many of these technologies have been adopted at the development and pilot production stages, significant challenges and risks associated with each technology have affected their adoption into full-volume production. For example, as design rules decrease, yields become more sensitive to the size and density of defects, while device performance characteristics (namely speed or capacity) become more sensitive to such parameters as linewidth and film thickness variation. Copper introduces new physical defects, which are harder to find within the interconnect structure, as well as electrical defects, which cannot be detected using conventional optical inspection systems. New process materials, such as low-k dielectrics, silicon-on-insulator (“SOI”) and 193-nm photoresists require extensive characterization before they can be readied for the manufacturing process. Film uniformity is also more difficult to maintain on larger wafers. Moving several of these advanced technologies into production at once only adds to the risks that chipmakers face, since technical challenges in bringing any one of these into production could also slow the adoption of the other technologies.

The focus of our activities has been the development of new process control and yield management tools that enable chipmakers to accelerate the adoption of these new technologies into full-volume production, while minimizing their associated risks. With our portfolio of application-focused technologies and our dedicated yield technology expertise, we are in position to be a key supplier of comprehensive yield management solutions that enable our customers to achieve success for their next-generation products.

The continuing evolution of semiconductor devices to smaller linewidth geometries and more complex multi-level circuitry has significantly increased the cost and performance requirements of the capital equipment used to manufacture these devices. Construction of an advanced wafer fabrication facility today can cost over $3 billion, substantially more than previous generation facilities. As a result, chipmakers are demanding increased productivity and higher returns from their manufacturing equipment. Our process control and yield management equipment enables our customers to better leverage these increasingly expensive facilities and significantly improve their return on investment (“ROI”)—helping them to become low-cost producers.

Our Process Control and Yield Acceleration Solutions

Accelerating the yield ramp and maximizing production yields of high-performance devices are key goals of modern semiconductor manufacturing. Ramping to high-volume production ahead of competitors can dramatically increase the revenue an IC manufacturer realizes for a given product. KLA-Tencor systems not only analyze defectivity and metrology issues at critical points in the wafer, photomask and IC manufacturing processes, but also provide information to our customers so that they can identify and address the underlying process problems. The ability to locate the source of defects and characterize process issues enables our customers to improve control over their manufacturing processes, so they can increase their yield of high-performance parts—thus maximizing their profit.

Products

KLA-Tencor operates in one segment for the design, manufacture and marketing of process control and yield management systems for the semiconductor and related microelectronics industry. We design, market, manufacture and sell our equipment—consisting of patterned and unpatterned wafer inspection, optical overlay metrology, electron-beam (e-beam) review, reticle and photomask inspection, spectroscopic, and film and surface measurement tools—as well as our advanced yield analysis and defect classification software to provide fab-wide yield management solutions. These solutions are optimized for the manufacturing process cells used in IC production, including lithography, deposition, etch, and chemical mechanical planarization (CMP). Our offerings can be broadly categorized into four groups: Defect Inspection; Metrology; Services; Software and Other. For our customers manufacturing larger design-rule devices, we provide refurbished KLA-Tencor Certified tools along with warranty and support.

Defect Inspection

KLA-Tencor’s defect inspection tools are used to detect, count, classify and characterize particles, pattern defects, surface anomalies and electrical failures during all stages of the IC manufacturing process, from new product development through yield ramp to baseline yield improvement during volume production. Our portfolio includes the tools that enable our customers to find new defect types during development and ramp, and monitor defect level by type during production. KLA-Tencor defect inspection, review and analysis tools find, identify and locate the source of all types of physical and electrical defects, on all layers.

High-Sensitivity Broadband Brightfield Inspection

As our customers move to 65nm production and begin development of the 45nm node, they face a plethora of new defect types and noise sources as well as a dramatic rise in systematic defects, arising from the adoption of new materials, device structures and lithography techniques. The magnitude of these defect challenges calls for inspection solutions with improved sensitivity and greater range of defect type capture on all layers. In response to these needs, KLA-Tencor unveiled its new 2800™ Series full-spectrum brightfield inspection platform in July 2005. The 2800 features a unique broadband light source spanning deep ultraviolet (DUV), UV and visible wavelengths, and a proprietary optical design that maximizes sensitivity at all throughput settings. This new full-spectrum brightfield inspector has the ability to tune its wavelength to optimize defect capture on each layer. The 2800 Series delivers the high-sensitivity and production-worthy performance that chipmakers need to produce market-leading 65nm devices.

High-Performance Darkfield Inspection

In July 2005, we unveiled the Puma 9000™ Series (“Puma”), our latest-generation darkfield inspection platform. Puma represents a marked departure from traditional darkfield tools, which are based on acousto-optical device (“AOD”) scanners and photo-multiplier tube (“PMT”) detectors—technologies that are reaching their limits. Puma replaces the AOD/PMT technology with our patented Streak™ imaging technology. Scalable for multiple technology generations, Streak combines advanced UV-laser illumination optics with a solid-state, multi-pixel linear sensor to image the scattered light. The result is an inspection system with higher sensitivity at production throughputs than can be achieved with traditional AOD/PMT-based inspection systems. Puma can be configured to accommodate applications ranging from process tool monitoring through critical etch line monitoring, allowing our customers to cost-optimize their inspection strategies and achieve tighter production control.

Electron-Beam Inspection

For advanced IC manufacturing, e-beam inspection is essential—not only during IC development, where the highest sensitivity is needed to root out defects, but also in production, where dedicated systems are required to monitor key process steps. Only e-beam technology can find the smallest physical defects and the subtle electrical defects that plague customers as they introduce new materials and device structures at the 65nm and 45nm nodes. In February 2006, we introduced the latest addition to our eS3x series of e-beam inspection systems—the eS32™. A single system spanning development and production applications, the eS32 provides the best sensitivity at throughput for defect types that optical systems cannot find.

Wafer and Film Surface Inspection

All chipmakers extensively utilize inspection tools to detect defects on blanket (unpatterned) films and bare wafer surfaces. In 2004, we unveiled the Surfscan SP2™ which incorporates a new UV illumination technology to significantly enhance inspection sensitivity and speed on IC films, as well as both traditional silicon and engineered substrates. Surfscan SP2 is capable of detecting defects as small as 30nm at higher throughputs than those of the previous-generation Surfscan SP1™ DLS tool.

Wafer Surface Inspection: The wafer substrate is the foundation of an integrated circuit. Having a defect-free wafer substrate is essential, since defects on the surface of the wafer can adversely affect subsequent semiconductor processes, and ultimately impact IC performance. At the 65nm node and beyond, transistor performance in high-end devices depends critically on the physical and electrical properties of the wafer surface below it. Epitaxial silicon layers and engineered substrates, such as silicon-on-insulator (SOI), have become important substrate materials—with associated challenges. The Surfscan SP2 is the industry standard advanced wafer inspection system, and is being adopted by virtually all wafer manufacturers worldwide to provide critical quality control.

Unpatterned Surface Inspection: IC applications for the Surfscan SP1 and Surfscan SP2 inspectors include not only incoming wafer surface quality measurements, but also process tool qualification and monitoring. Instead of inspecting a patterned wafer, a bare or blanket-film wafer can be used to qualify new process tools, periodically check process tools already in production, or qualify process tools after maintenance.

Advanced fabs require accurate and rapid disposition decision making during manufacturing, as well as quick assessment of tool and process module output. Operators have historically performed this task by visually inspecting a small sample of wafers under a manual or semi-automated light microscope. However, advanced 300mm manufacturing, with large wafer surfaces, smaller device features, and factory automation, challenges the ability of the operator to reliably and repeatably assess the wafer and lot. These conditions place large quantities of valuable wafers at risk.

Viper 2435™ is an automated 300mm wafer and tool dispositioning system that captures a broad range of defect types at very high throughput—enabling inspection of 100% of wafer lots. Delivering quick go/no-go decisions, the system enables fab engineers to take corrective action early, when wafers can be reworked or process tool problems can be repaired before additional lots are put at risk. Viper 2435 can be integrated rapidly and seamlessly into a production environment in the lithography, CMP, etch, and films process modules.

Reticle Inspection

Error-free reticles are the first step in ensuring high yields in the manufacturing process, since defects in reticles can be replicated on wafers. Reticles are high-precision quartz plates that contain microscopic images of electronic circuits. Placed into steppers or scanners, these reticles are used to transfer circuit patterns onto wafers to fabricate ICs. The extension of optical lithography below the 130nm node has resulted in the mask error enhancement factor (“MEEF”), where reticle defects once too small to print on the wafer become enhanced in the lithography process to create yield-killing wafer defects.

In 2003, we introduced TeraScan™, a high-resolution inspection system for XRET photomasks, providing a comprehensive mask inspection solution for sub-90nm IC production. TeraScan, along with the revolutionary STARlight™ system, offers high-sensitivity to detect classical defects (intrusions, extrusions and point defects) as small as 80nm, and CD defects as small as 50nm. TeraScan has the ability to inspect nearly any type of photomask used in IC production, regardless of reticle wavelength and resolution enhancement technology, for sub-90nm design rules.

As IC manufacturing costs and complexities increase with each technology node, ensuring high-yield becomes paramount for today’s wafer fabs. The combination of 193nm lithography and 300mm wafer processing further exacerbates the progressive defects problem because the photomasks must endure longer periods of exposure at higher energy—creating an ideal breeding ground for these contaminants. In addition to finding these elusive defects before they print, reticle inspection techniques must contend with a multitude of new XRET types and the increased packing density of device features associated with 65nm designs.

The industry’s highest resolution contamination mode inspection technology, STARlight-2™ was delivered in 2005 on the TeraScan platform. By leveraging platform advances in resolution, along with a detailed understanding of today’s XRET photomasks, STARlight-2 takes the industry-standard STARlight™ algorithms to the next level. The STARlight-2 algorithms have been especially optimized for the mask re-qualification use case in a wafer fab. STARlight-2 provides early warning on progressive mask defects as well as excellent sensitivity to traditional contamination and ESD. This full-field contamination inspection can handle both single-die and multi-die masks and it covers high-density patterned areas as well as scribes and borders while improving productivity through effective defect categorization using ReviewSmart™ and Litho3™.

Transparent Film and Substrate Inspection

Understanding the optical surface properties of modern materials has become a critical part of manufacturing in industries ranging from microelectronics to biomedicine. With the increasing complexity of manufacturing processes and products comes the need for extremely precise analysis and control of surface properties such as film thickness uniformity, contamination and defectivity, often in real time and online. This trend is paving the way for nondestructive optical metrology techniques to move into volume production environments. Through our acquisition of Candela Instruments during fiscal year 2005, we added the Candela™ series of Optical Surface Analyzers (“OSA”) to our inspection portfolio. These systems automatically detect and classify surface defects on optoelectronic and semiconductor wafers, including transparent wafers such as sapphire and glass. By simultaneously measuring reflectivity and topographic variations on the surface, these systems enable detection of particles, stains, scratches, pits and bumps. Epi layers and film coatings can also be inspected for uniformity, particles, and surface defects.

Process Window Qualification

Reticles used in the manufacture of today’s advanced ICs incorporate complex resolution enhancement techniques (RETs) that enable lithographers to extend existing lithographic processes to print features smaller than the wavelength of light used—a process called sub-wavelength lithography. These enhancements include OPC and PSM technology, which together reduce the size and fine-tune the shape of features on the wafer. During the photolithography patterning process, marginal RET designs can print as out-of-focus features-or not print at all, creating open circuits that translate to electrical failures within the device. However, since these errors represent design marginalities rather than physical defects on the reticle, they cannot be caught using traditional reticle inspection.

Our Process Window Qualification (“PWQ”) solution enables device manufacturers to identify reticle design marginalities by examining the wafer for poorly printed features using their KLA-Tencor 23xx or 2800 broadband brightfield wafer inspection systems. PWQ enables lithographers to compare die resulting from marginal lithography parameters with die printed under optimized conditions, to identify and prioritize problematic regions as a function of process parameters. This method enables lithographers to understand the consequences of operating near the boundaries of the process window—allowing more informed decisions about whether to redesign the reticle or fine-tune inline defect and CD monitoring efforts to minimize the impact of the design error on device yield.

Metrology

Metrology is a critical component of detecting, understanding and correcting yield problems. Whether it is verifying that the design will be manufacturable, fully characterizing a new process, or monitoring high-volume manufacturing, our metrology and process window optimization products provide the full range of the critical measurements needed by fabs to manage their manufacturing process. With our unique combination of overlay, critical dimension, and film metrology measurements, IC manufacturers have the capabilities to maintain tight control of their lithography, etch, deposition and CMP processes. This enables them to ramp processes faster and detect process excursions earlier, preventing further material from being processed.

Optical Overlay Metrology

Decreasing linewidths, larger die sizes and increasing chip density all affect the tolerances for layer-to-layer alignment, or overlay, and can result in overlay misregistration errors—a crucial cause of yield loss. Today’s lithography scanners or steppers require in-line monitoring to insure layer to layer alignment is within spec. These advanced lithography systems also require regular maintenance and performance tests to insure they are meeting the process requirements. Metrology systems are needed to verify scanner or stepper performance after periodic maintenance and to measure alignment between different layers of the semiconductor devices in production to ensure overlay errors are kept within specification.

In fiscal year 2005, we introduced Archer AIM+™, our latest overlay metrology solution, which is designed to address chipmakers’ lithography overlay control needs beyond the 65nm node. Archer AIM+ incorporates a new optic system design and improved illumination system to reduce total measurement uncertainty (“TMU”), a key metric of overlay metrology performance and exceed the 45nm node overlay control requirements outlined in the 2005 edition of the International Technology Roadmap for Semiconductors.

In 2006, we introduced the K-T Analyzer™ lithography correctibles platform to accelerate and improve advanced lithography cell qualification and control. Seamlessly integrated with KLA-Tencor’s Archer overlay metrology platform for 65nm and below IC production, K-T Analyzer provides automated, on-tool analysis of overlay and CD metrology data in real time, giving engineers immediate feedback on the quality of their lithography process. This enables them to correct errors quickly, reduce unnecessary wafer rework, and make efficient use of lithography equipment, thereby ensuring that optimal productivity and tight process control are maintained in the lithography cell. K-T Analyzer is now being used to enhance focus/dose analysis applications at several leading logic and memory manufacturers worldwide.

CD Metrology

Traditional CD linewidth measurements no longer provide all the information that chipmakers need to accurately predict yield and transistor performance. Complete feature profile information is needed, including CD, sidewall angle, height and depth. Contact hole profile measurements are also critical, since contact hole sizes that are significantly reduced or closed at the bottom of the structure can result in significant yield loss.

In February 2006, we introduced the SpectraCD-XT™—our fourth-generation of inline optical CD metrology systems for advanced patterning process control at the 90nm and 65nm nodes. SpectraCD-XT is a non-destructive dedicated CD and profile metrology system built on our high-throughput, production-proven Archer platform. The tool is the only high performance spectroscopic ellipsometry (SE)-based system with sub-2-second move-acquire-measure (“MAM”) time. This performance allows chipmakers to detect even the smallest profile excursions and increase sampling or reduce turn-around-time for critical CD or profile measurements. CD control in the fab is increasingly changing over to Optical CD from traditional CD-SEM metrology tools. We have ceased further development of the CD-SEM metrology tools. SpectraCD-XT further enables this transition with its throughput of greater than 100 wafers per hour, making it the lowest cost of ownership CD tool on the market.

Film Measurement

Our film measurement products measure a variety of optical and electrical properties of thin films. These products are used to control a wide range of wafer fabrication steps, where both within-wafer and wafer-to-wafer process uniformity are of paramount importance to semiconductor manufacturers—enabling them to achieve high device performance characteristics at low cost.

In 2004, we introduced SpectraFx 200™, our most advanced, seventh-generation thin-film metrology system, to enable IC manufacturers to achieve cost-effective production control over their advanced film processes at the 65nm node and below. Based on our patented SE technology, SpectraFx 200 utilizes a unique Dielectric Pattern Metrology (“DPM”) capability to provide accurate and robust measurements of in-die process variation on product wafers non-destructively.

Contamination Monitoring

Gate dielectric quality is critical to the speed and reliability of an IC. Below the 90nm node, dielectrics become so thin (less than 20 angstroms, or 2nm) that electrical performance characteristics of the dielectric films become just as critical as physical characteristics in determining overall transistor performance. Our Quantox™ product line provides non-contact, inline electrical performance measurements of key parameters that determine the quality of advanced gate dielectric films, including contamination and oxide thickness, as well as electrical capacitance and leakage. Our latest Quantox XP™ system provides information on both the physical and electrical properties of advanced gate dielectric materials, as well as high correlation to device electrical test data, enabling chipmakers to predict transistor performance inline, rather than having to wait until end-of-line electrical test—a process that normally can take days or weeks to complete.

Surface Metrology

Our stylus profilers measure the surface topography of films and etched surfaces, and are used in basic research and development as well as semiconductor production and quality control. The latest generation of our HRP® high resolution profilers, the HRP-340, combines the dishing and erosion measurement capabilities of our long-scan profilers with high-aspect-ratio etched feature measurement capability, which has historically been limited to atomic force microscopes (“AFM”). This allows customers to monitor their critical etch processes, such as shallow trench isolation (“STI”) and dual-damascene via/trench. The P-16™ advanced surface profiler is a benchtop contact stylus profiler designed for automated step height, surface contour, and roughness measurements, and provides detailed 2D and 3D analysis of topography for a variety of surfaces and materials. In addition, we also provide stress measurement systems and capabilities, such as our new wafer bow and wafer stress option for our ASET-F5x™ and SpectraFx 100 thin-film metrology tools, which detects reliability-related problems such as film cracking, voiding and lifting.

Services

KLA-Tencor Service enables customers to maximize the performance and productivity of their assets over the entire tool life cycle. We deliver yield management expertise spanning all technology nodes, and collaborate with customers to determine the best products and services to meet technology requirements and optimize cost of ownership. We help customers meet their production goals by maximizing tool uptime and performance with a menu of support services, unique expertise from local service engineers, worldwide spares and consumables depots, and round-the-clock tech support experts in our Online Support Centers accessed through our iSupport™ secure network. KLA-Tencor’s Technology Engagement Services (TES) collaborates with customers to use effective recipes to improve baseline performance and avoid costly process errors, as well as extend the life of their installed base and more effectively determine when new tools and upgrades are necessary.

Software and Other

Our productivity and analysis solutions translate raw inspection and metrology data into patterns that reveal process problems and help semiconductor manufacturers develop long-term yield improvement strategies. Leveraging our core competencies, KLA-Tencor is also adding value to emerging markets and new high-growth areas. Outside the semiconductor industry, we manufacture, sell and service yield management solutions to the data storage market, with offerings for hard disk drive and component makers.

Yield Management & Analysis Solutions

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

Our Klarity ACE™ yield analysis solution enables fast integration, correlation and analysis of yield- and process-related data to accurately determine the source of defects and process excursions. It can differentiate between random and systematic yield problems, providing users with the data they need in order to take appropriate corrective measures.

In fiscal year 2005, we introduced Klarity SSA™ (Spatial Signature Analysis), a new capability that provides automated classification and root cause analysis of spatial signatures, which are defect clusters and patterns that can be indicative of an out-of-spec process or process tool problem. Klarity SSA can be utilized for a variety of applications where enhanced excursion detection is needed, including process line and tool monitoring, as well as engineering analysis, across key process modules.

Our ProDATA™ lithography data analysis tool, along with our PROLITH™ lithography and etch optimization tool, helps manufacturers reduce their advanced lithography development time and cost, as well as optimize their design-for-manufacturing (“DFM”) efforts.

Our IMPACT XP™ automated defect classification (“ADC”) solution provides consistent and accurate classification of yield-limiting defects to help our customers accelerate their ramp to higher process yields. IMPACT XP incorporates our SmartGallery™ tool, which reduces the setup time associated with ADC implementation in fabs. This is a critical requirement, particularly for foundries and application specific integrated circuit (“ASIC”) manufacturers, who specialize in short runs of multiple products. Our Real Time Classification™ (“RTC”) and iADC™ technologies, which provide classification and binning of defect types in real time during inspection, are critical features on all of our latest-generation e-beam and optical inspection tools.

Computational Lithography

IC physical designs (layouts) are modified with Reticle Enhancement Techniques (“RET”) and Optical Proximity Correction (“OPC”) to improve the patterning of features from photomask to wafers during lithography. The physical design may include features that are not compatable with today’s sub-wavelength lithography. Also, the RET/OPC models used to apply the modifications may be constrained by the layout. Lastly, the manufacturing process variability of focus and exposure during lithography may also cause errors in feature sizing. Such systematc errors can create either open circuits that translate to electrical failures, or speed and power performance issues within the device.

Our DesignScan™ computational lithography solution enables device manufacturers to comprehensively identify marginal features in the post-OPC mask design data by performing a physics-based simulation of the lithography process (and its variability) followed by an inspection of the results by comparing back to the original layout of the design. The simulation and inspection is performed on our high speed image computing platform which allows for very fast full chip inspections. This enables lithography aware optimization of the final OPC design for the lithography process and its variabilities with the final result of improving yield, and reducing mask manufacturing re-spins for faster time to market.

Data Storage Industry

In the front-end of thin film head wafer manufacturing, we provide the same process control equipment with which we serve the semiconductor industry, with particular strength in photolithography control. In the back-end of head manufacturing, we are the leading provider of a range of test equipment, including fly-height and head resonance testers such as the D6, high-resolution surface profilers, and the MRW3 quasi-static tester. In substrate and media manufacturing, we are the leading provider of metrology and defect inspection solutions with our Candela™ 6120 system with optical surface analysis technology. Additionally, we are leveraging our expertise in magnetics to meet customers’ challenges in the emerging magnetic random access memory (“MRAM”) market.

Customers

To support our growing, global customer base, we maintain a significant presence throughout the United States, Europe, Asia-Pacific and Japan, staffed with local sales and applications engineers, customer and field service engineers and yield management consultants. We count among our largest customers leading semiconductor manufacturers from each of these regions. In fiscal years 2006, 2005, and 2004, no customer accounted for more than 10% of our total revenues.

Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for ICs and products utilizing ICs. We do not consider our business to be seasonal in nature, but it is cyclical with respect to the capital equipment procurement practices of semiconductor manufacturers and it is impacted by the investment patterns of such manufacturers in different global markets. Downturns in the semiconductor industry or slowdowns in the worldwide economy could have a material adverse effect on our future business and financial results.

Sales, Service and Marketing

Our sales, service and marketing efforts are focused on building long-term relationships with our customers. We focus on providing a single and comprehensive resource for the full breadth of process control and yield management products and services. Customers benefit from the simplified planning and coordination, as well as the increased equipment compatibility found when dealing with a single supplier. Our revenues are derived primarily from product sales, mostly through our direct sales force.

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

As of June 30, 2006, we employed over 2,300 sales and related personnel, service engineers and applications engineers. In addition to sales and service offices in the United States, we conduct sales, marketing and services out of wholly-owned subsidiaries or branches of United States subsidiaries in other countries, including China, France, Germany, India, Israel, Italy, Japan, South Korea, Malaysia, Singapore, Taiwan, Thailand and the United Kingdom. International revenues accounted for approximately 80%, 76%, and 77% of our total revenues in fiscal 2006, 2005, and 2004, respectively. Additional information regarding our revenues from foreign operations for our last three fiscal years can be found in Note 14 to the Consolidated Financial Statements found under Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Backlog

Our backlog for system shipments and associated warranty totaled $999 million and $646 million at June 30, 2006 and 2005, respectively. We include in our backlog only those customer orders for which we have accepted purchase orders and assigned shipment dates within twelve months from the date of order. Orders for service and unreleased products are excluded from the backlog. We expect to fill the present backlog of orders during fiscal year 2007; however, all orders are subject to cancellation or delay by the customer. Due to possible customer changes in delivery schedules or cancellation of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Research and Development

The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation. These technical innovations are inherently complex and require long development cycles and appropriate professional staffing. We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our human and financial resources to research and development programs and seek to maintain close relationships with customers to remain responsive to their needs. As part of our customer relationships, we may enter into certain strategic development and engineering programs whereby our customers offset certain of our research and development costs. As of June 30, 2006, we employed approximately 1,200 research and development personnel.

Our key research and development activities during fiscal year 2006 involved development of process control and yield management equipment, especially reticle inspection and advanced wafer inspection for smaller feature sizes, copper-based devices and 300-mm wafers. For information regarding our research and development expenses during the last three fiscal years, including costs offset by our strategic development and engineering programs, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

In order to make continuing developments in the semiconductor industry, we are committed to significant engineering efforts toward both product improvement and new product development. New product introductions may contribute to fluctuations in operating results, since customers may defer ordering existing products. If new products have reliability or quality problems, those problems may result in reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. There can be no assurance that we will successfully develop and manufacture new products, or that new products introduced by us will be accepted in the marketplace. If we do not successfully introduce new products, our results of operations will be adversely affected.

Manufacturing, Raw Materials and Supplies

We perform system design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities take place in San Jose and Milpitas, California, with additional operations in San Diego and Hayward, California, Migdal Ha’Emek, Israel and Northtech, Singapore. As of June 30, 2006, we employed approximately 1,000 manufacturing personnel.

Many of the parts, components and subassemblies (collectively “parts”) are standard commercial products, although certain parts are made to our specifications. We use numerous vendors to supply parts for the manufacture and support of our products. Although we make reasonable efforts to ensure that these parts are available from multiple suppliers, this is not always possible and certain parts included in our systems may be obtained only from a single supplier or a limited group of suppliers. We endeavor to minimize the risk of production interruption by selecting and qualifying alternative suppliers for key parts, by monitoring the financial condition of key suppliers, and by ensuring adequate inventories of key parts are available to maintain manufacturing schedules.

Although we seek to reduce our dependence on sole and limited source suppliers, in some cases the partial or complete loss of certain of these sources could disrupt scheduled deliveries to customers, damage customer relationships and have a material adverse effect on our results of operations.

Competition

The worldwide market for process control and yield management systems is highly competitive. In each of our product markets, we face competition from established and potential competitors, some of which may have greater financial, research, engineering, manufacturing and marketing resources than we have, such as Applied Materials, Inc. and Hitachi Electronics Engineering Co., Ltd. We may also face future competition from new market entrants from other overseas and domestic sources. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. We believe that to remain competitive, we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development.

Significant competitive factors in the market for process control and yield management systems include system performance, ease of use, reliability, installed base and technical service and support. We believe that, while price and delivery are important competitive factors, the customers’ overriding requirement is for systems that easily and effectively incorporate automated and highly accurate inspection and metrology capabilities into their existing manufacturing processes to enhance productivity.

Management believes that we are well positioned in the market with respect to both our products and services. However, any loss of competitive position could negatively impact our prices, customer orders, revenues, gross margins, and market share, any of which would negatively impact our operating results and financial condition.

Acquisitions

We continuously evaluate strategic acquisitions and alliances to expand our technologies, product offerings and distribution capabilities. Acquisitions involve numerous risks, including management issues and costs in connection with integration of the operations, technologies and products of the acquired companies, possible write-downs of impaired assets, and the potential loss of key employees of the acquired companies. The inability to manage these risks effectively could negatively impact our operating results and financial condition. Additional information regarding business combinations during fiscal year 2006 can be found in Note 6 and Note 16 of the Consolidated Financial Statements found under Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. We acquired all of the shares of ADE Corporation, a supplier of semiconductor process control solutions on October 11, 2006 for a total cash amount of $482 million.

Patents and Other Proprietary Rights

We protect our proprietary technology through reliance on a variety of intellectual property laws, including patent, copyright and trade secret. We have filed and obtained a number of patents in the United States and abroad and intend to continue pursuing the legal protection of our technology through intellectual property laws. In addition, from time to time we acquire license rights under United States and foreign patents and other proprietary rights of third parties.

Although we consider patents and other intellectual property significant to our business, due to the rapid pace of innovation within the process control and yield management systems industry, we believe that our protection through patent and other intellectual property rights is less important than factors such as our technological expertise, continuing development of new systems, market penetration, installed base and the ability to provide comprehensive support and service to customers worldwide.

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

Employees

As of June 30, 2006, we employed approximately 5,900 people. None of our employees are represented by a labor union. We have not experienced work stoppages and believe that our employee relations are good.

Competition is intense in the recruiting of personnel in the semiconductor and semiconductor equipment industry. We believe that our future success will depend, in part, on our continued ability to hire and retain qualified management, marketing and technical employees.

ITEM 1A.	RISK FACTORS

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

We believe the factors that could make our results fluctuate and difficult to predict include:

•	our ability to successfully address and resolve all issues arising from the discovery that we had retroactively priced stock options (primarily from July 1, 1997 to June 30, 2002) and had not accounted for them correctly;

•	the cyclical nature of the semiconductor industry;

•	global economic uncertainty;

•	competitive pressure;

•	our ability to develop and implement new technologies and introduce new products;

•	our ability to maintain supply of key components;

•	our ability to manage our manufacturing requirements;

•	our reliance on services provided by third parties;

•	our customers’ acceptance and adoption of our new products and technologies;

•	our ability to protect our intellectual property;

•	our ability to attract, retain, and replace key employees;

•	our ability to manage risks associated with acquisitions;

•	litigation regarding IP and other business matters;

•	worldwide political instability;

•	earthquake and other uninsured risks;

•	our ability to comply with recently enacted and proposed changes in securities laws and regulations;

•	future changes in accounting and tax standards or practices;

•	changing regulatory environment;

•	our exposure to fluctuations in foreign currency exchange rates; and

•	our ability to successfully modify new systems and guard against computer viruses.

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

The discovery that we had retroactively priced stock options (primarily from July 1, 1997 to June 30, 2002) and had not accounted for them correctly has had, and may continue to have, a material adverse effect on our financial results.

We cannot predict the outcome of the pending government inquiries or shareholder lawsuits, and we may face additional government actions, shareholder lawsuits and other legal proceedings related to our historical stock option practices and the remedial actions we have taken. All of these events have required us, and will continue to require us, to expend significant management time and incur significant accounting, legal, and other expenses. This could divert attention and resources from the operation of our business and adversely affects our financial condition and results of operations.

The Special Committee investigation of our historical stock option practices and resulting restatements has been time consuming and expensive, and has had a material adverse effect on us.

The Special Committee investigation and restatement activities have required us to expend significant management time and incur significant accounting, legal, and other expenses. The resulting restatements have had a material adverse effect on our results of operations. We have recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $348 million for the periods from July 1, 1994 to June 30, 2005 under APB Opinion No. 25 and (b) $22 million for the year ended June 30, 2006 under SFAS No. 123(R). We expect to amortize an additional $6 million of such expenses in future periods. In addition, we have established a Special Litigation Committee to oversee the litigation matters that arose out of the investigation and the restatements and we cannot predict what additional actions may be required by these Committees. The period of time necessary to resolve these follow-up matters is uncertain, and these matters could require significant additional attention and resources.

The ongoing government inquiries relating to our historical stock option practices are time consuming and expensive and could result in injunctions, fines and penalties that may have a material adverse effect on our financial condition and results of operations.

The inquiries by the United States Attorney’s Office for the Northern District of California (“USAO”) and the United States Securities and Exchange Commission (“SEC”) into our historical stock option practices are ongoing. We have fully cooperated with the USAO and the SEC and intend to continue to do so. The period of time necessary to resolve these inquiries is uncertain, and we cannot predict the outcome of these inquiries or whether we will face additional government inquiries, investigations or other actions related to our historical stock option practices. These inquiries will likely require us to continue to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may have a material adverse effect on our financial condition, results of operations and cash flow.

We have not been in compliance with SEC reporting requirements and Nasdaq listing requirements and may continue to face compliance issues with both. If we are unable to remain in compliance with SEC reporting requirements and Nasdaq listing requirements, there may be a material adverse effect on the Company and our stockholders.

Due to the Special Committee investigation and resulting restatements, we could not file our periodic reports with the SEC on time and faced the possibility of delisting of our stock from the Nasdaq Global Select Market. With the filing of this Report and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, we believe we have returned to full compliance with SEC reporting requirements and Nasdaq listing requirements and, therefore, that the Nasdaq delisting matter is now closed. However, if the SEC has comments on these Reports (or other reports that we previously filed) that require us to file amended reports, or if the Nasdaq Listing Qualifications Panel does not concur that we are in compliance with applicable listing requirements, we may be unable to maintain an effective listing of our stock on a national securities exchange. If this happens, the price of our stock and the ability of our stockholders to trade in our stock could be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to issue stock options or other equity awards to our employees or allow them to exercise their outstanding options, which could adversely affect our business and results of operations.

We have been named as a party to a number of shareholder derivative and class action lawsuits relating to our historical stock option practices, and we may be named in additional lawsuits in the future. This litigation could become time consuming and expensive and could result in the payment of significant judgments and settlements, which could have a material adverse effect on our financial condition and results of operations.

In connection with our historical stock option practices and resulting restatements, a number of derivative actions were filed against certain of our current and former directors and officers purporting to assert claims on the Company’s behalf. In addition, a number of securities class action complaints were filed against us and certain of our current and former directors and officers seeking damages related to our historical stock option practices and the resulting investigation, inquiries and restatements. There may be additional lawsuits of this nature filed in the future. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, there could be a material adverse effect on our business, financial condition and results of operations.

Our insurance coverage will not cover our total liabilities and expenses in these lawsuits, in part because we have a significant deductible on certain aspects of the coverage. In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and the related government inquiries and litigation. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, the insurers may seek to deny or limit coverage in some or all of these matters, in which case we may have to self-fund all or a substantial portion of our indemnification obligations.

We are subject to the risks of additional lawsuits in connection with our historical stock option practices, the resulting restatements, and the remedial measures we have taken.

In addition to the possibilities that there may be additional governmental actions and shareholder lawsuits against us, we may be sued or taken to arbitration by former officers and employees in connection with their stock options, employment terminations and other matters. These lawsuits may be time consuming and expensive, and cause further distraction from the operation of our business. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, financial condition and results of operations.

Our efforts to correct past material weaknesses in our internal controls may not have been sufficient, and we may discover additional material weaknesses in our internal controls.

As a result of the Special Committee investigation and our management’s internal review of our historical stock option practices and related matters, we identified past material weaknesses in our internal controls and procedures (see Item 9A—Controls and Procedures). A material weakness is a control deficiency, or combination of them, that results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. We believe that we have remedied the past material weaknesses in our internal controls and procedures, but there can be no assurance that our corrections were sufficient or fully effective, or that we will not discover additional material weaknesses in our internal controls and procedures in the future.

Failure to maintain effective internal controls may cause us to delay filing our periodic reports with the SEC, affect our Nasdaq listing, and adversely affect our stock price.

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

Federal securities laws, rules and regulations, as well as Nasdaq rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their chief executive officers, chief financial officers and directors for securities law violations. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations.

It may be difficult or costly to obtain director and officer insurance coverage as a result of our stock options problems.

We expect that the issues arising from our previous retroactive pricing of stock options will make it more difficult to obtain director and officer insurance coverage in the future. If we are able to obtain this coverage, it could be significantly more costly than in the past, which would have an adverse effect on our financial results and cash flow. As a result of this and related factors, our directors and officers could face increased risks of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and officers, which could adversely affect our business.

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

Our industry includes large manufacturers with substantial resources to support customers worldwide. Some of our competitors are diversified companies with greater financial resources and more extensive research, engineering, manufacturing, marketing and customer service and support capabilities than we. We face competition from companies whose strategy is to provide a broad array of products and services, some of which compete with the products and services that we offer. These competitors may bundle their products in a manner that may discourage customers from purchasing our products, including pricing such competitive tools significantly below our product offerings. In addition, we face competition from smaller emerging semiconductor equipment companies whose strategy is to provide a portion of the products and services, similar to what we offer, using innovative technology to sell products into specialized markets. Loss of competitive position could negatively affect our prices, customer orders, revenue, gross margins, and market share, any of which would negatively affect our operating results and financial condition.

If we do not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, our business could be seriously harmed.

Success in the semiconductor equipment industry depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions. For example, in the current semiconductor industry, the size of semiconductor devices continues to shrink and the industry is currently transitioning to the use of new materials and innovative fab processes. While we expect these trends will increase our customers’ reliance on our diagnostic products, we cannot ensure that they will directly improve our business. These and other evolving customer needs require us to respond with continued development programs and to cut back or discontinue older programs, which may no longer have industry-wide support. Technical innovations are inherently complex and require long development cycles and appropriate staffing of highly qualified employees. Our competitive advantage and future business success depend on our ability to accurately predict evolving industry standards, to develop and introduce new products which successfully address changing customer needs, to win market acceptance of these new products and to manufacture these new products in a timely and cost-effective manner.

In this environment, we must continue to make significant investments in research and development in order to enhance the performance and functionality of our products, to keep pace with competitive products and to satisfy customer demands for improved performance, features and functionality. Substantial research and development costs typically are incurred before we confirm the technical feasibility and commercial viability of a product, and not all development activities result in commercially viable products. There can be no assurance that revenue from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements. In addition, we cannot ensure that these products or enhancements will receive market acceptance or that we will be able to sell these products at prices that are favorable to us. Our business will be seriously harmed if we are unable to sell our products at favorable prices or if the market in which we operate does not accept our products.

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

Disruption of our manufacturing facilities due to earthquake, flood, other natural catastrophic events or terrorism could result in cancellation of orders or loss of customers and could seriously harm our business.

Most of our manufacturing facilities are located in the United States, with small operations located in Israel and Singapore. Operations at our manufacturing facilities and our assembly subcontractors are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, fire, earthquake, energy shortages, flooding or other natural disasters. Such disruption could cause delays in shipments of products to our customers. We cannot ensure that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms.

We outsource a number of services to third-party service providers which decreases our control over the performance of these functions; disruptions or delays at our third-party service providers could adversely impact our operations.

We outsource a number of services including our transportation and logistics management of spare parts to domestic and overseas third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, or our ability to quickly respond to changing market conditions. Disruptions or delays at our third-party service providers due to events such as regional economic, business, environmental, political, or informational technology system failures or military actions could adversely impact our operations and our ability to ship products, manage our product inventory or record and report financial and management information on a timely and accurate basis.

Our success is dependent in part on our technology and other proprietary rights. If we are unable to maintain our lead or protect our proprietary technology, we may lose valuable assets and market share.

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

We might be involved in intellectual property disputes or other intellectual property infringement claims that may be costly to resolve, prevent us from selling or using the challenged technology and seriously harm our operating results and financial condition.

As is typical in the semiconductor equipment industry, from time to time we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which they believe cover certain of our products, processes, technologies or information. Litigation tends to be expensive and requires significant management time and attention and could have a negative effect on our results of operations or business if we lose or have to settle a case on significantly adverse terms. Our customary practice is to evaluate such infringement assertions and to consider whether to seek licenses where appropriate. However, we cannot ensure that licenses can be obtained or, if obtained, will be on acceptable terms or that costly litigation or other administrative proceedings will not occur. The inability to obtain necessary licenses or other rights on reasonable terms, or instigation of litigation or other administrative proceedings could seriously harm our operating results and financial condition.

We depend on key personnel to manage our business effectively and if we are unable to attract, retain, and motivate our key employees, our sales and product development could be harmed.

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

We have made and we expect to continue to make acquisitions that could cause diversion of company’s resources and our operating results could be harmed.

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

We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war. If international political instability continues or increases, our business and results of operation could be harmed.

The threat of terrorism targeted at the regions of the world in which we do business, including the United States, increases the uncertainty in our markets. Any act of terrorism which affects the economy or the semiconductor industry could adversely affect our business. Increased international political instability, disruption in air transportation and further enhanced security measures as a result of terrorist attacks, and the continuing instability in the Middle East, may hinder our ability to do business and may increase our costs of operations. Such continuing instability could cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. This same instability could have the same effects on our suppliers and their ability to timely deliver their products. If this international political instability continues or increases, our business and results of operations could be harmed. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

We self insure certain risks including earthquake risk. If one or more of the uninsured events occurs, we could suffer major financial loss.

We purchase insurance to help mitigate the economic impact of certain insurable risks; however, certain other risks are uninsurable or are insurable only at significant costs and cannot be mitigated with insurance. An earthquake could significantly disrupt our manufacturing operations, most of which are conducted in California. It could also significantly delay our research and engineering effort on new products, most of which is also conducted in California. We take steps to minimize the damage that would be caused by an earthquake, but there is no certainty that our efforts will prove successful in the event of an earthquake. We self insure earthquake risks because we believe this is the prudent financial decision based on our large cash reserves and the high cost and limited coverage available in the earthquake insurance market. Certain other risks are also self insured either based on a similar cost benefit analysis, or based on the unavailability of insurance. If one or more of the uninsured events occurs, we could suffer major financial loss.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect reporting of transactions completed before the change is effective.

New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

For example, the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), which required us to measure all employee stock-based compensation awards using a fair value method beginning in fiscal year 2006 and record such expense in our consolidated financial statements had a material impact on our consolidated financial statements, as reported under accounting principles generally accepted in the United States of America.

We are exposed to various risks related to the regulatory environments where we perform our operation and conduct our business.

We are subject to various risks related to new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries in which we operate and with which we must comply including environmental and safety regulations.

We are exposed to foreign currency exchange rate fluctuations; although we hedge certain currency risks, we may still be adversely affected by changes in foreign currency exchange rates or declining economic conditions in these countries.

We have some exposure to fluctuations in foreign currency exchange rates, primarily the Japanese Yen. We have international subsidiaries that operate and sell our products globally. We routinely hedge these exposures in an effort to minimize the impact of currency rate fluctuations, but these hedges may be inadequate to protect us from currency rate fluctuations. To the extent that these hedges are inadequate, our reported financial results or the way we conduct our business could be adversely affected.

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates; impairment of our investments could harm our earnings.

Our investment portfolio consists of both corporate and government securities that have a maximum maturity of 10 years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. We have the ability to realize the full value of all these investments upon maturity.

We rely upon certain critical information systems for our daily business operation, our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operation.

Our global operations are linked by information systems, including telecommunications, the internet, our corporate intranet, network communications, email and various computer hardware and software applications. Despite our implementation of network security measures, our tools and servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems and tools located at customer sites. Any such event could have an adverse effect on our business, operating results, and financial condition.

Acquisitions are an important element of our strategy but, because of the uncertainties involved, we may not find suitable acquisition candidates and we may not be able to successfully integrate and manage acquired businesses.

Part of our growth strategy is to pursue acquisitions. There can be no assurance that we will find suitable acquisition candidates or that acquisitions we complete will be successful. In addition, we may use equity to finance future acquisitions, which would increase our number of shares outstanding and be dilutive to current shareholders.

If we are unable to successfully integrate and manage acquired businesses or if acquired businesses perform poorly, then our business and financial results may suffer. It is possible that the businesses we have acquired, such as ADE Corporation, which we acquired on October 11, 2006, as well as businesses that we may acquire in the future, may perform worse than expected or prove to be more difficult to integrate and manage than expected. If that happens, there may be a material adverse effect on our business and financial results for a number of reasons, including:

•	we may have to devote unanticipated financial and management resources to acquired businesses;

•	we may not be able to realize expected operating efficiencies or product integration benefits from our acquisitions;

•	we may have to write-off goodwill or other intangible assets; and

•	we may incur unforeseen obligations or liabilities in connection with acquisitions.

We may experience difficulties with our enterprise resource planning (“ERP”) system and other IT systems. System failure or malfunctioning may result in disruption of operations and the inability to process transactions, and this could adversely affect our financial results.

System failure or malfunctioning could disrupt our ability to timely and accurately process and report key components of the results of our consolidated operations, our financial position and cash flows. Any disruptions or difficulties that may occur in connection with our ERP system or other systems could also adversely affect our ability to complete important business processes such as the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unforeseen problems with regard to our ERP system or other systems, our business could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our principal properties at June 30, 2006 is set forth below:

Location	Type	Principal use	Square Footage		Ownership
Chandler, AZ (Phoenix)	Office	Sales and Service	5,914		Leased
Hayward, CA	Plant	Manufacturing	14,150		Leased
Livermore, CA(1)	Office and plant	Training, Service and Engineering	241,252		Owned
Milpitas, CA	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	727,302		Owned
San Diego, CA	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing and Service	15,600		Leased
San Jose, CA	Office and plant	Research, Engineering and Manufacturing	17,060		Leased
San Jose, CA(1)	Office, plant and warehouse	Corporate Headquarters, Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	603,313		Owned
Fremont, CA	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing and Service	15,755		Leased
Sunnyvale, CA	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing and Service	20,000		Leased
Beaverton, OR	Office	Sales and Service	13,075		Leased
Austin, TX	Office	Sales, Service and Research	28,415		Leased
Richardson, TX	Office	Sales and Service	14,989		Leased
Boise, ID	Office	Sales and Service	5,965		Leased
Albuquerque, NM	Office	Sales and Service	5,210		Leased
Hopewell Junction, NY	Office	Sales and Service	8,736		Leased
Slough and Basingstoke, England	Vacant	Marketing to sub-lease	9,602		Leased
Wokingham, England (Molly Millar property sublet)	Office	Sales and Service	8,925		Leased
			(2,200	sublet)
Rousset, France	Office	Sales and Service	6,189		Leased
Grenoble, France	Office	Sales and Service	7,674		Leased
Dresden, Germany	Office	Sales and Service, Warehouse	12,909		Leased
Migdal Ha’Emek and Herzliya, Israel	Office and plant	Research, Engineering, Marketing, Manufacturing and Service and Sales Administration	64,584		Owned
Milan, Italy	Office	Sales and Service	5,705		Leased
Yokohama, Japan	Office	Sales, Service, and Warehouse	49,823		Leased
Kumamoto, Japan	Office	Sales and Service	5,038		Leased
Northtech, Singapore	Office and plant	Manufacturing and Sales and Service	40,946		Leased
Kyung Ki, South Korea	Office	Sales and Service	15,141		Leased

Location	Type	Principal use	Square Footage	Ownership
Bundang, South Korea	Office	Sales and Service	7,508	Leased
Hsinchu, Taiwan	Office	Sales and Service	95,601	Leased
Tainan, Taiwan	Office	Sales and Service	7,294	Leased
Taipei, Taiwan	Office	Sales and Service	6,914	Leased
Shanghai, China	Office and R&D	Sales, Service, Engineering and Warehouse	58,886	Leased
Beijing, China	Office	Sales and Service	5,716	Leased
Chennai, India	Office	Engineering	149,121	Owned

(1)	Certain properties in San Jose, California and Livermore, California have been placed for sale in the quarter ended December 31, 2006.

We also lease office space for other, smaller sales and service offices in several locations throughout the world. Our operating leases expire at various times through June 30, 2015 with renewal options at the fair market value for additional periods up to five years. Additional information regarding these leases is incorporated by reference from Note 12 to Consolidated Financial Statements found under Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

Special Committee Investigation of Historical Stock Option Practices

On May 22, 2006, the Wall Street Journal published an article about stock option backdating that questioned the stock option practices at several companies, including KLA-Tencor. On May 23, 2006, we received a subpoena from the United States Attorney’s Office for the Northern District of California (“USAO”) and a letter of inquiry from the United States Securities and Exchange Commission (“SEC”) regarding our stock option practices. Later on May 23, 2006, our Board of Directors appointed a Special Committee composed solely of independent directors to conduct a comprehensive investigation of our historical stock option practices. The Special Committee promptly engaged independent legal counsel and accounting experts to assist with the investigation. The investigation included an extensive review of our historical stock option practices, accounting policies, accounting records, supporting documentation, email communications and other documentation, as well as interviews of a number of current and former directors, officers and employees. On September 27, 2006, the Special Committee reported the bulk of its findings and recommendations to our Board of Directors.

Findings and Remedial Actions

On September 28, 2006, we announced that we would have to restate our previously issued financial statements to correct our past accounting for stock options. As a result of the Special Committee investigation, we discovered that certain of our stock options, primarily those granted from July 1, 1997 to June 30, 2002, had been retroactively priced for all employees who received these grants. This means that the option exercise price was not the market price of the option shares on the actual grant date of the option, but instead was a lower market price on an earlier date. The actual grant date—when the essential actions necessary to grant the option were completed, including the final determination of the number of shares to be granted to each employee and the exercise price—is the correct measurement date to determine the market price of the option shares under the accounting rules in effect at the time. More than 95% of the total in-the-money value (market price on the actual grant date minus exercise price) of all of our retroactively priced options was attributable to those granted from July 1, 1997 to June 30, 2002.

We previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures under Statement of

Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” through our fiscal year ended June 30, 2005. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was required to be recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of our retroactively priced options had an exercise price below the market price on the actual grant date, there should have been a non-cash charge for each of these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date. That expense should have been amortized over the vesting period of the option. Starting in our fiscal year ended June 30, 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” As a result, beginning in fiscal year 2006, the additional stock-based compensation expense required to be recorded for each retroactively priced option is equal to the incremental fair value of the option on the actual grant date, amortized over the remaining vesting period of the option. We did not record these stock-based compensation expenses under APB Opinion No. 25 or SFAS No. 123(R) related to our retroactively priced options in our previously issued financial statements, and that is why we are restating them in this filing. To correct our past accounting for stock options, we recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $348 million for the periods July 1, 1994 to June 30, 2005 under APB Opinion No. 25 and (b) $22 million for the year ended June 30, 2006 under SFAS No. 123(R). We expect to amortize an additional $6 million of such pre-tax charges under SFAS No. 123(R) in future periods to properly account for past retroactively priced stock options.

By October 16, 2006, the Special Committee had substantially completed its investigation. The Special Committee concluded that (1) there was retroactive pricing of stock options granted to all employees who received options, primarily during the periods from July 1, 1997 to June 30, 2002 (less than 15% of these options were granted to executive officers), (2) the retroactively priced options were not accounted for correctly in our previously issued financial statements, (3) the retroactive pricing of options was intentional, not inadvertent or through administrative error, (4) the retroactive pricing of options involved the selection of fortuitously low exercise prices by certain former executive officers, and other former executives may have been aware of this conduct, (5) the retroactive pricing of options involved the falsification of Company records, resulting in erroneous statements being made in financial and other reports previously filed with the SEC, as well as in information previously provided to our independent registered public accounting firm, and (6) in most instances, the retroactive pricing of options violated the terms of our stock option plans. Because virtually all holders of retroactively priced options issued by the Company were not involved in or aware of the retroactive pricing, the Board of Directors decided that we should continue to honor the options that violated the terms of our stock option plans, except in certain individual cases as described below.

The Special Committee concluded that, with a few immaterial exceptions, the retroactive pricing of stock options stopped after June 30, 2002. After that time, there were procedures in place designed to provide reasonable assurance that stock options were priced on the grant date. The Special Committee also concluded that none of our independent Directors was involved in or aware of the retroactive pricing of stock options. Based on the Special Committee’s report, our Board of Directors concluded that no current members of management were involved in the retroactive pricing of stock options. During its investigation of our historical stock option practices, the Special Committee did not find evidence of any other financial reporting or accounting issues.

As a result of the Special Committee investigation, on October 16, 2006, we terminated our employment relationship and agreement with Kenneth L. Schroeder, and we announced our intent to cancel all outstanding stock options held by Mr. Schroeder that were retroactively priced or otherwise improperly granted. Those options were canceled in December 2006. Mr. Schroeder was the Company’s Chief Executive Officer and a member of its Board of Directors from mid-1999 until January 1, 2006, and was a member of the Company’s stock option committee from 1994 until December 31, 2005. From January 1, 2006 to October 16, 2006, Mr. Schroeder was employed as a Senior Advisor to the Company. On November 10, 2006, Mr. Schroeder’s counsel informed us that Mr. Schroeder contests our right to terminate his employment relationship and agreement and to cancel any of his options. We intend to vigorously defend any claims that may be made by Mr. Schroeder regarding these matters, which could involve a material amount.

Also on October 16, 2006, Stuart J. Nichols, Vice President and General Counsel, resigned. Mr. Nichols and we entered into a Separation Agreement and General Release under which Mr. Nichols’ outstanding retroactively priced stock options have been re-priced by increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge will be recognized in the financial statements for the quarter ended December 31, 2006.

On October 16, 2006, Kenneth Levy, Founder and Chairman of the Board of Directors of the Company, retired as a director and employee, and was named Chairman Emeritus by our Board of Directors. Mr. Levy and we entered into a Separation Agreement and General Release under which Mr. Levy’s outstanding retroactively priced stock options have been re-priced by increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge will be recognized in the financial statements for the quarter ended December 31, 2006. Mr. Levy was the Company’s Chief Executive Officer from 1975 until mid-1999 (with the exception of mid-1997 to mid-1998), was a member of the Company’s Board of Directors from 1975 until his retirement, was Chairman of the Board of Directors from 1999 until his retirement, and was a member of the Company’s stock option committee from 1994 until use of that committee was suspended in the fall of 2006.

On December 21, 2006, Jon D. Tompkins resigned as a director of the Company, and we agreed to modify the outstanding options held by Mr. Tompkins (all of which were fully vested) to extend the post-termination exercisability period to December 31, 2007, which is the last day of the calendar year in which those options would have terminated in the absence of such extension. Mr. Tompkins, the Chief Executive Officer of Tencor Instruments before its merger into the Company in mid-1997, was the Company’s Chief Executive Officer from mid-1997 to mid-1998, was a member of the Company’s stock option committee from mid-1997 until mid-1999, and was a member of the Company’s Board of Directors from mid-1997 until his resignation.

Although the Board of Directors concluded that John H. Kispert, our President and Chief Operating Officer, was not involved in and was not aware of the improper stock option practices, based on the Special Committee’s recommendation, his outstanding retroactively priced options have been re-priced because he served as Chief Financial Officer during part of the period in question. This re-pricing involved increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge will be recognized in the financial statements for the quarter ended December 31, 2006.

After the Special Committee substantially completed its investigation, a number of follow-up activities continued, especially in connection with the preparation of this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. The Special Committee also continues to assist the Company in connection with the government inquiries described below. Additional follow-up activities may be required.

Government Inquiries Relating to Historical Stock Option Practices

On May 23, 2006, we received a subpoena from the USAO requesting information relating to our past stock option grants and related accounting matters. Also on May 23, 2006, we received a letter from the SEC making an informal inquiry and request for information on the same subject matters. We are cooperating fully with the USAO and SEC inquiries and intend to continue to do so. These inquiries likely will require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may adversely affect our results of operations and cash flow.

We have also responded to inquiries from the U.S. Department of Labor, which is conducting an examination of our 401(k) Savings Plan. We are cooperating fully with this examination and intend to continue to do so.

We cannot predict how long it will take to or how much more time and resources we will have to expend to resolve these government inquiries, nor can we predict the outcome of these inquiries. Also, there can be no assurance that other inquiries, investigations or actions will not be started by other United States federal or state regulatory agencies or by foreign governmental agencies.

Late SEC Filings and Nasdaq Delisting Proceedings

Due to the Special Committee investigation and the resulting restatements, we did not file on time this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. As a result, we received two Nasdaq Staff Determination letters, dated September 14, 2006 and November 14, 2006, respectively, stating that we were not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that our stock was subject to delisting from the Nasdaq Global Select Market. We appealed this determination and requested a hearing before a Nasdaq Listing Qualifications Panel. On October 26, 2006, we attended a hearing, at which we sought appropriate exceptions to the filing requirements from the Panel pending completion and filing of our delinquent reports. On January 3, 2007, the Panel granted our request for continued listing of our stock on the Nasdaq Global Select Market, subject to the condition that we file this Report and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on or before January 31, 2007.

With the filing of this Report and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, we believe we have returned to full compliance with SEC reporting requirements and Nasdaq listing requirements, and, therefore, that the Nasdaq delisting matter is now closed. However, we cannot predict whether the SEC will review these Reports and, if so, whether the SEC will have comments on these Reports (or other reports that we previously filed) that may require us to file amended reports with the SEC. In addition, we cannot predict whether the Nasdaq Listing Qualifications Panel will concur that we are in compliance with all relevant listing requirements. If either of those events occurs, we might be unable to remain in compliance with SEC reporting requirements and Nasdaq listing requirements, and, therefore, we might be unable to maintain an effective listing of our common stock on the Nasdaq Global Select Market or any other national securities exchange.

Shareholder Derivative Litigation Relating to Historical Stock Option Practices

Beginning on May 22, 2006, several persons and entities identifying themselves as shareholders of KLA-Tencor filed derivative actions purporting to assert claims on behalf of and in the name of the Company against various of our current and former directors and officers relating to our accounting for stock options issued from 1994 to the present. The complaints in these actions allege that the individual defendants breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with our historical stock option granting process, our accounting for past stock options, and historical sales of stock by the individual defendants. Three substantially similar actions are pending, one in the U.S. District Court for the Northern District of California (which consists of three separate lawsuits consolidated in one action); one in the California Superior Court for Santa Clara County; and one in the Delaware Chancery Court.

The plaintiffs in the derivative actions have asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and abetting such breach, negligence, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, breach of contract, constructive fraud, rescission, and violations of California Corporations Code section 25402, as well as a claim for an accounting of all stock option grants made to the named defendants. KLA-Tencor is named as a nominal defendant in these actions. On behalf of KLA-Tencor, the plaintiffs seek unspecified monetary and other relief against the named defendants. The plaintiffs are James Ziolkowski, Mark Ziering, Alaska Electrical Pension Fund, Jeffrey Rabin, and Benjamin Langford. The individual named defendants are current directors and officers; Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Jeffrey L. Hall, Stephen P. Kaufman, John H. Kispert, Lida Urbanek and Richard P. Wallace; and former directors and officers; Robert J. Boehlke, Leo Chamberlain, Gary E. Dickerson, Richard J. Elkus, Jr., Dennis J. Fortino, Kenneth Levy, Michael E. Marks, Stuart J. Nichols, Arthur P. Schnitzer, Kenneth L. Schroeder and Jon D. Tompkins. Current director David C. Wang and former director Dean O. Morton were originally named as defendants in one of the derivative actions filed in the U.S. District Court for the Northern District of California, but were dropped as named defendants as of December 22, 2006 upon the filing of a consolidated complaint in that action.

The derivative actions are at an early stage. Discovery has not commenced, and the defendants are not yet required to respond to the complaints. Our Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to conduct an independent investigation of the claims asserted in the derivative actions and to determine the Company’s position with respect to those claims. The SLC’s investigation is in progress. We cannot predict whether these actions are likely to result in any material recovery by or expense to KLA-Tencor.

Shareholder Class Action Litigation Relating to Historical Stock Option Practices

KLA-Tencor and various of our current and former directors and officers were named as defendants in a putative securities class action filed on June 29, 2006 in the U.S. District Court for the Northern District of California. Two similar actions were filed later in the same court, and all three cases have been consolidated into one action. The complaints allege claims under the Securities Exchange Act of 1934 as a result of our past stock option grants and related accounting and reporting, and seek unspecified monetary damages and other relief. The plaintiffs seek to represent a class consisting of purchasers of KLA-Tencor stock between February 13, 2001 and May 22, 2006 who allegedly suffered losses as a result of material misrepresentations in KLA-Tencor’s SEC filings during that period. The lead plaintiffs, who seek to represent the class, are the Police and Fire Retirement System of the City of Detroit, the Louisiana Municipal Police Employees’ Retirement System, and the City of Philadelphia Board of Pensions and Retirement. The defendants are KLA-Tencor, Edward W. Barnholt, H. Raymond Bingham, Robert J. Boehlke, Robert T. Bond, Gary E. Dickerson, Richard J. Elkus, Jr., Jeffrey L. Hall, Stephen P. Kaufman, John H. Kispert, Kenneth Levy, Michael E. Marks, Kenneth L. Schroeder, Jon D. Tompkins, Lida Urbanek and Richard P. Wallace.

This litigation is at an early stage. Discovery has not commenced, the court has not yet determined whether the plaintiffs may sue on behalf of any class of purchasers, and the defendants are not yet required to respond to the complaints. The Company intends to vigorously defend this litigation.

As part of a derivative lawsuit filed in the Delaware Chancery Court on July 21, 2006 (described above), a plaintiff claiming to be a KLA-Tencor shareholder also asserted a separate putative class action claim against KLA-Tencor and certain of our current and former directors and officers alleging that shareholders incurred damage due to purported dilution of KLA-Tencor common stock resulting from historical stock option granting practices. The Company intends to vigorously defend this litigation.

We cannot predict the outcome of the shareholder class action cases (described above), and we cannot estimate the likelihood or potential dollar amount of any adverse results. However, an unfavorable outcome in this litigation could have a material adverse impact upon our financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

Indemnification Obligations

Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and related government inquiries and litigation. These obligations arise under the terms of our certificate of incorporation, our bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that we are required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. We are currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of our current and former directors, officers and employees. Although the maximum potential amount of future payments KLA-Tencor could be required to make under these agreements is theoretically unlimited, the Company believes the fair value of this liability is adequately covered within the reserves it has established for currently pending legal proceedings.

Other Legal Matters

We are named from time to time as a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol “KLAC.”

Due to the Special Committee investigation of our historical stock option practices (see Item 3—Legal Proceedings) and the resulting restatements (see Note 2, “Restatements of Consolidated Financial Statements and Special Committee and Company Findings,” to Consolidated Financial Statements), we did not file our periodic reports with the SEC on time and therefore the Company’s stock was subject to delisting from the Nasdaq Global Select Market. With the filing of this Report and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, we believe we have returned to full compliance with SEC reporting requirements and Nasdaq listing requirements and, therefore, that the Nasdaq delisting matter is now closed. (See Item 1A—Risk Factors)

The prices per share reflected in the following table represent the high and low closing prices for our common stock on the Nasdaq Global Select Market for the periods indicated.

	Fiscal year 2006		Fiscal year 2005
	High	Low	High	Low
First Quarter ended September 30, 2005	$51.70	$43.60	$47.16	$35.69
Second Quarter ended December 31, 2005	54.09	45.52	48.99	40.23
Third Quarter ended March 31, 2006	54.18	48.20	50.81	42.25
Fourth Quarter ended June 30, 2006	50.39	39.07	46.87	38.86

In the first quarter of fiscal year 2007 ended September 30, 2006, the high and low closing prices of our common stock on the Nasdaq Global Select Market were $46.29 and $39.05. In addition, in the second quarter of fiscal year 2007 ended December 31, 2006, the high and low closing prices of our common stock on the Nasdaq Global Select Market were $52.43 and $43.85.

As of December 31, 2006, there were 792 holders of record of our common stock.

During the fourth quarter of fiscal year 2006, the Company’s Board of Directors authorized a quarterly cash dividend of $0.12 per share. The total amount of dividends paid during the year ended June 30, 2006 was $95.3 million. During the first quarter of fiscal year 2007, the Company’s Board of Directors authorized a quarterly cash dividend of $0.12 per share, which was declared on August 3, 2006 and paid on September 1, 2006 to our stockholders of record on August 15, 2006. During the second quarter of fiscal year 2007, the Company’s Board of Directors authorized a quarterly cash dividend of $0.12 per share, which was declared on November 6, 2006 and was paid on December 1, 2006 to our stockholders of record on November 15, 2006. Additional information concerning dividends may be found in the following sections of this Form 10-K: “Selected Financial Data” in Part II, Item 6 and “Consolidated Statements of Cash Flows” and “Consolidated Statements of Stockholders’ Equity” in Part II, Item 8.

Equity Compensation Plans

Following is a summary of stock repurchases for each quarter of the fiscal year ended June 30, 2006:(1)

Period	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
First Quarter ended September 30, 2005	738,500	$48.05	7,611,500
Second Quarter ended December 31, 2005	997,000	$49.02	6,614,500
Third Quarter ended March 31, 2006	1,148,000	$51.19	5,466,500
Fourth Quarter ended June 30, 2006	1,640,000	$47.73	3,826,500

Total	4,523,500	$48.95

(1)	In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase up to 17.8 million shares of its common stock in the open market. This program was put into place in order to reduce the dilution that results from KLA-Tencor’s issuance of its shares pursuant to its employee benefit and incentive plans such as the stock option and employee stock purchase plans. From the inception of the repurchase program in 1997 through June 30, 2006 the Board of Directors has authorized KLA-Tencor to repurchase a total of 27.8 million shares. All such repurchased shares remain as treasury shares and are retired.
(2)	All shares were purchased pursuant to the program publicly announced in July 1997 and as extended by the Board of Directors most recently in February 2005 by an additional 10.0 million shares.
(3)	The stock repurchase program has no expiration date. Our systematic buyback program was suspended in May 2006. We intend to recommence purchases under the stock repurchase program when we have returned to full compliance with the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables include selected consolidated summary financial data for each of our last five fiscal years. As discussed in Note 2, “Restatements of Consolidated Financial Statements and Special Committee and Company Findings,” to Consolidated Financial Statements, our selected consolidated financial data as of and for our fiscal years ended June 30, 2005, 2004, 2003 and 2002 have been restated to correct our past accounting for stock options and certain other adjustments. This data should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

Years ended June 30,	2006	2005	2004	2003	2002
(in millions, except per share data)		As previously reported	As previously reported	As previously reported	As previously reported
Consolidated Statements of Operations:
Revenues	$2,071	$2,085	$1,497	$1,323	$1,637
Income from operations	310	583	297	139	245
Net income	380	467	244	137	216
Dividends paid per share	0.48	0.12	—	—	—
Earnings per share:
Basic	1.92	2.38	1.25	0.72	1.15
Diluted	1.86	2.32	1.21	0.70	1.10

Consolidated Balance Sheets:
Cash, cash equivalents and marketable securities	$2,326	$2,195	$1,876	$1,488	$1,334
Working capital	2,541	2,271	1,280	1,155	932
Total assets	4,576	3,986	3,539	2,867	2,718
Stockholders’ equity	3,568	3,045	2,628	2,216	2,030

Years ended June 30,	2006	2005	2004	2003	2002
(in millions, except per share data)		Adjustments	Adjustments	Adjustments	Adjustments
Consolidated Statements of Operations:
Revenues	N/A	(3)	—	(2)	2
Income from operations	N/A	(38)	(53)	(67)	(78)
Net income	N/A	(22)	(32)	(43)	(50)
Dividends paid per share	N/A	—	—	—	—
Earnings per share:
Basic	N/A	(0.11)	(0.16)	(0.22)	(0.27)
Diluted	N/A	(0.11)	(0.16)	(0.22)	(0.25)

Consolidated Balance Sheets:
Cash, cash equivalents and marketable securities	N/A	—	—	—	—
Working capital	N/A	(6)	—	—	(6)
Total assets	N/A	55	60	57	44
Stockholders’ equity	N/A	52	52	48	31

Year ended June 30,	2006	2005	2004	2003	2002
(in millions, except per share data)		As restated	As restated	As restated	As restated
Consolidated Statements of Operations:
Revenues	$2,071	$2,082	$1,497	$1,321	$1,639
Income from operations	310	545	244	72	167
Net income	380	445	212	94	166
Dividends paid per share	0.48	0.12	—	—	—
Earnings per share:
Basic	1.92	2.27	1.09	0.50	0.88
Diluted	1.86	2.21	1.05	0.48	0.85

Consolidated Balance Sheets:
Cash, cash equivalents and marketable securities	$2,326	$2,195	$1,876	$1,488	$1,334
Working capital	2,541	2,265	1,280	1,155	926
Total assets	4,576	4,041	3,599	2,924	2,762
Stockholders’ equity	3,568	3,097	2,680	2,264	2,061

Effective in fiscal year 2006, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment.” It requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, to correct our past accounting for retroactively priced stock options, granted primarily from July 1, 1997 to June 30, 2002, we recorded an aggregate of $348 million of additional pre-tax, non-cash, stock-based compensation expense ($230 million net of tax), for the periods July 1, 1994 to June 30, 2005 under APB No. 25. Also, we recorded an aggregate of $22 million of additional pre-tax, non-cash, stock-based compensation expense ($10 million net of tax) for the year ended June 30, 2006 under SFAS No. 123(R). The net income in fiscal year 2006 includes approximately $106 million of non-cash, stock-based compensation expense, compared to $25 million in fiscal year 2005, $31 million in fiscal year 2004, $47 million in fiscal year 2003 and $52 million in fiscal year 2002.

In addition, we have made other adjustments totaling $1 million net of tax for the periods July 1, 1994 to June 30, 2005 to record unadjusted differences identified in prior years that were not material to our previously filed financial statements as well as adjustments to correct the classification of certain amounts presented as cash and cash equivalents and marketable securities related to investments in Variable Rate Demand Notes.

Diluted shares in fiscal years 2002 to 2005 increased as a result of the restatement adjustments to correct our past accounting for stock options that were retroactively priced. We use the treasury stock method to calculate the weighted-average shares used in the diluted earnings per share calculation. As part of the restatement, we revised our treasury stock calculations in accordance with SFAS No. 128, “Earnings Per Share.” These calculations assume that (i) all retroactively priced options are exercised, (ii) we repurchase shares with the proceeds of these hypothetical exercises along with the tax benefit resulting from the hypothetical exercises, and (iii) any unamortized deferred stock-based compensation is also used to repurchase shares.

Consolidated working capital as of June 30, 2005, 2004, 2003 and 2002 has been adjusted primarily as a result of the restatements to correct our past accounting for stock options. These adjustments primarily affect deferred tax assets and tax liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. (See “Special Note Regarding Forward-Looking Statements.”)

Restatements of Consolidated Financial Statements and Special Committee and Company Findings

Special Committee Investigation of Historical Stock Option Practices

On May 22, 2006, the Wall Street Journal published an article about stock option backdating that questioned the stock option practices at several companies, including KLA-Tencor. On May 23, 2006, we received a subpoena from the United States Attorney’s Office for the Northern District of California (“USAO”) and a letter of inquiry from the United States Securities and Exchange Commission (“SEC”) regarding our stock option practices. Later on May 23, 2006, our Board of Directors appointed a Special Committee composed solely of independent directors to conduct a comprehensive investigation of our historical stock option practices. The Special Committee promptly engaged independent legal counsel and accounting experts to assist with the investigation. The investigation included an extensive review of our historical stock option practices, accounting policies, accounting records, supporting documentation, email communications and other documentation, as well as interviews of a number of current and former directors, officers and employees. On September 27, 2006, the Special Committee reported the bulk of its findings and recommendations to our Board of Directors.

Findings and Remedial Actions

On September 28, 2006, we announced that we would have to restate our previously issued financial statements to correct our past accounting for stock options. As a result of the Special Committee investigation, we discovered that certain of our stock options, primarily those granted from July 1, 1997 to June 30, 2002, had been retroactively priced for all employees who received these grants. This means that the option exercise price was not the market price of the option shares on the actual grant date of the option, but instead was a lower market price on an earlier date. The actual grant date—when the essential actions necessary to grant the option were completed, including the final determination of the number of shares to be granted to each employee and the exercise price—is the correct measurement date to determine the market price of the option shares under the accounting rules in effect at the time. More than 95% of the total in-the-money value (market price on the actual grant date minus exercise price) of all of our retroactively priced options was attributable to those granted from July 1, 1997 to June 30, 2002.

We previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” through our fiscal year ended June 30, 2005. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was required to be recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of our retroactively priced options had an exercise price below the market price on the actual grant date, there should have been a non-cash charge for each of these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date. That expense should have been amortized over the vesting period of the option. Starting in our fiscal year ended June 30, 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” As a result, beginning in fiscal year 2006, the additional stock-based compensation expense required to be recorded for each retroactively priced option is equal to the incremental fair value of the option on the actual grant date, amortized over the remaining vesting period of the option. We did not record these stock-based compensation expenses under APB Opinion No. 25 or SFAS No. 123(R) related to our retroactively priced options in our previously issued financial statements, and that is why we are restating them in this filing. To correct our past accounting for stock options, we recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $348 million for the periods July 1, 1994 to June 30, 2005 under APB Opinion No. 25 and (b) $22 million for the year ended June 30, 2006 under SFAS No. 123(R). We expect to amortize an additional $6 million of such pre-tax charges under SFAS No. 123(R) in future periods to properly account for past retroactively priced stock options.

By October 16, 2006, the Special Committee had substantially completed its investigation. The Special Committee concluded that (1) there was retroactive pricing of stock options granted to all employees who received options, primarily during the periods from July 1, 1997 to June 30, 2002 (less than 15% of these options were granted to executive officers), (2) the retroactively priced options were not accounted for correctly in our previously issued financial statements, (3) the retroactive pricing of options was intentional, not inadvertent or through administrative error, (4) the retroactive pricing of options involved the selection of fortuitously low exercise prices by certain former executive officers, and other former executives may have been aware of this conduct, (5) the retroactive pricing of options involved the falsification of Company records, resulting in erroneous statements being made in financial and other reports previously filed with the SEC, as well as in information previously provided to our independent registered public accounting firm, and (6) in most instances, the retroactive pricing of options violated the terms of our stock option plans. Because virtually all holders of retroactively priced options issued by the Company were not involved in or aware of the retroactive pricing, the Board of Directors decided that we should continue to honor the options that violated the terms of our stock option plans, except in certain individual cases as described below.

The Special Committee concluded that, with a few immaterial exceptions, the retroactive pricing of stock options stopped after June 30, 2002. After that time, there were procedures in place designed to provide reasonable assurance that stock options were priced on the grant date. The Special Committee also concluded that none of our independent Directors was involved in or aware of the retroactive pricing of stock options. Based on the Special Committee’s report, our Board of Directors concluded that no current members of management were involved in the retroactive pricing of stock options. During its investigation of our historical stock option practices, the Special Committee did not find evidence of any other financial reporting or accounting issues.

As a result of the Special Committee investigation, on October 16, 2006, we terminated our employment relationship and agreement with Kenneth L. Schroeder, and we announced our intent to cancel all outstanding stock options held by Mr. Schroeder that were retroactively priced or otherwise improperly granted. Those options were canceled in December 2006. Mr. Schroeder was the Company’s Chief Executive Officer and a member of its Board of Directors from mid-1999 until January 1, 2006, and was a member of the Company’s stock option committee from 1994 until December 31, 2005. From January 1, 2006 to October 16, 2006, Mr. Schroeder was employed as a Senior Advisor to the Company. On November 10, 2006, Mr. Schroeder’s counsel informed us that Mr. Schroeder contests our right to terminate his employment relationship and agreement and to cancel any of his options. We intend to vigorously defend any claims that may be made by Mr. Schroeder regarding these matters, which could involve a material amount.

Also on October 16, 2006, Stuart J. Nichols, Vice President and General Counsel, resigned. Mr. Nichols and we entered into a Separation Agreement and General Release under which Mr. Nichols’ outstanding retroactively priced stock options have been re-priced by increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge will be recognized in the financial statements for the quarter ended December 31, 2006.

On October 16, 2006, Kenneth Levy, Founder and Chairman of the Board of Directors of the Company, retired as a director and employee, and was named Chairman Emeritus by our Board of Directors. Mr. Levy and we entered into a Separation Agreement and General Release under which Mr. Levy’s outstanding retroactively priced stock options have been re-priced by increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge will be recognized in the financial statements for the quarter ended December 31, 2006. Mr. Levy was the Company’s Chief Executive Officer from 1975 until mid-1999 (with the exception of mid-1997 to mid-1998), was a member of the Company’s Board of Directors from 1975 until his retirement, was Chairman of the Board of Directors from 1999 until his retirement, and was a member of the Company’s stock option committee from 1994 until use of that committee was suspended in the fall of 2006.

On December 21, 2006, Jon D. Tompkins resigned as a director of the Company, and we agreed to modify the outstanding options held by Mr. Tompkins (all of which were fully vested) to extend the post-termination exercisability period to December 31, 2007, which is the last day of the calendar year in which those options would have terminated in the absence of such extension. Mr. Tompkins, the Chief Executive Officer of Tencor Instruments before its merger into the Company in mid-1997, was the Company’s Chief Executive Officer from mid-1997 to mid-1998, was a member of the Company’s stock option committee from mid-1997 until mid-1999, and was a member of the Company’s Board of Directors from mid-1997 until his resignation.

Although the Board of Directors concluded that John H. Kispert, our President and Chief Operating Officer, was not involved in and was not aware of the improper stock option practices, based on the Special Committee’s recommendation, his outstanding retroactively priced options have been re-priced because he served as Chief Financial Officer during part of the period in question. This re-pricing involved increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge will be recognized in the financial statements for the quarter ended December 31, 2006.

Restatement and Impact on Financial Statements

In addition to restating the consolidated financial statements in response to the Special Committee’s findings, we are recording additional non-cash adjustments that were previously considered to be immaterial relating primarily to the accounting for the employee stock purchase plan, corrections for the recognition of deferred tax assets, the release of tax reserves, the timing of revenue recognition, gains and losses on hedging contracts and the calculation of minority interest. We have also corrected the classification of certain amounts presented as cash and cash equivalents and marketable securities relating to investments in Variable Rate Demand Notes. For the fiscal years ended June 30, 2004 and prior, we previously recorded no stock-based compensation expense; therefore, the additional stock-based compensation expense noted below represents the total stock-based compensation expense for these periods. For the year ended June 30, 2005, we recorded $2.9 million of stock-based compensation with a related tax benefit of $1.1 million in our previously reported financial statements. For fiscal 2005, total stock-based compensation was $37.0 million with a related tax benefit of $12.1 million. The income statement impact of the restatement is as follows (in thousands):

Years ended June 30,	Total effect at June 30, 2005	2005	2004	Cumulative effect at July 1, 2003	2003	2002
Net income, as previously reported		$466,695	$243,701		$137,191	$216,166
Additional compensation expense resulting from improper measurement dates for stock option grants	$(347,817)	(34,086)	(53,208)	$(260,523)	(70,032)	(76,582)
Tax related effects	117,776	12,149	22,320	83,307	22,866	25,009

Additional compensation expense resulting from improper measurement dates for stock option grants, net of tax	(230,041)	(21,937)	(30,888)	(177,216)	(47,166)	(51,573)
Other adjustments, net of tax	(991)	291	(337)	(945)	3,970	1,091

Total decrease to net income	$(231,032)	(21,646)	(31,225)	$(178,161)	(43,196)	(50,482)

Net income, as restated		$445,049	$212,476		$93,995	$165,684

Years ended June 30,	2001	2000	1999	1998	1997	1996	1995
Additional compensation expense resulting from improper measurement dates for stock option grants	$(59,261)	$(23,296)	$(17,630)	$(5,219)	$(2,852)	$(2,747)	$(2,904)
Tax related effects	17,262	7,198	6,054	1,861	1,036	983	1,038

Additional compensation expense resulting from improper measurement dates for stock option grants, net of tax	$(41,999)	$(16,098)	$(11,576)	$(3,358)	$(1,816)	$(1,764)	$(1,866)

We adopted SFAS No. 123(R) effective July 1, 2005. The grant date fair values of stock options granted prior to fiscal year 2006 were changed as a result of the findings that certain stock option grants were retroactively priced. This change resulted in additional stock-based compensation expense of $22 million and a related tax benefit of $12 million being recognized in fiscal year 2006 under SFAS No. 123(R).

Government Inquiries Relating to Historical Stock Option Practices

We are cooperating fully with the USAO and SEC inquiries and intend to continue to do so. These inquiries likely will require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may adversely affect our results of operations and cash flow. We cannot predict how long it will take or how much more time and resources we will have to expend to resolve these government inquiries, nor can we predict the outcome of these inquiries.

Late SEC Filings and Nasdaq Delisting Proceedings

Due to the Special Committee investigation and the resulting restatements, we did not file on time this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. As a result, we received two Nasdaq Staff Determination letters, dated September 14, 2006 and November 14, 2006, respectively, stating that we were not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that our stock was subject to delisting from the Nasdaq Global Select Market. We appealed this determination, attended a hearing, and obtained approval of our request for continued listing of our stock on the Nasdaq Global Select Market, subject to the condition that we file this Report and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on or before January 31, 2007.

With the filing of this Report and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, we believe we have returned to full compliance with SEC reporting requirements and Nasdaq listing requirements, and, therefore, that the Nasdaq delisting matter is now closed. However, SEC comments on these Reports (or other reports that we previously filed) or other factors could render us unable to maintain an effective listing of our common stock on the Nasdaq Global Select Market or any other national securities exchange.

Shareholder Litigation Relating to Historical Stock Option Practices

Several derivative actions have been filed purporting to assert claims on behalf of and in the name of the Company against various of our current and former directors and officers relating to our accounting for stock options issued from 1994 to the present. The complaints in these actions allege that the individual defendants breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with our historical stock option granting process, our accounting for past stock options, and historical sales of stock by the individual defendants. On behalf of KLA-Tencor, the plaintiffs seek unspecified monetary and other relief against the named defendants. The derivative actions are at an early stage. Our Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to conduct an independent investigation of the claims asserted in the derivative actions and to determine the Company’s position with respect to those claims. The SLC’s investigation is in progress. We cannot predict whether these actions are likely to result in any material recovery by or expense to KLA-Tencor.

KLA-Tencor and various of our current and former directors and officers were named as defendants in several putative securities class action lawsuits that have been consolidated into one action. The complaints allege claims under the Securities Exchange Act of 1934 as a result of our past stock option grants and related accounting and reporting, and seek unspecified monetary damages and other relief. The plaintiffs seek to represent a class consisting of purchasers of KLA-Tencor stock between February 13, 2001 and May 22, 2006 who allegedly suffered losses as a result of material misrepresentations in KLA-Tencor’s SEC filings during that period. This litigation is at an early stage. One of the derivative actions noted above also includes a putative class action claim on behalf of KLA-Tencor shareholders against the Company and certain of our current and former directors and officers alleging that shareholders incurred damage due to purported dilution of KLA-Tencor common stock resulting from historical stock option granting practices. The Company intends to vigorously defend these litigations.

We cannot predict the outcome of the shareholder class action cases described above and we cannot estimate the likelihood or potential dollar amount of any adverse results. However, an unfavorable outcome in this litigation could have a material adverse impact upon the financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

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

Allowance for Doubtful Accounts. A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers’ financial condition. An allowance for doubtful accounts is maintained for potential credit losses based upon our assessment of the expected collectibility of all accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. We take into consideration (1) any circumstances of which we are aware of a customer’s inability to meet its financial obligations; and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, and the financial condition of our customers are adversely affected and unable to meet their financial obligations to us, we may need to take additional allowances, which would result in a reduction of our net income.

Inventories. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Demonstration units are stated at their manufacturing cost and reserves are recorded to state the demonstration units at their net realizable value. We review the adequacy of its inventory reserves on a quarterly basis. We review and set standard costs semi-annually at current manufacturing costs in order to approximate actual costs. Our manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are recognized as current period charges. We write down inventory based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values.

Warranty. We provide standard warranty coverage on our systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, we calculate the average service hours and parts expense per system and apply the labor and overhead rates to determine the estimated warranty charge. We update these estimated charges on a quarterly basis. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty reserves accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited or no historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. Non-standard warranty generally includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is deferred as unearned revenue and is recognized ratably as revenue when the applicable warranty term period commences. See Note 12 to Consolidated Financial Statements “Commitments and Contingencies” for a detailed description.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the sale price is fixed or determinable, delivery has occurred or services have been rendered, and collectibility is reasonably assured. System revenue includes hardware and software that is incidental to the product. We generally recognize system revenue upon confirmation by the customer that the system has been installed and is operating according to pre-determined specifications. In certain cases, our policy does not require written acceptance from the customer and we recognize system revenue upon shipment. Total revenue recognized without a written acceptance from the customer was approximately 4.4%, 6.6%, and 4.9% of total revenue for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The fluctuation of revenue exceptions is primarily driven by the shipment patterns of tools that have already met the required acceptance criteria. (See Note 1 to Consolidated Financial Statements under “Revenue Recognition” for detailed description of exceptions.) Shipping charges billed to customers are included in system revenue and the related shipping costs are included in costs of revenues.

Revenue from software license fees is typically recognized upon shipment if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Such undelivered elements in these arrangements typically consist of services and/or unspecified software upgrades. If vendor-specific objective evidence does not exist for the undelivered elements of the arrangement, all revenue is deferred until such evidence does exist, or until all elements are delivered, whichever is earlier. In instances where an arrangement to deliver software requires significant modification or customization, license fees are recognized under the percentage of completion method of contract accounting. We periodically review the software element of our systems in accordance with AICPA Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue No. 03-05, “Applicability of SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

Trade-in rights are occasionally granted to customers to trade in tools in connection with subsequent purchases. We estimate the value of the trade-in right and reduce the revenue of the initial sale.

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

The deferred system profit balance at June 30, 2006 was $226 million. This amount equals the amount of deferred system revenue that was invoiced and due on shipment less applicable product and warranty costs. The deferred profit balance increased from $212 million at June 30, 2005 primarily because shipments were higher than customer acceptance for which revenue was recognized during fiscal year 2006.

We also defer the fair value of non-standard warranty bundled with equipment sales as unearned revenue. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is recognized ratably as revenue when the applicable warranty term period commences. The unearned revenue balance was flat at $81 million at June 30, 2006 and 2005.

Stock-Based Compensation. Prior to July 1, 2005, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, a non-cash, stock-based compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date. The charge for the options with an exercise price below the market price on the actual grant date was equal to the number of options multiplied by the difference between the exercise price and the market price of the option shares on the actual grant date. That expense was amortized over the vesting period of the option. Beginning July 1, 2005, we have accounted for stock-based compensation using the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107. We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during fiscal year 2006, we recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method under SFAS No. 123 been applied since the effective date of SFAS No. 123 for the pre-fiscal 2006 grants and under SFAS No. 123(R) for the fiscal year 2006 grants. SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the implied volatility of the Company’s common stock. We determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a blended volatility. Prior to the adoption of SFAS No. 123(R), we used a combination of historical and implied volatility in deriving the expected volatility assumption. In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We have elected not to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). We followed paragraph 81 of SFAS No. 123(R) to calculate the initial pool of excess tax benefits and to determine the subsequent impact on the Additional Paid-In-Capital (“APIC”) pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). See Note 7 to Consolidated Financial Statements “Stock-Based Compensation” for a detailed description.

Contingencies and Litigation. The Company is subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Company accrues a liability and charges operations for the estimated costs expected to be incurred over the next twelve months of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. See Note 12 to Consolidated Financial Statements “Commitments and Contingencies” for a detailed description.

Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that our future taxable income will be sufficient to recover all of our deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we could be required to record a valuation allowance against our deferred tax assets. This would result in an increase to our tax provision in the period in which we determined that the recovery was not probable.

On a quarterly basis, we provide for income taxes based upon an estimated annual effective income tax rate. The effective tax rate is highly dependent upon the geographic composition of worldwide earnings, tax regulations governing each region, availability of tax credits and the effectiveness of our tax planning strategies. We carefully monitor the changes in many factors and adjust our effective income tax rate on a timely basis. If actual results differ from these estimates, this could have a material effect on our financial condition and results of operations.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. See Note 11 to Consolidated Financial Statements “Income Taxes” for a detailed description.

Effects of Recent Accounting Pronouncements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and is the method we currently use, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality.” The provisions of SAB No. 108 are effective for the Company for fiscal years beginning July 1, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning July 1, 2008. We are evaluating the impact of the provisions of this statement on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS No. 158 are effective for the Company as of the end of the fiscal year ending June 30, 2007. We are evaluating the impact of the provisions of this statement on the Company’s consolidated financial position, results of operations and cash flows.

In June 2006, the FASB published FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for the Company in fiscal years beginning July 1, 2007. We are evaluating the impact of the provisions of this Interpretation on the Company’s consolidated financial position, results of operations and cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement is effective for the Company for all financial instruments acquired or issued after July 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for the Company for accounting changes made in fiscal years beginning July 1, 2006; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the FASB published FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this Interpretation did not have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for the Company for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 153 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No.151 are effective for the Company for fiscal years beginning July 1, 2005. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial position, results of operations or cash flows.

EXECUTIVE SUMMARY

KLA-Tencor Corporation is the world’s leading supplier of process control and yield management solutions for the semiconductor and related microelectronics industries. Our portfolio of products, software, analysis, services and expertise is designed to help integrated circuit manufacturers manage yield throughout the entire wafer fabrication process—from research and development to final mass production yield analysis.

Revenues, income from operations, net income, cash flow from operations, and diluted earnings per share are some of the key indicators we use to monitor our financial condition and operating performance. The following table sets forth some of the key quarterly unaudited financial information which we use to manage our business. See Exhibit 99.1 for further detail of the impact of the restatements on these quarterly results.

(In millions, except per share data)	First Quarter Ended September 30, 2005	Second Quarter Ended December 31, 2005	Third Quarter Ended March 31, 2006	Fourth Quarter Ended June 30, 2006
	As restated	As restated	As restated
Revenues	$484	$488	$520	$579
Total costs and operating expenses	409	413	435	504
Income from operations	75	75	85	75
Net income	75	76	97	132
Net income per share:
Basic	$0.38	$0.39	$0.48	$0.66
Diluted	$0.37	$0.38	$0.47	$0.65

(In millions, except per share data)	First Quarter Ended September 30, 2004	Second Quarter Ended December 31, 2004	Third Quarter Ended March 31, 2005	Fourth Quarter Ended June 30, 2005
	As restated	As restated	As restated	As restated
Revenues	$519	$533	$540	$490
Total costs and operating expenses	372	385	396	384
Income from operations	147	148	144	106
Net income	110	122	117	96
Net income per share:
Basic	$0.56	$0.62	$0.59	$0.49
Diluted	$0.55	$0.61	$0.58	$0.48

Industry Trends

Industry analysts have predicted that semiconductor revenues and semiconductor equipment revenues will each grow in the ranges of -5% to +10% in calendar year 2007. Over the longer term, we expect process control to continue to represent a higher percentage of our customers’ capital spending. We believe this percentage increase in process control spending will be driven by the demand for more precise diagnostics capabilities to address multiple new defects as a result of further shrinking of device feature sizes, the transition to new materials, new devices and circuit architecture, new lithography challenges and fab process innovation. We anticipate these factors will drive increased demand for our products and services. The key drivers for growth in the semiconductor equipment industry in calendar year 2007 are the transition to 300 millimeter fabs, the increased demand for consumer electronics and the strength of the NAND flash market.

Revenues and Gross Margin

	Fiscal Year Ended June 30,
(in millions)	2006	2005	2004
		As restated	As restated
Revenues:
Product	$1,713	$1,768	$1,200
Service	358	314	297

Total revenues	$2,071	$2,082	$1,497

Costs of revenues	$942	$871	$684
Stock-based compensation expense included in costs of revenues	$30	$9	$11

Gross margin percentage	55%	58%	54%

Stock-based compensation expense included in costs of revenues as a percentage of revenue	1%	0%	1%

Product revenues

For the year ended June 30, 2006

Product revenue in fiscal year 2006 decreased $55 million, or 3%, to $1.7 billion, from $1.8 billion in fiscal year 2005. Product revenue in fiscal year 2005 increased $568 million, or 47% to $1.8 billion, from $1.2 billion in fiscal year 2004. Product revenue increased in fiscal year 2005 primarily as a result of fulfilling a higher level of orders received in prior periods. Our customers’ increased capital spending in the area of process control and yield management is due to the increasing complexity of processing in their fabs as more complex chips are produced, new materials such as copper are introduced and device feature sizes are reduced.

Per our revenue recognition policy, we do not require written acceptance from the customer under certain situations. Revenue recognized under conditions where our policy does not require the need for a written acceptance by the customer was approximately 4.4%, 6.6% and 4.9% of total revenue for fiscal years 2006, 2005 and 2004, respectively.

Service revenues

Service revenue in fiscal year 2006 increased $44 million, or 14% to $358 million, from $314 million in fiscal year 2005. Service revenue in fiscal year 2005 increased $17 million, or 6% to $314 million, from $297 million in fiscal year 2004. Service revenue is generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. Service revenue continued to increase through the three year period as our installed base of equipment at our customers’ sites continued to grow. The amount of service revenue generated is generally a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems.

Revenues by region

Revenues by region for the periods indicated were as follows (in millions):

	Fiscal year ended June 30,
	2006		2005		2004
			As restated		As restated
United States	$417	20%	$494	24%	$343	23%
Europe & Israel	288	14	266	13	186	12
Japan	541	26	450	21	395	26
Taiwan	363	18	430	21	263	18
Korea	277	13	148	7	144	10
Asia Pacific	185	9	294	14	166	11

Total	$2,071	100%	$2,082	100%	$1,497	100%

International revenues were 80%, 76% and 77% of revenue during the fiscal years ended June 30, 2006, 2005 and 2004, respectively. A significant portion of our revenue continues to be generated in Asia where a substantial portion of the world’s semiconductor manufacturing capacity is located.

Gross margin

Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products. Gross margin decreased by 3 points to 55% during fiscal year 2006 from 58% during fiscal year 2005 primarily due to cessation of development work related to CDSEM and stock-based compensation expense recorded during fiscal year 2006, which contributed 1% and 1%, respectively, to the decrease in gross margin. During the fourth quarter of fiscal year 2006, we ceased development work on the next generation equipment for CDSEM and incurred charges of $27 million related to write-offs of inventory as well as for liabilities incurred related to the decision to cease future development of CDSEM. Although we have ceased future development of CDSEM, we will continue to service previously sold equipment. Gross margin improved by 4 points to 58% in fiscal year 2005 relative to 54% in fiscal year 2004 due to lower cost of building, installing and maintaining our products, combined with an increase in revenues.

Engineering, Research and Development (“R&D”)

	Fiscal year ended June 30,
(in millions)	2006	2005	2004
		As restated	As restated
R&D expenses	$394	$352	$299
Stock-based compensation expense included in R&D expenses	$50	$12	$18
R&D expenses as a percentage of total revenues	19%	17%	20%
Stock-based compensation expense included in R&D expenses as a percentage of total revenues	2%	1%	1%

R&D expenses increased $42 million or 12% to $394 million during fiscal year 2006 from $352 million during fiscal year 2005. R&D expenses increased $53 million or 18% to $352 million during fiscal year 2005 from $299 million during fiscal year 2004. The increase in R&D expenses in 2006 is primarily attributable to increased stock-based compensation expenses. In addition, the increase in R&D expenses compared to fiscal year 2004 is due to the business acquired during 2005. Note, however, that R&D expenses, as a percentage of total revenues, decreased from fiscal year 2004 to fiscal year 2005 as a result of higher total revenues during fiscal year 2005.

R&D expenses include the benefit of $11 million, $8 million and $11 million of external funding received during the fiscal years 2006, 2005 and 2004, respectively, for certain strategic development programs conducted with several of our customers and from government grants. We expect our R&D expenses to increase in absolute dollars as we accelerate our investments in critical programs focusing on new technologies and enhancements to existing products.

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

Selling, General and Administrative (“SG&A”)

	Fiscal year ended June 30,
(in millions)	2006	2005	2004
		As restated	As restated
SG&A expenses	$425	$314	$271
Stock-based compensation expense included in SG&A expenses	$86	$16	$24
SG&A expenses as a percentage of total revenues	21%	15%	18%
Stock-based compensation expense included in SG&A expenses as a percentage of total revenues	4%	1%	2%

SG&A expenses increased $111 million or 35% to $425 million during fiscal year 2006 from $314 million during the fiscal year 2005. SG&A expenses increased $43 million or 16% to $314 million during fiscal year 2005 from $271 million during fiscal year 2004.

The increase in SG&A expenses from fiscal year 2005 to fiscal year 2006 is primarily due to higher levels of stock-based compensation expense; increased compensation expense of $70 million and increased legal costs of $21 attributable to accrued expenses related to the stock option investigation. The increase in SG&A expenses from fiscal year 2004 to fiscal year 2005 is primarily due to higher compensation costs associated with an increase in customer application support, increased staffing and consolidating the results of operations of the entities acquired during fiscal year 2005.

During November 2005, we announced that effective January 1, 2006, Kenneth L. Schroeder would cease to be our Chief Executive Officer and would thereafter be employed as a Senior Advisor. The Company and Mr. Schroeder also revised his prior agreement with the Company and defined the salary, bonus payout and equity award vesting during the period of his employment as a Senior Advisor. Effective January 1, 2006, we determined that all service conditions associated with certain prior equity awards under the terms of the revised agreement with Mr. Schroeder had been satisfied; accordingly, we recorded at that time an additional non-cash, stock-based compensation charge of approximately $9.8 million relating to these equity awards. The above-mentioned charge is included as a component of Selling, General and Administrative expense during fiscal 2006. On October 16, 2006, following the Special Committee investigation of our historical stock option practices, we terminated all aspects of Mr. Schroeder’s employment relationship and agreement with the Company. As a result, vesting of Mr. Schroeder’s then outstanding stock options and restricted stock awards immediately ceased, and the 890,914 unvested option shares and 100,000 unvested restricted stock award shares held by Mr. Schroeder at the time of termination were canceled. Accordingly, in the second quarter of fiscal 2007 we will reverse approximately $20 million of the non-cash, stock-based compensation charge recorded in prior periods. In December 2006, we canceled 596,740 vested option shares held by Mr. Schroeder as of the time of termination, representing those shares that had been retroactively priced or otherwise improperly granted.

In November 2006, as part of the long-term business plan, we decided to sell certain real estate properties owned by the Company in San Jose, California and Livermore, California. We will record an asset impairment charge of approximately $56 million in the quarter ended December 31, 2006. In addition, we reduced our work-force by approximately 150 people and will accrue approximately $10 million in severance charges in the quarter ended December 31, 2006 to be paid over the next twelve months.

Interest Income and Other, Net

	Fiscal year ended June 30,
(in millions)	2006	2005	2004
		As restated	As restated
Interest income and other, net	$68	$38	$27
Percentage of total revenues	3%	2%	2%

Interest income and other, net is comprised primarily of interest income earned on the investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as income recognized upon settlement of certain foreign currency contracts. The increase in interest income and other, net, compared to the prior fiscal years is primarily due to the increase in cash levels and short-term interest rates.

Provision for Income Taxes

Our effective income tax rate was 0.4%, 24.3% and 21.4% in fiscal years 2006, 2005 and 2004, respectively. In general, our effective income tax rate differs from the statutory rate of 35% largely as a function of benefits realized from our Extraterritorial Income (“ETI”) exclusion, research and development tax credits and tax exempt interest.

In the year ended June 30, 2006, the Company reduced its total income tax reserves by $79.7 million, of which $44.8 million relates to the fourth quarter of fiscal year 2006. This was primarily due to expiring statute of limitations, several tax settlements reached with various tax authorities and reassessments of tax exposures based on the status of current audits in various jurisdictions. Included in the tax settlements, was a settlement with the Internal Revenue Service related to an examination for the years ended June 30, 2003 and 2004.

Our benefits for income taxes related to equity awards were $58.2 million, $12.1 million and $22.3 million for the fiscal years ended June 30, 2006, June 30, 2005 and June 30, 2004, respectively.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, non tax-deductible expenses incurred in connection with acquisitions, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of our tax planning strategies.

The Internal Revenue Service completed an audit of the Company’s fiscal year 2003 and 2004 corporate tax returns. Liabilities for anticipated worldwide tax audit issues have been established based on our estimate of whether, and the extent to which, additional tax payments are probable. The Company believes that adequate reserves have been provided to cover any potential additional tax assessments.

Equity Incentive Program

The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain key employees, and align stockholder and employee interests. The equity incentive program consists of two plans: one under which non-employee directors may be granted options to purchase shares of our stock, and another in which non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. For the past several years, except for the retroactively priced stock options, stock options have generally been granted at market price of our common stock on the date of grant, generally have a vesting period of five years and are exercisable for a period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as time-based or performance-based vesting. Substantially all of our employees that meet established performance goals and qualify as key employees participate in our main equity incentive plan.

On October 18, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) which provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, performance shares, performance units and deferred stock units to our employees, consultants and members of our Board of Directors. Since the adoption of the 2004 Plan, no further grants are permitted under the 1982 Stock Option Plan or 2000 Non-Statutory Stock Option Plan. The 2004 Plan permits the issuance of 12,500,000 shares of common stock, of which 6.3 million shares are available for grant as of June 30, 2006. At that date, awards for 30.4 million shares are outstanding under all plans.

Stock-Based Compensation Expense

Effective July 1, 2005, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using a Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period.

During fiscal years 2006, 2005, and 2004, we recorded stock-based compensation expense of $165 million, $37 million, and $53 million, respectively, of which, $22 million, $34 million, and $53 million was attributable to the restatements.

Compensation expense recognized for all stock options for fiscal years 2006, 2005, and 2004 was $141 million, $35 million, and $53 million, respectively. As of June 30, 2006, the unrecognized stock-based compensation after estimated forfeitures related to stock options was $223 million and is expected to be recognized over an estimated weighted-average amortization period of 3.3 years.

Compensation expense recognized in connection with the employee stock purchase plan for fiscal year 2006 was $16 million, the majority of which is included in selling, general and administration expense. As the plan was non-compensatory under APB Opinion No. 25, no compensation expense was recorded in connection with the plan in fiscal years 2005 and 2004.

Compensation expense recognized for restricted stock units for fiscal years 2006 and 2005 was $8 million and $2 million, respectively. No compensation expense was recognized in fiscal year 2004. As of June 30, 2006, the unrecognized stock-based compensation after estimated forfeitures related to restricted stock units was $26 million. That cost is expected to be recognized over an estimated weighted-average amortization period of 3.7 years.

Liquidity and Capital Resources

	As of June 30,
(in millions)	2006	2005	2004
Cash and cash equivalents	$1,129	$663	$354
Short-term marketable securities	1,197	1,532	779
Long-term marketable securities	—	—	743

Total cash, cash equivalents and marketable securities	$2,326	$2,195	$1,876

Percentage of total assets	51%	54%	52%

We have historically financed our operations through cash generated from operations. Cash provided by operating activities was $315 million, $507 million, and $350 million in fiscal years 2006, 2005 and 2004, respectively. Cash provided by operating activities in fiscal year 2006 consisted primarily of net income of $380 million increased by non-cash depreciation and amortization of $69 million, stock-based compensation of $165 million, tax benefit from equity awards of $32 million and an increase in accounts payable of $27 million, partially offset by an increase in accounts receivable of $115 million, an increase in inventories of $88 million, and an increase in net deferred income tax assets of $134 million.

Cash provided by operating activities in fiscal year 2005 consisted primarily of net income of $445 million increased by non-cash depreciation and amortization of $70 million, stock-based compensation of $37 million, decrease in accounts receivable of $37 million and decrease in other assets and liabilities of $43 million partially offset by a decrease in deferred system profit of $71 million and an increase in net deferred income tax assets of $53 million.

Cash provided by operating activities during fiscal year 2004 consisted primarily of net income of $212 million, increased by non-cash depreciation and amortization of $82 million, stock-based compensation of $53 million, tax benefit from equity awards of $40 million, an increase in deferred system profit of $107 million and an increase in accounts payable of $30 million partially offset by an increase in other assets and liabilities of $87 million, an increase in net deferred income tax assets of $29 million, an increase in accounts receivable of $149 million and an increase in inventories of $76 million.

Cash provided by investing activities was $225 million in fiscal year 2006. Cash used in investing activities was $125 million and $441 million in fiscal years 2005 and 2004, respectively. Investing activities typically consist of purchases and sales or maturities of marketable securities, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new markets or emerging technologies.

Cash used in financing activities was $85 million and $81 million in fiscal years 2006 and 2005, compared with $113 million of cash generated from financing activities in fiscal year 2004. Financing activities include dividend payments to our common stockholders and sales and repurchases of our common stock. Issuance of common stock provided $213 million, $134 million and $169 million in fiscal years 2006, 2005 and 2004, respectively. We used $221 million, $204 million and $56 million in fiscal years 2006, 2005 and 2004, respectively, to repurchase shares of our common stock under the stock repurchase program initiated in 1997. The stock repurchase program was suspended in May 2006. We anticipate resuming repurchases under the program in calendar 2007. During the third quarter of fiscal 2005, our Board of Directors also approved the initiation of a quarterly cash dividend and declared a dividend of 12 cents per share of our outstanding common stock. The total amount of dividends paid during the fiscal years 2006 and 2005 was $95 million and $24 million, respectively. Further, the dividend of 12 cents per share for the first quarter of fiscal 2007 was declared on August 3, 2006 and was paid on September 1, 2006 to our stockholders on record as of August 15, 2006. The total amount of dividends paid during the first quarter of fiscal 2007 was approximately $24 million. In addition, the dividend of 12 cents per share for the second quarter of fiscal 2007 was declared on November 6, 2006 and was paid on December 1, 2006 to our stockholders on record as of November 15, 2006. The total amount of dividends paid in the second quarter of fiscal 2007 was $24 million.

On October 11, 2006, we acquired all of the shares of ADE Corporation (“ADE”), a supplier of semiconductor process control solutions. Per the Amended Merger Agreement between the Company and ADE, we paid $482 million (which included goodwill and intangibles of $262 million and $137 million, respectively) in cash to the shareholders of ADE. The acquisition will be accounted for as a purchase.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2006 (in millions):

	Total	Payments Due by Fiscal Year
		2007	2008	2009	2010	2011	Thereafter
Operating leases	$19.7	$6.5	$4.6	$3.4	$1.9	$1.3	$2.0
Cash purchase of ADE	$482.0	$482.0

Total contractual cash obligations	$501.7	$488.5	$4.6	$3.4	$1.9	$1.3	$2.0

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. During the years ended June 30, 2006 and 2005, approximately $278 million and $306 million of receivables were sold under these arrangements, respectively.

In addition, from time to time we will discount without recourse, Letters of Credit (“LCs”) received from customers in payment of goods. During the years ended June 30, 2006 and 2005, several LCs were sold with proceeds totaling $69 million and $30 million, respectively. Discounting fees were $0.8 million and $0.2 million for the years ended June 30, 2006 and 2005, respectively.

We maintain $25 million of short-term credit facilities in various locations to fund overdraft, Custom’s guarantee for VAT, and letter of credit needs of our subsidiaries in Europe and Asia. A total of $20 million was outstanding under these facilities as of June 30, 2006.

We maintain certain purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. We estimate our purchase commitment as of June 30, 2006 to be approximately $210 million, most of which we expect to spend in fiscal year 2007. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

We provide standard warranty coverage on our systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty reserves accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited or no historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. Non-standard warranty coverage generally includes services incremental to the standard 40-hour per week coverage for twelve months. See Note 12 to Consolidated Financial Statements “Commitments and Contingencies” for a detailed description.

We are involved in several litigation cases as described in Note 12 to Consolidated Financial Statements. We cannot predict the outcome of these cases and we cannot estimate the likelihood or potential dollar amount of any adverse results.

Working capital increased to $2.5 billion as of June 30, 2006, compared to $2.3 billion at June 30, 2005. At June 30, 2006, our principal sources of liquidity consisted of $2.3 billion of cash, cash equivalents, and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

Under our foreign-currency risk management strategy, we utilize derivative instruments to protect our interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and anticipated foreign currency exposures with hedging instruments having tenors of up to twelve months. At June 30, 2006, we had cash flow hedge contracts, maturing throughout fiscal year 2007 to sell $167.5 million and purchase $15.2 million, in foreign currency, primarily in Japanese Yen. At June 30, 2006, we had other foreign currency hedge contracts maturing throughout fiscal year 2007 to sell $260.2 million and purchase $128.4 million, in foreign currency, primarily in Japanese Yen.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at June 30, 2006. Actual results may differ materially.

As of June 30, 2006, we had an investment portfolio of fixed income securities of $1.2 billion, excluding those classified as cash and cash equivalents (detail of these securities is included in Note 4 of the Notes to Consolidated Financial Statements found under Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K). These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2006, the fair value of the portfolio would decline by $7 million.

As of June 30, 2006, we had net forward contracts to sell $284 million in foreign currency in order to hedge certain currency exposures (detail of these contracts and Hedging Activities is included in Note 13 to Consolidated Financial Statements under “Derivative Instruments”). If we had entered into these contracts on June 30, 2006, the U.S. dollar equivalent would be $288 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $39 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of certain of our foreign currency exposure should have no material impact on income or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLA-TENCOR CORPORATION

Consolidated Balance Sheets

	As of June 30,
(in thousands, except per share data)	2006	2005
		As restated(1)
ASSETS

Current assets:
Cash and cash equivalents	$1,129,191	$663,163
Marketable securities	1,196,605	1,532,023
Accounts receivable, net	439,899	333,218
Inventories	449,156	359,840
Deferred income taxes	253,811	263,212
Other current assets	74,581	50,435

Total current assets	3,543,243	3,201,891

Land, property and equipment, net	395,412	385,921
Other assets	637,256	452,791

Total assets	$4,575,911	$4,040,603

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$95,192	$67,717
Deferred system profit	226,142	212,137
Unearned revenue	80,543	80,772
Other current liabilities	600,604	576,063

Total current liabilities	1,002,481	936,689

Commitments and contingencies (Note 12)

Minority interest in subsidiary	5,439	7,244

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 199,144 and 196,624 shares issued and outstanding	199	196
Capital in excess of par value	1,421,174	1,281,318
Deferred stock-based compensation	—	(53,723)
Retained earnings	2,137,710	1,852,606
Accumulated other comprehensive income	8,908	16,273

Total stockholders’ equity	3,567,991	3,096,670

Total liabilities and stockholders’ equity	$4,575,911	$4,040,603

(1)	See Note 2, “Restatements of Consolidated Financial Statements and Special Committee and Company Findings,” to Consolidated Financial Statements

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION

Consolidated Statements of Operations

	Year ended June 30,
(in thousands, except per share data)	2006	2005	2004
		As restated(1)	As restated(1)
Revenues:
Product	$1,713,237	$1,767,676	$1,200,160
Service	357,390	314,202	297,058

Total revenues	2,070,627	2,081,878	1,497,218

Costs and operating expenses:
Costs of revenues*	942,091	871,000	684,483
Engineering, research and development*	393,823	351,984	298,507
Selling, general and administrative*	424,922	313,774	270,598

Total costs and operating expenses	1,760,836	1,536,758	1,253,588

Income from operations	309,791	545,120	243,630

Interest income and other, net	68,067	37,956	26,758

Income before income taxes and minority interest	377,858	583,076	270,388

Provision for income taxes	1,507	141,405	57,912

Income before minority interest	376,351	441,671	212,476

Minority interest	4,101	3,378	—

Net income	$380,452	$445,049	$212,476

Net income per share:
Basic	$1.92	$2.27	$1.09

Diluted	$1.86	$2.21	$1.05

Weighted-average number of shares:
Basic	198,625	196,346	194,976

Diluted	204,097	201,126	202,302

* includes the following amounts related to equity awards

Costs of revenues	$29,620	$9,167	$11,450
Engineering, research and development	49,509	12,255	17,866
Selling, general and administrative	85,613	15,580	23,892

(1)	See Note 2, “Restatements of Consolidated Financial Statements and Special Committee and Company Findings,” to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION

Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at June 30, 2003, as reported	191,733	$814,968	$1,396,886	$—	$3,687	$2,215,541
Cumulative effect of restatements	—	356,439	(178,161)	(129,685)	—	48,593

Balances at June 30, 2003, as restated(1)	191,733	1,171,407	1,218,725	(129,685)	3,687	2,264,134
Components of comprehensive income:
Net income	—	—	212,476	—	—	212,476
Change in unrealized gain on investments	—	—	—	—	(9,724)	(9,724)
Currency translation adjustments	—	—	—	—	10,009	10,009
Deferred gains on cash flow hedging instruments	—	—	—	—	(1,813)	(1,813)

Total comprehensive income						210,948

Net issuance under employee stock plans	6,278	168,812	—	—	—	168,812
Repurchase and retirement of common stock	(1,175)	(55,806)	—	—	—	(55,806)
Stock-based compensation	—	(7,085)	—	59,381	—	52,296
Tax benefits of stock option transactions	—	40,005	—	—	—	40,005

Balances at June 30, 2004, as restated(1)	196,836	1,317,333	1,431,201	(70,304)	2,159	2,680,389
Components of comprehensive income:
Net income	—	—	445,049	—	—	445,049
Change in unrealized gain on investments	—	—	—	—	5,315	5,315
Currency translation adjustments	—	—	—	—	3,929	3,929
Deferred gains on cash flow hedging instruments	—	—	—	—	4,870	4,870

Total comprehensive income						459,163

Net issuance under employee stock plans	4,734	133,602	—	—	—	133,602
Repurchase and retirement of common stock	(4,946)	(203,658)	—	—	—	(203,658)
Cash dividends paid ($0.12 per share)	—	—	(23,644)	—	—	(23,644)
Stock-based compensation	—	18,525	—	16,581	—	35,106
Tax benefits of stock option transactions	—	15,134	—	—	—	15,134
Other	—	578	—	—	—	578

Balances at June 30, 2005, as restated(1)	196,624	1,281,514	1,852,606	(53,723)	16,273	3,096,670
Elimination of deferred stock-based compensation upon adoption of SFAS No. 123(R)	—	(53,723)	—	53,723	—	—
Components of comprehensive income:
Net income	—	—	380,452	—		380,452
Change in unrealized gain on investments	—	—	—	—	(5,271)	(5,271)
Currency translation adjustments	—	—	—	—	1,297	1,297
Deferred gains on cash flow hedging instruments	—	—	—	—	(3,391)	(3,391)

Total comprehensive income						373,087

Net issuance under employee stock plans	7,044	212,653	—	—	—	212,653
Repurchase and retirement of common stock	(4,524)	(221,417)	—	—	—	(221,417)
Cash dividends paid ($0.48 per share)	—	—	(95,348)	—	—	(95,348)
Stock-based compensation	—	170,474	—	—	—	170,474
Tax benefits of stock option transactions	—	31,872	—	—	—	31,872

Balances at June 30, 2006	199,144	$1,421,373	$2,137,710	$—	$8,908	$3,567,991

(1)	See Note 2, “Restatements of Consolidated Financial Statements and Special Committee and Company Findings,” to Consolidated Financial Statements

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION

Consolidated Statements of Cash Flows

	Year Ended June 30,
(in thousands)	2006	2005	2004
		As restated(1)	As restated(1)
Cash flows from operating activities:
Net income	$380,452	$445,049	$212,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,436	70,153	82,226
Non-cash, stock-based compensation	164,742	37,002	53,208
Minority interest	(4,101)	(3,378)
Net loss (gain) on sale of marketable securities and other investments	8,173	3,204	(8,889)
Deferred income taxes	(134,384)	(53,497)	(29,055)
Tax benefit from employee stock options	31,872	15,134	40,005
Excess tax benefit from stock-based compensation cost	(14,417)	—	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	(114,928)	36,645	(149,240)
Inventories	(87,676)	(18,295)	(76,135)
Other assets	(36,340)	(33,254)	(26,291)
Accounts payable	27,053	2,751	30,104
Deferred system profit	14,005	(70,813)	107,478
Other current liabilities	11,282	76,034	113,790

Net cash provided by operating activities	315,169	506,735	349,677

Cash flows from investing activities:
Acquisitions of businesses, net of cash received	(7,664)	(44,628)	—
Purchase of property, plant and equipment	(73,810)	(59,675)	(55,528)
Purchase of available-for-sale securities	(4,625,243)	(3,537,460)	(2,968,900)
Proceeds from sale of available-for-sale securities	4,735,225	3,183,368	2,381,876
Proceeds from maturity of available-for-sale securities	196,562	333,797	202,035

Net cash provided by (used in) investing activities	225,070	(124,598)	(440,517)

Cash flows from financing activities:
Issuance of common stock	212,653	133,602	168,812
Payment of dividends to stockholders	(95,348)	(23,644)	—
Excess tax benefit from stock-based compensation cost	14,417	—	—
Stock repurchases	(221,417)	(203,658)	(55,806)
Proceeds from sale of minority interest in subsidiary	4,736	12,631	—

Net cash (used in) provided by financing activities	(84,959)	(81,069)	113,006

Effect of exchange rate changes on cash and cash equivalents	10,748	8,213	6,968

Net increase in cash and cash equivalents	466,028	309,281	29,134

Cash and cash equivalents at beginning of period	663,163	353,882	324,748

Cash and cash equivalents at end of period	$1,129,191	$663,163	$353,882

Supplemental cash flow disclosures:
Income taxes paid, net	$131,436	$185,315	$11,899
Interest paid	$1,614	$1,114	$647

(1)	See Note 2, “Restatements of Consolidated Financial Statements and Special Committee and Company Findings,” to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Principles of Consolidation. KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) is a global provider of process control and yield management solutions for the semiconductor manufacturing and related microelectronics industries. Headquartered in San Jose, California, KLA-Tencor has subsidiaries both in the United States and in key markets throughout the world.

The Consolidated Financial Statements include the accounts of KLA-Tencor and its majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests. All significant intercompany balances and transactions have been eliminated.

Management Estimates. The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments. KLA-Tencor has evaluated the estimated fair value of financial instruments using available market information and valuation methodologies as provided by the custodian. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The fair value of KLA-Tencor’s cash, cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their carrying amounts due to the relatively short maturity of these items.

Cash Equivalents and Marketable Securities. All highly liquid debt instruments with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents. Marketable securities are generally classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of accumulated other comprehensive income. The fair value of marketable securities is based on quoted market prices. All realized gains and losses and unrealized losses and declines in fair value that are other than temporary are recorded in earnings in the period of occurrence. The specific identification method is used to determine the realized gains and losses on investments.

Non-Marketable Equity Securities and Other Investments. KLA-Tencor acquires certain equity investments for the promotion of business and strategic objectives, and to the extent these investments continue to have strategic value, KLA-Tencor typically does not attempt to reduce or eliminate the inherent market risks. Non-marketable equity securities and other investments are recorded at historical cost. If KLA-Tencor has the ability to exercise significant influence over the investee, but does not have control, KLA-Tencor’s proportionate share of income or losses from investments is accounted for under the equity method and any gain or loss is recorded in interest income and other, net. Non-marketable equity securities, equity-method investments, and other investments are included in “Other assets” on the balance sheet. Non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by KLA-Tencor or others. If an investee obtains additional funding at a valuation lower than KLA-Tencor’s carrying amount, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, for example if KLA-Tencor holds contractual rights that include a preference over the rights of other investors.

Inventories. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Demonstration units are stated at their manufacturing cost and reserves are recorded to state the demonstration

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

units at their net realizable value. KLA-Tencor reviews the adequacy of its inventory reserves on a quarterly basis. The Company reviews and sets standard costs semi-annually at current manufacturing costs in order to approximate actual costs. The Company’s manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are recognized as current period charges. The Company writes down inventory based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values.

Property and Equipment. Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets, which are thirty to thirty-five years for buildings, ten to fifteen years for leasehold improvements, five to seven years for furniture and fixtures, and three to five years for machinery and equipment. Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Construction in process does not depreciate until the assets are placed in service. Depreciation expense for the years ended June 30, 2006, 2005 and 2004 was $52 million, $48 million, and $46 million, respectively.

Goodwill and Intangible Assets. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is not amortized but is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. Purchased technology, patents, trademarks and other intangible assets are presented at cost, net of accumulated amortization. Intangible assets are amortized over their estimated useful lives and assessed for impairment under SFAS No. 144. The Company completed its annual evaluation of the goodwill by reporting unit during the quarter ended December 31, 2005, and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of fiscal year 2006.

Impairment of Long-Lived Assets. KLA-Tencor evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset. Such an impairment charge would be measured as the excess of the asset over its fair value.

Software Development Costs. KLA-Tencor capitalizes certain internal and external costs incurred to acquire and create internal use software in accordance with AICPA Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software is included in property and equipment when development is complete and is depreciated over three to five years when placed in service.

Concentration of Credit Risk. Financial instruments that potentially subject KLA-Tencor to significant concentrations of credit risk consist primarily of cash equivalents, short-term and non-current marketable securities, trade accounts receivable and derivative financial instruments used in hedging activities. KLA-Tencor invests in a variety of financial instruments, such as, but not limited to, certificates of deposit, corporate and municipal bonds, United States Treasury and agency securities, equity securities and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. KLA-Tencor has not experienced any material credit losses on its investments.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A majority of KLA-Tencor’s trade receivables are derived from sales to large multinational semiconductor manufacturers located throughout the world and in majority in Asia. Concentration of credit risk with respect to trade receivables is considered to be limited due to its customer base and the diversity of its geographic sales areas. KLA-Tencor performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. KLA-Tencor maintains an allowance for potential credit losses based upon expected collectibility of all accounts receivable. In addition, KLA-Tencor may utilize letters of credit or non-recourse factoring to mitigate credit risk when considered appropriate.

KLA-Tencor is exposed to credit loss in the event of nonperformance by counterparties on the foreign exchange contracts used in hedging activities and in certain factoring transactions. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations under such contracts.

Foreign Currency. The functional currencies of KLA-Tencor’s significant foreign subsidiaries are generally the local currencies. Accordingly, all assets and liabilities of the foreign operations are translated to U.S. dollars at current period end exchange rates, and revenues and expenses are translated to U.S. dollars using average exchange rates in effect during the period. The gains and losses from foreign currency translation of these subsidiaries’ financial statements are recorded directly into a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.”

KLA-Tencor’s subsidiaries in Israel and Singapore use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment that are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation gains and losses are included in the Consolidated Statements of Operations as incurred.

Derivative Financial Instruments. KLA-Tencor uses financial instruments, such as forward exchange contracts, to hedge a portion of, but not all, existing and forecasted foreign currency denominated transactions expected to occur within twelve months. The purpose of KLA-Tencor’s foreign currency program is to manage the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The effect of exchange rate changes on forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. KLA-Tencor believes these financial instruments do not subject it to speculative risk that would otherwise result from changes in currency exchange rates. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes.

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

Warranty. KLA-Tencor provides standard warranty coverage on its systems for twelve months, providing labor and parts necessary to repair the systems during the warranty period. KLA-Tencor accounts for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cost is based on historical product performance and field expenses. Utilizing actual service records, KLA-Tencor calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. KLA-Tencor updates these estimated charges every quarter. The actual product performance and/or field expense profiles may differ, and in those cases KLA-Tencor adjusts warranty accruals accordingly (see Note 12 “Commitments and Contingencies”).

Revenue Recognition. KLA-Tencor recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. KLA-Tencor derives revenue from four sources—system sales, spare part sales, service contracts and software license fees. KLA-Tencor recognizes revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. This positive affirmation is generally evidenced by an acceptance document signed by the customer. In certain limited cases, KLA-Tencor may recognize revenue without a written acceptance from the customer, as follows:

•	When system sales to independent distributors have no installation requirement, contain no acceptance agreement, and 100% payment is due upon shipment, revenue is recognized on shipment;

•	When the installation of the system is deemed perfunctory, revenue is recognized upon shipment. The portion of revenue associated with installation is deferred;

•	When the customer fab has already accepted the same tool, with the same specifications, and it can be objectively demonstrated that it meets all of the required acceptance criteria upon shipment, a portion of revenue can be recognized at the time of shipment. Revenue recognized upon shipment is exclusive of the amount allocable to the installation element. Revenue attributable to the installation element represents the fair value of installation;

•	When the system is performing in production or R&D and meets all published and contractually agreed specifications, but the customer withholds signature on our acceptance document due to warranty or other issues unrelated to product performance;

•	When the system is damaged during transit, revenue is recognized upon receipt of cash payment from the customer.

Total revenue recognized without a written acceptance from the customer was approximately 4.4%, 6.6% and 4.9% of total revenue for fiscal years 2006, 2005 and 2004, respectively. Shipping charges billed to customers are included in system revenue and the related shipping costs are included in costs of revenues.

KLA-Tencor also allows for multiple element revenue arrangements in cases where certain elements of a sales contract are not delivered and accepted at the same time. In such cases, KLA-Tencor defers the relative fair value of the undelivered element until that element is delivered to and accepted by the customer. To be considered a separate element, the product or service in question must represent a separate unit of accounting and fulfill the following criteria: (a) the delivered item(s) has value to the customer on a standalone basis; (b) there is objective and reliable evidence of the fair value of the undelivered item(s); and (c) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If the arrangement does not meet all the above criteria, the entire amount of the sales contract is deferred until all elements are accepted by the customer.

Spare parts revenue is recognized when the product has been shipped, risk of loss has passed to the customer and collection of the resulting receivable is probable.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Service and maintenance contract revenue is recognized ratably over the term of the maintenance contract. If maintenance is included in an arrangement, which includes a software license agreement, amounts related to maintenance are allocated based on vendor specific objective evidence. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is deferred as unearned revenue and is recognized ratably as revenue when the applicable warranty term period commences. Consulting and training revenue is recognized when the related services are performed, and collectibility is reasonably assured.

Revenue from software license fees is typically recognized upon shipment if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Such undelivered elements in these arrangements typically consist of services and/or unspecified software upgrades. If vendor-specific objective evidence does not exist for the undelivered elements of the arrangement, all revenue is deferred until such evidence does exist, or until all elements are delivered, whichever is earlier. In instances where an arrangement to deliver software requires significant modification or customization, license fees are recognized under the percentage of completion method of contract accounting. The Company periodically reviews the software element of its systems in accordance with SOP No. 97-2, “Software Revenue Recognition” and Emerging Issues Task Force (“EITF”) No. 03-05, “Applicability of SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

Trade-in rights are occasionally granted to customers to trade in tools in connection with subsequent purchases. The Company estimates the value of the trade-in right and reduces the revenue of the initial sale.

The deferred system profit balance as of June 30, 2006 and 2005 was $226 million and $212 million, respectively, and equals the amount of system revenue that was invoiced and due on shipment but deferred, less applicable product and warranty costs. KLA-Tencor also defers the fair value of extended service contracts and of non-standard warranty bundled with equipment sales as unearned revenue. The unearned revenue balance was $81 million as of June 30, 2006 and 2005.

Research and Development Costs. Research and development costs are expensed as incurred.

Strategic Development Agreements. Gross engineering, research and development expenses were partially offset by $11 million, $8 million and $11 million in external funding received under certain strategic development programs conducted with several of KLA-Tencor’s customers and government grants in fiscal years 2006, 2005 and 2004, respectively.

Shipping and Handling Costs. Shipping and handling costs are included as a component of cost of sales.

Accounting for Stock-Based Compensation Plans. Prior to July 1, 2005, the Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, a non-cash, stock-based compensation expense was recognized for any options for which exercise price is below the market price on the actual grant date. The charge for such options is equal to the number of option shares multiplied by the difference between the exercise price and the market price on the actual grant date. That expense should have been amortized over the vesting period of the option. Beginning July 1, 2005, the Company has accounted for stock-based compensation using the provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as expense over the employee’s requisite service period. The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during fiscal year 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method under SFAS No. 123 been applied since the effective date of SFAS No. 123 for the pre-fiscal 2006 year grants and under SFAS No. 123(R) for the fiscal year 2006 grants.

Advertising Expenses. Advertising costs are expensed as incurred. Advertising expenses for fiscal years 2006, 2005 and 2004 were $5.0 million, $4.6 million and $3.9 million, respectively.

Income Taxes. KLA-Tencor accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. KLA-Tencor has determined that the Company’s future taxable income will be sufficient to recover all of our deferred tax assets. However, should there be a change in our ability to recover the Company’s deferred tax assets, KLA-Tencor could be required to record a valuation allowance against the Company’s deferred tax assets. This would result in an increase to the Company’s tax provision in the period in which the Company determined that the recovery was not probable.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. KLA-Tencor recognized liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on the Company’s estimate of whether, and the extent to which, additional tax payments are probable. If the Company ultimately determines that payment of these amounts is unnecessary, the Company will reverse the liability and recognize a tax benefit during the period in which the Company determines that the liability is no longer necessary. KLA-Tencor will record an additional charge in the Company’s provision for taxes in the period in which the Company determines that the recorded tax liability is less than the Company expects the ultimate assessment to be.

Earnings Per Share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period and gives effect to all dilutive potential common shares outstanding during the period. The reconciling difference between the computation of basic and diluted earnings per share presented is the inclusion of the dilutive effect of stock options and restricted stock units.

Variable Interest Entities. FASB Interpretation No. (“FIN”) 46(R) requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. KLA-Tencor adopted FIN 46(R) effective March 31, 2004. KLA-Tencor had a minority equity interest in a development stage company for which KLA-Tencor was considered to be the primary beneficiary within the provisions of FIN 46(R). KLA-Tencor consolidated this entity as of March 31, 2004. During the quarter ended December 31, 2004, KLA-Tencor acquired the remaining equity outstanding in this entity. Subsequently, KLA-Tencor transferred the assets of this entity to a limited liability corporation in which a third party acquired a minority interest (see Note 6 “Business Combinations”). The impact of the consolidation did not have a material impact on KLA-Tencor’s financial position or results of operations. KLA-Tencor has concluded that none of the Company’s remaining equity investments are material to the Company’s financial position and do not require consolidation as they are either not variable interest entities or, in the event they are variable interest entities, that KLA-Tencor is not considered to be the primary beneficiary.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies and Litigation. The Company is subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Company accrues a liability and charges operations for the estimated costs expected to be incurred over the next twelve months of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. See Note 12 to Consolidated Financial Statements “Commitments and Contingencies” for a detailed description.

Reclassifications. The Company has reclassified certain prior period balances to conform to the correct presentation. These reclassifications did not impact any amounts presented in our consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity or consolidated statements of cash flows.

Recent Accounting Pronouncements. In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and is the method currently used by the Company, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality.” The provisions of

SAB No. 108 are effective for the Company for fiscal years beginning July 1, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning July 1, 2008. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other post-retirement plans in their financial statements. The provisions of SFAS No. 158 are effective for the Company as of the end of the fiscal year ending June 30, 2007. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

In June 2006, the FASB published FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for the Company in fiscal years beginning July 1, 2007. The Company is evaluating the impact of the provisions of this Interpretation on its consolidated financial position, results of operations and cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement is effective for the Company for all financial

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments acquired or issued after July 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for the Company for accounting changes made in fiscal years beginning July 1, 2006; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the FASB published FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this Interpretation did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 was effective for the Company for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 153 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No.151 are effective for the Company for fiscal years beginning July 1, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2—RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS AND SPECIAL COMMITTEE AND COMPANY FINDINGS

Special Committee Investigation of Historical Stock Option Practices

On May 22, 2006, the Wall Street Journal published an article about stock option backdating that questioned the stock option practices at several companies, including KLA-Tencor. On May 23, 2006, the Company received a subpoena from the United States Attorney’s Office for the Northern District of California (“USAO”) and a letter of inquiry from the United States Securities and Exchange Commission (“SEC”) regarding the Company’s stock option practices. Later on May 23, 2006, the Board of Directors appointed a Special Committee composed solely of independent directors to conduct a comprehensive investigation of the Company’s historical stock option practices. The Special Committee promptly engaged independent legal counsel and accounting experts to assist with the investigation. The investigation included an extensive review of the Company’s

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

historical stock option practices, accounting policies, accounting records, supporting documentation, email communications and other documentation, as well as interviews of a number of current and former directors, officers and employees. On September 27, 2006, the Special Committee reported the bulk of its findings and recommendations to the Board of Directors.

Findings and Remedial Actions

On September 28, 2006, the Company announced that it would have to restate its previously issued financial statements to correct its past accounting for stock options. As a result of the Special Committee investigation, the Company discovered that certain of its stock options, primarily those granted from July 1, 1997 to June 30, 2002, had been retroactively priced for all employees who received these grants. This means that the option exercise price was not the market price of the option shares on the actual grant date of the option, but instead was a lower market price on an earlier date. The actual grant date—when the essential actions necessary to grant the option were completed, including the final determination of the number of shares to be granted to each employee and the exercise price—is the correct measurement date to determine the market price of the option shares under the accounting rules in effect at the time. More than 95% of the total in-the-money value (market price on the actual grant date minus exercise price) of all of the Company’s retroactively priced options was attributable to those granted from July 1, 1997 to June 30, 2002.

The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” through its fiscal year ended June 30, 2005. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was required to be recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of the Company’s retroactively priced options had an exercise price below the market price on the actual grant date, there should have been a non-cash charge for each of these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date. That expense should have been amortized over the vesting period of the option. Starting in its fiscal year ended June 30, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” As a result, beginning in fiscal year 2006, the additional stock-based compensation expense required to be recorded for each retroactively priced option is equal to the incremental fair value of the option on the actual grant date, amortized over the remaining vesting period of the option. The Company did not record these stock-based compensation expenses under APB Opinion No. 25 or SFAS No. 123(R) related to its retroactively priced options in the Company’s previously issued financial statements, and that is why the Company is restating them in this filing. To correct the Company’s past accounting for stock options, it recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $348 million for the periods July 1, 1994 to June 30, 2005 under APB Opinion No. 25 and (b) $22 million for the year ended June 30, 2006 under SFAS No. 123(R). The Company expects to amortize an additional $6 million of such pre-tax charges under SFAS No. 123(R) in future periods to properly account for past retroactively priced stock options.

By October 16, 2006, the Special Committee had substantially completed its investigation. The Special Committee concluded that (1) there was retroactive pricing of stock options granted to all employees who received options, primarily during the periods from July 1, 1997 to June 30, 2002 (less than 15% of these options were granted to executive officers), (2) the retroactively priced options were not accounted for correctly in the Company’s previously issued financial statements, (3) the retroactive pricing of options was intentional, not inadvertent or through administrative error, (4) the retroactive pricing of options involved the selection of fortuitously low exercise prices by certain former executive officers, and other former executives may have been aware of this conduct, (5) the retroactive pricing of options involved the falsification of Company records, resulting in erroneous statements being made in financial and other reports previously filed with the SEC, as well

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as in information previously provided to the Company’s independent registered public accounting firm, and (6) in most instances, the retroactive pricing of options violated the terms of the Company’s stock option plans. Because virtually all holders of retroactively priced options issued by the Company were not involved in or aware of the retroactive pricing, the Board of Directors decided that the Company should continue to honor the options that violated the terms of the Company’s stock option plans, except in certain individual cases as described below.

The Special Committee concluded that, with a few immaterial exceptions, the retroactive pricing of stock options stopped after June 30, 2002. After that time, there were procedures in place designed to provide reasonable assurance that stock options were priced on the grant date. The Special Committee also concluded that none of the Company’s independent Directors was involved in or aware of the retroactive pricing of stock options. Based on the Special Committee’s report, the Board of Directors concluded that no current members of management were involved in the retroactive pricing of stock options. During its investigation of the Company’s historical stock option practices, the Special Committee did not find evidence of any other financial reporting or accounting issues.

As a result of the Special Committee investigation, on October 16, 2006, the Company terminated its employment relationship and agreement with Kenneth L. Schroeder, and the Company announced its intent to cancel all outstanding stock options held by Mr. Schroeder that were retroactively priced or otherwise improperly granted. Those options were canceled in December 2006. Mr. Schroeder was the Company’s Chief Executive Officer and a member of its Board of Directors from mid-1999 until January 1, 2006, and was a member of the Company’s stock option committee from 1994 until December 31, 2005. From January 1 to October 16, 2006, Mr. Schroeder was employed as a Senior Advisor to the Company. On November 10, 2006, Mr. Schroeder’s counsel informed the Company that Mr. Schroeder contests the Company’s right to terminate his employment relationship and agreement and to cancel any of his options. The Company intends to vigorously defend any claims that may be made by Mr. Schroeder regarding these matters, which could involve a material amount.

Also on October 16, 2006, Stuart J. Nichols, Vice President and General Counsel, resigned. Mr. Nichols and the Company entered into a Separation Agreement and General Release under which Mr. Nichols’ outstanding retroactively priced stock options have been re-priced by increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge will be recognized in the financial statements for the quarter ended December 31, 2006.

On October 16, 2006, Kenneth Levy, Founder and Chairman of the Board of Directors of the Company, retired as a director and employee, and was named Chairman Emeritus by the Board of Directors. Mr. Levy and the Company entered into a Separation Agreement and General Release under which Mr. Levy’s outstanding retroactively priced stock options have been re-priced by increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge will be recognized in the financial statements for the quarter ended December 31, 2006. Mr. Levy was the Company’s Chief Executive Officer from 1975 until mid-1999 (with the exception of mid-1997 to mid-1998), was a member of the Company’s Board of Directors from 1975 until his retirement, was Chairman of the Board of Directors from 1999 until his retirement, and was a member of the Company’s stock option committee from 1994 until use of that committee was suspended in the fall of 2006.

On December 21, 2006, Jon D. Tompkins resigned as a director of the Company, and the Company agreed to modify the outstanding options held by Mr. Tompkins (all of which were fully vested) to extend the post-termination exercisability period to December 31, 2007, which is the last day of the calendar year in which those options would have terminated in the absence of such extension. Mr. Tompkins, the Chief Executive Officer of Tencor Instruments before its merger into the Company in mid-1997, was the Company’s Chief Executive

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Officer from mid-1997 to mid-1998, was a member of the Company’s stock option committee from mid-1997 until mid-1999, and was a member of the Company’s Board of Directors from mid-1997 until his resignation.

Although the Board of Directors concluded that John H. Kispert, the Company’s President and Chief Operating Officer, was not involved in and was not aware of the improper stock option practices, based on the Special Committee’s recommendation, his outstanding retroactively priced options have been re-priced because he served as Chief Financial Officer during part of the period in question. This re-pricing involved increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge will be recognized in the financial statements for the quarter ended December 31, 2006.

Restatement and Impact on Financial Statements

In addition to restating the consolidated financial statements in response to the Special Committee’s findings, the Company is recording additional non-cash adjustments that were previously considered to be immaterial relating primarily to the accounting for employee stock purchase plans, corrections for the recognition of deferred tax assets, the release of tax reserves, the timing of revenue recognition, gains and losses on hedging contracts and the calculation of minority interest. The Company has also corrected the classification of certain amounts presented as cash and cash equivalents and marketable securities relating to investments in Variable Rate Demand Notes. For the fiscal years ended June 30, 2004 and prior, the Company previously recorded no stock-based compensation expense; therefore, the additional stock-based compensation expense noted below represents the total stock-based compensation expense for these periods. For the year ended June 30, 2005, the Company recorded $2.9 million of stock-based compensation with a related tax benefit of $1.1 million in its previously reported financial statements. For fiscal 2005, total stock-based compensation was $37.0 million with a related tax benefit of $12.1 million. The income statement impact of the restatement is as follows (in thousands):

Years ended June 30,	Total effect at June 30, 2005	2005	2004	Cumulative effect at July 1, 2003	2003	2002
Net income, as previously reported		$466,695	$243,701
Additional compensation expense resulting from improper measurement dates for stock option grants	$(347,817)	(34,086)	(53,208)	$(260,523)	(70,032)	(76,582)
Tax related effects	117,776	12,149	22,320	83,307	22,866	25,009

Additional compensation expense resulting from improper measurement dates for stock option grants, net of tax	(230,041)	(21,937)	(30,888)	(177,216)	(47,166)	(51,573)
Other adjustments, net of tax	(991)	291	(337)	(945)

Total decrease to net income	$(231,032)	(21,646)	(31,225)	$(178,161)

Net income, as restated		$445,049	$212,476

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30,	2001	2000	1999	1998	1997	1996	1995
Additional compensation expense resulting from improper measurement dates for stock option grants	$(59,261)	$(23,296)	$(17,630)	$(5,219)	$(2,852)	$(2,747)	$(2,904)
Tax related effects	17,262	7,198	6,054	1,861	1,036	983	1,038

Additional compensation expense resulting from improper measurement dates for stock option grants, net of tax	$(41,999)	$(16,098)	$(11,576)	$(3,358)	$(1,816)	$(1,764)	$(1,866)

The Company adopted SFAS No. 123(R) effective July 1, 2005. The grant date fair values of stock options granted prior to fiscal year 2006 were changed as a result of the findings that certain stock option grants were retroactively priced. This change resulted in additional stock-based compensation expense of $22 million and a related tax benefit of $12 million being recognized in fiscal year 2006 under SFAS No. 123(R).

The cumulative effect of the restatements up through June 30, 2003 increased additional paid-in capital by $356 million from $815 million to $1.2 billion, increased deferred stock-based compensation from zero to $130 million, decreased retained earnings by $178 million from $1.4 billion to $1.2 billion, and increased total stockholders’ equity by $49 million from $2.2 billion to $2.3 billion.

Diluted shares in fiscal years 2004 and 2005 also increased as a result of the restatement adjustments to correct the past accounting for stock options that were retroactively priced. The Company uses the treasury stock method to calculate the weighted-average shares used in the diluted EPS calculation. As part of the restatement, the Company revised its treasury stock calculations in accordance with SFAS No. 128, “Earnings Per Share.” These calculations assume that (i) all retroactively priced options are exercised, (ii) the Company repurchases shares with the proceeds of these hypothetical exercises along with the tax benefit resulting from the hypothetical exercises, and (iii) any unamortized deferred stock-based compensation is also used to repurchase shares.

In addition, the Company evaluated the impact of the restatements on its global tax provision. The Company and its subsidiaries file tax returns in multiple tax jurisdictions around the world. In certain jurisdictions, including, but not limited to, the United States and the United Kingdom, the Company is able to claim a tax deduction relative to stock options. In those jurisdictions, where a tax deduction is claimed, the Company has recorded deferred tax assets, totaling $51.6 million at June 30, 2005, to reflect future tax deductions to the extent the Company believes such assets to be recoverable. The Company also believes that it should not have taken a United States tax deduction in prior years for stock option related amounts pertaining to certain executives under Internal Revenue Code (IRC) Section 162(m). Section 162(m) limits the deductibility of compensation above certain thresholds. The Company has determined that excess deductions were taken on prior tax returns due to the finding that retroactive pricing of certain stock options occurred. As a result, the Company’s tax liabilities have increased by approximately $8 million.

Because virtually all holders of retroactively priced options issued by the Company were not involved in or aware of the retroactive pricing, the Company has taken and intends to take certain actions to deal with the adverse tax consequences that may be incurred by the holders of retroactively priced options. The adverse tax consequences are that retroactively priced stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). One such action by the Company is to offer to amend the 409A Affected Options to increase the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment. The amended options would not be subject to taxation under IRC

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-officers cannot be offered until after this Report is filed and do not need to be completed until December 31, 2007. Another action is to approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (but there is no assurance that the options will be exercised). Finally, the Company intends to compensate certain option holders who have already exercised 409A Affected Options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state tax laws).

Three of the Company’s option holders were subject to the December 31, 2006 deadline described above. Accordingly, in December 2006, the Company offered to amend the 409A Affected Options held by Mr. Wallace, the Company’s Chief Executive Officer, and two former executive officers to increase the exercise price so that these options will not subject the option holder to a penalty tax under IRC Section 409A. All three individuals accepted the Company’s offer. In addition, the Company agreed to pay each of the three individuals a cash bonus in January 2008 equal to the aggregate increase in the exercise prices for his amended options. For Mr. Wallace, the amount of this bonus is $0.4 million. The Company plans to take similar actions with respect to the outstanding 409A Affected Options granted to non-officers as soon as possible after the filing of this Report. The Company estimates that the total cash payments needed to deal with the adverse tax consequences of retroactively priced options granted to non-officers will be approximately $30 million.

With respect to the individuals whose options were canceled or re-priced by the Company following the Special Committee investigation, no bonuses of the type described above will be paid.

The following tables reflect the impact of the additional non-cash charges for stock-based compensation expense and related tax effects as well as additional non-cash adjustments that were previously considered to be immaterial and the correct classification as marketable securities of Variable Rate Demand Notes on:

•	the consolidated statements of operations for the years ended June 30, 2005 and 2004.

•	the consolidated balance sheet as of June 30, 2005.

•	the consolidated statements of cash flows for the years ended June 30, 2005 and 2004.

•	the pro forma information required by SFAS No. 123 for the years ended June 30, 2005 and 2004.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Operations

(in thousands, except per share data)	Year ended June 30, 2005			Year ended June 30, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues:
Product	$1,770,300	$(2,624)	$1,767,676	$1,200,160	$—	$1,200,160
Service	314,853	(651)	314,202	296,558	500	297,058

Total revenues	2,085,153	(3,275)	2,081,878	1,496,718	500	1,497,218

Costs and operating expenses:
Costs of revenues*	862,353	8,647	871,000	670,013	14,470	684,483
Engineering, research and development*	340,277	11,707	351,984	280,641	17,866	298,507
Selling, general and administrative*	299,961	13,813	313,774	248,706	21,892	270,598

Total costs and operating expenses	1,502,591	34,167	1,536,758	1,199,360	54,228	1,253,588

Income from operations	582,562	(37,442)	545,120	297,358	(53,728)	243,630
Interest income and other, net	37,755	201	37,956	27,358	(600)	26,758

Income before income taxes and minority interest	620,317	(37,241)	583,076	324,716	(54,328)	270,388
Provision for income taxes	157,000	(15,595)	141,405	81,015	(23,103)	57,912

Income before minority interest	463,317	(21,646)	441,671	243,701	(31,225)	212,476
Minority interest	3,378	—	3,378	—	—	—

Net income	$466,695	$(21,646)	$445,049	$243,701	$(31,225)	$212,476

Net income per share:
Basic	$2.38	$(0.11)	$2.27	$1.25	$(0.16)	$1.09

Diluted	$2.32	$(0.11)	$2.21	$1.21	$(0.16)	$1.05

Weighted-average number of shares:
Basic	196,346	—	196,346	194,976	—	194,976

Diluted	201,014	112	201,126	201,799	503	202,302

* includes the following amounts related to equity awards

Costs of revenues	$—	$9,167	$9,167	$—	$11,450	$11,450
Engineering, research and development	548	11,707	12,255	—	17,866	17,866
Selling, general and administrative	2,368	13,212	15,580	—	23,892	23,892

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Balance Sheets

(in thousands, except per share data)	June 30, 2005
	As previously reported(1)	Adjustments	As restated
ASSETS

Current assets:
Cash and cash equivalents	$663,163	$—	$663,163
Marketable securities	1,532,023	—	1,532,023
Accounts receivable, net	333,218	—	333,218
Inventories	358,339	1,501	359,840
Deferred income taxes	265,467	(2,255)	263,212
Other current assets	50,435	—	50,435

Total current assets	3,202,645	(754)	3,201,891

Land, property and equipment, net	385,222	699	385,921
Other assets	398,505	54,286	452,791

Total assets	$3,986,372	$54,231	$4,040,603

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$67,717	$—	$67,717
Deferred system profit	209,899	2,238	212,137
Unearned revenue	80,122	650	80,772
Other current liabilities	574,124	1,939	576,063

Total current liabilities	931,862	4,827	936,689

Commitments and contingencies (Note 12)

Minority interest in subsidiary	9,253	(2,009)	7,244

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 196,624 shares issued and outstanding	196	—	196
Capital in excess of par value	957,541	323,777	1,281,318
Deferred stock-based compensation	(14,415)	(39,308)	(53,723)
Retained earnings	2,083,638	(231,032)	1,852,606
Accumulated other comprehensive income	18,297	(2,024)	16,273

Total stockholders’ equity	3,045,257	51,413	3,096,670

Total liabilities and stockholders’ equity	$3,986,372	$54,231	$4,040,603

(1)	The amounts as previously reported reflect adjustments to correct the classification of Variable Rate Demand Notes that were made in the third quarter of fiscal year 2006.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Cash Flows

(in thousands)	Year Ended June 30, 2005			Year Ended June 30, 2004
	As previously reported(1)	Adjustments	As restated	As previously reported(1)	Adjustments	As restated
Cash flows from operating activities:
Net income	$466,695	$(21,646)	$445,049	$243,701	$(31,225)	$212,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,853	(700)	70,153	82,926	(700)	82,226
Non-cash, stock-based compensation	2,916	34,086	37,002		53,208	53,208
Minority interest	(3,378)		(3,378)			—
Net loss (gain) on sale of marketable securities and other investments	3,204		3,204	(8,889)		(8,889)
Deferred income taxes	(42,604)	(10,893)	(53,497)	(24,578)	(4,477)	(29,055)
Tax benefit from employee stock options	24,525	(9,391)	15,134	56,830	(16,825)	40,005
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	36,645		36,645	(149,240)		(149,240)
Inventories	(18,778)	483	(18,295)	(78,616)	2,481	(76,135)
Other assets	(33,254)		(33,254)	(26,291)		(26,291)
Accounts payable	2,751		2,751	30,104		30,104
Deferred system profit	(74,914)	4,101	(70,813)	107,327	151	107,478
Other current liabilities	72,074	3,960	76,034	116,403	(2,613)	113,790

Net cash provided by operating activities	506,735	—	506,735	349,677	—	349,677

Cash flows from investing activities:
Acquisitions of businesses, net of cash received	(44,628)		(44,628)			—
Purchase of property, plant and equipment	(59,675)		(59,675)	(55,528)		(55,528)
Purchase of available-for-sale securities	(3,537,460)		(3,537,460)	(2,968,900)		(2,968,900)
Proceeds from sale of available-for-sale securities	3,183,368		3,183,368	2,381,876		2,381,876
Proceeds from maturity of available-for-sale securities	333,797		333,797	202,035		202,035

Net cash used in investing activities	(124,598)	—	(124,598)	(440,517)	—	(440,517)

Cash flows from financing activities:
Issuance of common stock	133,602		133,602	168,812		168,812
Payment of dividends to stockholders	(23,644)		(23,644)
Stock repurchases	(203,658)		(203,658)	(55,806)		(55,806)
Proceeds from sale of minority interest in subsidiary	12,631		12,631			—

Net cash (used in) provided by financing activities	(81,069)	—	(81,069)	113,006	—	113,006

Effect of exchange rate changes on cash and cash equivalents	8,213		8,213	6,968		6,968

Net increase in cash and cash equivalents	309,281	—	309,281	29,134	—	29,134

Cash and cash equivalents at beginning of period	353,882		353,882	324,748		324,748

Cash and cash equivalents at end of period	$663,163	$—	$663,163	$353,882	$—	$353,882

Supplemental cash flow disclosures:
Income taxes paid, net	$185,315		$185,315	$11,899		$11,899
Interest paid	$1,114		$1,114	$647		$647

(1)	The amounts as previously reported reflect adjustments to correct the classification of Variable Rate Demand Notes that were made in the third quarter of fiscal year 2006.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma information

Pro forma information regarding net income and net income per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock option plans under the fair value method of SFAS No. 123. The impact of the restatements on the pro forma information is as follows:

(in thousands)	Year ended June 30, 2005			Year ended June 30, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net income	$466,695	$(21,646)	$445,049	$243,701	$(31,225)	$212,476
Add:
Stock-based compensation expense included in reported net income, net of tax	1,831	21,937	23,768	—	30,888	30,888
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(93,281)	(15,645)	(108,926)	(82,446)	(30,009)	(112,455)

Net income—pro forma	$375,245	$(15,354)	$359,891	$161,252	$(30,346)	$130,909

Earnings per share:
As reported
Basic	$2.38	$(0.11)	$2.27	$1.25	$(0.16)	$1.09
Diluted	$2.32	$(0.11)	$2.21	$1.21	$(0.16)	$1.05
Pro forma
Basic	$1.91	$(0.08)	$1.83	$0.83	$(0.16)	$0.67
Diluted	$1.87	$(0.08)	$1.79	$0.80	$(0.15)	$0.65

Correction of classification of cash and cash equivalents and marketable securities

In the third quarter of fiscal 2006, the Company corrected the classification of its variable-rate demand notes with reset dates of 90 days or less, moving them from cash equivalents to short-term investments on the Consolidated Balance Sheets. In the third quarter of fiscal 2005, the Company corrected the classification of its auction rate securities, moving them from cash equivalents to short-term investments on the Consolidated Balance Sheets. All Balance Sheets in these consolidated financial statements present Variable Rate Demand Notes as marketable securities.

As a result, the impact on the Consolidated Balance Sheet at June 30, 2005 was as follows:

(in thousands)	As originally reported	As restated
Cash and cash equivalents	$874,509	$663,163
Marketable securities	$1,320,677	$1,532,023

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also, as a result of these changes, purchases and sales of Variable Rate Demand Notes are now presented as investing activities, rather than as changes in cash and cash equivalents. The impact of this change on the Consolidated Statement of Cash Flows was as follows:

Year ended June 30, (in thousands)	2005		2004
	As originally reported	As restated	As originally reported	As restated
Cash used for purchase of available-for-sale securities	$(2,579,371)	$(3,537,460)	$(2,078,409)	$(2,968,900)
Proceeds from sale of available-for-sale securities	$2,205,354	$3,183,368	$1,649,558	$2,381,876
Proceeds from maturities of available-for-sale securities	$320,252	$333,797	$163,823	$202,035
Net cash used in investing activities	$(158,068)	$(124,598)	$(320,556)	$(440,517)

NOTE 3—FINANCIAL STATEMENT COMPONENTS

Consolidated Balance Sheets

June 30, (in thousands)	2006	2005
		As restated
Accounts receivable, net
Accounts receivable, gross	$452,007	$345,443
Allowance for doubtful accounts	(12,108)	(12,225)

	$439,899	$333,218

Inventories
Customer service parts	$169,747	$124,631
Raw materials	100,532	88,798
Work-in-process	91,413	64,389
Finished goods and demonstration equipment	87,464	82,022

	$449,156	$359,840

Land, property and equipment, net
Land	$86,408	$84,548
Buildings and improvements	162,337	154,405
Machinery and equipment	388,113	348,845
Office furniture and fixtures	42,769	41,480
Leasehold improvements	142,587	138,787
Construction in process	12,809	6,276

	835,023	774,341
Less: accumulated depreciation	(439,611)	(388,420)

	$395,412	$385,921

Other assets
Goodwill & other intangibles, net	$70,341	$58,670
Long-term investments	164,552	137,143
Deferred tax assets—long-term	392,028	246,899
Other	10,335	10,079

	$637,256	$452,791

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, (in thousands)	2006	2005
		As restated
Other current liabilities
Warranty and retrofit	$50,604	$52,845
Compensation and benefits	281,815	251,060
Income taxes payable	126,750	159,928
Other accrued expenses	141,435	112,230

	$600,604	$576,063

Accumulated other comprehensive income
Currency translation adjustments	$12,671	$11,374
Gains (losses) on cash flow hedging instruments, net of taxes (benefits) of $(49) in 2006 and $2,023 in 2005	(80)	3,311
Unrealized gains (losses) on investments, net of taxes (benefits) of $(2,175) in 2006 and $954 in 2005	(3,683)	1,588

	$8,908	$16,273

Consolidated Statements of Operations

Year ended June 30, (in thousands)	2006	2005	2004
		As restated	As restated
Interest income and other, net
Interest income	$66,417	$38,783	$20,359
Interest expense	(2,175)	(1,750)	(519)
Foreign exchange gains	13,958	4,762	3,527
Realized (losses) gains on sale of investments	(8,173)	(3,204)	8,889
Other	(1,960)	(635)	(5,498)

	$68,067	$37,956	$26,758

NOTE 4—MARKETABLE SECURITIES

The amortized costs and estimated fair value of securities available-for-sale as of June 30, 2006 and 2005 are as follows:

June 30, 2006 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$25,816	$129	$(37)	$25,908
U.S. Government agency securities	354,234	—	(667)	353,567
Municipal bonds	1,006,592	17	(5,536)	1,001,073
Corporate equity securities	142	220	—	362
Money market, bank deposits and other	804,017	—	—	804,017

Subtotal	2,190,801	366	(6,240)	2,184,927
Less: Cash equivalents	988,338	—	(16)	988,322

Marketable securities	$1,202,463	$366	$(6,224)	$1,196,605

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$42,898	$19	$(335)	$42,582
U.S. Government agency securities	34,798	—	—	34,798
Municipal bonds	1,457,114	1,295	(2,561)	1,455,848
Corporate equity securities	7,772	4,115	—	11,887
Money market bank deposits and other	520,122	—	—	520,122

Subtotal	2,062,704	5,429	(2,896)	2,065,237
Less: Cash equivalents	533,223	—	(9)	533,214

Marketable securities	$1,529,481	$5,429	$(2,887)	$1,532,023

KLA-Tencor’s investment portfolio consists of both corporate and government securities that have a maximum maturity of 10 years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity. The following table summarizes the fair value and gross unrealized losses of its investments, aggregated by investment instrument and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2006 (in thousands):

	Total in a loss position(1)
	FMV	Gross Unrealized Losses
U.S. Government and agency securities	$115,527	$(704)
Municipal bonds	694,377	(5,536)

Total	$809,904	$(6,240)

(1)	Of the total gross unrealized losses approximately $0.9 million of gross unrealized losses relates primarily to municipal bonds with a fair value of $54.3 million that have been in a loss position for 12 months or more.

The contractual maturities of securities classified as available-for-sale as of June 30, 2006, regardless of the consolidated balance sheet classification, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$1,446,541	$1,446,128
Due after one year through three years	502,082	499,592
Due after three years	242,037	238,845

	$2,190,660	$2,184,565

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized losses for the years ended June 30, 2006 and 2005 were approximately $8.2 and $3.2 million, respectively. Net realized gains for the year ended June 30, 2004 were approximately $8.9 million.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill was $49.3 million and $47.4 million as of June 30, 2006 and 2005, respectively, and was allocated to KLA-Tencor’s reporting units pursuant to SFAS No. 142. In accordance with SFAS No. 142, KLA-Tencor completed its annual evaluation of the goodwill by reporting unit during the quarter ended December 31, 2005, and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of fiscal year 2006.

Other Intangible Assets

The components of other intangible assets as of June 30, 2006 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	$13,078	$5,018	$8,060
Patents	18,161	5,622	12,539
Trademark	1,225	775	450
Other	200	200	—

Total	$32,664	$11,615	$21,049

The components of other intangible assets as of June 30, 2005 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	$12,537	$2,807	$9,730
Patents	4,761	3,889	872
Trademark	1,225	602	623
Other	200	200	—

Total	$18,723	$7,498	$11,225

During the quarter ended September 30, 2005, the Company entered into an agreement to license certain patents for approximately $14 million which will be amortized over a period of 10 years. For the fiscal years ended June 30, 2006, 2005 and 2004, amortization expense for other intangible assets was $4.5 million, $3.3 million and $1.5 million, respectively. Based on intangible assets recorded at June 30, 2006, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal year ending June 30:	Amount
2007	$3,374
2008	3,030
2009	2,906
2010	2,906
2011	2,906
Thereafter	5,927

Total	$21,049

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—BUSINESS COMBINATIONS

All of the Company’s qualifying business combinations have been accounted for using the purchase method of accounting. Consideration includes the cash paid and the value of options assumed, less any cash acquired, and excludes contingent employee compensation payable in cash. Prior to the adoption of SFAS No. 123(R), the Company accounted for the intrinsic value of stock options assumed related to future services as deferred stock-based compensation within stockholders’ equity.

During the fiscal year 2005, the Company completed the acquisition of the following three businesses for net cash consideration of approximately $43.5 million primarily to expand the Company’s product portfolio.

Entity	Date Acquired	Business
Candela Instruments	October 2004	Laser-based surface inspection systems optimized for the data storage industry
Blue29 Corporation	October 2004	Electroless metal deposition
Inspex Incorporated	August 2004	Wafer inspection

The following table summarizes the estimated fair values of the net assets acquired at the date of the acquisitions (in thousands):

Amount
Cash	$4,653
Purchased in-process research & development	700
Existing technology	10,685
Trademarks	600
Other intangible assets	200
Other tangible assets and liabilities	(1,615)
Deferred stock-based compensation	908
Deferred tax assets	4,827
Goodwill	28,713

Net assets acquired	$49,671

Cash consideration	$48,181
Value of stock options assumed	1,490

Total consideration	$49,671

In connection with the acquisitions completed during the fiscal year 2005, KLA-Tencor is subject to a $9.1 million contingent cash payment based on the continued employment of certain employees over two years. The contingency is accounted for as compensation expense over the contingent employment period. At June 30, 2006, $3.7 million of this payment remains outstanding.

The deferred stock-based compensation recognized in connection with these business combinations is being amortized over the period earned. Amortization of deferred stock-based compensation was $126,000 during the fiscal year ended June 30, 2006.

During fiscal year 2005, KLA-Tencor acquired the remaining equity outstanding of Blue29, its variable interest entity consolidated after adoption of FIN 46(R). Subsequently, KLA-Tencor transferred the assets of Blue29 to a limited liability corporation in which a third party acquired a minority interest for total proceeds of $12.6 million.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma earnings information has not been presented because the effect of the acquisitions in 2005 was not material either on an individual or an aggregate basis.

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

NOTE 7—STOCK-BASED COMPENSATION

Effective July 1, 2005, KLA-Tencor adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company previously applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company determined that, during the periods from July 1, 1994 to June 30, 2005, certain stock options were retroactively priced and recorded $348 million of compensation expense under APB No. 25. See Note 2 for additional information.

Adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during the fiscal year ended June 30, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123 valued under SFAS No. 123 for the pre-fiscal year 2006 grants and under SFAS No. 123(R) for the fiscal year 2006 grants.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected not to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The Company followed paragraph 81 of SFAS No. 123(R) to calculate the initial pool of excess tax benefits and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of adopting SFAS No. 123(R) in the year ended June 30, 2006 (including the effect of the restatements) was as follows:

(in thousands except per share data)	Year ended June 30, 2006
Additional pre-tax stock-based compensation	$131,869
Additional stock-based compensation, net of tax	85,263
Cash flows from operations	(14,417)
Cash flows from financing activities	14,417
Effect on earnings per share:
Basic	$0.43
Diluted	$0.42

In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The unrecognized stock-based compensation, including the impact of the restatements, was $248.8 million as of June 30, 2006.

Approximately $6.0 million and $1.6 million of stock-based compensation was capitalized as inventory and deferred system profit, respectively, at June 30, 2006. Approximately $1.5 million and $0.4 million of stock-based compensation was capitalized as inventory and deferred system profit, respectively, at June 30, 2005.

Effective July 1, 2006, $53.7 million of deferred stock-based compensation separately recorded as a reduction to stockholders’ equity was reclassified as a reduction of common stock and Capital in Excess of Par Value in connection with the adoption of SFAS No. 123(R).

Valuation Assumptions

In connection with the adoption of SFAS No. 123(R), the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2006	2005	2004
Stock option plan:
Expected stock price volatility	30%	58%	60%
Risk free interest rate	4.1%	3.6%	3.4%
Dividend yield	1.0%	0.1%	—
Expected life of options (in years)	4.6	5.6	5.5
Stock purchase plan:
Expected stock price volatility	34%	34%	47%
Risk free interest rate	3.9%	3.4%	1.6%
Dividend yield	1.0%	—	—
Expected life of options (in years)	1.3	1.2	1.2

SFAS No. 123(R) requires the use of option-pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the implied volatility of the Company’s common stock. The Company determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a blended volatility. Prior to the adoption of SFAS No. 123(R), the Company used a combination of historical and implied volatility in deriving its expected volatility assumption.

Equity Incentive Program. The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain key employees, and align stockholder and employee interests. The equity incentive program consists of two plans: one under which non-employee directors may be granted options to purchase shares of the Company’s stock, and another in which non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of the Company’s stock, restricted stock units and other types of equity awards. For the past several years, stock options (except for the retroactively priced option grants) have generally been granted at the market price of the Company’s common stock on the date of grant, generally have a vesting period of five years and are exercisable for a period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as time-based or performance-based vesting. Substantially all of the Company’s employees that meet established performance goals and qualify as key employees participate in its main equity incentive plan.

On October 18, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) which provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, performance shares, performance units and deferred stock units to the Company’s employees, consultants and members of the Company’s Board of Directors. Since the adoption of the 2004 Plan, no further grants are permitted under the 1982 Stock Option Plan or 2000 Non-Statutory Stock Option Plan. The 2004 Plan permits the issuance of 12,500,000 shares of common stock, of which 6.3 million shares are available for grant as of June 30, 2006. At that date, awards for 30.4 million shares are outstanding under all plans.

During the fiscal year ended June 30, 2005, the following actions were taken with regard to the 2004 Plan. The Company initially reserved 11,000,000 shares for grant in the 2004 Plan. In addition, 1,465,853 shares were added to the reserve from 1982 Stock Option Plan and 2000 Non-Statutory Plan due to forfeitures or expirations. All other stock option plans other than the 2004 Plan were terminated and as a result, 15,814,111 shares which were previously unissued under these plans, were no longer available for grant.

As part of the ADE acquisition in October 2006, the Company has assumed 251,314 ADE options which will convert to 175,697 options of KLA-Tencor.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s equity compensation plans as of June 30, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)(2)
Equity compensation plans approved by stockholders	24,431,083	$40.26	8,122,294
Equity compensation plans not approved by stockholders	5,931,209	$38.96	—

Total	30,362,292	$40.00	8,122,294

(1)	Amounts shown are for options granted only. There were 1,105,060 shares of restricted stock units issued under the 2004 Plan as of June 30, 2006.
(2)	Any 2004 Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the plan as 1.8 shares for every one share subject thereto. To date, all restricted stock units issued under the 2004 Plan had an exercise price less than 100% of fair value of the Company’s common stock at the grant date. As of June 30, 2006, the number of shares remaining available for future issuance under the Company’s equity compensation plans was 8,122,294 shares which includes 1,803,864 shares reserved for issuance under the Employee Stock Purchase Plan, adjusted by the restricted stock units granted with the 1.8 ratio applied as required by the 2004 Plan.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Available For Grant	Awards Outstanding	Weighted- Average Exercise Price
Balances at June 30, 2003	16,919,718	29,733,958	$29.94
Additional shares reserved	5,751,033	—	—
Options granted	(6,298,343)	6,298,343	$52.09
Options canceled/expired	978,478	(978,478)	$38.66
Options exercised	—	(5,357,878)	$25.74

Balances at June 30, 2004	17,350,886	29,695,945	$35.11
Additional shares reserved	18,369,456	—	—
Plan shares expired	(15,814,111)	—	—
Options granted(1)	(9,625,481)	9,625,481	$40.31
Restricted stock units granted(2)	(732,528)	—	—
Options canceled/expired/forfeited	2,267,362	(2,267,362)	$41.84
Options exercised	—	(3,675,077)	$26.56

Balances at June 30, 2005	11,815,584	33,378,987	$37.08
Additional shares reserved	34,147	—	—
Plan shares expired	(1,280,552)	—	—
Options granted	(4,856,055)	4,856,055	$48.37
Restricted stock units granted(2)	(1,279,620)	—	—
Options canceled/expired/forfeited	1,860,864	(1,860,864)	$44.05
Restricted stock units canceled(2)	24,062	—	—
Options exercised	—	(6,011,886)	$29.34

Balances at June 30, 2006	6,318,430	30,362,292	$40.00

(1)	Employees received stock options totaling 2,007,283 shares of common stock as an advance on their fiscal year 2006 stock option grants in the first quarter of fiscal 2005. The grant was equivalent to 50% of the employee’s fiscal year 2005 stock option grant. These advanced grant options vest on a six (6) year schedule with 20% of the option shares vesting upon completion of two (2) years of service and the remaining 80% of the option shares vesting in a series of forty-eight (48) successive equal monthly installments upon completion of each additional month of continuous service over the remainder of the vesting term.
(2)	Any 2004 Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the plan as 1.8 shares for every one share subject thereto. To date, all restricted stock units issued under the 2004 Plan had an exercise price less than 100% of fair value of the Company’s common stock at the grant date.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options outstanding and exercisable at June 30, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number Vested and Exercisable	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Aggregate Intrinsic Value
		(in years)		(in thousands)		(in years)		(in thousands)
$ 5.95-$9.53	34,729	0.79	$9.18	$1,125	34,729	0.79	$9.18	$1,125
$ 9.54-$19.88	1,466,927	2.12	$11.88	$43,558	1,466,927	2.12	$11.88	$43,558
$19.89-$29.96	4,135,017	4.90	$28.71	$53,157	3,622,575	4.89	$28.62	$46,909
$29.97-$39.35	10,289,835	6.77	$37.04	$46,631	5,142,845	5.66	$35.48	$31,320
$39.36-$49.99	9,824,253	6.49	$45.65	$775	3,798,926	5.56	$44.83	$332
$50.00-$68.00	4,611,531	6.90	$53.88	—	2,401,559	6.93	$54.23	—

$ 5.95-$68.00	30,362,292	6.21	$40.00	$145,246	16,467,561	5.33	$36.71	$123,244

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $41.57 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of options with intrinsic value exercisable as of June 30, 2006 was 10.6 million shares.

The weighted-average grant date fair value of options, as determined under SFAS No. 123(R), granted in fiscal years 2006, 2005 and 2004 were $14.17, $22.33 and $29.09, respectively. Options exercisable were 16,467,561, 17,331,534 and 16,438,597 as of June 30, 2006, 2005 and 2004, respectively.

The total intrinsic value of options exercised during the 2006 and 2005 was $130.2 million and $69.9 million, respectively. In connection with these exercises, the tax benefits realized by the Company for 2006 and 2005 was $47 million and $25 million, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Stock-based compensation cost as calculated on a fair value basis for options for fiscal years 2006, 2005, and 2004 was $140.4 million, $34.9 million, and $53.2 million, respectively. As of June 30, 2006, there was $223.0 million of total unrecognized stock-based compensation after estimated forfeitures related to stock options granted under the Equity Incentive Program. That cost is expected to be recognized over an estimated weighted-average amortization period of 3.3 years.

Restricted Stock Units

During the fiscal year ended June 30, 2006, the Company’s Board of Directors approved the grant of 710,900 shares of restricted stock units to selected employees. These restricted stock units generally vest in two equal installments on the fourth and fifth anniversaries of the date of grant. The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of grant. The total grant date fair value of the restricted stock units awarded during the fiscal year ended June 30, 2006 was $23.2 million after estimated forfeitures. Stock-based compensation cost for restricted stock units for fiscal years 2006 and 2005 was $8.1 million and $2.1 million, respectively. No stock-based compensation cost was recognized in fiscal year 2004.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2006, there was $25.8 million of total unrecognized stock-based compensation after estimated forfeitures related to restricted stock units granted under the Equity Incentive Program. That cost is expected to be recognized over an estimated weighted-average amortization period of 3.7 years.

Employee Stock Purchase Plan. KLA-Tencor’s employee stock purchase plan (“ESPP”) provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase of KLA-Tencor’s common stock. The employee’s purchase price is derived from a formula based on the fair market value of the common stock at the time of enrollment into the offering period versus the fair market value on the date of purchase. Offering periods are generally two years in length. The compensation cost in connection with the plan in fiscal year 2006 was $16.2 million, in accordance with SFAS No. 123(R). The total cash received from employees for the issuance of shares under the employee stock purchase plan was approximately $36.3 million during fiscal year 2006. As the plan is non-compensatory under APB Opinion No. 25, no compensation expense was recorded in connection with the plan in fiscal years 2005 and 2004. The ESPP is considered compensatory under SFAS No. 123(R). In fiscal years 2006, 2005 and 2004, employees purchased 1,021,872; 1,059,415; and 958,698 of shares issued at a weighted-average fair value of $36.21, $34.43 and $31.99, respectively.

The plan shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2,000,000 shares or the number of shares which KLA-Tencor estimates will be required to issue under the plan during the forthcoming fiscal year. At June 30, 2006, a total of 1,803,864 shares were reserved and available for issuance under this plan.

See Note 16 “Subsequent Events” for discussion of suspension of the plan as announced during the first quarter of fiscal 2007.

Former Chief Executive Officer Agreement and Termination. During November 2005, the Company announced that effective January 1, 2006, Kenneth L. Schroeder would cease to be its Chief Executive Officer and would thereafter be employed as a Senior Advisor. The Company and Mr. Schroeder also revised his prior agreement with the Company and defined the salary, bonus payout and equity award vesting during the period of his employment as a Senior Advisor. Effective January 1, 2006, the Company determined that all service conditions associated with certain prior equity awards under the terms of the revised agreement with Mr. Schroeder had been satisfied; accordingly, the Company recorded at that time an additional non-cash, stock-based compensation charge of approximately $9.8 million relating to these equity awards. The above mentioned charge is included as a component of Selling, General and Administrative expense during fiscal 2006. On October 16, 2006, following the Special Committee investigation of the Company’s historical stock option practices, the Company terminated all aspects of Mr. Schroeder’s employment relationship and agreement with the Company. As a result, vesting of Mr. Schroeder’s then outstanding stock options and restricted stock awards immediately ceased, and the 890,914 unvested option shares and 100,000 unvested restricted stock award shares held by Mr. Schroeder at the time of termination were canceled. Accordingly, in the second quarter of fiscal 2007 the Company will reverse approximately $20 million of the non-cash, stock-based compensation charge recorded in prior periods. In December 2006, the Company canceled 596,740 vested option shares held by Mr. Schroeder as of the time of termination, representing those shares that had been retroactively priced or otherwise improperly granted.

Stockholders’ Rights Plan. In March 1989, KLA-Tencor implemented a plan to protect stockholders’ rights in the event of a proposed takeover of KLA-Tencor. Each stockholder under the plan is entitled to one right per common stock owned. The plan was amended in April 1996. The plan provides that if any person or group acquires 15% or more of KLA-Tencor’s common stock, each right not owned by such person or group will entitle its holder to purchase, at the then-current exercise price, KLA-Tencor’s common stock at a value of twice

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that exercise price. Under the amended plan, the rights were redeemable at KLA-Tencor’s option for $0.01 per right. All rights expired in April 2006.

NOTE 8—STOCK REPURCHASE PROGRAM

In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. This plan was put into place to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans, and to return excess cash to the Company’s shareholders. Since the inception of the repurchase program in 1997 through June 30, 2006 the Board of Directors had authorized KLA-Tencor to repurchase a total of 27.8 million shares, including 10 million shares authorized in February 2005.

The Company’s systematic buyback program was suspended in May 2006. The Company intends to recommence purchases under the stock repurchase program as soon as possible after it has returned to full compliance with applicable SEC reporting requirements.

Share repurchases for the fiscal years ended June 30, 2006 and 2005 were as follows (in thousands):

Fiscal year ended June 30,	2006	2005
Number of shares of common stock repurchased	4,524	4,946
Total cost of repurchase	$221,417	$203,658

NOTE 9—EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R) and SFAS No. 128, “Earnings Per Share.”

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

Fiscal year ended June 30,	2006	2005	2004
		As restated	As restated
Numerator:
Net income	$380,452	$445,049	$212,476
Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock	198,625	196,346	194,976
Effect of dilutive options and restricted stock	5,472	4,780	7,326

Denominator for diluted earnings per share	204,097	201,126	202,302

Basic earnings per share	$1.92	$2.27	$1.09

Diluted earnings per share	$1.86	$2.21	$1.05

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Potentially dilutive securities that were excluded from the computation of diluted earnings per share for the above periods because their effect would have been anti-dilutive were as follows (in thousands except price data):

Fiscal year ended June 30,	2006	2005
Number of shares	17,044	9,924
Price range	$48.73-$68.00	$43.61-$68.00

During the quarter ended March 31, 2005, the Company’s Board of Directors authorized a quarterly cash dividend of $0.12 per share with the first dividend payable on June 1, 2005 to shareholders of record as of May 2, 2005. The total amount of dividends paid during fiscal years 2006 and 2005 was $95.3 million and $23.6 million, respectively.

NOTE 10—EMPLOYEE BENEFIT PLANS

KLA-Tencor has a profit sharing program for eligible employees, which distributes on a quarterly basis, a percentage of pre-tax profits. In addition, KLA-Tencor has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Starting fiscal year 2000, KLA-Tencor has matched up to a maximum of $1,000 or 50% of the first $2,000 of an eligible employee’s contribution, with $500 of the amount funded from the profit sharing program. The total charge to operations under the profit sharing and 401(k) programs aggregated $17 million, $16 million and $9 million in fiscal years 2006, 2005 and 2004, respectively. KLA-Tencor has no defined benefit plans in the United States. In addition to the profit sharing plan and the United States employee saving plan, several of KLA-Tencor’s foreign subsidiaries have retirement plans for their full-time employees, several of which are defined benefit plans. Consistent with the requirements of local law, the Company deposits funds for certain of these plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the foreign plans depend on the local economic environment. The benefit obligations and related assets under these plans have been measured as of June 30, 2006.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary data relating to the KLA-Tencor’s foreign defined benefit pension plans, including key weighted-average assumptions used is provided in the following tables:

	Year ended June 30,
(in thousands)	2006	2005
Change in projected benefit obligation
Projected benefit obligation at beginning of fiscal year	$20,731	$15,390
Service cost, including plan participant contributions	2,088	2,541
Interest cost	500	387
Actuarial (gain) loss	(2,376)	2,586
Benefit payments	(516)	(291)
Foreign currency exchange rate changes	(602)	118

Projected benefit obligation at the end of the fiscal year	$19,825	$20,731

	Year ended June 30,
(in thousands)	2006	2005
Change in fair value of plan assets
Fair value of plan assets at beginning of fiscal year	$4,285	$3,382
Actual return on plan assets	2	(1)
Employer contributions	901	840
Benefit and expense payments	(78)	(83)
Foreign currency exchange rate changes	(15)	147

Fair value of plan assets at end of fiscal year	$5,095	$4,285

	As of June 30,
(in thousands)	2006	2005
Funded status
Ending funded status	$(14,730)	$(16,446)
Unrecognized transition obligation	374	546
Unrecognized net actuarial loss	2,611	5,180

Net amount recognized	$(11,745)	$(10,720)

The accumulated benefit obligation for all defined benefit plans was $14.0 million and $13.6 million at June 30, 2006 and 2005, respectively.

	As of June 30,
(in thousands)	2006	2005
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$14,007	$13,563
Projected benefit obligation	19,825	20,731
Plan assets at fair value	5,095	4,285

Year ended June 30,
	2006	2005	2004
Weighted-average assumptions
Discount rate	2.5%-5.0%	1.5%-5.5%	1.5% -5.3%
Expected return on assets	3.5%-4.5%	3.5%-4.3%	3.5% -5.3%
Rate of compensation increases	2.0%-4.0%	2.0%-4.0%	2.0% -3.3%

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected rate of return on assets assumptions were developed by considering the historical returns and expectations of future returns relevant to the country in which each plan is in effect and the investments applicable to the corresponding plan. The discount rate for each plan was derived by reference to appropriate benchmark yields on high quality corporate bonds, allowing for the approximate duration of both plan obligations and the relevant benchmark index.

The components of KLA-Tencor’s net periodic cost relating to its foreign subsidiaries defined pension plans are as follows:

	Year ended June 30,
(in thousands)	2006	2005	2004
Components of net periodic pension cost
Service cost, net of plan participant contributions	$2,088	$2,541	$2,174
Interest cost	500	387	338
Return on plan assets	(171)	(148)	(75)
Amortization of net transitional obligation	154	255	248
Amortization of net gain	184	70	37

Net periodic pension cost	$2,755	$3,105	$2,722

The foreign plans’ investments are managed by third-party trustees consistent with regulations or market practice of the country where the assets are invested. KLA-Tencor is not actively involved in the investment strategy nor does it have control over the target allocation of these investments. These investments made up 100% of total foreign plan assets in fiscal years 2006, 2005 and 2004.

Expected funding for the foreign plans during fiscal year 2007 is $0.9 million.

The total benefits to be paid from the foreign pension plans are not expected to exceed $1.2 million in any year through 2014.

KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives may defer a portion of their salary and bonus. Participants are credited with returns based on their allocation of their account balances among mutual funds. KLA-Tencor controls the investment of these funds and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment. At June 30, 2006, KLA-Tencor had a deferred compensation liability under the plan of $142.5 million included as a component of other current liabilities on the consolidated balance sheet.

NOTE 11—INCOME TAXES

The components of income before income taxes are as follows (in thousands):

Year ended June 30,	2006	2005	2004
		As restated	As restated
Domestic income before income taxes	$329,066	$510,328	$208,910
Foreign income before income taxes	48,792	72,748	61,478

Total net income before taxes	$377,858	$583,076	$270,388

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes is comprised of the following (in thousands):

Year ended June 30,	2006	2005	2004
		As restated	As restated
Current:
Federal	$106,676	$170,507	$56,185
State	8,998	8,017	10,028
Foreign	20,217	16,378	20,754

	135,891	194,902	86,967

Deferred:
Federal	(125,632)	(51,526)	(17,099)
State	(3,535)	(3,029)	(11,304)
Foreign	(5,217)	1,058	(652)

	(134,384)	(53,497)	(29,055)

Provision for income taxes	$1,507	$141,405	$57,912

Actual current tax liabilities are lower than reflected above for fiscal years 2006, 2005 and 2004 by $32 million, $13 million and $41 million, respectively, due primarily to the stock option deduction benefits recorded as credits to capital in excess of par value.

The significant components of deferred income tax assets (liabilities) are as follows (in thousands):

Year ended June 30,	2006	2005
		As restated
Deferred tax assets:
Tax credits and net operating losses	$27,037	$43,817
Employee benefits accrual	66,880	62,390
Stock-based compensation	87,466	51,611
Capitalized R&D expenses	204,913	106,972
Depreciation and amortization	3,188	4,724
Inventory reserve	57,481	59,994
Non-deductible reserves	63,167	52,884
Unrealized loss on investments	2,240	—
Deferred system profit	79,936	92,460
Unearned revenue	24,651	21,075
Other	35,969	20,406

Total deferred tax assets	652,928	516,333

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries not permanently reinvested	(10,726)	(11,247)
Unrealized gain on investments	—	(2,968)
Other	(826)	(331)

Total deferred tax liabilities	(11,552)	(14,546)

Total net deferred tax assets	$641,376	$501,787

At June 30, 2006, approximately $9.3 million of federal net operating loss (“NOL”) carryforwards were available to offset future taxable income. The utilization of NOLs due to the change of ownership is subject to an

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annual limitation under Section 382 of the Internal Revenue Code. However, such annual limitation will not impair the realization of these NOLs. If not utilized, the federal NOLs will begin to expire in 2021.

KLA-Tencor has state tax credits carryforward at June 30, 2006 totaling $36 million. There is no expiration limit on the tax credits.

The reconciliation of the United States federal statutory income tax rate to KLA-Tencor’s effective income tax rate is as follows:

Year ended June 30,	2006	2005	2004
		As restated	As restated
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.6	0.6	(0.2)
Effect of foreign operations taxed at various rates	(2.0)	(1.8)	(1.4)
Export sales benefit	(5.7)	(5.1)	(4.6)
Research and development tax credit	(2.4)	(3.0)	(2.5)
Tax exempt interest	(4.5)	(1.8)	(2.2)
Net change in tax reserves	(18.3)	1.7	(0.8)
Domestic manufacturing benefit	(1.6)	—	—
Other	(0.7)	(1.3)	(1.9)

Provision for Income Taxes	0.4%	24.3%	21.4%

In the year ended June 30, 2006, the Company reduced its total income tax reserves by $79.7 million. This was primarily due to expiring statute of limitations, several tax settlements reached with various tax authorities and reassessments of tax exposures based on the status of current audits in various jurisdictions. Included in the tax settlements was a settlement with the Internal Revenue Service related to an examination for the years ended June 30, 2003 and 2004.

Undistributed earnings of KLA-Tencor’s foreign subsidiaries amounted to approximately $298 million at June 30, 2006. Among it, approximately $269 million are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credit) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation. The Company’s consolidated financial statements fully provide for any related liability on amounts that maybe repatriated.

KLA-Tencor benefits from several tax holidays in Israel where it manufactures certain of its products. These tax holidays are on approved investments and are scheduled to expire at varying times within the next four to eight years.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Factoring. KLA-Tencor has agreements with financial institutions to sell certain of its trade receivables and promissory notes from customers without recourse. During the fiscal year ended June 30, 2006 and 2005, approximately $278 million and $306 million of receivables were sold under these arrangements, respectively. KLA-Tencor does not believe it is at risk for any material losses as a result of these agreements.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, from time to time KLA-Tencor will discount without recourse Letters of Credit (“LCs”) received from customers for payment of goods. During fiscal years 2006 and 2005, several LCs were sold with proceeds totaling $69 million and $30 million, respectively. Discounting fees of $0.8 million and $0.2 million for fiscal years 2006 and 2005, respectively, were equivalent to interest expense and were recorded in interest and other income net.

Facilities. KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, these facilities are not included on its Condensed Consolidated Balance Sheets. Rent expense was approximately $8.4 million, $12.0 million, and $12.0 million for the years ended June 30, 2006, 2005, and 2004, respectively.

The following is a schedule of operating lease payments (in thousands):

Fiscal year ending June 30,	Amount
2007	$6,540
2008	4,630
2009	3,378
2010	1,906
2011	1,250
Thereafter	2,010

Total minimum lease payments	$19,714

Purchase Commitments. KLA-Tencor maintains certain purchase commitments with its suppliers to ensure a smooth and continuous supply chain for key components. KLA-Tencor’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s purchase commitments were approximately $210 million as of June 30, 2006. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

Guarantees. KLA-Tencor provides standard warranty coverage on its systems for twelve months, providing labor and parts necessary to repair the systems during the warranty period. KLA-Tencor accounts for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, KLA-Tencor calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. KLA-Tencor updates these estimated charges every quarter. The actual product performance and/or field expense profiles may differ, and in those cases KLA-Tencor adjusts warranty accruals accordingly.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the changes in the product warranty accrual for the fiscal years ended June 30, 2006 and 2005 (in thousands):

	2006	2005
Beginning balance	$46,647	$38,865
Accruals for warranties issued during the period	49,662	54,871
Changes in liability related to pre-existing warranties	(9,217)	(12,246)
Settlements made during the period	(41,450)	(34,843)

Ending balance	$45,642	$46,647

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

The Company maintains $25 million of short-term credit facilities in various locations to fund overdraft, Custom’s guarantee for VAT, and letter of credit needs of its subsidiaries in Europe and Asia. A total of $20 million was outstanding under these facilities as of June 30, 2006.

Government Inquiries Relating to Historical Stock Option Practices. On May 23, 2006, the Company received a subpoena from the USAO requesting information relating to its past stock option grants and related accounting matters. Also on May 23, 2006, the Company received a letter from the SEC making an informal inquiry and request for information on the same subject matters. The Company is cooperating fully with the USAO and SEC inquiries and intends to continue to do so. These inquiries likely will require the Company to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may adversely affect its results of operations and cash flow.

The Company has also responded to inquiries from the U.S. Department of Labor, which is conducting an examination of its 401(k) Savings Plan. The Company is cooperating fully with this examination and intends to continue to do so.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company cannot predict how long it will take to or how much more time and resources it will have to expend to resolve these government inquiries, nor can it predict the outcome of these inquiries. Also, there can be no assurance that other inquiries, investigations or actions will not be started by other United States federal or state regulatory agencies or by foreign governmental agencies.

Late SEC Filings and Nasdaq Delisting Proceedings. Due to the Special Committee investigation and the resulting restatements, the Company did not file on time this Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. As a result, the Company received two Nasdaq Staff Determination letters, dated September 14, 2006 and November 14, 2006, respectively, stating that it was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that the Company’s stock was subject to delisting from the Nasdaq Global Select Market. The Company appealed this determination and requested a hearing before a Nasdaq Listing Qualifications Panel. On October 26, 2006, the Company attended a hearing, at which it sought appropriate exceptions to the filing requirements from the Panel pending completion and filing of the Company’s delinquent reports. On January 3, 2007, the Panel granted the Company’s request for continued listing of its stock on the Nasdaq Global Select Market, subject to the condition that the Company file this Report and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on or before January 31, 2007.

Shareholder Derivative Litigation Relating to Historical Stock Option Practices. Beginning on May 22, 2006, several persons and entities identifying themselves as shareholders of KLA-Tencor filed derivative actions purporting to assert claims on behalf of and in the name of the Company against various of the Company’s current and former directors and officers relating to its accounting for stock options issued from 1994 to the present. The complaints in these actions allege that the individual defendants breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with the Company’s historical stock option granting process, its accounting for past stock options, and historical sales of stock by the individual defendants. Three substantially similar actions are pending, one in the U.S. District Court for the Northern District of California (which consists of three separate lawsuits consolidated into one action); one in the California Superior Court for Santa Clara County; and one in the Delaware Chancery Court.

The plaintiffs in the derivative actions have asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and abetting such breach, negligence, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, breach of contract, constructive fraud, rescission, and violations of California Corporations Code section 25402, as well as a claim for an accounting of all stock option grants made to the named defendants. KLA-Tencor is named as a nominal defendant in these actions. On behalf of KLA-Tencor, the plaintiffs seek unspecified monetary and other relief against the named defendants. The plaintiffs are James Ziolkowski, Mark Ziering, Alaska Electrical Pension Fund, Jeffrey Rabin, and Benjamin Langford. The individual named defendants are current directors and officers; Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Jeffrey L. Hall, Stephen P. Kaufman, John H. Kispert, Lida Urbanek and Richard P. Wallace; and former directors and officers; Robert J. Boehlke, Leo Chamberlain, Gary E. Dickerson, Richard J. Elkus, Jr., Dennis J. Fortino, Kenneth Levy, Michael E. Marks, Stuart J. Nichols, Arthur P. Schnitzer, Kenneth L. Schroeder and Jon D. Tompkins. Current director David C. Wang and former director Dean O. Morton were originally named as defendants in one of the derivative actions filed in the U.S. District Court for the Northern District of California, but were dropped as named defendants as of December 22, 2006 upon the filing of a consolidated complaint in that action.

The derivative actions are at an early stage. Discovery has not commenced, and the defendants are not yet required to respond to the complaints. The Company’s Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to conduct an independent investigation of the

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims asserted in the derivative actions and to determine the Company’s position with respect to those claims. The SLC’s investigation is in progress. The Company cannot predict whether these actions are likely to result in any material recovery by or expense to KLA-Tencor.

Shareholder Class Action Litigation Relating to Historical Stock Option Practices. KLA-Tencor and various of its current and former directors and officers were named as defendants in a putative securities class action filed on June 29, 2006 in the U.S. District Court for the Northern District of California. Two similar actions were filed later in the same court, and all three cases have been consolidated into one action. The complaints allege claims under the Securities Exchange Act of 1934 as a result of the Company’s past stock option grants and related accounting and reporting, and seek unspecified monetary damages and other relief. The plaintiffs seek to represent a class consisting of purchasers of KLA-Tencor stock between February 13, 2001 and May 22, 2006 who allegedly suffered losses as a result of material misrepresentations in KLA-Tencor’s SEC filings during that period. The lead plaintiffs, who seek to represent the class, are the Police and Fire Retirement System of the City of Detroit, the Louisiana Municipal Police Employees’ Retirement System, and the City of Philadelphia Board of Pensions and Retirement. The defendants are KLA-Tencor, Edward W. Barnholt, H. Raymond Bingham, Robert J. Boehlke, Robert T. Bond, Gary E. Dickerson, Richard J. Elkus, Jr., Jeffrey L. Hall, Stephen P. Kaufman, John H. Kispert, Kenneth Levy, Michael E. Marks, Kenneth L. Schroeder, Jon D. Tompkins, Lida Urbanek and Richard P. Wallace.

This litigation is at an early stage. Discovery has not commenced, the court has not yet determined whether the plaintiffs may sue on behalf of any class of purchasers, and the defendants are not yet required to respond to the complaints. The Company intends to vigorously defend this litigation.

As part of a derivative lawsuit filed in the Delaware Chancery Court on July 21, 2006 (described above), a plaintiff claiming to be a KLA-Tencor shareholder also asserted a separate putative class action claim against the Company and certain of its current and former directors and officers alleging that shareholders incurred damage due to purported dilution of KLA-Tencor common stock resulting from historical stock option granting practices.

The Company cannot predict the outcome of the shareholder class action cases (described above), and it cannot estimate the likelihood or potential dollar amount of any adverse results. However, an unfavorable outcome in this litigation could have a material adverse impact upon the financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

Indemnification Obligations. Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with the investigation of the Company’s historical stock option practices and related government inquiries and litigation. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The Company is currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of its current and former directors, officers and employees. Although the maximum potential amount of future payments KLA-Tencor could be required to make under these agreements is theoretically unlimited, the Company believes the fair value of this liability is adequately covered within the reserves it has established for currently pending legal proceedings.

Other Legal Matters. The Company is named from time to time as a party to lawsuits in the normal course of its business. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

KLA-Tencor accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives which do not qualify or are not effective as hedges must be recognized currently in earnings. All derivatives were reflected at fair value on the balance sheet date.

Cash Flow Hedges

KLA-Tencor’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to KLA-Tencor’s margins. KLA-Tencor defines its exposure as the risk of changes in the functional-currency-equivalent cash flows attributable to changes in the related foreign currency exchange rates. Upon forecasting the exposure, KLA-Tencor hedges with forward sales contracts whose critical terms are designed to match those of the underlying exposure. These hedges are evaluated for effectiveness at least quarterly using the dollar-offset method. Ineffectiveness is measured by comparing the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in Other Comprehensive Income (“OCI”). The mark-to-mark of excluded component (forward points) or any measured ineffectiveness is included immediately in “Interest income and other, net” in the Consolidated Statements of Operations. Deferred hedge gains and losses and OCI associated with hedges of foreign currency sales are reclassified to revenue upon recognition in income of the underlying hedged exposure. All amounts reported in OCI at June 30, 2006 are anticipated to be reclassified to revenue within twelve months. At June 30, 2006, KLA-Tencor had cash flow hedge contracts, maturing throughout fiscal year 2007 to sell $167.5 million and purchase $15.2 million, in foreign currency, primarily in Japanese Yen. The following table summarizes hedging activity in the OCI account during the years ended June 30, 2006 and 2005 (in thousands):

	2006	2005
Beginning Balance	$5,335	$(1,559)
Effective portion of cash flow hedging instruments	7,528	4,428
Reclassified to revenue upon revenue recognition	(12,992)	2,466

Ending Balance	$(129)	$5,335

Other Foreign Currency Hedges

KLA-Tencor hedges its monetary non-functional assets and liabilities, and those of its subsidiaries. SFAS No. 52, “Foreign Currency Translation,” requires that such monetary assets and liabilities be remeasured periodically for changes in the rate of exchange against the entities’ functional currency. Changes in value of these assets and liabilities are recorded in “Interest income and other, net” in the Consolidated Statements of Operations. The volatility of the non-functional currencies together with the requirement to remeasure

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-functional assets and liabilities may result in some volatility to KLA-Tencor’s Consolidated Statements of Operations if left unhedged. In order to mitigate these effects, KLA-Tencor enters into remeasurement hedges which are forward contracts used to offset the foreign currency positions represented by non-functional monetary assets and liabilities. Remeasurement hedges are not SFAS No. 133 designated hedges, thus changes in value of the remeasurement hedges are recorded currently in earnings. Changes in the values of underlying monetary non-functional assets and liabilities are also recorded currently in earnings and should offset the change in value of the hedges. At June 30, 2006, KLA-Tencor had other foreign currency hedge contracts maturing throughout fiscal year 2007 to sell $260.2 million and purchase $128.4 million, in foreign currency, primarily in Japanese Yen.

NOTE 14—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

KLA-Tencor reports one reportable segment in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. KLA-Tencor’s chief operating decision makers are the Chief Executive Officer and the Chief Operating Officer.

KLA-Tencor is engaged primarily in designing, manufacturing, and marketing yield management and process monitoring systems for the semiconductor industry. All operating units have been aggregated due to their inter-dependencies, commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes. The Company’s service products are an extension of the system product portfolio and provide customers with spare parts and fab management services (including system preventive maintenance and optimization services) to improve yield, increase production uptime and throughput and lower the cost of ownership. Since KLA-Tencor operates in one segment, all financial segment information required by SFAS No. 131 can be found in the Consolidated Financial Statements.

KLA-Tencor’s significant operations outside the United States include manufacturing facilities in Israel and Singapore, and sales, marketing and service offices in Western Europe, Japan, and the Asia Pacific region. For geographical reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist primarily of net property and equipment and are attributed to the geographic location in which they are located.

The following is a summary of revenues by geographic region for fiscal years 2006, 2005 and 2004 (in thousands).

	Year ended June 30,
	2006	2005	2004
		As restated	As restated
Revenue:
United States	$416,468	$494,250	$342,678
Europe & Israel	287,562	266,048	186,424
Japan	541,411	450,240	395,240
Taiwan	363,014	429,672	263,386
Korea	277,316	148,287	143,547
Asia Pacific	184,856	293,381	165,943

Total	$2,070,627	$2,081,878	$1,497,218

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets by geographic region as of June 30, 2006 and 2005 were as follows (in thousands):

	As of June 30,
	2006	2005
		As restated
Long-lived assets:
United States	$366,714	$373,125
Europe & Israel	9,503	9,074
Japan	3,665	4,350
Taiwan	1,919	2,356
Korea	6,216	4,849
Asia Pacific	17,730	2,246

Total	$405,747	$396,000

The following is a summary of major product revenues for fiscal years 2006, 2005 and 2004 (as a percentage of total revenue).

	Year ended June 30,
	2006	2005	2004
Defect Inspection	62%	65%	61%
Metrology	15	17	15
Service	16	14	20
Software and other	7	4	4

	100%	100%	100%

For the fiscal years ended June 30, 2006, 2005 and 2004, no customer accounted for more than 10% of total revenues and one customer accounted for 13%, 12%, and 10% of net accounts receivable, respectively.

NOTE 15—SUBSEQUENT EVENTS

On August 3, 2006, the Board of Directors of the Company declared a quarterly cash dividend of 12 cents per share, and, as a result, a total of $24 million was paid on September 1, 2006 to stockholders of record on August 15, 2006.

On September 19, 2006, the Compensation Committee of the Board of Directors of the Company approved awards of restricted stock units covering a total of 2,530,689 shares of the Company’s common stock to employees of the Company, including the executive officers. The restricted stock units were awarded under the Company’s 2004 Equity Incentive Plan and each unit will entitle the recipient to one share of common stock when the applicable vesting requirements for that unit are satisfied. However, for each share actually issued under the awarded units, the share reserve under the Plan will be reduced by 1.8 shares, as provided under the terms of such Plan.

On September 27, 2006, the Company determined that its historical financial statements for one or more prior fiscal years would have to be restated to correct its past accounting for stock options. The Company temporarily suspended employee participation in several equity incentive programs because the Form S-8 registration statements covering the shares of common stock issuable under those programs incorporate one or more financial statements that would have to be restated. As part of such suspension, participants in the

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s 401(k) Plan became subject to a blackout period during which they were precluded from acquiring shares of the Company’s common stock under that plan.

On October 11, 2006, the Company acquired all of the shares of ADE Corporation (“ADE”), a supplier of semiconductor process control solutions. Per the Amended Merger Agreement between the Company and ADE, the Company paid $482 million (which included goodwill and intangibles of $262 million and $137 million, respectively) in cash to the shareholders of ADE. The acquisition will be accounted for as a purchase.

On October 12, 2006, the Compensation Committee of the Board of Directors of the Company approved an alternative financial benefit for all employees below the vice president level who had been active participants in the ESPP before it was temporarily suspended on September 28, 2006. The alternative financial benefit is intended to compensate such employees for the estimated financial benefit they would have realized had the ESPP continued in operation after September 28, 2006 and until December 31, 2006. On January 24, 2007, the Compensation Committee extended this alternative financial benefit into 2007 to cover the period until the ESPP suspension ends.

On October 16, 2006, the Company terminated all aspects of its employment relationship and agreement with Kenneth L. Schroeder, former Chief Executive Officer of the Company. Also on October 16, 2006, Stuart J. Nichols, General Counsel of the Company, resigned, and Kenneth Levy, Chairman of the Board of Directors of the Company, retired as a director and employee. In December 2006, all outstanding retroactively priced vested options held by Mr. Schroeder were canceled. Accordingly, in the second quarter of fiscal 2007 the Company will reverse approximately $20 million of the non-cash, stock-based compensation recorded in prior periods. Also, on October 16, 2006 all outstanding retroactively priced options held by Mr. Levy and Mr. Nichols were re-priced. The exercise price of each re-priced option was increased to the market price on the actual grant date. Under SFAS No. 123(R), no incremental charge will be recognized in the financial statements for the quarter ended December 31, 2006. Further, although the Board of Directors concluded that John H. Kispert, the Company’s President and Chief Operating Officer, was not involved in and was not aware of the improper stock option practices, based on the Special Committee’s recommendation, his outstanding retroactively priced options were re-priced in December 2006, because he served as Chief Financial Officer during part of the period in question. Under SFAS No. 123(R), no incremental charge will be recognized in the financial statements for the quarter ended December 31, 2006.

On November 6, 2006, the Board of Directors of the Company declared a quarterly cash dividend of 12 cents per share, and, as a result, a total of $24 million was paid on December 1, 2006 to stockholders of record on November 15, 2006.

In November 2006, as part of the long-term business plan, the Company decided to sell certain real estate properties owned by the Company in San Jose, California and Livermore, California. The Company will record an asset impairment charge of approximately $56 million in the quarter ended December 31, 2006. In addition, the Company reduced its work-force by approximately 150 people and will accrue approximately $10 million in severance charges in the quarter ended December 31, 2006 to be paid over the next twelve months.

On December 21, 2006, Jon D. Tompkins resigned as a director of the Company, and the Company agreed to modify the outstanding options held by Mr. Tompkins (all of which were fully vested) to extend the post-termination exercisability period to December 31, 2007, which is the last day of the calendar year in which those options would have terminated in the absence of such extension.

Because virtually all holders of retroactively priced options issued by the Company were not involved in or aware of the retroactive pricing, the Company has taken and intends to take certain actions to deal with the

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adverse tax consequences that may be incurred by the holders of retroactively priced options. The adverse tax consequences are that retroactively priced stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). One such action by the Company is to offer to amend the 409A Affected Options to increase the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-officers cannot be offered until after this Report is filed and do not need to be completed until December 31, 2007. Another action is to approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (but there is no assurance that the options will be exercised). Finally, the Company intends to compensate certain option holders who have already exercised 409A Affected Options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state tax laws).

Three of the Company’s option holders were subject to the December 31, 2006 deadline described above. Accordingly, in December 2006, the Company offered to amend the 409A Affected Options held by Mr. Wallace, the Company’s Chief Executive Officer, and two former executive officers to increase the exercise price so that these options will not subject the option holder to a penalty tax under IRC Section 409A. All three individuals accepted the Company’s offer. In addition, the Company agreed to pay each of the three individuals a cash bonus in January 2008 equal to the aggregate increase in the exercise prices for his amended options. For Mr. Wallace, the amount of this bonus is $0.4 million. To account for these actions, the Company will record a net charge of $0.3 million in the quarter ended December 31, 2006. The Company plans to take similar actions with respect to the outstanding 409A Affected Options granted to non-officers as soon as possible after the filing of this Report. The Company estimates that the total cash payments needed to deal with the adverse tax consequences of retroactively priced options granted to non-officers will be approximately $30 million.

With respect to the individuals whose options were canceled or re-priced by the Company following the Special Committee investigation, no bonuses of the type described above will be paid.

On January 7, 2007, the Company signed a definitive merger agreement to acquire Therma-Wave, Inc. through a cash tender offer of $1.65 per share, or a total of approximately $74 million. Therma-Wave develops, manufactures, markets and services process control metrology systems used in the manufacture of semiconductors. The transaction is subject to customary closing conditions, including regulatory approvals and the acquisition by the Company of a majority of the voting power of Therma-Wave in the tender offer.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the years ended June 30, 2006 and 2005. Note that this information includes the effects of the restatements as discussed in Note 2 to Consolidated Financial Statements.

(In thousands, except per share data)	First Quarter Ended September 30, 2005	Second Quarter Ended December 31, 2005	Third Quarter Ended March 31, 2006	Fourth Quarter Ended June 30, 2006
	As restated	As restated	As restated
Revenue	$484,261	$487,682	$519,648	$579,036
Total costs and operating expenses	409,271	412,688	434,721	504,156
Income from operations	74,990	74,994	84,927	74,880
Net income	75,487	76,605	96,684	131,676
Net income per share:
Basic	$0.38	$0.39	$0.48	$0.66
Diluted	$0.37	$0.38	$0.47	$0.65

(In thousands, except per share data)	First Quarter Ended September 30, 2004	Second Quarter Ended December 31, 2004	Third Quarter Ended March 31, 2005	Fourth Quarter Ended June 30, 2005
	As restated	As restated	As restated	As restated
Revenue	$518,773	$532,853	$539,841	$490,411
Total costs and operating expenses	372,213	384,520	396,206	383,819
Income from operations	146,560	148,333	143,635	106,592
Net income	110,272	122,022	116,887	95,868
Net income per share:
Basic	$0.56	$0.62	$0.59	$0.49
Diluted	$0.55	$0.61	$0.58	$0.48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of KLA-Tencor Corporation:

We have completed integrated audits of KLA-Tencor Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of KLA-Tencor Corporation and its subsidiaries at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its fiscal 2005 and fiscal 2004 consolidated financial statements.

As discussed in Note 7 to the consolidated financial statements, effective July 1, 2005 the Company changed its method of accounting for stock-based compensation.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

January 28, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Special Committee Investigation of Historical Stock Option Practices

On May 22, 2006, the Wall Street Journal published an article about stock option backdating that questioned the stock option practices at several companies, including KLA-Tencor. On May 23, 2006, the Company received a subpoena from the United States Attorney’s Office for the Northern District of California (“USAO”) and a letter of inquiry from the United States Securities and Exchange Commission (“SEC”) regarding the Company’s stock option practices. Later on May 23, 2006, the Board of Directors appointed a Special Committee composed solely of independent directors to conduct a comprehensive investigation of the Company’s historical stock option practices. The Special Committee promptly engaged independent legal counsel and accounting experts to assist with the investigation. The investigation included an extensive review of the Company’s historical stock option practices, accounting policies, accounting records, supporting documentation, email communications and other documentation, as well as interviews of a number of current and former directors, officers and employees. On September 27, 2006, the Special Committee reported the bulk of its findings and recommendations to the Board of Directors.

Findings and Remedial Actions

On September 28, 2006, the Company announced that it would have to restate its previously issued financial statements to correct its past accounting for stock options. As a result of the Special Committee investigation, the Company discovered that certain of its stock options, primarily those granted from July 1, 1997 to June 30, 2002, had been retroactively priced for all employees who received these grants. This means that the option exercise price was not the market price of the option shares on the actual grant date of the option, but instead was a lower market price on an earlier date. The actual grant date—when the essential actions necessary to grant the option were completed, including the final determination of the number of shares to be granted to each employee and the exercise price—is the correct measurement date to determine the market price of the option shares under the accounting rules in effect at the time. More than 95% of the total in-the-money value (market price on the actual grant date minus exercise price) of all of the Company’s retroactively priced options was attributable to those granted from July 1, 1997 to June 30, 2002.

The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” through its fiscal year ended June 30, 2005. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was required to be recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of the Company’s retroactively priced options had an exercise price below the market price on the actual grant date, there should have been a non-cash charge for each of these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date. That expense should have been amortized over the vesting period of the option. Starting in its fiscal year ended June 30, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” As a result, beginning in fiscal year 2006, the additional stock-based compensation expense required to be recorded for each retroactively priced option is equal to the incremental fair value of the option on the actual grant date, amortized over the remaining vesting period of the option. The Company did not record these stock-based compensation expenses under APB Opinion No. 25 or SFAS No. 123(R) related to its retroactively priced options in the Company’s previously issued financial statements, and that is why it is restating them in this filing. To correct the Company’s past accounting for stock options, it recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $348 million for the periods from July 1, 1994 to

June 30, 2005 under APB Opinion No. 25 and (b) $22 million for the year ended June 30, 2006 under SFAS No. 123(R). The Company expects to amortize an additional $6 million of such pre-tax charges under SFAS No. 123(R) in future periods to properly account for past retroactively priced stock options.

By October 16, 2006, the Special Committee had substantially completed its investigation. The Special Committee concluded that (1) there was retroactive pricing of stock options granted to all employees who received options, primarily during the periods from July 1, 1997 to June 30, 2002 (less than 15% of these options were granted to executive officers), (2) the retroactively priced options were not accounted for correctly in the Company’s previously issued financial statements, (3) the retroactive pricing of options was intentional, not inadvertent or through administrative error, (4) the retroactive pricing of options involved the selection of fortuitously low exercise prices by certain former executive officers, and other former executives may have been aware of this conduct, (5) the retroactive pricing of options involved the falsification of Company records, resulting in erroneous statements being made in financial and other reports previously filed with the SEC, as well as in information previously provided to the Company’s independent registered public accounting firm, and (6) in most instances, the retroactive pricing of options violated the terms of the Company’s stock option plans. Because virtually all holders of retroactively priced options issued by the Company were not involved in or aware of the retroactive pricing, the Board of Directors decided that the Company should continue to honor the options that violated the terms of the Company’s stock option plans, except in certain individual cases as described below.

The Special Committee concluded that, with a few immaterial exceptions, the retroactive pricing of stock options stopped after June 30, 2002. After that time, there were procedures in place designed to provide reasonable assurance that stock options were priced on the grant date. The Special Committee also concluded that none of the Company’s independent Directors was involved in or aware of the retroactive pricing of stock options. Based on the Special Committee’s report, the Board of Directors concluded that no current members of management were involved in the retroactive pricing of stock options. During its investigation of the Company’s historical stock option practices, the Special Committee did not find evidence of any other financial reporting or accounting issues.

As a result of the Special Committee investigation, on October 16, 2006, the Company terminated its employment relationship and agreement with Kenneth L. Schroeder, and the Company announced its intent to cancel all outstanding stock options held by Mr. Schroeder that were retroactively priced or otherwise improperly granted. Those options were canceled in December 2006. Mr. Schroeder was the Company’s Chief Executive Officer and a member of its Board of Directors from mid-1999 until January 1, 2006, and was a member of the Company’s stock option committee from 1994 until December 31, 2005. From January 1, 2006 to October 16, 2006, Mr. Schroeder was employed as a Senior Advisor to the Company. On November 10, 2006, Mr. Schroeder’s counsel informed the Company that Mr. Schroeder contests the Company’s right to terminate his employment relationship and agreement and to cancel any of his options. The Company intends to vigorously defend any claims that may be made by Mr. Schroeder regarding these matters, which could involve a material amount.

Also on October 16, 2006, Stuart J. Nichols, Vice President and General Counsel, resigned. Mr. Nichols and the Company entered into a Separation Agreement and General Release under which Mr. Nichols’ outstanding retroactively priced stock options have been re-priced by increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge will be recognized in the financial statements for the quarter ended December 31, 2006.

On October 16, 2006, Kenneth Levy, Founder and Chairman of the Board of Directors of the Company, retired as a director and employee, and was named Chairman Emeritus by the Company’s Board of Directors. Mr. Levy and the Company entered into a Separation Agreement and General Release under which Mr. Levy’s outstanding retroactively priced stock options have been re-priced by increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge will be recognized in the financial statements for the quarter ended December 31, 2006. Mr. Levy was the Company’s

Chief Executive Officer from 1975 until mid-1999 (with the exception of mid-1997 to mid-1998), was a member of the Company’s Board of Directors from 1975 until his retirement, was Chairman of the Board of Directors from 1999 until his retirement, and was a member of the Company’s stock option committee from 1994 until use of that committee was suspended in the fall of 2006.

On December 21, 2006, Jon D. Tompkins resigned as a director of the Company, and the Company agreed to modify the outstanding options held by Mr. Tompkins (all of which were fully vested) to extend the post-termination exercisability period to December 31, 2007, which is the last day of the calendar year in which those options would have terminated in the absence of such extension. Mr. Tompkins, the Chief Executive Officer of Tencor Instruments before its merger into the Company in mid-1997, was the Company’s Chief Executive Officer from mid-1997 to mid-1998, was a member of the Company’s stock option committee from mid-1997 until mid-1999, and was a member of the Company’s Board of Directors from mid-1997 until his resignation.

Although the Board of Directors concluded that John H. Kispert, the Company’s President and Chief Operating Officer, was not involved in and was not aware of the improper stock option practices, based on the Special Committee’s recommendation, his outstanding retroactively priced options have been re-priced because he served as Chief Financial Officer during part of the period in question. This re-pricing involved increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge will be recognized in the financial statements for the quarter ended December 31, 2006.

Restatement and Impact on Financial Statements

This Annual Report on Form 10-K includes restatements of the following previously filed financial statements and data (and related disclosures): (1) the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2005 and 2004; (2) the Company’s selected consolidated financial data as of and for the fiscal years ended June 30, 2005, 2004, 2003 and 2002, and (3) the Company’s unaudited quarterly financial data for the first three quarters in our fiscal year ended June 30, 2006 and for all quarters in our fiscal year ended June 30, 2005. As a result of the restatements, the related disclosures included in the Notes to Consolidated Financial Statements have been revised if indicated as restated.

The total effect of the restatements up through June 30, 2005 resulted in pre-tax, non-cash, stock-based compensation charges in the amount of $348 million under APB Opinion No. 25. Effective July 1, 2005, the Company adopted SFAS No. 123(R). The grant date fair values of stock options granted prior to the fiscal year ended June 30, 2006 were changed as a result of the findings that certain stock option grants were retroactively priced. This change resulted in additional stock-based compensation expense of $22 million and a related tax benefit of $12 million being recognized in fiscal year 2006 under SFAS No. 123(R).

In addition, the Company evaluated the impact of the restatements on its global tax provision. The Company and its subsidiaries file tax returns in multiple tax jurisdictions around the world. In certain jurisdictions, including, but not limited to, the United States and the United Kingdom, the Company is able to claim a tax deduction relative to stock options. In those jurisdictions, where a tax deduction is claimed, the Company has recorded deferred tax assets, totaling $51.6 million at June 30, 2005, to reflect future tax deductions to the extent the Company believes such assets to be recoverable. The Company also believes that it should not have taken a United States tax deduction in prior years for stock option related amounts pertaining to certain executives under Internal Revenue Code (IRC) Section 162(m). Section 162(m) limits the deductibility of compensation above certain thresholds. The Company has determined that excess deductions were taken on prior tax returns due to the finding that retroactive pricing of certain stock options occurred. As a result, the Company’s tax liabilities have increased by approximately $8 million.

Because virtually all holders of retroactively priced options issued by the Company were not involved in or aware of the retroactive pricing, the Company has taken and intends to take certain actions to deal with the adverse tax consequences that may be incurred by the holders of retroactively priced options. The adverse tax consequences are that retroactively priced stock options vesting after December 31, 2004 (“409A Affected

Options”) subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). One such action by the Company is to offer to amend the 409A Affected Options to increase the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-officers cannot be offered until after this Report is filed and do not need to be completed until December 31, 2007. Another action is to approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (but there is no assurance that the options will be exercised). Finally, the Company intends to compensate certain option holders who have already exercised 409A Affected Options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state tax laws).

Three of the Company’s option holders were subject to the December 31, 2006 deadline described above. Accordingly, in December 2006, the Company offered to amend the 409A Affected Options held by Richard P. Wallace, the Company’s Chief Executive Officer, and two former executive officers to increase the exercise price so that these options will not subject the option holder to a penalty tax under IRC Section 409A. All three individuals accepted the Company’s offer. In addition, the Company agreed to pay each of the three individuals a cash bonus in January 2008 equal to the aggregate increase in the exercise prices for his amended options. For Mr. Wallace, the amount of this bonus is $0.4 million. The Company plans to take similar actions with respect to the outstanding 409A Affected Options granted to non-officers as soon as possible after the filing of this Report. The Company estimates that the total cash payments needed to deal with the adverse tax consequences of retroactively priced options granted to non-officers will be approximately $30 million.

With respect to the individuals whose options were canceled or re-priced by the Company following the Special Committee investigation, no bonuses of the type described above will be paid.

Remediation of Past Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected.

As a result of the Special Committee investigation, the Company identified certain material weaknesses in its internal control over financial reporting in periods ending prior to June 30, 2006. Before June 30, 2002, the Company did not have sufficient safeguards in place to monitor its control practices regarding stock option pricing and related financial reporting and to foster an effective flow of information between those responsible for stock option pricing and those responsible for financial reporting. Inadequate training, communication and coordination in and among the Company’s human resources, stock administration, legal and finance functions prevented the Company from assuring that stock options were priced and accounted for correctly, primarily from July 1, 1997 to June 30, 2002.

In addition, the stock option pricing process during that time period was overly dependent on certain former executive officers of the Company, and was administered by a stock option committee that was not always properly constituted and sometimes acted outside the scope of the authority delegated to it by the Company’s Board of Directors. The individual who served as the Company’s Chief Executive Officer during part of that time period and continuing until midway through the last fiscal year, was involved in the past retroactive pricing of stock options. To that extent, the material weaknesses in the Company’s internal control over financial reporting continued until midway through the Company’s fiscal year ended June 30, 2006. However, no issues regarding stock option pricing and accounting arose during the last fiscal year.

Since mid-2002, the Company has made a number of important changes in its controls related to granting, pricing and accounting for stock options. In addition, the Company’s Board of Directors elected a new management team and approved new procedures for approving stock options and other equity awards. These changes including the following:

•	In response to certain of the reporting requirements of the Sarbanes-Oxley Act of 2002, which requires executive officers to report stock option grants within two business days, the Company implemented new procedures for stock option grants that were designed to provide reasonable assurance that stock options were priced on the actual grant date. Since that time, with a few immaterial exceptions, there have been no instances of retroactive pricing of stock options.

•	Also in response to the requirements of the Sarbanes-Oxley Act of 2002, the Company established a confidential hotline for use by employees to report actual or suspected wrongdoing and to answer questions about business conduct. Reports may be made anonymously, and all reports are investigated. Information about this hotline is available on the Company’s internal and external websites, and employees are reminded of its existence at least annually.

•	Effective July 1, 2005, the Company adopted SFAS No. 123(R) and added controls in its stock administration, human resources and finance functions to ensure that stock-based compensation expenses are recorded correctly. In addition, the Company hired individuals knowledgeable about the requirements of SFAS No. 123(R).

•	In January 2006, a new management team elected by the Board of Directors took office. The new management team is led by Richard P. Wallace, the Chief Executive Officer. After joining the Company in 1988, Mr. Wallace had spent most of his career in business unit roles, with no responsibility for corporate functions and no participation in the stock option granting process until mid-2005. During January 2006, well before the stock option issues were discovered, Mr. Wallace launched a number of key initiatives designed to foster open and direct communications and to establish a “tone at the top” based on integrity and excellence. Mr. Wallace regularly communicates with all employees to reinforce these values, and the Company believes that these values have been embraced by the management team and general employee population.

•	As a result of the Special Committee investigation, in the fall of 2006, the Board of Directors suspended use of the stock option committee and delegated sole authority for granting stock options and restricted stock awards to the full Compensation Committee, subject to ratification by the Board of Directors, with the grant date being the date of the Compensation Committee approval and with the pricing based on the market price on the grant date. The Board of Directors may in the future evaluate the possibility of again using a stock option committee, and, if so, the Company will implement additional controls designed to assure that the stock option committee is properly constituted and acts within the scope of its delegated authority.

The Company believes that these changes remediated the past material weaknesses identified above and reduced to remote the likelihood that any retroactive pricing of stock options or any material error in accounting for stock options would not have been detected as of June 30, 2006. As a result, the Company believes that the likelihood that a material error in its financial statements that could have originated during the last fiscal year and would not have been detected as of June 30, 2006 was remote.

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this Annual Report are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) (Disclosure Controls) as of the end of the period covered by this Report required by Exchange Act Rules 13a-15(b) or 15d-15b. The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on this evaluation, the CEO and our CFO have concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company’s Disclosure Controls include components of its internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of the Company’s internal control over financial reporting are included within its Disclosure Controls, they are included in the scope of the Company’s annual controls evaluation.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2006. The assessment by the Company’s management of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 101 of this Report.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that the Company’s Disclosure Controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION ABOUT THE DIRECTORS AND THE NOMINEES

The following table sets forth certain information with respect to the Company’s Board of Directors as of December 31, 2006:

	Principal Occupation of Board Members During the Past Five Years	Age
Class II Directors[1]

H. Raymond Bingham

H. Raymond Bingham has been a Director of KLA-Tencor since August 2000. Since November 2006, Mr. Bingham has been a managing director of General Atlantic LLC, a global private equity firm and head of the firm’s Palo Alto office. Mr. Bingham served as President and Chief Executive Officer of Cadence Design Systems, Inc. (“Cadence”) from April 1999 to April 2004. He was the Executive Chairman of the Board of Directors of Cadence from May 2004 to July 2005 and was a director of Cadence from November 1997 to July 2005. From 1993 to April 1999, Mr. Bingham served as Executive Vice President and Chief Financial Officer of Cadence. Prior to joining Cadence, Mr. Bingham was Executive Vice President and Chief Financial Officer of Red Lion Hotels, Inc. for eight years. Mr. Bingham also serves on the boards of directors of Flextronics International Ltd. and Oracle Corporation.

		61

Robert T. Bond	Robert T. Bond has been a Director of KLA-Tencor since August 2000. From April 1996 to January 1998, Mr. Bond served as Chief Operating Officer of Rational Software Corporation. Prior to that, he held various executive positions at Rational Software Corporation. Mr. Bond was employed by Hewlett-Packard Company from 1967 to 1983 and held various management positions during his tenure there. Mr. Bond also serves on the Board of Directors of MontaVista Software.	63

David C. Wang

David C. Wang has been a Director of KLA-Tencor since May 2006. Mr. Wang has served as President, Boeing-China, of The Boeing Corporation since 2002. Prior to joining Boeing, he spent 22 years at General Electric Company, where he worked in various capacities, including most recently as Chairman and Chief Executive Officer of GE China. In addition, Mr. Wang served in executive positions with GE in Singapore, Malaysia and Mexico. Prior to joining GE, Mr. Wang held various engineering positions at Emerson Electric Co. Mr. Wang is also a director of Linktone, Ltd. He currently resides in Beijing and also serves on the Beijing International MBA Program Advisory Board at Beijing University and the Western Academy of Beijing Education Foundation.

		62
Class I Directors

Lida Urbanek	Lida Urbanek has been a Director of KLA-Tencor since April 1997. Ms. Urbanek is a private investor. She was a director of Tencor Instruments from August 1991 until April 1997 (when it was merged into KLA-Tencor).	63

1	To be nominated for election at the next Annual Stockholders’ Meeting.

	Principal Occupation of Board Members During the Past Five Years	Age
Class III Directors

Edward W. Barnholt

Edward W. Barnholt has been a Director of KLA-Tencor since 1995, and was named Chairman of the Board of Directors of KLA-Tencor in October 2006. From March 1999 to March 2005, Mr. Barnholt was President and Chief Executive Officer of Agilent Technologies, Inc. (“Agilent”) and from November 2002 to March 2005, he was Chairman of the Board of Directors of Agilent. On March 1, 2005, Mr. Barnholt retired as the Chairman, President and Chief Executive Officer of Agilent. Before being named Agilent’s Chief Executive Officer, Mr. Barnholt served as Executive Vice President and General Manager of Hewlett-Packard Company’s Measurement Organization from 1998 to 1999. From 1990 to 1998, he served as General Manager of Hewlett-Packard Company’s Test and Measurement Organization. He was elected Senior Vice President of Hewlett-Packard Company in 1993 and Executive Vice President in 1996. Mr. Barnholt also serves on the Boards of Directors of Adobe Systems Incorporated and eBay Inc. He also serves on the Board of Trustees of the Packard Foundation and the Board of Directors of The Tech Museum of Innovation.

		63

Stephen P. Kaufman	Stephen P. Kaufman has been a Director of KLA-Tencor since November 2002. Mr. Kaufman has been a Senior Lecturer at the Harvard Business School since January 2001. He was a member of the Board of Directors of Arrow Electronics, Inc. from 1984 to May 2003. From 1986 to June 2000, he was Chief Executive Officer of Arrow. From 1985 to June 1999, he was also Arrow’s President. From 1994 to June 2002, he was Chairman of the Board of Directors of Arrow. Mr. Kaufman also serves on the Board of Directors of Harris Corporation.	64

Richard P. Wallace

Richard P. Wallace has been a director and the Chief Executive Officer of KLA-Tencor since January 2006. Mr. Wallace was President and Chief Operating Officer from July 2005 through December 2005. He was Executive Vice President of the Customer Group from May 2004 to July 2005. Mr. Wallace was Executive Vice President of the Wafer Inspection Group from July 2000 to May 2004. From July 1999 to June 2000, he was the Group Vice President for Lithography and Films. From April 1998 to June 1999, he was Vice President and General Manager of the Mirage Group. From 1995 to March 1998, Mr. Wallace was Vice President and General Manager of the Wisard division. He currently serves on the Board of Directors of North American SEMI, an industry trade association. Mr. Wallace joined KLA-Tencor in 1988 as an applications engineer. Earlier in his career, he held positions with Ultratech Stepper and Cypress Semiconductor. He earned his bachelor’s degree in electrical engineering from the University of Michigan and his master’s degree in engineering management from Santa Clara University, where he also taught strategic marketing and global competitiveness courses upon his graduation.

		46

INFORMATION ABOUT EXECUTIVE OFFICERS

Set forth below are the names, ages and positions of the executive officers of KLA-Tencor as of December 31, 2006.

Name and Position	Principal Occupation of the Executive Officers During the Past Five Years	Age
Richard P. Wallace Chief Executive Officer	See “Information About the Directors and the Nominees” above.	46

John H. Kispert President & Chief Operating Officer	John H. Kispert has been President and Chief Operating Officer since January 2006. Prior to that, Mr. Kispert served as Chief Financial Officer and Executive Vice President of the Company since July 2000. From July 1999 to July 2000, he was Vice President of Finance and Accounting. From February 1998 to July 1999, he was Vice President of Operations for the Wafer Inspection Group. Mr. Kispert joined KLA-Tencor in February 1995 and has held a series of other management positions within the Company.	43

Jeffrey L. Hall Senior Vice President & Chief Financial Officer

Jeffrey L. Hall was appointed Senior Vice President and Chief Financial Officer of the Company in January 2006. From July 2004 until his appointment as Chief Financial Officer, Mr. Hall served as Vice President, Finance and Treasurer of the Company. From July 2003 to July 2004, Mr. Hall was Vice President, Finance and Accounting, and from April 2001 to July 2003, he was Vice President, Mergers & Acquisitions and Corporate Planning. Mr. Hall began his career at KLA-Tencor in January 2000 as Director, Mergers and Acquisitions. Before joining KLA-Tencor, Mr. Hall was Chief Financial Officer of Sonoma Resorts. He also held financial positions at The Walt Disney Company, AT&T and NCR Corporation. Mr. Hall earned his bachelor’s degree in finance from Indiana University and his master’s degree in business administration from the University of Dayton.

		39

Lawrence A. Gross Executive Vice President-Legal & Interim General Counsel

Lawrence A. Gross was elected Executive Vice President-Legal and Interim General Counsel of KLA-Tencor Corporation in October 2006. Mr. Gross joined the Company in September 2006 in an interim role to assist with the stock option investigation and related matters and with managing the Company’s legal function. From 1986 to March 2006, Mr. Gross was the chief counsel of SunGard Data Systems Inc., a global provider of software and processing solutions headquartered in Wayne, Pennsylvania. From 2005 to 2006, Mr. Gross was SunGard’s Senior Vice President—Chief Administrative Officer and Chief Legal Officer, and from 1986 to 2004, Mr. Gross was SunGard’s General Counsel and Vice President or Senior Vice President. Before joining SunGard, Mr. Gross was a corporate attorney at Blank Rome LLP, a full-service law firm based in Philadelphia. Mr. Gross is a 1979 magna cum laude graduate of the University of Michigan Law School and also holds bachelor’s and master’s degrees from the University of Michigan.

		54

Name and Position	Principal Occupation of the Executive Officers During the Past Five Years	Age
Jorge L. Titinger Senior Vice President & Chief Administrative Officer

Jorge L. Titinger has served as Senior Vice President and Chief Administrative Officer of KLA-Tencor since January 2006; in this role, he is responsible for Information Technology, Corporate Learning & Development, Facilities, Security and the Company’s globalization initiative. From January 2005 until January 2006, Mr. Titinger was Senior Vice President and General Manager of the Company’s Global Support Services Group, and from January 2004 to January 2005, he was Vice President and General Manager of the Company’s Global Customer Operations Group. Mr. Titinger joined KLA-Tencor in December 2002 as Vice President and General Manager of the Texas Instruments Strategic Business Unit and the Central U.S. Business Unit. Prior to joining KLA-Tencor, Mr. Titinger held several executive positions at Applied Materials, Inc., including Vice President of Operations—Silicon Business Sector Products from July 2001 to December 2002, Vice President of Operations—Dielectric Systems & Modules from January 2000 to July 2001, and Vice President & General Manager—Global Service Parts and Logistics Division from December 1998 to January 2000. Before that, Mr. Titinger held executive positions at Insync Systems Inc., Silicon Graphics Inc. and Hewlett-Packard Company. Mr. Titinger holds a bachelor’s degree in electrical engineering, a master’s degree in electrical engineering, and a master’s degree in engineering management and business from Stanford University.

45

Benjamin Tsai Executive Vice President & Chief Technology Officer

Bin-ming Benjamin Tsai rejoined KLA-Tencor in October 2006 as the Company’s Executive Vice President and Chief Technology Officer. Before returning to KLA-Tencor, Dr. Tsai held the position of Senior Vice President, Technology at Tokyo Electron Limited from January 2005 to October 2006. Previously, Dr. Tsai spent twenty years at KLA-Tencor in various positions. From 2000 to 2004, Dr. Tsai served as the Company’s Group Vice President, Chief Technology Officer of Systems; in this position, he was responsible for some of the Company’s key technology alliances for optics and sensors. From 1998 to 1999, he was General Manager of the WIN Division, and from 1994 to 1998, he was Chief Technology Officer of KLA Instruments. Dr. Tsai holds over twenty patents in the areas of inspection and metrology. He received a bachelor’s degree in electrical engineering from the National Taiwan University and a master’s degree and Ph.D. in electrical engineering from the University of Illinois at Urbana-Champaign.

48

ABOUT THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors

The Board of Directors of the Company held a total of seven meetings during the fiscal year ended June 30, 2006.

All Directors during the last fiscal year other than Kenneth Levy (who retired on October 16, 2006), Jon D. Tompkins (who resigned on December 21, 2006) and Mr. Wallace met the definition of independence within the meaning of the Nasdaq National Market director independence standards. None of the Company’s Directors fall outside of the SEC’s 10% ownership safe harbor.

The Board of Directors has three standing committees: the Audit Committee; the Compensation Committee; and the Nominating and Governance Committee. The Board of Directors has determined that each of the members of each of the Committees has no material relationship with the Company (including any relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment as a Director) and is independent within the meaning of the Nasdaq National Market director independence standards, including in the case of the Audit Committee, the heightened “independence” standard required for audit committee members.

Each Committee meets regularly and has a written charter approved by the Board of Directors, all of which were attached as appendices to the Proxy Statement related to our 2003 Annual Meeting, which was filed with the Securities and Exchange Commission on September 23, 2003 and are available via our website at http://ir.kla-tencor.com. At each regularly scheduled Board of Directors meeting, a member of each Committee reports on any significant matters addressed by the Committee. In 2002, after reviewing the Sarbanes-Oxley Act of 2002 and the proposed rules of the SEC and the Nasdaq Stock Market, the Board of Directors revised all of its Committee charters to implement voluntarily the proposed standards and to expand the responsibilities of each Committee as well as establish independence and self-assessment requirements. The Board of Directors and each Committee regularly reviews the Committee charters.

During the fiscal year ended June 30, 2006, all incumbent Directors attended at least 80% of the total number of meetings of the Board of Directors and each Director attended at least 80% of the aggregate of the total number of meetings held by all Committees of the Board on which each such Director served (during the periods that each such Director served).

Although we do not have a formal policy mandating attendance by members of the Board of Directors at our annual meetings of stockholders, we do have a formal policy encouraging their attendance at annual meetings of KLA-Tencor stockholders. All of the Directors attended the 2005 Annual Meeting of stockholders.

For more information regarding the responsibilities of our Board Committees, please refer to our charters which can be found on our corporate governance website located at http://ir.kla-tencor.com.

Audit Committee

The Audit Committee is one of three standing committees of the Board of Directors (the other two committees are the Compensation Committee; and the Nominating and Governance Committee). The Audit Committee consists of Mr. Bingham, Mr. Bond, and Mr. Kaufman, with Mr. Wang having observer status. Richard J. Elkus, Jr. was also on the Audit Committee until he retired effective November 4, 2005. The Board of Directors has determined that Mr. Bingham is an “audit committee financial expert” within the meaning of the rules and regulations promulgated by the SEC. During fiscal year 2006, Mr. Bingham was the Chairman of the Audit Committee. The Audit Committee is responsible for appointing, compensating and overseeing the work of the Company’s independent auditors, approving the services performed by the Company’s independent auditors and for reviewing and evaluating the Company’s accounting principles and its system of internal accounting controls. The Audit Committee held six meetings during the last fiscal year.

The Board of Directors has determined that each of the members of the Audit Committee: (1) meets the definition of independence within the meaning of Nasdaq’s director independence standards, (2) meets the definition of audit committee member independence within the meaning of Rule 10A-3 under the Securities Exchange Act of 1934 and (3) has no material relationship with the Company (including any relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment as a Director).

Compensation Committee

The Compensation Committee consists of Mr. Barnholt, Mr. Bond, and Ms. Urbanek. During fiscal year 2006, Mr. Bond was the Chairman of the Compensation Committee. The Compensation Committee reviews and approves the Company’s executive compensation policy and administers the Company’s employee equity award plans. The Compensation Committee also reviews and approves (subject to ratification by the Board of Directors) the cash and equity compensation for our Chief Executive Officer and other executive officers, as well as for members of the Board of Directors. The Compensation Committee held six meetings during the last fiscal year.

Nominating and Governance Committee

The Nominating and Governance Committee consists of Mr. Barnholt, Mr. Bingham and Mr. Kaufman. Mr. Barnholt served as the Chairman of the Nominating and Governance Committee during fiscal year 2006. The Nominating and Governance Committee is primarily responsible for identifying and evaluating the qualifications of all candidates for election to the Board of Directors, as well as reviewing corporate governance policies and procedures. The Nominating and Governance Committee held four meetings during the last fiscal year.

It is the Nominating and Governance Committee’s policy to consider candidates for the Board of Directors recommended by stockholders who have owned at least 1% of the Company’s outstanding shares for at least one year and who have evidenced intent to continue as substantial stockholders for the long term. Stockholders wishing to submit recommendations must notify the Company’s Assistant Secretary in writing of their intent to do so and provide the Company with certain information set forth in Section 11 of our bylaws and all other information regarding nominees that is required to be provided pursuant to Regulation 14A of the Securities Exchange Act of 1934, or as otherwise requested by the Nominating and Governance Committee. In addition, stockholders may nominate candidates for the Board of Directors pursuant to the provisions of Section 11 of our bylaws and in conformance with the requirements of Regulation 14A of the Securities Exchange Act of 1934.

In considering candidates for Director nomination, including evaluating any recommendations from stockholders as set forth above, the Nominating and Governance Committee considers only candidates who have demonstrated executive experience, have experience in an applicable industry, or significant high level experience in accounting, legal or a technical field applicable to the Company. In addition, in evaluating Director candidates, the Nominating and Governance Committee considers all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity of experience and the extent to which the candidate would fill a present need on the Board of Directors.

The Nominating and Governance Committee regularly assesses the appropriate size and composition of the Board of Directors, and whether any vacancies on the Board are expected. In the event that vacancies are anticipated, or otherwise arise, the Nominating and Governance Committee considers potential candidates that may come to its attention through current members of the Board of Directors, professional search firms, stockholders who have owned at least 1% of the Company’s outstanding shares for at least one year and who have evidenced intent to continue as a substantial stockholder for the long term, or other persons. In evaluating properly submitted stockholder recommendations, the Nominating and Governance Committee uses the evaluation standards discussed above and seeks to achieve a balance of knowledge, experience and capability on the Board of Directors.

Code of Ethics

KLA-Tencor expects its Directors, executives and employees to conduct themselves with the highest degree of integrity, ethics and honesty. KLA-Tencor’s credibility and reputation depend upon the good judgment, ethical standards and personal integrity of each Director, executive and employee. In order to provide assurances to KLA-Tencor and its stockholders, KLA-Tencor has implemented standards of business conduct which provide clear guidelines regarding business conduct standards, including those applicable to conflicts of interest, as well as an explanation of the Company’s reporting and investigatory procedures. These standards of business conduct apply to all directors, executives and employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our standards of business conduct can be viewed on our website at http://ir.kla-tencor.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, Board members, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC, and such persons are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that, with the exceptions noted below, during fiscal 2006 all executive officers, Board members and greater than ten percent stockholders of the Company complied with all applicable filing requirements. Due to an administrative error on the part of the Company, the following individuals failed to timely file a Form 4 for one option grant each: Richard Elkus and Robert Bond. Richard Elkus reported his August 9, 2005 option exercises on September 6, 2006 and Robert Bond reported his September 13, 2005 option exercises on September 21, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER MATTERS

Executive Compensation

The following table sets forth the compensation earned for services rendered in all capacities to the Company and its subsidiaries for the fiscal year ended June 30, 2006 and each of the preceding two fiscal years by each person who served as Chief Executive Officer during the fiscal year ended June 30, 2006 and each of the four other most highly compensated executive officers whose salary plus bonus for that fiscal year exceeded $100,000. The listed individuals will be referred to as the named executive officers. No executive officer terminated employment with the Company during fiscal year 2006.

	Annual Compensation						Long-Term Compensation
Name and Principal Position	Year	Salary(1)	Bonus(1)(2)		Other Annual Compensation ($)		Restricted Stock Award(s)(3)		Securities Underlying Options/ SARs (#)	All Other Compensation ($)(4)
Richard P. Wallace Chief Executive Officer	2006	$555,293	$1,185,830		N/A		$5,138,500	(5)	175,000	$1,000
	2005	$392,181	$791,653		N/A		$1,672,395	(5)	86,250	$1,000
	2004	$336,501	$443,730		N/A		N/A		76,250	$1,000

John H. Kispert President & Chief Operating Officer	2006	$499,838	$908,519		N/A		$2,626,500	(6)	100,000	$1,000
	2005	$447,066	$900,251		N/A		$1,966,186	(6)	86,250	$1,000
	2004	$396,393	$658,700		N/A		N/A		76,250	$1,000

Jeffrey L. Hall Senior Vice President & Chief Financial Officer	2006	$272,677	$339,262		N/A		$787,950	(8)	45,000	$1,000
	2005	$240,614	$359,923		N/A		$419,500	(8)	21,950	$1,000
	2004	$194,799	$184,738	(7)	N/A		N/A		14,300	$1,000

Avi Cohen Group Vice President	2006	$325,408	$440,199		N/A		N/A	(10)	75,000	$1,000
	2005	$303,288	$505,920		$34,279	(9)	$1,355,986	(10)	81,000	$1,000
	2004	$253,346	$295,975		$83,405	(9)	N/A		40,250	$1,000

Lance Glasser Chief Technical Officer	2006	$325,393	$459,292		$2,896	(11)	N/A	(12)	75,000	$1,000
	2005	$300,606	$473,744		$1,480	(11)	$1,355,986	(12)	78,750	$1,000
	2004	$241,760	$267,046		$740	(11)	N/A		25,750	$1,000
Former Officers
Kenneth L. Schroeder (13) Former Chief Executive Officer	2006	$750,090	$1,500,181		N/A		N/A		325,800	$1,000
	2005	$746,460	$2,018,130		N/A		$4,068,000		348,300	$1,000
	2004	$581,195	$1,183,023		N/A		N/A		158,950	$0

(1)	Includes amounts deferred by the named Executive Officer.

(2)	In addition to the amounts earned under the Company’s regular Annual Performance Bonus Plan, this column includes amounts earned under the Company’s Outstanding Corporate Performance Executive Bonus Plan (“OCPB”). 34% of the OCPB earned in 2006 was paid shortly after the close of the fiscal year. The remaining 66% is automatically deferred into the Company’s Executive Deferred Savings Plan (“EDSP”) as a Company contribution and vests 50% after year one, and the remaining 50% after year two. Executives who terminate employment before the end of the vesting period will receive a pro rata distribution of the deferred bonus amount. The total bonus amount earned by each named executive officer for fiscal year 2006 is comprised as follows:

Mr. Wallace: 37% Annual Performance Bonus and 63% OCPB

Mr. Kispert: 37% Annual Performance Bonus and 63% OCPB

Mr. Hall: 37% Annual Performance Bonus and 63% OCPB

Mr. Cohen: 37% Annual Performance Bonus and 63% OCPB

Mr. Glasser: 39% Annual Performance Bonus and 61% OCPB

Mr. Schroeder: 50% Annual Performance Bonus and 50% OCPB

(3)	These awards consist of restricted stock units (RSUs). Each unit represents the right to receive one share of the Company’s common stock upon the vesting of that unit. These RSUs vest 50% at four years from award date and the remaining 50% at five years from award date, with each installment contingent upon the executive’s continued employment with the Company through the applicable vesting date. The award does not include any dividend or dividend-equivalent rights with respect to the underlying shares of the Company’s common stock

(4)	These are the amounts contributed by the Company as a matching contributions to the 401(k) plan.

(5)	On June 30, 2006, Mr. Wallace held RSUs for 141,111 unvested shares of the Company’s common stock with an aggregate fair market value of $5,865,984 based on the $41.57 per share fair market value of the common stock on that date. RSU awards granted to Mr. Wallace for the respective fiscal years are as follows:

2006: 25,000 RSUs that had a fair market value per share of $47.95 when awarded on September 26, 2005;

75,000 RSUs that had a fair market value per share of $52.53 when awarded on February 17, 2006.

2005: 41,111 RSUs that had a fair market value per share of $40.68 when awarded on October 18, 2004.

(6)	On June 30, 2006, Mr. Kispert held RSUs for 98,333 shares of the Company’s common stock with an aggregate fair market value of $4,087,703 based on the $41.57 per share fair market value of the common stock on that date. RSU awards granted to Mr. Kispert for the respective fiscal years are as follows:

2006: 50,000 RSUs that had a fair market value per share of $52.53 when awarded on February 17, 2006.

2005: 48,333 RSUs that had a fair market value per share of $40.68 when awarded on October 18, 2004.

(7)	Includes $654 of profit sharing paid.

(8)	On June 30, 2006, Mr. Hall held RSUs for 25,000 shares of the Company’s common stock with an aggregate fair market value of $1,039,250 based on the $41.57 per share fair market value of the common stock on that date. RSU awards granted to Mr. Hall for the respective fiscal years are as follows:

2006: 15,000 RSUs that had a fair market value per share of $52.53 when awarded on February 17, 2006.

2005: 10,000 RSUs that had a fair market value per share of $41.95 when awarded on May 16, 2005.

(9)	In FY 2004, Mr. Cohen received a $62,257 housing allowance, a management retention award in the amount of $17,587, and $3,561 as reimbursement for relocation expenses. In FY 2005, Mr. Cohen received a management retention award in the amount of $33,539 as well as patent awards.

(10)	On June 30, 2006, Mr. Cohen held RSUs for 33,333 shares of the Company’s common stock with an aggregate fair market value of $1,385,653 based on the $41.57 per share fair market value of the common stock on that date. These RSUs were awarded to Mr. Cohen on October 18, 2004 when the fair market value per share of the underlying common stock was $40.68.

(11)	Represents amounts received by Mr. Glasser for patent awards.

(12)	On June 30, 2006, Mr. Glasser held RSUs for 33,333 shares of the Company’s common stock with an aggregate fair market value of $1,385,653 based on the $41.57 per share fair market value of the common stock on that date. These RSUs were awarded to Mr. Glasser on October 18, 2004 when the fair market value per share of the underlying common stock was $40.68.

(13)	Mr. Schroeder was the Chief Executive Officer until December 31, 2005. On June 30, 2006, Mr. Schroeder held RSUs for 100,000 shares of the Company’s common stock with an aggregate fair market value of $4,157,000 based on the $41.57 per share fair market value of the common stock on that date. These RSUs were awarded to Mr. Schroeder on October 18, 2004 when the fair market value per share of the underlying common stock was $40.68. As a result of the termination of Mr. Schroeder’s employment on October 16, 2006, vesting of his RSUs ceased and all of his outstanding RSUs (which were all unvested) were canceled.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Stock Option Grants and Exercises

The following tables set forth the number of securities underlying stock options granted to the named executive officers under the Company’s stock option plans and the options exercised by such named executive officers during the fiscal year ended June 30, 2006. No stock appreciation rights were granted to any of the named executive officers during the 2006 fiscal year.

	Number of Securities Underlying Options(1)	Percent of Total Options Granted to Employees in Fiscal Year(2)	Exercise or Base Price ($/share)	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term ($)(3)
					5%	10%
Richard P. Wallace	125,000		$47.95	9/26/2012	$2,440,058	$5,686,373
Chief Executive Officer	50,000		$52.53	2/17/2013	$1,069,249	$2,491,805
Total	175,000	3.60%			$3,509,307	$8,178,179

John H. Kispert	75,000		$47.95	9/26/2012	$1,464,035	$3,411,824
President & Chief Operating Officer	25,000		$52.53	2/17/2013	$534,625	$1,245,903
Total	100,000	2.06%			$1,998,660	$4,657,727

Jeffrey L. Hall	30,000		$47.95	9/26/2012	$585,614	$1,364,730
Senior Vice President & Chief Financial Officer	15,000		$52.53	2/17/2013	$320,775	$747,542
Total	45,000	0.93%			$906, 389	$2,112,271

Avi Cohen	75,000		$47.95	9/26/2012	$1,464,035	$3,411,824
Group Vice President
Total	75,000	1.54%			$1,464,035	$3,411,824

Lance Glasser Chief Technical Officer	75,000		$47.95	9/26/2012	$1,464,035	$3,411,824
Total	75,000	1.54%			$1,464,035	$3,411,824

Kenneth L. Schroeder	75,000		$47.95	9/26/2015	$2,261,662	$5,731,496
Former Chief Executive	175,000		$47.95	9/26/2015	$5,277,212	$13,373,491
Officer(4)	75,800		$47.95	9/26/2015	$2,285,787	$5,792,632
Total	325,800	6.71%			$9,824,661	$24,897,620

(1)	20% of each option will vest and become exercisable upon the optionee’s completion of one year of employment with the Company measured from the applicable grant date, and the balance of each option will vest and become exercisable over in 48 successive equal monthly installments upon the optionee’s completion of additional month of employment thereafter. The grant dates for the options were September 26, 2005 and February 17, 2006.
(2)	Based on a total of 4,856,055 options granted to employees in fiscal year 2006.
(3)	The 5% and 10% assumed rates of appreciation are prescribed by the rules and regulations of the Securities and Exchange Commission and do not represent the Company’s estimate or projection of the future trading prices of the Company’s common stock. The calculations assume annual compounding and continued retention of the options or the underlying common stock for the full year option term. Unless the market price of the common stock actually appreciates over the option term, no value will be realized by the optionee from these option grants. Actual gains, if any, on option exercises are dependent on numerous factors, including, without limitation, the future performance of the Company, overall business and market conditions, and the optionee’s continued employment throughout the vesting period and the option term. None of those factors are reflected in the calculations.

(4)	As a result of the termination of Mr. Schroeder’s employment on October 16, 2006, vesting of his stock options ceased and all of his outstanding unvested stock options were canceled. All of the options in the table were unvested as of October 16, 2006, with the exception of 15,000 vested options shares which subsequently expired under the terms of Mr. Schroeder’s agreement with the Company and/or the applicable equity plan.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information with respect to exercise of options during fiscal year 2006 by the named executive officers and the unexercised options held by them at the end of such year. No stock appreciation rights were held or exercised by the named executive officers during fiscal year 2006.

	Number of Shares Acquired on Exercise		Value Realized(1)		Number of Securities Underlying Unexercised Options at 6/30/2006		Value of Unexercised In-the-Money Options at 6/30/2006(2)
					Vested	Unvested	Exercisable	Unexercisable
Richard P. Wallace		(3)		(3)	152,710	275,918	$768,254	$238,413
Chief Executive Officer

John H. Kispert(5)	67,500		$1,386,048		103,782	201,918	$309,359	$252,783
President & Chief Operating Officer

Jeffrey L. Hall	7,000		$147,507		66,459	69,552	$185,479	$75,887
Senior Vice President & Chief Financial Officer

Avi Cohen	54,813		$2,119,863		145,498	151,002	$957,924	$165,804
Group Vice President

Lance Glasser	22,000		$880,919		128,482	142,018	$956,569	$150,406
Chief Technical Officer

Kenneth L. Schroeder(4)	206,032		$7,292,153		630,652	939,448	$6,120,407	$2,804,498
Former Chief Executive Officer

(1)	Based on the market price of the purchased shares on the exercise date less the option exercise price paid for those shares.
(2)	Determined on the basis of the closing selling price per share of the Company’s common stock on June 30, 2006 ($41.57) less the option exercise price.
(3)	Mr. Richard Wallace did not exercise any stock options during the last fiscal year.
(4)	In the quarter ended December 31, 2006, 596,740 and 890,914 of Mr. Schroeder’s vested and unvested options, respectively, were canceled in connection with the termination of his employment on October 16, 2006. After giving effect to the cancellations, the values of Mr. Schroeder’s unexercised in-the-money exercisable and unexercisable options at June 30, 2006 were $5,154,622 and $1,526,523, respectively.
(5)	The values of the options held by Mr. Kispert do not reflect the re-pricing of certain of his options in the quarter ended December 31, 2006.

DIRECTOR COMPENSATION

Employee Directors

Members of the Board of Directors who are employees do not receive any additional compensation for their services as Directors.

Outside Directors

Members of the Board who are not employees of the Company (“Outside Directors”) receive equity and cash compensation as determined by the Compensation Committee, subject to ratification by the Board of Directors. Equity compensation to Outside Directors is provided under the Company’s 1998 Outside Director Plan and 2004 Equity Incentive Plan, both of which were approved by stockholders.

Outside Director Stock Options

Each Outside Director receives a non-statutory stock option to purchase 5,000 shares of Common Stock as of the date on which such Director first becomes an Outside Director (the “First Option”). If a new Outside Director does not join the Board at the beginning of the Company’s fiscal year, the First Option will be prorated to reflect the quarter in which such new Outside Director joins the Board. In addition, each Outside Director will automatically be granted a series of non-statutory stock options each year to purchase up to an additional 5,000 shares of common stock in the aggregate (collectively the “Subsequent Grant”). The Subsequent Grant will be provided to each Outside Director in 1,250 share option grants each quarter, approximately two business days following the Company’s earnings release for the prior fiscal quarter, with the first such quarterly grant to be made at least 6 months after the date of grant of the First Option. The Chairman of the Audit Committee receives an additional non-statutory stock option grant to purchase another 2,500 shares of common stock on the date of each subsequent annual meeting on which such Director remains the Chairman of the Audit Committee. The term of each option granted under the 1998 Director Plan may not exceed 10 years. The 1998 Director Plan provides that the exercise price shall be equal to the fair market value of the common stock on the date of grant of the option. Options granted under the 1998 Director Plan are fully vested and immediately exercisable upon grant.

Outside Director Restricted Stock Unit Awards

On an annual basis, each Outside Director is awarded restricted stock units with a value of $50,000 at the time of the award. The restricted stock units vest upon completion of one year of Board service measured from the date of grant, but the shares of common stock subject to the vested units are not delivered until 3 years after the date of grant or sooner upon a director’s resignation from the Board.

Cash Compensation

Each Outside Director receives an annual fee of $40,000 and $2,500 for each meeting they attend plus reasonable expenses in attending such meeting. Committee members receive $1,500 per committee meeting they attend. The Committee Chair positions receive an additional annual retainer of $10,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN

Equity Compensation Plan Information

The following table provides information as of June 30, 2006 with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans. The table does not include information with respect to shares of the Company’s common stock subject to outstanding options granted under equity compensation plans or option agreements that were assumed by the Company in connection with the Company’s acquisitions of the companies that originally granted those options. However, Footnote (8) to the table sets forth the total number of shares of common stock issuable upon the exercise of those assumed options as of June 30, 2006, and the weighted-average exercise price of those options. Except for the adjustments described in Footnote (8) with respect to the outstanding assumed options, no additional options may be granted under those assumed plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options(1)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities remaining available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)(2)
	A	B	C
Equity Compensation Plans Approved by Stockholders	24,431,083	$40.26	8,122,294
Equity Compensation Plans Not Approved by Stockholders	5,931,209	$38.96

Total	30,362,292	$40.00	8,122,294

(1)	Amounts shown are for options granted only. There were 1,105,060 shares of Restricted Stock Units issued under the 2004 Plan as of June 30, 2006.
(2)	Any 2004 Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the plan as 1.8 shares for every one share subject thereto. To date, all restricted stock units issued under the 2004 Plan had an exercise price less than 100% of fair value of the Company’s common stock at the grant date. As of June 30, 2006, the number of shares remaining available for future issuance under the Company’s equity compensation plans was 8,122,294 shares which includes 1,803,864 shares reserved for issuance under the Employee Stock Purchase Plan, adjusted by the restricted stock units granted with the 1.8 ratio applied as required by the 2004 Plan.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Mr. Bond (Chair), Mr. Barnholt and Ms. Urbanek. None of these individuals were officers or employees of the Company at any time during the 2006 fiscal year or at any other time. During the 2006 fiscal year, there was no instance where an executive officer of the Company served as a member of the board of directors or compensation committee of any entity and an executive officer of that entity served on the Company’s Board of Directors or Compensation Committee.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

As of June 30, 2006, based on our review of filings made with the Securities and Exchange Commission, we are aware of the following entities being the beneficial owner of more than 5% of the Company’s common stock:

Name and Address	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned(1)
Capital Guardian Trust Co.(2) 333 South Hope Street Los Angeles, CA 90071	29,588,909	14.86%

Capital Research & Management Co.(2) 333 South Hope Street Los Angeles, CA 90071	18,458,818	9.27%

Fidelity Management Research(2)(3) 1 Federal Street Boston, MA 02109	17,611,015	8.84%

Alliance Bernstein LP(2) 1345 Avenue of the Americas 38th Fl. New York, NY 10105-0096	12,700,633	6.38%

(1)	Based on 199,113,000 outstanding shares of common stock as of December 6, 2006.
(2)	Based on information provided pursuant to Schedule 13F filed with the Securities and Exchange Commission.
(3)	FMR Corp. is a parent holding company and includes shares held by Fidelity Management Research and Fidelity International Limited.

Management

The following table sets forth the beneficial ownership of the Company’s common stock as of December 31, 2006 by all Directors, each of the named executive officers set forth in the Summary Compensation Table, and by all Directors and current executive officers as a group. Shares that become issuable under outstanding restricted stock units upon satisfaction of the applicable vesting requirements are not included in the table but are indicated in footnote 17 to such table:

Name and Address	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned(1)
Richard P. Wallace (2)	231,919	*
Edward W. Barnholt (3)	72,832	*
H. Raymond Bingham (4)	61,000	*
Robert T. Bond (5)	58,000	*
Stephen P. Kaufman (6)	37,000	*
Lida Urbanek (7)	1,385,581	*
David C. Wang	—	*
John H. Kispert (8)	167,941	*
Jeffrey L. Hall (9)	62,828	*
Avi Cohen (10)(13)	—	*
Lance Glasser (11)(13)	46,798	*
Kenneth L. Schroeder (12)(13)	—	*
All Directors and executive officers as a group (12 persons) (14)	2,118,899	1.06%

*	Less than 1%
(1)	Based on 199,725,957 outstanding shares of the common stock of the Company as of December 31, 2006.
(2)	Includes 227,794 shares subject to options which are presently exercisable or will become exercisable within 60 days after December 31, 2006.
(3)	Includes 70,832 shares subject to options which are presently exercisable or will become exercisable within 60 days after December 31, 2006.
(4)	Includes 60,000 shares subject to options which are presently exercisable or will become exercisable within 60 days after December 31, 2006.
(5)	Includes 55,000 shares subject to options which are presently exercisable or will become exercisable within 60 days after December 31, 2006.
(6)	Includes 35,000 shares subject to options which are presently exercisable or will become exercisable within 60 days after December 31, 2006.
(7)	Includes 81,666 shares subject to options which are presently exercisable or will become exercisable within 60 days after December 31, 2006, 1,271,414 shares of which are held in trust for the benefit of Ms. Urbanek’s family, and 29,555 shares of which are held by the Urbanek Family Foundation.
(8)	Includes 160,700 shares subject to options which are presently exercisable or will become exercisable within 60 days after December 31, 2006, 7,241 shares which are held in trust for the benefit of Mr. Kispert’s family.
(9)	Includes 60,603 shares subject to options which are presently exercisable or will become exercisable within 60 days after December 31, 2006.
(10)	Includes 172,581 shares subject to options which are presently exercisable or will become exercisable within 60 days after December 31, 2006.
(11)	Includes 166,965 shares subject to options which are presently exercisable or will become exercisable within 60 days after December 31, 2006.
(12)	Includes 82,446 shares subject to options which are presently exercisable or will become exercisable within 60 days after December 31, 2006.
(13)	No longer an executive officer of the Company as of December 31, 2006.
(14)	Includes options to purchase an aggregate of 796,130 held by the current officers and directors which are presently exercisable or will become exercisable within 60 days of December 31, 2006.

Name	Number of Shares Subject to Restricted Stock Units
Richard P. Wallace	203,611
John H. Kispert	160,833
Jeffrey L. Hall	43,750
Jorge Titinger	37,600
Lance Glasser	33,333

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Change of Control Agreements

Kenneth L. Schroeder

On December 21, 2005, the Company entered into an amended and restated employment agreement with Mr. Schroeder (the “Schroeder Agreement”) which replaced and superseded Mr. Schroeder’s prior employment agreement. The Schroeder Agreement addressed Mr. Schroeder’s terms of employment with the Company as President and Chief Executive Officer as well as employment terms if he were to become a part-time employee. In pertinent part, the Schroeder Agreement specified (a) the terms of compensation and benefits for Mr. Schroeder if his status with the Company were to change from full-time to part-time employment (under which part-time status he would continue to receive his base salary, bonuses and equity vesting similar to when he was a full-time employee for a specified period), (b) circumstances in the event of a change-of-control of the

Company under which the vesting of his equity awards would accelerate in full, (c) circumstances in which he would forfeit certain equity awards and forego future cash payments (e.g., a termination for “cause”), and (d) his obligations to abide by a non-competition provision.

On October 16, 2006, following the Special Committee investigation of the Company’s historical stock option practices, the Company terminated all aspects of Mr. Schroeder’s employment relationship and all employment or service arrangements between Mr. Schroeder and the Company. In connection with Mr. Schroeder’s termination, the Company canceled all outstanding vested stock options held by Mr. Schroeder that were retroactively priced or otherwise improperly granted. In addition, all of the unvested stock options and equity awards held by Mr. Schroeder on his termination date immediately ceased vesting and were canceled. On November 10, 2006, Mr. Schroeder’s counsel informed the Company that Mr. Schroeder contests the Company’s right to terminate his employment relationship and agreement and to cancel any of his options. The Company intends to vigorously defend any claims that may be made by Mr. Schroeder regarding these matters, which could involve a material amount.

Kenneth Levy

In connection with the merger between KLA Instruments Corporation and Tencor Instruments (effective April 30, 1997), the Company entered into identical employment arrangements, subsequently amended, (the “Retention and Non-Competition Agreement”) with Messrs. Levy and Schroeder. (Mr. Schroeder’s Retention and Non-Competition Agreement was replaced and superseded in its entirety by the Schroeder Agreement described above, which was subsequently terminated). Mr. Levy’s Retention and Non-Competition Agreement, as amended, addressed Mr. Levy’s terms of employment with the Company as well as employment terms if he were to become a part-time employee. In pertinent part, Mr. Levy’s Agreement specified (a) the terms of compensation and benefits for Levy if his status with the Company were to change from full-time to part-time employment (under which part-time status he would continue to receive his base salary, bonuses and equity vesting similar to when he was a full-time employee for a specified period), (b) circumstances in which he would forfeit certain equity awards and foregoing future cash payments (e.g., a termination for “cause”), and (c) his obligations to abide by a non-competition provision.

On October 16, 2006, the Company and Mr. Levy entered into a Separation Agreement and General Release (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, (a) Mr. Levy’s prior Retention and Non-Competition Agreement was terminated by mutual agreement and Mr. Levy retired as a director and employee of the Company and was named Chairman Emeritus, (b) all outstanding retroactively priced stock options held by Mr. Levy have been re-priced, with the exercise prices of such stock options being increased to the market prices on the corrected measurement dates, and (c) Mr. Levy will be entitled to receive the following benefits: (i) a lump sum payment equal to $37,500, (ii) continued secretarial services until he reaches age 70, and (iii) maintenance of an executive office off the Company’s premises until he reaches age 70.

Other Executive Officers

In fiscal year 2002, the Board of Directors approved individual “change-in-control” agreements for Messrs. Schroeder and Kispert (Mr. Schroeder’s change-in-control agreement was replaced and superseded in its entirety by the Schroeder Agreement described above, which was subsequently terminated.) The change-in-control provisions of Mr. Kispert’s agreement take effect if his employment is terminated involuntarily or constructively within two years after a change in control of the Company. If the provisions become effective, Mr. Kispert, would become eligible to receive: (i) an amount equal to two times his annual compensation, (ii) an amount equal to two times his bonus amount, (iii) continuation of health benefits for two years, and (iv) full acceleration of vesting for all options held. For the purpose of this agreement, a change in control occurs upon merger of the Company with or into another corporation, or a change in more than half of the total voting power of the Company, or upon the sale of substantially all of the assets of the Company. Mr. Kispert’s agreement was replaced and superseded in its entirety by the Executive Severance Plan adopted on February 17, 2006, as described below.

Executive Severance Plan

On February 17, 2006, the Board of Directors of KLA-Tencor Corporation (the “Company”) adopted the KLA-Tencor Corporation Executive Severance Plan (“Plan”). The Plan specifies the compensation and benefits that Plan participants will receive in the event of termination of employment with the Company. In exchange for receiving severance benefits under the Plan, participants will be required to agree to non-compete and non-solicitation restrictions for the period of time during which they are receiving Plan benefits. The severance period for individual participants, and whether or not participants will be eligible for pre-change of control severance benefits will be determined by the Compensation Committee.

Plan participants are the Company’s Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), and Chief Financial Officer (“CFO”). If the CEO or COO are terminated other than for cause or voluntarily for good reason prior to a change in control they will receive (i) two years’ base salary, (ii) a pro rated annual incentive payment, (iii) pro rated vesting on any equity awards through the end of the month of their termination of employment, (iv) any stock options or stock appreciation rights granted after February 16, 2006 will have a post-termination exercise period of one year, or, if less, the original term of the award.

If the CEO is terminated other than for cause or voluntarily for good reason within two years following a change in control, he will receive (i) three years’ base salary, (ii) three years’ annual incentive payment paid at his target bonus amount, (iii) 100% vesting acceleration on any equity awards, and (iv) any stock options or stock appreciation rights granted after February 16, 2006 will have a post-termination exercise period of one year, or, if less, the original term of the award.

If the COO or the CFO are terminated other than for cause or voluntarily for good reason within two years following a change in control, they will receive (i) two years’ base salary (ii) two years’ annual incentive payment paid at their target bonus amounts, (iii) 100% vesting acceleration on any equity awards, and (iv) any stock options or stock appreciation rights granted after February 16, 2006 will have a post-termination exercise period of one year, or, if less, the original term of the award.

ITEM 14.	PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

Fees

The aggregate fees billed by PricewaterhouseCoopers LLP, KLA-Tencor’s independent registered public accounting firm, in fiscal years 2006 and 2005 were as follows:

Services Rendered/Fees	2006	2005
Audit Fees(1)	$3,170,000	$3,215,000
Audit-Related Fees(2)	$207,000	$32,000
Total Audit and Audit-Related Fees	$3,388,000	$3,247,000
Tax Compliance	$174,000	$371,000
Tax Planning and Consulting	$372,000	$462,000
Total Tax Fees(3)	$545,000	$833,000
All Other Fees(4)	$0	$91,000

(1)	For professional services rendered for the audits of annual financial statements set forth in KLA-Tencor’s Annual Report on Form 10-K for fiscal years 2006 and 2005, the review of quarterly financial statements included in KLA-Tencor’s Quarterly Reports on Form 10-Q for fiscal years 2006 and 2005 and fees for services related to statutory and regulatory filings or engagements.
(2)	For fiscal year ended 2006 and 2005, assurance and related services related to accounting consultations, work related to the Sarbanes-Oxley Act of 2002 and services rendered in connection with acquisition due diligence.
(3)	For fiscal years ended 2006, tax services for U.S. and foreign compliance, tax planning and consulting and 2005, tax services for U.S, foreign tax and expatriate compliance and tax planning and consulting.
(4)	For fiscal years ended 2006 and 2005, fees for services other that those described above.

Pre-approval Policies and Procedures

The Audit Committee has adopted a policy regarding non-audit services provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm. First, the policy ensures the independence of our auditors by expressly naming all services that the auditors may not perform and reinforcing the principle of independence regardless of the type of service. Second, certain non-audit services such as tax-related services and acquisition advisory services are permitted but limited in proportion to the audit fees paid. Third, the Chair of the Audit Committee pre-approves non-audit services not specifically permitted under this policy and the Audit Committee reviews the annual plan and any subsequent engagements. Thus, all of the services described above under audit-related fees, tax fees and all other fees were approved by the Audit Committee pursuant to its pre-approval policies and procedures.

On a quarterly basis, management provides written updates to the Audit Committee providing an update of audit and non-audit services, the amount of audit and non-audit service fees incurred to date, and the estimated cost to complete such services.

There were no instances during the current fiscal year where services were performed by the independent registered public accounting firm where the pre-approval requirements were waived.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements:

The following financial statements and schedules of the Registrant are contained in Item 8 of this Annual Report on Form 10-K:

2. Financial Statement Schedule:

The following financial statement schedule of the Registrant is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements:

Schedule II—Valuation and Qualifying Accounts	132

All other schedules are omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
2.1	Agreement and Plan of Merger relating to the acquisition of ADE Corporation	8-K	No. 000-09992	2.1	February 23, 2006

2.2	Amended and Restated Agreement and Plan of Merger relating to the acquisition of ADE Corporation	8-K	No. 000-09992	2.1	May 26, 2006

3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997

3.2	Certificate of Amendment of Amendment and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001

3.3	Bylaws, as amended November 17, 1998	S-8	No. 333-68415	3.2	December 4, 1998

4.1	Amended and Restated Rights Agreement dated as of August 25, 1996 between the Company and First National Bank of Boston, as Rights Agent. The Agreement includes the Form of Right Certificate as Exhibit A and the Summary of Terms of Rights as Exhibit B	8-A/A, Amendment No. 2	No. 000-09992	1	September 24, 1996

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998

10.2	1997 Employee Stock Purchase Plan*	S-8	No. 333-45271	10.2	January 30, 1998

10.3	Tencor Instruments Amended and Restated 1993 Equity Incentive Plan	S-8	No. 333-22939	10.75	March 7, 1997

10.4	Restated 1982 Stock Option Plan, as amended November 18, 1996*	S-8	No. 333-22941	10.74	March 7, 1997

10.5	Excess Profit Stock Plan*	S-8	No. 333-60883	10.15	August 7, 1997

10.6	Form of KLA-Tencor Corporation Corporate Officers Retention Plan*	S-4	No. 333-23075	10.2	March 11, 1997

10.7	Form of Indemnification Agreement for directors and executive officers*	10-K	No. 000-09992	10.3	September 29, 1997

10.8	Livermore Land Purchase and Sale Agreement	10-K	No. 000-09992	10.16	September 28, 2000

10.9	Severance Agreement and General Release	10-K	No. 000-09992	10.9	August 30, 2004

10.10	2004 Equity Incentive Plan*	Proxy	No. 000-09992	Appendix A	September 9, 2004

10.11	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004

10.12	Blue29 Corporation 2003 Stock Incentive Plan*	S-8	No. 333-120218	10.1	November 4, 2004

10.13	Option Grant Notification*	8-K	No. 000-09992	10.1	September 29, 2005

10.14	Amended and restated agreement by and between KLA-Tencor Corporation and Kenneth L. Schroeder*	10-Q	No. 000-09992	10.14	February 2, 2006

10.15	KLA-Tencor Corporation Performance Bonus Plan*	10-Q	No. 000-09992	10.15	February 2, 2006

10.16	KLA-Tencor Corporation Executive Severance Plan*	10-Q	No. 000-09992	10.17	February 22, 2006

10.17	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006

10.18	Form of Restricted Stock Unit Award Notification	8-K	No. 000-09992	10.19	September 20, 2006

10.19	Form of Restricted Stock Unit Agreement	8-K	No. 000-09992	10.20	September 20, 2006

10.20	Separation Agreement and General Release by and between KLA-Tencor Corporation and Kenneth Levy	8-K	No. 000-09992	99.1	October 30, 2006

10.21	Amendment No. 1 to Separation Agreement and General Release by and between KLA-Tencor Corporation and Kenneth Levy	8-K	No. 000-09992	99.2	October 30, 2006

10.22	Form of Stock Option Amendment and Special Bonus Agreement	8-K	No. 000-09992	99.1	January 5, 2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.23	KLA-Tencor Corporation Outstanding Corporate Performance Plan for Fiscal 2007 *+

10.24	Agreement by and between KLA-Tencor Corporation and Lawrence Gross (as amended and restated)

10.25	Agreement by and between KLA-Tencor Corporation and Jorge Titinger (as amended and restated)

10.26	Agreement by and between KLA-Tencor Corporation and Ben Tsai (as amended and restated)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	Selected Quarterly Consolidated Financial Data

*	Denotes a management contract, plan or arrangement
+	Confidential treatment has been requested as to a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLA-Tencor Corporation

January 26, 2007	By:	/s/ RICHARD P. WALLACE
(Date)		Richard P. Wallace Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD P. WALLACE Richard P. Wallace	Chief Executive Officer and Director (principal executive officer)	January 26, 2007

/S/ JEFFREY L. HALL Jeffrey L. Hall	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	January 26, 2007

/S/ EDWARD W. BARNHOLT Edward W. Barnholt	Chairman of the Board and Director	January 26, 2007

/S/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	January 26, 2007

/S/ ROBERT T. BOND Robert T. Bond	Director	January 26, 2007

/S/ STEPHEN P. KAUFMAN Stephen P. Kaufman	Director	January 26, 2007

/S/ LIDA URBANEK Lida Urbanek	Director	January 26, 2007

/S/ DAVID C. WANG David C. Wang	Director	January 26, 2007

SCHEDULE II

Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Charged to Expense	Deductions	Balance At End of Period
Year Ended June 30, 2004:
Allowance for Doubtful Accounts	$12,617	$57	$(276)	$12,398

Year Ended June 30, 2005:
Allowance for Doubtful Accounts	$12,398	$228	$(401)	$12,225

Year Ended June 30, 2006:
Allowance for Doubtful Accounts	$12,225	$16	$(133)	$12,108

KLA-TENCOR CORPORATION

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
2.1	Agreement and Plan of Merger relating to the acquisition of ADE Corporation	8-K	No. 000-09992	2.1	February 23, 2006

2.2	Amended and Restated Agreement and Plan of Merger relating to the acquisition of ADE Corporation	8-K	No. 000-09992	2.1	May 26, 2006

3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997

3.2	Certificate of Amendment of Amendment and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001

3.3	Bylaws, as amended November 17, 1998	S-8	No. 333-68415	3.2	December 4, 1998

4.1	Amended and Restated Rights Agreement dated as of August 25, 1996 between the Company and First National Bank of Boston, as Rights Agent. The Agreement includes the Form of Right Certificate as Exhibit A and the Summary of Terms of Rights as Exhibit B	8-A/A, Amendment No. 2	No. 000-09992	1	September 24, 1996

10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998

10.2	1997 Employee Stock Purchase Plan*	S-8	No. 333-45271	10.2	January 30, 1998

10.3	Tencor Instruments Amended and Restated 1993 Equity Incentive Plan	S-8	No. 333-22939	10.75	March 7, 1997

10.4	Restated 1982 Stock Option Plan, as amended November 18, 1996*	S-8	No. 333-22941	10.74	March 7, 1997

10.5	Excess Profit Stock Plan*	S-8	No. 333-60883	10.15	August 7, 1997

10.6	Form of KLA-Tencor Corporation Corporate Officers Retention Plan*	S-4	No. 333-23075	10.2	March 11, 1997

10.7	Form of Indemnification Agreement for directors and executive officers*	10-K	No. 000-09992	10.3	September 29, 1997

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.8	Livermore Land Purchase and Sale Agreement	10-K	No. 000-09992	10.16	September 28, 2000

10.9	Severance Agreement and General Release	10-K	No. 000-09992	10.9	August 30, 2004

10.10	2004 Equity Incentive Plan*	Proxy	No. 000-09992	Appendix A	September 9, 2004

10.11	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004

10.12	Blue29 Corporation 2003 Stock Incentive Plan*	S-8	No. 333-120218	10.1	November 4, 2004

10.13	Option Grant Notification*	8-K	No. 000-09992	10.1	September 29, 2005

10.14	Amended and restated agreement by and between KLA-Tencor Corporation and Kenneth L. Schroeder*	10-Q	No. 000-09992	10.14	February 2, 2006

10.15	KLA-Tencor Corporation Performance Bonus Plan*	10-Q	No. 000-09992	10.15	February 2, 2006

10.16	KLA-Tencor Corporation Executive Severance Plan*	10-Q	No. 000-09992	10.17	February 22, 2006

10.17	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006

10.18	Form of Restricted Stock Unit Award Notification	8-K	No. 000-09992	10.19	September 20, 2006

10.19	Form of Restricted Stock Unit Agreement	8-K	No. 000-09992	10.20	September 20, 2006

10.20	Separation Agreement and General Release by and between KLA-Tencor Corporation and Kenneth Levy	8-K	No. 000-09992	99.1	October 30, 2006

10.21	Amendment No. 1 to Separation Agreement and General Release by and between KLA-Tencor Corporation and Kenneth Levy	8-K	No. 000-09992	99.2	October 30.2006

10.22	Form of Stock Option Amendment and Special Bonus Agreement*	8-K	No. 000-09992	99.1	January 5, 2007

10.23	KLA-Tencor Corporation Outstanding Corporate Performance Plan for Fiscal 2007*+

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.24	Agreement by and between KLA-Tencor Corporation and Lawrence Gross (as amended and restated)

10.25	Agreement by and between KLA-Tencor Corporation and Jorge Titinger (as amended and restated)

10.26	Agreement by and between KLA-Tencor Corporation and Ben Tsai (as amended and restated)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	Selected Quarterly Consolidated Financial Data

*	Denotes a management contract, plan or arrangement
+	Confidential treatment has been requested as to a portion of this exhibit.