Form 10-Q
period 2006-09-30
KLA TENCOR CORP
filed 2007-01-29
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2006

or

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

As of December 31, 2006 there were 199,725,957 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

EXPLANATORY NOTE REGARDING RESTATEMENTS

This Quarterly Report on Form 10-Q for our quarter ended September 30, 2006 includes restatements of our condensed consolidated financial statements for our quarter ended September 30, 2005 (and related disclosures). See Note 2, “Restatements of Consolidated Financial Statements and Special Committee and Company Findings,” to Condensed Consolidated Financial Statements for a detailed discussion of the effect of the restatements.

As a result of an investigation of our historical stock option practices by a Special Committee of our Board of Directors, we discovered that certain of our stock options, primarily those granted from July 1, 1997 to June 30, 2002, had been retroactively priced for all employees who received these grants (less than 15% of these options were granted to executive officers). This means that the option exercise price was not the market price of the option shares on the actual grant date of the option, but instead was a lower market price on an earlier date. The actual grant date—when the essential actions necessary to grant the option were completed, including the final determination of the number of shares to be granted to each employee and the exercise price—is the correct measurement date to determine the market price of the option shares under the accounting rules in effect at the time. More than 95% of the total in-the-money value (market price on the actual grant date minus exercise price) of all of our retroactively priced options was attributable to those granted from July 1, 1997 to June 30, 2002.

We previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” through the fiscal year ended June 30, 2005. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of our retroactively priced options had an exercise price below the market price on the actual grant date, there should have been a charge for each of these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date. That expense should have been amortized over the vesting period of the option. Starting in our fiscal year ended June 30, 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” As a result, for fiscal year 2006, the additional stock-based compensation expense required to be recorded for each retroactively priced option was equal to the incremental fair value of these options on the actual grant date over the remaining vesting period of the option. We did not record these stock-based compensation expenses under APB Opinion No. 25 or SFAS No. 123(R) related to our retroactively priced options in our previously issued financial statements, and that is why we are restating them in this filing. To correct our past accounting for stock options, we recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $348 million for the periods July 1, 1994 to June 30, 2005 under APB Opinion No. 25 and (b) $27 million for the period from July 1, 2005 through September 30, 2006 under SFAS No. 123(R). We expect to amortize an additional $1 million of such pre-tax charges under SFAS No. 123(R) in future periods to properly account for past retroactively priced option grants.

Management reviewed the findings of the Special Committee and conducted its own internal review of our past stock option grants and other aspects of our historical financial statements. Management agrees with the Special Committee that there was retroactive pricing of stock options granted to all option holders, primarily from July 1, 1997 to June 30, 2002. The restatements included in this Quarterly Report on Form 10-Q include adjustments arising from the Special Committee investigation and management’s internal review.

Unless otherwise noted, all of the information in this Quarterly Report on Form 10-Q is as of September 30, 2006. This Report does not reflect any subsequent events that occurred after September 30, 2006 other than the Special Committee investigation, resulting restatements and related matters. We will later restate our previously filed financial statements for the quarters ended December 31, 2005 and March 31, 2006 when included in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2006 and March 31, 2007, respectively. We have not amended and do not intend to amend any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements. Such previous filings should not be relied upon.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

KLA-TENCOR CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)	September 30, 2006	June 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$1,199,969	$1,129,191
Marketable securities	1,225,814	1,196,605
Accounts receivable, net	415,403	439,899
Inventories	490,988	449,156
Deferred income taxes	253,691	253,811
Other current assets	63,166	74,581

Total current assets	3,649,031	3,543,243

Land, property and equipment, net	394,239	395,412
Other assets	647,913	637,256

Total assets	$4,691,183	$4,575,911

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$107,247	$95,192
Deferred system profit	218,589	226,142
Unearned revenue	81,448	80,543
Other current liabilities	534,673	600,604

Total current liabilities	941,957	1,002,481

Commitments and contingencies (Note 11)

Minority interest in subsidiary	4,086	5,439

Stockholders’ equity:
Common stock and capital in excess of par value	1,476,483	1,421,373
Retained earnings	2,249,472	2,137,710
Accumulated other comprehensive income	19,185	8,908

Total stockholders’ equity	3,745,140	3,567,991

Total liabilities, minority interest and stockholders’ equity	$4,691,183	$4,575,911

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
(in thousands except per share data)	2006	2005 As restated (1)
Revenues:
Product	$530,927	$399,001
Service	98,436	85,260

Total revenues	629,363	484,261

Costs and operating expenses:
Costs of revenues*	270,119	215,137
Engineering, research and development*	99,293	98,770
Selling, general and administrative*	105,961	95,364

Total costs and operating expenses	475,373	409,271

Income from operations	153,990	74,990

Interest income and other, net	22,457	14,076

Income before income taxes and minority interest	176,447	89,066

Provision for income taxes	41,368	14,324

Income before minority interest	135,079	74,742

Minority interest	843	745

Net income	$135,922	$75,487

Net income per share:
Basic	$0.68	$0.38

Diluted	$0.67	$0.37

Weighted-average number of shares:
Basic	199,416	197,408

Diluted	203,323	203,292

* includes the following amounts related to equity awards

Costs of revenues	$8,587	$7,178
Engineering, research and development	11,705	13,029
Selling, general and administrative	16,755	19,520

(1)	See Note 2, “Restatements of Consolidated Financial Statements and Special Committee and Company Findings,” to Condensed Consolidated Financial Statements (unaudited)

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended September 30,
(in thousands)	2006	2005 As restated (1)
Cash flows from operating activities:
Net income	$135,922	$75,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,798	17,814
Non-cash, stock-based compensation	37,047	39,727
Tax benefit from employee stock options	465	7,354
Excess tax benefit from stock-based compensation cost	(1,045)	(4,491)
Minority interest	(843)	(745)
Net loss (gain) on sale of marketable securities and other investments	2,199	(441)
Changes in assets and liabilities, net of effect of acquisitions of businesses:
Accounts receivable, net	20,626	20,984
Inventories	(43,104)	(37,967)
Other assets	991	(13,027)
Accounts payable	12,209	(9,288)
Deferred system profit	(7,553)	(27,631)
Other current liabilities	(64,744)	(55,287)

Net cash provided by operating activities	106,968	12,489

Cash flows from investing activities:
Capital expenditures, net	(12,313)	(18,049)
Purchase of available-for-sale securities	(1,156,837)	(1,236,258)
Proceeds from sale of available-for-sale securities	1,001,712	1,260,882
Proceeds from maturity of available-for-sale securities	133,271	63,036

Net cash (used in) provided by investing activities	(34,167)	69,611

Cash flows from financing activities:
Issuance of common stock	18,600	56,142
Stock repurchases	—	(35,488)
Payment of dividends to stockholders	(24,160)	(23,709)
Proceeds from sale of minority interest in subsidiary	—	1,579
Excess tax benefit from stock-based compensation cost	1,045	4,491

Net cash (used in) provided by financing activities	(4,515)	3,015

Effect of exchange rate changes on cash and cash equivalents	2,492	244

Net increase in cash and cash equivalents	70,778	85,359

Cash and cash equivalents at beginning of period	1,129,191	663,163

Cash and cash equivalents at end of period	$1,199,969	$748,522

Supplemental cash flow disclosures:
Income taxes paid, net	$83,868	$8,660

Interest paid	$737	$297

(1)	See Note 2, “Restatements of Consolidated Financial Statements and Special Committee and Company Findings,” to Condensed Consolidated Financial Statements (unaudited)

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation. The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on January 29, 2007.

The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests. All significant intercompany balances and transactions have been eliminated. The Company has included the results of operations of acquired companies from the date of acquisition. See Note 5 – “Business Combinations.”

The results of operations for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2007.

Management Estimates. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements. In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and is the method that was previously used by the Company, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality.” The provisions of SAB No. 108 are effective for the Company for fiscal years beginning July 1, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning July 1, 2008. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

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

In June 2006, the FASB published FASB Interpretation No. 48 (“FIN”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for the Company in fiscal years beginning July 1, 2007. The Company is evaluating the impact of the provisions of this Interpretation on its consolidated financial position, results of operations and cash flows.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for the Company for accounting changes made in fiscal years beginning July 1, 2006; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the FASB published FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this Interpretation did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for the Company for fiscal years beginning July 1, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 – RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS AND SPECIAL COMMITTEE AND COMPANY FINDINGS

Special Committee Investigation of Historical Stock Option Practices

On May 22, 2006, the Wall Street Journal published an article about stock option backdating that questioned the stock option practices at several companies, including KLA-Tencor. On May 23, 2006, the Company received a subpoena from the United States Attorney’s Office for the Northern District of California (“USAO”) and a letter of inquiry from the United States Securities and Exchange Commission (“SEC”) regarding the Company’s stock option practices. Later on May 23, 2006, the Board of Directors appointed a Special Committee composed solely of independent directors to conduct a comprehensive investigation of the historical stock option practices. The Special Committee promptly engaged independent legal counsel and accounting experts to assist with the investigation. The investigation included an extensive review of the Company’s historical stock option practices, accounting policies, accounting records, supporting documentation, email communications and other documentation, as well as interviews of a number of current and former directors, officers and employees. On September 27, 2006, the Special Committee reported the bulk of its findings and recommendations to the Board of Directors.

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

The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” through its fiscal year ended June 30, 2005. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was required to be recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of the Company’s retroactively priced options had an exercise price below the market price on the actual grant date, there should have been a non-cash charge for each of these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date. That expense should have been amortized over the vesting period of the option. Starting in its fiscal year ended June 30, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” As a result, beginning in fiscal year 2006, the additional stock-based compensation expense required to be recorded for each retroactively priced option is equal to the incremental fair value of the option on the actual grant date, amortized over the remaining vesting period of the option. The Company did not record these stock-based compensation expenses under APB Opinion No. 25 or SFAS No. 123(R) related to its retroactively priced options in the Company’s previously issued financial statements, and that is why the Company is restating them in this filing. To correct the Company’s past accounting for stock options, it recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $348 million for the periods from July 1, 1994 to June 30, 2005 under APB Opinion No. 25 and (b) $27 million for the period from July 1, 2005 through September 30, 2006 under SFAS No. 123(R). The Company expects to amortize an additional $1 million of such pre-tax charges under SFAS No. 123(R) in future periods to properly account for past retroactively priced stock options.

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

The Special Committee concluded that, with a few immaterial exceptions, the retroactive pricing of stock options stopped after June 30, 2002. After that time, there were procedures in place to provide reasonable assurance that stock options were priced on the grant date. The Special Committee also concluded that none of the Company’s independent Directors was involved in or aware of the retroactive pricing of stock options. Based on the Special Committee’s report, the Board of Directors concluded that no current members of management were involved in the retroactive pricing of stock options. During its investigation of the Company’s historical stock option practices, the Special Committee did not find evidence of any other financial reporting or accounting issues.

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

The Company adopted SFAS No. 123(R) effective July 1, 2005. The grant date fair values of stock options granted prior to fiscal year 2006 were changed as a result of the findings that certain stock option grants were retroactively priced. This change resulted in additional stock-based compensation expense of $22 million (and a related tax benefit of $12 million) being recognized in fiscal year 2006 and $5 million (and a related tax benefit of $1.6 million) in the quarter ended September 30, 2006 under SFAS No. 123(R).

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

In addition, the Company evaluated the impact of the restatement on its global tax provision. The Company and its subsidiaries file tax returns in multiple tax jurisdictions around the world. In certain jurisdictions, including, but not limited to, the United States and the United Kingdom, the Company is able to claim a tax deduction relative to stock options. In those jurisdictions, where a tax deduction is claimed, the Company has recorded deferred tax assets, totaling $51.6 million at June 30, 2005, to reflect future tax deductions to the extent the Company believes such assets to be recoverable. The Company also believes that it should not have taken a United States tax deduction in prior years for stock option related amounts pertaining to certain executives under Internal Revenue Code (IRC) Section 162 (m). Section 162 (m) limits the deductibility of compensation above certain thresholds. The Company has determined that excess deductions were taken on prior tax returns due to the finding that retroactive pricing of certain stock options occurred. As a result, the Company’s tax liabilities have increased by approximately $8 million.

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

The following tables have been revised to reflect the impact of the additional non-cash charges for stock-based compensation expense and related tax effects as well as additional non-cash adjustments that were previously considered to be immaterial and the correct classification as marketable securities of Variable Rate Demand Notes on:

•	the condensed consolidated statements of operations for the three months ended September 30, 2005.

•	the condensed consolidated statements of cash flows for the three months ended September 30, 2005.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2005
(In thousands, except per share data)	As previously reported	Adjustments	As restated
Revenues:
Product	$399,950	$(949)	$399,001
Service	83,910	1,350	85,260

Total revenues	483,860	401	484,261

Costs and operating expenses:
Costs of revenues*	214,220	917	215,137
Engineering, research and development*	96,751	2,019	98,770
Selling, general and administrative*	92,051	3,313	95,364

Total costs and operating expenses	403,022	6,249	409,271

Income from operations	80,838	(5,848)	74,990

Interest income and other, net	14,776	(700)	14,076

Income before income taxes and minority interest	95,614	(6,548)	89,066

Provision for income taxes	19,681	(5,357)	14,324

Income before minority interest	75,933	(1,191)	74,742

Minority interest	745	—	745

Net income	$76,678	$(1,191)	$75,487

Net income per share:
Basic	$0.39	$(0.01)	$0.38

Diluted	$0.38	$(0.01)	$0.37

Weighted-average number of shares:
Basic	197,408	—	197,408

Diluted	202,715	577	203,292

* includes the following amounts related to equity awards

Costs of revenues	$6,811	$367	$7,178
Engineering, research and development	11,010	2,019	13,029
Selling, general and administrative	17,007	2,513	19,520

Condensed Consolidated Statements of Cash Flows

(in thousands)	Three Months Ended September 30, 2005
	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net income	$76,678	$(1,191)	$75,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,114	700	17,814
Non-cash, stock-based compensation	34,828	4,899	39,727
Minority interest	(745)		(745)
Net gain on sale of marketable securities and other investments	(441)		(441)
Tax benefit from employee stock options	14,145	(6,791)	7,354
Excess tax benefit from stock-based compensation cost	(5,018)	527	(4,491)
Changes in assets and liabilities:
Accounts receivable, net	21,141	(157)	20,984
Inventories	(36,310)	(1,657)	(37,967)
Other assets	(15,085)	2,058	(13,027)
Accounts payable	(9,288)		(9,288)
Deferred system profit	(29,552)	1,921	(27,631)
Other current liabilities	(55,505)	218	(55,287)

Net cash provided by operating activities	11,962	527	12,489
Cash flows from investing activities:
Purchase of property, plant and equipment	(18,049)		(18,049)
Purchase of available-for-sale securities	(1,236,258)		(1,236,258)
Proceeds from sale of available-for-sale securities	1,260,882		1,260,882
Proceeds from maturity of available-for-sale securities	63,036		63,036

Net cash provided by investing activities	69,611	—	69,611
Cash flows from financing activities:
Issuance of common stock	56,142		56,142
Payment of dividends to stockholders	(23,709)		(23,709)
Excess tax benefit from stock-based compensation cost	5,018	(527)	4,491
Stock repurchases	(35,488)		(35,488)
Proceeds from sale of minority interest in subsidiary	1,579		1,579

Net cash provided by financing activities	3,542	(527)	3,015

Effect of exchange rate changes on cash and cash equivalents	244		244

Net increase in cash and cash equivalents	85,359	—	85,359

Cash and cash equivalents at beginning of period	663,163		663,163

Cash and cash equivalents at end of period	$748,522	$—	$748,522

Supplemental cash flow disclosures:
Income taxes paid, net	$8,660		$8,660
Interest paid	$297		$297

In the third quarter of fiscal 2006, the Company corrected the classification of its Variable Rate Demand Notes with reset dates of 90 days or less, moving them from cash equivalents to short-term investments on the Consolidated Balance Sheets. All Balance Sheets in these consolidated financial statements present Variable Rate Demand Notes in marketable securities.

Also, as a result of these changes, purchases and sales of Variable Rate Demand Notes are now presented as investing activities, rather than as changes in cash and cash equivalents. The impact of this change on the Consolidated Statement of Cash Flows was as follows:

	Three months ended September 30, 2005
(in thousands)	As originally reported	As restated
Cash used for purchase of available-for-sale securities	$(950,852)	$(1,236,258)
Proceeds from sale of available-for-sale securities	$884,090	$1,260,882
Proceeds from maturity of available-for-sale securities	$58,336	$63,036
Net cash (used in) provided by investing activities	$(26,475)	$69,611

NOTE 3 – BALANCE SHEET COMPONENTS

(in thousands)	September 30, 2006	June 30, 2006
Cash equivalents and marketable securities
U.S. Treasuries	$13,989	$25,908
U.S. Government agency securities	404,807	353,567
Municipal bonds	957,682	1,001,073
Corporate debt securities	4,012	—
Corporate equity securities	358	362
Money market, bank deposits and other	864,666	804,017

	2,245,514	2,184,927

Less: Cash equivalents	1,019,700	988,322

Marketable securities	$1,225,814	$1,196,605

(in thousands)	September 30, 2006	June 30, 2006
Accounts receivable, net
Accounts receivable, gross	$427,389	$452,007

Allowance for doubtful accounts	(11,986)	(12,108)

	$415,403	$439,899

Inventories
Customer service parts	$175,957	$169,747
Raw materials	129,441	100,532
Work-in-process	101,800	91,413
Finished goods and demonstration equipment	83,790	87,464

	$490,988	$449,156

Property and equipment
Land	$91,172	$86,408
Buildings and improvements	162,530	162,337
Machinery and equipment	392,062	388,113
Office furniture and fixtures	43,085	42,769
Leasehold improvements	143,617	142,587
Construction in process	13,840	12,809

	846,306	835,023
Less: accumulated depreciation	(452,067)	(439,611)

	$394,239	$395,412

Other assets
Goodwill & other intangibles, net	$69,644	$70,341
Long-term investments	174,825	164,552
Deferred tax assets – long-term	393,166	392,028
Other	10,278	10,335

	$647,913	$637,256

Other current liabilities
Warranty and retrofit	$53,409	$50,604
Compensation and benefits	276,351	281,815
Income taxes payable	84,610	126,750
Other accrued expenses	120,303	141,435

	$534,673	$600,604

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill was $49.4 million and $49.3 million as of September 30, 2006 and June 30, 2006, respectively, and was allocated to KLA-Tencor’s reporting units pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, KLA-Tencor completed its annual evaluation of the goodwill by reporting unit during the quarter ended December 31, 2005, and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of fiscal year 2006.

Other Intangible Assets

The components of other intangible assets as of September 30, 2006 and June 30, 2006 were as follows (in thousands):

	September 30, 2006			June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	$13,078	$5,471	$7,607	$13,078	$5,018	$8,060
Patents	18,161	5,972	12,189	18,161	5,622	12,539
Trademark	1,225	796	429	1,225	775	450
Other	200	200	—	200	200	—

Total	$32,664	$12,439	$20,225	$32,664	$11,615	$21,049

During the three months ended September 30, 2005, the Company entered into an agreement to license certain patents for approximately $13.4 million which will be amortized over a period of 10 years. For the three month periods ended September 30, 2006 and 2005, amortization expense for other intangible assets was $0.8 million and $1.2 million, respectively. Based on the intangible assets recorded as of September 30, 2006, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal year ending June 30:	Amount
2007 (remaining 9 months)	$2,551
2008	3,030
2009	2,906
2010	2,906
2011	2,906
Thereafter	5,926

Total	$20,225

NOTE 5 – BUSINESS COMBINATIONS

The business combinations completed during fiscal years 2006 and 2005 are disclosed in Note 6 to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

In connection with the acquisitions completed during fiscal year 2005, KLA-Tencor is subject to a $9.1 million contingent cash payment based on the continued employment of certain employees over two years. The contingency is accounted for as compensation expense over the contingent employment period. During the second quarter of fiscal 2006, $5.4 million of this amount was paid. As of September 30, 2006, $3.7 million of this payment remains outstanding.

NOTE 6 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R), “Share-Based Payment” and SFAS No. 128, “Earnings Per Share.”

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,
	2006	2005 As restated
Numerator:
Net Income	$135,922	$75,487

Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock	199,416	197,408
Effect of dilutive options and restricted stock	3,907	5,884

Denominator for diluted earnings per share	203,323	203,292

Basic earnings per share	$0.68	$0.38

Diluted earnings per share	$0.67	$0.37

Potentially dilutive securities that were excluded from the computation of diluted earnings per share for the above periods because their effect would have been anti-dilutive were as follows (in thousands except price data):

	Three months ended September 30,
	2006	2005
Number of shares	20,179	15,293

During the third quarter of fiscal 2005, the Company’s Board of Directors authorized a quarterly cash dividend of $0.12 per share. The total amount of dividends paid during the three months ended September 30, 2006 and 2005 was $24.2 million and $23.7 million, respectively.

NOTE 7 – STOCK-BASED COMPENSATION

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

During the three months ended September 30, 2006 and 2005, the Company granted approximately 0.2 million and 4.0 million stock options with an estimated total grant date fair value of $1.9 million and $43.2 million after estimated forfeitures, respectively. During the three months ended September 30, 2006 and 2005, the Company recorded stock-based compensation related to stock options of $30.0 million and $34.5 million, respectively. During the three months ended September 30, 2006 and 2005, the Company recorded $5 million and $5 million, respectively, of stock-based compensation expense as a result of the restatement.

As of September 30, 2006, the unrecognized stock-based compensation balance related to stock options was $194.0 million and will be recognized over an estimated weighted-average amortization period of 3.2 years.

The following table shows stock-based compensation capitalized as inventory and deferred system profit as of September 30, 2006 and June 30, 2006.

(in million)	September 30, 2006	June 30, 2006
Inventory	$6.1	$6.0
Deferred system profit	$1.6	$1.6

Valuation Assumptions.

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

	Three months ended September 30,
	2006	2005
Stock option plan:
Expected stock price volatility	35%	29%
Risk free interest rate	5.0%	4.0%
Dividend yield	1.2%	1.0%
Expected life of options (in years)	4.4	4.9
Stock purchase plan:
Expected stock price volatility	35%	36%
Risk free interest rate	5.1%	3.5%
Dividend yield	1.2%	1.1%
Expected life of options (in years)	1.3	1.3

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

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

	Available For Grant	Awards Outstanding	Weighted- Average Exercise Price
Balances as of June 30, 2006	6,318,430	30,362,292	$40.00
Plan shares expired	(427,498)
Options granted	(190,071)	190,071	$41.45
Restricted stock units granted(2)	(4,564,240)
Restricted stock units canceled(2)	76,412
Options canceled/expired/forfeited	686,949	(686,949)	$45.34
Options exercised		(645,123)	$28.45

Balances as of September 30, 2006	1,899,982	29,220,291	$40.34

(1)	Employees received stock options totaling 2,007,283 shares of common stock as an advance on their fiscal year 2006 stock option grants in the first quarter of fiscal 2005. The grant was equivalent to 50% of the employee’s fiscal year 2005 stock option grant. These advanced grant options vest on a six (6) year schedule with 20% of the option shares vesting upon completion of two (2) years of service and the remaining 80% of the option shares vesting in a series of forty-eight (48) successive equal monthly installments upon completion of each additional month of continuous service over the remainder of the vesting term.
(2)	Any 2004 Equity Incentive Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the plan as 1.8 shares for every one share subject thereto.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $44.47 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 11.2 million shares.

The weighted-average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three months ended September 30, 2006 and 2005 was $13.51 and $14.28 per share, respectively.

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $10.0 million and $40.3 million, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended September 30, 2006 and 2005 was approximately $18.4 million and $56.3 million, respectively. In connection with these exercises, the tax benefits realized by the Company for the three months ended September 30, 2006 and 2005 was $3.6 million and $14.1 million, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units.

During the three months ended September 30, 2006 and 2005, the Company’s Board of Directors approved the grant of 2.5 million and 30,000 shares, respectively, of restricted stock units to selected employees. Beginning in the fiscal year 2007, the restricted stock units generally vest in two equal installments on the second and fourth anniversaries of the date of grant. Prior to fiscal year 2007, the restricted stock units generally vested in two equal installments on the fourth and fifth anniversaries of the date of the grant. The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of award. The total grant date fair value of the restricted stock units granted during the three months ended September 30, 2006 and 2005 was $81.3 million and $1.1 million, respectively, after estimated forfeitures. Stock-based compensation cost for restricted stock units for the three months ended September 30, 2006 and 2005 was $2.5 million and $0.8 million, respectively.

As of September 30, 2006, the total unrecognized stock-based compensation balance related to restricted stock units was $104.9 million and will be recognized over an estimated weighted-average amortization period of 3.8 years.

Employee Stock Purchase Plan.

KLA-Tencor’s Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase of KLA-Tencor’s common stock. The employee’s purchase price is derived from a formula based on the fair market value of the common stock at the time of enrollment into the offering period versus the fair market value on the date of purchase. Offering periods are generally two years in length. The compensation cost in connection with the plan for the three months ended September 30, 2006 and 2005 was $4.5 million and $4.4 million, respectively. There were no shares purchased under the employee stock purchase plan during the three months ended September 30, 2006.

The plan shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2,000,000 shares or the number of shares which KLA-Tencor estimates will be required to issue under the plan during the forthcoming fiscal year. At September 30, 2006, a total of 1,803,864 shares were reserved and available for issuance under this plan. On September 28, 2006, the ESPP plan was suspended due to the ongoing stock option investigation.

Former Chief Executive Officer Agreement and Termination.

During November 2005, the Company announced that effective January 1, 2006, Kenneth L. Schroeder would cease to be its Chief Executive Officer and would thereafter be employed as a Senior Advisor. The Company and Mr. Schroeder also revised his prior agreement with the Company and defined the salary, bonus payout and equity award vesting during the period of his employment as a Senior Advisor. Effective January 1, 2006, the Company determined that all service conditions associated with certain prior equity awards under the terms of the revised agreement with Mr. Schroeder had been satisfied; and accordingly, the Company recorded at that time an additional non-cash, stock-based compensation charge of approximately $9.8 million relating to these equity awards. The above mentioned charge is included as a component of Selling, General and Administrative expense during fiscal 2006. On October 16, 2006, following the Special Committee investigation of the Company’s historical stock option practices, the Company terminated all aspects of Mr. Schroeder’s employment relationship and agreement with the Company. As a result, vesting of Mr. Schroeder’s then outstanding stock options and restricted stock awards immediately ceased, and the 890,914 unvested option shares and 100,000 unvested restricted stock award shares held by Mr. Schroeder at the time of termination were canceled. Accordingly, in the second quarter of fiscal 2007 the Company will reverse approximately $20 million of the non-cash, stock-based compensation charge recorded in prior periods. In December 2006, the Company canceled 596,740 vested option shares held by Mr. Schroeder as of the time of termination, representing those shares that had been retroactively priced or otherwise improperly granted.

On September 19, 2006, the Compensation Committee of the Board of Directors approved awards of restricted stock units covering a total of 2,535,689 shares of the Company’s common stock to employees of the Company, including the executive officers. The restricted stock units were awarded under the Company’s 2004 Equity Incentive Plan and each unit will entitle the recipient to one share of common stock when the applicable vesting requirements for that unit are satisfied. However, for each share actually issued under the awarded units, the share reserve under the Plan will be reduced by 1.8 shares, as provided under the terms of such Plan.

NOTE 8 – STOCK REPURCHASE PROGRAM

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

Share repurchases for the three months ended September 30, 2005 were as follows (in thousands):

Three months ended September 30, 2005
Number of shares of common stock repurchased	739
Total cost of repurchase	$35,488

As of September 30, 2005, the amount related to unsettled share repurchases was $2.9 million.

NOTE 9 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three months ended September 30,
	2006	2005 As restated
Net Income	$135,922	$75,487

Other comprehensive income (loss):
Currency translation adjustments	(1,107)	(4,116)
Gain on cash flow hedging instruments	5,094	2,712
Unrealized gains (losses) on investments, net of taxes (benefits) of $3,742 and ($2,587) for the three months ended September 30, 2006 and 2005, respectively	6,290	(4,349)

Other comprehensive income (loss)	10,277	(5,753)

Total comprehensive income	$146,199	$69,734

NOTE 10 – EMPLOYEE BENEFIT PLANS

KLA-Tencor sponsors various retirement and pension plans, including defined contribution and defined benefit plans which cover most employees worldwide. Several of KLA-Tencor’s foreign subsidiaries have retirement plans for full-time employees, some of which are defined benefit plans. KLA-Tencor does not sponsor defined benefit plans in the United States.

Net periodic pension cost, determined in accordance with SFAS No. 87 “Employer’s Accounting for Pensions” for KLA-Tencor’s defined benefit retirement plans for the three months ended September 30, 2006 and 2005 include the following components (in thousands):

	Three months ended September 30,
	2006	2005
Service Cost	$447	$534
Interest Cost	140	127
Expected Return on Assets	(52)	(43)
Amortization of Net Transitional Obligation	8	40
Amortization of Net Gain	33	47

Net periodic pension cost	$576	$705

KLA-Tencor contributed $274,000 and $211,000 to its foreign subsidiary defined benefit pension plans for the three months ended September 30, 2006 and 2005, respectively, and expects to contribute $756,000 during the remainder of fiscal year 2007.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Factoring KLA-Tencor has agreements with financial institutions to sell certain of its trade receivables and promissory notes from customers without recourse. During the three months ended September 30, 2006 and 2005, approximately $79.8 million and $54.5 million of receivables were sold under these arrangements, respectively. KLA-Tencor does not believe it is at risk for any material losses as a result of these agreements.

In addition, from time to time KLA-Tencor will discount without recourse Letters of Credit (“LCs”) received from customers for payment of goods. During the three months ended September 30, 2006 and 2005 several LCs were sold with proceeds totaling $30.2 million and $17.7 million, respectively. Discounting fees of $0.4 million and $0.1 million for the three months ended September 30, 2006 and 2005, respectively, were equivalent to interest expense and were recorded in interest and other income net.

Facilities. KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS No. 13 “Accounting for Leases” and, as such, these facilities are not included on its Condensed Consolidated Balance Sheet.

The following is a schedule of operating leases payments (in thousands):

Fiscal year ending June 30,	Amount
2007 (remaining 9 months)	$4,887
2008	4,904
2009	3,633
2010	2,166
2011	1,508
Thereafter	2,472

Total minimum lease payments	$19,570

Purchase Commitments. KLA-Tencor maintains certain purchase commitments with its suppliers to ensure a smooth and continuous supply chain for key components. KLA-Tencor’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s purchase commitments were approximately $211 million as of September 30, 2006. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

The following table provides the changes in the product warranty accrual for the three months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,
	2006	2005
Beginning balance	$45,642	$46,647
Accruals for warranties issued during the period	14,254	9,969
Changes in liability related to pre-existing warranties	(2,470)	(972)
Settlements made during the period	(10,443)	(10,798)

Ending balance	$46,983	$44,846

KLA-Tencor is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to and cooperating with the Company pursuant to the procedures specified in the particular contract. This usually allows the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company’s obligations under these agreements may be limited in terms of amounts, activity (typically at the Company’s option to replace or correct the products or terminate the agreement with a refund to the other party), and duration. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

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

The Company maintains $25 million of short-term credit facilities in various locations to fund overdraft, Custom’s guarantee for VAT, and letter of credits needs of its subsidiaries in Europe and Asia. A total of $20 million was outstanding under these facilities as of September 30, 2006.

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

Late SEC Filings and Nasdaq Delisting Proceedings. Due to the Special Committee investigation and the resulting restatements, the Company did not file on time its Annual Report on Form 10-K for the year ended June 30, 2006 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. As a result, the Company received two Nasdaq Staff Determination letters, dated September 14, 2006 and November 14, 2006, respectively, stating that it was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that the Company’s stock was subject to delisting from the Nasdaq Global Select Market. The Company appealed this determination and requested a hearing before a Nasdaq Listing Qualifications Panel. On October 26, 2006, the Company attended a hearing, at which it sought appropriate exceptions to the filing requirements from the Panel pending completion and filing of the Company’s delinquent reports. On January 3, 2007, the Panel granted the Company’s request for continued listing of its stock on the Nasdaq Global Select Market, subject to the condition that the Company file its Annual Report on Form 10-K for the year ended June 30, 2006 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on or before January 31, 2007.

Shareholder Derivative Litigation Relating to Historical Stock Option Practices. Beginning on May 22, 2006, several persons and entities identifying themselves as shareholders of KLA-Tencor filed derivative actions purporting to assert claims on behalf of and in the name of the Company against various of the Company’s current and former directors and officers relating to its accounting for stock options issued from 1994 to present. The complaints in these actions allege that the individual defendants breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with the Company’s historical stock option granting process, its accounting for past stock options, and historical sales of stock by the individual defendants. Three substantially similar actions are pending, one in the U.S. District Court for the Northern District of California (which consists of three separate lawsuits consolidated in one action); one in the California Superior Court for Santa Clara County; and one in the Delaware Chancery Court.

The plaintiffs in the derivative actions have asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and abetting such breach, negligence, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, breach of contract, constructive fraud, rescission, and violations of California Corporations Code section 25402, as well as a claim for an accounting of all stock option grants made to the named defendants. KLA-Tencor is named as a nominal defendant in these actions. On behalf of KLA-Tencor, the plaintiffs seek unspecified monetary and other relief against the named defendants. The plaintiffs are James Ziolkowski, Mark Ziering, Alaska Electrical Pension Fund, Jeffrey Rabin, and Benjamin Langford. The individual named defendants are current directors and officers; Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Jeffrey L. Hall, Stephen P. Kaufman, John H. Kispert, Lida Urbanek and Richard P. Wallace; and former directors and officers; Robert J. Boehlke, Leo Chamberlain, Gary E. Dickerson, Richard J. Elkus, Jr., Dennis J. Fortino, Kenneth Levy, Michael E. Marks, Stuart J. Nichols, Arthur P. Schnitzer, Kenneth L. Schroeder and Jon D. Tompkins. Current director David C. Wang and former director Dean O. Morton were originally named as defendants in one of the derivatives actions filed in the U.S. District Court for the Northern District of California, but were dropped as named defendants as of December 22, 2006 upon the filing of a consolidated complaint in that action.

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

NOTE 12 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets. As a result, KLA-Tencor is exposed to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts to hedge against certain future movements in foreign exchange rates that affect certain foreign currency denominated sales and purchase transactions. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. As of September 30, 2006, KLA-Tencor had foreign exchange forward contracts maturing throughout fiscal 2007 to sell $204.9 million and purchase $4.6 million, in foreign currency, primarily Japanese Yen.

NOTE 13 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

KLA-Tencor reports one reportable segment in accordance with the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. KLA-Tencor’s chief operating decision makers are the Chief Executive Officer and the Chief Operating Officer.

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

The following is a summary of revenues by geographic region for three months ended September 30, 2006 and 2005 (in thousands).

	Three months ended September 30,
	2006	2005 As restated
Revenue:
United States	$130,257	$98,332
Europe & Israel	70,319	71,216
Japan	107,266	111,970
Taiwan	137,297	81,055
Korea	87,315	84,575
Asia Pacific	96,909	37,113

Total	$629,363	$484,261

Long-lived assets by geographic region as of September 30, 2006 and June 30, 2006 were as follows (in thousands):

	September 30, 2006	June 30, 2006
Long-lived assets:
United States	$362,180	$366,714
Europe & Israel	11,932	9,503
Japan	3,590	3,665
Taiwan	1,835	1,919
Korea	6,313	6,216
Asia Pacific	18,667	17,730

Total	$404,517	$405,747

The following is a summary of revenues by major products for three months ended September 30, 2006 and 2005 (as a percentage of total revenue).

	Three months ended September 30,
	2006	2005
Revenue:
Defect inspection	64%	62%
Metrology	15	17
Service	15	16
Other	6	5

Total	100%	100%

For the three months ended September 30, 2006, no customer accounted for greater than 10% of revenue. For the three months ended September 30, 2005, two customers accounted for 16% and 11% of revenue, respectively. As of September 30, 2006, no customer accounted for greater than 10% of net accounts receivable. As of September 30, 2005, three customers accounted for 17%, 13% and 11% of net accounts receivable, respectively.

NOTE 14 – SUBSEQUENT EVENTS

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

On October 16, 2006, the Company terminated all aspects of its employment relationship and agreement with Kenneth L. Schroeder, former Chief Executive Officer of the Company. Also on October 16, 2006, Stuart J. Nichols, General Counsel of the Company, resigned, and Kenneth Levy, Chairman of the Board of Directors of the Company, retired as a director and employee. In December 2006, all outstanding retroactively priced vested options held by Mr. Schroeder were canceled. Accordingly, in the second quarter of fiscal 2007 the Company will reverse approximately $20 million of the non-cash, stock-based compensation recorded in prior periods. Also, on October 16, 2006 all outstanding retroactively priced options held by Mr. Levy and Mr. Nichols were re-priced. The exercise price of each re-priced option was increased to the market price on the actual grant date. Under SFAS No. 123(R), no incremental change will be recognized on the financial statements for the quarter ended December 31, 2006. Further, although the Board of Directors concluded that John H. Kispert, the Company’s President and Chief Operating Officer, was not involved in and was not aware of the improper stock option practices, based on the Special Committee’s recommendation, his outstanding retroactively priced options were re-priced in December 2006, because he served as Chief Financial Officer during part of the period in question. Under SFAS No. 123(R), no incremental charge will be recognized in the financial statements for the quarter ended December 31, 2006.

On November 6, 2006, the Board of Directors of the Company declared a quarterly cash dividend of 12 cents per share and, as a result, $24 million was paid on December 1, 2006 to stockholders of record on November 15, 2006.

In November 2006, as part of the long-term business plan, the Company decided to sell certain real estate properties owned by the Company in San Jose, California and Livermore, California. The Company will record an asset impairment charge of approximately $56 million in the quarter ended December 31, 2006. In addition, the Company reduced its work-force by approximately 150 people and will accrue in the quarter ended December 31, 2006 approximately $10 million in severance charges, which will be paid over the next twelve months.

On December 21, 2006, Jon D. Tompkins resigned as a director of the Company, and the Company agreed to modify the outstanding options held by Mr. Tompkins (all of which were fully vested) to extend the post-termination exercisability period to December 31, 2007, which is the last day of the calendar year in which those options would have terminated in the absence of such extension.

Because virtually all holders of retroactively priced options issued by the Company were not involved in or aware of the retroactive pricing, the Company has taken and intends to take certain actions to deal with the adverse tax consequences that may be incurred by the holders of retroactively priced options. The adverse tax consequences are that retroactively priced stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). One such action by the Company is to offer to amend the 409A Affected Options to increase the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-officers cannot be offered until after this Report is filed and do not need to be completed until December 31, 2007. Another action is to approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (but there would be no assurance that the options would be exercised). Finally, the Company intends to compensate certain option holders who have already exercised 409A Affected Options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state tax laws).

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

Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements. We expressly assume no obligations to update our forward-looking statements in this report that occur after the date hereof.

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

We previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” through our fiscal year ended June 30, 2005. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was required to be recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of our retroactively priced options had an exercise price below the market price on the actual grant date, there should have been a non-cash charge for each of these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date. That expense should have been amortized over the vesting period of the option. Starting in our fiscal year ended June 30, 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” As a result, beginning in fiscal year 2006, the additional stock-based compensation expense required to be recorded for each retroactively priced option is equal to the incremental fair value of the option on the actual grant date, amortized over the remaining vesting period of the option. We did not record these stock-based compensation expenses under APB Opinion No. 25 or SFAS No. 123(R) related to our retroactively priced options in our previously issued financial statements, and that is why we are restating them in this filing. To correct our past accounting for stock options, we recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $348 million for the periods from July 1, 1994 to June 30, 2005 under APB Opinion No. 25 and (b) $27 million for the period from July 1, 2005 through September 30, 2006 under SFAS No. 123(R). We expect to amortize an additional $1 million of such pre-tax charges under SFAS No. 123(R) in future periods to properly account for past retroactively priced stock options.

By October 16, 2006, the Special Committee had substantially completed its investigation. The Special Committee concluded that (1) there was retroactive pricing of stock options granted to all employees who received options, primarily during the periods from July 1, 1997 to June 30, 2002 (less than 15% of these options were granted to executive officers), (2) the retroactively priced options were not accounted for correctly in our previously issued financial statements, (3) the retroactive pricing of options was intentional, not inadvertent or through administrative error, (4) the retroactive pricing of options involved the selection of fortuitously low exercise prices by certain former executive officers, and other former executives may have been aware of this conduct, (5) the retroactive pricing of options involved the falsification of Company records, resulting in erroneous statements being made in financial and other reports previously filed with the SEC, as well as in information previously provided to our independent registered public accounting firm, and (6) in most instances, the retroactive pricing of options violated the terms of our stock option plans. Because virtually all holders of retroactively priced options issued by the Company were not involved in or aware of the retroactive pricing, the Board of Directors decided that we should continue to honor the options that violated the terms of the Company’s stock option plans, except in certain individual cases as described below.

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

Restatement and Impact on Financial Statements

In addition to restating the consolidated financial statements in response to the Special Committee’s findings, we are recording additional non-cash adjustments that were previously considered to be immaterial relating primarily to the accounting for the employee stock purchase plans, corrections for the recognition of deferred tax assets, the release of tax reserves, the timing of revenue recognition, gains and losses on hedging contracts and the calculation of minority interest. We have also corrected the classification of certain amounts presented as cash and cash equivalents and marketable securities relating to investments in Variable Rate Demand Notes. For the fiscal years ended June 30, 2004 and prior, we previously recorded no stock-based compensation expense; therefore, the additional stock-based compensation expense noted below represents the total compensation stock-based expense for these periods. For the year ended June 30, 2005, we recorded $2.9 million of stock-based compensation with a related tax benefit of $1.1 million in its previously reported financial statements. For fiscal 2005, total stock-based compensation was $37.0 million with a related tax benefit of $12.1 million. The income statement impact of the restatement is as follows (in thousands):

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

We adopted SFAS No. 123(R) effective July 1, 2005. The grant date fair values of stock options granted prior to fiscal year 2006 were changed as a result of the findings that certain stock option grants were retroactively priced. This change resulted in additional stock-based compensation expense of $22 million (and a related tax benefit of $12 million) and $5 million (and a related tax benefit of $1.6 million) being recognized in fiscal year 2006 and in the quarter ended September 30, 2006, respectively, under SFAS No. 123(R).

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

Late SEC Filings and Nasdaq Delisting Proceedings

Due to the Special Committee investigation and the resulting restatements, we did not file on time our Annual Report on Form 10-K for the year ended June 30, 2006 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. As a result, we received two Nasdaq Staff Determination letters, dated September 14, 2006 and November 14, 2006, respectively, stating that we were not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that our stock was subject to delisting from the Nasdaq Global Select Market. We appealed this determination, attended a hearing, and obtained approval of our request for continued listing of our stock on the Nasdaq Global Select Market, subject to the condition that we file our Annual Report on Form 10-K for the year ended June 30, 2006 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on or before January 31, 2007.

With the filing of our Annual Report on Form 10-K for the year ended June 30, 2006 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, we believe we have returned to full compliance with SEC reporting requirements and Nasdaq listing requirements, and, therefore, that the Nasdaq delisting matter is now closed. However, SEC comments on these Reports (or other reports that we previously filed) or other factors could render us unable to maintain an effective listing of our common stock on the Nasdaq Global Select Market or any other national securities exchange.

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

Inventories. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Demonstration units are stated at their manufacturing cost and reserves are recorded to state the demonstration units at their net realizable value. We review the adequacy of our inventory reserves on a quarterly basis. We review and set standard costs semi-annually at current manufacturing costs in order to approximate actual costs. Our manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are recognized as current period charges. We write down inventory based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values.

Warranty. We provide standard warranty coverage on our systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, we calculate the average service hours and parts expense per system and apply the labor and overhead rates to determine the estimated warranty charge. We update these estimated charges on a quarterly basis. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty reserves accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited or no historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. Non-standard warranty generally includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is deferred as unearned revenue and is recognized ratably as revenue when the applicable warranty term period commences. See Note 11 to Condensed Consolidated Financial Statements “Commitments and Contingencies” for a detailed description.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the sale price is fixed or determinable, delivery has occurred or services have been rendered, and collectibility is reasonably assured. System revenue includes hardware and software that is incidental to the product. We generally recognize system revenue upon acceptance by the customer that the system has been installed and is operating according to pre-determined specifications. This acceptance is generally evidenced by an acceptance document signed by the customer. In certain cases, our policy does not require written acceptance from the customer and we recognize system revenue upon shipment. Total revenue recognized without a written acceptance from the customer was approximately 6.4%, 6.2% and 3.2% of total revenue for the three months ended September 30, 2006, June 30, 2006 and September 30, 2005, respectively. The fluctuation of revenue exceptions is primarily driven by the shipment patterns of tools that have already met the required acceptance criteria. Shipping charges billed to customers are included in system revenue and the related shipping costs are included in costs of revenues.

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

Spare parts revenue is recognized when the product has been shipped, risk of loss has passed to the customer, and collection of the resulting receivable is probable.

Service and maintenance revenue is recognized ratably over the term of the maintenance contract. If maintenance is included in an arrangement which includes a software license agreement, amounts related to maintenance are allocated based on vendor specific objective evidence. Consulting and training revenue is recognized when the related services are performed.

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

Stock-Based Compensation. Prior to July 1, 2005, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, a non-cash, stock-based compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date. The charge for the options with an exercise price below the market price on the actual grant date was equal to the number of options multiplied by the difference between the exercise price and the market price of the option shares on the actual grant date. That expense was amortized over the vesting period of the option. Beginning July 1, 2005, we have accounted for stock-based compensation using the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107. We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during fiscal year 2006, we recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method, under SFAS No. 123, been applied since the effective date of SFAS No. 123 for the pre-fiscal 2006 grants and under SFAS No. 123(R) for the fiscal year 2006 grants. SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the implied volatility of the Company’s common stock. We determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a blended volatility. Prior to the adoption of SFAS No. 123(R), we used a combination of historical and implied volatility in deriving the expected volatility assumption. In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We have elected not to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). We followed paragraph 81 of SFAS No.123(R) to calculate the initial pool of excess tax benefits and to determine the subsequent impact on the Additional Paid-in-Capital (“APIC”) pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). See Note 7 to Condensed Consolidated Financial Statements “Stock-Based Compensation” for a detailed description.

Contingencies and Litigation. We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and charge operations for the estimated costs expected to be incurred over the next twelve months of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. See Note 11 to Condensed Consolidated Financial Statements “Commitments and Contingencies” for a detailed description.

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

Effects of Recent Accounting Pronouncements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and is the method we had previously used, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality.” The provisions of SAB No. 108 are effective for the Company for fiscal years beginning July 1, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for the Company for accounting changes made in fiscal years beginning July 1, 2006; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for the Company for fiscal years beginning July 1, 2005. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Revenues, income from operations and net income, cash flow from operations, and diluted earnings per share are some of the key indicators we use to monitor our financial condition and operating performance. The following table sets forth some of the key quarterly unaudited financial information which we use to manage our business.

	Fiscal year 2007	Fiscal year 2006
(in millions)	First Quarter Ended September 30, 2006	First Quarter Ended September 30, 2005 As restated	Second Quarter Ended December 31, 2005 As restated	Third Quarter Ended March 31, 2006 As restated	Fourth Quarter Ended June 30, 2006
Revenues	$629	$484	$488	$520	$579
Income from operations	$154	$75	$75	$85	$75
Net income	$136	$75	$77	$97	$132

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

RESULTS OF OPERATIONS

Revenues and Gross Margin

	Three months ended
(in millions)	September 30, 2006	June 30, 2006	September 30, 2005 As restated

Revenues:
Product	$531	$483	$399
Service	98	96	85

Total revenues	$629	$579	$484

Costs of revenues	$270	$284	$215

Stock-based compensation expense included in costs of revenues	$9	$10	$7

Gross margin percentage	57%	51%	56%

Stock-based compensation expense included in costs of revenues as a percentage of revenue	1%	2%	1%

Product revenues

Product revenues increased $48 million or 10% to $531 million during the first quarter of fiscal 2007 from $483 million during the fourth quarter of fiscal 2006. Product revenues increased $132 million or 33% to $531 million during the first quarter of fiscal 2007 from $399 million during the same period in the previous fiscal year. The increase in product revenue was primarily the result of fulfilling a higher level of orders received in prior quarters. Our customers’ increased capital spending in the area of process control and yield management is due to the increasing complexity of processing in their fabs. As more complex chips are produced, new materials such as copper are introduced and device feature sizes are reduced.

Per our revenue recognition policy, we do not require written acceptance from the customer under certain situations. Revenue recognized without a written acceptance by the customer was approximately 6.4%, 6.2% and 3.2% of total revenue for the three months ended September 30, 2006, June 30, 2006 and September 30, 2005, respectively.

For the three months ended September 30, 2006 and June 30, 2006, no customer accounted for greater than 10% of revenue. For the three months ended September 30, 2005, two customers accounted for 16% and 11% of revenue, respectively.

Service revenues

Service revenues increased $2 million or 2% to $98 million during the first quarter of fiscal 2007 from $96 million during the fourth quarter of fiscal 2006. Service revenues increased $13 million or 15% to $98 million during the first quarter of fiscal 2007 from $85 million during the same period in the previous fiscal year. Service revenue is generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. The increase in service revenue from the three months ended September 30, 2005 to three months ended September 30, 2006 is due to an increase in the number of post-warranty systems installed at our customers’ sites and the degree of utilization of those systems. Service revenues remained relatively flat from the three months ended June 30, 2006 to three months ended September 30, 2006.

Revenues by region

Revenues by region for the periods indicated were as follows (in millions):

	Three months ended
	September 30, 2006		June 30, 2006		September 30, 2005
United States	$130	21%	$141	24%	$98	20%
International:
Europe & Israel	70	11	84	14	71	15
Japan	108	17	120	21	112	23
Taiwan	137	22	107	19	81	17
Korea	87	14	60	10	85	17
Asia Pacific	97	15	67	12	37	8

Total	$629	100%	$579	100%	$484	100%

A significant portion of our revenue continues to be generated in Asia where a substantial portion of the world’s semiconductor manufacturing capacity is located.

Gross margin

Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products. The gross margin percentage increased by 6 percentage points to 57% during the first quarter of fiscal year 2007 compared to 51% during the fourth quarter of fiscal year 2006. The improvement in gross margin during the first quarter of fiscal year 2007 compared to the fourth quarter of fiscal year 2006 is primarily due to charges related to ceased development work related to CDSEM recorded during the fourth quarter of fiscal year 2006. During the fourth quarter of fiscal year 2006, we ceased development work on the next generation equipment for CDSEM and incurred charges of $27 million related to write-offs of inventory as well as for liabilities incurred related to the decision to cease future development of CDSEM. Although we have ceased future development of CDSEM, we will continue to service previously sold equipment.

Engineering, Research and Development (“R&D”)

	Three months ended
(in millions)	September 30, 2006	June 30, 2006	September 30, 2005 As restated
R&D expenses	$99	$99	$99

Stock-based compensation expense included in R&D expenses	$12	$11	$13

R&D expenses as a percentage of total revenues	16%	17%	20%

Stock-based compensation expense included in R&D expenses as a percentage of total revenues	2%	2%	3%

R&D expenses remained relatively flat compared to fourth quarter of fiscal 2006 and first quarter of fiscal 2006.

R&D expenses include the benefit of $3 million, $4 million and $3 million of external funding received during the three months ended September 30, 2006, June 30, 2006, and September 30, 2005, respectively, for certain strategic development programs conducted with several of our customers and from government grants. We expect our R&D expenses to increase in absolute dollars as we accelerate our investments in critical programs focusing on new technologies and enhancements to existing products.

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

Selling, General and Administrative (“SG&A”)

	Three months ended
(in millions)	September 30, 2006	June 30, 2006	September 30, 2005 As restated
SG&A expenses	$106	$121	$95

Stock-based compensation expense included in SG&A expenses	$17	$16	$20

SG&A expenses as a percentage of total revenues	17%	21%	20%

Stock-based compensation expense included in SG&A expenses as a percentage of total revenues	3%	3%	4%

SG&A expenses decreased $15 million or 12% to $106 million during the first quarter of fiscal 2007 from $121 million during the fourth quarter of fiscal 2006. The decrease in SG&A expenses compared to the immediately prior quarter is primarily due to higher accrual of litigation costs in the fourth quarter of fiscal 2006 attributable to the stock option investigation. SG&A expenses increased $11 million or 12% to $106 million during the first quarter of fiscal 2007 from $95 million during the same period in the previous fiscal year. The increase in SG&A expenses compared to the same period in the prior fiscal year is due to company mandated time-off during the first quarter of fiscal 2006 (which reduced our expenses for the first quarter of fiscal 2006) and $2.5 million charges related to stock option investigations in the first quarter of fiscal 2007 and the higher accrual of litigation costs for the fourth quarter of fiscal 2006 related to the stock options investigation.

During November 2005, we announced that effective January 1, 2006, Kenneth L. Schroeder would cease to be our Chief Executive Officer and would thereafter be employed as a Senior Advisor. The Company and Mr. Schroeder also revised his prior agreement with the Company and defined the salary, bonus payout and equity award vesting during the period of his employment as a Senior Advisor. Effective January 1, 2006, we determined that all service conditions associated with certain prior equity awards under the terms of the revised agreement with Mr. Schroeder had been satisfied; accordingly we recorded an additional non-cash, stock-based compensation charge of approximately $9.8 million relating to these equity awards. The above-mentioned charge is included as a component of Selling, General and Administrative expense during fiscal 2006. On October 16, 2006, following the Special Committee investigation of our historical stock option practices, we terminated all aspects of Mr. Schroeder’s employment relationship and agreement with the Company. As a result, vesting of Mr. Schroeder’s then outstanding stock options and restricted stock awards immediately ceased, and the 890,914 unvested option shares and 100,000 unvested restricted stock award shares held by Mr. Schroeder at the time of termination were canceled. Accordingly, in the second quarter of fiscal 2007 we will reverse approximately $20 million of the non-cash, stock-based compensation charge recorded in prior periods. In December 2006, we canceled 596,740 vested option shares held by Mr. Schroeder as of the time of termination, representing those shares that had been retroactively priced or otherwise improperly granted.

In November 2006, as part of the long-term business plan, we decided to sell certain real estate properties owned by the Company in San Jose, California and Livermore, California. Based on this recent development and the significant decrease in the market value of these assets, we will record an asset impairment charge of approximately $56 million in the quarter ended December 31, 2006. In addition, we reduced our work-force by approximately 150 people and will accrue approximately $10 million in severance charges in the quarter ended December 31, 2006 to be paid over the next twelve months.

Interest Income and Other, Net

	Three months ended
(in millions)	September 30, 2006	June 30, 2006	September 30, 2005
Interest income and other, net	$22	$20	$14

Percentage of total revenues	3%	3%	3%

Interest income and other, net is comprised primarily of interest income earned on the investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as income recognized upon settlement of certain foreign currency contracts. The increase in interest income and other, net, compared to the same period in the prior fiscal year and compared to the fourth quarter of 2006 is primarily due to the increase in cash levels and short-term interest rates.

Provision for Income Taxes

Our effective income tax rate was 23.4% and 16.1% for the three months ended September 30, 2006 and 2005, respectively. The current quarter increase in the effective tax rate is primarily due to expiration of the federal research and development tax credit, the phase-out of the Extraterritorial Income (“ETI”) exclusion, and a decrease in the benefit from tax exempt interest. In general, the effective income tax rate differs from the statutory rate of 35% largely as a function of benefits realized from our ETI exclusion, research and development tax credits and tax exempt interest. Our benefits for income taxes related to equity awards were $11.4 million and $15.4 million for the three months ended September 30, 2006 and September 30, 2005, respectively.

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

On October 18, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) which provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, performance shares, performance units and deferred stock units to our employees, consultants and members of our Board of Directors. Since the adoption of the 2004 Plan, no further grants are permitted under the 1982 Stock Option Plan or 2000 Non-Statutory Stock Option Plan. The 2004 Plan permits the issuance of 12,500,000 shares of common stock, of which 1.9 million shares are available for grant as of September 30, 2006. At that date, awards for 29.2 million shares are outstanding under all plans.

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

During the three months ended September 30, 2006 and 2005, we recorded stock-based compensation expense of $37.0 million and $39.7 million, respectively, of which $5 million and $5 million was attributable to the restatement.

Compensation expense recognized for all stock options for the three months ended September 30, 2006 and 2005 was $30.0 million and $34.5 million, respectively. As of September 30, 2006, the unrecognized stock-based compensation after estimated forfeitures related to stock options was $194.0 million and is expected to be recognized over an estimated weighted-average amortization period of 3.2 years.

Compensation expense recognized in connection with the employee stock purchase plan was $4.5 million and $4.4 million for the three months ended September 30, 2006 and 2005, respectively.

Compensation expense recognized for all restricted stock units for the three months ended September 30, 2006 and 2005 was $2.5 million and $0.8 million, respectively. As of September 30, 2006, the unrecognized stock-based compensation after estimated forfeitures related to restricted stock units was $104.9 million. That cost is expected to be recognized over an estimated weighted-average amortization period of 3.8 years.

LIQUIDITY AND CAPITAL RESOURCES

(in millions)	September 30, 2006	June 30, 2006
Cash and cash equivalents	$1,200	$1,129
Marketable securities	1,226	1,197

Total cash, cash equivalents and marketable securities	$2,426	$2,326

Percentage of total assets	52%	51%

	Three months ended
(in millions)	September 30, 2006	September 30, 2005 As restated
Cash provided by operating activities	$107	$12

Cash (used in) provided by investing activities	(34)	70

Cash (used in) provided by financing activities	(4)	3

Effect of exchange rate changes on cash and cash equivalents	2	—

Net increase in cash and cash equivalents	$71	$85

We have historically financed our operations through cash generated from operations. Cash provided by operating activities during the three months ended September 30, 2006 consisted primarily of net income of $136 million increased by non-cash depreciation and amortization of $15 million and stock-based compensation of $37 million, and changes in working capital, which primarily reflects a decrease in accounts receivable of $21 million due to improved collection efforts, partially offset by an increase in inventory of $43 million to meet the production demand triggered by new order increases from previous quarters as well as anticipated future demand, and a decrease in other liabilities of $65 million due to tax payments made in the quarter ended September 30, 2006.

Cash provided by operating activities during the three months ended September 30, 2005 consisted primarily of net income of $75 million increased by non-cash depreciation and amortization of $18 million and stock-based compensation of $40 million, and changes in working capital which primarily reflects a decrease in accounts receivable of $21 million partially offset by a decrease in deferred system profit of $28 million, an increase of $38 million in inventory due primarily to ramping up production in anticipation of revenue growth and a decrease in other liabilities of $55 million was primarily due to tax payments made in the quarter ended September 30, 2005.

Investing activities typically consist of purchases and sales or maturities of marketable securities, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new markets or emerging technologies.

Cash (used in) provided by financing activities primarily consists of the following:

•	quarterly cash dividend paid to common stock,

•	cash paid for stock repurchases, offset by

•	net proceeds from the exercise of employee stock options and activity related to the Employee Stock Purchase Plan.

During the third quarter of fiscal 2005, our Board of Directors also approved the initiation of a quarterly cash dividend and declared a dividend of 12 cents per share of our outstanding common stock. The dividend for the second quarter of fiscal 2007 was declared on November 6, 2006 and was paid on December 1, 2006 to our stockholders of record on November 15, 2006. The total amount of dividends paid during the second quarter of fiscal year 2007 was $24 million.

On October 11, 2006, we acquired all of the shares of ADE Corporation (“ADE”), a supplier of semiconductor process control solutions. Per the Amended Merger Agreement between the Company and ADE, we paid $482 million (which included goodwill and intangibles of $262 million and $137 million, respectively) in cash to the shareholders of ADE. The acquisition will be accounted for as a purchase.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of September 30, 2006 (in millions):

	Payments Due by Fiscal Year
	Total	2007(1)	2008	2009	2010	2011	Thereafter
Operating leases	$19.6	$4.9	$4.9	$3.6	$2.2	$1.5	$2.5
Cash purchase of ADE	$482.0	$482.0

Operating leases	$501.6	$486.9	$4.9	$3.6	$2.2	$1.5	$2.5

(1)	Remaining 9 months

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. During the three months ended September 30, 2006 and 2005, approximately $80 million and $55 million of receivables were sold under these arrangements, respectively.

In addition, from time to time we will discount without recourse, Letters of Credit (“LCs”) received from customers in payment of goods. During the three months ended September 30, 2006 and 2005, several LCs were sold with proceeds totaling $30 million and $18 million, respectively. Discounting fees were $0.4 million and $0.1 million for the three months ended September 30, 2006 and September 30, 2005, respectively.

We maintain certain purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. We estimate our purchase commitments as of September 30, 2006 to be approximately $211 million, most of which we expect to spend in the current fiscal year. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

We provide standard warranty coverage on our systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to cost of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty reserves accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited or no historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. Non-standard warranty coverage generally includes services incremental to the standard 40-hour per week coverage for twelve months. See Note 11 to Condensed Consolidated Financial Statements “Commitments and Contingencies” for a detailed description.

We are involved in several litigation cases as described in Note 11 to Condensed Consolidated Financial Statements. We cannot predict the outcome of these cases and we cannot estimate the likelihood or potential dollar amount of any adverse results.

Working capital increased to $2.7 billion as of September 30, 2006, compared to $2.5 billion at June 30, 2006. At September 30, 2006, our principal sources of liquidity consisted of $2.4 billion of cash, cash equivalents, and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, our management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

Under our foreign-currency risk management strategy, we utilize derivative instruments to protect our interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and anticipated foreign currency exposures with hedging instruments having tenors of up to twelve months. As of September 30, 2006, we had cash flow hedge contracts, maturing throughout fiscal 2007 to sell $204.9 million and purchase $4.6 million, in foreign currency, primarily Japanese Yen. As of June 30, 2006, we had other foreign currency hedge contracts maturing throughout fiscal year 2007 to sell $167.5 million and purchase $15.2 million, in foreign currency, primarily Japanese Yen.

I TEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 30, 2006. Actual results may differ materially.

As of September 30, 2006, we had an investment portfolio of fixed income securities of $1.2 billion, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2006, the fair value of the portfolio would decline by $8.7 million.

As of September 30, 2006, we had net forward contracts to sell $336.7 million in foreign currency in order to hedge certain currency exposures (see Note 12 to Condensed Consolidated Financial Statements under “Derivative Instruments and Hedging Activities”). If we had entered into these contracts on September 30, 2006, the U.S. dollar equivalent would be $343.3 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $42.6 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.

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

The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” through its fiscal year ended June 30, 2005. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was required to be recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of the Company’s retroactively priced options had an exercise price below the market price on the actual grant date, there should have been a non-cash charge for each of these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date. That expense should have been amortized over the vesting period of the option. Starting in its fiscal year ended June 30, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” As a result, beginning in fiscal year 2006, the additional stock-based compensation expense required to be recorded for each retroactively priced option is equal to the incremental fair value of the option on the actual grant date, amortized over the remaining vesting period of the option. The Company did not record these stock-based compensation expenses under APB Opinion No. 25 or SFAS No. 123(R) related to its retroactively priced options in the Company’s previously issued financial statements, and that is why it is restating them in this filing. To correct the Company’s past accounting for stock options, it recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $348 million for the periods from July 1, 1994 to June 30, 2005 under APB Opinion No. 25 and (b) $27 million for the period from July 1, 2005 to September 30, 2006 under SFAS No. 123(R). The Company expects to amortize an additional $1 million of such pre-tax charges under SFAS No. 123(R) in future periods to properly account for past retroactively priced stock options.

By October 16, 2006, the Special Committee had substantially completed its investigation. The Special Committee concluded that (1) there was retroactive pricing of stock options granted to all employees who received options, primarily during the period from July 1, 1997 to June 30, 2002 (less than 15% of these options were granted to executive officers), (2) the retroactively priced options were not accounted for correctly in the Company’s previously issued financial statements, (3) the retroactive pricing of options was intentional, not inadvertent or through administrative error, (4) the retroactive pricing of options involved the selection of fortuitously low exercise prices by certain former executive officers, and other former executives may have been aware of this conduct, (5) the retroactive pricing of options involved the falsification of Company records, resulting in erroneous statements being made in financial and other reports previously filed with the SEC, as well as in information previously provided to the Company’s independent registered public accounting firm, and (6) in most instances, the retroactive pricing of options violated the terms of the Company’s stock option plans. Because virtually all holders of retroactively priced options issued by the Company were not involved in or aware of the retroactive pricing, the Board of Directors decided that the Company should continue to honor the options that violated the terms of the Company’s stock option plans, except in certain individual cases as described below.

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

Restatement and Impact on Financial Statements

This Quarterly Report on Form 10-Q includes restatements of the following previously filed financial statements and data (and related disclosures): (1) the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2005 and 2004; (2) the Company’s selected consolidated financial data as of and for the fiscal years ended June 30, 2005, 2004, 2003 and 2002, and (3) the Company’s unaudited quarterly financial data for the first three quarters in our fiscal year ended June 30, 2006 and for all quarters in our fiscal year ended June 30, 2005. As a result of the restatements, the related disclosures included in the Notes to Consolidated Financial Statements have been revised if indicated as restated.

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

In addition, the Company evaluated the impact of the restatements on its global tax provision. The Company and its subsidiaries file tax returns in multiple tax jurisdictions around the world. In certain jurisdictions, including, but not limited to, the United States and the United Kingdom, the Company is able to claim a tax deduction relative to stock options. In those jurisdictions, where a tax deduction is claimed, the Company has recorded deferred tax assets, totaling $51.6 million at June 30, 2005, to reflect future tax deductions to the extent the Company believes such assets to be recoverable. The Company also believes that it should not have taken a United States tax deduction in prior years for stock option related amounts pertaining to certain executives under Internal Revenue Code (IRC) Section 162 (m). Section 162 (m) limits the deductibility of compensation above certain thresholds. The Company has determined that excess deductions were taken on prior tax returns due to the finding that retroactive pricing of certain stock options occurred. As a result, the Company’s tax liabilities have increased by approximately $8 million.

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

In addition, the stock option pricing process during that time period was overly dependent on certain former executive officers of the Company, and was administered by a stock option committee that was not always properly constituted and sometimes acted outside the scope of the authority delegated to it by the Company’s Board of Directors. The individual who served as the Company’s Chief Executive Officer during part of that time period and continuing until midway through the last fiscal year, was involved in the past retroactive pricing of stock options. To that extent, the material weaknesses in the Company’s internal control over financial reporting continued until midway through the last fiscal year. However, no issues regarding stock option pricing and accounting arose during the year ended June 30, 2006.

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

The Company believes that these changes remediated the past material weaknesses identified above and reduced to remote the likelihood that any retroactive pricing of stock options or any material error in accounting for stock options could have occurred during the last fiscal year and not been detected as of June 30, 2006. As a result, the Company believes that the likelihood that a material error in its financial statements could have originated during the last fiscal year and not been detected as of June 30, 2006 was remote.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2006. The assessment by the Company’s management of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 100.

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

We previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” through our fiscal year ended June 30, 2005. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was required to be recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of our retroactively priced options had an exercise price below the market price on the actual grant date, there should have been a non-cash charge for each of these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date. That expense should have been amortized over the vesting period of the option. Starting in our fiscal year ended June 30, 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” As a result, beginning in fiscal year 2006, the additional stock-based compensation expense required to be recorded for each retroactively priced option is equal to the incremental fair value of the option on the actual grant date, amortized over the remaining vesting period of the option. We did not record these stock-based compensation expenses under APB Opinion No. 25 or SFAS No. 123(R) related to our retroactively priced options in our previously issued financial statements, and that is why we are restating them in this filing. To correct our past accounting for stock options, we recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $348 million for the periods July 1, 1994 to June 30, 2005 under APB Opinion No. 25 and (b) $27 million for the period from July 1, 2005 through September 30, 2006 under SFAS No. 123(R). We expect to amortize an additional $1 million of such pre-tax charges under SFAS No. 123(R) in future periods to properly account for past retroactively priced stock options.

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

As a result of the Special Committee investigation, on October 16, 2006, we terminated our employment relationship and agreement with Kenneth L. Schroeder, and we announced our intent to cancel all outstanding stock options held by Mr. Schroeder that were retroactively priced or otherwise improperly granted. Those options were canceled in December 2006. Mr. Schroeder was the Company’s Chief Executive Officer and a member of its Board of Directors from mid-1999 until December 31, 2005, and was a member of the Company’s stock option committee from 1994 until December 31, 2005. From January 1, 2006 to October 16, 2006, Mr. Schroeder was employed as a Senior Advisor to the Company. On November 10, 2006, Mr. Schroeder’s counsel informed us that Mr. Schroeder contests our right to terminate his employment relationship and agreement and to cancel any of his options. We intend to vigorously defend any claims that may be made by Mr. Schroeder regarding these matters, which could involve a material amount.

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

Although the Board of Directors concluded that John H. Kispert, our President and Chief Operating Officer, was not involved in and was not aware of the improper stock option practices, based on the Special Committee’s recommendation, his outstanding retroactively priced options have been re-priced because he served as Chief Financial Officer during part of the period in question. This re-pricing involved increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS 123(R), no incremental charge will be recognized in the financial statements for the quarter ended December 31, 2006.

After the Special Committee substantially completed its investigation, a number of follow-up activities continued, especially in connection with the preparation of our Annual Report on Form 10-K for the year ended June 30, 2006 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. The Special Committee also continues to assist the Company in connection with the government inquiries described below. Additional follow-up activities may be required.

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

Late SEC Filings and Nasdaq Delisting Proceedings

Due to the Special Committee investigation and the resulting restatements, we did not file on time our Annual Report on Form 10-K for the year ended June 30, 2006 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. As a result, we received two Nasdaq Staff Determination letters, dated September 14, 2006 and November 14, 2006, respectively, stating that we were not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that our stock was subject to delisting from the Nasdaq Global Select Market. We appealed this determination and requested a hearing before a Nasdaq Listing Qualifications Panel. On October 26, 2006, we attended a hearing, at which we sought appropriate exceptions to the filing requirements from the Panel pending completion and filing of our delinquent reports. On January 3, 2007, the Panel granted our request for continued listing of our stock on the Nasdaq Global Select Market, subject to the condition that we file our Annual Report on Form 10-K for the year ended June 30, 2006 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on or before January 31, 2007.

With the filing of our Annual Report on Form 10-K for the year ended June 30, 2006 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, we believe we have returned to full compliance with SEC reporting requirements and Nasdaq listing requirements, and, therefore, that the Nasdaq delisting matter is now closed. However, we cannot predict whether the SEC will review these Reports and, if so, whether the SEC will have comments on these Reports (or other reports that we previously filed) that may require us to file amended reports with the SEC. In addition, we cannot predict whether the Nasdaq Listing Qualifications Panel will concur that we are in compliance with all relevant listing requirements. If either of those events occurs, we might be unable to remain in compliance with SEC reporting requirements and Nasdaq listing requirements, and, therefore, we might be unable to maintain an effective listing of our common stock on the Nasdaq Global Select Market or any other national securities exchange.

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

The plaintiffs in the derivative actions have asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and abetting such breach, negligence, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, breach of contract, constructive fraud, rescission, and violations of California Corporations Code section 25402, as well as a claim for an accounting of all stock option grants made to the named defendants. KLA-Tencor is named as a nominal defendant in these actions. On behalf of KLA-Tencor, the plaintiffs seek unspecified monetary and other relief against the named defendants. The plaintiffs are James Ziolkowski, Mark Ziering, Alaska Electrical Pension Fund, Jeffrey Rabin, and Benjamin Langford. The individual named defendants are current directors and officers; Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Jeffrey L. Hall, Stephen P. Kaufman, John H. Kispert, Lida Urbanek and Richard P. Wallace; and former directors and officers; Robert J. Boehlke, Leo Chamberlain, Gary E. Dickerson, Richard J. Elkus, Jr., Dennis J. Fortino, Kenneth Levy, Michael E. Marks, Stuart J. Nichols, Arthur P. Schnitzer, Kenneth L. Schroeder and Jon D. Tompkins. Current director David C. Wang and former director Dean O. Morton were originally named as defendants in one of the derivatives actions filed in the U.S. District Court for the Northern District of California, but were dropped as named defendants as of December 22, 2006 upon the filing of a consolidated complaint in that action.

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

We believe the factors that could make our results fluctuate and difficult to predict include:

¡	our ability to successfully address and resolve all issues arising from the discovery that we had retroactively priced stock options (primarily from July 1, 1997 to June 30, 2002) and had not accounted for them correctly;

¡	the cyclical nature of the semiconductor industry;

¡	global economic uncertainty;

¡	competitive pressure;

¡	our ability to develop and implement new technologies and introduce new products;

¡	our ability to maintain supply of key components;

¡	our ability to manage our manufacturing requirements;

¡	our reliance on services provided by third parties;

¡	our customers’ acceptance and adoption of our new products and technologies;

¡	our ability to protect our intellectual property;

¡	our ability to attract, retain, and replace key employees;

¡	our ability to manage risks associated with acquisitions;

¡	litigation regarding IP and other business matters;

¡	worldwide political instability;

¡	earthquake and other uninsured risks;

¡	our ability to comply with recently enacted and proposed changes in securities laws and regulations;

¡	future changes in accounting and tax standards or practices;

¡	changing regulatory environment;

¡	our exposure to fluctuations in foreign currency exchange rates; and

¡	our ability to successfully modify new systems and guard against computer viruses.

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

The Special Committee investigation and restatement activities have required us to expend significant management time and incur significant accounting, legal, and other expenses. The resulting restatements have had a material adverse effect on our results of operations. We have recorded additional pre-tax, non-cash, stock-based compensation expense (a) of $348 million for the periods from July 1, 1994 to June 30, 2005 under APB Opinion No. 25 and (b) $27 million for the period from July 1, 2005 through September 30, 2006 under SFAS No. 123(R). We expect to amortize an additional $1 million of such expenses in future periods. In addition, we have established a Special Litigation Committee to oversee the litigation matters that arose out of the investigation and the restatements and we cannot predict what additional actions may be required by these Committees. The period of time necessary to resolve these follow-up matters is uncertain, and these matters could require significant additional attention and resources.

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

Due to the Special Committee investigation and resulting restatements, we could not file our periodic reports with the SEC on time and faced the possibility of delisting of our stock from the Nasdaq Global Select Market. With the filing of our Annual Report on Form 10-K for the year ended June 30, 2006 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, we believe we have returned to full compliance with SEC reporting requirements and Nasdaq listing requirements and, therefore, that the

Nasdaq delisting matter is now closed. However, if the SEC has comments on these Reports (or other reports that we previously filed) that require us to file amended reports, or if the Nasdaq Listing Qualifications Panel does not concur that we are in compliance with applicable listing requirements, we may be unable to maintain an effective listing of our stock on a national securities exchange. If this happens, the price of our stock and the ability of our stockholders to trade in our stock could be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to issue stock options or other equity awards to our employees or allow them to exercise their outstanding options, which could adversely affect our business and results of operations.

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

As a result of the Special Committee investigation and our management’s internal review of our historical stock option practices and related matters, we identified past material weaknesses in our internal controls and procedures (see Item 4—Controls and Procedures). A material weakness is a control deficiency, or combination of them, that results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. We believe that we have remedied the past material weaknesses in our internal controls and procedures, but there can be no assurance that our corrections were sufficient or fully effective, or that we will not discover additional material weaknesses in our internal controls and procedures in the future.

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

For example, the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), which required us to measure all employee stock-based compensation awards using a fair value method beginning in fiscal year 2006 and record such expense in our consolidated financial statements had a material impact on our consolidated financial statements, as reported under accounting principles generally accepted in the United States of America.

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

We may experience difficulties with our enterprise resource planning (“ERP”) system or other IT systems. System failure or malfunctioning may result in disruption of operations and the inability to process transactions, and this could adversely affect our financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our systematic buyback program was halted on May 18, 2006.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

January 26, 2007	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
Chief Executive Officer
(Principal Executive Officer)

January 26 , 2007	/s/ JEFFREY L. HALL
(Date)	Jeffrey L. Hall
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