Form 10-Q
period 2006-12-31
KLA TENCOR CORP
filed 2007-02-09
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 0-09992

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

As of January 31, 2007 there were 199,725,957 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

EXPLANATORY NOTE REGARDING RESTATEMENTS

This Quarterly Report on Form 10-Q for our quarter ended December 31, 2006 includes restatements of our condensed consolidated financial statements for our quarter ended December 31, 2005 (and related disclosures). See Note 2, “Restatements of Consolidated Financial Statements and Special Committee and Company Findings,” to Condensed Consolidated Financial Statements (unaudited) for a detailed discussion of the effect of the restatements.

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

We previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” through the fiscal year ended June 30, 2005. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of our retroactively priced options had an exercise price below the market price on the actual grant date, in periods up through June 30, 2005, we recognized a charge for each of these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date, amortized over the vesting period of the option. Starting in our fiscal year ended June 30, 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” As a result, beginning with fiscal year 2006, the additional stock-based compensation expense required to be recorded for each retroactively priced option was equal to the incremental fair value of these options on the actual grant date, amortized over the remaining vesting period of the option. We recorded these stock-based compensation expenses under APB Opinion No. 25 or SFAS No. 123(R) related to our retroactively priced options in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (which included restatements of our consolidated financial statements as of and for our fiscal year ended June 30, 2005 and 2004; and our unaudited quarterly financial data for the first three quarters in our fiscal year ended June 30, 2006 and for all quarters in our fiscal year ended June 30, 2005). We did not record the required stock-based compensation expenses under SFAS No. 123(R) related to our retroactively priced options in our previously issued financial statements for our quarter ended December 31, 2005, and that is why we are restating them in this filing. To correct our past accounting for stock options, in total we have recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $348 million for the periods July 1, 1994 to June 30, 2005 under APB Opinion No. 25 and (b) $28 million for the period from July 1, 2005 through December 31, 2006 under SFAS No. 123(R).

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

Unless otherwise noted, all of the information in this Quarterly Report on Form 10-Q is as of December 31, 2006. This Report does not reflect any subsequent events that occurred after December 31, 2006 other than the Special Committee investigation, resulting restatements and related matters. We will later restate our previously filed financial statements for the quarter ended March 31, 2006 when included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

KLA-TENCOR CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)	December 31, 2006	June 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$863,384	$1,129,191
Marketable securities	1,279,506	1,196,605
Accounts receivable, net	448,520	439,899
Inventories	564,566	449,156
Deferred income taxes	262,206	253,811
Other current assets	73,323	74,581

Total current assets	3,491,505	3,543,243

Land, property and equipment, net	355,057	395,412
Goodwill and intangibles, net	440,951	70,341
Other assets	555,215	566,915

Total assets	$4,842,728	$4,575,911

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$104,204	$95,192
Deferred system profit	233,393	226,142
Unearned revenue	87,352	80,543
Other current liabilities	585,220	600,604

Total current liabilities	1,010,169	1,002,481

Commitments and contingencies (Note 11)

Minority interest in subsidiary	3,010	5,439

Stockholders’ equity:
Common stock and capital in excess of par value	1,492,696	1,421,373
Retained earnings	2,315,554	2,137,710
Accumulated other comprehensive income	21,299	8,908

Total stockholders’ equity	3,829,549	3,567,991

Total liabilities, minority interest and stockholders’ equity	$4,842,728	$4,575,911

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
(in thousands except per share data)	2006	2005 As restated (1)	2006	2005 As restated (1)
Revenues:
Product	$544,302	$402,132	$1,075,229	$801,133
Service	104,968	85,550	203,404	170,810

Total revenues	649,270	487,682	1,278,633	971,943

Costs and operating expenses:
Costs of revenues*	297,772	216,215	567,891	431,352
Engineering, research and development*	108,101	98,807	207,394	197,577
Selling, general and administrative*	165,038	97,666	270,999	193,030

Total costs and operating expenses	570,911	412,688	1,046,284	821,959

Income from operations	78,359	74,994	232,349	149,984

Interest income and other, net	22,657	16,685	45,114	30,761

Income before income taxes and minority interest	101,016	91,679	277,463	180,745
Provision for income taxes	11,637	16,329	53,005	30,653

Income before minority interest	89,379	75,350	224,458	150,092
Minority interest	670	1,255	1,513	2,000

Net income	$90,049	$76,605	$225,971	$152,092

Net income per share:
Basic	$0.45	$0.39	$1.13	0.77

Diluted	$0.44	$0.38	$1.11	0.75

Weighted average number of shares:
Basic	199,789	198,236	199,603	197,824

Diluted	204,955	203,926	203,826	203,634

* includes the following amounts related to equity awards:

Costs of revenues	$8,002	$6,273	$16,589	$13,451
Engineering, research and development	11,243	12,502	22,948	25,531
Selling, general and administrative	(3,177)	20,063	13,578	39,583

(1)	See Note 2, “Restatements of Consolidated Financial Statements and Special Committee and Company Findings,” to Condensed Consolidated Financial Statements (unaudited)

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended December 31,
(in thousands)	2006	2005 As restated (1)
Cash flows from operating activities:
Net income	$225,971	$152,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,847	35,566
Impairment charges	56,830	—
Non-cash, stock-based compensation	53,115	78,565
Tax benefit from employee stock options	465	20,810
Excess tax benefit from stock-based compensation	(1,045)	(8,653)
Minority interest	(1,513)	(2,000)
Net loss on sale of marketable securities and other investments	1,489	1,195
Changes in assets and liabilities, net of effect of acquisitions of businesses:
Accounts receivable, net	3,571	(53,078)
Inventories	(68,898)	(51,368)
Other assets	(15,571)	(7,478)
Accounts payable	1,936	11,828
Deferred system profit	7,251	(45,670)
Other current liabilities	(50,840)	(58,665)

Net cash provided by operating activities	256,608	73,144

Cash flows from investing activities:
Acquisitions of businesses, net of cash received	(390,161)	(7,664)
Capital expenditures, net	(31,807)	(38,785)
Purchase of available-for-sale securities	(2,034,266)	(2,030,432)
Proceeds from sale of available-for-sale securities	1,790,801	2,146,643
Proceeds from maturity of available-for-sale securities	163,668	109,087

Net cash (used in) provided by investing activities	(501,765)	178,849

Cash flows from financing activities:
Issuance of common stock	18,600	136,340
Stock repurchases	—	(84,362)
Payment of dividends to stockholders	(48,127)	(47,450)
Proceeds from sale of minority interest in subsidiary	—	1,579
Excess tax benefit from stock-based compensation	1,045	8,653

Net cash (used in) provided by financing activities	(28,482)	14,760

Effect of exchange rate changes on cash and cash equivalents	7,832	7,277

Net (decrease) increase in cash and cash equivalents	(265,807)	274,030

Cash and cash equivalents at beginning of period	1,129,191	663,163

Cash and cash equivalents at end of period	$863,384	$937,193

Supplemental cash flow disclosures:
Income taxes paid, net	$124,940	$12,434

Interest paid	$1,175	$600

(1)	See Note 2, “Restatements of Consolidated Financial Statements and Special Committee and Company Findings,” to Condensed Consolidated Financial Statements (unaudited)

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

The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests. All significant intercompany balances and transactions have been eliminated. The Company has included the results of operations of acquired companies from the date of acquisition. See Note 4, “Business Combinations,” to Condensed Consolidated Financial Statements (unaudited) for a detailed description.

The results of operations for the three and six month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2007.

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

Recent Accounting Pronouncements In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and is the method that was previously used by the Company, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality.” The provisions of SAB No. 108 are effective for the Company for fiscal years beginning July 1, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” through its fiscal year ended June 30, 2005. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was required to be recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of the Company’s retroactively priced options had an exercise price below the market price on the actual grant date, in periods up through June 30, 2005, the Company recognized a non-cash charge for each of these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date, amortized over the vesting period of the option. Starting in its fiscal year ended June 30, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” As a result, beginning with fiscal year 2006, the additional stock-based compensation expense required to be recorded for each retroactively priced option is equal to the incremental fair value of the option on the actual grant date, amortized over the remaining vesting period of the option. The Company recorded these stock-based compensation expenses under APB Opinion No. 25 or SFAS No. 123(R) related to its retroactively priced options in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (which included restatements of its consolidated financial statements as of and for the Company’s fiscal year ended June 30, 2005 and 2004; and its unaudited quarterly financial data for the first three quarters in the Company’s fiscal year ended June 30, 2006 and for all quarters in its fiscal year ended June 30, 2005). The Company did not record the required stock-based compensation expenses under SFAS No. 123(R) related to its retroactively priced options in the Company’s previously issued financial statements for its quarter ended December 31, 2005, and that is why the Company is restating them in this filing. To correct the Company’s past accounting for stock options, in total, it has recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $348 million for the periods from July 1, 1994 to June 30, 2005 under APB Opinion No. 25 and (b) $28 million for the period from July 1, 2005 through December 31, 2006 under SFAS No. 123(R).

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

As a result of the Special Committee investigation, on October 16, 2006, the Company terminated its employment relationship and agreement with Kenneth L. Schroeder, and the Company announced its intent to cancel all outstanding stock options held by Mr. Schroeder that were retroactively priced or otherwise improperly granted. Those options were canceled in December 2006. As a result, the Company reversed $16 million and $4 million of stock-based compensation expense for stock options and restricted stock units, respectively. Mr. Schroeder was the Company’s Chief Executive Officer and a member of its Board of Directors from mid-1999 until January 1, 2006, and was a member of the Company’s stock option committee from 1994 until December 31, 2005. From January 1, 2006 to October 16, 2006, Mr. Schroeder was employed as a Senior Advisor to the Company. On November 10, 2006, Mr. Schroeder’s counsel informed the Company that Mr. Schroeder contests the Company’s right to terminate his employment relationship and agreement and to cancel any of his options. The Company intends to vigorously defend any claims that may be made by Mr. Schroeder regarding these matters, which could involve a material amount.

Also on October 16, 2006, Stuart J. Nichols, Vice President and General Counsel, resigned. Mr. Nichols and the Company entered into a Separation Agreement and General Release under which Mr. Nichols’ outstanding retroactively priced stock options have been re-priced by increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge was recognized in the financial statements for the quarter ended December 31, 2006.

On October 16, 2006, Kenneth Levy, Founder and Chairman of the Board of Directors of the Company, retired as a director and employee, and was named Chairman Emeritus by the Board of Directors. Mr. Levy and the Company entered into a Separation Agreement and General Release under which Mr. Levy’s outstanding retroactively priced stock options have been re-priced by increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge was recognized in the financial statements for the quarter ended December 31, 2006. Mr. Levy was the Company’s Chief Executive Officer from 1975 until mid-1999 (with the exception of mid-1997 to mid-1998), was a member of the Company’s Board of Directors from 1975 until his retirement, was Chairman of the Board of Directors from 1999 until his retirement, and was a member of the Company’s stock option committee from 1994 until use of that committee was suspended in the fall of 2006.

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

Although the Board of Directors concluded that John H. Kispert, the Company’s President and Chief Operating Officer, was not involved in and was not aware of the improper stock option practices, based on the Special Committee’s recommendation, his outstanding retroactively priced options have been re-priced because he served as Chief Financial Officer during part of the period in question. This re-pricing involved increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge was recognized in the financial statements for the quarter ended December 31, 2006.

The Company learned on February 2, 2007 that the SEC has opened a formal investigation into these matters. The Company is cooperating fully with the USAO and SEC inquiries and intends to continue to do so.

Restatement and Impact on Financial Statements

In addition to restating the consolidated financial statements in response to the Special Committee’s findings, the Company recorded additional non-cash adjustments that were previously considered to be immaterial relating primarily to the accounting for employee stock purchase plans, corrections for the recognition of deferred tax assets, the release of tax reserves, the timing of revenue recognition, gains and losses on hedging contracts and the calculation of minority interest. The Company has also corrected the classification of certain amounts presented as cash and cash equivalents and marketable securities relating to investments in Variable Rate Demand Notes.

The Company adopted SFAS No. 123(R) effective July 1, 2005. The grant date fair values of stock options granted prior to fiscal year 2006 were changed as a result of the findings that certain stock option grants were retroactively priced. This change resulted in the recognition of additional stock-based compensation expense in the three and six month periods ended December 31, 2005 and December 31, 2006. See Note 7, “Stock-Based Compensations,” to Condensed Consolidated Financial Statements (unaudited) for a detailed description.

Diluted shares in fiscal year 2005 also increased as a result of the restatement adjustments to correct the past accounting for stock options that were retroactively priced. The Company uses the treasury stock method to calculate the weighted-average shares used in the diluted EPS calculation. As part of the restatement, the Company revised its treasury stock calculations in accordance with SFAS No. 128, “Earnings Per Share.” These calculations assume that (i) all retroactively priced options are exercised, (ii) the Company repurchases shares with the proceeds of these hypothetical exercises along with the tax benefit resulting from the hypothetical exercises, and (iii) any unamortized deferred stock-based compensation is also used to repurchase shares.

Because virtually all holders of retroactively priced options issued by the Company were not involved in or aware of the retroactive pricing, the Company has taken and intends to take certain actions to deal with the adverse tax consequences that may be incurred by the holders of retroactively priced options. The adverse tax consequences are that retroactively priced stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). One such action by the Company is to offer to amend the 409A Affected Options to increase the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-officers could not be offered until after the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 were filed and do not need to be completed until December 31, 2007. Another action is to approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (but there is no assurance that the options will be exercised). If the Company is unable to complete an offer of amended options and bonuses in a reasonable period of time, then the Company also may consider compensating employees for penalty taxes they incur with respect to 409A Affected Options. Finally, the Company intends to compensate certain option holders who have already exercised 409A Affected Options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state tax laws).

Three of the Company’s option holders were subject to the December 31, 2006 deadline described above. Accordingly, in December 2006, the Company offered to amend the 409A Affected Options held by Mr. Wallace, the Company’s Chief Executive Officer, and two former executive officers to increase the exercise price so that these options will not subject the option holder to a penalty tax under IRC Section 409A. All three individuals accepted the Company’s offer. In addition, the Company agreed to pay each of the three individuals a cash bonus in January 2008 equal to the aggregate increase in the exercise prices for his amended options. For Mr. Wallace, the amount of this bonus is $0.4 million. To account for these actions, the Company has recorded a net charge of $0.3 million in the quarter ended December 31, 2006. The Company plans to take similar actions with respect to the outstanding 409A Affected Options granted to non-officers as soon as possible after the filing of this Report, subject to compliance with applicable securities and tax regulations. The Company estimates that the total cash payments needed to deal with the adverse tax consequences of retroactively priced options granted to non-officers will be approximately $30 million, of which, $7 million has been recorded during the three months ended December 31, 2006.

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

The following tables have been revised to reflect the impact of the additional non-cash charges for stock-based compensation expense and related tax effects as well as additional non-cash adjustments that were previously considered to be immaterial and the correct classification as marketable securities of Variable Rate Demand Notes on:

•	the condensed consolidated statements of operations for the three and six months ended December 31, 2005

•	the condensed consolidated statements of cash flows for the six months ended December 31, 2005.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31, 2005			Six Months Ended December 31, 2005
(In thousands, except per share data)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues:
Product	$401,720	$412	$402,132	$801,670	$(537)	$801,133
Service	86,250	(700)	85,550	170,160	650	170,810

Total revenues	487,970	(288)	487,682	971,830	113	971,943

Costs and operating expenses:
Costs of revenues*	217,103	(888)	216,215	431,323	29	431,352

Engineering, research and development*	98,327	480	98,807	195,078	2,499	197,577
Selling, general and administrative*	96,025	1,641	97,666	188,076	4,954	193,030

Total costs and operating expenses	411,455	1,233	412,688	814,477	7,482	821,959

Income from operations	76,515	(1,521)	74,994	157,353	(7,369)	149,984

Interest income and other, net	16,685	—	16,685	31,461	(700)	30,761

Income before income taxes and minority interest	93,200	(1,521)	91,679	188,814	(8,069)	180,745

Provision for income taxes	17,806	(1,477)	16,329	37,487	(6,834)	30,653

Income before minority interest	75,394	(44)	75,350	151,327	(1,235)	150,092

Minority interest	1,255	—	1,255	2,000	—	2,000

Net income	$76,649	$(44)	$76,605	$153,327	$(1,235)	$152,092

Net income per share:
Basic	$0.39	$(0.00)	$0.39	$0.78	$(0.01)	$0.77

Diluted	$0.38	$(0.00)	$0.38	$0.76	$(0.01)	$0.75

Weighted average number of shares:
Basic	198,236	—	198,236	197,824	—	197,824

Diluted	203,345	581	203,926	203,043	591	203,634

* includes the following amounts related to equity awards
Costs of revenues	$6,612	$(339)	$6,273	$13,423	$28	$13,451
Engineering, research and development	12,023	479	12,502	23,033	2,498	25,531
Selling, general and administrative	17,619	2,444	20,063	34,626	4,957	39,583

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31, 2005
	As previously reported (1)	Adjustments	As restated
Cash flows from operating activities:
Net income	$153,327	$(1,235)	$152,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,866	700	35,566
Non-cash, stock-based compensation	71,082	7,483	78,565
Minority interest	(2,000)		(2,000)
Net loss on sale of marketable securities and other investments	1,195		1,195
Tax benefit from employee stock options	31,086	(10,276)	20,810
Excess tax benefit from stock-based compensation	(10,791)	2,138	(8,653)
Changes in assets and liabilities, net of effect of acquisitions of businesses:
Accounts receivable, net	(52,921)	(157)	(53,078)
Inventories	(49,939)	(1,429)	(51,368)
Other assets	(7,795)	317	(7,478)
Accounts payable	11,828		11,828
Deferred system profit	(45,932)	262	(45,670)
Other current liabilities	(63,000)	4,335	(58,665)

Net cash provided by operating activities	71,006	2,138	73,144

Cash flows from investing activities:
Acquisitions of businesses, net of cash received	(7,664)		(7,664)
Capital expenditures, net	(38,785)		(38,785)
Purchase of available-for-sale securities	(2,030,432)		(2,030,432)
Proceeds from sale of available-for-sale securities	2,146,643		2,146,643
Proceeds from maturity of available-for-sale securities	109,087		109,087

Net cash provided by investing activities	178,849	—	178,849

Cash flows from financing activities:
Issuance of common stock	136,340		136,340
Payment of dividends to stockholders	(47,450)		(47,450)
Excess tax benefit from stock-based compensation	10,791	(2,138)	8,653
Stock repurchases	(84,362)		(84,362)
Proceeds from sale of minority interest in subsidiary	1,579		1,579

Net cash provided by financing activities	16,898	(2,138)	14,760

Effect of exchange rate changes on cash and cash equivalents	7,277		7,277

Net increase in cash and cash equivalents	274,030	—	274,030

Cash and cash equivalents at beginning of period	663,163		663,163

Cash and cash equivalents at end of period	$937,193	$—	$937,193

Supplemental cash flow disclosures:
Income taxes paid, net	$12,434		$12,434
Interest paid	$600		$600

(1)	The amounts as previously reported reflect adjustments to correct the classification of Variable Rate Demand Notes that were made in the third quarter of fiscal year 2006.

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

Also, as a result of these changes, purchases and sales of Variable Rate Demand Notes are now presented as investing activities, rather than as changes in cash and cash equivalents. The impact of this change on the Consolidated Statement of Cash Flows was as follows:

	Six months ended December 31, 2005
(in thousands)	As originally reported	As restated
Cash used for purchase of available-for-sale securities	$(1,470,421)	$(2,030,432)
Proceeds from sale of available-for-sale securities	$1,414,077	$2,146,643
Proceeds from maturity of available-for-sale securities	$97,291	$109,087
Net cash (used in) provided by investing activities	$(5,502)	$178,849

NOTE 3 – BALANCE SHEET COMPONENTS

(in thousands)	December 31, 2006	June 30, 2006
Cash equivalents and marketable securities:
U.S. Treasuries	$84,905	$25,908
U.S. Government agency securities	251,852	353,567
Municipal bonds	1,073,905	1,001,073
Corporate debt securities	4,009	—
Corporate equity securities	363	362
Money market bank deposits and other	552,384	804,017

	$1,967,418	$2,184,927
Less: Cash equivalents	(687,912)	(988,322)

Short-term marketable securities	$1,279,506	$1,196,605

Accounts receivable, net
Accounts receivable, gross	$460,495	$452,007
Allowance for doubtful accounts	(11,975)	(12,108)

	$448,520	$439,899

Inventories
Customer service parts	$173,135	$169,747
Raw materials	155,221	100,532
Work-in-process	126,449	91,413
Finished goods and demonstration equipment	109,761	87,464

	$564,566	$449,156

(in thousands)	December 31, 2006	June 30, 2006
Property and equipment
Land	$84,290	$86,408
Buildings and improvements	136,696	162,337
Machinery and equipment	398,516	388,113
Office furniture and fixtures	39,338	42,769
Leasehold improvements	139,266	142,587
Construction in process	18,769	12,809

	816,875	835,023
Less: accumulated depreciation	(461,818)	(439,611)

	$355,057	$395,412

Other assets
Long-term investments	$184,549	$164,552
Deferred tax assets – long-term	359,938	392,028
Other	10,728	10,335

	$555,215	$566,915

Other current liabilities
Warranty and retrofit	$57,446	$50,604
Compensation and benefits	295,097	281,815
Income taxes payable	76,209	126,750
Other accrued expenses	156,468	141,435

	$585,220	$600,604

NOTE 4 – BUSINESS COMBINATIONS

ADE Corporation (“ADE”)

On October 11, 2006, the Company acquired all of the shares of ADE, a supplier of semiconductor process control solutions. In order to acquire ADE, the Company paid $490 million which includes $8 million of direct costs. The acquisition has been accounted for as a purchase. With the acquisition, the Company gains entry into the wafer metrology market, expands into a broader range of products and services, and gains access to ADE’s workforce and intellectual property portfolio, which will contribute to the growth of the Company’s core businesses. The operating results of ADE have been included in KLA’s consolidated financial statements beginning October 12, 2006

The following table summarizes the estimated fair values of the net assets acquired at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Cash	$99,673
Current assets	78,393
Intangibles:
Existing technology	59,900
Patents	30,200
Trade name / Trademarks	11,800
Customer relationships	26,800
IPR&D	2,900
Other intangible assets	8,300
Noncurrent assets	17,238
Goodwill	244,029
Liabilities assumed (1)	(88,390)

$490,843

Cash consideration	$489,834
Value of options assumed	1,009

Total consideration	$490,843

(1)	$4.2 million of accrued severance created as a result of the acquisition has been included in liabilities assumed.

The Company currently has not identified any material pre-merger contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available prior to the end of the purchase price allocation period, which would indicate that it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the purchase price allocation. Furthermore, the preliminary nature of the purchase price allocation is also based upon the completion of the ADE integration plan.

The intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from six months for order backlog to nine years for trade name / trademarks.

Other acquisitions

The business combinations completed during fiscal years 2006 and 2005 are disclosed in Note 6 to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

In connection with the acquisitions completed during fiscal year 2005, KLA-Tencor is subject to a $9.1 million contingent cash payment based on the continued employment of certain employees over two years. The contingency is accounted for as compensation expense over the contingent employment period. During the second quarter of fiscal 2006, $5.4 million of this amount was paid and the remaining $3.7 million was paid during the second quarter of fiscal 2007.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill was $293.5 million and $49.3 million as of December 31, 2006 and June 30, 2006, respectively, and was allocated to KLA-Tencor’s reporting units pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill increased as a result of the ADE acquisition (see Note 4, “Business Combinations,” to Condensed Consolidated Financial Statements (unaudited)). In accordance with SFAS No. 142, KLA-Tencor completed its annual evaluation of the goodwill by reporting unit during the quarter ended December 31, 2006, and concluded that there was no impairment.

Other Intangible Assets

The components of other intangible assets as of December 31, 2006 and June 30, 2006 were as follows (in thousands):

	December 31, 2006			June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	$72,978	$8,456	$64,522	$13,078	$5,018	$8,060
Patents	48,361	7,579	40,782	18,161	5,622	12,539
Trade name/Trademark	13,025	1,146	11,879	1,225	775	450
Customer relationships	26,800	957	25,843
Other	8,583	4,121	4,462	200	200	—

Total	$169,747	$22,259	$147,488	$32,664	$11,615	$21,049

For the three month periods ended December 31, 2006 and 2005, amortization expense for other intangible assets was $12.7 million and $1.1 million, respectively. For the six month periods ended December 31, 2006 and 2005, amortization expense for other intangible assets was $13.5 million and $2.3 million, respectively. Based on the intangible assets recorded at December 31, 2006, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal year ending June 30:	Amount
2007 (remaining 6 months)	$15,802
2008	23,435
2009	23,311
2010	23,311
2011	23,311
Thereafter	38,318

Total	$147,488

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended December 31,		Six months ended December 31,
	2006	2005 As restated	2006	2005 As restated
Numerator:
Net Income	$90,049	$76,605	$225,971	$152,092

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock units	199,789	198,236	199,603	197,824
Effect of dilutive options and restricted stock units	5,166	5,690	4,223	5,810

Denominator for diluted earnings per share	204,955	203,926	203,826	203,634

Basic earnings per share	$0.45	$0.39	$1.13	$0.77

Diluted earnings per share	$0.44	$0.38	$1.11	$0.75

Potentially dilutive securities that were excluded from the computation of diluted earnings per share for the above periods because their effect would have been anti-dilutive were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Number of shares	10,483	18,145	8,900	16,699

During the third quarter of fiscal 2005, the Company’s Board of Directors authorized a quarterly cash dividend of $0.12 per share. The total amount of dividends paid during the three and six months ended December 31, 2006 was $24.2 and $48.1 million, respectively.

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

Stock Options

During the three months ended December 31, 2005, the Company granted approximately 0.1 million stock options with an estimated total grant-date fair value of $1.5 million after estimated forfeitures. There were no stock options granted during the three months ended December 31, 2006. During the six months ended December 31, 2006 and 2005, the Company granted approximately 0.2 million and 4.1 million stock options with an estimated total grant-date fair value of $1.9 million and $45.0 million after estimated forfeitures, respectively. During the three months ended December 31, 2006 and 2005, the Company recorded stock-based compensation expense related to stock options of $8.1 million (net of a $16 million reversal of stock-based compensation charges for the Company’s former Chief Executive Officer) and $33.5 million, respectively. During the six months ended December 31, 2006 and 2005, the Company recorded stock-based compensation expense related to stock options of $38.2 million (net of a $16 million reversal of stock-based compensation charges for the Company’s former Chief Executive Officer) and $68.0 million, respectively.

During the six months ended December 31, 2006 and 2005, the Company recorded $5.2 million and $7.5 million, respectively, of stock-based compensation expense as a result of the restatement.

As of December 31, 2006, the unrecognized stock-based compensation balance related to stock options was $165.4 million and will be recognized over an estimated weighted average amortization period of 3.0 years.

The following table shows stock-based compensation capitalized as inventory and deferred system profit as of December 31, 2006 and June 30, 2006:

(in millions)	December 31, 2006	June 30, 2006
Inventory	$6.1	$6.0
Deferred system profit	$1.4	$1.6

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

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Stock option plan:
Expected stock price volatility	(1)	31%	35%	29%
Risk free interest rate	(1)	4.2%	5.0%	4.0%
Dividend yield	(1)	1.0%	1.2%	1.0%
Expected life of options (in years)	(1)	4.3	4.4	4.7
Stock purchase plan:
Expected stock price volatility	(1)	33%	35%	33%
Risk free interest rate	(1)	3.5%	5.1%	3.5%
Dividend yield	(1)	1.1%	1.2%	1.1%
Expected life of options (in years)	(1)	1.3	1.3	1.3

(1)	No new stock options were issued during the three months ended December 31, 2006.

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

The following table summarizes the combined activity under the equity incentive plans for the indicated periods (in thousands):

	Available For Grant	Awards Outstanding	Weighted- Average Exercise Price
Balances as of June 30, 2006	6,318	30,362	$40.00
Additional shares reserved	176
Plan shares expired	(1,950)
Options granted	(190)	190	$41.45
Restricted stock units granted(1)	(4,677)
Restricted stock units cancelled(1)	460
Options canceled/expired/forfeited	2,717	(2,717)	$41.40
Options exercised		(645)	$28.45
Options assumed – ADE acquisition	(176)	176	$31.03

Balances as of December 31, 2006	2,678	27,366	$40.31

(1)

Any 2004 Equity Incentive Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the plan as 1.8 shares for every one share subject thereto.

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the six months ended December 31, 2006 and 2005 was $13.51 and $13.78 per share, respectively. The total number of in-the-money options exercisable as of December 31, 2006 was 15.2 million shares.

The total intrinsic value of options exercised during the six months ended December 31, 2006 and 2005 was $10.0 million and $84.0 million, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended December 31, 2006 and 2005 was approximately $18.4 million and $117.6 million, respectively. In connection with these exercises, the tax benefits realized by the Company for the six months ended December 31, 2006 and 2005 was $3.6 and $29.7 million, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

During the six months ended December 31, 2006 and 2005, the Company’s Board of Directors approved the grant of 2.6 million and 0.6 million shares, respectively, of restricted stock units to selected employees. Beginning in the fiscal year 2007, the restricted stock units generally vest in two equal installments on the second and fourth anniversaries of the date of grant. Prior to fiscal year 2007, the restricted stock units generally vested in two equal installments on the fourth and fifth anniversaries of the date of the grant. The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of award. The total grant date fair value of the restricted stock units granted during the six months ended December 31, 2006 and 2005 was $83.5 million and $16.8 million, respectively, after estimated forfeitures. Stock-based compensation expense for restricted stock units for the three months ended December 31, 2006 and 2005 was $3.4 million (net of a $4 million reversal of stock-based compensation charges for the Company’s former Chief Executive Officer) and $1.6 million, respectively. Stock-based compensation expense for restricted stock units for the six months ended December 31, 2006 and 2005 was $5.9 million (net of a $4 million reversal of stock-based compensation charges for the Company’s former Chief Executive Officer) and $2.5 million, respectively.

The restricted stock units were awarded under the Company’s 2004 Equity Incentive Plan and each unit will entitle the recipient to one share of common stock when the applicable vesting requirements for that unit are satisfied. However, for each share actually issued under the awarded units, the share reserve under the Plan will be reduced by 1.8 shares, as provided under the terms of such Plan.

As of December 31, 2006, the unrecognized stock-based compensation balance related to restricted stock units was $100.0 million and will be recognized over an estimated weighted average amortization period of 3.7 years.

Employee Stock Purchase Plan

KLA-Tencor’s Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase of KLA-Tencor’s common stock. The employee’s purchase price is derived from a formula based on the fair market value of the common stock at the time of enrollment into the offering period versus the fair market value on the date of purchase. Offering periods are generally two years in length. The compensation expense in connection with the plan for the three months ended December 31, 2006 and 2005 was $4.6 million and $3.7 million, respectively. The compensation expense in connection with the plan for the six months ended December 31, 2006 and 2005 was $9.0 million and $8.1 million, respectively. On September 28, 2006, the ESPP plan was suspended due to the ongoing stock option investigation, and accordingly there were no shares purchased under the employee stock purchase plan during the six months ended December 31, 2006.

The plan shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2,000,000 shares or the number of shares which KLA-Tencor estimates will be required to issue under the plan during the forthcoming fiscal year. At December 31, 2006, a total of 1.8 million shares were reserved and available for issuance under this plan.

On October 12, 2006, the Compensation Committee of the Board of Directors of the Company approved an alternative financial benefit consisting of a cash payment to all employees below the vice president level who had been active participants in the ESPP before it was temporarily suspended on September 28, 2006. The alternative financial benefit is intended to compensate such employees for the estimated financial benefit they would have realized had the ESPP continued in operation after September 28, 2006 and until December 31, 2006. On January 24, 2007, the Compensation Committee extended this alternative financial benefit into 2007 to cover the period until the ESPP suspension ends.

Former Chief Executive Officer Agreement and Termination

During November 2005, the Company announced that effective January 1, 2006, Kenneth L. Schroeder would cease to be its Chief Executive Officer and would thereafter be employed as a Senior Advisor. The Company and Mr. Schroeder also revised his prior agreement with the Company and defined the salary, bonus payout and equity award vesting during the period of his employment as a Senior Advisor. Effective January 1, 2006, the Company determined that all service conditions associated with certain prior equity awards under the terms of the revised agreement with Mr. Schroeder had been satisfied; and accordingly, the Company recorded at that time an additional non-cash, stock-based compensation charge of approximately $9.8 million relating to these equity awards. The above mentioned charge is included as a component of Selling, General and Administrative (“SG&A”) expense during fiscal 2006. On October 16, 2006, following the Special Committee investigation of the Company’s historical stock option practices, the Company terminated all aspects of Mr. Schroeder’s employment relationship and agreement with the Company. As a result, vesting of Mr. Schroeder’s then outstanding stock options and restricted stock awards immediately ceased, and the 890,914 unvested option shares and 100,000 unvested restricted stock award shares held by Mr. Schroeder at the time of termination were canceled. Accordingly, in the second quarter of fiscal 2007 the Company reversed $20.3 million of the non-cash, stock-based compensation charges that had been recorded in prior periods related to unvested option shares and restricted stock award shares. In December 2006, the Company canceled 596,740 vested option shares held by Mr. Schroeder as of the time of termination, representing those shares that had been retroactively priced or otherwise improperly granted.

IRC Section 409A Affected Options

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

One such action by the Company is to offer to amend the 409A Affected Options to increase the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-officers could not be offered until after the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 were filed and do not need to be completed until December 31, 2007. Another action is to approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (but there would be no assurance that the options would be exercised). If the Company is unable to complete an offer of amended options and bonuses in a reasonable period of time, then the Company also may consider compensating employees for penalty taxes they incur with respect to 409A Affected Options. Finally, the Company intends to compensate certain option holders who have already exercised 409A Affected Options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state tax laws).

Three of the Company’s option holders were subject to the December 31, 2006 deadline described above. Accordingly, in December 2006, the Company offered to amend the 409A Affected Options held by Mr. Wallace, the Company’s Chief Executive Officer, and two former executive officers to increase the exercise price so that these options will not subject the option holder to a penalty tax under IRC Section 409A. All three individuals accepted the Company’s offer. In addition, the Company agreed to pay each of the three individuals a cash bonus in January 2008 equal to the aggregate increase in the exercise prices for his amended options. For Mr. Wallace, the amount of this bonus is $0.4 million. To account for these actions, the Company has recorded a net charge of $0.3 million in the quarter ended December 31, 2006. The Company plans to take similar actions with respect to the outstanding 409A Affected Options granted to non-officers as soon as possible after the filing of this Report, subject to compliance with applicable securities and tax regulations. The Company estimates that the total cash payments needed to deal with the adverse tax consequences of retroactively priced options granted to non-officers will be approximately $30 million, of which, $7 million has been recorded during the three months ended December 31, 2006.

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

The Company’s systematic buyback program was suspended in May 2006, and resumed in February 2007.

Share repurchases for the three and six months ended December 31, 2005 were as follows (in thousands):

	Three months ended December 31, 2005	Six months ended December 31, 2005
Number of shares of common stock repurchased	997	1,736

Total cost of repurchase	$48,874	$84,362

As of December 31, 2005, the amount related to unsettled share repurchases was $2.0 million.

NOTE 9 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2006	2005 As restated	2006	2005 As restated
Net Income	$90,049	$76,605	$225,971	$152,092

Other comprehensive income (loss):
Currency translation adjustments	3,852	(2,792)	2,746	(6,908)
Gain on cash flow hedging instruments, net	233	513	5,327	3,226
Unrealized gains (losses) on investments, net of taxes (benefits) of $(1,551) and $2,190 for the three and six months ended December 31, 2006 and $(397) and $(2,984) for the three and six months ended December 31, 2005	(1,971)	(667)	4,319	(5,016)

Other comprehensive income (loss)	2,114	(2,946)	12,392	(8,698)

Total comprehensive income	$92,163	$73,659	$238,363	$143,394

NOTE 10 – EMPLOYEE BENEFIT PLANS

KLA-Tencor sponsors various retirement and pension plans, including defined contribution and defined benefit plans which cover most employees worldwide. Several of KLA-Tencor’s foreign subsidiaries have retirement plans for full time employees, some of which are defined benefit plans. KLA-Tencor does not sponsor defined benefit plans in the United States.

Net periodic pension cost, determined in accordance with SFAS No. 87 “Employer’s Accounting for Pensions” for KLA-Tencor’s defined benefit retirement plans for the three and six months ended December 31, 2006 and 2005 include the following components (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Service Cost	$443	$514	$890	$1,048
Interest Cost	140	123	280	250
Expected Return on Assets	(52)	(42)	(104)	(85)
Amortization of Net Transitional Obligation	8	38	16	78
Amortization of Net Gain	32	45	65	92

Net periodic pension cost	$571	$678	$1,147	$1,383

KLA-Tencor contributed $203,000 and $477,000 to its foreign subsidiary defined benefit pension plans for the three and six months ended December 31, 2006, respectively, and expects to contribute $553,000 during the remainder of fiscal year 2007.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Factoring KLA-Tencor has agreements with financial institutions to sell certain of its trade receivables and promissory notes from customers without recourse. During the three months ended December 31, 2006 and 2005, approximately $64.8 million and $56.6 million of receivables were sold under these arrangements, respectively. During the six months ended December 31, 2006 and 2005, approximately $144.6 million and $111.2 million of receivables were sold under these arrangements, respectively. KLA-Tencor does not believe it is at risk for any material losses as a result of these agreements.

In addition, from time to time KLA-Tencor will discount without recourse Letters of Credit (“LCs”) received from customers in payment of goods. During the three months ended December 31, 2006 and 2005, several LCs were sold with proceeds totaling $8.5 million and $16.0 million, respectively. Discounting fees of $133,000 and $146,000 for the three months ended December 31, 2006 and 2005, respectively, were equivalent to interest expense and were recorded in interest and other income net. During the six months ended December 31, 2006 and 2005, several LCs were sold with proceeds totaling $38.7 million and $33.7 million, respectively. Discounting fees were $498,000 and $291,000 for the six months ended December 31, 2006 and 2005, respectively.

Facilities KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, these facilities are not included on its Condensed Consolidated Balance Sheet.

The following is a schedule of operating leases payments (in thousands):

Fiscal year ended June 30,	Amount
2007 (remaining 6 months)	$4,241
2008	7,233
2009	5,901
2010	3,670
2011	2,579
2012 and thereafter	9,843

Total minimum lease payments	$33,467

Purchase Commitments KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. KLA-Tencor’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $191.7 million as of December 31, 2006. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

Guarantees KLA-Tencor provides standard warranty coverage on its systems for twelve months, providing labor and parts necessary to repair the systems during the warranty period. KLA-Tencor accounts for the estimated warranty cost as a charge to cost of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, KLA-Tencor calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. KLA-Tencor updates these estimated charges periodically. The actual product performance and/or field expense profiles may differ, and in those cases KLA-Tencor adjusts warranty accruals accordingly.

The following table provides the changes in the product warranty accrual for the three and six months ended December 31, 2006 and 2005 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Beginning balance	$46,983	$44,846	$45,642	$46,647
Accruals for warranties issued during the period	14,695	10,996	28,949	20,965
Changes in liability related to pre-existing warranties	(2,320)	(1,809)	(4,790)	(2,781)
Settlements made during the period	(10,968)	(10,680)	(21,411)	(21,478)

Ending balance	$48,390	$43,353	$48,390	$43,353

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

The Company maintains $27 million of short-term credit facilities in various locations to fund overdraft, Custom’s guarantee for VAT, and letter of credits needs of its subsidiaries in Europe and Asia. A total of $20 million was outstanding under these facilities as of December 31, 2006.

Government Inquiries Relating to Historical Stock Option Practices On May 23, 2006, the Company received a subpoena from the USAO requesting information relating to its past stock option grants and related accounting matters. Also on May 23, 2006, the Company received a letter from the SEC making an informal inquiry and request for information on the same subject matters. The Company learned on February 2, 2007 that the SEC has opened a formal investigation into these matters. The Company is cooperating fully with the USAO and SEC inquiries and intends to continue to do so. These inquiries likely will require the Company to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may adversely affect its results of operations and cash flow.

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

Late SEC Filings and Nasdaq Delisting Proceedings Due to the Special Committee investigation and the resulting restatements, the Company did not file on time its Annual Report on Form 10-K for the year ended June 30, 2006 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. As a result, the Company received two Nasdaq Staff Determination letters, dated September 14, 2006 and November 14, 2006, respectively, stating that it was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that the Company’s stock was subject to delisting from the Nasdaq Global Select Market. The Company appealed this determination and requested a hearing before a Nasdaq Listing Qualifications Panel. On October 26, 2006, the Company attended a hearing, at which it sought appropriate exceptions to the filing requirements from the Panel pending completion and filing of the Company’s delinquent reports. On January 3, 2007, the Panel granted the Company’s request for continued listing of its stock on the Nasdaq Global Select Market, subject to the condition that the Company file its Annual Report on Form 10-K for the year ended June 30, 2006 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on or before January 31, 2007. With the filings of those reports on January 29, 2007, the Company returned to full compliance with these filing requirements. On January 31, 2007, the Company received a letter from the Nasdaq Panel confirming that the Company has returned to full compliance with Nasdaq listing requirements.

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

Shareholder Class Action Litigation Relating to Historical Stock Option Practices KLA-Tencor and various of its current and former directors and officers were named as defendants in a putative securities class action filed on June 29, 2006 in the U.S. District Court for the Northern District of California. Two similar actions were filed later in the same court, and all three cases have been consolidated into one action. The complaints allege claims under the Securities Exchange Act of 1934 as a result of the Company’s past stock option grants and related accounting and reporting, and seek unspecified monetary damages and other relief. The plaintiffs seek to represent a class consisting of purchasers of KLA-Tencor stock between February 13, 2001 and May 22, 2006 who allegedly suffered losses as a result of material misrepresentations in KLA-Tencor’s SEC filings during that period. The lead plaintiffs, who seek to represent the class, are the Police and Fire Retirement System of the City of Detroit, the Louisiana Municipal Police Employees’ Retirement System, and the City of Philadelphia Board of Pensions and Retirement. The defendants are KLA-Tencor, Edward W. Barnholt, H. Raymond Bingham, Robert J. Boehlke, Robert T. Bond, Gary E. Dickerson, Richard J. Elkus, Jr., Jeffrey L. Hall, Stephen P. Kaufman, John H. Kispert, Kenneth Levy, Michael E. Marks, Kenneth L. Schroeder, Jon D. Tompkins, Lida Urbanek and Richard P. Wallace.

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

Indemnification Obligations Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with the investigation of the Company’s historical stock option practices and related government inquiries and litigation. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The Company is currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of its current and former directors, officers and employees. Although the maximum potential amount of future payments KLA-Tencor could be required to make under these agreements is theoretically unlimited, the Company believes the fair value of this liability is adequately covered within the reserves it has established for currently pending legal proceedings.

Other Legal Matters The Company is named from time to time as a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

NOTE 12 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets. As a result, KLA-Tencor is exposed to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts to hedge against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. As of December 31, 2006, KLA-Tencor had cash flow hedge contracts, maturing throughout fiscal 2007 to sell $170.2 million and purchase $24.7 million, in foreign currency, primarily Japanese Yen. As of June 30, 2006, KLA-Tencor had other foreign currency hedge contracts maturing throughout fiscal year 2007 to sell $167.5 million and purchase $15.2 million, in foreign currency, primarily Japanese Yen.

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

The following is a summary of revenues by geographic region for the three and six months ended December 31, 2006 and 2005 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2006	2005 As restated	2006	2005 As restated
Revenue:
United States	$166,001	$86,758	$296,258	$185,090
Europe & Israel	51,650	64,055	121,969	135,271
Japan	134,959	156,273	242,225	268,243
Taiwan	126,312	91,402	263,609	172,457
Korea	73,942	61,843	161,257	146,418
Asia Pacific	96,406	27,351	193,315	64,464

Total	$649,270	$487,682	$1,278,633	$971,943

Long-lived assets by geographic region as of December 31, 2006 and June 30, 2006 were as follows (in thousands):

	December 31, 2006	June 30, 2006
Long-lived assets:
United States	$318,415	$366,714
Europe & Israel	12,896	9,503
Japan	3,662	3,665
Taiwan	1,957	1,919
Korea	6,087	6,216
Asia Pacific	22,769	17,730

Total	$365,786	$405,747

The following is a summary of revenues by major products for the three and six months ended December 31, 2006 and 2005 (as a percentage of total revenue):

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Revenue:
Defect inspection	59%	60%	61%	61%
Metrology	20%	17%	18%	17%
Service	15%	17%	15%	16%
Other	6%	6%	6%	6%

Total	100%	100%	100%	100%

For the three and six months ended December 31, 2006, no customer accounted for greater than 10% of revenue, respectively. For the three months ended December 31, 2005, no customer accounted for greater than 10% of revenue. For the six months ended December 31, 2005, two customers each accounted for 10% of revenue, respectively. As of December 31, 2006, no customer accounted for greater than 10% of net accounts receivable. As of June 30, 2006, one customer accounted for 13% of net accounts receivable.

NOTE 14 – ASSET IMPAIRMENT AND SEVERANCE CHARGES

During the three months ended December 31, 2006, as part of the long-term business plan, the Company decided to sell certain real estate properties owned by the Company in San Jose, California and Livermore, California. Based on the valuation of these assets, performed by a third party appraiser, the Company recorded an asset impairment charge of approximately $57 million, which has been included in SG&A in the quarter ended December 31, 2006. In November 2006, the Company reduced its work-force by approximately 150 people (primarily in San Jose, California and Milpitas, California) and accrued approximately $10 million in severance charges in the quarter ended December 31, 2006. Approximately $3 million of the charges has been recorded as cost of revenues, $2 million in engineering, research and development expenses, and $5 million has been recorded as SG&A expenses. These severance charges will be paid over the next twelve months.

The following table provides the changes in the severance accrual for the three months ended December 31, 2006 (in thousands):

Amounts
Balance as of 9/30/06	$—
Severance charges	9,685
Cash payments	(179)

Balance as of 12/31/06	$9,506

NOTE 15 – SUBSEQUENT EVENTS

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

Because virtually all holders of retroactively priced options issued by the Company were not involved in or aware of the retroactive pricing, the Company has taken and intends to take certain actions to deal with the adverse tax consequences that may be incurred by the holders of retroactively priced options. The adverse tax consequences are that retroactively priced stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). One such action by the Company is to offer to amend the 409A Affected Options to increase the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-officers could not be offered until after the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 were filed and do not need to be completed until December 31, 2007. Another action is to approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (but there would be no assurance that the options would be exercised). If the Company is unable to complete an offer of amended options and bonuses in a reasonable period of time, then the Company also may consider compensating employees for penalty taxes they incur with respect to 409A Affected Options. Finally, the Company intends to compensate certain option holders who have already exercised 409A Affected Options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state tax laws).

On January 16, 2007, KLA-Tencor acquired OnWafer Technologies, Inc. and SensArray Corporation for a total of $53 million in cash. Both companies design and produce sensors that are embedded in wafers to collect information on the performance of tools used in the semiconductor manufacturing process.

On February 2, 2007, the Company announced a quarterly cash dividend of 12 cents per share to be paid on March 1, 2007 to stockholders of record on February 15, 2007.

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

We previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” through our fiscal year ended June 30, 2005. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was required to be recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of our retroactively priced options had an exercise price below the market price on the actual grant date, in periods up through June 30, 2005, we recognized a non-cash charge for each of these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date, amortized over the vesting period of the option. Starting in our fiscal year ended June 30, 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” As a result, beginning with fiscal year 2006, the additional stock-based compensation expense required to be recorded for each retroactively priced option was equal to the incremental fair value of these options on the actual grant date, amortized over the remaining vesting period of the option. We recorded these stock-based compensation expenses under APB Opinion No. 25 or SFAS No. 123(R) related to our retroactively priced options in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (which included restatements of our consolidated financial statements as of and for our fiscal year ended June 30, 2005 and 2004; and our unaudited quarterly financial data for the first three quarters in our fiscal year ended June 30, 2006 and for all quarters in our fiscal year ended June 30, 2005). We did not record the required stock-based compensation expenses under SFAS No. 123(R) related to our retroactively priced options in our previously issued financial statements for our quarter ended December 31, 2005, and that is why we are restating them in this filing. To correct our past accounting for stock options, in total we have recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $348 million for the periods July 1, 1994 to June 30, 2005 under APB Opinion No. 25 and (b) $28 million for the period from July 1, 2005 through December 31, 2006 under SFAS No. 123(R).

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

Also on October 16, 2006, Stuart J. Nichols, Vice President and General Counsel, resigned. Mr. Nichols and we entered into a Separation Agreement and General Release under which Mr. Nichols’ outstanding retroactively priced stock options have been re-priced by increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge was recognized in the financial statements for the quarter ended December 31, 2006.

On October 16, 2006, Kenneth Levy, Founder and Chairman of the Board of Directors of the Company, retired as a director and employee, and was named Chairman Emeritus by our Board of Directors. Mr. Levy and we entered into a Separation Agreement and General Release under which Mr. Levy’s outstanding retroactively priced stock options have been re-priced by increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge was recognized in the financial statements for the quarter ended December 31, 2006. Mr. Levy was the Company’s Chief Executive Officer from 1975 until mid-1999 (with the exception of mid-1997 to mid-1998), was a member of the Company’s Board of Directors from 1975 until his retirement, was Chairman of the Board of Directors from 1999 until his retirement, and was a member of the Company’s Stock Option Committee from 1994 until use of that committee was suspended in the fall of 2006.

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

Although the Board of Directors concluded that John H. Kispert, our President and Chief Operating Officer, was not involved in and was not aware of the improper stock option practices, based on the Special Committee’s recommendation, his outstanding retroactively priced options have been re-priced because he served as Chief Financial Officer during part of the period in question. This re-pricing involved increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge was recognized in the financial statements for the quarter ended December 31, 2006.

Restatement and Impact on Financial Statements

In addition to restating the consolidated financial statements in response to the Special Committee’s findings, we recorded additional non-cash adjustments that were previously considered to be immaterial relating primarily to the accounting for the employee stock purchase plans, corrections for the recognition of deferred tax assets, the release of tax reserves, the timing of revenue recognition, gains and losses on hedging contracts and the calculation of minority interest. We have also corrected the classification of certain amounts presented as cash and cash equivalents and marketable securities relating to investments in Variable Rate Demand Notes.

Government Inquiries Relating to Historical Stock Option Practices

As noted above, we received a subpoena from the USAO and a letter of inquiry from the SEC regarding our stock option practices on May 23, 2006. We learned on February 2, 2007 that the SEC has opened a formal investigation into these matters. We are cooperating fully with the USAO and SEC inquiries and intend to continue to do so. These inquiries likely will require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may adversely affect our results of operations and cash flow. We cannot predict how long it will take or how much more time and resources we will have to expend to resolve these government inquiries, nor can we predict the outcome of these inquiries.

Late SEC Filings and Nasdaq Delisting Proceedings

Due to the Special Committee investigation and the resulting restatements, we did not file on time our Annual Report on Form 10-K for the year ended June 30, 2006 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. As a result, we received two Nasdaq Staff Determination letters, dated September 14, 2006 and November 14, 2006, respectively, stating that we were not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that our stock was subject to delisting from the Nasdaq Global Select Market. We appealed this determination, attended a hearing, and obtained approval of our request for continued listing of our stock on the Nasdaq Global Select Market, subject to the condition that we file our Annual Report on Form 10-K for the year ended June 30, 2006 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on or before January 31, 2007.

With the filing of our Annual Report on Form 10-K for the year ended June 30, 2006 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on January 29, 2007, we believe we returned to full compliance with SEC reporting requirements and Nasdaq listing requirements, and, therefore, that the Nasdaq delisting matter is now closed. On January 31, 2007, the Company received a letter from the Nasdaq Panel confirming that the Company has returned to full compliance with Nasdaq listing requirements. However, SEC comments on those Reports (or other reports that we previously filed) or other factors could render us unable to maintain an effective listing of our common stock on the Nasdaq Global Select Market or any other national securities exchange.

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

Warranty We provide standard warranty coverage on our systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, we calculate the average service hours and parts expense per system and apply the labor and overhead rates to determine the estimated warranty charge. We update these estimated charges on a quarterly basis. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty reserves accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited or no historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. Non-

standard warranty generally includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is deferred as unearned revenue and is recognized ratably as revenue when the applicable warranty term period commences. See Note 11, “Commitments and Contingencies,” to Condensed Consolidated Financial Statements (unaudited) for a detailed description.

Revenue Recognition We recognize revenue when persuasive evidence of an arrangement exists, the sale price is fixed or determinable, delivery has occurred or services have been rendered, and collectibility is reasonably assured. System revenue includes hardware and software that is incidental to the product. We generally recognize system revenue upon acceptance by the customer that the system has been installed and is operating according to pre-determined specifications. This acceptance is generally evidenced by an acceptance document signed by the customer. In certain cases, our policy does not require written acceptance from the customer and we recognize system revenue upon shipment. Total revenue recognized without a written acceptance from the customer was approximately 15.5%, 6.4% and 2.6% of total revenue for the three months ended December 31, 2006, June 30, 2006 and December 31, 2005, respectively, and 11.1% and 2.9% for the six months ended December 31, 2006 and 2005, respectively. The fluctuation of revenue exceptions is primarily driven by the shipment patterns of tools that have already met the required acceptance criteria. Shipping charges billed to customers are included in system revenue and the related shipping costs are included in costs of revenues.

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

Stock-Based Compensation Prior to July 1, 2005, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, a non-cash, stock-based compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date. The charge for the options with an exercise price below the market price on the actual grant date was equal to the number of options multiplied by the difference between the exercise price and the market price of the option shares on the actual grant date. That expense was amortized over the vesting period of the option. Beginning July 1, 2005, we have accounted for stock-based compensation using the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107. We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during fiscal year 2006, we recorded stock-based compensation expense totaling the amount that would have been recognized had the fair value method, under SFAS No. 123, been applied since the effective date of SFAS No. 123 for the pre-fiscal 2006 grants and under SFAS No. 123(R) for the fiscal year 2006 grants. SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the implied volatility of the Company’s common stock. We determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a blended volatility. Prior to the adoption of SFAS No. 123(R), we used a combination of historical and implied volatility in deriving the expected volatility assumption. In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We have elected not to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). We followed paragraph 81 of SFAS No. 123(R) to calculate the initial pool of excess tax benefits and to determine the subsequent impact on the Additional Paid-in-Capital (“APIC”) pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). See Note 7, “Stock-Based Compensation,” to Condensed Consolidated Financial Statements (unaudited) for a detailed description.

Contingencies and Litigation We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and charge operations for the estimated costs expected to be incurred over the next twelve months of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. See Note 11, “Commitments and Contingencies,” to Condensed Consolidated Financial Statements (unaudited) for a detailed description.

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

	Fiscal year 2007		Fiscal year 2006
	First Quarter	Second Quarter	First Quarter As restated	Second Quarter As restated	Third Quarter As restated	Fourth Quarter
Revenues	$629	$649	$484	$488	$520	$579
Income from operations	$154	$78	$75	$75	$85	$75
Net income	$136	$90	$75	$77	$97	$132

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

RESULTS OF OPERATIONS

Revenues and Gross Margin

	Three months ended			Six months ended
(in millions)	December 31, 2006	September 30, 2006	December 31, 2005 As restated	December 31, 2006	December 31, 2005 As restated
Revenues:
Product	$544	$531	$402	$1,075	$801
Service	105	98	86	203	171

Total revenues	$649	$629	$488	$1,278	$972

Costs of revenues	$298	$270	$216	$568	$431

Stock-based compensation expense included in costs of revenues	$8	$9	$6	$17	$13

Gross margin percentage	54%	57%	56%	56%	56%

Stock-based compensation expense included in costs of revenues as a percentage of revenue	1%	1%	1%	1%	1%

Product revenues

Product revenues increased $13 million or 2% to $544 million during the second quarter of fiscal 2007 from $531 million during the first quarter of fiscal 2007. Product revenues increased $142 million or 35% to $544 million during the second quarter of fiscal 2007 from $402 million during the same period in the previous fiscal year. Product revenues increased by $274 million or 34% to $1,075 million during the six months ended December 31, 2006 from $801 million during the six months ended December 31, 2005. Product revenue increases were primarily the result of a higher level of orders received in prior quarters and, to a lesser extent, due to additional revenue related to ADE operations during the second quarter of fiscal 2007.

Per our revenue recognition policy, we do not require written acceptance from the customer under certain situations. Revenue recognized without a written acceptance by the customer was approximately 15.5%, 6.4% and 2.6% of total revenue for the three months ended December 31, 2006, September 30, 2006 and December 31, 2005, respectively, and 11.1% and 2.9% for the six months ended December 31, 2006 and 2005, respectively.

In each of the three and six months ended December 31, 2006, and the three months ended December 31, 2005, no customer accounted for greater than 10% of revenue. For the six months ended December 31, 2005, two customers each accounted for 10% of revenue. As of December 31, 2006, no customer accounted for greater than 10% of net accounts receivable. As of June 30, 2006 one customer accounted for 13% of net accounts receivable.

Service revenues

Service revenues increased $7 million or 7% to $105 million during the second quarter of fiscal 2007 from $98 million during the first quarter of fiscal 2007. Service revenues increased $19 million or 22% to $105 million during the second quarter of fiscal 2007 from $86 million during the same period in the previous fiscal year. Service revenues increased by $32 million or 19% to $203 million during the six months ended December 31, 2006 from $171 million during the six months ended December 31, 2005. Service revenue is generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. The increase in service revenue is due to an increase in the number of post-warranty systems installed at our customers’ sites and the degree of utilization of those systems. The increase in service revenues also reflected additional revenue related to ADE operations during the second quarter of fiscal 2007.

Revenues by region

Revenues by region for the periods indicated were as follows (in millions):

	Three months ended						Six months ended
	December 31, 2006		September 30, 2006		December 31, 2005		December 31, 2006		December 31, 2005
United States	$166	26%	$130	21%	$87	18%	$296	23%	$185	19%
Europe & Israel	51	8%	70	11%	64	13%	122	10%	135	14%
Japan	135	21%	108	17%	156	32%	242	19%	268	27%
Taiwan	126	19%	137	22%	92	19%	264	20%	173	18%
Korea	74	11%	87	14%	62	13%	161	13%	146	15%
Asia Pacific	97	15%	97	15%	27	5%	193	15%	65	7%

Total	$649	100%	$629	100%	$488	100%	$1,278	100%	$972	100%

A significant portion of our revenue continues to be generated in Asia where a substantial portion of the world’s semiconductor manufacturing capacity is located.

Gross margin

Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products. The gross margin percentage decreased 3 percentage points to 54% during the second quarter of fiscal 2007 compared to 57% during the first quarter of fiscal 2007. The gross margin percentage decreased 2 percentage points to 54% during the second quarter of fiscal 2007 compared to 56% during the same period in the prior fiscal year. The decrease in gross margin is primarily due to the following charges recorded in the second quarter of fiscal 2007:

•	$9 million for additional amortization of intangibles and fair value adjustment for inventory related to ADE acquisition,

•	$3 million for severance and related benefits related to employee workforce reduction,

•	$2 million for reimbursement of taxes related to IRS 409A to employees, and

•	$1 million for alternative financial benefit consisting of a cash payment to employees to compensate lost benefits due to ESPP suspension.

Engineering, Research and Development (“R&D”)

	Three months ended			Six months ended
(in millions)	December 31, 2006	September 30, 2006	December 31, 2005 As restated	December 31, 2006	December 31, 2005 As restated
R&D expenses	$108	$99	$99	$207	$198

Stock-based compensation expense included in R&D expenses	$11	$12	$13	$23	$26

R&D expenses as a percentage of total revenues	17%	16%	20%	16%	20%

Stock-based compensation expense included in R&D expenses as a percentage of total revenues	2%	2%	3%	2%	3%

R&D expenses increased $9 million or 9% to $108 million during the second quarter of fiscal year 2007 from $99 million during the first quarter of fiscal year 2006. Net R&D expenses increased $9 million or 9% to $108 million during the second quarter of fiscal year 2007 from $99 million during the same period in the previous fiscal year. R&D expenses increased by $9 million or 5% to $207 million during the six months ended December 31, 2006 from $198 million during the six months ended December 31, 2005. The increase in R&D expenses compared to the previous fiscal year primarily reflects the following charges recorded in the second quarter of fiscal 2007:

•	$3 million for in-process research and development charges associated with ADE acquisition,

•	$2 million for severance and related benefits related to employee workforce reduction,

•	$2 million for reimbursement of taxes related to IRS 409A to employees, and

•	$1 million for alternative financial benefit consisting of a cash payment to employees to compensate lost benefits due to ESPP suspension.

R&D expenses include the benefit of $4 million, $3 million and $2 million of external funding received during the three months ended December 31, 2006, September 30, 2006, and December 31, 2005, respectively, for certain strategic development programs conducted with several of our customers and from government grants. R&D expenses include the benefit of $7 million and $5 million of external funding received during the six months ended December 31, 2006 and 2005, respectively. We expect our R&D expenses to increase in absolute dollars as we accelerate our investments in critical programs focusing on new technologies and enhancements to existing products.

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

Selling, General and Administrative (“SG&A”)

	Three months ended			Six months ended
(in millions)	December 31, 2006	September 30, 2006	December 31, 2005 As restated	December 31, 2006	December 31, 2005 As restated
SG&A expenses	$165	$106	$98	$271	$193

Stock-based compensation expense included in SG&A expenses	$(3)	$17	$20	$14	$40

SG&A expenses as a percentage of total revenues	25%	17%	20%	21%	20%

Stock-based compensation expense included in SG&A expenses as a percentage of total revenues	0%	3%	4%	1%	4%

SG&A expenses increased $59 million or 56% to $165 million during the second quarter of fiscal 2007 from $106 million during the first quarter of fiscal 2007. SG&A expenses increased $67 million or 68% to $165 million during the second quarter of fiscal year 2007 from $98 million during the same period in the previous fiscal year. SG&A expenses increased by $78 million or 40% to $271 million during the six months ended December 31, 2006 from $193 million during the six months ended December 31, 2005. The increase in SG&A expenses compared to the previous fiscal year primarily reflects a net increase in headcount and additional SG&A expenses related to the ADE acquisition as well as the following charges recorded in the second quarter of fiscal 2007:

•	$57 million for impairment charges related to the write-down of buildings,

•	$5 million for severance and related benefits related to employee workforce reduction,

•	$5 million for additional amortization of intangibles related to ADE acquisition,

•	$3 million for reimbursement of taxes related to IRS 409A to employees, and

•	$1 million for alternative financial benefit consisting of a cash payment to employees to compensate lost benefits due to ESPP suspension.

The cumulative increase was offset by $20 million due to the reversal of stock-based compensation expense related to our former Chief Executive Officer.

During the three months ended December 31, 2006, as part of the long-term business plan, the Company decided to sell certain real estate properties owned by the Company in San Jose, California and Livermore, California. Based on the valuation of these assets, performed by a third party appraiser, the Company recorded an asset impairment charge of approximately $57 million, which has been included in SG&A in the quarter ended December 31, 2006. In November 2006, the Company reduced its work-force by approximately 150 people (primarily in San Jose, California and Milpitas, California) and accrued approximately $10 million in severance charges in the quarter ended December 31, 2006. Approximately $3 million of the charges has been recorded as cost of revenues, $2 million in engineering, research and development expenses, and $5 million has been recorded as selling, general and administrative expenses. These severance charges will be paid over the next twelve months. See Note 14 “Asset Impairment and Severance Charges” to Condensed Consolidated Financial Statements (unaudited) for a schedule of the activities of the severance accrual.

During November 2005, we announced that effective January 1, 2006, Kenneth L. Schroeder would cease to be our Chief Executive Officer and would thereafter be employed as a Senior Advisor. The Company and Mr. Schroeder also revised his prior agreement with the Company and defined the salary, bonus payout and equity award vesting during the period of his employment as a Senior Advisor. Effective January 1, 2006, we determined that all service conditions associated with certain prior equity awards under the terms of the revised agreement with Mr. Schroeder had been satisfied; accordingly we recorded an additional non-cash, stock-based compensation charge of approximately $9.8 million relating to these equity awards. The above-mentioned charge is included as a component of Selling, General and Administrative expense during fiscal 2006. On October 16, 2006, following the Special Committee investigation of our historical stock option practices, we terminated all aspects of Mr. Schroeder’s employment relationship and agreement with the Company. As a result, vesting of Mr. Schroeder’s then outstanding stock options and restricted stock awards immediately ceased, and the 890,914 unvested option shares and 100,000 unvested restricted stock award shares held by Mr. Schroeder at the time of termination were canceled. Accordingly, in the second quarter of fiscal 2007 we reversed $20 million of the non-cash, stock-based compensation charges that had been recorded in prior periods related to unvested option shares and restricted stock award shares. In December 2006, we canceled 596,740 vested option shares held by Mr. Schroeder as of the time of termination, representing those shares that had been retroactively priced or otherwise improperly granted.

Interest Income and Other, Net

	Three months ended			Six months ended
(in millions)	December 31, 2006	September 30, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Interest income and other, net	$23	$22	$17	$45	$31

Percentage of total revenues	4%	3%	3%	4%	3%

Interest income and other, net is comprised primarily of interest income earned on the investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as income recognized upon settlement of certain foreign currency contracts. The increase in interest income and other, net compared to the same period in the prior fiscal year is primarily due to the increase in cash levels and short-term interest rates.

Provision for Income Taxes

Our effective income tax rate was 11.5% and 17.8% for the three months ended December 31, 2006 and 2005, respectively. The current quarter decrease in the effective tax rate is primarily due to the reinstatement of the federal research and development tax credit and unusual non-recurring items for which the tax effects are recognized in the current quarter. The unusual and non-recurring items included asset impairment expenses and compensation expenses related to reimbursing employees for tax liabilities related to IRC Section 409A. The tax rate without these items would have been 24.4%. In general, the effective income tax rate differs from the statutory rate of 35% largely as a function of benefits realized from our ETI exclusion, research and development tax credits, tax exempt interest and foreign income taxed at rates less than the statutory rate.

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

On October 18, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) which provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, performance shares, performance units and deferred stock units to our employees, consultants and members of our Board of Directors. Since the adoption of the 2004 Plan, no further grants are permitted under the 1982 Stock Option Plan or 2000 Non-Statutory Stock Option Plan. The 2004 Plan permits the issuance of 12,500,000 shares of common stock, of which 2.7 million shares are available for grant as of December 31, 2006. At that date, awards for 27.4 million shares are outstanding under all plans.

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

During the three months ended December 31, 2006 and 2005, we recorded stock-based compensation expense of $16.1 million (net of a $20 million reversal of stock-based compensation charges for our former Chief Executive Officer) and $38.8 million, respectively. During the six months ended December 31, 2006 and 2005, we recorded stock-based compensation expense of $53.1 million (net of a $20 million reversal of stock-based compensation charges for our former Chief Executive Officer) and $78.6 million.

Compensation expense recognized for all stock options for the three months ended December 31, 2006 and 2005 was $8.1 million and $33.5 million, respectively. Compensation expense recognized for all stock options for the six months ended December 31, 2006 and 2005 was $38.2 million and $68.0 million, respectively. As of December 31, 2006, the unrecognized stock-based compensation balance related to stock options was $165.4 million and will be recognized over an estimated weighted average amortization period of 3.0 years.

Compensation expense recognized in connection with the employee stock purchase plan was $4.6 million and $3.7 million for the three months ended December 31, 2006 and 2005, respectively. Compensation expense recognized in connection with the employee stock purchase plan was $9.0 million and $8.1 million for the six months ended December 31, 2006 and 2005, respectively.

Compensation expense recognized for all restricted stock units for the three months ended December 31, 2006 and 2005 was $3.4 million and $1.6 million, respectively. Compensation expense recognized for all restricted stock units for the six months ended December 31, 2006 and 2005 was $5.9 million and $2.5 million, respectively. As of December 31, 2006, the unrecognized stock-based compensation balance related to restricted stock units was $100.0 million and will be recognized over an estimated weighted average amortization period of 3.7 years.

LIQUIDITY AND CAPITAL RESOURCES

(in millions)	December 31, 2006	June 30, 2006
Cash and cash equivalents	$863	$1,129
Marketable securities	1,280	1,197

Total cash, cash equivalents and marketable securities	$2,143	$2,326

Percentage of total assets	44%	51%

	Six months ended
(in millions)	December 31, 2006	December 31, 2005 As restated
Cash provided by operating activities	$257	$73
Cash (used in) provided by investing activities	(502)	179
Cash (used in) provided by financing activities	(28)	15
Effect of exchange rate changes on cash and cash equivalents	8	7

Net (decrease) increase in cash and cash equivalents	$(265)	$274

We have historically financed our operations through cash generated from operations. Cash provided by operating activities was $257 million and $73 million for the six months ended December 31, 2006 and 2005, respectively. Cash provided by operating activities during the six months ended December 31, 2006 consisted primarily of net income of $226 million increased by non-cash depreciation and amortization of $44 million, non-cash impairment charges of $57 million, and stock-based compensation of $53 million, offset by an increase in inventories of $69 million and changes in other assets and liabilities of $67 million. Net cash provided by operating activities during the six months ended December 31, 2005 consisted primarily of net income of $152 million increased by non-cash depreciation and amortization of $36 million and stock-based compensation of $79 million, offset by an increase in net accounts receivable of $53 million, an increase in inventories of $51 million, a decrease in deferred system profit of $46 million, and changes in other assets and liabilities of $66 million.

Cash used in investing activities was $502 million during the six months ended December 31, 2006 while cash provided by investing activities was $179 million during the six months ended December 31, 2005. Investing activities typically consist of purchases and sales or maturities of marketable securities, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new markets or emerging technologies. Additionally, on October 11, 2006, we acquired all of the shares of ADE Corporation (“ADE”), a supplier of semiconductor process control solutions for $390 million. The acquisition was accounted for as a purchase. See Note 4, “Business Combinations,” to Condensed Consolidated Financial Statements (unaudited) for a detailed description.

Cash (used in) provided by financing activities primarily consists of the following:

•	Quarterly cash dividend paid to common stock,

•	cash paid for stock repurchases, offset by

•	net proceeds from the exercise of employee stock options and activity related to the Employee Stock Purchase Plan.

The dividend for the second quarter of fiscal 2007 was declared on November 6, 2006 and was paid on December 1, 2006 to our stockholders of record on November 15, 2006. On February 2, 2007, we announced a quarterly cash dividend of 12 cents per share to be paid on March 1, 2007 to our stockholders of record on February 15, 2007. The total amount of dividends paid during the second quarter of fiscal year 2007 was $24 million.

The following is a schedule summarizing our significant operating lease commitments as of December 31, 2006 (in millions):

	Payments Due by Fiscal Year
	Total	2007(1)	2008	2009	2010	2011	Thereafter
Operating leases	$33.4	$4.2	$7.2	$5.9	$3.7	$2.6	$9.8

(1)	Remaining 6 months

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. During the three months ended December 31, 2006 and 2005, approximately $65 million and $57 million of receivables were sold under these arrangements, respectively. During the six months ended December 31, 2006 and 2005, approximately $145 million and $111 million of receivables were sold under these arrangements, respectively.

In addition, from time to time we will discount without recourse, Letters of Credit (“LCs”) received from customers in payment of goods. During the three months ended December 31, 2006 and 2005, several LCs were sold with proceeds totaling $9 million and $16 million, respectively. Discounting fees were $133,000 and $146,000 for the three months ended December 31, 2006 and 2005, respectively. During the six months ended December 31, 2006 and 2005, several LCs were sold with proceeds totaling $39 million and $34 million. Discounting fees were $498,000 and $291,000 for the six months ended December 31, 2006 and 2005, respectively.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. We estimate our open inventory purchase commitment as of December 31, 2006 to be approximately $192 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

We provide standard warranty coverage on our systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to cost of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty reserves accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited or no historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. Non-standard warranty generally includes services incremental to the standard 40 hour per week coverage for twelve months. See Note 11, “Commitments and Contingencies,” to Condensed Consolidated Financial Statements (unaudited) for a detailed description.

Because virtually all holders of retroactively priced options issued by the Company were not involved in or aware of the retroactive pricing, we have taken and intend to take certain actions to deal with the adverse tax consequences that may be incurred by the holders of retroactively priced options. The adverse tax consequences are that retroactively priced stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). One such action by the Company is to offer to amend the 409A Affected Options to increase the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-officers could not be offered until after our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 were filed and do not need to be completed until December 31, 2007. Another action is to approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (but there would be no assurance that the options would be exercised). If we are unable to complete an offer of amended options and bonuses in a reasonable period of time, then we also may consider compensating employees for penalty taxes they incur with respect to 409A Affected Options. Finally, we intend to compensate certain option holders who have already exercised 409A Affected Options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state tax laws).

We are involved in several litigation cases as described in Note 11 to Condensed Consolidated Financial Statements. We cannot predict the outcome of these cases and we cannot estimate the likelihood or potential dollar amount of any adverse results.

Working capital remained relatively flat at $2.5 billion as of December 31, 2006, compared to June 30, 2006. At December 31, 2006, our principal sources of liquidity consisted of $2.1 billion of cash, cash equivalents, and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, our management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

Under our foreign-currency risk management strategy, we utilize derivative instruments to protect our interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to twelve months. As of December 31, 2006, we had cash flow hedge contracts, maturing throughout fiscal 2007 to sell $170.2 million and purchase $24.7 million, in foreign currency, primarily Japanese Yen. As of June 30, 2006, we had other foreign currency hedge contracts maturing throughout fiscal year 2007 to sell $167.5 million and purchase $15.2 million, in foreign currency, primarily Japanese Yen.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2006. Actual results may differ materially.

As of December 31, 2006, we had an investment portfolio of fixed income securities of $1.3 billion, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2006, the fair value of the portfolio would have declined by $9.1 million.

As of December 31, 2006, we had net forward contracts to sell $258.2 million in foreign currency in order to hedge currency exposures (see Note 12, “Derivative Instruments and Hedging Activities,” to Condensed Consolidated Financial Statements (unaudited) for a detailed description). If we had entered into these contracts on December 31, 2006, the U.S. dollar equivalent would be $266.7 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $40.0 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

On May 22, 2006, the Wall Street Journal published an article about stock option backdating that questioned the stock option practices at several companies, including KLA-Tencor. The Board of Directors appointed a Special Committee composed solely of independent directors to conduct a comprehensive investigation of the Company’s historical stock option practices. As a result of that investigation, the Company discovered that certain of its stock options, primarily those granted from July 1, 1997 to June 30, 2002, had been retroactively priced for all employees who received these grants, and that the retroactively priced options had not been accounted for correctly. Accordingly, the Company restated its consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, both of which were filed with the SEC on January 29, 2007. For further details, see those Reports and, in particular, Item 9A in the Form 10-K Report.

Evaluation of Disclosure Controls and Procedures

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

Attached as exhibits to this Quarterly Report are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Changes in Internal Control over Financial Reporting

As a result of the Special Committee investigation, in the fall of 2006, the Board of Directors suspended use of the stock option committee and delegated sole authority for granting stock options and restricted stock awards to the full Compensation Committee, subject to ratification by the Board of Directors, with the grant date being the date of the Compensation Committee approval and with the pricing based on the market price on the grant date. The Board of Directors may in the future evaluate the possibility of again using a stock option committee, and, if so, the Company will implement additional controls designed to assure that the stock option committee is properly constituted and acts within the scope of its delegated authority. For further information, see Item 9A in Form 10-K for the fiscal year ended June 30, 2006 filed on January 29, 2007.

Except as described above with respect to the suspension of use of the stock option committee, there were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Government Inquiries Relating to Historical Stock Option Practices

On May 23, 2006, we received a subpoena from the USAO requesting information relating to our past stock option grants and related accounting matters. Also on May 23, 2006, we received a letter from the SEC making an informal inquiry and request for information on the same subject matters. We learned on February 2, 2007 that the SEC has opened a formal investigation into these matters. We are cooperating fully with the USAO and SEC inquiries and intend to continue to do so. These inquiries likely will require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may adversely affect our results of operations and cash flow.

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

Late SEC Filings and Nasdaq Delisting Proceedings

Due to the Special Committee investigation and the resulting restatements, we did not file on time our Annual Report on Form 10-K for the year ended June 30, 2006 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. As a result, we received two Nasdaq Staff Determination letters, dated September 14, 2006 and November 14, 2006, respectively, stating that we were not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that our stock was subject to delisting from the Nasdaq Global Select Market. We appealed this determination and requested a hearing before a Nasdaq Listing Qualifications Panel. On October 26, 2006, we attended a hearing, at which we sought appropriate exceptions to the filing requirements from the Panel pending completion and filing of our delinquent reports. On January 3, 2007, the Panel granted our request for continued listing of our stock on the Nasdaq Global Select Market, subject to the condition that we file our Annual Report on Form 10-K for the year ended June 30, 2006 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on or before January 31, 2007. With the filings of those reports on January 29, 2007, we returned to full compliance with these filing requirements. On January 31, 2007, we received a letter from the Nasdaq Panel confirming that we have returned to full compliance with Nasdaq listing requirements.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to our Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended June 30, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

February 8, 2007	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
Chief Executive Officer
(Principal Executive Officer)

February 8, 2007	/s/ JEFFREY L. HALL
(Date)	Jeffrey L. Hall
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

KLA-TENCOR CORPORATION

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350