Form 10-Q
period 2007-03-31
KLA TENCOR CORP
filed 2007-05-07
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

or

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

As of April 30, 2007 there were 191,623,376 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

EXPLANATORY NOTE REGARDING RESTATEMENTS

This Quarterly Report on Form 10-Q for our quarter ended March 31, 2007 includes restatements of our condensed consolidated financial statements for our quarter ended March 31, 2006 (and related disclosures). See Note 2, “Restatements of Consolidated Financial Statements and Special Committee and Company Findings,” to Condensed Consolidated Financial Statements (unaudited) for a detailed discussion of the effect of the restatements.

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

We previously applied Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation through the fiscal year ended June 30, 2005. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of our retroactively priced options had an exercise price below the market price on the actual grant date, in periods up through June 30, 2005, we recognized a charge for each of these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date, amortized over the vesting period of the option. Starting in our fiscal year ended June 30, 2006, we adopted SFAS No. 123(R) Share-Based Payment. As a result, beginning with fiscal year 2006, the additional stock-based compensation expense required to be recorded for each retroactively priced option was equal to the incremental fair value of these options on the actual grant date, amortized over the remaining vesting period of the option. We recorded these stock-based compensation expenses under APB Opinion No. 25 or SFAS No. 123(R) related to our retroactively priced options in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (which included restatements of our consolidated financial statements as of and for our fiscal year ended June 30, 2005 and 2004; and our unaudited quarterly financial data for the first three quarters in our fiscal year ended June 30, 2006 and for all quarters in our fiscal year ended June 30, 2005) and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2006 and December 31, 2006. We did not record the required stock-based compensation expenses under SFAS No. 123(R) related to our retroactively priced options in our previously issued financial statements for our quarter ended March 31, 2006, and that is why we are restating them in this filing. To correct our past accounting for stock options, in total we have recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $348 million for the periods July 1, 1994 to June 30, 2005 under APB Opinion No. 25 and (b) $28 million for the period from July 1, 2005 through December 31, 2006 under SFAS No. 123(R). The impact of this restatement for subsequent periods is immaterial.

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

Unless otherwise noted, all of the information in this Quarterly Report on Form 10-Q is as of March 31, 2007. This Report does not reflect any subsequent events that occurred after March 31, 2007.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

KLA-TENCOR CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 31, 2007	June 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$604,416	$1,129,191
Marketable securities	980,818	1,196,605
Accounts receivable, net	499,298	439,899
Inventories	530,141	449,156
Deferred income taxes	261,200	253,811
Other current assets	71,282	74,581

Total current assets	2,947,155	3,543,243

Land, property and equipment, net	363,767	395,412
Goodwill and intangibles, net	465,330	70,341
Other assets	564,541	566,915

Total assets	$4,340,793	$4,575,911

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$93,805	$95,192
Deferred system profit	217,232	226,142
Unearned revenue	86,805	80,543
Other current liabilities	631,694	600,604

Total current liabilities	1,029,536	1,002,481

Commitments and contingencies (Note 10 and Note 11)

Minority interest in subsidiary	—	5,439

Stockholders’ equity:
Common stock and capital in excess of par value	844,891	1,421,373
Retained earnings	2,446,446	2,137,710
Accumulated other comprehensive income	19,920	8,908

Total stockholders’ equity	3,311,257	3,567,991

Total liabilities, minority interest and stockholders’ equity	$4,340,793	$4,575,911

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Nine months ended March 31
(In thousands except per share data)	2007	2006 As restated (1)	2007	2006 As restated (1)
Revenues:
Product	$607,390	$429,068	$1,682,619	$1,230,201
Service	108,818	90,580	312,222	261,390

Total revenues	716,208	519,648	1,994,841	1,491,591

Costs and operating expenses:
Costs of revenues*	306,751	226,575	874,642	657,927
Engineering, research and development*	106,265	97,633	313,659	295,210
Selling, general and administrative*	120,537	110,513	391,536	303,543

Total costs and operating expenses	533,553	434,721	1,579,837	1,256,680

Income from operations	182,655	84,927	415,004	234,911

Interest income and other, net	20,817	17,225	65,931	47,986

Income before income taxes and minority interest	203,472	102,152	480,935	282,897

Provision for income taxes	48,546	6,388	101,551	37,041

Income before minority interest	154,926	95,764	379,384	245,856

Minority interest	(141)	920	1,372	2,920

Net income	$154,785	$96,684	$380,756	$248,776

Net income per share:
Basic	$0.78	$0.48	$1.91	$1.25

Diluted	$0.76	$0.47	$1.87	$1.22

Weighted average number of shares:
Basic	197,930	199,876	199,053	198,498

Diluted	203,474	205,361	203,976	204,294

* includes the following amounts related to equity awards:

Costs of revenues	$6,629	$6,198	$23,218	$19,649
Engineering, research and development	$11,036	$12,488	$33,984	$38,019
Selling, general and administrative	$11,604	$29,675	$25,182	$69,258

(1) See Note 2, “Restatements of Consolidated Financial Statements and Special Committee and Company Findings,” to Condensed Consolidated Financial Statements (unaudited)

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended March 31,
(In thousands)	2007	2006 As restated (1)
Cash flows from operating activities:
Net income	$380,756	$248,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,152	52,195
Impairment charges	56,830	—
Non-cash, stock-based compensation	73,241	126,926
Tax benefit from employee stock options	2,298	30,676
Excess tax benefit from stock-based compensation	(3,822)	(13,244)
Minority interest	(1,372)	(2,920)
Net loss on sale of marketable securities and other investments	1,175	3,419
Changes in assets and liabilities, net of effect of acquisitions of businesses:
Accounts receivable, net	(39,737)	(136,176)
Inventories	(31,675)	(78,261)
Other assets	(13,103)	(21,262)
Accounts payable	(10,998)	29,611
Deferred system profit	(8,910)	9,417
Other current liabilities	(22,619)	(64,342)

Net cash provided by operating activities	455,216	184,815

Cash flows from investing activities:
Acquisitions of businesses, net of cash received	(439,190)	(7,664)
Purchase of property, plant, and equipment, net	(54,641)	(59,124)
Purchase of available-for-sale securities	(2,912,361)	(3,241,357)
Proceeds from sale of available-for-sale securities	2,955,029	3,290,827
Proceeds from maturity of available-for-sale securities	173,203	136,907

Net cash provided by (used in) investing activities	(277,960)	119,589

Cash flows from financing activities:
Issuance of common stock	122,796	180,307
Stock repurchases	(763,582)	(143,132)
Payment of dividends to stockholders	(72,020)	(71,461)
Proceeds from sale of minority interest in subsidiary	—	4,736
Excess tax benefit from stock-based compensation	3,822	13,244

Net cash used in financing activities	(708,984)	(16,306)

Effect of exchange rate changes on cash and cash equivalents	6,953	10,734

Net (decrease) increase in cash and cash equivalents	(524,775)	298,832

Cash and cash equivalents at beginning of period	1,129,191	663,163

Cash and cash equivalents at end of period	$604,416	$961,995

Supplemental cash flow disclosures:
Income taxes paid, net	$162,525	$61,143

Interest paid	$1,514	$1,066

(1)	See Note 2, “Restatements of Consolidated Financial Statements and Special Committee and Company Findings,” to Condensed Consolidated Financial Statements (unaudited)

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

The results of operations for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2007.

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

Recent Accounting Pronouncements In February 2006, the FASB issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement is effective for the Company for all financial instruments acquired or issued after July 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning July 1, 2008. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other post-retirement plans in their financial statements. The provisions of SFAS No. 158 are effective for the Company as of the end of the fiscal year ending June 30, 2007. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

In June 2006, the FASB published FASB Interpretation No. 48 (“FIN”) Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for the Company in fiscal years beginning July 1, 2007. The Company is evaluating the impact of the provisions of this Interpretation on its consolidated financial position, results of operations and cash flows.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which is effective for the Company in fiscal years beginning July 1, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement on its consolidated financial position, results of operations and cash flows.

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

The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation through its fiscal year ended June 30, 2005. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was required to be recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of the Company’s retroactively priced options had an exercise price below the market price on the actual grant date, in periods up through June 30, 2005, the Company recognized a non-cash charge for each of these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date, amortized over the vesting period of the option. Starting in its fiscal year ended June 30, 2006, the Company adopted SFAS No. 123(R) Share-Based Payment. As a result, beginning with fiscal year 2006, the additional stock-based compensation expense required to be recorded for each retroactively priced option is equal to the incremental fair value of the option on the actual grant date, amortized over the remaining vesting period of the option. The Company recorded these stock-based compensation expenses under APB Opinion No. 25 or SFAS No. 123(R) related to its retroactively priced options in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (which included restatements of its consolidated financial statements as of and for the Company’s fiscal year ended June 30, 2005 and 2004; and its unaudited quarterly financial data for the first three quarters in the Company’s fiscal year ended June 30, 2006 and for all quarters in its fiscal year ended June 30, 2005) and its Quarterly Reports on Form 10-Q for the quarters ended September 30, 2006 and December 31, 2006. The Company did not record the required stock-based compensation expenses under SFAS No. 123(R) related to its retroactively priced options in the Company’s previously issued financial statements for its quarter ended March 31, 2006, and that is why the Company is restating them in this filing. To correct the Company’s past accounting for stock options, in total, it has recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $348 million for the periods from July 1, 1994 to June 30, 2005 under APB Opinion No. 25 and (b) $28 million for the period from July 1, 2005 through December 31, 2006 under SFAS No. 123(R). The impact of this restatement for subsequent periods is immaterial.

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

Also on October 16, 2006, Stuart J. Nichols, Vice President and General Counsel, resigned. Mr. Nichols and the Company entered into a Separation Agreement and General Release under which Mr. Nichols’ outstanding retroactively priced stock options have been re-priced by increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge was recognized in the financial statements for the nine months ended March 31, 2007.

On October 16, 2006, Kenneth Levy, Founder and Chairman of the Board of Directors of the Company, retired as a director and employee, and was named Chairman Emeritus by the Board of Directors. Mr. Levy and the Company entered into a Separation Agreement and General Release under which Mr. Levy’s outstanding retroactively priced stock options have been re-priced by increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge was recognized in the financial statements for the nine months ended March 31, 2007. Mr. Levy was the Company’s Chief Executive Officer from 1975 until mid-1999 (with the exception of mid-1997 to mid-1998), was a member of the Company’s Board of Directors from 1975 until his retirement, was Chairman of the Board of Directors from 1999 until his retirement, and was a member of the Company’s stock option committee from 1994 until use of that committee was suspended in the fall of 2006.

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

Although the Board of Directors concluded that John H. Kispert, the Company’s President and Chief Operating Officer, was not involved in and was not aware of the improper stock option practices, based on the Special Committee’s recommendation, his outstanding retroactively priced options have been re-priced because he served as Chief Financial Officer during part of the period in question. This re-pricing involved increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge was recognized in the financial statements for the nine months ended March 31, 2007.

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

The Company adopted SFAS No. 123(R) effective July 1, 2005. The grant date fair values of stock options granted prior to fiscal year 2006 were changed as a result of the findings that certain stock option grants were retroactively priced. This change resulted in the recognition of additional stock-based compensation expense of $28 million for the period from July 1, 2005 through December 31, 2006 under SFAS No. 123(R). The impact of this restatement for subsequent periods is immaterial.

Diluted shares in fiscal year 2006 also increased as a result of the restatement adjustments to correct the past accounting for stock options that were retroactively priced. The Company uses the treasury stock method to calculate the weighted-average shares used in the diluted EPS calculation. As part of the restatement, the Company revised its treasury stock calculations in accordance with SFAS No. 128 Earnings Per Share. These calculations assume that (i) all retroactively priced options are exercised, (ii) the Company repurchases shares with the proceeds of these hypothetical exercises along with the tax benefit resulting from the hypothetical exercises, and (iii) any unamortized deferred stock-based compensation is also used to repurchase shares.

Because virtually all holders of retroactively priced options issued by the Company were not involved in or aware of the retroactive pricing, the Company has taken certain actions to deal with the adverse tax consequences that may be incurred by the holders of retroactively priced options. The adverse tax consequences are that retroactively priced stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). One such action by the Company involved offering to amend the 409A Affected Options to increase the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-officers could not be offered until after the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 were filed and do not need to be completed until December 31, 2007.

During the three months ended March 31, 2007, the Company accrued approximately $20 million payable to non-executive holders of the amended options to compensate them for the resulting increase in their option exercise price. The $20 million is payable in January 2008. Of the $20 million, $9 million was recorded as stock-based compensation expense, and the remaining $11 million was recorded in common stock and capital in excess of par value in the balance sheet. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid. However, there is no assurance that the options will be exercised and the employees will retain the bonuses under all circumstances. During the three months ended March 31, 2007, the Company has also recorded approximately $6 million to compensate certain option holders whose employment terminated or who had already exercised 409A Affected Options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state tax laws).

Three of the Company’s option holders were subject to the December 31, 2006 deadline described above. Accordingly, in December 2006, the Company offered to amend the 409A Affected Options held by Mr. Wallace, the Company’s Chief Executive Officer, and two former executive officers to increase the exercise price so that these options will not subject the option holder to a penalty tax under IRC Section 409A. All three individuals accepted the Company’s offer. In addition, the Company agreed to pay each of the three individuals a cash bonus in January 2008 equal to the aggregate increase in the exercise prices for his amended options. For Mr. Wallace, the amount of this bonus is $0.4 million. To account for these actions, the Company has recorded a net charge of $0.3 million in the nine months ended March 31, 2007.

With respect to certain individuals whose options were canceled or re-priced by the Company following the Special Committee investigation, no bonuses of the type described above will be paid.

The following tables have been revised to reflect the impact of the additional non-cash charges for stock-based compensation expense and related tax effects as well as additional non-cash adjustments that were previously considered to be immaterial on:

•	the condensed consolidated statements of operations for the three and nine months ended March 31, 2006

•	the condensed consolidated statements of cash flows for the nine months ended March 31, 2006.

Condensed Consolidated Statements of Operations

(Unaudited)	Three Months Ended March 31, 2006			Nine Months Ended March 31, 2006
(In thousands, except per share data)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues:
Product	$427,676	$1,392	$429,068	$1,229,346	$855	$1,230,201
Service	90,580	—	90,580	260,740	650	261,390

Total revenues	518,256	1,392	519,648	1,490,086	1,505	1,491,591

Costs and operating expenses:
Costs of revenues*	226,620	(45)	226,575	657,943	(16)	657,927
Engineering, research and development*	95,927	1,706	97,633	291,005	4,205	295,210
Selling, general and administrative*	108,364	2,149	110,513	296,440	7,103	303,543

Total costs and operating expenses	430,911	3,810	434,721	1,245,388	11,292	1,256,680

Income from operations	87,345	(2,418)	84,927	244,698	(9,787)	234,911

Interest income and other, net	17,225	—	17,225	48,686	(700)	47,986

Income before income taxes and minority interest	104,570	(2,418)	102,152	293,384	(10,487)	282,897

Provision for income taxes	7,347	(959)	6,388	44,834	(7,793)	37,041

Income before minority interest	97,223	(1,459)	95,764	248,550	(2,694)	245,856

Minority interest	920	—	920	2,920	—	2,920

Net income	$98,143	$(1,459)	$96,684	$251,470	$(2,694)	$248,776

Net income per share:
Basic	$0.49	$(0.01)	$0.48	$1.27	$(0.02)	$1.25

Diluted	$0.48	$(0.01)	$0.47	$1.23	$(0.01)	$1.22

Weighted average number of shares:
Basic	199,876	—	199,876	198,498	—	198,498

Diluted	204,818	543	205,361	203,696	598	204,294

* includes the following amounts related to equity awards

Cost of revenues	$6,243	$(45)	$6,198	$19,666	$(17)	$19,649
Engineering, Research and development	$10,782	$1,706	$12,488	$33,815	$4,204	$38,019
Selling, general and administrative	$27,526	$2,149	$29,675	$62,152	$7,106	$69,258

Condensed Consolidated Statements of Cash Flows

(Unaudited)	Nine Months Ended March 31, 2006
(In thousands)	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net income	$251,470	$(2,694)	$248,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,495	700	52,195
Non-cash, stock-based compensation	115,633	11,293	126,926
Minority interest	(2,920)		(2,920)
Net loss on sale of marketable securities and other investments	3,419		3,419
Tax benefit from employee stock options	44,100	(13,424)	30,676
Excess tax benefit from stock-based compensation	(16,676)	3,432	(13,244)
Changes in assets and liabilities, net of effect of acquisitions of businesses:
Accounts receivable, net	(136,017)	(159)	(136,176)
Inventories	(75,850)	(2,411)	(78,261)
Other assets	(23,720)	2,458	(21,262)
Accounts payable	29,611		29,611
Deferred system profit	9,969	(552)	9,417
Other current liabilities	(69,131)	4,789	(64,342)

Net cash provided by operating activities	181,383	3,432	184,815

Cash flows from investing activities:
Acquisitions of businesses, net of cash received	(7,664)		(7,664)
Purchase of property, plant, and equipment, net	(59,124)		(59,124)
Purchase of available-for-sale securities	(3,241,357)		(3,241,357)
Proceeds from sale of available-for-sale securities	3,290,827		3,290,827
Proceeds from maturity of available-for-sale securities	136,907		136,907

Net cash provided by investing activities	119,589	—	119,589

Cash flows from financing activities:
Issuance of common stock	180,307		180,307
Payment of dividends to stockholders	(71,461)		(71,461)
Excess tax benefit from stock-based compensation	16,676	(3,432)	13,244
Stock repurchases	(143,132)		(143,132)
Proceeds from sale of minority interest in subsidiary	4,736		4,736

Net cash used in financing activities	(12,874)	(3,432)	(16,306)

Effect of exchange rate changes on cash and cash equivalents	10,734		10,734

Net increase in cash and cash equivalents	298,832	—	298,832

Cash and cash equivalents at beginning of period	663,163		663,163

Cash and cash equivalents at end of period	$961,995	$—	$961,995

Supplemental cash flow disclosures:
Income taxes paid, net	$61,143		$61,143
Interest paid	$1,066		$1,066

NOTE 3 – BALANCE SHEET COMPONENTS

(In thousands)	March 31, 2007	June 30, 2006
Cash equivalents and marketable securities:
U.S. Treasuries	$—	$25,908
U.S. Government agency securities	3,042	353,567
Municipal bonds	990,359	1,001,073
Corporate equity securities	372	362
Money market bank deposits and other	395,292	804,017

	$1,389,065	$2,184,927
Less: Cash equivalents	(408,247)	(988,322)

Short-term marketable securities	$980,818	$1,196,605

Accounts receivable, net
Accounts receivable, gross	$511,085	$452,007
Allowance for doubtful accounts	(11,787)	(12,108)

	$499,298	$439,899

Inventories
Customer service parts	$176,688	$169,747
Raw materials	144,487	100,532
Work-in-process	111,058	91,413
Finished goods and demonstration equipment	97,908	87,464

	$530,141	$449,156

Property and equipment
Land	$84,319	$86,408
Buildings and improvements	132,497	162,337
Machinery and equipment	406,462	388,113
Office furniture and fixtures	37,895	42,769
Leasehold improvements	132,474	142,587
Construction in process	25,581	12,809

	819,228	835,023
Less: accumulated depreciation	(455,461)	(439,611)

	$363,767	$395,412

Other assets
Long-term investments	$186,852	$164,552
Deferred tax assets – long-term	367,422	392,028
Other	10,267	10,335

	$564,541	$566,915

Other current liabilities
Warranty and retrofit	$61,467	$50,604
Compensation and benefits	315,598	281,815
Income taxes payable	86,645	126,750
Other accrued expenses	167,984	141,435

	$631,694	$600,604

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

The following table summarizes the estimated fair values of the net assets acquired at the date of acquisition:

(In thousands)	Preliminary Purchase Price Allocation
Cash	$99,673
Current assets	78,910
Intangibles:
Existing technology	59,900
Patents	30,200
Trade name / Trademarks	11,800
Customer relationships	26,800
In Process R&D	2,900
Other intangible assets	8,300
Noncurrent assets	26,656
Goodwill	236,970
Liabilities assumed (1)	(91,266)

$490,843

Cash consideration	$489,834
Value of options assumed	1,009

Total consideration	$490,843

(1)	$4.2 million of accrued severance created as a result of the acquisition has been included in liabilities assumed.

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

Other acquisitions

On January 16, 2007, KLA-Tencor acquired OnWafer Technologies, Inc. and SensArray Corporation for a total of $53 million in cash. Both companies design and produce sensors that are embedded in wafers to collect information on the performance of tools used in the semiconductor manufacturing process. The operating results of OnWafer Technologies, Inc. and SensArray Corporation have been included in KLA’s consolidated financial statements effective January 17, 2007.

The following table summarizes the estimated fair values of the net assets acquired from OnWafer Technologies, Inc. and SensArray Corporation at the date of acquisition:

(In thousands)	Purchase Price Allocation
Net assets acquired	$6,186
Intangibles	22,032
In Process R&D	1,700
Goodwill	22,814

Total	$52,732

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

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill balances and the movements during the nine months ended March 31, 2007:

(In thousands)	Amount
As of June 30, 2006	$49,292
Acquisitions	260,232
Adjustments	(2,471)

As of March 31, 2007	$307,053

Adjustments to goodwill during the nine months ended March 31, 2007 resulted primarily from the fair value adjustment related to the purchase of minority interest in a subsidiary.

The carrying value of goodwill was allocated to KLA-Tencor’s reporting units pursuant to SFAS No. 142 Goodwill and Other Intangible Assets. The increase in the carrying value of goodwill was primarily due to acquisitions. In accordance with SFAS No. 142, KLA-Tencor completed its annual evaluation of the goodwill by reporting unit during the quarter ended December 31, 2006, and concluded that there was no impairment. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination.

Other Intangible Assets

The components of other intangible assets as of March 31, 2007 and June 30, 2006 were as follows:

(In thousands)	March 31, 2007			June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	$85,871	$12,065	$73,806	$13,078	$5,018	$8,060
Patents	48,361	9,187	39,174	18,161	5,622	12,539
Trade name / Trademark	14,435	1,569	12,866	1,225	775	450
Customer relationships	34,070	2,139	31,931	—	—	—
Other	8,762	8,262	500	200	200	—

Total	$191,499	$33,222	$158,277	$32,664	$11,615	$21,049

For the three month periods ended March 31, 2007 and 2006, amortization expense for other intangible assets was $11.0 million and $0.9 million, respectively. For the nine month periods ended March 31, 2007 and 2006, amortization expense for other intangible assets was $21.6 million and $3.2 million, respectively.

Based on the intangible assets recorded as of March 31, 2007, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2007 (remaining 3 months)	$6,952
2008	27,745
2009	27,725
2010	27,725
2011	26,717
Thereafter	41,413

Total	$158,277

NOTE 6 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R) Share-Based Payment and SFAS No. 128 Earnings Per Share. The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	Three months ended March 31,		Nine months ended March 31,
	2007	2006 As restated	2007	2006 As restated
Numerator:
Net Income	$154,785	$96,684	$380,756	$248,776

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock units	197,930	199,876	199,053	198,498
Effect of dilutive options and restricted stock units	5,544	5,485	4,923	5,796

Denominator for diluted earnings per share	203,474	205,361	203,976	204,294

Basic earnings per share	$0.78	$0.48	$1.91	$1.25
Diluted earnings per share	$0.76	$0.47	$1.87	$1.22

Potentially dilutive securities (1)	8,727	14,382	13,080	16,537

(1)	These securities are excluded from the computation of diluted earnings per share for the above periods because their effect would have been anti-dilutive.

During the third quarter of fiscal year 2005, the Company’s Board of Directors authorized a quarterly cash dividend of $0.12 per share. The total amount of dividends paid during the three and nine months ended March 31, 2007 was $23.9 and $72.0 million, respectively.

In February 2007, the Company entered into an Accelerated Share Repurchase program (“ASR”) with a third-party investment bank and prepaid $750 million to repurchase its common stock. See Note 8 for the impact of ASR on earnings per share.

NOTE 7 – STOCK-BASED COMPENSATION

Effective July 1, 2005, KLA-Tencor adopted the provisions of SFAS No. 123(R) Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company previously applied APB Opinion No. 25 Accounting for Stock Issued to Employees and its related Interpretations and provided the required pro forma disclosures of SFAS No. 123 Accounting for Stock-Based Compensation.

The following table shows pre-tax stock-based compensation expense by type of award for the three and nine months ended March 31, 2007 and 2006:

(In millions)	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Stock-based compensation expense by type of award:
Employee stock options	$26.1	$39.8	$64.2	$107.8
Employee stock purchase plan	0.5	4.4	9.6	12.5
Restricted stock units	2.7	4.2	8.6	6.7

Total stock-based compensation (1)	$29.3	$48.4	$82.4	$127.0

(1)	Stock-based compensation expense for the nine months ended March 31, 2007 includes a $20 million reversal of stock-based compensation charges for the Company’s former Chief Executive Officer and $9 million of cash compensation related to bonuses payable to the holders of the amended options to compensate them for the increase in their option exercise price.

Stock Options

The following table shows the number of options granted, grant-date fair value, and stock-based compensation expense related to stock options for the three and nine months ended March 31, 2007 and 2006:

(In millions)	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Number of options granted	0.1	0.5	0.3	4.6
Grant-date fair value after estimated forfeitures	$0.2	$4.4	$2.2	$49.3
Stock-based compensation expense (1)	$26.1	$39.8	$64.2	$107.8

(1)	Stock-based compensation expense related to options for the nine months ended March 31, 2007 is net of a $16 million reversal of stock-based compensation charges for the Company’s former Chief Executive Officer

As of March 31, 2007, the unrecognized stock-based compensation balance related to stock options was $124.2 million and will be recognized over an estimated weighted average amortization period of 2.8 years.

The following table shows stock-based compensation capitalized as inventory and deferred system profit as of March 31, 2007 and June 30, 2006:

(In millions)	March 31, 2007	June 30, 2006
Inventory	$6.6	$6.0
Deferred system profit	$1.3	$1.6

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

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Stock option plan:
Expected stock price volatility	32%	34%	34%	30%
Risk free interest rate	4.7%	4.5%	5.0%	4.1%
Dividend yield	1.0%	0.9%	1.1%	1.0%
Expected life of options (in years)	4.4	4.2	4.4	4.6
Stock purchase plan:
Expected stock price volatility	35%	33%	35%	33%
Risk free interest rate	5.0%	3.6%	5.0%	3.6%
Dividend yield	1.0%	1.1%	1.1%	1.1%
Expected life of options (in years)	1.3	1.3	1.3	1.3

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

Equity Incentive Program

The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain key employees, and align stockholder and employee interests. The equity incentive program consists of two plans: one under which non-employee directors may be granted options to purchase shares of the Company’s stock, and another in which non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of the Company’s stock, restricted stock units and other types of equity awards. For the past several years until June 30, 2006, stock options (except for the retroactively priced option grants) have generally been granted at the market price of the Company’s common stock on the date of grant, generally have a vesting period of five years and are exercisable for a period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as time-based or performance-based vesting. Substantially all of the Company’s employees that meet established performance goals and qualify as key employees participate in its main equity incentive plan. Since July 1, 2006, the Company has granted only restricted stock units under its equity incentive program, except for options granted to non-employee directors as part of their regular compensation package.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

(In thousands)	Available For Grant	Awards Outstanding	Weighted-Average Exercise Price
Balances as of June 30, 2006	6,318	30,362	$40.00
Additional shares reserved	176	—	—
Plan shares expired	(2,537)	—	—
Options granted	(119)	119	$45.05
Restricted stock units granted(1)	(4,986)	—	—
Restricted stock units canceled(1)	812	—	—
Options canceled/expired/forfeited	3,666	(3,666)	$42.27
Options exercised		(3,263)	$34.11
Options assumed – ADE acquisition	(176)	176	$31.03
Balances as of March 31, 2007	3,155	23,728	$41.54

(1)

Any 2004 Equity Incentive Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the plan as 1.8 shares for every one share subject thereto.

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the nine months ended March 31, 2007 and 2006 was $13.66 and $14.03 per share, respectively. The total number of in-the-money options exercisable as of March 31, 2007 was 12.9 million shares.

The total intrinsic value of options exercised during the nine months ended March 31, 2007 and 2006 was $52.5 million and $120.3 million, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended March 31, 2007 and 2006 was approximately $112.0 million and $161.5 million, respectively. In connection with these exercises, the tax benefits realized by the Company for the nine months ended March 31, 2007 and 2006 was $18.1 and $44.1 million, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

The following table shows the number of restricted stock units granted, grant-date fair value, and stock-based compensation expense for the three and nine months ended March 31, 2007 and 2006:

(In millions)	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Number of shares granted	0.2	0.2	2.8	0.7
Grant-date fair value	$6.4	$6.4	$89.9	$23.2
Stock-based compensation expense	$2.7	$4.2	$8.6	$6.7

(1)	Stock-based compensation expense related to restricted stock units for the nine months ended March 31, 2007 is net of a $4 million reversal of stock-based compensation charges for the Company’s former Chief Executive Officer

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

As of March 31, 2007, the unrecognized stock-based compensation balance related to restricted stock units was $75.6 million and will be recognized over an estimated weighted average amortization period of 3.5 years.

Employee Stock Purchase Plan

KLA-Tencor’s Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase of KLA-Tencor’s common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the fair market value of the common stock at the time of enrollment into the offering period versus the fair market value on the date of purchase. Offering periods are generally two years in length. On September 28, 2006, the ESPP plan was suspended due to the ongoing stock option investigation, and accordingly there were no shares purchased under the employee stock purchase plan during the six months ended December 31, 2006. After filing the Company’s Annual Report on January 29, 2007 of the Company’s Annual Report on Form 10-K for the year-ended June 30, 2006 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, approximately 0.3 million shares were purchased under the ESPP on February 1, 2007. Total cash received from employees for the issuance of shares under the ESPP was approximately $10.8 million during the nine months ended March 31, 2007.

The plan shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2,000,000 shares or the number of shares which KLA-Tencor estimates will be required to issue under the plan during the forthcoming fiscal year. As of March 31, 2007, a total of 1.5 million shares were reserved and available for issuance under this plan.

On October 12, 2006, the Compensation Committee of the Board of Directors of the Company approved an alternative financial benefit consisting of a cash payment to all employees below the vice president level who had been active participants in the ESPP before it was temporarily suspended on September 28, 2006. The alternative financial benefit is intended to compensate such employees for the estimated financial benefit they would have realized had the ESPP continued in operation after September 28, 2006 and until December 31, 2006. On January 24, 2007, the Compensation Committee extended this alternative financial benefit into 2007 to cover the period until the ESPP suspension ends. The Company recorded approximately $5 million for the alternative financial benefit during the nine months ended March 31, 2007.

Former Chief Executive Officer Agreement and Termination

During November 2005, the Company announced that effective January 1, 2006, Kenneth L. Schroeder would cease to be its Chief Executive Officer and would thereafter be employed as a Senior Advisor. The Company and Mr. Schroeder also revised his prior agreement with the Company and defined the salary, bonus payout and equity award vesting during the period of his employment as a Senior Advisor. Effective January 1, 2006, the Company determined that all service conditions associated with certain prior equity awards under the terms of the revised agreement with Mr. Schroeder had been satisfied; and accordingly, the Company recorded at that time an additional non-cash, stock-based compensation charge of approximately $9.8 million relating to these equity awards. The above mentioned charge is included as a component of Selling, General and Administrative (“SG&A”) expense during fiscal year 2006. On October 16, 2006, following the Special Committee investigation of the Company’s historical stock option practices, the Company terminated all aspects of Mr. Schroeder’s employment relationship and agreement with the Company. As a result, vesting of Mr. Schroeder’s then outstanding stock options and restricted stock awards immediately ceased, and the 890,914 unvested option shares and 100,000 unvested restricted stock award shares held by Mr. Schroeder at the time of termination were canceled. Accordingly, during the nine months ended March 31, 2007 the Company reversed $20.3 million of the non-cash, stock-based compensation charges that had been recorded in prior periods related to unvested option shares and restricted stock award shares. In December 2006, the Company canceled 596,740 vested option shares held by Mr. Schroeder as of the time of termination, representing those shares that had been retroactively priced or otherwise improperly granted.

IRC Section 409A Affected Options

Because virtually all holders of retroactively priced options issued by the Company were not involved in or aware of the retroactive pricing, the Company has taken certain actions to deal with the adverse tax consequences that may be incurred by the holders of retroactively priced options. The adverse tax consequences are that retroactively priced stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). One such action by the Company involved offering to amend the 409A Affected Options to increase the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-officers could not be offered until after the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 were filed and do not need to be completed until December 31, 2007.

During the three months ended March 31, 2007, the Company accrued approximately $20 million payable to non-executive holders of the amended options to compensate them for the resulting increase in their option exercise price. The $20 million is payable in January 2008. Of the $20 million, $9 million was recorded as stock-based compensation expense, and the remaining $11 million was recorded in common stock and capital in excess of par value in the balance sheet. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid. However, there is no assurance that the options will be exercised and the employees will retain the bonuses under all circumstances. During the three months ended March 31, 2007, the Company has also recorded approximately $6 million to compensate certain option holders whose employment terminated or who had already exercised 409A Affected Options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state tax laws).

Three of the Company’s option holders were subject to the December 31, 2006 deadline described above. Accordingly, in December 2006, the Company offered to amend the 409A Affected Options held by Mr. Wallace, the Company’s Chief Executive Officer, and two former executive officers to increase the exercise price so that these options will not subject the option holder to a penalty tax under IRC Section 409A. All three individuals accepted the Company’s offer. In addition, the Company agreed to pay each of the three individuals a cash bonus in January 2008 equal to the aggregate increase in the exercise prices for his amended options. For Mr. Wallace, the amount of this bonus is $0.4 million. To account for these actions, the Company has recorded a net charge of $0.3 million during the nine months ended March 31, 2007.

With respect to certain individuals whose options were canceled or re-priced by the Company following the Special Committee investigation, no bonuses of the type described above will be paid.

NOTE 8 – STOCK REPURCHASE PROGRAM

In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. This plan was put into place to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans, and to return excess cash to the Company’s shareholders. From the inception of the repurchase program in 1997 through March 31, 2007 the Board of Directors authorized KLA-Tencor to repurchase a total of 37.8 million shares, including 10 million shares authorized in February 2005, and an additional 10 million shares authorized in February 2007. In addition, the Board of Directors authorized a repurchase of up to $750 million of the Company’s common stock pursuant to an Accelerated Share Repurchase program (“ASR”) in February, 2007. The Company’s systematic buyback program was suspended in May 2006, and resumed in February 2007.

In February 2007, the Company entered into an Accelerated Share Repurchase program (“ASR”) with a third-party investment bank and prepaid $750 million to repurchase its common stock. The program has two separate components. The first component is the purchase of shares, and the second component is the forward contract indexed to the Company’s own common stock. The purchase price per share of the common stock repurchased through the ASR will be determined and adjusted based on a discount to the volume-weighted average price of the Company’s common stock during a period following the execution of the ASR agreement, subject to a maximum price per share. The exact number of shares repurchased pursuant to the ASR will be determined based on such adjusted price, but is not expected to be less than approximately 13 million shares. During the three months ended March 31, 2007 the Company received approximately 12 million shares under the ASR. The ASR is expected to be completed during the fourth quarter of fiscal year 2007.

The payment of $750 million was included in the cash flows from financing activities in the Company’s Consolidated Condensed Statement of Cash Flows. The shares received were multiplied by the closing stock price on the date of receipt to determine the cost of repurchase. The entire $750 million was recorded in the stockholders’ equity section of its Consolidated Condensed Balance Sheet. The Company decreases its shares outstanding as shares are physically received under the Company’s repurchase program, including the ASR.

Share repurchases for the three and nine months ended March 31, 2007 and 2006 were as follows:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Number of shares of common stock repurchased	12,251	1,148	12,251	2,884
Total cost of repurchase	$649,906	$58,770	$649,906	$143,132

NOTE 9 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2007	2006 As restated	2007	2006 As restated
Net Income	$154,785	$96,684	$380,756	$248,776
Other comprehensive income (loss):
Currency translation adjustments	1,290	4,094	4,036	(2,814)
Gain (loss) on cash flow hedging instruments, net	(2,281)	(5,633)	3,046	(2,407)
Unrealized gains (losses) on investments (1)	(388)	(575)	3,930	(5,591)

Other comprehensive income (loss)	$(1,379)	$(2,114)	$11,012	$(10,812)

Total comprehensive income	$153,406	$94,570	$391,768	$237,964
(1) Taxes (benefits) included in unrealized gains (losses) on investments	$—	$(342)	$2,190	$(3,326)

NOTE 10 – LITIGATION AND OTHER LEGAL MATTERS

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

The Company has also responded to inquiries from the U.S. Department of Labor, which is conducting an examination of its 401(k) Savings Plan prompted by the Company’s stock option issues. The Company is cooperating fully with this examination and intends to continue to do so.

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

The derivative actions are at an early stage and the defendants are not yet required to respond to the complaints. The Company’s Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to conduct an independent investigation of the claims asserted in the derivative actions and to determine the Company’s position with respect to those claims. The SLC’s investigation is in progress. The Company cannot predict whether these actions are likely to result in any material recovery by or expense to KLA-Tencor.

Shareholder Class Action Litigation Relating to Historical Stock Option Practices KLA-Tencor and various of its current and former directors and officers were named as defendants in a putative securities class action filed on June 29, 2006 in the U.S. District Court for the Northern District of California. Two similar actions were filed later in the same court, and all three cases have been consolidated into one action. The consolidated complaint alleges claims under the Securities Exchange Act of 1934 as a result of the Company’s past stock option grants and related accounting and reporting, and seek unspecified monetary damages and other relief. The plaintiffs seek to represent a class consisting of purchasers of KLA-Tencor stock between June 30, 2001 and May 22, 2006 who allegedly suffered losses as a result of material misrepresentations in KLA-Tencor’s SEC filings during that period. The lead plaintiffs, who seek to represent the class, are the Police and Fire Retirement System of the City of Detroit, the Louisiana Municipal Police Employees’ Retirement System, and the City of Philadelphia Board of Pensions and Retirement. The defendants are KLA-Tencor, Edward W. Barnholt, H. Raymond Bingham, Robert J. Boehlke, Robert T. Bond, Gary E. Dickerson, Richard J. Elkus, Jr., Jeffrey L. Hall, Stephen P. Kaufman, John H. Kispert, Kenneth Levy, Michael E. Marks, Stuart J. Nichols, Kenneth L. Schroeder, Jon D. Tompkins, Lida Urbanek and Richard P. Wallace.

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

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three months and nine months ended March 31, 2007 and 2006:

	Three months ended		Nine months ended
(In millions)	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Receivables sold under factoring agreements	$53.0	$70.8	$197.6	$182.0
Proceeds from sales of LCs	$4.3	$21.6	$43.0	$55.3
Discounting fees paid on sales of LCs (1)	$0.05	$0.3	$0.5	$0.6

(1)	Discounting fees were equivalent to interest expense and were recorded in interest and other income net.

Facilities KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS No. 13 Accounting for Leases and, as such, these facilities are not included on its Condensed Consolidated Balance Sheet.

The following is a schedule of operating leases payments:

Fiscal year ended June 30,	Amount (In thousands)
2007 (remaining 3 months)	$2,402
2008	8,268
2009	6,817
2010	4,440
2011	3,332
2012 and thereafter	10,412

Total minimum lease payments	$35,671

Purchase Commitments KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. KLA-Tencor’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $166.3 million as of March 31, 2007 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

The following table provides the changes in the product warranty accrual for the three and nine months ended March 31, 2007 and 2006:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Beginning balance	$48,390	$43,353	$45,642	$46,647
Accruals for warranties issued during the period	14,788	13,576	43,737	34,541
Changes in liability related to pre-existing warranties	(1,578)	(3,355)	(6,368)	(6,136)
Settlements made during the period	(11,982)	(9,864)	(33,393)	(31,342)

Ending balance	$49,618	$43,710	$49,618	$43,710

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

The Company maintains guarantee arrangements of $27 million in various locations to fund Custom’s guarantee for VAT and letter of credits needs of its subsidiaries in Europe and Asia. Approximately $20 million was outstanding under these arrangements as of March 31, 2007.

Pending Acquisition On January 7, 2007, the Company signed a definitive merger agreement to acquire Therma-Wave, Inc. through a cash tender offer of $1.65 per share, or a total of approximately $74 million. Therma-Wave develops, manufactures, markets and services process control metrology systems used in the manufacture of semiconductors. The transaction is subject to customary closing conditions, including regulatory approvals and the acquisition by the Company of a majority of the voting power of Therma-Wave in the tender offer.

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

The outstanding hedge contracts, with maximum maturity of 13 months, were as follows:

(In millions)	As of March 31, 2007	As of June 30, 2006
Cash flow hedge contracts
Purchase	$21.8	$15.2
Sell	(180.3)	(167.5)

Other foreign currency hedge contracts
Purchase	93.9	128.4
Sell	(272.1)	(260.2)

Net	$(336.7)	$(284.1)

NOTE 13 – ASSET IMPAIRMENT AND SEVERANCE CHARGES

During the three months ended December 31, 2006, as part of the long-term business plan, the Company decided to sell certain real estate properties owned by the Company in San Jose, California and Livermore, California. Based on the valuation of these assets, the Company recorded an asset impairment charge of approximately $57 million, which has been included in SG&A during the quarter ended December 31, 2006. In November 2006, the Company reduced its work-force by approximately 150 people (primarily in San Jose, California and Milpitas, California) and accrued approximately $10 million in severance charges during the quarter ended December 31, 2006. Approximately $3 million of the charges has been recorded as cost of revenues, $2 million in engineering, research and development expenses, and $5 million has been recorded as SG&A expenses. These severance charges will be paid over the next twelve months.

The following table provides the changes in the severance accrual for the three and six months ended March 31, 2007:

(In thousands)	Amounts
Balance as of September 30, 2006	$—
Severance charges	9,685
Cash payments	(179)

Balance as of December 31, 2006	9,506
Severance charges	594
Cash payments	(8,168)

Balance as of March 31, 2007	$1,932

NOTE 14 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

KLA-Tencor reports one reportable segment in accordance with the provisions of SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. KLA-Tencor’s chief operating decision makers are the Chief Executive Officer and the Chief Operating Officer.

KLA-Tencor is engaged primarily in designing, manufacturing, and marketing yield management and process monitoring systems for the semiconductor industry. All operating units have been aggregated due to their inter-dependencies, commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes. The Company’s service products are an extension of the system product portfolio and provide customers with spare parts and fab management services (including system preventive maintenance and optimization services) to improve yield, increase production uptime and throughput, and lower the cost of ownership. Since KLA-Tencor operates in one segment, all financial segment information required by SFAS No. 131 can be found in the condensed consolidated financial statements.

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

The following is a summary of revenues by geographic region for the three and nine months ended March 31, 2007 and 2006:

(In thousands)	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006 As restated	2007	2006 As restated
Revenue:
United States	$198,479	$90,487	$494,497	$275,577
Europe & Israel	82,341	68,667	204,310	203,938
Japan	173,362	152,738	415,826	420,981
Taiwan	143,949	83,006	407,559	255,463
Korea	51,976	71,351	213,232	217,769
Asia Pacific	66,101	53,399	259,417	117,863

Total	$716,208	$519,648	$1,994,841	$1,491,591

Long-lived assets by geographic region as of March 31, 2007 and June 30, 2006 were as follows:

(In thousands)	March 31, 2007	June 30, 2006
Long-lived assets:
United States	$319,845	$366,714
Europe & Israel	12,560	9,503
Japan	3,625	3,665
Taiwan	1,840	1,919
Korea	5,766	6,216
Asia Pacific	30,400	17,730

Total	$374,036	$405,747

The following is a summary of revenues by major products for the three and nine months ended March 31, 2007 and 2006 (as a percentage of total revenue):

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenue:
Defect inspection	62%	62%	62%	61%
Metrology	21%	14%	18%	16%
Service	14%	17%	15%	17%
Other	3%	7%	5%	6%

Total	100%	100%	100%	100%

For the three and nine months ended March 31, 2007, no customer accounted for greater than 10% of revenue. For the three and nine months ended March 31, 2006, no customer accounted for greater than 10% of revenue. As of March 31, 2007, no customer accounted for greater than 10% of net accounts receivable. As of June 30, 2006, one customer accounted for 13% of net accounts receivable.

NOTE 15 – SUBSEQUENT EVENTS

On May 4, 2007, the Company announced a quarterly cash dividend of 12 cents per share to be paid on June 1, 2007 to stockholders of record on May 15, 2007.

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

We previously applied Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation through our fiscal year ended June 30, 2005. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was required to be recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of our retroactively priced options had an exercise price below the market price on the actual grant date, in periods up through June 30, 2005, we recognized a non-cash charge for each of these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date, amortized over the vesting period of the option. Starting in our fiscal year ended June 30, 2006, we adopted SFAS No. 123(R) Share-Based Payment. As a result, beginning with fiscal year 2006, the additional stock-based compensation expense required to be recorded for each retroactively priced option was equal to the incremental fair value of these options on the actual grant date, amortized over the remaining vesting period of the option. We recorded these stock-based compensation expenses under APB Opinion No. 25 or SFAS No. 123(R) related to our retroactively priced options in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (which included restatements of our consolidated financial statements as of and for our fiscal year ended June 30, 2005 and 2004; and our unaudited quarterly financial data for the first three quarters in our fiscal year ended June 30, 2006 and for all quarters in our fiscal year ended June 30, 2005)and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2006 and December 31, 2006. We did not record the required stock-based compensation expenses under SFAS No. 123(R) related to our retroactively priced options in our previously issued financial statements for our quarter ended March 31, 2006, and that is why we are restating them in this filing. To correct our past accounting for stock options, in total we have recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $348 million for the periods July 1, 1994 to June 30, 2005 under APB Opinion No. 25 and (b) $28 million for the period from July 1, 2005 through December 31, 2006 under SFAS No. 123(R). The impact of this restatement for subsequent periods is immaterial.

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

Also on October 16, 2006, Stuart J. Nichols, Vice President and General Counsel, resigned. Mr. Nichols and we entered into a Separation Agreement and General Release under which Mr. Nichols’ outstanding retroactively priced stock options have been re-priced by increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge was recognized in the financial statements during the nine months ended March 31, 2007.

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

Although the Board of Directors concluded that John H. Kispert, our President and Chief Operating Officer, was not involved in and was not aware of the improper stock option practices, based on the Special Committee’s recommendation, his outstanding retroactively priced options have been re-priced because he served as Chief Financial Officer during part of the period in question. This re-pricing involved increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge was recognized in the financial statements during the nine months ended March 31, 2007.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed the Company’s related disclosure in this Quarterly Report on Form 10-Q. The items in our financial statements requiring significant estimates and judgments are as follows:

Allowance for Doubtful Accounts A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon our assessment of the expected collectibility of all accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. We take into consideration (1) any circumstances of which we are aware of a customer’s inability to meet its financial obligations; and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, and the financial condition of our customers are adversely affected and unable to meet their financial obligations to us, we may need to take additional allowances, which would result in a reduction of our net income.

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

Revenue Recognition We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. We derive revenue from four sources—system sales, spare part sales, service contracts and software license fees. We typically recognize revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. This positive affirmation is generally evidenced by an acceptance document signed by the customer. In certain cases, KLA-Tencor may recognize revenue without a written acceptance from the customer, as follows:

•	When system sales to independent distributors have no installation requirement, contain no acceptance agreement, and 100% payment is due upon shipment, revenue is recognized upon shipment;

•

When the installation of the system is deemed perfunctory, revenue is recognized upon shipment. The portion of revenue associated with installation is deferred based on estimated fair value, and that revenue is recognized upon completion of the installation;

•

When the customer fab has already accepted the same tool, with the same specifications, and it can be objectively demonstrated that it meets all of the required acceptance criteria upon shipment, revenue is recognized upon shipment. The portion of revenue associated with installation is deferred based on estimated fair value, and that revenue is recognized upon completion of the installation;

•

When the system is performing in production or R&D and meets all published and contractually agreed specifications, but the customer withholds signature on our acceptance document due to warranty or other issues unrelated to product performance;

•	When the system is damaged during transit, revenue is recognized upon receipt of cash payment from the customer.

Total revenue recognized without a written acceptance from the customer was approximately 17.1%, 15.5% and 5.3% of total revenue for the three months ended March 31, 2007, December 31, 2006 and March 31, 2006, respectively, and 13.2% and 3.7% for the nine months ended March 31, 2007 and 2006, respectively. The increase in revenue recognized without a written acceptance is primarily driven by increased shipments of tools that have already met the required acceptance criteria at those customer fabs, and an increase in the revenue of systems with perfunctory installation. Shipping charges billed to customers are included in system revenue and the related shipping costs are included in costs of revenues.

Trade-in rights are occasionally granted to customers to trade in tools in connection with subsequent purchases. We estimate the value of the trade-in right and reduce the revenue of the initial sale. This amount is recognized at the earlier of the exercise of the trade-in right or the expiration of the trade-in right.

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

Stock-Based Compensation Prior to July 1, 2005, we applied APB Opinion No. 25 Accounting for Stock Issued to Employees and its related Interpretations and provided the required pro forma disclosures of SFAS No. 123 Accounting for Stock-Based Compensation. In accordance with APB Opinion No. 25, a non-cash, stock-based compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date. The charge for the options with an exercise price below the market price on the actual grant date was equal to the number of options multiplied by the difference between the exercise price and the market price of the option shares on the actual grant date. That expense was amortized over the vesting period of the option.

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

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). We have elected not to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). We followed paragraph 81 of SFAS No. 123(R) to calculate the initial pool of excess tax benefits and to determine the subsequent impact on the Additional Paid-in-Capital (“APIC”) pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). See Note 7, “Stock-Based Compensation,” to Condensed Consolidated Financial Statements (unaudited) for a detailed description.

Contingencies and Litigation We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and charge operations for the estimated costs expected to be incurred over the next twelve months of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. See Note 10, “Litigation and Other Legal Matters” and Note 11, “Commitments and Contingencies,” to Condensed Consolidated Financial Statements (unaudited) for a detailed description.

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

(In millions)	Fiscal year 2007			Fiscal year 2006
	First Quarter	Second Quarter	Third Quarter	First Quarter As restated	Second Quarter As restated	Third Quarter As restated	Fourth Quarter
Revenues	$629	$649	$716	$484	$488	$520	$579
Income from operations	$154	$78	$183	$75	$75	$85	$75
Net income	$136	$90	$155	$75	$77	$97	$132

Industry Trends

Industry analysts have predicted that the change in semiconductor revenues and semiconductor equipment revenues will range from -5% to +10% in calendar year 2007. Over the longer term, we expect process control to continue to represent a higher percentage of our customers’ capital spending. We believe that this percentage increase in process control spending will be driven by the demand for more precise diagnostics capabilities to address multiple new defects as a result of further shrinking of device feature sizes, the transition to new materials, new devices and circuit architecture, new lithography challenges and fab process innovation. We anticipate that these factors will drive increased demand for our products and services. The key drivers for growth in the semiconductor equipment industry in calendar year 2007 are the transition to 300 millimeter fabs, the increased demand for consumer electronics, and the strength of the NAND flash market.

RESULTS OF OPERATIONS

Revenues and Gross Margin

(In millions)	Three months ended
	March 31,		December 31, 2006
	2007	2006 As restated		Q3 FY07 vs.		Q3 FY07 vs.
				Q3 FY06		Q2 FY07
Revenues:
Product	$607	$429	$544	$178	41%	$63	12%
Service	109	91	105	$18	20%	4	4%

Total revenues	$716	$520	$649	$196		$67

Costs of revenues	$307	$227	$298	$80	35%	$9	3%
Stock-based compensation expense included in costs of revenues	$7	$6	$8	$1		$(1)

Gross margin percentage	57%	56%	54%	1%		3%
Stock-based compensation expense included in costs of revenues as a percentage of revenue	1%	1%	1%	0%		0%

	Nine months ended			Q3 FY07 YTD
	March 31,			vs.
	2007	2006		Q3 FY06 YTD
Revenues:		As restated
Product	$1,683	$1,230		$453	37%
Service	312	262		$50	19%

Total revenues	$1,995	$1,492		$503

Costs of revenues	$875	$658		$217	33%
Stock-based compensation expense included in costs of revenues	$23	$20		$3

Gross margin percentage	56%	56%		0%
Stock-based compensation expense included in costs of revenues as a percentage of revenue	1%	1%		0%

Product revenues

Product revenue increase primarily due to the result of a higher level of orders received in prior quarters and, to a lesser extent, due to additional revenue related to ADE operations during the second and third quarter of fiscal year 2007.

For the three and nine months ended March 31, 2007, no customer accounted for greater than 10% of revenue, respectively. For the three and nine months ended March 31, 2006, no customer accounted for greater than 10% of revenue. As of March 31, 2007, no customer accounted for greater than 10% of net accounts receivable. As of June 30, 2006, one customer accounted for 13% of net accounts receivable.

Service revenues

Service revenue is generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. The increase in service revenue is due to an increase in the number of post-warranty systems installed at our customers’ sites and the degree of utilization of those systems. The increase in service revenues also reflected additional revenue related to ADE operations during the second and third quarter of fiscal year 2007.

Revenues by region

Revenues by region for the periods indicated were as follows:

(In millions)	Three months ended						Nine months ended
	March 31, 2007		March 31, 2006		December 31, 2006		March 31, 2007		March 31, 2006
United States	$199	28%	$91	18%	$166	26%	$495	25%	$275	18%
Europe & Israel	82	11%	69	13%	51	8%	204	10%	204	14%
Japan	173	25%	153	29%	135	21%	416	21%	421	28%
Taiwan	144	20%	83	16%	126	19%	408	20%	256	17%
Korea	52	7%	71	14%	74	11%	213	11%	218	15%
Asia Pacific	66	9%	53	10%	97	15%	259	13%	118	8%

Total	$716	100%	$520	100%	$649	100%	$1,995	100%	$1,492	100%

A significant portion of our revenue continues to be generated in Asia where a substantial portion of the world’s semiconductor manufacturing capacity is located.

Gross margin

Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products. The increase in gross margin during the three months ended March 31, 2007 compared to the corresponding period of the prior fiscal year is primarily due to increased revenue. This increase was partially offset by the following charges recorded during the three months ended March 31, 2007:

•	$11 million for additional amortization of intangibles related to acquisitions of ADE Corporation, OnWafer Technologies, Inc., and SensArray Corporation,

•	$1 million for reimbursement to employees of taxes related to IRC Section 409A, and

•	$1 million for alternative financial benefit consisting of cash payments to employees to compensate for lost benefits due to ESPP suspension.

Engineering, Research and Development (“R&D”)

(In millions)	Three months ended
	March 31,
	2007	2006 As restated	December 31, 2006	Q3 FY07 vs. Q3 FY06		Q3 FY07 vs. Q2 FY07
R&D expenses	$106	98	108	$8	8%	$(2)	-2%
Stock-based compensation expense included in R&D expenses	$11	$12	$11	$(1)	-8%	$—	0%
R&D expenses as a percentage of total revenues	15%	19%	17%	-4%		-2%
Stock-based compensation expense included in R&D expenses as a percentage of revenue	2%	2%	2%	0%		0%

	Nine months ended March 31,			Q3 FY07 YTD
	2007	2006 As restated		vs. Q3 FY06 YTD

R&D expenses	$314	$295		$19	6%
Stock-based compensation expense included in R&D expenses	$34	$38		$(4)	-11%
R&D expenses as a percentage of total revenues	16%	20%		-4%
Stock-based compensation expense included in R&D expenses as a percentage of revenue	2%	3%		-1%

The increase in R&D expenses during the three months ended March 31, 2007 compared to corresponding period of the previous fiscal year primarily reflects additional expenses related to the acquisition of ADE Corporation, OnWafer Technologies, Inc. and SensArray Corporation and the following charges recorded during the three months ended March 31, 2007:

•	$2 million for in-process research and development charges associated with the acquisition of OnWafer Technologies, Inc. and SensArray Corporation and

•	$2 million for reimbursement to employees of taxes related to IRC Section 409A.

The increase in R&D expenses during the nine months ended March 31, 2007 compared to corresponding period of the previous fiscal year primarily reflects additional expenses related to the acquisition of ADE Corporation, OnWafer Technologies, Inc. and SensArray Corporation and the following charges recorded during the nine months ended March 31, 2007:

•	$5 million for in-process research and development charges associated with the acquisition of ADE Corporation, OnWafer Technologies, Inc. and SensArray Corporation and

•	$4 million for reimbursement to employees of taxes related to IRC Section 409A.

•	$2 million for severance and related benefits related to employee workforce reduction and

•	$1 million for alternative financial benefit consisting of cash payments to employees to compensate for lost benefits due to ESPP suspension.

R&D expenses include the benefit of $4 million, $4 million and $2 million of external funding received during the three months ended March 31, 2007, December 31, 2006, and March 31, 2006, respectively, for certain strategic development programs conducted with several of our customers and from government grants. R&D expenses include the benefit of $11 million and $7 million of external funding received during the nine months ended March 31, 2007 and 2006, respectively. We expect our R&D expenses to increase in absolute dollars as we accelerate our investments in critical programs focusing on new technologies and enhancements to existing products.

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

Selling, General and Administrative (“SG&A”)

(In millions)	Three months ended
	March 31,			Q3 FY07 vs.		Q3 FY07 vs.
		2006	December 31,
	2007	As restated	2006	Q3 FY06		Q2 FY07
SG&A expenses	$121	111	165	$10	9%	$(44)	-27%
Stock-based compensation expense included in SG&A expenses	$12	$30	$(3)	$(18)	-60%	$15	500%
SG&A expenses as a percentage of total revenues	17%	21%	25%	-4%		-8%
Stock-based compensation expense included in SG&A expenses as a percentage of revenue	2%	6%	0%	-4%		2%

	Nine months ended
	March 31,			Q3 FY07 YTD
	2007	2006 As restated		vs. Q3 FY06 YTD

SG&A expenses	$392	$304		$88	29%
Stock-based compensation expense included in SG&A expenses	$25	$69		$(44)	-64%
SG&A expenses as a percentage of total revenues	20%	20%		0%
Stock-based compensation expense included in SG&A expenses as a percentage of revenue	1%	5%		-4%

The increase in SG&A expenses during the three months ended March 31, 2007 compared to the corresponding period of the previous fiscal year primarily reflects a net increase in headcount and additional SG&A expenses related to the acquisition of ADE Corporation, OnWafer Technologies, Inc. and SensArray Corporation as well as the following charges recorded during the three months ended March 31, 2007:

•	$5 million for additional amortization of intangibles related to the acquisition of ADE Corporation,

•	$3 million for reimbursement to employees of taxes related to IRC Section 409A and

•	$8 million for legal and other expenses related to the stock options investigation, shareholder litigation and related matters

The increase in SG&A expenses during the nine months ended March 31, 2007 compared to the corresponding period of the previous fiscal year primarily reflects a net increase in headcount and additional SG&A expenses related to the acquisition of ADE Corporation, OnWafer Technologies, Inc. and SensArray Corporation as well as the following charges recorded during the nine months ended March 31, 2007:

•	$57 million for impairment charges related to the write-down of buildings,

•	$5 million for severance and related benefits related to employee workforce reduction,

•	$10 million for additional amortization of intangibles related to the acquisition of ADE Corporation,

•	$6 million for reimbursement to employees of taxes related to IRC Section 409A,

•	$1 million for alternative financial benefit consisting of cash payments to employees to compensate for lost benefits due to ESPP suspension, and

•	$15 million for legal and other expenses related to the stock options investigation, shareholder litigation and related matters.

The cumulative increase was offset by $20 million due to the reversal of stock-based compensation expense related to our former Chief Executive Officer.

During the three months ended December 31, 2006, as part of the long-term business plan, we decided to sell certain real estate properties we own in San Jose, California and Livermore, California. Based on the valuation of these assets, we recorded an asset impairment charge of approximately $57 million, which has been included in SG&A during the three months ended December 31, 2006. In November 2006, we reduced our work-force by approximately 150 people (primarily in San Jose, California and Milpitas, California) and accrued approximately $10 million in severance charges in the quarter ended December 31, 2006. Approximately $3 million of the charges has been recorded as cost of revenues, $2 million in engineering, research and development expenses, and $5 million has been recorded as selling, general and administrative expenses. These severance charges will be paid over the next twelve months. See Note 13 “Asset Impairment and Severance Charges” to Condensed Consolidated Financial Statements (unaudited) for a schedule of the activities of the severance accrual.

During November 2005, we announced that effective January 1, 2006, Kenneth L. Schroeder would cease to be our Chief Executive Officer and would thereafter be employed as a Senior Advisor. The Company and Mr. Schroeder also revised his prior agreement with the Company and defined the salary, bonus payout and equity award vesting during the period of his employment as a Senior Advisor. Effective January 1, 2006, we determined that all service conditions associated with certain prior equity awards under the terms of the revised agreement with Mr. Schroeder had been satisfied; accordingly we recorded an additional non-cash, stock-based compensation charge of approximately $9.8 million relating to these equity awards. The above-mentioned charge is included as a component of Selling, General and Administrative expense during fiscal year 2006. On October 16, 2006, following the Special Committee investigation of our historical stock option practices, we terminated all aspects of Mr. Schroeder’s employment relationship and agreement with the Company. As a result, vesting of Mr. Schroeder’s then outstanding stock options and restricted stock awards immediately ceased, and the 890,914 unvested option shares and 100,000 unvested restricted stock award shares held by Mr. Schroeder at the time of termination were canceled. Accordingly, in the second quarter of fiscal year 2007 we reversed $20 million of the non-cash, stock-based compensation charges that had been recorded in prior periods related to unvested option shares and restricted stock award shares. In December 2006, we canceled 596,740 vested option shares held by Mr. Schroeder as of the time of termination, representing those shares that had been retroactively priced or otherwise improperly granted.

Interest Income and Other, Net

(In millions)	Three months ended			Nine months ended
	March 31, 2007	March 31, 2006	December 31, 2006	March 31, 2007	March 31, 2006
Interest income and other, net	$21	$17	$23	$66	$48
Percentage of total revenues	3%	3%	4%	3%	3%

Interest income and other, net is comprised primarily of interest income earned on the investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as income recognized upon settlement of certain foreign currency contracts. The increase in interest income and other, net compared to the same period in the prior fiscal year is primarily due to the increase in average cash levels and short-term interest rates.

Provision for Income Taxes

Our effective income tax rate was 23.8% and 6.2% for the three months ended March 31, 2007 and 2006, respectively. The current quarter increase in the effective tax rate from 11.5% for the three months ended December 31, 2006 to 23.8% for the three months ended March 31, 2007, is primarily due to the fact that tax effects of reinstatement of the federal research and development tax credit was recognized in the three month period ended December 31, 2006 and the unusual non-recurring items recognized in the three month period ended March 31, 2007 resulted in smaller tax benefit than the amount recognized in the three month period ended December 31, 2007. The unusual and non-recurring items recognized in this quarter consisted primarily of additional compensation expenses related to reimbursing employees for tax liabilities related to IRC Section 409A. The tax rate without these items would have been 24.6%. In general, the effective income tax rate differs from the statutory rate of 35% largely as a function of benefits realized from our extraterritorial income exclusion, research and development tax credits, tax exempt interest and foreign income taxed at rates less than the statutory rate.

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

On October 18, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) which provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, performance shares, performance units and deferred stock units to our employees, consultants and members of our Board of Directors. Since the adoption of the 2004 Plan, no further grants are permitted under the 1982 Stock Option Plan or 2000 Non-Statutory Stock Option Plan. The 2004 Plan permits the issuance of 12,500,000 shares of common stock, of which 3.2 million shares are available for grant as of March 31, 2007. At that date, awards for 23.7 million shares are outstanding under all plans.

Stock-Based Compensation Expense

Effective July 1, 2005, we adopted the provisions of SFAS No. 123(R) Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using a Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. The following table shows stock-based compensation expense by type of award for the three and nine months ended March 31, 2007 and 2006:

(In millions)	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Stock-based compensation expense by type of award:
Employee stock options	$26.1	$39.8	$64.2	$107.8
Employee stock purchase plan	0.5	4.4	9.6	12.5
Restricted stock units	2.7	4.2	8.6	6.7

Total stock-based compensation (1)	$29.3	$48.4	$82.4	$127.0

(1)	Stock-based compensation expense for the nine months ended March 31, 2007 includes a $20 million reversal of stock-based compensation charges for the Company’s former Chief Executive Officer and $9 million of cash compensation related to bonuses payable to the holders of the amended options to compensate them for the increase in their option exercise price.

As of March 31, 2007, the unrecognized stock-based compensation balance related to stock options was $124.2 million and will be recognized over an estimated weighted average amortization period of 2.8 years. As of March 31, 2007, the unrecognized stock-based compensation balance related to restricted stock units was $75.6 million and will be recognized over an estimated weighted average amortization period of 3.5 years.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	March 31, 2007	June 30, 2006
Cash and cash equivalents	$604	$1,129
Marketable securities	981	1,197

Total cash, cash equivalents and marketable securities	$1,585	$2,326

Percentage of total assets	37%	51%

(In millions)	Nine months ended
	March 31, 2007	March 31, 2006 As restated
Cash provided by operating activities	$455	$185
Cash (used in) provided by investing activities	(278)	119
Cash used in financing activities	(709)	(16)
Effect of exchange rate changes on cash and cash equivalents	7	11

Net (decrease) increase in cash and cash equivalents	$(525)	$299

We have historically financed our operations through cash generated from operations. Cash provided by operating activities was $455 million and $185 million for the nine months ended March 31, 2007 and 2006, respectively. Cash provided by operating activities during the nine months ended March 31, 2007 consisted primarily of net income of $381 million increased by non-cash depreciation and amortization of $73 million, non-cash impairment charges of $57 million, and stock-based compensation of $73 million, offset by an increase in accounts receivable of $40 million, increase in inventories of $32 million, and changes in other assets and liabilities of $57 million. Cash provided by operating activities during the nine months ended March 31, 2006 consisted primarily of net income of $249 million increased by non-cash depreciation and amortization of $52 million, stock-based compensation of $127 million, and tax benefit from equity awards of $31 million, partially offset by an increase in accounts receivable of $136 million, an increase in inventories of $78 million, and a decrease in other current liabilities of $64 million.

Cash used in investing activities was $278 million during the nine months ended March 31, 2007 while cash provided by investing activities was $120 million during the nine months ended March 31, 2006. Investing activities typically consist of purchases and sales or maturities of marketable securities, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new markets or emerging technologies. Additionally, on October 11, 2006, we acquired all of the shares of ADE Corporation (“ADE”), a supplier of semiconductor process control solutions for $390 million. On January 16, 2007, we acquired OnWafer Technologies, Inc. and SensArray Corporation for a total of $53 million in cash. Both companies design and produce sensors that are embedded in wafers to collect information on the performance of tools used in the semiconductor manufacturing process. The acquisitions were accounted for as a purchase. See Note 4, “Business Combinations,” to Condensed Consolidated Financial Statements (unaudited) for a detailed description.

Cash (used in) provided by financing activities primarily consists of the following:

•	quarterly cash dividend paid to common stock, announced on February 2, 2007 and paid on March 1, 2007 to our stockholders of record on February 15, 2007,

•	$764 million cash paid for stock repurchases, offset by

•	net proceeds from the exercise of employee stock options and activity related to the Employee Stock Purchase Plan.

In February 2007, the Company entered into an Accelerated Share Repurchase program (“ASR”) with a third-party investment bank and prepaid $750 million to repurchase its common stock. The program has two separate components. The first component is the purchase of shares, and the second component is the forward contract indexed to the Company’s own common stock. The purchase price per share of the common stock repurchased through the ASR will be determined and adjusted based on a discount to the volume-weighted average price of the Company’s common stock during a period following the execution of the ASR agreement, subject to a maximum price per share. The exact number of shares repurchased pursuant to the ASR will be determined based on such adjusted price, but is not expected to be less than approximately 13 million shares. During the three months ended March 31, 2007 the Company received approximately 12 million shares under the ASR. The ASR is expected to be completed during the fourth quarter of fiscal year 2007. The shares received were multiplied by the closing stock price on the date of receipt to determine the cost of repurchase. The entire $750 million was recorded in the stockholders’ equity section of its Consolidated Condensed Balance Sheet.

The shares repurchased under the Accelerated Share Repurchase will decrease our basic and diluted weighted average shares outstanding. This decrease will be partially offset by additional shares issued for the exercise of employee stock options and activity related to the Employee Stock Purchase Plan.

The following is a schedule summarizing our significant operating lease commitments as of March 31, 2007:

(In millions)	Payments Due by Fiscal Year
	Total	2007(1)	2008	2009	2010	2011	Thereafter
Operating leases	$35.7	$2.4	$8.3	$6.8	$4.5	$3.3	$10.4

(1)	Remaining 3 months

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, from time to time we will discount without recourse, Letters of Credit (“LCs”) received from customers in payment of goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three months and nine months ended March 31, 2007 and 2006:

	Three months ended		Nine months ended
(In millions)	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Receivables sold under factoring agreements	$53.0	$70.8	$197.6	$182.0
Proceeds from sales of LCs	$4.3	$21.6	$43.0	$55.3
Discounting fees paid on sales of LCs (1)	$0.05	$0.3	$0.5	$0.6

(1)	Discounting fees were equivalent to interest expense and were recorded in interest and other income net.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. We estimate our open inventory purchase commitment as of March 31, 2007 to be approximately $166.3 million which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

Because virtually all holders of retroactively priced options issued by the Company were not involved in or aware of the retroactive pricing, the Company has taken certain actions to deal with the adverse tax consequences that may be incurred by the holders of retroactively priced options. The adverse tax consequences are that retroactively priced stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). One such action by the Company involved offering to amend the 409A Affected Options to increase the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-officers could not be offered until after the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 were filed and do not need to be completed until December 31, 2007.

During the three months ended March 31, 2007, we accrued approximately $20 million payable to non-executive holders of the amended options to compensate them for the resulting increase in their option exercise price. The $20 million is payable in January 2008. Of the $20 million, $9 million was recorded as stock-based compensation expense, and the remaining $11 million was recorded in common stock and capital in excess of par value in the balance sheet. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid. However, there is no assurance that the options will be exercised and the employees will retain the bonuses under all circumstances. During the three months ended March 31, 2007, we also recorded approximately $6 million to compensate certain option holders whose employment terminated or who had already exercised 409A Affected Options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state tax laws).

We are involved in several litigation cases as described in Note 11 to Condensed Consolidated Financial Statements. We cannot predict the outcome of these cases and we cannot estimate the likelihood or potential dollar amount of any adverse results.

Working capital decreased by $0.6 billion to $1.9 billion as of March 31, 2007, compared to $2.5 billion as of June 30, 2006. This decrease is primarily due to cash payments for Accelerated Share Repurchase and acquisitions. As of March 31, 2007, our principal sources of liquidity consisted of $1.6 billion of cash, cash equivalents, and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, our management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

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

Off-Balance Sheet Arrangements

Under our foreign-currency risk management strategy, we utilize derivative instruments to protect our interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months. The outstanding hedge contracts, with maximum maturity of 13 months, were as follows:

(In millions)
	As of March 31, 2007	As of June 30, 2006
Cash flow hedge contracts
Purchase	$21.8	$15.2
Sell	(180.3)	(167.5)
Other foreign currency hedge contracts
Purchase	93.9	128.4
Sell	(272.1)	(260.2)

Net	$(336.7)	$(284.1)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 31, 2007. Actual results may differ materially.

As of March 31, 2007, we had an investment portfolio of fixed income securities of approximately $1.0 billion, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2007, the fair value of the portfolio would have declined by $5.4 million.

As of March 31, 2007, we had net forward contracts to sell $336.7 million in foreign currency in order to hedge currency exposures (see Note 12, “Derivative Instruments and Hedging Activities,” to Condensed Consolidated Financial Statements (unaudited) for a detailed description). If we had entered into these contracts on March 31, 2007, the U.S. dollar equivalent would be $334.4 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $50.0 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

On May 22, 2006, the Wall Street Journal published an article about stock option backdating that questioned the stock option practices at several companies, including KLA-Tencor. The Board of Directors appointed a Special Committee composed solely of independent directors to conduct a comprehensive investigation of the Company’s historical stock option practices. As a result of that investigation, the Company discovered that certain of its stock options, primarily those granted from July 1, 1997 to June 30, 2002, had been retroactively priced for all employees who received these grants, and that the retroactively priced options had not been accounted for correctly. Accordingly, the Company restated its consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, both of which were filed with the SEC on January 29, 2007, and in its Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, which was filed timely on February 9, 2006. For further details, see those Reports and, in particular, Item 9A in the Form 10-K Report.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) (Disclosure Controls) as of the end of the period covered by this Report required by Exchange Act Rules 13a-15(b) or 15d-15b. The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and our CFO have concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Attached as exhibits to this Quarterly Report are certifications of the CEO and CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Changes in Internal Control over Financial Reporting

As a result of the Special Committee investigation, in the fall of 2006, the Board of Directors suspended use of the stock option committee and delegated sole authority for granting stock options and restricted stock awards to the full Compensation Committee, subject to ratification by the Board of Directors, with the grant date being the date of the Compensation Committee approval and with the pricing based on the market price on the grant date. The Board of Directors may in the future evaluate the possibility of again using a stock option committee, and, if so, the Company will implement additional controls designed to assure that the stock option committee is properly constituted and acts within the scope of its delegated authority. For further information, see Item 9A in Form 10-K for the fiscal year ended June 30, 2006 filed on January 29, 2007. In addition, on February 14, 2007, the Compensation Committee approved, and the Board of Directors ratified, a new policy regarding equity award grant procedures. which incorporated many existing practices as well as certain new procedures. For further information, see the Form 8-K filed by the Company on March 15, 2007

Except as described above with respect to the approval of a new policy regarding equity award grant procedures, there were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth above under Note 10 contained in the Consolidated Condensed Financial Statements in Item 1 of Part 1 is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to our Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended June 30, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the quarter ended March 31, 2007. (1)

Period	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
January 1, 2007 to January 31, 2007	—	$—	3,826,500
February 1, 2007 to February 28, 2007	270,000	$50.28	3,556,500
March 1, 2007 to March 31, 2007	—	$—	3,556,500

Total	270,000	$50.28

(1)	In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. This program was put into place in order to reduce the dilution that results from KLA-Tencor’s issuance of its shares pursuant to its employee benefit and incentive plans such as the stock option and employee stock purchase plans. Since the inception of the repurchase program in 1997 through March 31, 2007, the Board of Directors has authorized KLA-Tencor to repurchase a total of 37.8 million shares. The Company’s systematic buyback program was suspended in May 2006, and resumed in February 2007. All shares repurchased remain as treasury shares and are retired.
(2)	All shares were purchased pursuant to the program publicly announced in July 1997 and as extended by the Board of Directors most recently in February 2007 by an additional 10.0 million shares.
(3)	The stock repurchase program has no expiration date. We intend to continue making further purchases under the stock repurchase program.

In addition to the above stock repurchases, the Board of Directors authorized a repurchase of up to $750 million of the Company’s common stock pursuant to an Accelerated Share Repurchase program (“ASR”) in February, 2007. In March 2007, the Company received 11,981,254 million shares under the ASR. The ASR is expected to be completed during the fourth quarter of fiscal year 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of KLA-Tencor Corporation was held on March 29, 2007 at the Crowne Plaza Hotel in Milpitas, California. Of the 201,014,289 shares of Common Stock outstanding as of February 15, 2007 (the record date), 185,366,022 shares, or 92%, were present or represented by proxy at the meeting. Two proposals were considered at the meeting.

Proposal One. The stockholders elected the Company’s four nominees to its Board of Directors. The table below presents the results of the election.

Name	Director Class	For	Withheld
H. Raymond Bingham	Class II	183,127,128	2,238,894
Robert T. Bond	Class II	145,807,486	39,558,536
David C. Wang	Class II	183,873,586	1,492,436
Robert M. Calderoni	Class I	183,913,360	1,451,662

Proposal Two. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007. This proposal received 180,026,054 votes for, 4,301,621 votes against and 1,038,347 abstentions.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.27	Letter Agreement by and between KLA-Tencor Corporation and Merrill Lynch International+

10.28	Letter Agreement by and between KLA-Tencor Corporation and Brian M. Martin

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350.

+	Confidential treatment has been requested as to a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation

                (Registrant)

May 4, 2007	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace Chief Executive Officer (Principal Executive Officer)

May 4, 2007	/s/ JEFFREY L. HALL
(Date)	Jeffrey L. Hall Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

KLA-TENCOR CORPORATION

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.27	Letter Agreement by and between KLA-Tencor Corporation and Merrill Lynch International+

10.28	Letter Agreement by and between KLA-Tencor Corporation and Brian M. Martin

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

+	Confidential treatment has been requested as to a portion of this exhibit.