Form 10-K
period 2007-06-30
KLA TENCOR CORP
filed 2007-08-20
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File No. 0-9992

KLA-TENCOR CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2564110
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

160 Rio Robles, San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 875-3000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ
Common Stock Purchase Rights	Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☒                    Accelerated filer    ☐                    Non-accelerated filer    ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as of December 31, 2006, was $6.8 billion. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 193,153,711 shares of common stock outstanding as of July 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on November 15, 2007 (“Proxy Statement”), and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended June 30, 2007, are incorporated by reference into Part III of this report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations; the percentage of spending that our customers allocate to process control; orders for our products and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and business; technological trends in the semiconductor industry; the future impact of the restatement of our historical financial statements, shareholder litigation and related matters arising from the discovery that we had retroactively priced stock options (primarily from July 1, 1997 to June 30, 2002) and had not accounted for them correctly; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; the future of our product shipments and our product and service revenues; our future gross margins; the future of our selling, general and administrative expenses; international sales and operations; maintenance of our competitive advantage; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; dividends; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in the fiscal year ending June 30, 2008. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation to update the forward-looking statements in this report after the date hereof.

ii

PART I

ITEM 1.	BUSINESS

The Company

KLA-Tencor Corporation (“KLA-Tencor” or the “Company” and also referred to as “we” or “our”) is the world’s leading supplier of process control and yield management solutions for the semiconductor and related microelectronics industries. Our products are also used in a number of other industries, including wafer manufacturing and data storage.

Within our primary area of focus, our comprehensive portfolio of products, services, software and expertise helps integrated circuit (“IC”) manufacturers manage yield throughout the entire fabrication process—from research and development to final volume production. These products and solutions are designed to help customers accelerate their development cycles, bring their fabs to production more quickly and achieve higher and more stable yields.

KLA-Tencor’s products and services are used by virtually every major wafer, IC and photomask manufacturer in the world. These customers turn to us for inline wafer defect monitoring; reticle and photomask defect inspection; critical dimension (“CD”) metrology; wafer overlay metrology; film and surface measurement; and overall yield and fab-wide data analysis. Our advanced products, coupled with our unique yield technology services, allow us to deliver the yield management solutions our customers need to accelerate their yield learning rates, reduce their yield excursion risks and adopt industry-leading yield management practices.

KLA-Tencor Corporation was formed in April 1997 through the merger of KLA Instruments Corporation and Tencor Instruments, two long-time leaders in the semiconductor equipment industry, each with over 20 years of experience. KLA Instruments Corporation was incorporated in Delaware in 1975; Tencor Instruments was incorporated in California in 1976. Effective April 30, 1997, a wholly owned subsidiary of KLA Instruments Corporation merged into Tencor Instruments, and Tencor Instruments became a wholly owned subsidiary of KLA Instruments Corporation. Immediately following this merger, KLA Instruments Corporation changed its name to KLA-Tencor Corporation.

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

Industry

General Background

The semiconductor or integrated circuit (“IC” or “chip”) industry is KLA-Tencor’s core focus. The semiconductor fabrication process begins with a bare silicon wafer—a round disk that is six, eight or twelve inches in diameter, about as thick as a credit card and gray in color. The process of manufacturing wafers is itself highly sophisticated, involving the creation of large ingots of silicon by pulling them out of a vat of molten silicon. The ingots are then sliced into wafers and polished to a mirror finish.

The manufacturing cycle of an IC is grouped into three phases: design, fabrication and testing. IC design involves the architectural layout of the circuit, as well as design verification and photomask or reticle generation.

The fabrication of a chip is accomplished by depositing a series of film layers that act as conductors, semiconductors or insulators. The deposition of these film layers is interspersed with numerous other process steps that create circuit patterns, remove portions of the film layers, and perform other functions such as heat treatment, measurement and inspection. Most advanced chip designs require hundreds of individual steps, many of which are performed multiple times. Most chips consist of two main structures: the lower structure, typically consisting of transistors or capacitors, which performs the “smart” functions of the chip; and the upper ‘interconnect’ structure, typically consisting of circuitry which connects the components in the lower structure. When all of the layers on the wafer have been completed, each die on the wafer is then tested for functionality.

Current Trends

Companies that anticipate future market demands by developing and refining new technologies and manufacturing processes are better positioned to lead in the semiconductor market. During past industry cycles, semiconductor manufacturers generally contended with one key new technology or market trend, such as a specific design rule shrink. In today’s market, the leading semiconductor manufacturers are investing in bringing a multitude of new technologies into production at the same time, including new substrate and film materials and advanced lithography techniques.

While many of these technologies have been adopted at the development and pilot production stages, significant challenges and risks associated with each technology have affected their adoption into full-volume production. For example, as design rules decrease, yields become more sensitive to the size and density of defects, while device performance characteristics (namely speed or capacity) become more sensitive to such parameters as linewidth and film thickness variation. New process materials, such as high-k dielectrics, silicon-on-insulator (“SOI”) wafers and immersion lithography-capable photoresists require extensive characterization before they can be used in the manufacturing process. Moving several of these advanced technologies into production at once only adds to the risks that chipmakers face.

The continuing evolution of semiconductor devices to smaller geometries and more complex multi-level circuitry has significantly increased the cost and performance requirements of the capital equipment used to manufacture these devices. Construction of an advanced wafer fabrication facility today can cost over $3 billion, substantially more than previous generation facilities. As a result, chipmakers are demanding increased productivity and higher returns from their manufacturing equipment.

By developing new process control and yield management tools that help chipmakers accelerate the adoption of these new technologies into volume production, we enable our customers to better leverage these increasingly expensive facilities, reduce their production costs and significantly improve their return on investment (“ROI”). Once customers’ production lines are operating at high volume, our tools help ensure that yields are stable and process excursions are identified and quickly resolved. Historically, the move to each new generation’s smaller design rules has increased in-process variability and thus has often required increased inspection and metrology sampling.

With our broad portfolio of application-focused technologies and our dedicated yield technology expertise, we are in position to be a key supplier of comprehensive yield management solutions for customers’ next-generation products, including those required for the 45nm generation and beyond.

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

Products

KLA-Tencor operates primarily in one segment for the design, manufacture and marketing of process control and yield management systems for the semiconductor and related microelectronics industry. We also currently offer products that serve the wafer manufacturing, data storage and other industries. We design, market, manufacture and sell our equipment—consisting of patterned and unpatterned wafer inspection, optical overlay metrology, electron-beam (e-beam) review, reticle and photomask inspection, and film and surface measurement tools—as well as our advanced yield analysis and defect classification software to provide fab-wide yield management solutions. These solutions are optimized for the manufacturing process cells used in IC production, including lithography, deposition, etch, and chemical mechanical planarization (CMP). Our offerings can be broadly categorized into four groups: Defect Inspection; Metrology; product related services; and Software. For our customers manufacturing larger design-rule devices, we provide refurbished KLA-Tencor Certified tools along with warranty and support.

Defect Inspection

KLA-Tencor’s defect inspection tools allow our customers to detect, count, classify and characterize yield failures caused by particles, pattern defects, surface anomalies and electrical issues during all stages of the IC manufacturing process. Our portfolio of tools enables our customers to ramp their production lines faster by finding new defect types during development and ramp, and to maintain high and stable yields by monitoring defect count by type during production.

Defect inspection is especially critical as our customers move to production of 65nm design-rule devices, and begin development of the 45nm node. The number of yield-relevant defects increases as semiconductor process tolerances (“process windows”) become tighter, a result of smaller, more densely packed semiconductor circuit patterns. Also, new defect types and yield issues arise from the necessary introduction of innovative materials, device structures and lithography techniques. As a result, chip manufacturers need to inspect more wafers per lot, more process layers and more area on the wafer, at higher sensitivities. KLA-Tencor supplies a wide portfolio of high performance inspection, classification and analysis systems that enable our customers to solve their toughest yield issues.

High-Sensitivity Broadband Brightfield Inspection

Brightfield inspection systems provide benchmark sensitivity to small defects, and capture the greatest range of defect types, which becomes increasingly important as our customers move to 45nm and smaller production. Our 2800™ Series brightfield inspection system has been widely adopted at leading-edge memory, logic and foundry fabs worldwide, because it delivers the sensitivity and production-worthy performance that chipmakers need to produce market-leading devices. Key to the 2800 inspection system’s success is the industry’s only full-spectrum broadband light source, spanning deep ultraviolet to visible wavelengths. With the ability to tune its wavelength and employ various optical modes and algorithms, the 2800 inspection system provides sensitivity to an unequalled range of defect types throughout the chip manufacturing process. In June 2007 we introduced the newest additions to our 28xx product series, the 2810 and 2815. Targeting the 45nm node, these are the first inspection systems designed specifically for memory or logic applications. The 2810 and 2815 have twice the computing speed of the 2800 and new optical modes that enable increased defect capture.

High-Performance Darkfield Inspection

Darkfield inspection systems are used to cost effectively monitor process tools for defect yield excursions. Our widely-adopted Puma™ Series darkfield inspection platform leverages our patented Streak™

laser imaging technology to produce the highest sensitivities at production throughputs of any darkfield inspection system on the market. Combining advanced UV-laser illumination optics with a solid-state sensor to image the scattered light, Streak is scalable for multiple technology generations.

In September 2006, we introduced the Puma 9110 and 9130. The Puma 91xx platform builds on the advantages of the Puma 9000, with double its throughput, as well as greater sensitivity and ease of use. In June 2007, we added to the 91xx family by introducing the Puma 9150, which features enhancements that further increase the range of defect types that the system can capture.

High Resolution Electron Beam Review and Classification

Once a defect has been identified, a chipmaker must be able to review and classify the defect in order to identify and address the cause of the defect. As chipmakers moved to the 45nm node, however, inspection tools were identifying defects that fell below the resolution limit of the review tools commercially available at that time. To address this situation, we re-entered the defect review and classification market by introducing the eDR™-5200 in early July 2007. The eDR-5200 features a lens system that delivers a significant improvement in resolution, meeting production and process development requirements for advanced design-rule semiconductor devices. Unique connectivity technology between the eDR-5200 and our market-leading inspection systems provides additional benefits to our customers with respect to defect re-detection, classification and speed. Because the eDR-5200 was introduced after the end of the fiscal year covered by this Annual Report on Form 10-K, sales of this product are not reflected in the financial statements included in this report.

Wafer and Film Surface Inspection

All chipmakers extensively utilize inspection tools to detect defects on blanket (unpatterned) films and bare wafer surfaces. Our Surfscan SP2™ and Surfscan® SP2XP products are designed to detect those types of defects.

Unpatterned Wafer and Film Surface Inspection: For certain types of inspection, such as the qualification of new process tools, periodic checks of process tools already in production, or qualification of process tools after maintenance, chipmakers may prefer to use bare or blanket-film wafers instead of patterned wafers. The Surfscan SP2™ incorporates UV illumination technology to significantly enhance inspection sensitivity and speed on IC films, as well as both traditional silicon and engineered substrates. The Surfscan SP2 is capable of detecting defects as small as 30nm at higher throughputs than that of the previous-generation Surfscan SP1DLS inspection system.

Bare Wafer Surface Inspection: The wafer substrate is the foundation of an integrated circuit. Having a defect-free wafer substrate is essential, since defects on the surface of the wafer can adversely affect subsequent semiconductor processes, and ultimately impact IC performance. In January 2007 we introduced the Surfscan SP2XP, a system which has the speed and sensitivity of the Surfscan SP2, plus a new optical subsystem that allows the tool to distinguish between inherent defects in the silicon crystal—which can kill transistors and thus require scrapping the wafer—and other defect types that may be eliminated through cleaning or re-polishing the wafer. The Surfscan SP2XP provides wafer manufacturers with the ability to scrap fewer wafers, enhancing their profitability. This tool has been adopted by all major wafer manufacturers worldwide.

Electron-Beam Inspection

For advanced IC manufacturing, e-beam inspection is essential—not only during IC development, where the highest sensitivity is needed to discover defects, but also in production, where dedicated systems are required to monitor key process steps for defect excursions. Only e-beam technology can find the smallest physical defects and the subtle electrical defects that plague customers as they introduce new materials and device structures at the 65nm and 45nm nodes.

In February 2006, we introduced the latest addition to our eS3x series of e-beam inspection systems—the eS32™. A single system spanning development and production applications, the eS32 e-beam inspection system provides the best sensitivity at throughput for defect types that optical systems cannot find.

Macro Defect Inspection for Wafer Dispositioning

Advanced fabs require accurate and rapid disposition decision making during manufacturing, as well as quick assessment of tool and process module output. Operators have historically performed this task by visually inspecting a small sample of wafers for macro defects under a manual or semi-automated light microscope. However, advanced 300mm manufacturing, with large wafer surfaces, smaller device features and factory automation, challenges the ability of the operator to assess wafers and lots in a reliable and repeatable manner. These conditions place large quantities of valuable wafers at risk.

In May 2006, we introduced the Viper 2435XP™ automated 300mm wafer and tool dispositioning system, which captures a broad range of defect types at very high throughput—enabling inspection of 100% of wafer lots. Delivering quick go/no-go decisions, the system enables fab engineers to take corrective action early, when wafers can be reworked or process tool problems can be repaired before additional lots are put at risk. Viper 2435XP can be integrated rapidly and seamlessly into a production environment in the lithography, CMP, etch, and films process modules.

Wafer Edge Inspection

As customers move to smaller design rules and new, more complex material stacks, the high stress wafer edge region has become a source of yield-limiting defects. Material at the edge of the wafer can flake off and fall onto the regions where the chips are being built, causing loss of yield. The recent introduction of immersion lithography adds to the potential for flakes to migrate and cause yield loss, since the flakes can be transported by the immersion fluid.

To help customers identify and fix these edge-related yield issues, KLA-Tencor introduced the VisEdge™ CV300, in October 2006. The tool’s unique optics design and advanced defect classification capabilities allow IC manufacturers to capture a wide range of wafer-edge defect types with high sensitivity.

Reticle Inspection

Reticles are high-precision quartz plates that contain microscopic images of electronic circuits. Placed into steppers or scanners, reticles are used to transfer circuit patterns onto wafers to fabricate ICs. It is extremely important that these features are printed correctly on the reticles; very small variations in line width or placement, or defects within or adjacent to these structures, can cause devastating yield loss in the printed die.

In 2007, we introduced the TeraScanHR™ reticle inspection system, which provides unique defect-detection and productivity features that enable the production of defect-free reticles. The new system includes higher resolution optical imaging and several new inspection modes that enable the system to find all types of reticle defects. The TeraScanHR system’s high sensitivity, improved productivity, and flexible configurations make it a cost-effective solution that meets the needs of reticle manufacturers.

IC wafer fabs use the STARlight-2™ inspection system to qualify incoming reticles for use in IC production, and also to re-check the reticle periodically as it is used in production. Based on the TeraScan™ platform, STARlight-2 offers high sensitivity to contamination, progressive defects (crystals which grow on the reticles over time), and the damage from electrostatic discharge.

Process Window Qualification

Reticles used in the manufacture of today’s advanced ICs incorporate complex techniques that enable lithographers to extend existing lithographic processes to print features smaller than the wavelength of light used—a process called sub-wavelength lithography. These techniques reduce the size and fine-tune the shape of features on the wafer. During the photolithography patterning process, marginal designs can print as out-of-focus features—or not print at all, creating open circuits that translate to electrical failures within the device. However, since these errors represent design marginalities rather than physical defects on the reticle, they cannot be caught using traditional reticle inspection.

Our Process Window Qualification (“PWQ”) solution enables device manufacturers to identify reticle design marginalities by examining the wafer for poorly printed features using our broadband brightfield wafer inspection systems, so the manufacturers can then make more informed decisions about how closely they will operate near the boundaries of the process window, and how to address any design marginalities resulting from that decision.

Transparent Film and Opaque Substrate Inspection

Understanding the optical surface properties of modern materials has become a critical part of manufacturing. With the increasing complexity of manufacturing processes and products comes the need for extremely precise analysis and control of surface properties such as film thickness uniformity, contamination and defectivity, often in real time and online. The Candela™ CS20 Optical Surface Analyzer automatically detects and classifies surface defects on optoelectronic and semiconductor wafers, including wafers made of transparent materials such as sapphire and glass. By simultaneously measuring reflectivity and topographic variations on the surface, these systems enable customers to inspect epitaxial layers and film coatings for uniformity issues and defects.

Metrology

Metrology is a critical discipline in the production of high performance, reliable devices. Whether verifying that a design will be manufacturable, characterizing a new process, or monitoring high-volume manufacturing, our comprehensive set of metrology, analysis and process window optimization products gives IC manufacturers the ability to maintain tight control of their processes.

Optical Overlay Metrology

Decreasing linewidths, larger die sizes and increasing chip density all affect the tolerances for layer-to-layer alignment, or overlay. Mis-registration errors represent a crucial cause of yield loss. Today’s lithography scanners or steppers require in-line monitoring to ensure layer-to-layer alignment is within-spec. These advanced lithography systems also require regular maintenance and performance tests to ensure they are meeting process requirements. Overlay metrology systems verify scanner or stepper performance by measuring the pattern alignment between adjacent layers of the chip, as it is built.

In 2006, we introduced the Archer 100™ Overlay Control System, based on the industry-proven Archer™ platform. Fully redesigned optics, tighter stage tolerances, and new imaging and illumination modes combine to deliver the high levels of performance and productivity needed to address increasingly tighter overlay error budgets.

CD Metrology

The critical dimension (CD) is the smallest intended linewidth for a given device. While a useful measurement for previous-generation devices, traditional CD measurements no longer provide all the information that chipmakers need to accurately predict yield and transistor performance. Instead, complete profile information, including the width at the top and bottom of the feature, the sidewall angle and the height or depth of the feature, are needed. For this reason, CD control in the fab is increasingly changing from traditional CD-SEM (scanning electron microscope) measurements to optical CD.

In 2006, we introduced the SpectraCD-XT™—our fourth-generation of inline optical CD metrology systems for advanced patterning process control. The SpectraCD-XT is a non-destructive, dedicated CD and profile metrology system built on our high-throughput, production-proven Archer platform. With a move-acquire-measure (“MAM”) time under two seconds and a throughput of over 100 wafers per hour, the SpectraCD-XT leads the industry in productivity, allowing chipmakers to detect even the smallest profile excursions rapidly and repeatably.

Film Measurement

Our film metrology systems measure a variety of optical and electrical properties of thin films deposited on a wafer. These systems are used to control a wide range of wafer fabrication steps, where both within-wafer and wafer-to-wafer process uniformity are critical to achieving high device performance at low cost.

SpectraFx 200™, our seventh-generation thin-film metrology system, builds upon our expertise in spectroscopic ellipsometry (SE) to measure the thickness and optical properties of complex, multi-layer film stacks. SpectraFx 200 introduces new technology to extend the measurement results from patterned targets to predict in-die process variation. This technique enables IC manufacturers to achieve cost-effective production control over their advanced film processes at the 65nm node and below.

Contamination Monitoring

One of the key parts of a transistor is called the gate, and the quality of the dielectric that comprises it is critical to the overall speed and reliability of the IC device. In today’s devices, gate dielectric films have become so thin that their electrical performance characteristics are as critical as their physical characteristics in determining overall transistor performance. Our Quantox™ product line provides non-contact, inline electrical performance measurements of key parameters that determine the quality of advanced gate dielectric films, including contamination and oxide thickness, as well as electrical capacitance and leakage. Our latest Quantox XP™ system provides information on both the physical and electrical properties of advanced gate dielectric materials. Quantox data from the gate dielectric has shown high correlation to electrical test data on the finished device. This correlation enables chipmakers to predict transistor performance inline, rather than having to wait until an end-of-line electrical test—a process that normally takes days or weeks to complete.

Implant Metrology

KLA-Tencor now offers implant and anneal micro-uniformity monitoring with the Therma-Probe® solution. Therma-Probe is the industry standard for implant dose metrology. With its advances in modulated optical reflectance, Therma-Probe provides dose measurements for in-line monitoring, including anneal and ultra-shallow junction (USJ) depth profiling. The system contributes to higher yield by monitoring for process excursions.

Substrate & Surface Metrology

At the 45nm node and below, small deviations in wafer shape such as bow, warp and edge roll-off can translate to intolerable errors in the IC’s critical dimensions and layer-to-layer alignment. With our acquisition of ADE Corporation, we are well positioned to provide the wafer shape metrology equipment required by both wafer and IC manufacturers, for the 45nm node and beyond.

WaferSight™ and NanoMapper™ are high-precision surface mapping systems for bare wafers, based on optical interferometry. The WaferSight system measures full-wafer dimensional parameters such as flatness, bow and thickness. These measurements are made on every advanced bare wafer shipped to fabs, to ensure it meets the stringent requirements of advanced lithography and chemical mechanical polishing (CMP). NanoMapper provides whole-wafer nanotopography measurements for polished wafer surfaces with sub-nanometer height sensitivity. NanoMapper also includes interactive 3D graphics and analysis software, allowing rapid visualization and quantification of nanotopography effects, for faster process development and precision process control during production.

In substrate and media manufacturing, we offer metrology and defect inspection solutions with our Candela™ and ADE series of optical and magnetic inspection systems. Our Candela 6100 and 6300 series patented X-beam optical surface analyzers are the industry leaders in defect sensitivity and characterization for substrate and media manufacturing. Those products are now complemented by certain products that we acquired from ADE, such as the MicroXam™ and OptiFLAT™ optical interferometers for disk flatness and waviness metrology, as well as the magnetic products that provide critical metrology for perpendicular magnetic recording process control, including the Diskmapper® M3.

Our stylus profilers measure the surface topography of films and etched surfaces, and are used in basic research and development as well as semiconductor production and quality control. We also offer the P-16+™ benchtop contact stylus profiler, designed for automated step height, surface contour, waviness and roughness measurements, with detailed 2D and 3D topographic analysis of a variety of surfaces and materials.

Process Metrology Systems

KLA-Tencor now offers specialized, instrumented substrates that measure a wafer’s response to the process inside the process chamber, while the process is occurring. These metrology wafers measure the temperature variation of the process over time, to optimize, troubleshoot and monitor complex processes, such as plasma etch. Other measurement parameters are also available, including plasma monitoring. Both chipmakers and process equipment manufacturers use these wafers to visualize, diagnose and control their processes and process tools in a wide variety of applications.

Services

KLA-Tencor enables customers to maximize the performance and productivity of their metrology and inspection systems over the entire life cycle of a tool. We deliver yield management expertise spanning all technology nodes, and collaborate with customers to determine the best products and services to meet technology requirements and optimize cost of ownership. We help customers meet their production goals by maximizing tool uptime and performance with a menu of support services, unique expertise from local service engineers, worldwide spares and consumables depots, and round-the-clock tech support experts in our Online Support Centers accessed through our iSupport™ secure network. KLA-Tencor’s Technology Engagement Services (TES) collaborates with customers to use effective recipes to improve baseline performance and avoid costly process errors, as well as extend the life of their installed base and determine when new tools and upgrades would be beneficial.

Software and Other

Our productivity and analysis solutions translate inspection and metrology data into consolidated information that can reveal process problems and help semiconductor manufacturers develop long-term yield improvement strategies.

Yield Management & Analysis Solutions

Klarity Defect® is an automated inline defect analysis module and defect data management system designed to help fabs achieve faster yield learning cycles. By identifying excursions in real time, Klarity Defect enables fabs to embed expert decision-making processes within analysis recipes. These processes are automatically triggered when user-specified events occur. In addition to freeing fab engineers from repetitive analysis tasks, this capability dramatically improves fab operating efficiency by providing relevant information in less time and with less effort for faster identification of yield problems.

Our Klarity ACE™ yield analysis solution enables fast integration, correlation and analysis of yield- and process-related data to accurately determine the source of defects and process excursions. It can differentiate between random and systematic yield problems, providing users with the data they need in order to take appropriate corrective measures.

Klarity SSA™ (Spatial Signature Analysis) provides automated classification and root cause analysis of spatial signatures—defect clusters and patterns that indicate a potential out-of-spec process or process tool problem. Klarity SSA can be utilized for a variety of applications where enhanced excursion detection is needed, including process line and tool monitoring, as well as engineering analysis.

FabVision™ is a real-time, fab-wide data management system that continuously monitors, reports and manages product quality information. Alerts on process excursions, daily reports and selected data are generated and sent automatically worldwide to better manage operations at the fab, process or customer level. The integrated database enables quick analysis and response to customers’ inquiries about product history and quality. With real-time production information, the FabVision system provides management, engineering and operations with the capability to proactively detect process excursions that can lead to yield loss.

Our ProDATA™ lithography data analysis tool, along with our PROLITH™ lithography and etch optimization tool, helps manufacturers reduce their advanced lithography development time and cost, as well as optimize their design-for-manufacturing (“DFM”) efforts.

Our iDO™ (inline Defect Organizer) automated defect classification (“ADC”) solution provides consistent and accurate classification of yield-limiting defects to help our customers accelerate their ramp to higher process yields. iDO uses an intuitive decision-tree format to split classification into a series of logical steps. Leveraging local defect geometry for improved performance, iDO works with KLA-Tencor defect inspection, review and data analysis systems for excursion monitoring, excursion problem resolution, and baseline yield improvement.

Our Archer Analyzer™ software provides critical post processing of overlay data into information which indicates appropriate corrective action for the relevant process tool. This function is increasing in importance with sub-65nm design rules, immersion lithography and double patterning lithography.

Computational Lithography

As customers move to smaller design rules, they must print very small features and complex patterns. The resolution required to create these features is more than today’s lithography scanners can provide directly, because the features are smaller than the wavelength of the light used to create them. In order to increase the effective resolution of the process, our customers are using reticle enhancement techniques (RETs) such as Optical Proximity Correction (OPC) and Sub-Resolution Assist Features (SRAF).

Introduced in May 2007, our LithoWare™ lithography optimization tool analyzes design layout constraints, as well as the manufacturing process variability of focus and exposure during lithography. Systematic errors in these areas can create either open circuits that translate to electrical failures, or geometric variations that result in speed and performance issues within the device. LithoWare is designed to reduce the time and cost required to develop RET and OPC processes.

Customers

To support our growing, global customer base, we maintain a significant presence throughout the United States, Europe, Asia-Pacific and Japan, staffed with local sales and applications engineers, customer and field service engineers and yield management consultants. We count among our largest customers the leading semiconductor manufacturers from each of these regions. In the fiscal years ended June 30, 2007, 2006 and 2005, no customer accounted for more than 10% of our total revenues.

Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn is driven by the current and anticipated market demand for ICs and products utilizing ICs. We do not consider our business to be seasonal in nature, but it is cyclical with respect to the capital equipment procurement practices of semiconductor manufacturers, and it is impacted by the investment patterns of such manufacturers in different global markets. Downturns in the semiconductor industry or slowdowns in the worldwide economy could have a material adverse effect on our future business and financial results.

Sales, Service and Marketing

Our sales, service and marketing efforts are aimed at building long-term relationships with our customers. We focus on providing a single and comprehensive resource for the full breadth of process control and yield management products and services. Customers benefit from the simplified planning and coordination, as well as the increased equipment compatibility, that are realized as a result of dealing with a single supplier. Our revenues are derived primarily from product sales, mostly through our direct sales force.

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

As of June 30, 2007, we employed approximately 2,500 sales and related personnel, service engineers and applications engineers. In addition to sales and service offices in the United States, we conduct sales, marketing and services out of wholly-owned subsidiaries or branches of United States subsidiaries in other countries, including China, France, Germany, India, Israel, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan, Thailand and the United Kingdom. International revenues accounted for approximately 76.3%, 79.9%, and 76.3% of our total revenues in the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Additional information regarding our revenues from foreign operations for our last three fiscal years can be found in Note 14, “Segment Reporting and Geographic Information” to the Consolidated Financial Statements.

We believe that sales outside the United States will continue to be a significant percentage of our total revenues. Our future performance will depend, in part, on our ability to continue to compete successfully in Asia, one of the largest markets for our equipment. Our ability to compete in this area is dependent upon the continuation of favorable trading relationships between countries in the region and the United States, and our continuing ability to maintain satisfactory relationships with leading semiconductor companies in the region.

International sales and operations may be adversely affected by the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations. In addition, international sales may be adversely affected by the economic conditions in each country. The revenues from our international business may also be affected by fluctuations in currency exchange rates. Although we attempt to manage the currency risk inherent in non-dollar sales through hedging activities, there can be no assurance that such efforts will be adequate. These factors could have a material adverse effect on our future business and financial results.

Backlog

Our backlog for system shipments and associated warranty totaled $1,060.8 million and $998.7 million as of June 30, 2007 and 2006, respectively. We include in our backlog only those customer orders for which we have accepted purchase orders and assigned shipment dates within twelve months from the date of order. Orders for service and unreleased products are excluded from the backlog. We expect to fill the present backlog of orders during fiscal year 2008; however, all orders are subject to cancellation or delay by the customer. Due to possible customer changes in delivery schedules or cancellation of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

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

Accordingly, we devote a significant portion of our human and financial resources to research and development programs and seek to maintain close relationships with customers to remain responsive to their needs. As part of our customer relationships, we may enter into certain strategic development and engineering programs whereby our customers offset certain of our research and development costs. As of June 30, 2007, we employed approximately 1,300 research and development personnel.

Our key research and development activities during fiscal year 2007 involved development of process control and yield management equipment for sub-65nm processing. For information regarding our research and development expenses during the last three fiscal years, including costs offset by our strategic development and engineering programs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

Manufacturing, Raw Materials and Supplies

We perform system design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities take place in San Jose and Milpitas, California, with additional significant operations in Migdal Ha’Emek, Israel and Northtech, Singapore. As of June 30, 2007, we employed approximately 1,000 manufacturing personnel.

Many of the parts, components and subassemblies (collectively “parts”) that we use are standard commercial products, although certain parts are made to our specifications. We use numerous vendors to supply parts for the manufacture and support of our products. Although we make reasonable efforts to ensure that these parts are available from multiple suppliers, this is not always possible and certain parts included in our systems may be obtained only from a single supplier or a limited group of suppliers. We endeavor to minimize the risk of production interruption by selecting and qualifying alternative suppliers for key parts, by monitoring the financial condition of key suppliers, and by ensuring adequate inventories of key parts are available to maintain manufacturing schedules.

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

Management believes that we are well positioned in the market with respect to both our products and services. However, any loss of competitive position could negatively impact our prices, customer orders, revenues, gross margins and market share, any of which would negatively impact our operating results and financial condition.

Acquisitions and Alliances

We continuously evaluate strategic acquisitions and alliances to expand our technologies, product offerings and distribution capabilities. Acquisitions involve numerous risks, including management issues and costs in connection with integration of the operations, technologies and products of the acquired companies, possible write-downs of impaired assets, and the potential loss of key employees of the acquired companies. The inability to manage these risks effectively could negatively impact our operating results and financial condition. Additional information regarding our business combinations during the fiscal year ended June 30, 2007 can be found in Note 5, “Business Combinations” to the Consolidated Financial Statements.

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

Employees

As of June 30, 2007, we employed approximately 6,000 people. None of our employees are represented by a labor union. We have not experienced work stoppages and believe that our employee relations are good.

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

We believe the factors that could make our results fluctuate and difficult to predict include:

•	the cyclical nature of the semiconductor equipment industry;

•	global economic uncertainty;

•	competitive pressures;

•	our ability to develop and implement new technologies and introduce new products;

•	our ability to maintain supply of key components;

•	our ability to manage our manufacturing requirements;

•	our reliance on services provided by third parties;

•	our customers’ acceptance and adoption of our new products and technologies;

•	our ability to protect our intellectual property;

•	litigation regarding intellectual property and other business matters;

•	our ability to attract, retain and replace key employees;

•	our ability to manage risks associated with acquisitions and alliances;

•	the amount of resources we are required to devote to compliance with securities laws and listing requirements;

•	worldwide political instability;

•	earthquake and other uninsured risks;

•	future changes in accounting and tax standards or practices;

•	changing legal and regulatory environment;

•	our exposure to fluctuations in foreign currency exchange rates;

•	our ability to successfully modify new systems and guard against computer viruses; and

•

our ability to continue to successfully address and resolve all issues arising from the discovery that we had retroactively priced stock options (primarily from July 1, 1997 to June 30, 2002) and had not accounted for them correctly.

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

Risks Associated with Our Industry and Market Conditions

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

A majority of our annual revenue is derived from outside the United States, and we expect that international revenue will continue to represent a substantial percentage of our revenue. Our international revenue and operations are affected by economic conditions specific to each country and region. Because of our significant dependence on international revenue, a decline in the economies of any of the countries or regions in which we do business could negatively affect our operating results. Managing global operations and sites located throughout the world presents challenges associated with, among other things, cultural diversity and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Periodic local or international economic downturns, trade balance issues, political instability, legal or regulatory changes or terrorism in regions where we have operations along with fluctuations in interest and currency exchange rates could negatively affect our business and results of operations. Although we attempt to manage near-term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate.

Our future performance depends, in part, upon our ability to continue to compete successfully worldwide.

Our industry includes large manufacturers with substantial resources to support customers worldwide. Some of our competitors are diversified companies with greater financial resources and more extensive research, engineering, manufacturing, marketing and customer service and support capabilities than we possess. We face competition from companies whose strategy is to provide a broad array of products and services, some of which compete with the products and services that we offer. These competitors may bundle their products in a manner that may discourage customers from purchasing our products, including pricing such competitive tools significantly below our product offerings. In addition, we face competition from smaller emerging semiconductor equipment companies whose strategy is to provide a portion of the products and services that we offer, using innovative technology to sell products into specialized markets. Loss of competitive position could negatively affect our prices, customer orders, revenue, gross margins, and market share, any of which would negatively affect our operating results and financial condition.

Risks Related to Our Business

If we do not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, our business could be seriously harmed.

Success in the semiconductor equipment industry depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions. For example, the size of semiconductor devices continues to shrink and the industry is currently transitioning to the use of new materials and innovative fab processes. While we expect these trends will increase our customers’ reliance on our diagnostic products, we cannot be sure that they will directly improve our business. These and other evolving customer needs require us to respond with continued development programs and to cut back or discontinue older programs, which may no longer have industry-wide support. Technical innovations are inherently complex and require long development cycles and appropriate staffing of highly qualified employees. Our competitive advantage and future business success depend on our ability to accurately predict evolving industry standards, to develop and introduce new products that successfully address changing customer needs, to win market acceptance of these new products and to manufacture these new products in a timely and cost-effective manner.

In this environment, we must continue to make significant investments in research and development in order to enhance the performance and functionality of our products, to keep pace with competitive products and to satisfy customer demands for improved performance, features and functionality. Substantial research and development costs typically are incurred before we confirm the technical feasibility and commercial viability of a new product, and not all development activities result in commercially viable products. There can be no assurance that revenue from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements. In addition, we cannot be sure that these products or enhancements will receive market acceptance or that we will be able to sell these products at prices that are favorable to us. Our business will be seriously harmed if we are unable to sell our products at favorable prices or if the market in which we operate does not accept our products.

Our business would be harmed if we do not receive sufficient parts to meet our production requirements in a timely and cost-effective manner.

We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. We seek to minimize the risk of production and service interruptions and/or shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements, or if we are only able to do so on unfavorable terms.

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

We outsource a number of services to third-party service providers, which decreases our control over the performance of these functions. Disruptions or delays at our third-party service providers could adversely impact our operations.

We outsource a number of services, including our transportation and logistics management of spare parts, to domestic and overseas third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, or our ability to quickly respond to changing market conditions. Disruptions or delays at our third-party service providers due to events such as regional economic, business, environmental or political events, information technology system failures or military actions could adversely impact our operations and our ability to ship products, manage our product inventory or record and report financial and management information on a timely and accurate basis.

Our success is dependent in part on our technology and other proprietary rights. If we are unable to maintain our lead or protect our proprietary technology, we may lose valuable assets and market share.

Our success is dependent in part on our technology and other proprietary rights. We own various United States and international patents and have additional pending patent applications relating to some of our products and technologies. The process of seeking patent protection is lengthy and expensive, and we cannot be certain that pending or future applications will actually result in issued patents or that issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. Other companies and individuals, including our larger competitors, may develop technologies and obtain patents relating to our business that are similar or superior to our technology or may design around the patents we own, adversely affecting our business.

We also maintain trademarks on certain of our products and services and claim copyright protection for certain proprietary software and documentation. However, we can give no assurance that our trademarks and copyrights will be upheld or successfully deter infringement by third parties.

While patent, copyright and trademark protection for our intellectual property is important, we believe our future success in highly dynamic markets is most dependent upon the technical competence and creative skills of our personnel. We attempt to protect our trade secrets and other proprietary information through confidentiality and other agreements with our customers, suppliers, employees and consultants and through other security measures. We also maintain exclusive and non-exclusive licenses with third parties for strategic technology used in certain products. However, these employees, consultants and third parties may breach these agreements, and we may not have adequate remedies for wrongdoing. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States. In any event, the extent to which we can protect our trade secrets through the use of confidentiality agreements is limited, and our success will depend to a significant extent on our ability to innovate ahead of our competitors.

We might be involved in intellectual property disputes or other intellectual property infringement claims that may be costly to resolve, prevent us from selling or using the challenged technology and seriously harm our operating results and financial condition.

As is typical in the semiconductor equipment industry, from time to time we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which they believe cover certain of our products, processes, technologies or information. Litigation tends to be expensive and requires significant management time and attention and could have a negative effect on our results of operations or business if we lose or have to settle a case on significantly adverse terms. Our customary practice is to evaluate such infringement assertions and to consider whether to seek licenses where appropriate. However, we cannot ensure that licenses can be obtained or, if obtained, will be on acceptable terms or that costly litigation or other administrative proceedings will not occur. The inability to obtain necessary licenses or other rights on reasonable terms, or the instigation of litigation or other administrative proceedings, could seriously harm our operating results and financial condition.

We depend on key personnel to manage our business effectively, and if we are unable to attract, retain and motivate our key employees, our sales and product development could be harmed.

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

In addition to our efforts to develop new technologies from internal sources, part of our growth strategy is to pursue acquisitions and acquire new technologies from external sources. As part of this effort, we may make acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. There can be no assurance that we will find suitable acquisition candidates or that acquisitions we complete will be successful. In addition, we may use equity to finance future acquisitions, which would increase our number of shares outstanding and be dilutive to current shareholders.

If we are unable to successfully integrate and manage acquired businesses or if acquired businesses perform poorly, then our business and financial results may suffer. It is possible that the businesses we have acquired, as well as businesses that we may acquire in the future, may perform worse than expected or prove to be more difficult to integrate and manage than expected. In addition, we may lose key employees of the acquired companies. As a result, risks associated with acquisition transactions may give rise to a material adverse effect on our business and financial results for a number of reasons, including:

•	we may have to devote unanticipated financial and management resources to acquired businesses;

•	we may not be able to realize expected operating efficiencies or product integration benefits from our acquisitions;

•	we may have to write-off goodwill or other intangible assets; and

•	we may incur unforeseen obligations or liabilities in connection with acquisitions.

Compliance with federal securities laws, rules and regulations, as well as Nasdaq requirements, is becoming increasingly complex, and the significant attention and expense we must devote to those areas may have an adverse impact on our business.

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

We purchase insurance to help mitigate the economic impact of certain insurable risks; however, certain other risks are uninsurable or are insurable only at significant cost and cannot be mitigated with insurance. An earthquake could significantly disrupt our manufacturing operations, most of which are conducted in California. It could also significantly delay our research and engineering effort on new products, most of which is also conducted in California. We take steps to minimize the damage that would be caused by an earthquake, but there is no certainty that our efforts will prove successful in the event of an earthquake. We self insure earthquake risks because we believe this is a prudent financial decision based on our large cash reserves and the high cost and limited coverage available in the earthquake insurance market. Certain other risks are also self insured either based on a similar cost benefit analysis, or based on the unavailability of insurance. If one or more of the uninsured events occurs, we could suffer major financial loss.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect reporting of transactions completed before the change is effective.

New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation rules have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

For example, the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment which required us to measure all employee stock-based compensation awards using a fair value method beginning in fiscal year 2006 and record such expense in our consolidated financial statements, has had a material impact on our consolidated financial statements, as reported under accounting principles generally accepted in the United States of America.

We are exposed to various risks related to the regulatory environments where we perform our operations and conduct our business.

We are subject to various risks related to new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries in which we operate and with which we must comply, including environmental and safety regulations. Changes to existing laws, rules or regulations, including changes that result in inconsistent or conflicting laws, rules or regulations, in the countries in which we operate may adversely affect our reported financial results or the way we conduct our business.

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

Our investment portfolio consists of both corporate and government securities that have a maximum effective maturity of 10 years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. We have the ability to realize the full value of all these investments upon maturity. Unrealized losses are due to changes in interest rates and bond yields.

We rely upon certain critical information systems for our daily business operation. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operation.

Our global operations are linked by information systems, including telecommunications, the internet, our corporate intranet, network communications, email and various computer hardware and software applications. Despite our implementation of network security measures, our tools and servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems and tools located at customer sites. Any such event could have an adverse effect on our business, operating results and financial condition.

We may experience difficulties with our enterprise resource planning (“ERP”) system and other IT systems. System failure or malfunctioning may result in disruption of operations and the inability to process transactions, and this could adversely affect our financial results.

System failure or malfunctioning could disrupt our ability to timely and accurately process and report key components of our results of operations, financial position and cash flows. Any disruptions or difficulties that may occur in connection with our ERP system or other systems could also adversely affect our ability to complete important business processes such as the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unforeseen problems with regard to our ERP system or other systems, our business could be adversely affected.

Risks Related to the Restatement of Our Prior Financial Results

Our efforts to correct past material weaknesses in our internal controls may not have been sufficient, and we may discover additional material weaknesses in our internal controls.

As previously disclosed, the Company has undergone an investigation of the Company’s historical stock option practices by the Special Committee of the Company’s Board of Directors (for more information regarding the Special Committee investigation and its findings, please refer to Item 3, “Legal Proceedings”). As a result of that Special Committee investigation and our management’s internal review of our historical stock option practices and related matters, we identified past material weaknesses in our internal controls and procedures (see Item 9A, “Controls and Procedures”). A “material weakness” is a control deficiency, or combination of them, that results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. We believe that we have remedied the past material weaknesses in our internal controls and procedures, but there can be no assurance that our corrections were sufficient or fully effective, or that we will not discover additional material weaknesses in our internal controls and procedures in the future.

The Special Committee investigation of our historical stock option practices and the resulting restatements have been time consuming and expensive, and have had a material adverse effect on us.

The Special Committee investigation and the resulting restatement activities have required us to expend significant management time and incur significant accounting, legal and other expenses. In addition, we have established a Special Litigation Committee to oversee the litigation matters that have arisen out of the investigation and the restatements, and we cannot predict what additional actions may be required by these Committees. The period of time that will be necessary to resolve these matters is uncertain, and these matters could require significant additional attention and resources.

The ongoing government inquiry relating to our historical stock option practices is time consuming and expensive and could result in injunctions, fines and penalties that may have a material adverse effect on our financial condition, results of operations and cash flow.

On July 25, 2007, we announced that the Company had reached a settlement with the SEC by consenting to the entry of a permanent injunction against future violations of the reporting, books and records, and internal controls provisions of the federal securities laws. The settlement resolves completely the SEC investigation into the Company’s historical stock option granting practices. KLA-Tencor was not charged by the SEC with fraud, nor was the Company required to pay any civil penalty, fine or money damages as part of the settlement. While the SEC has completed its investigation, the inquiry by the United States Attorney’s Office for the Northern District of California (“USAO”) into our historical stock option practices is ongoing. We have fully cooperated with the USAO and intend to continue to do so. The period of time necessary to resolve this inquiry is uncertain, and we cannot predict the outcome of this inquiry or whether we will face additional government inquiries, investigations or other actions related to our historical stock option practices. This inquiry may require us to continue to expend significant management time and incur significant legal and other expenses, and could result in criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may have a material adverse effect on our financial condition, results of operations and cash flow.

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

Our insurance coverage will not cover our total liabilities and expenses in these lawsuits, in part because we have a significant deductible on certain aspects of the coverage. In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and the related litigation and ongoing government inquiry. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, the insurers may seek to deny or limit coverage in some or all of these matters, in which case we may have to self-fund all or a substantial portion of our indemnification obligations.

We are subject to the risks of additional government actions, shareholder lawsuits and other legal proceedings related to our historical stock option practices, the resulting restatements, and the remedial measures we have taken.

It is possible that there may be additional governmental actions, shareholder lawsuits and other legal proceedings brought against us in connection with our historical stock option practices. In addition, we may be sued or taken to arbitration by former officers and employees in connection with their stock options, employment terminations and other matters. These proceedings may require us to expend significant management time and incur significant accounting, legal and other expenses, and may divert attention and resources from the operation of our business. These expenditures and diversions, as well as the adverse resolution of any specific lawsuit, could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain effective internal controls may cause us to delay filing our periodic reports with the SEC, affect our Nasdaq listing, and adversely affect our stock price.

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting. The Company has in prior periods identified certain material weaknesses in its internal control over financial reporting. However, we believe the Company remediated those past material weaknesses, and we have not identified any material weaknesses in our internal control over financial reporting for the fiscal year ended June 30, 2007. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

It may be difficult or costly to obtain director and officer insurance coverage as a result of the issues arising out of our historical stock option practices.

We expect that the issues arising from our previous retroactive pricing of stock options will make it more difficult to obtain director and officer insurance coverage in the future. If we are able to obtain this coverage, it could be significantly more costly than in the past, which would have an adverse effect on our financial results and cash flow. As a result of this and related factors, our directors and officers could face increased risks of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and officers, which could adversely affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our principal properties as of June 30, 2007 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Tucson, AZ	Office and plant	Engineering and Manufacturing	60,000	Owned
Fremont, CA(1)	Office and plant	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	145,947	Leased
Hayward, CA	Office and plant	Manufacturing	14,150	Leased
Livermore, CA(2)	Office and plant	Training, Service and Engineering	241,252	Owned
Milpitas, CA	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	727,302	Owned
San Diego, CA	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing and Service	15,600	Leased
San Jose, CA	Office and plant	Research, Engineering and Manufacturing	17,060	Leased
San Jose, CA(2)	Office, plant and warehouse	Corporate Headquarters, Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	603,313	Owned
Santa Clara, CA	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing and Service	50,400	Leased
Westwood, MA(1)	Office and plant	Research, Engineering, Marketing, Manufacturing and Service	116,908	Leased
Beaverton, OR	Office	Sales and Service	13,075	Leased
Austin, TX	Office	Sales, Service and Research	32,118	Leased
Richardson, TX	Office	Sales and Service	16,818	Leased
Vancouver, WA	Office	Sales and Service	12,782	Leased
Shanghai, China	Office, plant and warehouse	Sales, Service, Engineering and Warehouse	50,354	Leased
Dresden, Germany	Office and warehouse	Sales, Service and Warehouse	12,909	Leased
Chennai, India	Office	Engineering	149,121	Owned
Midgal Ha’Emek, Israel	Office and plant	Manufacturing	12,314	Leased
Migdal Ha’Emek and Herzliya, Israel	Office and plant	Research, Engineering, Marketing, Manufacturing and Service and Sales Administration	64,584	Owned
Tokyo, Japan	Office	Sales and Service	16,644	Leased
Yokohama, Japan(1)	Office and warehouse	Sales, Service and Warehouse	53,773	Leased

Location	Type	Principal Use	Square Footage	Ownership
Northtech, Singapore	Office, plant and warehouse	Manfacturing, Sales, Service and Warehouse	45,327	Leased
Serangoon, Singapore(3)	Office and plant	Manufacturing	185,809	Owned
Kyung Ki, South Korea	Office	Sales and Service	15,141	Leased
Hsinchu, Taiwan(1)	Office	Sales and Service	96,529	Leased

(1)	Portions of certain properties are sublet or are vacant and marketed to sublease.
(2)	Certain properties in San Jose, California and Livermore, California were placed for sale in the fiscal year ended June 30, 2007.
(3)	The land on which the Serangoon, Singapore building resides is leased.

As of June 30, 2007, we owned or leased a total of approximately 3.0 million square feet of space worldwide, including the locations listed above and office space for smaller sales and service offices in several locations throughout the world. Our operating leases expire at various times through June 30, 2018 with renewal options at the fair market value for additional periods up to five years. Additional information regarding these leases is incorporated by reference from Note 11, “Commitments and Contingencies” to the Consolidated Financial Statements. We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs, even after giving effect to the sale of certain properties as noted above.

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

Restatements of Prior Period Consolidated Financial Statements in Previous Filings

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

In our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (filed on January 29, 2007) and our quarterly reports on Form 10-Q for the quarters ended September 30, 2006, December 31, 2006 and

March 31, 2007 (filed on January 29, 2007, February 9, 2007 and May 7, 2007, respectively), we restated (1) our consolidated financial statements as of and for the fiscal years ended June 30, 2005 and 2004; (2) our selected consolidated financial data as of and for our fiscal years ended June 30, 2005, 2004, 2003 and 2002; and (3) our unaudited quarterly financial data for the first three quarters in our fiscal year ended June 30, 2006 and for all quarters in our fiscal year ended June 30, 2005. All financial information included in this Annual Report on Form 10-K reflects our restatement and does not contain any further restatement.

Findings Leading up to Restatement and Certain Remedial Actions

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

Also on October 16, 2006, Stuart J. Nichols, Vice President and General Counsel, resigned. Mr. Nichols and we entered into a Separation Agreement and General Release under which Mr. Nichols’ outstanding retroactively priced stock options have been re-priced by increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge was recognized in the financial statements during the fiscal year ended June 30, 2007.

On October 16, 2006, Kenneth Levy, Founder and Chairman of the Board of Directors of the Company, retired as a director and employee, and was named Chairman Emeritus by our Board of Directors. Mr. Levy and we entered into a Separation Agreement and General Release under which Mr. Levy’s outstanding retroactively priced stock options have been re-priced by increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge was recognized in the financial statements for the fiscal year ended June 30, 2007. Mr. Levy was the Company’s Chief Executive Officer from 1975 until mid-1999 (with the exception of mid-1997 to mid-1998), was a member of the Company’s Board of Directors from 1975 until his retirement, was Chairman of the Board of Directors from 1999 until his retirement, and was a member of the Company’s Stock Option Committee from 1994 until use of that committee was suspended in the fall of 2006.

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

Although the Board of Directors concluded that John H. Kispert, our President and Chief Operating Officer, was not involved in and was not aware of the improper stock option practices, based on the Special Committee’s recommendation, his outstanding retroactively priced options have been re-priced because he served as Chief Financial Officer during part of the period in question. This re-pricing involved increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge was recognized in the financial statements during the fiscal year ended June 30, 2007.

Government Inquiries and SEC Settlement Relating to Historical Stock Option Practices

On May 23, 2006, we received a subpoena from the USAO requesting information relating to our past stock option grants and related accounting matters. Also on May 23, 2006, we received a letter from the SEC making an informal inquiry and request for information on the same subject matters. We learned on February 2, 2007 that the SEC had opened a formal investigation into these matters. We cooperated fully with the SEC investigation. On July 25, 2007, we announced that the Company had reached a settlement with the SEC by consenting to the entry of a permanent injunction against future violations of the reporting, books and records, and internal controls provisions of the federal securities laws. The settlement resolves completely the SEC investigation into the Company’s historical stock option granting practices. KLA-Tencor was not charged by the SEC with fraud; nor was the Company required to pay any civil penalty, fine, or money damages as part of the settlement.

We are cooperating fully with the USAO’s continuing inquiry and intend to continue to do so. This inquiry may require us to expend significant management time and incur significant legal and other expenses, and could result in criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may adversely affect our results of operations and cash flow.

We have also responded to inquiries from the U.S. Department of Labor, which is conducting an examination of our 401(k) Savings Plan prompted by our stock option issues. We are cooperating fully with this examination and intend to continue to do so.

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

The derivative actions are at an early stage. The defendants are not yet required to respond to the complaints in the actions pending in California, and the defendants have moved to dismiss or stay the action pending in Delaware. Our Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to conduct an independent investigation of the claims asserted in the derivative actions and to determine the Company’s position with respect to those claims. The SLC’s investigation is in progress. We cannot predict whether these actions are likely to result in any material recovery by or expense to KLA-Tencor.

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

This litigation is at an early stage. Discovery has not commenced, and the court has not yet determined whether the plaintiffs may sue on behalf of any class of purchasers. The Company and all other defendants filed motions to dismiss these cases in June 2007, which are now pending before the Court. The Company intends to vigorously defend this litigation.

As part of a derivative lawsuit filed in the Delaware Chancery Court on July 21, 2006 (described above), a plaintiff claiming to be a KLA-Tencor shareholder also asserted a separate putative class action claim against KLA-Tencor and certain of our current and former directors and officers alleging that shareholders incurred damage due to purported dilution of KLA-Tencor common stock resulting from historical stock option granting practices. The Company has moved to dismiss this claim.

We cannot predict the outcome of the shareholder class action cases (described above), and we cannot estimate the likelihood or potential dollar amount of any adverse results. However, an unfavorable outcome in this litigation could have a material adverse impact upon our financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

Indemnification Obligations

Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and the related litigation and ongoing government inquiry. These obligations arise under the terms of our certificate of incorporation, our bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that we are required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. We are currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of our current and former directors, officers and employees. Although the maximum potential amount of future payments KLA-Tencor could be required to make under these agreements is theoretically unlimited, we believe the fair value of this liability, to the extent estimable, is appropriately considered within the reserve we have established for currently pending legal proceedings.

Other Legal Matters

We are named from time to time as a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “KLAC.”

The prices per share reflected in the following table represent the high and low closing prices for our common stock on the NASDAQ Global Select Market for the periods indicated.

	Year ended June 30, 2007		Year ended June 30, 2006
	High	Low	High	Low
First Fiscal Quarter	$46.29	$39.05	$51.70	$43.60
Second Fiscal Quarter	$52.43	$43.85	$54.09	$45.52
Third Fiscal Quarter	$54.42	$46.97	$54.18	$48.20
Fourth Fiscal Quarter	$56.92	$53.09	$50.39	$39.07

During the third quarter of the fiscal year ended June 30, 2005, our Board of Directors approved the initiation of a quarterly cash dividend of $0.12 per share. The total amount of dividends paid during the fiscal year ended June 30, 2007 was $95.1 million. During the first quarter of the fiscal year ending June 30, 2008, our Board of Directors authorized a quarterly cash dividend of $0.15 per share, which was declared on August 8, 2007 and will be paid on September 1, 2007 to our stockholders of record on August 20, 2007.

As of July 31, 2007, there were 758 holders of record of our common stock.

Equity Repurchase Plans

Following is a summary of stock repurchases for each month during the fourth quarter of the fiscal year ended June 30, 2007:(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1, 2007—April 30, 2007(2)	350,000	$54.77	13,206,500
May 1, 2007—May 31, 2007(2)	350,000	$54.76	12,856,500
June 1, 2007—June 30, 2007(2)	120,000	$54.55	12,736,500
Purchases under ASR in June 2007(4)	2,031,542	$53.52	N/A

Total	2,851,542	$53.87

(1)	In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase up to 17.8 million shares of its common stock in the open market. This plan was put into place to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans, and to return excess cash to the Company’s shareholders. In February 2005, the Board of Directors authorized KLA-Tencor to repurchase up to an additional 10.0 million shares of its common stock under this repurchase plan. All such repurchased shares remain as treasury shares. In February 2007, the Board of Directors authorized KLA-Tencor to repurchase up to an additional 10.0 million shares of its common stock under a new repurchase program (in addition to the 27.8 million shares described in the preceding sentences).

Following the conclusion of the fiscal year covered by this report, in August 2007, the Board of Directors authorized KLA-Tencor to repurchase up to an additional 10.0 million shares of its common stock under the repurchase program (in addition to the 37.8 million shares described in the preceding paragraph).

(2)	All shares were purchased pursuant to the publicly announced repurchase programs described in footnote 1 above.
(3)	The stock repurchase programs have no expiration date. Our systematic buyback program was suspended in May 2006, and resumed in February 2007. Future repurchases of the Company’s common stock under the Company’s repurchase programs may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.
(4)	In addition to the above stock repurchases, the Board of Directors authorized a repurchase of up to $750.0 million of the Company’s common stock pursuant to an Accelerated Share Repurchase program (“ASR”) in February 2007. The ASR was completed during the fourth quarter of the fiscal year ended June 30, 2007. Under the ASR, the Company repurchased 14.0 million shares of the Company’s common stock at an average price of $53.52 per share of which 2.0 million shares were delivered to the Company in the fourth quarter of the fiscal year ended June 30, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables include selected consolidated summary financial data for each of our last five fiscal years. This data should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

(in thousands, except per share data)

Year ended June 30,	2007	2006	2005	2004	2003

Consolidated Statements of Operations:
Revenues	$2,731,229	$2,070,627	$2,081,878	$1,497,218	$1,321,149
Income from operations	$589,868	$309,791	$545,120	$243,630	$72,090
Net income	$528,098	$380,452	$445,049	$212,476	$94,024
Dividends paid per share	$0.48	$0.48	$0.12	$—	$—
Net Income per share:
Basic	$2.68	$1.92	$2.27	$1.09	$0.50
Diluted	$2.61	$1.86	$2.21	$1.05	$0.48

As of June 30,	2007	2006	2005	2004	2003
Consolidated Balance Sheets:
Cash, cash equivalents and marketable securities	$1,710,629	$2,325,796	$2,195,186	$1,876,356	$1,487,883
Working capital	$2,179,564	$2,594,512	$2,265,202	$1,279,821	$1,154,844
Total assets	$4,623,249	$4,575,911	$4,040,603	$3,598,880	$2,923,930
Stockholders’ equity	$3,550,042	$3,567,991	$3,096,670	$2,680,417	$2,263,562

Effective in the fiscal year ended June 30, 2006, we implemented SFAS No. 123(R) Share-Based Payment. It requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. (See “Special Note Regarding Forward-Looking Statements.”)

Restatements of Prior Period Consolidated Financial Statements in Previous Filings

In our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (filed on January 29, 2007) and our quarterly reports on Form 10-Q for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007 (filed on January 29, 2007, February 9, 2007 and May 7, 2007, respectively), we restated (1) our consolidated financial statements as of and for the fiscal years ended June 30, 2005 and 2004; (2) our selected consolidated financial data as of and for our fiscal years ended June 30, 2005, 2004, 2003 and 2002; and (3) our unaudited quarterly financial data for the first three quarters in our fiscal year ended June 30, 2006 and for all quarters in our fiscal year ended June 30, 2005. In those filings, to correct our past accounting for stock options, we recorded total additional pre-tax, non-cash, stock-based compensation expense of $375.7 million for periods from July 1, 1994 to June 30, 2007. All financial information included in this Annual Report on Form 10-K reflects that restatement and does not contain any further restatement.

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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. We derive revenue from three sources—system sales, spare part sales and service contracts. We typically recognize revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. We also recognize revenue prior to written acceptance from the customer, as follows:

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

•

When the customer fab has already accepted the same tool, with the same specifications, and it can be objectively demonstrated that the tool meets all of the required acceptance criteria upon shipment, revenue is recognized upon shipment. The portion of revenue associated with installation is deferred based on estimated fair value, and that revenue is recognized upon completion of the installation;

•

When the customer withholds signature on our acceptance document due to issues unrelated to product performance, revenue is recognized when the system is performing as intended and meets all published and contractually agreed specifications;

•	When the system is damaged during transit, revenue is recognized upon receipt of cash payment from the customer.

Total revenue recognized without a written acceptance from the customer was approximately 13.5%, 4.4% and 6.6% of total revenues for the fiscal years ended June 30, 2007, 2006 and 2005 respectively. The increase in revenue recognized without a written acceptance is primarily driven by increased shipments of tools that have already met the required acceptance criteria at those customer fabs, and an increase in sales of systems with perfunctory installation. Shipping charges billed to customers are included in system revenue, and the related shipping costs are included in costs of revenues.

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

Software is incidental to our products as determined in accordance with AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue No. 03-05, Applicability of SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. We periodically review the software element of our systems in accordance with SOP No. 97-2 and EITF Issue No. 03-05.

Inventories. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Demonstration units are stated at their manufacturing cost, and reserves are recorded to state the demonstration units at their net realizable value. We review the adequacy of our inventory reserves on a quarterly basis.

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

We write down inventory based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.

Warranty. We provide standard warranty coverage on our systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, we calculate the average service hours and parts expense per system and apply the labor and overhead rates to determine the estimated warranty charge. We update these estimated charges on a quarterly basis. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty reserves accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited or no historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. Non-standard warranty generally includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is deferred as unearned revenue and is recognized ratably as revenue when the applicable warranty term period commences. See Note 11, “Commitments and Contingencies” to the Consolidated Financial Statements for a detailed description.

Allowance for Doubtful Accounts. A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon our assessment of the expected collectibility of all accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. We take into consideration (1) any circumstances of which we are aware of a customer’s inability to meet its financial obligations; and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, and the financial condition of our customers are adversely affected and they are unable to meet their financial obligations to us, we may need to take additional allowances, which would result in a reduction of our net income.

Stock-Based Compensation. Beginning July 1, 2005, we have accounted for stock-based compensation using the fair value of stock options based on a Black-Scholes option-pricing model, consistent with the provisions of SFAS No. 123(R), as clarified by Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107. We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during the fiscal years ended June 30, 2006 and 2007, we recorded stock-based compensation expense totaling the amount that would have been recognized had the fair value method been applied under SFAS No. 123 since the effective date of SFAS No. 123 for the grants made prior to the fiscal year ended June 30, 2006, and under SFAS No. 123(R) for the grants made during the fiscal years ended June 30, 2006 and 2007.

SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the underlying stock. The expected stock price volatility assumption was determined using the implied volatility of the Company’s common stock. We determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a blended volatility. Prior to the adoption of SFAS No. 123(R), we used a combination of historical and implied volatility in deriving the expected volatility assumption.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). We have elected not to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). We followed paragraph 81 of SFAS No. 123(R) to calculate the initial pool of excess tax benefits and to determine the subsequent impact on the Additional Paid-in-Capital (“APIC”) pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS No. 123(R). We have elected to ignore the indirect tax effects of share-based compensation deductions when calculating the windfall benefits and are recognizing the full effect of these deductions in the income statement in the period in which the taxable event occurs. See Note 6, “Stock-Based Compensation” to the Consolidated Financial Statements for a detailed description.

Contingencies and Litigation. We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and charge operations for the estimated costs expected to be incurred over the next twelve months of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. See Item 3, “Legal Proceedings” and Note 11, “Commitments and Contingencies” to the Consolidated Financial Statements for a detailed description.

Goodwill and Intangible Assets. As required by SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. Purchased technology, patents, trademarks and other intangible assets are presented at cost, net of accumulated amortization. Intangible assets are amortized on a straight line basis which approximates their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We completed the annual evaluation of the goodwill by reporting unit during the quarter ended December 31, 2006, and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of the fiscal year ended June 30, 2007.

Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that our future taxable income will be sufficient to recover all of our deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we could be required to record a valuation allowance against our deferred tax assets. This would result in an increase to our tax provision in the period in which we determined that the recovery was not probable.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our best estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Effects of Recent Accounting Pronouncements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which is effective for the Company in fiscal years beginning July 1, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning July 1, 2008. We are evaluating the impact of the provisions of this statement on our consolidated financial position, results of operations and cash flows.

In June 2006, the FASB published FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for our Company in fiscal years beginning July 1, 2007. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In addition, the adoption of FIN 48 will result in the reclassification of certain unrecognized tax benefits from current to non-current liabilities in our statement of financial position. We are currently evaluating the potential impact of the implementation of FIN 48 on our consolidated financial position, results of operations and cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. These Statements permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. These Statements are effective for all financial instruments acquired or issued after July 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

EXECUTIVE SUMMARY

KLA-Tencor Corporation is the world’s leading supplier of process control and yield management solutions for the semiconductor and related microelectronics industries. Our comprehensive portfolio of products, services, software and expertise helps integrated circuit manufacturers manage yield throughout the entire fabrication process—from research and development to final volume production.

Revenues, income from operations, net income, cash flow from operations, and diluted earnings per share are some of the key indicators we use to monitor our financial condition and operating performance. The following table sets forth some of the key quarterly unaudited financial information which we use to manage our business.

(in thousands, except per share data)	First quarter ended September 30, 2006	Second quarter ended December 31, 2006	Third quarter ended March 31, 2007	Fourth quarter ended June 30, 2007
Revenues	$629,363	$649,270	$716,208	$736,388
Total costs and operating expenses	475,373	570,911	533,553	561,524
Income from operations	153,990	78,359	182,655	174,864
Net income	135,922	90,049	154,785	147,342
Net income per share:
Basic	$0.68	$0.45	$0.78	$0.77
Diluted	$0.67	$0.44	$0.76	$0.75

(in thousands, except per share data)	First quarter ended September 30, 2005	Second quarter ended December 31, 2005	Third quarter ended March 31, 2006	Fourth quarter ended June 30, 2006
Revenues	$484,261	$487,682	$519,648	$579,036
Total costs and operating expenses	409,271	412,688	434,721	504,156
Income from operations	74,990	74,994	84,927	74,880
Net income	75,487	76,605	96,684	131,676
Net income per share:
Basic	$0.38	$0.39	$0.48	$0.66
Diluted	$0.37	$0.38	$0.47	$0.65

Industry Trends

As a supplier to the global semiconductor and semiconductor-related industries, we are subject to business cycles, the timing, length and volatility of which can be difficult to predict. The industries we serve have historically been cyclical due to sudden changes in demand and manufacturing capacity. We expect that our customers’ capital spending on process control to increase over the long term. We believe that this increase in process control spending will be driven by the demand for more precise diagnostics capabilities to address multiple new defects as a result of further shrinking of device feature sizes, the transition to new materials, new devices and circuit architecture, new lithography challenges and fab process innovation. We anticipate that these factors will drive increased demand for our products and services over the coming years. The key drivers for growth in the semiconductor equipment industry in calendar year 2007 are the transition to 65nm design nodes, the increased demand for consumer electronics, and the strength of the flash memory market.

Revenues and Gross Margin

	Year ended June 30,
(in thousands)	2007	2006	2005	FY07 vs. FY06		FY06 vs. FY05
Revenues:
Product	$2,308,942	$1,713,237	$1,767,676	$595,705	35%	$(54,439)	-3%
Service	422,287	357,390	314,202	64,897	18%	43,188	14%

Total revenues	$2,731,229	$2,070,627	$2,081,878	$660,602		$(11,251)

Costs of revenues	$1,190,323	$942,091	$871,000	$248,232	26%	$71,091	8%
Stock-based compensation expense included in costs of revenues	$29,183	$29,620	$9,167	$(437)	-1%	$20,453	223%

Gross margin percentage	56%	55%	58%	1%		-3%

Stock-based compensation expense included in costs of revenues as a percentage of total revenues	1%	1%	0%	0%		1%

Product revenues

Product revenues increased in the fiscal year ended June 30, 2007 primarily as a result of a higher level of orders received due to our customers’ increased capital spending in the area of process control and yield management. The higher level of customer spending in the fiscal year ended June 30, 2007 was driven by our customers’ demand for more precise diagnostics capabilities to address multiple new defects as a result of further shrinking of device feature sizes, the transition to new materials, new devices and circuit architecture, new lithography challenges and fab process innovation.

Product revenue was relatively flat in the fiscal year ended June 30, 2006 as compared to the fiscal year ended June 30, 2005.

Service revenues

Service revenues are generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. Service revenues continued to increase through the three year period disclosed in the table above as our installed base of equipment at our customers’ sites continued to grow. The amount of service revenues generated is generally a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems.

Revenues by region

Revenues by region for the periods indicated were as follows (in thousands):

	Year ended June 30,
	2007		2006		2005
United States	$647,813	24%	$416,468	20%	$494,250	24%
Europe & Israel	271,814	10%	287,562	14%	266,048	13%
Japan	600,861	22%	541,411	26%	450,240	21%
Taiwan	559,083	20%	363,014	18%	429,672	21%
Korea	288,756	11%	277,316	13%	148,287	7%
Asia Pacific	362,902	13%	184,856	9%	293,381	14%

Total	$2,731,229	100%	$2,070,627	100%	$2,081,878	100%

A significant portion of our revenues continues to be generated in Asia, where a substantial portion of the world’s semiconductor manufacturing capacity is located, and we expect that will continue to be the case.

Gross margin

Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products. The increase in gross margin during the fiscal year ended June 30, 2007 was primarily due to increased revenues and savings realized from our cost reduction initiative during the fiscal year. In addition, the following charges were recorded in the fiscal year ended June 30, 2007:

•

$33.9 million for additional amortization of intangibles and fair value adjustment for inventory related to the acquisitions completed as of June 30, 2007, of which $13.8 million was recorded in the fourth quarter of the fiscal year ended June 30, 2007;

•	$4.9 million for severance and benefits related to an employee workforce reduction, of which $2.3 million was recorded in the fourth quarter of the fiscal year ended June 30, 2007; and

•

An aggregate of $4.7 million for reimbursement of taxes to employees, including management, related to IRC Section 409A and cash payment to employees to compensate them for lost benefits resulting from the suspension of the Company’s Employee Stock Purchase Plan (“ESPP”), which $4.7 million amount was recorded primarily in the second and third quarters of the fiscal year ended June 30, 2007.

The decrease in gross margin during the fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2005 was primarily due to our cessation of development work related to CDSEM and stock-based compensation expense recorded during the fiscal year ended June 30, 2006, which contributed 1% and 1%, respectively, to the decrease in gross margin. During the fourth quarter of the fiscal year ended June 30, 2006, we ceased development work on the next generation equipment for CDSEM and incurred charges of $26.5 million resulting from write-offs of related inventory and other liabilities related to the cessation of future development of CDSEM. Although we have ceased future development of CDSEM, we will continue to service previously sold equipment.

Engineering, Research and Development (“R&D”)

(dollar amounts in thousands)	Year ended June 30,
	2007	2006	2005	FY07 vs. FY06		FY06 vs. FY05
R&D expenses	$437,513	$393,823	$351,984	$43,690	11%	$41,839	12%
Stock-based compensation expense included in R&D expenses	$42,431	$49,509	$12,255	$(7,078)	-14%	$37,254	304%
R&D expenses as a percentage of total revenues	16%	19%	17%	-3%		2%
Stock-based compensation expense included in R&D expense as a percentage of total revenues	2%	2%	1%	0%		1%

The increase in R&D expenses during the fiscal year ended June 30, 2007 primarily reflects additional expenses related to the following charges recorded in the fiscal year ended June 30, 2007:

•

$17.9 million for in-process research and development (“IPR&D”) charges and amortization of intangibles associated with the acquisitions that we completed as of June 30, 2007, of which $12.3 million was recorded in fourth quarter of the fiscal year ended June 30, 2007;

•	$10.0 million for impairment of certain patents recorded in the fourth quarter of the fiscal year ended June 30, 2007;

•

An aggregate of $5.8 million for reimbursement of taxes to employees, including management, related to IRC Section 409A and cash payments to employees to compensate them for lost benefits resulting from the suspension of the Company’s ESPP, which $5.8 million amount was recorded primarily in the second and third quarters of the fiscal year ended June 30, 2007; and

•	$4.3 million for severance and benefits related to an employee workforce reduction, of which $2.2 million was recorded in the fourth quarter of the fiscal year ended June 30, 2007.

The increase in R&D expenses in the fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2005 was primarily attributable to increased stock-based compensation expenses due to the implementation of SFAS No. 123(R).

During the fiscal year ended June 30, 2007, we recorded $16.6 million for in-process research and development charges. The fair value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows from projects to their net present value. Future cash flows were estimated, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. We determined a discount rate for each project based on the relative risks inherent in the project’s development horizon, the estimated costs of development, and the level of technological change in the project and the industry, among other factors. IPR&D was expensed upon acquisition because technological feasibility had not been achieved and no future alternative uses existed. The development of these technologies remains a risk due to the remaining efforts to achieve technological feasibility, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements.

During the fiscal year ended June 30, 2007, we determined that we would not pursue future development of certain patents initially licensed during fiscal year 2006 for approximately $14.0 million. Since we did not have any alternative use of these patents and we believe the fair value to be $0, the carrying value of $10.7 million was written off. The write off was recorded as $10.0 million to R&D expense and $0.7 million to cost of revenues in the fiscal year ended June 30, 2007.

R&D expenses include the benefit of $12.7 million, $11.4 million and $7.9 million of external funding received during the fiscal years ended June 30, 2007, 2006 and 2005, respectively, for certain strategic development programs primarily from government grants. We expect our R&D expenses to increase in absolute dollars over the next several years as we accelerate our investments in critical programs focusing on new technologies and enhancements to existing products.

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

Selling, General and Administrative (“SG&A”)

(dollar amounts in thousands)	Year ended June 30,
	2007	2006	2005	FY07 vs. FY06		FY06 vs. FY05
SG&A expenses	$513,525	$424,922	$313,774	$88,603	21%	$111,148	35%
Stock-based compensation expense included in SG&A expenses	$37,164	$85,613	$15,580	$(48,449)	-57%	$70,033	450%
SG&A expenses as a percentage of total revenues	19%	21%	15%	-2%		6%
Stock-based compensation expense included in SG&A expenses as a percentage of total revenues	1%	4%	1%	-3%		3%

The increase in SG&A expenses during the fiscal year ended June 30, 2007 primarily reflects additional charges recorded in SG&A as follows:

•	$56.8 million for impairment charges related to the write-down of buildings which was recorded in the second quarter of the fiscal year ended June 30, 2007;

•	$11.3 million for severance and related benefits related to an employee workforce reduction, of which $6.1 million was recorded in the fourth quarter of the fiscal year ended June 30, 2007;

•

$12.3 million for additional amortization of intangibles related to the acquisitions that we completed as of June 30, 2007, of which $1.7 million is recorded in the fourth quarter of the fiscal year ended June 30, 2007;

•

$15.8 million for legal and other expenses related to the stock options investigation, shareholder litigation and related matters which was primarily recorded in the first three quarters of the fiscal year ended June 30, 2007; and

•

$8.0 million for reimbursement of taxes to employees, including management, related to IRC Section 409A and cash payments to employees to compensate them for lost benefits from the suspension of the Company’s ESPP, which $8.0 million amount was recorded primarily in the second and third quarters of fiscal year ended June 30, 2007.

The cumulative increase in SG&A expenses in the fiscal year ended June 30, 2007 as compared to the fiscal year ended June 30, 2006 was offset in part by a decrease in stock-based compensation expense primarily due to a reversal of $20.3 million in stock-based compensation expense related to our former Chief Executive Officer. In addition, certain options granted in prior years were fully vested in the fiscal year ended June 30, 2007 resulting in lower levels of stock-based compensation expense

In November 2006, as part of our long-term business plan, we decided to sell certain real estate properties owned by the Company in San Jose, California and Livermore, California. Based on the valuation of these assets, we recorded an asset impairment charge of approximately $56.8 million, which has been included in SG&A during the fiscal year ended June 30, 2007. See Note 15, “Asset Impairment and Severance Charges” to the Consolidated Financial Statements for more information.

The increase in SG&A expenses in the fiscal year ended June 30, 2006 was primarily due to higher levels of stock-based compensation expense due to implementation of SFAS No. 123(R) in the fiscal year ended June 30, 2006 and increased legal costs of $21.1 million attributable to accrued expenses related to the stock option investigation.

During November 2005, we announced that effective January 1, 2006, Kenneth L. Schroeder would cease to be our Chief Executive Officer and would thereafter be employed as a Senior Advisor. The Company and Mr. Schroeder also revised his prior agreement with the Company and defined the salary, bonus payout and equity award vesting during the period of his employment as a Senior Advisor. Effective January 1, 2006, we determined that all service conditions associated with certain prior equity awards under the terms of the revised agreement with Mr. Schroeder had been satisfied; accordingly, we recorded at that time an additional non-cash, stock-based compensation charge of approximately $9.8 million relating to these equity awards. The above-mentioned charge is included as a component of SG&A expense during the fiscal year ended June 30, 2006. On October 16, 2006, following the Special Committee investigation of our historical stock option practices, we terminated all aspects of Mr. Schroeder’s employment relationship and agreement with the Company. As a result, vesting of Mr. Schroeder’s then outstanding stock options and restricted stock awards immediately ceased, and the 0.9 million unvested option shares and 0.1 million unvested restricted stock award shares held by Mr. Schroeder at the time of termination were canceled. Accordingly, in the second quarter of the fiscal year ended June 30, 2007 we reversed approximately $20.3 million of the non-cash, stock-based compensation charge recorded in prior periods. In December 2006, we canceled 0.6 million vested option shares held by Mr. Schroeder as of the time of termination, representing those shares that had been retroactively priced or otherwise improperly granted.

Interest Income and Other, Net

	Year ended June 30,
(dollar amounts in thousands)	2007	2006	2005
Interest income and other, net	$87,367	$68,067	$37,956
Percentage of total revenues	3%	3%	2%

Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as income recognized upon settlement of certain foreign currency contracts. The increases in interest income and other, net, in each of the fiscal years ended June 30, 2007 and 2006, as compared to the prior fiscal year were primarily due to higher short-term interest rates. In addition, in the fiscal year ended June 30, 2007, we had an equity interest in a development stage company which we consolidated as of March 31, 2004. During the fiscal year ended June 30, 2007, we acquired the remaining minority interest in this entity and subsequently sold certain assets of this entity and recorded a gain of $3.9 million.

Provision for Income Taxes

Our effective income tax rate was 22.2%, 0.4% and 24.3% in the fiscal years ended June 30, 2007, 2006 and 2005, respectively. In general, our effective income tax rate is a function of benefits realized from our Extraterritorial Income (“ETI”) exclusion, foreign earnings taxed at different rates, research and development tax credits and tax exempt interest.

In the fiscal years ended June 30, 2007 and June 30, 2006, the Company reduced its total income tax reserves by $15.3 million and $79.7 million respectively. This was primarily due to expiring statutes of limitations, several tax settlements reached with various tax authorities and reassessments of tax exposures based on the status of current audits in various jurisdictions. In the fiscal year ended June 30, 2006, we entered into a settlement with the Internal Revenue Service related to an examination for the fiscal years ended June 30, 2003 and 2004. In the fiscal year ended June 30, 2007, we entered into a settlement with the California Franchise Tax Board related to an examination for the fiscal years ended June 30, 1997, 1998 and 1999.

Our benefits for income tax related to equity awards were $34.5 million, $58.2 million and $12.1 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, non tax-deductible expenses incurred in connection with acquisitions, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of our tax planning strategies.

The statute of limitations has expired for franchise taxes in California, the state in which the Company’s headquarters are located, through the fiscal year ended June 30, 2002, and the Internal Revenue Service completed an audit of the Company’s corporate tax returns for the fiscal years ended June 30, 2003 and 2004 during the fiscal year ended June 30, 2006. Liabilities for anticipated worldwide tax audit issues have been established based on our estimate of whether, and the extent to which, additional tax payments are probable. The Company believes that adequate reserves have been provided to cover any potential additional tax assessments.

Equity Incentive Program

Our equity incentive program is a broad-based, long-term retention program that is intended to attract and retain key employees, and align stockholder and employee interests. The equity incentive program consists of two plans: one under which non-employee directors may be granted options to purchase shares of our stock, and another in which non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. For the past several years until June 30, 2006, stock options (except for the retroactively priced options which were granted primarily prior to fiscal year 2002) were generally granted at the market price of our common stock on the date of grant, with a vesting period of five years and an exercise period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as time-based or performance-based vesting. Substantially all of our employees that meet established performance goals and qualify as key employees participate in our main equity incentive plan. Since July 1, 2006, we have granted only restricted stock units under our equity incentive program, except for options granted to non-employee directors as part of their regular compensation package for service through June 30, 2007.

On October 18, 2004, our stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) which provides for the grant of options to purchase shares of our common stock, stock appreciation rights, restricted stock, performance shares, performance units and deferred stock units to our employees, consultants and members of our Board of Directors. Since the adoption of the 2004 Plan, no further grants are permitted under the 1982 Stock Option Plan or 2000 Non-Statutory Stock Option Plan. The 2004 Plan permits the issuance of up to 12.5 million shares of common stock, of which 3.3 million shares were available for grant as of June 30, 2007. Any 2004 Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto. Total options and restricted stock units outstanding under all plans as of June 30, 2007 were 19.6 million and 3.4 million, respectively.

Stock-Based Compensation Expense

Effective July 1, 2005, we adopted the provisions of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using a Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. The following table shows stock-based compensation expense by type of award for the fiscal years ended June 30, 2007, 2006 and 2005:

	Year ended June 30,
(in thousands )	2007	2006	2005
Stock-based compensation expense by type of award:
Employee stock options	$82,440	$140,447	$34,902
Employee stock purchase plan	11,964	16,188	—
Restricted stock units	14,374	8,107	2,139

Total stock-based compensation	$108,778	$164,742	$37,041

The decrease in stock-based compensation expense in the fiscal year ended June 30, 2007 as compared to the fiscal year ended June 30, 2006 was primarily due to a reversal of $20.3 million in stock-based compensation expense related to the cancellation of options and restricted stock units previously held by our former Chief Executive Officer. In addition, certain options granted in prior years were fully vested in the fiscal year ended June 30, 2007 resulting in lower levels of stock-based compensation expense. These decreases were offset by $9.3 million of cash compensation related to bonuses payable to the holders of amended options to compensate them for the increase in their option exercise price.

The increase in stock-based compensation expense in the fiscal year ended June 30, 2006 as compared to the fiscal year ended June 30, 2005 is primarily due to the implementation of SFAS No. 123(R).

As of June 30, 2007, the unrecognized stock-based compensation balance related to stock options was $106.0 million and will be recognized over an estimated weighted average amortization period of 2.6 years. As of June 30, 2007, the unrecognized stock-based compensation balance related to restricted stock units was $71.2 million and will be recognized over an estimated weighted average amortization period of 3.2 years.

Liquidity and Capital Resources

	As of June 30,
(dollar amounts in thousands)	2007	2006	2005
Cash and cash equivalents	$722,511	$1,129,191	$663,163
Short-term marketable securities	988,118	1,196,605	1,532,023

Total cash, cash equivalents and marketable securities	$1,710,629	$2,325,796	$2,195,186

Percentage of total assets	37%	51%	54%

	Year ended June 30,
(in thousands)	2007	2006	2005
Cash provided by operating activities	$610,686	$315,169	$506,735
Cash (used in) provided by investing activities	(399,268)	225,070	(124,598)
Cash used in financing activities	(633,227)	(84,959)	(81,069)
Effect of exchange rate changes on cash and cash equivalents	15,129	10,748	8,213

Net increase (decrease) in cash and cash equivalents	$(406,680)	$466,028	$309,281

We have historically financed our operations through cash generated from operations. Cash provided by operating activities in the fiscal year ended June 30, 2007 consisted primarily of net income of $528.1 million increased by non-cash depreciation and amortization of $109.3 million, stock-based compensation of $99.6 million and non-cash impairment charges of $67.6 million, partially offset by an increase in accounts receivable of $107.3 million, a decrease in accounts payable of $45.6 million, a decrease in deferred system profit of $24.4 million and increase in other assets of $19.4 million.

Cash provided by operating activities in the fiscal year ended June 30, 2006 consisted primarily of net income of $380.5 million increased by non-cash depreciation and amortization of $69.4 million, stock-based compensation of $164.7 million, tax benefit from equity awards of $31.9 million and an increase in accounts payable of $27.1 million, partially offset by an increase in accounts receivable of $114.9 million, an increase in inventories of $87.7 million, and an increase in net deferred income tax assets of $134.4 million.

Cash provided by operating activities in the fiscal year ended June 30, 2005 consisted primarily of net income of $445.0 million increased by non-cash depreciation and amortization of $70.2 million, stock-based compensation of $37.0 million, decrease in accounts receivable of $36.6 million and decrease in other assets and liabilities of $42.8 million partially offset by a decrease in deferred system profit of $70.8 million and an increase in net deferred income tax assets of $53.5 million.

Investing activities typically consist of purchases and sales or maturities of marketable securities, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new markets or emerging technologies. During the fiscal year ended June 30, 2007, we paid $521.7 million for acquisitions completed during the fiscal year including the acquisition of certain assets of a development stage company. Also, purchases of capital assets in the fiscal year ended June 30, 2007 includes purchases of $29.9 million related to our Singapore facility.

Financing activities include dividend payments to our common stockholders and sales and repurchases of our common stock. Issuance of common stock provided $263.2 million, $212.7 million and $133.6 million in the fiscal years ended June 30, 2007, 2006 and 2005, respectively. We used $808.5 million, $221.4 million and $203.7 million in the fiscal years ended June 30, 2007, 2006 and 2005, respectively, to repurchase shares of our common stock. The stock repurchase program was suspended in May 2006 and resumed in February 2007. The increase from fiscal year 2006 to 2007 was primarily due to the Accelerated Share Repurchase (“ASR”) program described below. This increase in our share repurchases is the primary reason for the decrease in cash, cash equivalents and marketable securities as of June 30, 2007 versus June 30, 2006.

During the third quarter of the fiscal year ended June 30, 2005, our Board of Directors also approved the initiation of a quarterly cash dividend and declared a dividend of $0.12 per share of our outstanding common stock. The total amount of dividends paid during the fiscal years ended June 30, 2007, 2006 and 2005 was $95.1 million, $95.4 million and $23.6 million, respectively. Further, a dividend of $0.15 per share of our outstanding common stock for the first quarter of the fiscal year ending June 30, 2008 was declared in August, 2007 and will be paid on September 1, 2007 to our stockholders on record as of August 20, 2007.

In February 2007, we entered into an ASR program with a third-party investment bank and prepaid $750.0 million to repurchase its common stock. The purchase price per share of the common stock repurchased through the ASR was determined and adjusted based on a discount to the volume-weighted average price of our common stock during a period following the execution of the ASR agreement, subject to a maximum price per share. During the fiscal year ended June 30, 2007 we repurchased 14.0 million shares of our common stock under the ASR, of which 2.0 million shares were delivered to us in the fourth quarter of the fiscal year ended June 30, 2007.

The shares repurchased under the ASR decreased our basic and diluted weighted average shares outstanding. This decrease was partially offset by additional shares issued upon the exercise of employee stock options and in connection with stock purchases under our Employee Stock Purchase Plan.

Following the conclusion of the fiscal year covered by this report, in August 2007, the Board of Directors authorized KLA-Tencor to repurchase up to an additional 10.0 million shares of its common stock under the repurchase program.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2007:

(in thousands)	Total	2008	2009	2010	2011	2012	Thereafter
Purchase commitments	$145,548	$143,574	$1,974	$—	$—	$—	$—
Operating leases	38,218	10,364	7,956	5,400	3,913	2,308	8,277
Pension obligations	10,387	864	924	976	1,001	902	5,720
Other obligations	20,640	20,640	—	—	—	—	—

Total contractual cash obligations	$214,793	$175,442	$10,854	$6,376	$4,914	$3,210	$13,997

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, from time to time we will discount, without recourse, Letters of Credit (“LCs”) received from customers in payment for goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid during the years ended June 30, 2007 and 2006:

	Year ended June 30,
(in thousands)	2007	2006	2005
Receivables sold under factoring agreements	$278,560	$277,960	$306,175
Proceeds from sales of LCs	$61,850	$69,286	$29,602
Discounting fees paid on sales of LCs(1)	$804	$788	$195

(1)	Discounting fees were equivalent to interest expense and were recorded in interest and other income net.

We maintain guarantee arrangements of $27.9 million in various locations to fund customs guarantee for VAT and LC needs of its subsidiaries in Europe and Asia. Approximately $18.4 million was outstanding under these arrangements as of June 30, 2007.

We maintain certain purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. We estimate our purchase commitment as of June 30, 2007 to be approximately $145.5 million which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

We provide standard warranty coverage on our systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty reserves accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited or no historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. Non-standard warranty coverage generally includes services incremental to the standard 40-hour per week coverage for twelve months. See Note 11 “Commitments and Contingencies” to the Consolidated Financial Statements for a detailed description.

Because virtually all holders of retroactively priced options issued by the Company were not involved in or aware of the retroactive pricing, the Company has taken certain actions to deal with the adverse tax consequences that may be incurred by the holders of retroactively priced options. The adverse tax consequences are that retroactively priced stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). One such action by the Company involved offering to amend the 409A Affected Options to increase the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment. The amended options are not subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-officers do not need to be completed until December 31, 2007.

During the fiscal year ended June 30, 2007, we accrued approximately $20.2 million payable to non-executive holders of the amended options to compensate them for the resulting increase in their option exercise prices. The $20.2 million is payable in January 2008. Of the $20.2 million, $9.3 million was recorded as stock-based compensation expense, and the remaining $10.9 million was recorded in common stock and capital in excess of par value in the balance sheet. The amount of these bonuses will effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid. However, there is no assurance that the options will be exercised and the employees will retain the bonuses under all circumstances. During the fiscal year ended June 30, 2007, we also recorded approximately $13.9 million to compensate certain option holders whose employment had terminated, or who had already exercised 409A Affected Options, for the additional taxes they incurred under IRC Section 409A (and, as applicable, similar state tax laws).

Three of the Company’s option holders were subject to the December 31, 2006 deadline described above. Accordingly, in December 2006, the Company offered to amend the 409A Affected Options held by Mr. Wallace, the Company’s Chief Executive Officer, and two former executive officers to increase the exercise price so that these options will not subject the option holder to a penalty tax under IRC Section 409A. All three individuals accepted the Company’s offer. In addition, the Company agreed to pay each of the three individuals a cash bonus in January 2008 equal to the aggregate increase in the exercise prices for his amended options. For Mr. Wallace, the amount of this bonus is $0.4 million. To account for these actions, the Company has recorded a charge of $0.3 million, net of amount reclassified from capital in excess of par, during the fiscal year ended June 30, 2007. We are involved in several litigation cases as described in Note 12, “Litigation and Other Legal Matters” to the Consolidated Financial Statements. We cannot predict the outcome of these cases, and we cannot estimate the likelihood or potential dollar amount of any adverse results.

Working capital decreased to $2,179.6 million as of June 30, 2007, compared to $2,594.5 million as of June 30, 2006. This decrease is primarily due to cash payments for the ASR program and acquisitions in the fiscal year ended June 30, 2007. As of June 30, 2007, our principal sources of liquidity consisted of $1,710.6 million of cash, cash equivalents, and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

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

	As of June 30,
(in thousands)	2007	2006
Cash flow hedge contracts
Purchase	$4,651	$15,173
Sell	(242,942)	(167,525)
Other foreign currency hedge contracts
Purchase	126,992	128,406
Sell	(265,378)	(260,165)

Net	$(376,677)	$(284,111)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of June 30, 2007. Actual results may differ materially.

As of June 30, 2007, we had an investment portfolio of fixed income securities of $988.1 million, excluding those classified as cash and cash equivalents (detail of these securities is included in Note 3, “Marketable Securities” to the Consolidated Financial Statements found under Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K). These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2007, the fair value of the portfolio would decline by $5.1 million.

As of June 30, 2007, we had net forward contracts to sell $376.7 million in foreign currency in order to hedge certain currency exposures (detail of these contracts and hedging activities is included in Note 13, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements). If we had entered into these contracts on June 30, 2007, the U.S. dollar equivalent would have been $365.0 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $50.3 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on income or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLA-TENCOR CORPORATION

Consolidated Balance Sheets

	As of June 30,
(in thousands, except per share data)	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$722,511	$1,129,191
Marketable securities	988,118	1,196,605
Accounts receivable, net	581,500	439,899
Inventories, net	535,370	449,156
Deferred income taxes	339,133	307,561
Other current assets	86,139	74,581

Total current assets	3,252,771	3,596,993

Land, property and equipment, net	382,240	395,412
Goodwill	311,856	49,292
Purchased intangibles, net	175,432	21,049
Other assets	500,950	513,165

Total assets	$4,623,249	$4,575,911

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$92,165	$95,192
Deferred system profit	201,747	226,142
Unearned revenue	99,254	80,543
Other current liabilities	680,041	600,604

Total current liabilities	1,073,207	1,002,481

Commitments and contingencies (Note 11 and 12)

Minority interest in subsidiary	—	5,439

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 230,599 and 223,266 shares issued, 191,364 and 199,144 shares outstanding, as of June 30, 2007 and June 30, 2006, respectively	191	199
Capital in excess of par value	967,695	1,421,174
Retained earnings	2,570,751	2,137,710
Accumulated other comprehensive income	11,405	8,908

Total stockholders’ equity	3,550,042	3,567,991

Total liabilities and stockholders’ equity	$4,623,249	$4,575,911

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION

Consolidated Statements of Operations

	Year ended June 30,
(in thousands, except per share data)	2007	2006	2005

Revenues:
Product	$2,308,942	$1,713,237	$1,767,676
Service	422,287	357,390	314,202

Total revenues	2,731,229	2,070,627	2,081,878

Costs and operating expenses:
Costs of revenues*	1,190,323	942,091	871,000
Engineering, research and development*	437,513	393,823	351,984
Selling, general and administrative*	513,525	424,922	313,774

Total costs and operating expenses	2,141,361	1,760,836	1,536,758

Income from operations	589,868	309,791	545,120

Interest income and other, net	87,367	68,067	37,956

Income before income taxes and minority interest	677,235	377,858	583,076

Provision for income taxes	150,509	1,507	141,405

Income before minority interest	526,726	376,351	441,671

Minority interest	1,372	4,101	3,378

Net income	$528,098	$380,452	$445,049

Net income per share:
Basic	$2.68	$1.92	$2.27

Diluted	$2.61	$1.86	$2.21

Weighted-average number of shares:
Basic	197,126	198,625	196,346

Diluted	202,204	204,097	201,126

* includes the following amounts related to equity awards

Costs of revenues	$29,183	$29,620	$9,167
Engineering, research and development	42,431	49,509	12,255
Selling, general and administrative	37,164	85,613	15,580

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION

Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at June 30, 2004	196,836	$1,317,333	$1,431,201	$(70,304)	$2,159	$2,680,389
Components of comprehensive income:
Net income	—	—	445,049	—	—	445,049
Change in unrealized gain on investments	—	—	—	—	5,315	5,315
Currency translation adjustments	—	—	—	—	3,929	3,929
Deferred gains on cash flow hedging instruments	—	—	—	—	4,870	4,870

Total comprehensive income						459,163

Net issuance under employee stock plans	4,734	133,602	—	—	—	133,602
Repurchase of common stock	(4,946)	(203,658)	—	—	—	(203,658)
Cash dividends paid ($0.12 per share)	—	—	(23,644)	—	—	(23,644)
Stock-based compensation	—	18,525	—	16,581	—	35,106
Tax benefits of stock option transactions	—	15,134	—	—	—	15,134
Other	—	578	—	—	—	578

Balances at June 30, 2005	196,624	1,281,514	1,852,606	(53,723)	16,273	3,096,670
Elimination of deferred stock-based compensation upon adoption of SFAS No. 123(R)	—	(53,723)	—	53,723	—	—
Components of comprehensive income:
Net income	—	—	380,452	—	—	380,452
Change in unrealized gain on investments	—	—	—	—	(5,271)	(5,271)
Currency translation adjustments	—	—	—	—	1,297	1,297
Deferred gains on cash flow hedging instruments	—	—	—	—	(3,391)	(3,391)

Total comprehensive income						373,087

Net issuance under employee stock plans	7,044	212,653	—	—	—	212,653
Repurchase of common stock	(4,524)	(221,417)	—	—	—	(221,417)
Cash dividends paid ($0.48 per share)	—	—	(95,348)	—	—	(95,348)
Stock-based compensation	—	170,474	—	—	—	170,474
Tax benefits of stock option transactions	—	31,872	—	—	—	31,872

Balances at June 30, 2006	199,144	1,421,373	2,137,710	—	8,908	3,567,991
Components of comprehensive income:
Net income	—	—	528,098	—	—	528,098
Change in unrealized gain on investments	—	—	—	—	2,152	2,152
Currency translation adjustments	—	—	—	—	(1,604)	(1,604)
Deferred losses on cash flow hedging instruments	—	—	—	—	5,395	5,395

Total comprehensive income						534,041

Defined benefit obligation upon adoption of SFAS 158, net of tax	—	—	—	—	(3,446)	(3,446)
Net issuance under employee stock plans	7,323	263,245	—	—	—	263,245
Repurchase of common stock	(15,103)	(808,461)	—	—	—	(808,461)
Cash dividends paid ($0.48 per share)	—	—	(95,057)	—	—	(95,057)
Stock-based compensation	—	86,261	—	—	—	86,261
Tax benefits of stock option transactions	—	3,868	—	—	—	3,868
Stock options assumed from acquisitions and other	—	1,600	—	—	—	1,600

Balances at June 30, 2007	191,364	$967,886	$2,570,751	$—	$11,405	$3,550,042

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION

Consolidated Statements of Cash Flows

	Year Ended June 30,
(in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$528,098	$380,452	$445,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,290	69,436	70,153
Impairment charges	67,550	—	—
Non-cash, stock-based compensation	99,635	164,742	37,002
Minority interest	(1,372)	(4,101)	(3,378)
Net loss (gain) on sale of marketable securities and other investments	(2,298)	8,173	3,204
Deferred income taxes	(13,944)	(134,384)	(53,497)
Tax benefit from employee stock options	3,868	31,872	15,134
Excess tax benefit from stock-based compensation cost	(7,046)	(14,417)	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	(107,345)	(114,928)	36,645
Inventories	9,015	(87,676)	(18,295)
Other assets	(19,439)	(36,340)	(33,254)
Accounts payable	(45,562)	27,053	2,751
Deferred system profit	(24,395)	14,005	(70,813)
Other current liabilities	14,631	11,282	76,034

Net cash provided by operating activities	610,686	315,169	506,735

Cash flows from investing activities:
Acquisitions of businesses, net of cash received	(521,693)	(7,664)	(44,628)
Purchase of property, plant and equipment	(83,782)	(73,810)	(59,675)
Purchase of available-for-sale securities	(3,299,976)	(4,625,243)	(3,537,460)
Proceeds from sale of available-for-sale securities	3,298,635	4,735,225	3,183,368
Proceeds from maturity of available-for-sale securities	207,548	196,562	333,797

Net cash provided by (used in) investing activities	(399,268)	225,070	(124,598)

Cash flows from financing activities:
Issuance of common stock	263,245	212,653	133,602
Payment of dividends to stockholders	(95,057)	(95,348)	(23,644)
Excess tax benefit from stock-based compensation cost	7,046	14,417	—
Stock repurchases	(808,461)	(221,417)	(203,658)
Proceeds from sale of minority interest in subsidiary	—	4,736	12,631

Net cash used in financing activities	(633,227)	(84,959)	(81,069)

Effect of exchange rate changes on cash and cash equivalents	15,129	10,748	8,213

Net increase (decrease) in cash and cash equivalents	(406,680)	466,028	309,281

Cash and cash equivalents at beginning of period	1,129,191	663,163	353,882

Cash and cash equivalents at end of period	$722,511	$1,129,191	$663,163

Supplemental cash flow disclosures:
Income taxes paid, net	$209,513	$131,436	$185,315
Interest paid	$2,172	$1,614	$1,114

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

Cash Equivalents and Marketable Securities. All highly liquid debt instruments with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents. Marketable securities are generally classified as available-for-sale for use in current operations if required and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of accumulated other comprehensive income. The fair value of marketable securities is based on quoted market prices. All realized gains and losses and unrealized losses and declines in fair value that are other than temporary are recorded in earnings in the period of occurrence. The specific identification method is used to determine the realized gains and losses on investments.

Non-Marketable Equity Securities and Other Investments. KLA-Tencor acquires certain equity investments for the promotion of business and strategic objectives, and to the extent these investments continue to have strategic value, KLA-Tencor typically does not attempt to reduce or eliminate the inherent market risks. Non-marketable equity securities and other investments are recorded at historical cost. Non-marketable equity securities and other investments are included in “Other assets” on the balance sheet. Non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by KLA-Tencor or others.

Variable Interest Entities. FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, requires that if the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the Company’s consolidated financial statements. KLA-Tencor has concluded that none of the Company’s equity investments are material to the Company’s financial position and do not require consolidation as they are either not variable interest entities or, in the event they are variable interest entities, that KLA-Tencor is not considered to be the primary beneficiary.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Demonstration units are stated at their manufacturing cost and reserves are recorded to state the demonstration units at their net realizable value. KLA-Tencor reviews the adequacy of its inventory reserves on a quarterly basis. The Company reviews and sets standard costs semi-annually at current manufacturing costs in order to approximate actual costs. The Company’s manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are recognized as current period charges. The Company writes down product inventory based on forecasted demand and technological obsolescence and parts inventory based on past usage. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values.

Allowance for Doubtful Accounts. A majority of the trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, the Company performs ongoing credit evaluations of our customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon the Company’s assessment of the expected collectibility of all accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance.

Property and Equipment. Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets, which are generally thirty to thirty-five years for buildings, ten to fifteen years for leasehold improvements, five to seven years for furniture and fixtures, and two to five years for machinery and equipment. Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Construction in process does not depreciate until the assets are placed in service. Depreciation expense for the fiscal years ended June 30, 2007, 2006 and 2005 was $58.3 million, $52.4 million and $48.0 million, respectively.

Goodwill and Intangible Assets. As required by SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. Purchased technology, patents, trademarks and other intangible assets are presented at cost, net of accumulated amortization. Intangible assets are amortized on a straight line basis which approximates their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company completed its annual evaluation of the goodwill by reporting unit during the quarter ended December 31, 2006, and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of the fiscal year ended June 30, 2007.

Impairment of Long-Lived Assets. KLA-Tencor evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset. Such an impairment charge would be measured as the excess of the asset over its fair value.

Software Development Costs. KLA-Tencor capitalizes certain internal and external costs incurred to acquire and create internal use software in accordance with AICPA Statement of Position (“SOP”) No. 98-1,

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software is included in property and equipment when development is complete and is depreciated over three to five years when placed in service.

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

A majority of KLA-Tencor’s trade receivables are derived from sales to large multinational semiconductor manufacturers located throughout the world, with a majority located in Asia. Concentration of credit risk with respect to trade receivables is considered to be limited due to the Company’s customer base and the diversity of its geographic sales areas. KLA-Tencor performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. KLA-Tencor maintains an allowance for potential credit losses based upon expected collectibility of all accounts receivable. In addition, KLA-Tencor may utilize letters of credit or non-recourse factoring to mitigate credit risk when considered appropriate.

KLA-Tencor is exposed to credit loss in the event of nonperformance by counterparties on the foreign exchange contracts used in hedging activities and in certain factoring transactions. These counterparties are large international financial institutions and to date no such counterparty has failed to meet its financial obligations under such contracts.

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

Derivative Financial Instruments. KLA-Tencor uses financial instruments, such as forward exchange contracts and currency options, to hedge a portion of, but not all, existing and forecasted foreign currency denominated transactions expected to occur within twelve months. The purpose of KLA-Tencor’s foreign currency program is to manage the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The effect of exchange rate changes on forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. KLA-Tencor believes these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warranty. KLA-Tencor provides standard warranty coverage on its systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. KLA-Tencor accounts for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, KLA-Tencor calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. KLA-Tencor updates these estimated charges on a quarterly basis. The actual product performance and/or field expense profiles may differ, and in those cases KLA-Tencor adjusts warranty accruals accordingly (see Note 11, “Commitments and Contingencies”).

Revenue Recognition. KLA-Tencor recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. KLA-Tencor derives revenue from three sources—system sales, spare part sales and service contracts. KLA-Tencor recognizes revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. KLA-Tencor also recognizes revenue prior to acceptance from the customer, as follows:

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

•

When the customer withholds signature on our acceptance document due to issues unrelated to product performance, revenue is recognized when the system is performing as intended and meets all published and contractually agreed specifications;

•	When the system is damaged during transit, revenue is recognized upon receipt of cash payment from the customer.

Total revenue recognized without a written acceptance from the customer was approximately 13.5%, 4.4% and 6.6% of total revenues for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. The increase in revenue recognized without a written acceptance is primarily driven by increased shipments of tools that have already met the required acceptance criteria at those customer fabs, and an increase in the revenue derived from systems with perfunctory installation. Shipping charges billed to customers are included in system revenue, and the related shipping costs are included in costs of revenues.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The deferred system profit balance as of June 30, 2007 and 2006 was $201.7 million and $226.1 million, respectively, and equals the amount of system revenue that was invoiced and due on shipment but deferred, less applicable product and warranty costs. KLA-Tencor also defers the fair value of extended service contracts and of non-standard warranty bundled with equipment sales as unearned revenue. The unearned revenue balance was $99.3 and $80.5 million as of June 30, 2007 and 2006, respectively.

Software is incidental to the Company’s products as determined in accordance with SOP No. 97-2, Software Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue No. 03-05, Applicability of SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. The Company periodically reviews the software element of products in accordance with SOP 97-2 and EITF Issue No. 03-05.

Research and Development Costs. Research and development costs are expensed as incurred.

Strategic Development Agreements. Gross engineering, research and development expenses were partially offset by $12.7 million, $11.4 million and $7.9 million in external funding received under certain strategic development programs primarily from government grants in the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Shipping and Handling Costs. Shipping and handling costs are included as a component of cost of sales.

Accounting for Stock-Based Compensation Plans. Prior to July 1, 2005, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and its related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with APB Opinion No. 25, a non-cash, stock-based compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date. The

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charge for the options with an exercise price below the market price on the actual grant date was equal to the number of options multiplied by the difference between the exercise price and the market price of the option shares on the actual grant date. That expense was amortized over the vesting period of the option.

Pro forma information regarding net income and net income per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock option plans under the fair value method of SFAS No. 123.

(in thousands, except per share data)	Year ended June 30, 2005
Net income	$445,049
Add:
Stock-based compensation expense included in reported net income, net of tax	23,768
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(108,926)

Net income—pro forma	$359,891

Earnings per share:
As reported (pro-forma)
Basic	$2.27
Diluted	$2.21
Pro forma
Basic	$1.83
Diluted	$1.79

Beginning July 1, 2005, the Company has accounted for stock-based compensation using the fair value of stock options based on Black-Scholes option-pricing model, consistent with the provisions of SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107. The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during the fiscal year ended June 30, 2006, the Company recorded stock-based compensation expense totaling the amount that would have been recognized had the fair value method been applied under SFAS No. 123 since the effective date of SFAS No. 123 for the grants made before the fiscal year ended June 30, 2006, and under SFAS No. 123(R) for the grants made during the fiscal years ended June 30, 2006 and 2007.

SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the underlying stock. The expected stock price volatility assumption was determined using the implied volatility of the Company’s common stock. The Company determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a blended volatility. Prior to the adoption of SFAS No. 123(R), the Company used a combination of historical and implied volatility in deriving the expected volatility assumption.

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected not to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation pursuant to SFAS No. 123(R). The Company followed paragraph 81 of SFAS No. 123(R) to calculate the initial pool of excess tax benefits and to determine the subsequent impact on the Additional Paid-in-Capital (“APIC”) pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). The Company has elected to ignore the indirect tax effects of share-based compensation deductions when calculating the windfall benefits and recognizes the full effect of these deductions in the income statement in the period in which the taxable event occurs.

Advertising Expenses. Advertising costs are expensed as incurred. Advertising expenses for the fiscal years ended June 30, 2007, 2006 and 2005 were $4.9 million, $5.0 million and $4.6 million, respectively.

Income Taxes. KLA-Tencor accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. KLA-Tencor has determined that the Company’s future taxable income will be sufficient to recover all of its deferred tax assets. However, should there be a change in its ability to recover the Company’s deferred tax assets, KLA-Tencor could be required to record a valuation allowance against the Company’s deferred tax assets. This would result in an increase to the Company’s tax provision in the period in which the Company determined that the recovery was not probable.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. KLA-Tencor recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our best estimate of whether, and the extent to which, additional tax payments are probable. If the Company ultimately determines that payment of these amounts is unnecessary, the Company will reverse the liability and recognize a tax benefit during the period in which the Company determines that the liability is no longer necessary. KLA-Tencor will record an additional charge in the Company’s provision for taxes in the period in which the Company determines that the recorded tax liability is less than the Company expects the ultimate assessment to be.

Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R) and SFAS No. 128, Earnings Per Share.

Contingencies and Litigation. The Company is subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Company accrues a liability and charges operations for the estimated costs expected to be incurred over the next twelve months of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. See Item 3, “Legal Proceedings” and Note 11, “Commitments and Contingencies” for a detailed description.

Reclassifications. The Company has reclassified certain prior period balances to conform to the correct presentation. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which is effective for the Company in fiscal years beginning July 1, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning July 1, 2008. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

In June 2006, the FASB published FIN 48 , Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company in fiscal years beginning July 1, 2007. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In addition, the adoption of FIN 48 will result in the reclassification of certain unrecognized tax benefits from current to non-current liabilities in the Company’s statement of financial position. The Company is currently evaluating the potential impact of the implementation of FIN 48 on its consolidated financial position, results of operations and cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement is effective for the Company for all financial instruments acquired or issued after July 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Restatements of Prior Period Consolidated Financial Statements in Previous Filings. On September 28, 2006, the Company announced that it would have to restate previously issued financial statements to correct for past accounting for stock options. As a result of an investigation of the Company’s historical stock option practices by a Special Committee appointed by the Company’s Board of Directors, it was discovered that certain stock options, primarily those granted from July 1, 1997 to June 30, 2002, had been retroactively priced for all employees who received these grants. In the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (filed on January 29, 2007) and its quarterly reports on Form 10-Q for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007 (filed on January 29, 2007, February 9, 2007 and May 7, 2007, respectively), the Company restated (1) its consolidated financial statements as of and for the fiscal years ended June 30, 2005 and 2004; (2) its selected consolidated financial data as of and for the fiscal years ended June 30, 2005, 2004, 2003 and 2002; and (3) its unaudited quarterly financial data for the first three quarters in the fiscal year ended June 30, 2006 and for all quarters in the fiscal year ended June 30, 2005. All financial information included in this Annual Report on Form 10-K reflects the restatement and does not contain any further restatement.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—FINANCIAL STATEMENT COMPONENTS

Consolidated Balance Sheets

	As of June 30,
(in thousands)	2007	2006
Accounts receivable, net:
Accounts receivable, gross	$593,229	$452,007
Allowance for doubtful accounts	(11,729)	(12,108)

	$581,500	$439,899

Inventories, net:
Customer service parts	$175,763	$169,747
Raw materials	155,846	100,532
Work-in-process	105,254	91,413
Finished goods and demonstration equipment	98,507	87,464

	$535,370	$449,156

Land, property and equipment, net:
Land	$84,456	$86,408
Buildings and improvements	151,466	162,337
Machinery and equipment	419,840	388,113
Office furniture and fixtures	37,919	42,769
Leasehold improvements	141,236	142,587
Construction in process	17,191	12,809

	852,108	835,023
Less: accumulated depreciation	(469,868)	(439,611)

	$382,240	$395,412

Other assets:
Long-term investments	$179,725	$164,552
Deferred tax assets—long-term	309,487	338,278
Other	11,738	10,335

	$500,950	$513,165

Other current liabilities:
Warranty and retrofit	$66,669	$50,604
Compensation and benefits	332,053	281,815
Income taxes payable	85,993	126,750
Other accrued expenses	195,326	141,435

	$680,041	$600,604

Accumulated other comprehensive income:
Currency translation adjustments	$11,067	$12,671
Gains (losses) on cash flow hedging instruments, net of taxes (benefits) of $3,269 in 2007 and $(49) in 2006	5,266	(80)
Unrealized gains (losses) on investments, net of taxes (benefits) of $(1,045) in 2007 and $(2,175) in 2006	(1,482)	(3,683)
Adjustment to initially apply FASB Statement No. 158, net of taxes (benefits) of $(2,218) in 2007	(3,446)	—

	$11,405	$8,908

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of fiscal year ended June 30, 2007, the net book value of property and equipment includes assets held for sale of $12.8 million.

Consolidated Statements of Operations

	Year ended June 30,
(in thousands)	2007	2006	2005
Interest income and other, net:
Interest income	$76,201	$66,417	$38,783
Interest expense	(2,781)	(2,175)	(1,750)
Foreign exchange gains	14,156	13,958	4,762
Realized losses on sale of investments	(1,602)	(8,173)	(3,204)
Other	1,393	(1,960)	(635)

	$87,367	$68,067	$37,956

NOTE 3—MARKETABLE SECURITIES

The amortized costs and estimated fair value of securities available-for-sale as of June 30, 2007 and 2006 are as follows:

As of June 30, 2007 (in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Fair Value
U.S. Treasuries	$—	$—	$—	$—
U.S. Government agency securities	3,043	—	—	3,043
Municipal bonds	1,000,443	95	(2,661)	997,877
Corporate debt securities	3,500	—	—	3,500
Corporate equity securities	244	39	—	283
Money market, bank deposits and other	538,275	—	—	538,275

Subtotal	1,545,505	134	(2,661)	1,542,978
Less: Cash equivalents	554,860	—	—	554,860

Marketable securities	$990,645	$134	$(2,661)	$988,118

As of June 30, 2006 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$25,816	$129	$(37)	$25,908
U.S. Government agency securities	354,234	—	(667)	353,567
Municipal bonds	1,006,592	17	(5,536)	1,001,073
Corporate debt securities	—	—	—	—
Corporate equity securities	142	220	—	362
Money market, bank deposits and other	804,017	—	—	804,017

Subtotal	2,190,801	366	(6,240)	2,184,927
Less: Cash equivalents	988,338	—	(16)	988,322

Marketable securities	$1,202,463	$366	$(6,224)	$1,196,605

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

KLA-Tencor’s investment portfolio consists of both corporate and government securities that have a maximum maturity of 10 years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity. The following table summarizes the fair value and gross unrealized losses of its investments, aggregated by investment instrument and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2007:

(in thousands)	Fair Value	Gross Unrealized Losses(1)
Municipal bonds	$611,201	$(2,661)

Total	$611,201	$(2,661)

(1)	Of the total gross unrealized losses, approximately $1,000 of gross unrealized losses relates primarily to municipal bonds with a fair value of $0.3 million that have been in a loss position for 12 months or more.

The contractual maturities of securities classified as available-for-sale as of June 30, 2007, other than corporate equity securities, regardless of the consolidated balance sheet classification, are as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$936,556	$936,442
Due after one year through three years	488,232	486,538
Due after three years	120,473	119,715

	$1,545,261	$1,542,695

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized losses for the fiscal years ended June 30, 2007, 2006 and 2005 were approximately $1.6 million, $8.2 million and $3.2 million, respectively.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill balances and the movements during the fiscal years ended June 30, 2007 and 2006:

(in thousands)	Amount
As of June 30, 2005	$47,445
Acquisitions	2,231
Adjustments	(384)

As of June 30, 2006	$49,292
Acquisitions	264,956
Adjustments	(2,392)

As of June 30, 2007	$311,856

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to KLA-Tencor’s reporting units pursuant to SFAS No. 142. In accordance with SFAS No. 142, KLA-Tencor completed its annual evaluation of the goodwill by reporting unit during the quarter ended December 31, 2006, and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of the fiscal year ended June 30, 2007. Refer to Note 5, “Business Combinations” for a detailed description of acquisitions completed in the fiscal year ended June 30, 2007.

Adjustments to goodwill during the fiscal year ended June 30, 2007 resulted from the purchase of the remaining minority interest in a development stage company which was consolidated as of March 31, 2004. See Note 5, “Business Combinations” for a detailed description.

Other Intangible Assets

The components of other intangible assets as of June 30, 2007 and June 30, 2006 were as follows:

(in thousands)		As of June 30, 2007			As of June 30, 2006
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	4-7 years	$96,534	$14,152	$82,382	$13,078	$5,018	$8,060
Patents	6-13 years	38,997	8,114	30,883	18,161	5,622	12,539
Trade name / Trademark	4-10 years	20,835	2,086	18,749	1,225	775	450
Customer relationships	6-7 years	45,445	3,689	41,756	—	—	—
Other	0-1 year	10,120	8,458	1,662	200	200	—

Total		$211,931	$36,499	$175,432	$32,664	$11,615	$21,049

During the fiscal year ended June 30, 2007, it was determined that the Company would not pursue future development of certain patents initially licensed during the fiscal year ended June 30, 2006 for approximately $14.0 million. Since the Company did not have any alternative use of these patents and the Company believes the fair value to be $0, the carrying value of $10.7 million was written off. This write off was recorded as $10.0 million to R&D expense and $0.7 million to cost of revenues in the fiscal year ended June 30, 2007.

For the fiscal years ended June 30, 2007, 2006 and 2005, amortization expense for other intangible assets was $29.4 million, $4.5 million and $3.3 million, respectively. Based on intangible assets recorded as of June 30, 2007, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Year ending June 30:	Amount
2008	$33,508
2009	31,997
2010	31,901
2011	30,894
2012	27,813
Thereafter	19,319

Total	$175,432

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—BUSINESS COMBINATIONS

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

During the fiscal year ended June 30, 2007, the Company completed the acquisition of the following businesses for net cash consideration of approximately $509.7 million (net cash consideration for ADE Corporation was $390.2 million) primarily to expand the Company’s product portfolio:

Entity	Date Acquired	Business
ADE Corporation	October 2006	Inspection and metrology product portfolio
OnWafer Technologies, Inc.	January 2007	Expanded offering of metrology solutions
SensArray Corporation	January 2007	Expanded offering of metrology solutions
Japan ADE, Ltd	April 2007	Distributor of ADE products in Japan
Therma-Wave, Inc.	May 2007	Expanded offering of metrology solutions

The following table summarizes the aggregate estimated fair values of the net assets acquired at the applicable date of acquisition for the above companies:

(in thousands)	Preliminary Purchase Price Allocation
Cash	$128,696
Current assets	173,368
Intangibles:
Existing technology	85,660
Patents	30,200
Trade name / Trademarks	19,610
Customer relationships	45,445
In Process R&D	5,500
Other intangible assets	9,946
Noncurrent assets	41,511
Goodwill	264,956
Liabilities assumed(1)	(165,350)

$639,542

Cash consideration	$638,390
Value of options assumed	1,152

Total consideration	$639,542

(1)	$17.1 million of accrued restructuring created as a result of the Company’s acquisitions during the fiscal year ended June 30, 2007 has been included in liabilities assumed. The Company formulated the restructuring plans on the completion date of the acquisitions. At June 30, 2007, the balance of accrued restructuring is $17.0 million.

In addition to the acquisition transactions listed above, in the fiscal year ended June 30, 2007, the Company acquired a development stage company for $15.0 million of which $3.0 million is payable upon achievement of certain milestones over the following two years. The acquisition has been accounted for as a purchase of assets primarily consisting of in-process research and development (“IPR&D”) and certain patents.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the purchased IPR&D and identified intangibles was determined using the income approach, which discounts expected future cash flows from projects to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. The Company determined a discount rate for each project based on the relative risks inherent in the project’s development horizon, the estimated costs of development, and the level of technological change in the project and the industry, among other factors. Goodwill represents the excess of purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination.

The Company expensed IPR&D of $16.6 million upon the completion of the acquisitions in the fiscal year ended June 30, 2007 in connection with acquired intellectual property for which technological feasibility has not been established and no future alternative uses exist.

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

Pro forma earnings information has not been presented because the effect of the acquisitions in the fiscal year ended June 30, 2007 was not material either on an individual or an aggregate basis.

In connection with the acquisitions completed during the fiscal year ended June 30, 2005, KLA-Tencor became subject to a $9.1 million contingent cash payment based on the continued employment of certain employees over two years. The contingency is accounted for as compensation expense over the contingent employment period. During the fiscal year ended June 30, 2006, $5.4 million of this amount was paid, and the remaining $3.7 million was paid during the fiscal year ended June 30, 2007.

The Company had an equity interest in a development stage company which was consolidated as of March 31, 2006. During the fiscal year ended June 30, 2007, the Company purchased the remaining minority interest and assumed 100% ownership in this entity. Subsequently, the Company sold certain assets of this entity to an unrelated third party and recorded a gain of $3.9 million in other income in the fiscal year ended June 30, 2007.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—STOCK-BASED COMPENSATION

Effective July 1, 2005, KLA-Tencor adopted the provisions of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company previously applied APB Opinion No. 25, Accounting for Stock Issued to Employees and its related Interpretations and provided the required pro forma disclosures of SFAS No. 123 Accounting for Stock-Based Compensation.

The following table shows pre-tax stock-based compensation expense by type of award for the fiscal years ended June 30, 2007, 2006 and 2005:

(in thousands)	Year ended June 30,
	2007	2006	2005
Stock-based compensation expense by type of award:
Employee stock options	$82,440	$140,447	$34,902
Employee stock purchase plan	11,964	16,188	—
Restricted stock units	14,374	8,107	2,139

Total stock-based compensation(1)	$108,778	$164,742	$37,041

(1)	Stock-based compensation expense for the fiscal year ended June 30, 2007 includes a $20.3 million reversal of stock-based compensation charges related to the cancellation of stock options and restricted stock units held by the Company’s former Chief Executive Officer and $9.3 million of cash compensation related to bonuses payable to the holders of the amended options to compensate them for the increase in their option exercise prices. As of June 30, 2007, the unrecognized stock-based compensation balance was $177.2 million.

Stock Options

The following table shows the number of options granted, grant-date fair value, and stock-based compensation expense related to stock options for the fiscal years ended June 30, 2007, 2006 and 2005:

(in thousands)	Year ended June 30,
	2007	2006	2005
Number of options granted	269	4,856	9,625
Grant-date fair value after estimated forfeitures	$2,395	$68,810	$214,926
Stock-based compensation expense(1)	$82,440	$140,447	$34,902

(1)	Stock-based compensation expense related to options for the fiscal year ended June 30, 2007 is net of a $16.2 million reversal of stock-based compensation charges related to the cancellation of stock options held by the Company’s former Chief Executive Officer.

As of June 30, 2007, the unrecognized stock-based compensation balance related to stock options was $106.0 million and will be recognized over an estimated weighted average amortization period of 2.6 years.

The following table shows stock-based compensation capitalized as inventory and deferred system profit as of June 30, 2007 and 2006:

(in thousands)	As of June 30,
	2007	2006
Inventory	$6,229	$6,041
Deferred system profit	$1,386	$1,580

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year ended June 30,
	2007	2006	2005
Stock option plan:
Expected stock price volatility	34%	30%	58%
Risk free interest rate	4.9%	4.1%	3.6%
Dividend yield	1.1%	1.0%	0.1%
Expected life of options (in years)	4.4	4.6	5.6

Stock purchase plan:
Expected stock price volatility	35%	34%	34%
Risk free interest rate	5.0%	3.9%	3.4%
Dividend yield	1.0%	1.0%	—
Expected life of options (in years)	1.3	1.3	1.2

SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the implied volatility of the Company’s common stock. The Company’s computation of expected volatility is based on market-based implied volatility from traded options on the Company’s stock. Prior to the adoption of SFAS No. 123(R), the Company used a combination of historical and implied volatility in deriving its expected volatility assumption. The Company determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a blended volatility.

Equity Incentive Program

The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain key employees, and align stockholder and employee interests. The equity incentive program consists of two plans: one under which non-employee directors may be granted options to purchase shares of the Company’s stock, and another in which non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of the Company’s stock, restricted stock units and other types of equity awards. For the past several years until June 30, 2006, stock options (except for the retroactively priced options which were granted primarily prior to fiscal year ended June 30, 2002) were generally granted at the market price of the Company’s common stock on the date of grant, with a vesting period of five years and an exercise period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as time-based or performance-based vesting. Substantially all of the Company’s employees that meet established performance goals and qualify as key employees participate in its main equity incentive plan. Since July 1, 2006, the Company has granted only restricted stock units under its equity incentive program, except for options granted to non-employee directors as part of their regular compensation package for service through June 30, 2007.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 18, 2004, our stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) which provides for the grant of options to purchase shares of our common stock, stock appreciation rights, restricted stock, performance shares, performance units and deferred stock units to our employees, consultants and members of our Board of Directors. Since the adoption of the 2004 Plan, no further grants are permitted under the 1982 Stock Option Plan or 2000 Non-Statutory Stock Option Plan. The 2004 Plan permits the issuance of up to 12.5 million shares of common stock, of which 3.3 million shares were available for grant as of June 30, 2007. Any 2004 Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the plan as 1.8 shares for every one share subject thereto. Total options outstanding under all plans as of June 30, 2007 was 19.6 million.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

(In thousands except for Weighted Average Exercise Price)	Available For Grant	Options Outstanding	Weighted- Average Exercise Price
Balances at June 30, 2004	17,351	29,696	$35.11
Additional shares reserved	18,370	—	—
Plan shares expired	(15,814)	—	—
Options granted(1)	(9,625)	9,625	$40.31
Restricted stock units granted(2)	(733)	—	—
Options canceled/expired/forfeited	2,267	(2,267)	$41.84
Options exercised	—	(3,675)	$26.56

Balances at June 30, 2005	11,816	33,379	$37.08
Additional shares reserved	34	—	—
Plan shares expired	(1,281)	—	—
Options granted	(4,856)	4,856	$48.37
Restricted stock units granted(2)	(1,280)	—	—
Restricted stock units canceled(2)	24	—	—
Options canceled/expired/forfeited	1,861	(1,861)	$44.05
Options exercised	—	(6,012)	$29.34

Balances at June 30, 2006	6,318	30,362	$40.00
Additional shares registered for acquisitions	206	—	—
Plan shares expired	(3,230)	—	—
Options granted	(269)	269	$45.54
Restricted stock units granted(2)	(5,124)	—	—
Restricted stock units canceled(2)	994	—	—
Options canceled/expired/forfeited	4,628	(4,628)	$41.79
Options exercised	—	(6,624)	$35.98
Options assumed from acquisitions	(206)	206	$31.96

Balances at June 30, 2007	3,317	19,585	$42.28

(1)	Employees received stock options totaling 2.0 million shares of common stock as an advance on their fiscal year 2006 stock option grants in the first quarter of the fiscal year ended June 30, 2005. The grant was equivalent to 50% of the employee’s fiscal year 2005 stock option grant. These advanced grant options vest on a six (6) year schedule with 20% of the option shares vesting upon completion of two (2) years of service and the remaining 80% of the option shares vesting in a series of forty-eight (48) successive equal monthly installments upon completion of each additional month of continuous service over the remainder of the vesting term.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Any 2004 Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto.

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the fiscal years ended June 30, 2007, 2006 and 2005 were $11.01, $14.17 and $22.33 per share, respectively. As of June 30, 2007, 13.1 million options were exercisable with a weighted average exercise price of $41.16 and weighted-average remaining contractual term of 5 years. The aggregate intrinsic value for the options exercisable as of June 30, 2007 was $180.9 million.

The total intrinsic value of options exercised during the fiscal years ended June 30, 2007, 2006 and 2005 was $111.4 million, $130.2 million, and $69.9 million, respectively. The total cash received from employees as a result of employee stock option exercises during the fiscal years ended June 30, 2007, 2006 and 2005 was approximately $238.4 million, $176.4 million, and $97.6 million, respectively. In connection with these exercises, the tax benefits realized by the Company for the fiscal years ended June 30, 2007, 2006 and 2005 were $39.5 million, $46.6 million and $25.2 million, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

The following table shows the number of restricted stock units granted, grant-date fair value, and stock-based compensation expense for the fiscal years ended June 30, 2007, 2006 and 2005:

(in thousands)	Year ended June 30,
	2007	2006	2005
Number of shares granted	2,846	711	407
Grant-date fair value	$92,467	$23,208	$16,423
Stock-based compensation expense(1)	$14,374	$8,107	$2,139

(1)	Stock-based compensation expense related to restricted stock units for the year ended June 30, 2007 is net of a $4.1 million reversal of stock-based compensation charges related to the cancellation of restricted stock units held by the Company’s former Chief Executive Officer.

Beginning in the fiscal year ended June 30, 2007, the restricted stock units generally vest in two equal installments on the second and fourth anniversaries of the date of grant. Prior to the fiscal year ended June 30, 2007, the restricted stock units generally vested in two equal installments over four or five years from the anniversary date of the grant. The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of award. The restricted stock units were awarded under the Company’s 2004 Plan and each unit will entitle the recipient to one share of common stock when the applicable vesting requirements for that unit are satisfied. However, for each share actually issued under the awarded units, the share reserve under the 2004 Plan will be reduced by 1.8 shares, as provided under the terms of the 2004 Plan.

As of June 30, 2007, the unrecognized stock-based compensation balance related to restricted stock units was $71.2 million and will be recognized over an estimated weighted average amortization period of 3.2 years. Additionally, the number of restricted stock awards outstanding as of June 30, 2007 was 3.4 million.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

KLA-Tencor’s Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase of KLA-Tencor’s common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the fair market value of the common stock at the time of enrollment into the offering period versus the fair market value on the date of purchase. Offering periods are generally two years in length. On September 28, 2006, the ESPP was suspended due to the ongoing stock option investigation, and accordingly there were no shares purchased under the ESPP during the six months ended December 31, 2006. After filing the Company’s Annual Report on January 29, 2007 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, approximately 0.3 million shares were purchased under the ESPP on February 1, 2007.

The compensation cost in connection with the ESPP in the fiscal years ended June 30, 2007 and 2006 was $12.0 million and $16.2 million, respectively, in accordance with SFAS No. 123(R). The total cash received from employees for the issuance of shares under the ESPP was approximately $24.9 million and $36.3 million during the fiscal years ended June 30, 2007 and 2006, respectively. As the ESPP was non-compensatory under APB Opinion No. 25, no compensation expense was recorded in connection with the plan in the fiscal year ended June 30, 2005. In the fiscal years ended June 30, 2007, 2006 and 2005, employees purchased 0.7 million, 1.0 million, and 1.1 million shares issued at a weighted-average fair value of $35.68, $36.21 and $34.43, respectively. In connection with the disqualifying dispositions of shares purchased under the ESPP, the Company realized the tax benefits of $1.3 million, $1.5 million, and $1.5 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to issue under the ESPP during the forthcoming fiscal year. As of June 30, 2007, a total of 1.1 million shares were reserved and available for issuance under the ESPP.

On October 12, 2006, the Compensation Committee of the Board of Directors of the Company approved an alternative financial benefit consisting of a cash payment to all employees below the vice president level who had been active participants in the ESPP before it was temporarily suspended on September 28, 2006. The alternative financial benefit is intended to compensate such employees for the estimated financial benefit they would have realized had the ESPP continued in operation after September 28, 2006 and until December 31, 2006. On January 24, 2007, the Compensation Committee extended this alternative financial benefit into calendar year 2007 to cover the period until the ESPP suspension ended. The Company recorded approximately $4.6 million for the alternative financial benefit during the fiscal year ended June 30, 2007 as a component of stock-based compensation expense.

Former Chief Executive Officer Agreement and Termination

During November 2005, the Company announced that effective January 1, 2006, Kenneth L. Schroeder would cease to be its Chief Executive Officer and would thereafter be employed as a Senior Advisor. The Company and Mr. Schroeder also revised his prior agreement with the Company and defined the salary, bonus payout and equity award vesting during the period of his employment as a Senior Advisor. Effective January 1, 2006, the Company determined that all service conditions associated with certain prior equity awards under the terms of the revised agreement with Mr. Schroeder had been satisfied; and accordingly, the Company recorded at that time an additional non-cash, stock-based compensation charge of approximately $9.8 million relating to these equity awards. The above mentioned charge is included as a component of Selling, General and Administrative (“SG&A”) expense during the fiscal year ended June 30, 2006. On October 16, 2006, following

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Special Committee investigation of the Company’s historical stock option practices, the Company terminated all aspects of Mr. Schroeder’s employment relationship and agreement with the Company. As a result, vesting of Mr. Schroeder’s then outstanding stock options and restricted stock awards immediately ceased, and the 0.9 million unvested option shares and 0.1 million unvested restricted stock award shares held by Mr. Schroeder at the time of termination were canceled. Accordingly, during the fiscal year ended June 30, 2007 the Company reversed $20.3 million of the non-cash, stock-based compensation charges that had been recorded in prior periods related to unvested option shares and restricted stock award shares. In December 2006, the Company also canceled 0.6 million vested option shares held by Mr. Schroeder as of the time of termination, representing those shares that had been retroactively priced or otherwise improperly granted.

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

During the fiscal year ended June 30, 2007, the Company accrued approximately $20.2 million payable to non-executive holders of the amended options to compensate them for the resulting increase in their option exercise price. The $20.2 million is payable in January 2008. Of the $20.2 million, $9.3 million was recorded as stock-based compensation expense, and the remaining $10.9 million was recorded in common stock and capital in excess of par value in the balance sheet. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid. However, there is no assurance that the options will be exercised and the employees will retain the bonuses under all circumstances. During the fiscal year ended June 30, 2007, the Company has also recorded approximately $13.9 million to compensate certain option holders whose employment terminated or who had already exercised 409A Affected Options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state tax laws).

Three of the Company’s option holders were subject to the December 31, 2006 deadline described above. Accordingly, in December 2006, the Company offered to amend the 409A Affected Options held by Mr. Wallace, the Company’s Chief Executive Officer, and two former executive officers to increase the exercise price so that these options will not subject the option holder to a penalty tax under IRC Section 409A. All three individuals accepted the Company’s offer. In addition, the Company agreed to pay each of the three individuals a cash bonus in January 2008 equal to the aggregate increase in the exercise prices for his amended options. For Mr. Wallace, the amount of this bonus is $0.4 million. To account for these actions, the Company has recorded a charge of $0.3 million, net of amount reclassified from capital in excess of par, during the fiscal year ended June 30, 2007.

With respect to certain individuals whose options were canceled or re-priced by the Company following the Special Committee investigation, no bonuses of the type described above will be paid.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other actions related to executive stock options

On October 16, 2006, Kenneth Levy, Founder and Chairman of the Board of Directors of the Company, retired as a director and employee, and was named Chairman Emeritus by our Board of Directors. Mr. Levy entered into a Separation Agreement and General Release with the Company under which Mr. Levy’s outstanding retroactively priced stock options have been re-priced by increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge was recognized in the financial statements for the fiscal year ended June 30, 2007. Mr. Levy was the Company’s Chief Executive Officer from 1975 until mid-1999 (with the exception of mid-1997 to mid-1998), was a member of the Company’s Board of Directors from 1975 until his retirement, was Chairman of the Board of Directors from 1999 until his retirement, and was a member of the Company’s Stock Option Committee from 1994 until use of that committee was suspended in the fall of 2006.

Also on October 16, 2006, Stuart J. Nichols, Vice President and General Counsel, resigned. Mr. Nichols entered into a Separation Agreement and General Release with the Company under which Mr. Nichols’ outstanding retroactively priced stock options have been re-priced by increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge was recognized in the financial statements for the fiscal year ended June 30, 2007.

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

Although the Board of Directors concluded that John H. Kispert, our President and Chief Operating Officer, was not involved in and was not aware of the improper stock option practices, based on the Special Committee’s recommendation, his outstanding retroactively priced options have been re-priced because he served as Chief Financial Officer during part of the period in question. This re-pricing involved increasing the exercise price to the market price of the option shares on the actual grant date. Under SFAS No. 123(R), no incremental charge was recognized in the financial statements for the fiscal year ended June 30, 2007.

NOTE 7—STOCK REPURCHASE PROGRAM

In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. This plan was put into place to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans, and to return excess cash to the Company’s shareholders. Since the inception of the repurchase program in 1997 through June 30, 2007 the Board of Directors had authorized KLA-Tencor to repurchase a total of 37.8 million shares, including 10.0 million shares authorized in February 2005, and an additional 10.0 million shares authorized in February 2007. The Company’s systematic buyback program was suspended in May 2006, and resumed in February 2007. We account for repurchased common stock under the cost method and include such treasury stock as a component of our common shareholders’ equity.

In addition, the Board of Directors authorized a repurchase of up to $750.0 million of the Company’s common stock pursuant to an Accelerated Share Repurchase program (“ASR”) in February 2007. The Company entered into the ASR with a third-party investment bank and prepaid $750.0 million to repurchase its common stock. The purchase price per share of the common stock repurchased through the ASR was determined and

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjusted based on a discount to the volume-weighted average price of the Company’s common stock during a period following the execution of the ASR agreement, subject to a maximum price per share. During the fiscal year ended June 30, 2007 the Company received approximately 14.0 million shares under the ASR.

The payment of $750.0 million was included in the cash flows from financing activities in the Company’s Consolidated Statement of Cash Flows. The shares received were multiplied by the closing stock price on the date of receipt to determine the cost of repurchase. The Company’s outstanding shares decreases as shares are physically received under the Company’s repurchase program, including the ASR. Diluted net income per share increased by $0.05 for the fiscal year ended June 30, 2007, due to the reduction of the weighted average number of common shares outstanding during the period as a result of the ASR.

Share repurchases for the fiscal years ended June 30, 2007 and 2006 were as follows:

(in thousands)	Year ended June 30,
	2007	2006
Number of shares of common stock repurchased	15,103	4,524
Total cost of repurchase	$808,461	$221,417

As discussed in Note 17, “Subsequent Events,” during August 2007, the Company’s Board of Directors approved the repurchase of an additional 10.0 million shares of the Company’s common stock under the Company’s repurchase program.

NOTE 8—EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R), Share-Based Payment and SFAS No. 128, Earnings Per Share. The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Year ended June 30,
	2007	2006	2005
Numerator:
Net income	$528,098	$380,452	$445,049
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock units	197,126	198,625	196,346
Effect of dilutive options and restricted stock	5,078	5,472	4,780

Denominator for diluted earnings per share	202,204	204,097	201,126

Basic earnings per share	$2.68	$1.92	$2.27
Diluted earnings per share	$2.61	$1.86	$2.21
Potentially dilutive securities(1)	10,224	17,044	9,924

(1)	These securities are excluded from the computation of diluted earnings per share for the above periods because their effect would have been anti-dilutive.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of the fiscal year ended June 30, 2005, the Company’s Board of Directors authorized a quarterly cash dividend of $0.12 per share. The total amount of dividends paid during the fiscal years ended June 30, 2007, 2006 and 2005 was $95.1 million, $95.3 million, and $23.6 million, respectively.

As discussed in Note 17, “Subsequent Events,” on August 8, 2007, the Company declared a quarterly cash dividend of $0.15 per share to be paid on September 1, 2007 to stockholders of record on August 20, 2007.

NOTE 9—EMPLOYEE BENEFIT PLANS

KLA-Tencor has a profit sharing program for eligible employees, which distributes on a quarterly basis, a percentage of pre-tax profits. In addition, KLA-Tencor has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. KLA-Tencor matches up to a maximum of $3,000 or 50% of the first $6,000 of an eligible employee’s contribution. The total charge to operations under the profit sharing and 401(k) programs aggregated $19.0 million, $17.0 million and $16.0 million in the fiscal years ended June 30, 2007, 2006 and 2005, respectively. KLA-Tencor has no defined benefit plans in the United States. In addition to the profit sharing plan and the United States employee saving plan, several of KLA-Tencor’s foreign subsidiaries have retirement plans for their full-time employees, several of which are defined benefit plans. Consistent with the requirements of local law, the Company deposits funds for certain of these plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the foreign plans depend on the local economic environment.

KLA- Tencor adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective June 30, 2007. Upon adoption, SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. The benefit obligations and related assets under the Company’s plans have been measured as of June 30, 2007.

Summary data relating to the KLA-Tencor’s foreign defined benefit pension plans, including key weighted-average assumptions used is provided in the following tables:

	Year ended June 30,
(in thousands)	2007	2006
Change in projected benefit obligation
Projected benefit obligation at beginning of fiscal year	$19,825	$20,731
Service cost, including plan participant contributions	1,768	2,088
Interest cost	559	500
Actuarial (gain) loss	2,777	(2,376)
Benefit payments	(1,519)	(516)
Acquisitions	1,297	—
Foreign currency exchange rate changes	(707)	(602)

Projected benefit obligation at the end of the fiscal year	$24,000	$19,825

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended June 30,
(in thousands)	2007	2006
Change in fair value of plan assets
Fair value of plan assets at beginning of fiscal year	$5,095	$4,285
Actual return on plan assets	47	2
Employer contributions	1,020	901
Benefit and expense payments	(231)	(78)
Acquisitions	348	—
Foreign currency exchange rate changes	71	(15)

Fair value of plan assets at end of fiscal year	$6,350	$5,095

	As of June 30,
(in thousands)	2007	2006
Funded status
Ending funded status	$(17,650)	$(14,730)
Unrecognized transition obligation	—	374
Unrecognized net actuarial loss	—	2,611

Net amount recognized	$(17,650)	$(11,745)

	As of June 30,
(in thousands)	2007	2006
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$16,128	$14,007
Projected benefit obligation	$24,000	$19,825
Plan assets at fair value	$6,350	$5,095

Year ended June 30,
	2007	2006	2005
Weighted average assumptions
Discount rate	2.0%-5.0%	2.5%-5.0%	1.5%-5.5%
Expected return on assets	3.0%-4.5%	3.5%-4.5%	3.5%-4.3%
Rate of compensation increases	3.0%-4.0%	2.0%-4.0%	2.0%-4.0%

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

The incremental effect of applying the recognition provision of SFAS No. 158 on individual line items in the Consolidated Balance Sheet as of June 30, 2007 is as follows:

(in thousands)	Prior to Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Deferred income taxes	$336,915	$2,218	$339,133
Other current liabilities	$(674,377)	$(5,664)	$(680,041)
Accumulated other comprehensive income	$(14,851)	$3,446	$(11,405)

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in accumulated other comprehensive income consist of:

	Year ended June 30,
(in thousands)	2007	2006
Unrecognized transition obligation	$339	$—
Unrealized net actuarial loss	5,325	—

Amount recognized	$5,664	$—

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the fiscal year ended June 30, 2008 is as follows:

(in thousands)	Year ended June 30, 2008
Unrecognized transition obligation	$255
Unrealized net actuarial loss	34

Amount expected to be recognized	$289

The components of KLA-Tencor’s net periodic cost relating to its foreign subsidiaries defined pension plans are as follows:

	Year ended June 30,
(in thousands)	2007	2006	2005
Components of net periodic pension cost
Service cost, net of plan participant contributions	$1,767	$2,088	$2,541
Interest cost	559	500	387
Return on plan assets	(209)	(171)	(148)
Amortization of net transitional obligation	32	154	255
Amortization of net gain	131	184	70

Net periodic pension cost	$2,280	$2,755	$3,105

The foreign plans’ investments are managed by third-party trustees consistent with regulations or market practice of the country where the assets are invested. KLA-Tencor is not actively involved in the investment strategy nor does it have control over the target allocation of these investments. These investments made up 100% of total foreign plan assets in the fiscal years ended June 30, 2007, 2006 and 2005.

Expected funding for the foreign plans during the fiscal year ending June 30, 2008 is $1.0 million.

The total benefits to be paid from the foreign pension plans are not expected to exceed $1.1 million in any year through 2015.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Executive Savings Plan

KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives may defer a portion of their salary and bonus. Participants are credited with returns based on their allocation of their account balances among mutual funds. KLA-Tencor controls the investment of these funds and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment. As of June 30, 2007, KLA-Tencor had a deferred compensation liability under the plan of $154.5 million included as a component of other current liabilities on the Consolidated Balance Sheet.

NOTE 10—INCOME TAXES

The components of income before income taxes are as follows:

(in thousands)	Year ended June 30,
	2007	2006	2005
Domestic income before income taxes	$538,257	$329,066	$510,328
Foreign income before income taxes	138,978	48,792	72,748

Total net income before taxes	$677,235	$377,858	$583,076

The provision for income taxes is comprised of the following:

(in thousands)	Year ended June 30,
	2007	2006	2005
Current:
Federal	$133,287	$106,676	$170,507
State	3,204	8,998	8,017
Foreign	27,189	20,217	16,378

	$163,680	$135,891	$194,902

Deferred:
Federal	(21,741)	(125,632)	(51,526)
State	5,534	(3,535)	(3,029)
Foreign	3,036	(5,217)	1,058

	(13,171)	(134,384)	(53,497)

Provision for income taxes	$150,509	$1,507	$141,405

Actual current tax liabilities are lower than reflected above for the fiscal years ended June 30, 2007, 2006 and 2005 by $1.3 million, $31.9 million and $12.6 million, respectively, due primarily to the stock option deduction benefits recorded as credits to capital in excess of par value.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of deferred income tax assets (liabilities) are as follows:

(in thousands)	As of June 30,
	2007	2006
Deferred tax assets:
Tax credits and net operating losses	$52,493	$27,037
Employee benefits accrual	77,315	66,880
Stock-based Compensation	88,073	87,466
Capitalized R&D expenses	182,279	204,913
Depreciation and amortization	—	3,188
Inventory reserves	60,693	57,481
Non-deductible reserves	56,040	63,167
Unrealized loss on investments	—	2,240
Deferred profit	80,018	79,936
Unearned revenue	31,021	24,651
Other	46,937	36,906

Total deferred tax assets	$674,869	$653,865

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries not permanently reinvested	$(11,663)	$(11,663)
Depreciation and amortization	(14,104)	—
Unrealized gain on investments	(2,371)	—
Other	(935)	(826)

Total deferred tax liabilities	(29,073)	(12,489)

Total net deferred tax assets	$645,796	$641,376

As of June 30, 2007, the Company had U.S. federal and state net operating loss (“NOL”) carry-forwards of approximately $85.2 million and $46.1 million, respectively. The Company also had U.S. federal and state tax credit carry-forwards of approximately $0.6 million and $29.7 million, respectively. The U.S. net operating loss and tax credit carry-forwards will expire at various dates beginning in 2017 through 2027. The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, it is not expected that such annual limitation will impair the realization of these NOLs. If not utilized, the federal NOLs will begin to expire in 2017 and state NOLs will begin to expire in 2010. Certain state credits in the amount of $2.1 million will expire at various dates beginning in 2008 through 2021. The remaining state credits of $27.6 million will be carried over indefinitely.

The reconciliation of the United States federal statutory income tax rate to KLA-Tencor’s effective income tax rate is as follows:

Year ended June 30,	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.1	0.6	0.6
Effect of foreign operations taxed at various rates	(3.7)	(2.0)	(1.8)
Export sales benefit	(3.2)	(5.7)	(5.1)
Research and development tax credit	(1.8)	(2.4)	(3.0)
Tax exempt interest	(2.5)	(4.5)	(1.8)
Net change in tax reserves	(1.2)	(18.3)	1.7
Domestic manufacturing benefit	(0.8)	(1.6)	—
Other	(0.7)	(0.7)	(1.3)

Provision for Income Taxes	22.2%	0.4%	24.3%

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Undistributed earnings of KLA-Tencor’s foreign subsidiaries amounted to approximately $406.6 million as of June 30, 2007, of which approximately $375.7 million are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, KLA-Tencor would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credit) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation. KLA-Tencor’s consolidated financial statements fully provide for any related liability on amounts that maybe repatriated.

In the fiscal years ended June 30, 2007 and 2006, KLA-Tencor reduced its total income tax reserves by $15.3 million and $79.7 million, respectively. This was primarily due to expiring statutes of limitations, several tax settlements reached with various tax authorities and reassessments of tax exposures based on the status of current audits in various jurisdictions. In the fiscal year ended June 30, 2006, KLA-Tencor entered into a settlement with the Internal Revenue Service related to an examination for the fiscal years ended June 30, 2003 and 2004. In the fiscal year ended June 30, 2007, KLA-Tencor entered into a settlement with California Franchise Tax Board related to an examination for the fiscal years ended June 30, 1997, 1998 and 1999.

KLA-Tencor benefits from several tax holidays in Israel and Singapore where it manufactures certain of its products. These tax holidays are on approved investments and are scheduled to expire at varying times within the next three to nine years. The Company is in compliance with all the terms and conditions of the tax holidays. The net impact of these tax holidays was to decrease the Company’s tax expense by approximately $13.6 million, $5.0 million and $7.6 million in the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Factoring. KLA-Tencor has agreements with financial institutions to sell certain of its trade receivables and promissory notes from customers without recourse. KLA-Tencor does not believe it is at risk for any material losses as a result of these agreements. In addition, from time to time KLA-Tencor will discount without recourse Letters of Credit (“LCs”) received from customers in payment for goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the fiscal years ended June 30, 2007 and 2006:

	Year ended June 30,
(in thousands)	2007	2006
Receivables sold under factoring agreements	$278,560	$277,960
Proceeds from sales of LCs	$61,850	$69,286
Discounting fees paid on sales of LCs(1)	$804	$788

(1)	Discounting fees were equivalent to interest expense and were recorded in interest and other income net.

Facilities. KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases and, as such, these facilities are not included on its Consolidated Balance Sheets. Rent expense was approximately $9.7 million, $8.4 million and $12.0 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule of operating lease payments (in thousands):

Year ending June 30,	Amount
2008	$10,364
2009	7,956
2010	5,400
2011	3,913
2012	2,308
2013 and thereafter	8,277

Total minimum lease payments	$38,218

Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. KLA-Tencor’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $145.5 million as of June 30, 2007 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

The following table provides the changes in the product warranty accrual for the fiscal years ended June 30, 2007 and 2006 (in thousands):

	Year ended June 30,
	2007	2006
Beginning balance	$45,642	$46,647
Accruals for warranties issued during the period	61,786	49,662
Changes in liability related to pre-existing warranties	(7,589)	(9,217)
Settlements made during the period	(47,001)	(41,450)

Ending balance	$52,838	$45,642

Subject to certain limitations, KLA-Tencor indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments KLA-Tencor could be required to make under these agreements is theoretically unlimited, the Company believes the fair value of this liability, to the extent estimable, is appropriately considered within the reserve it has established for currently pending legal proceedings.

KLA-Tencor is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on its business, financial condition, results of operations or cash flows.

The Company maintains guarantee arrangements of $27.9 million in various locations to fund customs guarantee for VAT and letter of credit needs of its subsidiaries in Europe and Asia. Approximately $18.4 million was outstanding under these arrangements as of June 30, 2007.

NOTE 12—LITIGATION AND OTHER LEGAL MATTERS

Restatements of Prior Period Consolidated Financial Statements in Previous Filings. On September 28, 2006, the Company announced that it would have to restate previously issued financial statements to correct for past accounting for stock options. As a result of the Special Committee investigation, it was discovered that certain stock options, primarily those granted from July 1, 1997 to June 30, 2002, had been retroactively priced for all employees who received these grants. In the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (filed on January 29, 2007) and the quarterly reports on Form 10-Q for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007 (filed on January 29, 2007, February 9, 2007 and May 7, 2007, respectively), the Company restated (1) consolidated financial statements as of and for the fiscal years ended June 30, 2005 and 2004; (2) selected consolidated financial data as of and for the fiscal years ended June 30, 2005, 2004, 2003 and 2002; and (3) unaudited quarterly financial data for the first three quarters in the fiscal year ended June 30, 2006 and for all quarters in the fiscal year ended June 30, 2005. All financial information included in this Annual Report on Form 10-K reflects the restatement and does not contain any further restatement.

Government Inquiries and SEC Settlement Relating to Historical Stock Option Practices. On May 23, 2006, the Company received a subpoena from the United States Attorney’s Office requesting information relating to our past stock option grants and related accounting matters. Also on May 23, 2006, the Company received a letter from the SEC making an informal inquiry and request for information on the same subject matters. The Company learned on February 2, 2007 that the SEC had opened a formal investigation into these matters. The Company cooperated fully with the SEC investigation. On July 25, 2007, the Company announced that it had reached a settlement with the SEC by consenting to the entry of a permanent injunction against future violations of the reporting, books and records, and internal controls provisions of the federal securities laws. The settlement resolves completely the SEC investigation into the Company’s historical stock option granting practices. KLA-Tencor was not charged by the SEC with fraud; nor was the Company required to pay any civil penalty, fine, or money damages as part of the settlement.

The Company is cooperating fully with the USAO’s continuing inquiry and intends to continue to do so. This inquiry may require it to expend significant management time and incur significant legal and other

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses, and could result in criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may adversely affect its results of operations and cash flow.

The Company has also responded to inquiries from the U.S. Department of Labor, which is conducting an examination of our 401(k) Savings Plan prompted by our stock option issues. The Company is cooperating fully with this examination and intend to continue to do so.

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

The plaintiffs in the derivative actions have asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and abetting such breach, negligence, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, breach of contract, constructive fraud, rescission, and violations of California Corporations Code section 25402, as well as a claim for an accounting of all stock option grants made to the named defendants. KLA-Tencor is named as a nominal defendant in these actions. On behalf of KLA-Tencor, the plaintiffs seek unspecified monetary and other relief against the named defendants. The plaintiffs are James Ziolkowski, Mark Ziering, Alaska Electrical Pension Fund, Jeffrey Rabin, and Benjamin Langford. The individual named defendants are current directors and officers Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Jeffrey L. Hall, Stephen P. Kaufman, John H. Kispert, Lida Urbanek and Richard P. Wallace; and former directors and officers Robert J. Boehlke, Leo Chamberlain, Gary E. Dickerson, Richard J. Elkus, Jr., Dennis J. Fortino, Kenneth Levy, Michael E. Marks, Stuart J. Nichols, Arthur P. Schnitzer, Kenneth L. Schroeder and Jon D. Tompkins. Current director David C. Wang and former director Dean O. Morton were originally named as defendants in one of the derivative actions filed in the U.S. District Court for the Northern District of California, but were dropped as named defendants as of December 22, 2006 upon the filing of a consolidated complaint in that action.

The derivative actions are at an early stage. The defendants are not yet required to respond to the complaints in the actions pending in California, and the defendants have moved to dismiss or stay the action pending in Delaware. The Company’s Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to conduct an independent investigation of the claims asserted in the derivative actions and to determine the Company’s position with respect to those claims. The SLC’s investigation is in progress. The Company cannot predict whether these actions are likely to result in any material recovery by or expense to KLA-Tencor.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

This litigation is at an early stage. Discovery has not commenced, and the court has not yet determined whether the plaintiffs may sue on behalf of any class of purchasers. The Company and all other defendants filed motions to dismiss these cases in June 2007, which are now pending before the Court. The Company intends to vigorously defend this litigation.

As part of a derivative lawsuit filed in the Delaware Chancery Court on July 21, 2006 (described above), a plaintiff claiming to be a KLA-Tencor shareholder also asserted a separate putative class action claim against the Company and certain of its current and former directors and officers alleging that shareholders incurred damage due to purported dilution of KLA-Tencor common stock resulting from historical stock option granting practices. The Company has moved to dismiss this claim.

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

Indemnification Obligations. Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with the investigation of the Company’s historical stock option practices and the related litigation and ongoing government inquiry. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The Company is currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of its current and former directors, officers and employees. Although the maximum potential amount of future payments KLA-Tencor could be required to make under these agreements is theoretically unlimited, the Company believes the fair value of this liability, to the extent estimable, is appropriately considered within the reserve it has established for currently pending legal proceedings.

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

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Under its foreign-currency risk management strategy, KLA-Tencor utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed by KLA-Tencor as an integral part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. KLA-Tencor continues its policy of hedging its current and anticipated foreign currency exposures with hedging instruments having tenors of up to eighteen months.

KLA-Tencor accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives which do not qualify or are not effective as hedges must be recognized currently in earnings. All derivatives were reflected at fair value on the balance sheet date.

Cash Flow Hedges

KLA-Tencor’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales/expenses, however, the volatility of the foreign currency markets represents risk to KLA-Tencor’s margins. KLA-Tencor defines its exposure as the risk of changes in the functional-currency-equivalent cash flows attributable to changes in the related foreign currency exchange rates. Upon forecasting the exposure, KLA-Tencor hedges with forward contracts and currency options. These hedges are evaluated for effectiveness at inception and at least quarterly using the regression analysis. Ineffectiveness is measured by comparing the change in value of the forward contracts to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in Other Comprehensive Income (“OCI”). The mark-to-mark of excluded component (forward points) or any measured ineffectiveness is included immediately in “Interest income and other, net” in the Consolidated Statements of Operations. Deferred hedge gains and losses and OCI associated with hedges of foreign currency sales/expenses are reclassified to revenue/expenses upon recognition in income of the underlying hedged exposure. All amounts reported in OCI as of June 30, 2007 are anticipated to be reclassified to revenue/expenses within twelve months.

The outstanding cash flow hedge contracts, with maximum maturity of 13 months, were as follows:

	As of June 30,
(in thousands)	2007	2006
Purchase	$4,651	$15,173
Sell	(242,942)	(167,525)

Net	$(238,291)	$(152,352)

The following table summarizes hedging activity in the OCI account during the fiscal years ended June 30, 2007 and 2006 (in thousands):

	Year ended June 30,
	2007	2006
Beginning Balance	$(129)	$5,335
Effective portion of cash flow hedging instruments	13,608	7,528
Reclassified to revenue upon revenue recognition	(4,944)	(12,992)

Ending Balance	$8,535	$(129)

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Foreign Currency Hedges

KLA-Tencor hedges its monetary non-functional assets and liabilities, and those of its subsidiaries. SFAS No. 52, Foreign Currency Translation, requires that such monetary assets and liabilities be remeasured periodically for changes in the rate of exchange against the entities’ functional currency. Changes in value of these assets and liabilities are recorded in “Interest income and other, net” in the Consolidated Statements of Operations. The volatility of the non-functional currencies together with the requirement to remeasure non-functional assets and liabilities may result in some volatility to KLA-Tencor’s Consolidated Statements of Operations if left unhedged. In order to mitigate these effects, KLA-Tencor enters into remeasurement hedges which are forward contracts used to offset the foreign currency positions represented by non-functional monetary assets and liabilities. Remeasurement hedges are not SFAS No. 133 designated hedges, thus changes in value of the remeasurement hedges are recorded currently in earnings. Changes in the values of underlying monetary non-functional assets and liabilities are also recorded currently in earnings and should offset the change in value of the hedges. The outstanding other foreign currency hedge contracts, with maximum maturity of 13 months, were as follows:

	As of June 30,
(in thousands)	2007	2006
Purchase	126,992	128,406
Sell	(265,378)	(260,165)

Net	$(138,386)	$(131,759)

NOTE 14—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

KLA-Tencor reports one reportable segment in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. KLA-Tencor’s chief operating decision makers are the Chief Executive Officer and the Chief Operating Officer.

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

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of revenues by geographic region for the fiscal years ended June 30, 2007, 2006 and 2005:

	Year ended June 30,
(in thousands)	2007	2006	2005
Revenue:
United States	$647,813	$416,468	$494,250
Europe & Israel	271,814	287,562	266,048
Japan	600,861	541,411	450,240
Taiwan	559,083	363,014	429,672
Korea	288,756	277,316	148,287
Asia Pacific	362,902	184,856	293,381

Total	$2,731,229	$2,070,627	$2,081,878

Long-lived assets by geographic region as of June 30, 2007 and 2006 were as follows:

	As of June 30,
(in thousands)	2007	2006
Long-lived assets:
United States	$321,146	$366,714
Europe & Israel	11,466	9,503
Japan	6,821	3,665
Taiwan	1,720	1,919
Korea	6,524	6,216
Asia Pacific	46,301	17,730

Total	$393,978	$405,747

The following is a summary of major product revenues for the fiscal years ended June 30, 2007, 2006 and 2005 (as a percentage of total revenue).

	Year ended June 30,
	2007	2006	2005
Defect Inspection	61%	62%	65%
Metrology	19%	15%	17%
Service	15%	16%	14%
Software and other	5%	7%	4%

	100%	100%	100%

For the fiscal years ended June 30, 2007, 2006 and 2005, no customer accounted for more than 10% of total revenues. For the fiscal year ended June 30, 2007, no customer accounted for more than 10% of net accounts receivable. For the fiscal years ended June 30, 2006 and 2005, one customer accounted for 13.0% and 12.2% of net accounts receivable, respectively.

NOTE 15—ASSET IMPAIRMENT AND SEVERANCE CHARGES

During the fiscal year ended June 30, 2007, as part of the Company’s long-term business plan, the Company decided to sell certain real estate properties owned by the Company in San Jose, California and Livermore,

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

California. Based on the valuation of these assets using relevant market indicators such as range of estimated selling prices, the Company recorded an asset impairment charge of approximately $56.8 million, which has been included in SG&A during the fiscal year ended June 30, 2007. In addition, the Company reduced its workforce by approximately 430 people (primarily in San Jose, California and Milpitas, California) and recorded approximately $20.5 million in severance charges during the fiscal year ended June 30, 2007. Approximately $4.9 million of the charges has been recorded as cost of revenues, $4.3 million in engineering, research and development expenses, and $11.3 million has been recorded as SG&A expenses. These severance charges will be paid over the next twelve months.

The following table provides the changes in the severance accrual for the fiscal year ended June 30, 2007:

(in thousands)	Amounts
Balance as of June 30, 2006	$—
Severance charges	20,545
Cash payments	(16,299)

Balance as of June 30, 2007	$4,246

NOTE 16—RELATED PARTY TRANSACTIONS

The Company purchased from, or sold to, JDS Uniphase Corporation, Freescale Semiconductor, Inc., National Semiconductor Corp., STMicroelectronics, NV and Oracle Corporation, where one or more members of the Company’s board of directors also serves as an executive officer or board member. For the fiscal years ended June 30, 2007, 2006 and 2005, the Company’s total revenues from transactions with these parties were approximately $40 million, $30 million and $10 million, respectively. Management believes that such transactions are at arms length and on similar terms as would have been obtained from unaffiliated third parties.

NOTE 17—SUBSEQUENT EVENTS

On August 8, 2007, the Company declared a quarterly cash dividend of $0.15 per share to be paid on September 1, 2007 to stockholders of record on August 20, 2007.

In August 2007, the Board of Directors authorized KLA-Tencor to repurchase up to an additional 10.0 million shares of its common stock under the repurchase program.

KLA-TENCOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended June 30, 2007 and 2006.

(in thousands, except per share data)	First quarter ended September 30, 2006	Second quarter Ended December 31, 2006	Third quarter ended March 31, 2007	Fourth quarter ended June 30, 2007
Revenue	$629,363	$649,270	$716,208	$736,388
Total costs and operating expenses	475,373	570,911	533,553	561,524
Gross margin	359,244	351,498	409,457	420,707
Income from operations	153,990	78,359	182,655	174,864
Net income	135,922	90,049	154,785	147,342
Net income per share:
Basic	$0.68	$0.45	$0.78	$0.77
Diluted	$0.67	$0.44	$0.76	$0.75

(in thousands, except per share data)	First quarter ended September 30, 2005	Second quarter ended December 31, 2005	Third quarter ended March 31, 2006	Fourth quarter ended June 30, 2006
Revenue	$484,261	$487,682	$519,648	$579,036
Total costs and operating expenses	409,271	412,688	434,721	504,156
Gross margin	269,124	271,467	293,073	294,872
Income from operations	74,990	74,994	84,927	74,880
Net income	75,487	76,605	96,684	131,676
Net income per share:
Basic	$0.38	$0.39	$0.48	$0.66
Diluted	$0.37	$0.38	$0.47	$0.65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of KLA-Tencor Corporation:

We have completed integrated audits of KLA-Tencor Corporation’s 2007 and 2006 consolidated financial statements and of its internal control over financial reporting as of June 30, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of KLA-Tencor Corporation and its subsidiaries at June 30, 2007 and June 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the consolidated financial statements, effective July 1, 2005 the Company changed its method of accounting for stock-based compensation.

As discussed in Note 9 to the consolidated financial statements, effective June 30, 2007 the Company changed its method of accounting for certain defined benefit pension plans.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded ADE Corporation, OnWafer Technologies, Inc., SensArray Corporation, Japan ADE, Ltd., and Therma-Wave, Inc., from its assessment of internal control over financial reporting as of June 30, 2007 because these entities were acquired by the Company in purchase business combinations during the year ended June 30, 2007. We have also excluded such entities from our audit of internal control over financial reporting. The entities are wholly-owned subsidiaries whose combined total assets and combined total revenues represent 14.3% and 4.6%, respectively, of the consolidated financial statement amounts as of and for the year ended June 30, 2007.

/s/ PricewaterhouseCoopers LLP

San Jose, California

August 17, 2007

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

As a result of the investigation of the Company’s historical stock option practices by the Special Committee of the Company’s Board of Directors (for more information regarding the Special Committee investigation and its findings, please refer to Item 3, “Legal Proceedings”), the Company identified certain material weaknesses in its internal control over financial reporting in periods ending prior to the fiscal year ended June 30, 2007. Before June 30, 2002, the Company did not have sufficient safeguards in place to monitor its control practices regarding stock option pricing and related financial reporting and to foster an effective flow of information between those responsible for stock option pricing and those responsible for financial reporting. Inadequate training, communication and coordination in and among the Company’s human resources, stock administration, legal and finance functions prevented the Company from assuring that stock options were priced and accounted for correctly, primarily from July 1, 1997 to June 30, 2002.

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

Since mid-2002, the Company has made a number of important changes in its controls related to granting, pricing and accounting for stock options. In addition, the Company’s Board of Directors elected a new management team and approved new procedures for approving stock options and other equity awards. These changes include the following:

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

•

In February 2007, the Compensation Committee approved, and the Board of Directors ratified, a new policy regarding equity award grant procedures. The new policy incorporates the following elements (many of which were existing practices):

•	Annual reviews by the Compensation Committee of equity award dilution targets and overall equity plan design.

•

Quarterly approvals of equity awards by the Compensation Committee, at regularly scheduled meetings, including annual focal awards, employee new-hire and promotion awards, and ongoing special program awards; quarterly meetings are usually scheduled in August, November, February and May.

•

In non-routine circumstances such as the hiring of a senior executive, approvals of equity awards by the Compensation Committee at special meetings or, when a special meeting is not feasible, by unanimous written consent; otherwise, no equity awards will be approved by unanimous written consent. Clarification and enhancement of the administrative process for issuing equity awards to assure that (a) the grant date of each award is the date of Compensation Committee approval, (b) the exercise or valuation price of each award is the closing market price on the date of grant, (c) notifications of the awards are promptly sent to the recipients, and (d) the awards are promptly entered into the Company’s equity award database and financial records.

•	Annual reconciliations and reports regarding equity awards to allow the Compensation Committee to verify compliance with this policy;

The Company believes that these changes remediated the past material weaknesses identified above and reduced to remote the likelihood that any retroactive pricing of stock options or any material error in accounting for stock options would not have been detected as of June 30, 2007. As a result, the Company believes that the likelihood that a material error in its financial statements that could have originated during the last fiscal year and would not have been detected as of June 30, 2007 was remote.

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

The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) (Disclosure Controls) as of the end of the period covered by this Report required by Exchange Act Rules 13a-15(b) or 15d-15b. The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on this evaluation, the Company’s CEO and CFO have concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2007. The Company has excluded ADE Corporation, OnWafer Technologies, Inc., SensArray Corporation, Japan ADE, Ltd., and Therma-Wave, Inc., from the assessment of internal control over financial reporting as of June 30, 2007 because these entities were acquired by the Company in purchase business combinations during the fiscal year ended June 30, 2007. These entities are wholly-owned subsidiaries whose combined total assets and combined total revenues represent 14.3% and 4.6%, respectively, of the consolidated financial statement amounts of the Company as of and for the fiscal year ended June 30, 2007. The assessment by the Company’s management of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For the information required by this Item, see “Information About Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Our Corporate Governance Practices—Standards of Business Conduct”, “Proposal One: Election of Directors” and “About the Board of Directors and Its Committees-Audit Committee” in the Proxy Statement, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For the information required by this Item, see “Executive Compensation and Other Matters”, and “Director Compensation” in the Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For the information required by this Item, see “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required by this Item, see “Certain Relationships and Related Transactions” and “About the Board of Directors and Its Committees” in the Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the information required by this Item, see “Proposal Three: Ratification of Appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending June 30, 2008” in the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements:

The following financial statements and schedules of the Registrant are contained in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of June 30, 2007 and 2006	49
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2007	50
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended June 30, 2007	51
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2007	52
Notes to Consolidated Financial Statements	53
Report of Independent Registered Public Accounting Firm	90

2. Financial Statement Schedule:

The following financial statement schedule of the Registrant is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements:

Schedule II—Valuation and Qualifying Accounts	102

All other schedules are omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger relating to the acquisition of ADE Corporation	8-K	No. 000-09992	2.1	May 26, 2006

3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001

3.3	Bylaws, as amended November 17, 1998	S-8	No. 333-68415	3.2	December 4, 1998

4.1	Amended and Restated Rights Agreement dated as of April 25, 1996 between the Company and The First National Bank of Boston, as Rights Agent. This agreement includes the Form of Right Certificate as Exhibit A and the Summary of Terms of Rights as Exhibit B	8-A/A, Amendment No. 2	No. 000-09992	1	September 24, 1996

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998

10.2	1997 Employee Stock Purchase Plan*	S-8	No. 333-45271	10.2	January 30, 1998

10.3	Tencor Instruments Amended and Restated 1993 Equity Incentive Plan	S-8	No. 333-22939	10.75	March 7, 1997

10.4	Restated 1982 Stock Option Plan, as amended November 18, 1996*	S-8	No. 333-22941	10.74	March 7, 1997

10.5	Excess Profit Stock Plan*	S-8	No. 333-60883	10.15	August 7, 1997

10.6	Form of KLA-Tencor Corporation Corporate Officers Retention Plan*	S-4	No. 333-23075	10.2	March 11, 1997

10.7	Form of Indemnification Agreement for directors and executive officers*	10-K	No. 000-09992	10.3	September 29, 1997

10.8	Livermore Land Purchase and Sale Agreement	10-K	No. 000-09992	10.16	September 28, 2000

10.9	Severance Agreement and General Release	10-K	No. 000-09992	10.9	August 30, 2004

10.10	2004 Equity Incentive Plan*	Proxy	No. 000-09992	Appendix A	September 9, 2004

10.11	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004

10.12	Blue29 Corporation 2003 Stock Incentive Plan*	S-8	No. 333-120218	10.1	November 4, 2004

10.13	Option Grant Notification*	8-K	No. 000-09992	10.1	September 29, 2005

10.14	Amended and restated agreement by and between KLA-Tencor Corporation and Kenneth L. Schroeder*	10-Q	No. 000-09992	10.14	February 2, 2006

10.15	KLA-Tencor Corporation Performance Bonus Plan*	10-Q	No. 000-09992	10.15	February 2, 2006

10.16	KLA-Tencor Corporation Executive Severance Plan*	10-Q	No. 000-09992	10.17	February 22, 2006

10.17	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006

10.18	Form of Restricted Stock Unit Award Notification	8-K	No. 000-09992	10.19	September 20, 2006

10.19	Form of Restricted Stock Unit Agreement	8-K	No. 000-09992	10.2	September 20, 2006

10.20	Separation Agreement and General Release by and between KLA-Tencor Corporation and Kenneth Levy	8-K	No. 000-09992	99.1	October 30, 2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.21	Amendment No. 1 to Separation Agreement and General Release by and between KLA-Tencor Corporation and Kenneth Levy	8-K	No. 000-09992	99.2	October 30, 2006

10.22	Form of Stock Option Amendment and Special Bonus Agreement	8-K	No. 000-09992	99.1	January 5, 2007

10.23	KLA-Tencor Corporation Outstanding Corporate Performance Plan for Fiscal 2007 *+	10-K	No. 000-09992	10.23	January 29, 2007

10.24	Agreement by and between KLA-Tencor Corporation and Lawrence Gross (as amended and restated)	10-K	No. 000-09992	10.24	January 29, 2007

10.25	Agreement by and between KLA-Tencor Corporation and Jorge Titinger (as amended and restated)	10-K	No. 000-09992	10.25	January 29, 2007

10.26	Agreement by and between KLA-Tencor Corporation and Ben Tsai (as amended and restated)	10-K	No. 000-09992	10.26	January 29, 2007

10.27	Letter Agreement between KLA-Tencor Corporation, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated+	10-Q	No. 000-09992	10.27	May 7, 2007

10.28	Letter Agreement by and between KLA-Tencor Corporation and Brian M. Martin	10-Q	No. 000-09992	10.28	May 7, 2007

10.29	Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(1)	(1)	(1)	(1)

10.30	Amendment No. 1 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(2)	(2)	(2)	(2)

10.31	Amendment No. 2 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(3)	(3)	(3)	(3)
10.32	Amendment No. 3 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(4)	(4)	(4)	(4)

10.33	Amendment No. 4 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(5)	(5)	(5)	(5)

10.34	ADE Corporation’s 1995 Stock Option Plan*	(6)	(6)	(6)	(6)

10.35	ADE Corporation 1997 Employee Stock Option Plan*	(7)	(7)	(7)	(7)

10.36	Amendment to ADE Corporation’s 1997 Employee Stock Option Plan dated April 7, 1999*	(8)	(8)	(8)	(8)

10.37	ADE Corporation’s 2000 Employee Stock Option Plan (as amended)*	(9)	(9)	(9)	(9)

21.1	List of Subsidiaries

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement
+	Confidential treatment has been requested as to a portion of this exhibit.
(1)	Incorporated by reference to Exhibit 10.22 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Commission File No. 000-26911).
(2)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Registration Statement on Form S-8, filed February 22, 2002 (Commission File No. 333-83282).
(3)	Incorporated by reference to Exhibit 99.1 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).
(4)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).
(5)	Incorporated by reference to Exhibit 10.21 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005 (Commission File No. 000-26911).
(6)	Incorporated by reference to Exhibit 10.2 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (Commission File No. 000-26714).
(7)	Incorporated by reference to Exhibit 10.3 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 1999 (Commission File No. 000-26714).
(8)	Incorporated by reference to Exhibit 4.3 to ADE Corporation’s Registration Statement on Form S-8, filed February 18, 1998 (Commission File No. 333-46505).
(9)	Incorporated by reference to Exhibit 10.4 to ADE Corporation’s Registration Statement on Form S-1 (Commission File No. 33-96408).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLA-Tencor Corporation

August 17, 2007	By:	/s/ RICHARD P. WALLACE
(Date)		Richard P. Wallace
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD P. WALLACE Richard P. Wallace	Chief Executive Officer and Director (principal executive officer)	August 17, 2007

/s/ JEFFREY L. HALL Jeffrey L. Hall	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	August 17, 2007

/s/ EDWARD W. BARNHOLT Edward W. Barnholt	Chairman of the Board and Director	August 17, 2007

/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	August 17, 2007

/s/ ROBERT T. BOND Robert T. Bond	Director	August 17, 2007

/s/ ROBERT M. CALDERONI Robert M. Calderoni	Director	August 17, 2007

/s/ JOHN T. DICKSON John T. Dickson	Director	August 17, 2007

/s/ STEPHEN P. KAUFMAN Stephen P. Kaufman	Director	August 17, 2007

/s/ KEVIN J. KENNEDY Kevin J. Kennedy	Director	August 17, 2007

/s/ LIDA URBANEK Lida Urbanek	Director	August 17, 2007

/s/ DAVID C. WANG David C. Wang	Director	August 17, 2007

SCHEDULE II

Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Charged to Expense	Deductions	Balance At End of Period
Fiscal Year Ended June 30, 2005:
Allowance for Doubtful Accounts	$12,398	$228	$(401)	$12,225

Fiscal Year Ended June 30, 2006:
Allowance for Doubtful Accounts	$12,225	$16	$(133)	$12,108

Fiscal Year Ended June 30, 2007:
Allowance for Doubtful Accounts	$12,108	$63	$(442)	$11,729

KLA-TENCOR CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger relating to the acquisition of ADE Corporation	8-K	No. 000-09992	2.1	May 26, 2006

3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001

3.3	Bylaws, as amended November 17, 1998	S-8	No. 333-68415	3.2	December 4, 1998

4.1	Amended and Restated Rights Agreement dated as of April 25, 1996 between the Company and The First National Bank of Boston, as Rights Agent. This agreement includes the Form of Right Certificate as Exhibit A and the Summary of Terms of Rights as Exhibit B	8-A/A, Amendment No. 2	No. 000-09992	1	September 24, 1996

10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998

10.2	1997 Employee Stock Purchase Plan*	S-8	No. 333-45271	10.2	January 30, 1998

10.3	Tencor Instruments Amended and Restated 1993 Equity Incentive Plan	S-8	No. 333-22939	10.75	March 7, 1997

10.4	Restated 1982 Stock Option Plan, as amended November 18, 1996*	S-8	No. 333-22941	10.74	March 7, 1997

10.5	Excess Profit Stock Plan*	S-8	No. 333-60883	10.15	August 7, 1997

10.6	Form of KLA-Tencor Corporation Corporate Officers Retention Plan*	S-4	No. 333-23075	10.2	March 11, 1997

10.7	Form of Indemnification Agreement for directors and executive officers*	10-K	No. 000-09992	10.3	September 29, 1997

10.8	Livermore Land Purchase and Sale Agreement	10-K	No. 000-09992	10.16	September 28, 2000

10.9	Severance Agreement and General Release	10-K	No. 000-09992	10.9	August 30, 2004

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date

10.10	2004 Equity Incentive Plan*	Proxy	No. 000-09992	Appendix A	September 9, 2004

10.11	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004

10.12	Blue29 Corporation 2003 Stock Incentive Plan*	S-8	No. 333-120218	10.1	November 4, 2004

10.13	Option Grant Notification*	8-K	No. 000-09992	10.1	September 29, 2005

10.14	Amended and restated agreement by and between KLA-Tencor Corporation and Kenneth L. Schroeder*	10-Q	No. 000-09992	10.14	February 2, 2006

10.15	KLA-Tencor Corporation Performance Bonus Plan*	10-Q	No. 000-09992	10.15	February 2, 2006

10.16	KLA-Tencor Corporation Executive Severance Plan*	10-Q	No. 000-09992	10.17	February 22, 2006

10.17	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006

10.18	Form of Restricted Stock Unit Award Notification	8-K	No. 000-09992	10.19	September 20, 2006

10.19	Form of Restricted Stock Unit Agreement	8-K	No. 000-09992	10.2	September 20, 2006

10.20	Separation Agreement and General Release by and between KLA-Tencor Corporation and Kenneth Levy	8-K	No. 000-09992	99.1	October 30, 2006

10.21	Amendment No. 1 to Separation Agreement and General Release by and between KLA-Tencor Corporation and Kenneth Levy	8-K	No. 000-09992	99.2	October 30, 2006

10.22	Form of Stock Option Amendment and Special Bonus Agreement	8-K	No. 000-09992	99.1	January 5, 2007

10.23	KLA-Tencor Corporation Outstanding Corporate Performance Plan for Fiscal 2007 *+	10-K	No. 000-09992	10.23	January 29, 2007

10.24	Agreement by and between KLA-Tencor Corporation and Lawrence Gross (as amended and restated)	10-K	No. 000-09992	10.24	January 29, 2007

10.25	Agreement by and between KLA-Tencor Corporation and Jorge Titinger (as amended and restated)	10-K	No. 000-09992	10.25	January 29, 2007

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date

10.26	Agreement by and between KLA-Tencor Corporation and Ben Tsai (as amended and restated)	10-K	No. 000-09992	10.26	January 29, 2007

10.27	Letter Agreement between KLA-Tencor Corporation, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated+	10-Q	No. 000-09992	10.27	May 7, 2007

10.28	Letter Agreement by and between KLA-Tencor Corporation and Brian M. Martin	10-Q	No. 000-09992	10.28	May 7, 2007

10.29	Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(1)	(1)	(1)	(1)

10.30	Amendment No. 1 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(2)	(2)	(2)	(2)

10.31	Amendment No. 2 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(3)	(3)	(3)	(3)

10.32	Amendment No. 3 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(4)	(4)	(4)	(4)

10.33	Amendment No. 4 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(5)	(5)	(5)	(5)

10.34	ADE Corporation’s 1995 Stock Option Plan*	(6)	(6)	(6)	(6)

10.35	ADE Corporation 1997 Employee Stock Option Plan*	(7)	(7)	(7)	(7)

10.36	Amendment to ADE Corporation’s 1997 Employee Stock Option Plan dated April 7, 1999*	(8)	(8)	(8)	(8)

10.37	ADE Corporation’s 2000 Employee Stock Option Plan (as amended)*	(9)	(9)	(9)	(9)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement
+	Confidential treatment has been requested as to a portion of this exhibit.
(1)	Incorporated by reference to Exhibit 10.22 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Commission File No. 000-26911).
(2)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Registration Statement on Form S-8, filed February 22, 2002 (Commission File No. 333-83282).
(3)	Incorporated by reference to Exhibit 99.1 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).
(4)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).
(5)	Incorporated by reference to Exhibit 10.21 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005 (Commission File No. 000-26911).
(6)	Incorporated by reference to Exhibit 10.2 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (Commission File No. 000-26714).
(7)	Incorporated by reference to Exhibit 10.3 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 1999 (Commission File No. 000-26714).
(8)	Incorporated by reference to Exhibit 4.3 to ADE Corporation’s Registration Statement on Form S-8, filed February 18, 1998 (Commission File No. 333-46505).
(9)	Incorporated by reference to Exhibit 10.4 to ADE Corporation’s Registration Statement on Form S-1 (Commission File No. 33-96408).