Form 10-Q
period 2007-09-30
KLA TENCOR CORP
filed 2007-10-31
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 0-09992

KLA-Tencor Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2564110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Technology Drive

Milpitas, California

95035

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 2, 2007 there were 182,147,118 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KLA-TENCOR CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 30, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$514,051	$722,511
Marketable securities	768,882	988,118
Accounts receivable, net	618,959	581,500
Inventories	500,286	535,370
Deferred income taxes	345,108	339,133
Other current assets	70,320	86,139

Total current assets	2,817,606	3,252,771
Land, property and equipment, net	379,189	382,240
Goodwill	311,330	311,856
Purchased intangibles, net	167,626	175,432
Other assets	516,349	500,950

Total assets	$4,192,100	$4,623,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,050	$92,165
Deferred system profit	208,046	201,747
Unearned revenue	54,188	52,304
Other current liabilities	578,540	659,346

Total current liabilities	959,824	1,005,562
Non-current liabilities:
Income Tax Payable	87,444	—
Unearned revenue	51,665	46,950
Other non-current liabilities	35,659	20,695

Total liabilities	1,134,592	1,073,207

Commitments and contingencies (Note 9 and Note 10)
Stockholders’ equity:
Common stock and capital in excess of par value	651,720	967,886
Retained earnings	2,385,949	2,570,751
Accumulated other comprehensive income	19,839	11,405

Total stockholders’ equity	3,057,508	3,550,042

Total liabilities and stockholders’ equity	$4,192,100	$4,623,249

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
(In thousands except per share data)	2007	2006
Revenues:
Product	$578,432	$530,927
Service	114,588	98,436

Total revenues	693,020	629,363

Costs and operating expenses:
Costs of revenues*	305,893	270,119
Engineering, research and development*	99,344	99,293
Selling, general and administrative*	110,505	105,961

Total costs and operating expenses	515,742	475,373

Income from operations	177,278	153,990
Interest income and other, net	17,474	22,457

Income before income taxes and minority interest	194,752	176,447
Provision for income taxes	106,594	41,368

Income before minority interest	88,158	135,079
Minority interest	—	843

Net income	$88,158	$135,922

Net income per share:
Basic	$0.47	$0.68

Diluted	$0.46	$0.67

Weighted average number of shares:
Basic	187,789	199,416

Diluted	193,043	203,323

* includes the following amounts related to equity awards
Costs of revenues	$6,253	$8,587
Engineering, research and development	$8,592	$11,705
Selling, general and administrative	$13,238	$16,755

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended September 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$88,158	$135,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,952	14,798
Non-cash, stock-based compensation	28,083	37,047
Tax benefit from employee stock options	6,516	465
Excess tax benefit from stock-based compensation	(2,840)	(1,045)
Minority interest	—	(843)
Net (gain) loss on sale of marketable securities and other investments	(62)	2,199
Changes in assets and liabilities:
Accounts receivable, net	(18,755)	20,626
Inventories	39,697	(43,104)
Other assets	15,155	991
Accounts payable	26,320	12,209
Deferred system profit	6,299	(7,553)
Other liabilities	(8,361)	(64,744)

Net cash provided by operating activities	205,162	106,968

Cash flows from investing activities:
Capital expenditures, net	(14,883)	(12,313)
Purchase of available-for-sale securities	(336,373)	(1,156,837)
Proceeds from sale of available-for-sale securities	552,383	1,001,712
Proceeds from maturity of available-for-sale securities	3,300	133,271

Net cash provided by (used in) investing activities	204,427	(34,167)

Cash flows from financing activities:
Issuance of common stock	96,655	18,600
Common stock repurchases	(683,534)	—
Payment of dividends to stockholders	(28,459)	(24,160)
Excess tax benefit from stock-based compensation	2,840	1,045

Net cash used in financing activities	(612,498)	(4,515)

Effect of exchange rate changes on cash and cash equivalents	(5,551)	2,492

Net increase (decrease) in cash and cash equivalents	(208,460)	70,778
Cash and cash equivalents at beginning of period	722,511	1,129,191

Cash and cash equivalents at end of period	$514,051	$1,199,969

Supplemental cash flow disclosures:
Income taxes paid, net	$31,858	$83,868

Interest paid	$395	$737

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation. The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on August 20, 2007.

The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company has included the results of operations of acquired companies from the date of acquisition.

The results of operations for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2008.

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

Reclassifications. The Company has reclassified certain prior period balances to conform to the current year presentation. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

Recent Accounting Pronouncements. In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF Issue No. 07-3 is effective for the Company for fiscal years beginning July 1, 2008. The adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

NOTE 2 – BALANCE SHEET COMPONENTS

(In thousands)	September 30, 2007	June 30, 2007
Cash equivalents and marketable securities:
U.S. Government agency securities	$3,043	$3,043
Municipal bonds	770,328	997,877
Corporate debt securities		3,500
Corporate equity securities		283
Money market bank deposits and other	255,060	538,275

	1,028,431	1,542,978
Less: Cash equivalents	(259,549)	(554,860)

Short-term marketable securities	$768,882	$988,118

Accounts receivable, net
Accounts receivable, gross	$630,668	$593,229
Allowance for doubtful accounts	(11,709)	(11,729)

	$618,959	$581,500

Inventories
Customer service parts	$183,217	$175,763
Raw materials	140,206	155,846
Work-in-process	94,170	105,254
Finished goods and demonstration equipment	82,693	98,507

	$500,286	$535,370

Land, property and equipment, net
Land	$84,509	$84,456
Buildings and improvements	153,397	151,466
Machinery and equipment	425,929	419,840
Office furniture and fixtures	38,711	37,919
Leasehold improvements	142,595	141,236
Construction in process	19,887	17,191

	865,028	852,108
Less: accumulated depreciation and amortization	(485,839)	(469,868)

	$379,189	$382,240

Other assets
Long-term investments	$183,974	$179,725
Deferred tax assets – long-term	321,496	309,487
Other	10,879	11,738

	$516,349	$500,950

Other current liabilities
Warranty and retrofit	$64,297	$66,669
Compensation and benefits	287,779	314,046
Income taxes payable	73,081	85,993
Other accrued expenses	153,383	192,638

	$578,540	$659,346

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill balances and the movements during the three months ended September 30, 2007:

(In thousands)	Amount
As of June 30, 2007	$311,856
Adjustments	(526)

As of September 30, 2007	$311,330

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to KLA-Tencor’s reporting units pursuant to Statement of Financial Accounting Standards (“SFAS”)No. 142. In accordance with SFAS No. 142, KLA-Tencor completed its annual evaluation of the goodwill by reporting unit during the quarter ended December 31, 2006 and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the quarter ended December 31, 2006. Adjustments to goodwill during the three months ended September 30, 2007 resulted primarily from the fair value adjustments reflecting purchase price allocation adjustments related to entities that were acquired in the fiscal year ended June 30, 2007. For a detailed description of acquisitions completed in the fiscal year ended June 30, 2007, refer to Note 5, “Business Combinations” to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Purchased Intangible Assets

The components of purchased intangible assets as of September 30, 2007 and June 30, 2007 were as follows:

(in thousands)		As of September 30, 2007			As of June 30, 2007
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	4-7 years	$97,233	$18,464	$78,769	$96,534	$14,152	$82,382
Patents	6-13 years	38,997	9,530	29,467	38,997	8,114	30,883
Trade name / Trademark	4-10 years	20,835	2,683	18,152	20,835	2,086	18,749
Customer relationships	6-7 years	44,870	5,270	39,600	44,870	3,591	41,279
Other	0-1 year	10,688	9,050	1,638	10,695	8,556	2,139

Total		$212,623	$44,997	$167,626	$211,931	$36,499	$175,432

For the three months ended September 30, 2007 and 2006, amortization expense for purchased intangible assets was $8.5 million and $0.8 million, respectively. Based on the intangible assets recorded as of September 30, 2007, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2008 (remaining 9 months)	$25,219
2009	32,142
2010	32,041
2011	31,035
2012	27,947
Thereafter	19,242

Total	$167,626

NOTE 4 – STOCK-BASED COMPENSATION

KLA-Tencor applies the provisions of SFAS No. 123(R), Share Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.

The following table shows pre-tax stock-based compensation expense by type of award for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,
(In thousands)	2007	2006
Stock-based compensation expense by type of award:
Employee stock options	$17,012	$30,118
Employee stock purchase plan	4,051	4,455
Restricted stock units	7,020	2,474

Total stock-based compensation	$28,083	$37,047

As of September 30, 2007, the unrecognized stock-based compensation balance was $160.7 million.

Stock Options

The following table shows the number of options granted, grant-date fair value, and stock-based compensation expense related to stock options for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,
(In thousands)	2007	2006
Number of options granted	12	190
Grant-date fair value after estimated forfeitures	$219	$1,947
Stock-based compensation expense	$17,012	$30,118

As of September 30, 2007, the unrecognized stock-based compensation balance related to stock options was $88.6 million and will be recognized over an estimated weighted average amortization period of 2.4 years.

The following table shows stock-based compensation capitalized as inventory and deferred system profit as of September 30, 2007 and June 30, 2007:

(In thousands)	September 30, 2007	June 30, 2007
Inventory	$6,622	$6,229
Deferred system profit	$1,031	$1,386

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SEC Staff Accounting Bulletin (“SAB”) No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended September 30,
	2007	2006
Stock option plan:
Expected stock price volatility	32%	35%
Risk free interest rate	4.8%	5.0%
Dividend yield	0.9%	1.2%
Expected life of options (in years)	4.7	4.4
Stock purchase plan:
Expected stock price volatility	32%	35%
Risk free interest rate	4.9%	5.1%
Dividend yield	0.9%	1.2%
Expected life of options (in years)	1.3	1.3

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

Equity Incentive Program

The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain key employees, and align stockholder and employee interests. The equity incentive program consists of two plans: one under which non-employee directors may be granted options to purchase shares of the Company’s stock, and another in which non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of the Company’s stock, restricted stock units and other types of equity awards. For the past several years until June 30, 2006, stock options (except for the retroactively priced options which were granted primarily from July 1, 1997 to June 30, 2002) were generally granted at the market price of the Company’s common stock on the date of grant, with a vesting period of five years and an exercise period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as time-based or performance-based vesting. Substantially all of the Company’s employees that meet established performance goals and qualify as key employees participate in its main equity incentive plan. Since July 1, 2006, the Company has granted only restricted stock units under its equity incentive program, except for options granted to non-employee directors as part of their regular compensation package for service through September 30, 2007.

On October 18, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) which provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to the Company’s employees, consultants and members of our Board of Directors. Since the adoption of the 2004 Plan, no further grants are permitted under the 1982 Stock Option Plan or 2000 Nonstatutory Stock Option Plan. The 2004 Plan permits the issuance of up to 12.5 million shares of common stock, of which 1.6 million shares were available for grant as of September 30, 2007. The Company’s Board of Directors has approved an increase of 8.5 million shares of common stock to the number of shares reserved for issuance under the 2004 Plan, subject to stockholder approval of such increase at the Company’s Annual Meeting of Stockholders to be held on November 15, 2007. Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto. Total options outstanding under all plans as of September 30, 2007 ware 16.9 million. As of September 30, 2007 and 2006, restricted stock units outstanding that had been granted to senior management with performance-based vesting were approximately 0.2 million and 0.4 million, respectively.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

(In thousands except for Weighted-Average Exercise Price)	Available For Grant	Options Outstanding	Weighted- Average Exercise Price
Balances at June 30, 2007	3,317	19,585	$42.28
Plan shares expired	(141)	—	—
Options granted	(12)	12	$56.79
Restricted stock units granted(1)	(425)	—	—
Restricted stock units canceled(1)	164	—	—
Options canceled/expired/forfeited	242	(242)	$45.43
Options exercised	—	(2,466)	$39.20

Balances at September 30, 2007	3,145	16,889	$42.70

(1)

Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto.

The weighted-average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three months ended September 30, 2007 and 2006 was $18.25 and $13.51 per share, respectively. As of September 30, 2007, 11.5 million options were exercisable with a weighted-average exercise price of $41.77 per share and weighted-average remaining contractual term of 5 years. The aggregate intrinsic value for the options exercisable as of September 30, 2007 was $161.0 million.

The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $50.5 million and $10.0 million, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended September 30, 2007 and 2006 was approximately $96.7 million and $18.6 million, respectively. In connection with these exercises, the tax benefits realized by the Company for the three months ended September 30, 2007 and 2006 was $17.5 million and $3.6 million, respectively.

The Company currently settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

The following table shows the number of restricted stock units granted, grant-date fair value, and stock-based compensation expense for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,
(In thousands)	2007	2006
Number of shares granted	236	2,536
Grant-date fair value	$8,306	$81,306
Stock-based compensation expense	$7,020	$2,474

Beginning in the fiscal year ended June 30, 2007, the restricted stock units generally vest in two equal installments on the second and fourth anniversaries of the date of grant. Prior to the fiscal year ended June 30, 2007, the restricted stock units generally vested in two equal installments over four or five years from the anniversary date of the grant. The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of award. The restricted stock units were awarded under the 2004 Plan, and each unit will entitle the recipient to one share of common stock when the applicable vesting requirements for that unit are satisfied. However, for each share actually issued under the awarded units, the share reserve under the 2004 Plan will be reduced by 1.8 shares, as provided under the terms of the 2004 Plan.

As of September 30, 2007, the unrecognized stock-based compensation balance related to restricted stock units was $72.1 million and will be recognized over an estimated weighted-average amortization period of 3.3 years. Additionally, the number of restricted stock units outstanding as of September 30, 2007 was 4.2 million.

Employee Stock Purchase Plan

KLA-Tencor’s Amended and Restated 1997 Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase of KLA-Tencor’s common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the fair market value of the common stock at the time of enrollment into the offering period versus the fair market value on the date of purchase. Offering periods are generally two years in length. On September 28, 2006, the ESPP was suspended due to the ongoing stock option investigation, and accordingly there were no shares purchased under the ESPP during the six months ended December 31, 2006. After the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 were filed on January 29, 2007, approximately 0.3 million shares were purchased under the ESPP on February 1, 2007.

The compensation expense in connection with the ESPP in the three months ended September 30, 2007 and 2006 was $4.1 million and $4.5 million, respectively, calculated in accordance with SFAS No. 123(R). There were no shares purchased under the ESPP during the three months ended September 30, 2007 and September 30, 2006. In connection with the disqualifying dispositions of shares purchased under the ESPP, the Company realized tax benefits of $0.6 million for the three months ended September 30, 2007.

The number of shares available for issuance under the ESPP is replenished annually, typically on the first day of each fiscal year, by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of September 30, 2007, a total of 1.1 million shares were reserved and available for issuance under the ESPP; however, that number does not include any shares expected to be added to the ESPP with respect to fiscal year 2008.

NOTE 5 – STOCK REPURCHASE PROGRAM

In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. This program was put into place to reduce the dilution from KLA-Tencor’s issuance of shares pursuant to its employee benefit and incentive plans such as the stock option and employee stock purchase plans, and to return excess cash to the Company’s shareholders. Since the inception of the repurchase program in 1997 through September 30, 2007 the Board of Directors had authorized KLA-Tencor to repurchase a total of 47.8 million shares, including 10.0 million shares authorized in August 2007. The Company’s systematic buyback program was suspended in May 2006, and resumed in February 2007. The Company accounts for repurchased common stock under the cost method and includes such treasury stock as a component of its stockholders’ equity. During the three months ended September 30, 2007, the common stock repurchases of $683.5 million reduced capital in excess of par and retained earnings.

Share repurchases for the three months ended September 30, 2007 and 2006 were as follows:

	Three months ended September 30,
(In thousands)	2007	2006
Number of shares of common stock repurchased	11,656	—
Total cost of repurchase	$683,534	$—

NOTE 6 – EARNINGS PER SHARE

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

	Three months ended September 30,
(In thousands, except per share amounts)	2007	2006
Numerator:
Net income	$88,158	$135,922
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock units	187,789	199,416
Effect of dilutive options and restricted stock units	5,254	3,907

Denominator for diluted earnings per share	193,043	203,323

Basic earnings per share	$0.47	$0.68
Diluted earnings per share	$0.46	$0.67
Potentially dilutive securities (1)	1,803	20,179

(1)	These securities are excluded from the computation of diluted earnings per share for the above periods because their effect would have been anti-dilutive.

During the three months ended September 30, 2007, the Company’s Board of Directors authorized a quarterly cash dividend of $0.15 per share, which was paid on September 1, 2007 to stockholders of record on August 20, 2007. During the same period in fiscal year 2007, the Company declared and paid a quarterly cash dividend of $0.12 per share. The total amount of dividends paid during the three months ended September 30, 2007 and 2006 was $28.5 million and $24.2 million, respectively.

NOTE 7 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

	Three months ended September 30,
(In thousands)	2007	2006
Net income	$88,158	$135,922
Other comprehensive income (loss):
Currency translation adjustments	14,987	(1,107)
Gain (loss) on cash flow hedging instruments, net	(9,219)	5,094
Change in unrecognized losses and transition obligation reated to pension and post retirement plans	14	—
Unrealized gains on investments (1)	2,652	6,290

Other comprehensive income	$8,434	$10,277
Total comprehensive income	$96,592	$146,199
(1) Taxes included in unrealized gains on investments	$1,605	$3,742

NOTE 8 – INCOME TAXES

The Company recorded a provision of $106.6 million for the three months ended September 30, 2007, which is an effective tax rate of 54.6%. The increase in the effective tax rate over prior periods is primarily due to the immediate impact of $46.6 million of incremental U.S. tax expense associated with the implementation of the Company’s global manufacturing strategy during the three months ended September 30, 2007. In addition, there was an increase to the effective tax rate for the three months ended September 30, 2007 compared to the year ended June 30, 2007, due to decreases in the tax benefits related to tax exempt interest, research and development credit and extraterritorial income exclusion. We expect the tax rate in future periods of the year ending June 30, 2008 to result in an annual rate of approximately 37% which includes the effect of the higher tax expense associated with the implementation of our global manufacturing strategy.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”) on July 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the adoption of FIN 48, the Company increased the liability for net unrecognized tax benefits by $8.4 million, and accounted for the increase as a cumulative effect of change in accounting principle that resulted in a reduction of retained earnings of $8.4 million at July 1, 2007. The Company has historically classified accruals for tax uncertainties in current taxes payable. Upon adoption of FIN 48, the Company has reclassified taxes payable of $62.1 million from current to non-current liability. In addition, as a result of the adoption of FIN 48, at September 30, 2007, long-term liabilities increased by $24.4 million; non-current deferred tax assets increased by $17.3 million; and goodwill related to acquisitions decreased by $1.3 million.

As of the adoption date of FIN 48, the Company had gross tax affected unrecognized tax benefits of approximately $77.7 million of which $73.0 million, if recognized, would affect the effective tax rate, while the remaining $4.7 million would reduce acquisition related goodwill. The increase in the uncertain tax benefits for the quarter ended September 30, 2007 was approximately $11.3 million related to various tax positions. The Company anticipates an increase of approximately $8.0 million to the unrecognized tax benefits during the remainder of the year ending June 30, 2008, related to various tax positions. The Company has included the effects of these items in current estimates of the forecasted tax provision for the year ending June 30, 2008. The Company will reexamine the tax provision and the effect of estimated unrecognized tax benefits on the financial position at each reporting period.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within interest income and other, net. As of the adoption date of FIN 48, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $12.9 million. The accrued interest and penalties on unrecognized tax benefits increased by approximately $1.0 million for the three months ended September 30, 2007 to $13.9 million as of September 30, 2007.

The Company conducts business globally and, as a result, the Company and one or more of its subsidiaries file income tax returns in various jurisdictions throughout the world including with the United States federal government, various U.S. state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The Company is not under federal examination at this time, but remains subject to federal examination for all years from the year ended June 30, 2004. The Company has concluded federal examinations up through the year ended June 30, 2004. The Company is subject to state examinations for all years from the year ended June 30, 2002. The Company is currently under a tax examination in California for the years ended June 30, 2004 and 2005 and various other state examinations. The Company is also subject to examinations in major foreign jurisdictions, including Israel and Singapore, for all years from the year ended June 30, 2002 and is currently under tax examinations in various foreign tax jurisdictions.

NOTE 9 – LITIGATION AND OTHER LEGAL MATTERS

Government Inquiries and SEC Settlement Relating to Historical Stock Option Practices. On May 23, 2006, the Company received a subpoena from the United States Attorney’s Office (“USAO”) requesting information relating to the Company’s past stock option grants and related accounting matters. Also on May 23, 2006, the Company received a letter from the SEC making an informal inquiry and request for information on the same subject matters. The Company learned on February 2, 2007 that the SEC had opened a formal investigation into these matters. The Company cooperated fully with the SEC investigation. On July 25, 2007, the Company announced that it had reached a settlement with the SEC by consenting to the entry of a permanent injunction against future violations of the reporting, books and records, and internal controls provisions of the federal securities laws. The settlement resolves completely the SEC investigation into the Company’s historical stock option granting practices. KLA-Tencor was not charged by the SEC with fraud; nor was the Company required to pay any civil penalty, fine, or money damages as part of the settlement.

The Company is cooperating fully with the USAO’s continuing inquiry and intends to continue to do so. This inquiry may require it to expend significant management time and incur significant legal and other expenses, and could result in criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may adversely affect its results of operations and cash flow.

The Company has also responded to inquiries from the U.S. Department of Labor, which is conducting an examination of our 401(k) Savings Plan prompted by the Company’s stock option issues. The Company is cooperating fully with this examination and intend to continue to do so.

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

Shareholder Class Action Litigation Relating to Historical Stock Option Practices. KLA-Tencor and various of its current and former directors and officers were named as defendants in a putative securities class action filed on June 29, 2006 in the U.S. District Court for the Northern District of California. Two similar actions were filed later in the same court, and all three cases have been consolidated into one action. The consolidated complaint alleges claims under Section 10(b) and Rule 10b-5 thereunder, Section 14(a), Section 20(a), and Section 20A of the Securities Exchange Act of 1934 as a result of the Company’s past stock option grants and related accounting and reporting, and seek unspecified monetary damages and other relief. The plaintiffs seek to represent a class consisting of purchasers of KLA-Tencor stock between June 30, 2001 and May 22, 2006 who allegedly suffered losses as a result of material misrepresentations in KLA-Tencor’s SEC filings and public statements during that period. The lead plaintiffs, who seek to represent the class, are the Police and Fire Retirement System of the City of Detroit, the Louisiana Municipal Police Employees’ Retirement System, and the City of Philadelphia Board of Pensions and Retirement. The defendants are KLA-Tencor, Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Gary E. Dickerson, Richard J. Elkus, Jr., Jeffrey L. Hall, Stephen P. Kaufman, John H. Kispert, Kenneth Levy, Michael E. Marks, Stuart J. Nichols, Kenneth L. Schroeder, Jon D. Tompkins, Lida Urbanek and Richard P. Wallace.

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

Another plaintiff, Chris Crimi, filed a putative class action complaint in the Superior Court of the State of California for the County of Santa Clara on September 4, 2007 against the Company and certain of its current and former directors and officers. The plaintiff seeks to represent a class consisting of persons who held KLA-Tencor common stock between September 20, 2002 and September 27, 2006, alleges causes of action for breach of fiduciary duty and rescission based on alleged misstatements and omissions in the Company’s SEC filings concerning the Company’s past stock option grants, and seeks unspecified damages based upon purported dilution of the Company’s stock, injunctive relief, and rescission. The named defendants, in addition to the Company, are Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Richard J. Elkus, Jr., Stephen P. Kaufman, Kenneth Levy, Michael E. Marks, Dean O. Morton, Kenneth L. Schroeder, Jon D. Tompkins, and Richard P. Wallace. This litigation is at an early stage, and the defendants have not yet been required to respond to the complaint. The Company intends to vigorously defend this litigation.

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

Other Legal Matters. The Company is named from time to time as a party to lawsuits in the normal course of its business. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three months ended September 30, 2007 and 2006:

	Three months ended
(In thousands)	September 30, 2007	September 30, 2006
Receivables sold under factoring agreements	$70,534	$79,828
Proceeds from sales of LCs	$6,818	$30,189
Discounting fees paid on sales of LCs (1)	$21	$365

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

Facilities. KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases and, as such, these facilities are not included on its Condensed Consolidated Balance Sheet. Rent expense was approximately $3.0 million and $2.0 million for the three months ended September 30, 2007 and 2006, respectively.

The following is a schedule of operating lease payments (in thousands):

Fiscal year ended June 30,	Amount
2008 (remaining 9 months)	$7,705
2009	8,160
2010	5,545
2011	3,868
2012	2,371
2013 and thereafter	8,388

Total minimum lease payments	$36,037

Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. KLA-Tencor’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $159.3 million as of September 30, 2007 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

The following table provides the changes in the product warranty accrual for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,
( In thousands)	2007	2006
Beginning balance	$52,838	$45,642
Accruals for warranties issued during the period	14,845	14,254
Changes in liability related to pre-existing warranties	(496)	(2,470)
Settlements made during the period	(15,909)	(10,443)

Ending balance	$51,278	$46,983

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

The Company maintains guarantee arrangements of $29.8 million in various locations to fund customs guarantees for VAT and letter of credit needs of its subsidiaries in Europe and Asia. Approximately $19.9 million was outstanding under these arrangements as of September 30, 2007.

NOTE 11 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets. As a result, KLA-Tencor is exposed to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts and options to hedge against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes.

The outstanding hedge contracts, with maximum maturity of 13 months, were as follows:

(In thousands)	As of September 30, 2007	As of June 30, 2007
Cash flow hedge contracts
Purchase	$11,660	$4,651
Sell	(246,316)	(242,942)
Other foreign currency hedge contracts
Purchase	134,774	126,992
Sell	(301,056)	(265,378)

Net	$(400,938)	$(376,677)

NOTE 12 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2007 and 2006, the Company purchased from, or sold to, JDS Uniphase Corporation, Freescale Semiconductor, Inc., National Semiconductor Corp., STMicroelectronics, NV and Oracle Corporation, where one or more members of the Company’s Board of Directors also serves as an executive officer or board member. For the three months ended September 30, 2007 and 2006, the Company’s total revenues from transactions with these parties from the period that they were considered related were approximately $12 million and $2 million, respectively. In addition, for the three months ended September 30, 2007 and 2006 the Company’s total purchases from transactions with these parties were approximately $2 million and $0.5 million. The Company had a receivable balance from these parties of approximately $8 million and $7 million at September 30, 2007 and June 30, 2007, respectively. Management believes that such transactions are at arms length and on similar terms as would have been obtained from unaffiliated third parties.

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

KLA-Tencor is engaged primarily in designing, manufacturing, and marketing process control and yield management solutions for the semiconductor and related microelectronics industries. All operating units have been aggregated due to their inter-dependencies, commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes. The Company’s service products are an extension of the system product portfolio and provide customers with spare parts and fab management services (including system preventive maintenance and optimization services) to improve yield, increase production uptime and throughput, and lower the cost of ownership. Since KLA-Tencor operates in one segment, all financial segment information required by SFAS No. 131 can be found in the condensed consolidated financial statements.

KLA-Tencor’s significant operations outside the United States include manufacturing facilities in Israel and Singapore, and sales, marketing and service offices in Western Europe, Japan and the Asia Pacific region. For geographical revenue reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist primarily of net property and equipment and are attributed to the geographic region in which they are located.

The following is a summary of revenues by geographic region for the three months ended September 30, 2007 and 2006:

	Three months ended
	September 30,
(In thousands)	2007	2006
Revenue:
United States	$146,953	$130,257
Taiwan	197,014	137,297
Japan	182,210	107,266
Europe & Israel	69,778	70,319
Korea	34,059	87,315
Asia Pacific	63,006	96,909

Total	$693,020	$629,363

Long-lived assets by geographic region as of September 30, 2007 and June 30, 2007 were as follows:

(In thousands)	September 30, 2007	June 30, 2007
Long-lived assets:
United States	$313,395	$321,146
Taiwan	1,615	1,720
Japan	6,002	6,821
Europe & Israel	11,726	11,466
Korea	6,134	6,524
Asia Pacific	51,196	46,301

Total	$390,068	$393,978

The following is a summary of revenues by major products for the three months ended September 30, 2007 and 2006 (as a percentage of total revenue):

	Three months ended September 30,
	2007	2006
Revenue:
Defect inspection	59%	64%
Metrology	22%	15%
Service	16%	15%
Other	3%	6%

Total	100%	100%

For the three months ended September 30, 2007 and September 30, 2006, no customer accounted for greater than 10% of revenue. As of June 30, 2007, no customer accounted for greater than 10% of net accounts receivable. As of September 30, 2007, one customer accounted for approximately 10% of net accounts receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations; the percentage of spending that our customers allocate to process control; orders for our products and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; the future impact of the restatement of our historical financial statements, shareholder litigation and related matters arising from the discovery that we had retroactively priced stock options (primarily from July 1, 1997 to June 30, 2002) and had not accounted for them correctly; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; the future of our product shipments and our product and service revenues; our future gross margins; our future selling, general and administrative expenses; international sales and operations; maintenance of our competitive advantage; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; dividends; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2007, filed with the Securities and Exchange Commission on August 20, 2007. You should carefully review these risks and also review the risks described in this document and the other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file during the remainder of the fiscal year ending June 30, 2008. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation to update the forward-looking statements in this report after the date hereof.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

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

•

When the customer fab has previously accepted the same tool, with the same specifications, and it can be objectively demonstrated that the tool meets all of the required acceptance criteria upon shipment, revenue is recognized upon shipment. The portion of revenue associated with installation is deferred based on estimated fair value, and that revenue is recognized upon completion of the installation;

•

When the customer withholds signature on our acceptance document due to issues unrelated to product performance, revenue is recognized when the system is performing as intended and meets all published and contractually agreed specifications; and

•	When the system is damaged during transit, revenue is recognized upon receipt of cash payment from the customer.

Total revenue recognized without a written acceptance from the customer was approximately 13.9% and 6.4% of total revenues for the three months ended September 30, 2007 and September 30, 2006, respectively. The increase in revenue recognized without a written acceptance is primarily driven by increased shipments of tools that have previously met the required acceptance criteria at those customer fabs, and an increase in sales of systems with perfunctory installation. Shipping charges billed to customers are included in system revenue, and the related shipping costs are included in costs of revenues.

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

Warranty. We provide standard warranty coverage on our systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, we calculate the average service hours and parts expense per system and apply the labor and overhead rates to determine the estimated warranty charge. We update these estimated charges on a quarterly basis. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty reserves accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited or no historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. Non-standard warranty generally includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is deferred as unearned revenue and is recognized ratably as revenue when the applicable warranty term period commences. See Note 10, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for a detailed description.

Allowance for Doubtful Accounts. A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon our assessment of the expected collectibility of all accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. We take into consideration (1) any circumstances of which we are aware of a customer’s inability to meet its financial obligations; and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, and the financial condition of any of our customers is adversely affected and they are unable to meet their financial obligations to us, we may need to take additional allowances, which would result in a reduction of our net income.

Stock-Based Compensation. Beginning July 1, 2005, we have accounted for stock-based compensation using the fair value of stock options based on a Black-Scholes option-pricing model, consistent with the provisions of SFAS No. 123(R), as clarified by SEC SAB No. 107. We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, during the fiscal years ended June 30, 2006 and 2007, we recorded stock-based compensation expense totaling the amount that would have been recognized had the fair value method been applied under SFAS No. 123 since the effective date of SFAS No. 123 for the grants made prior to the fiscal year ended June 30, 2006, and under SFAS No. 123(R) for the grants made during the fiscal years ended June 30, 2006 and 2007.

SFAS No. 123(R) requires the use of option-pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the underlying stock. The expected stock price volatility assumption was determined using the implied volatility of the Company’s common stock. Our computation of expected volatility is based on market-based implied volatility from traded options on our stock. We determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a blended volatility. Prior to the adoption of SFAS No. 123(R), we used a combination of historical and implied volatility in deriving the expected volatility assumption.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). We have elected not to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). We followed paragraph 81 of SFAS No. 123(R) to calculate the initial pool of excess tax benefits and to determine the subsequent impact on the Additional Paid-in-Capital (“APIC”) pool and

Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS No. 123(R). We have elected to ignore the indirect tax effects of stock-based compensation deductions when calculating the windfall benefits and are recognizing the full effect of these deductions in the income statement in the period in which the taxable event occurs. See Note 4, “Stock-Based Compensation” to the Condensed Consolidated Financial Statements for a detailed description.

Contingencies and Litigation. We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and charge operations for the estimated costs expected to be incurred over the next twelve months of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. See Note 9, “Litigation and Other Legal Matters” and Note 10, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for a detailed description.

Goodwill and Intangible Assets. As required by SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. Purchased technology, patents, trademarks and other intangible assets are presented at cost, net of accumulated amortization. Intangible assets are amortized on a straight line basis which approximates their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We completed the annual evaluation of the goodwill by reporting unit during the quarter ended December 31, 2006 and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the quarter ended December 31, 2006.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

We adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on July 1, 2007. See Note 8, “Income Taxes” to the Condensed Consolidated Financial Statements for a detailed description.

Effects of Recent Accounting Pronouncements. In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF Issue No. 07-3 is effective for fiscal years beginning July 1, 2008. The adoption of these provisions is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

EXECUTIVE SUMMARY

KLA-Tencor Corporation is the world’s leading supplier of process control and yield management solutions for the semiconductor and related microelectronics industries. Within our primary area of focus, our comprehensive portfolio of products, services, software and expertise helps integrated circuit manufacturers manage yield throughout the entire wafer fabrication process – from research and development to final volume production yield analysis.

Revenues, income from operations, net income, cash flow from operations, and diluted earnings per share are some of the key indicators we use to monitor our financial condition and operating performance. The following table sets forth some of the key quarterly unaudited financial information which we use to manage our business.

	Fiscal year 2008	Fiscal year 2007
(In thousands)	First Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$693,020	$629,363	$649,270	$716,208	$736,388
Income from operations	$177,278	$153,990	$78,359	$182,655	$174,864
Net income	$88,158	$135,922	$90,049	$154,785	$147,342
Cash flow from operations	$205,162	$106,968	$149,640	$198,608	$155,470
Net income per share-diluted	$0.46	$0.67	$0.44	$0.76	$0.75

Industry Trends

As a supplier to the global semiconductor and semiconductor-related industries, we are subject to business cycles, the timing, length and volatility of which can be difficult to predict. The industries we serve have historically been cyclical due to sudden changes in demand and manufacturing capacity. We expect our customers’ capital spending on process control to increase over the long term. We believe that this increase in process control spending will be driven by the demand for more precise diagnostics capabilities to address multiple new defects as a result of further shrinking of device feature sizes, the transition to new materials, new devices and circuit architecture, new lithography challenges and fab process innovation. We anticipate that these factors will drive increased demand for our products and services over the coming years. The key drivers in the semiconductor equipment industry in calendar year 2007 are the continued progression of transition to 300mm, ramping up at the 65nm design nodes and increasing adoption of 45nm technology. These drivers are fueled by competitive pressures for our customers to improve yields, lower their costs and get to market quicker in order to benefit from the increased demand for products from the consumer electronics, computing and communication industries.

RESULTS OF OPERATIONS

Revenues and Gross Margin

	Three months ended
(In thousands)	September 30, 2007	June 30, 2007	September 30, 2006	Q1 FY08 vs. Q4 FY07	Q1 FY08 vs. Q1 FY07
Revenues:
Product	$578,432	$626,323	$530,927	$(47,891)	-8%	$47,505	9%
Service	$114,588	$110,065	98,436	$4,523	4%	16,152	16%

Total revenues	$693,020	$736,388	$629,363	$(43,368)		$63,657

Cost of revenues	$305,893	$315,681	$270,119	$(9,788)	-3%	$35,774	13%
Stock-based compensation expense included in costs of revenues	$6,253	$5,965	$8,587	$288		$(2,334)
Gross margin percentage	56%	57%	57%	-1%		-1%
Stock-based compensation expense included in cost of revenues as a percentage of total revenues	1%	1%	1%	0%		0%

Product revenues

Product revenues decreased during the first quarter of fiscal year 2008 from the fourth quarter of fiscal year 2007 as a result of lower backlog of shipped tools awaiting customer acceptance at the beginning of the first quarter of fiscal year 2008, lower revenue on shipment of tools that have previously met the required acceptance criteria and lower revenue from buyouts of tools on consignment by our customers. Product revenues increased during the first quarter of fiscal year 2008 from the corresponding period in fiscal year 2007, primarily as a result of a higher level of backlog of shipped tools awaiting customer acceptance at the beginning of the fourth quarter of fiscal year 2007 which reflected a higher level of customer spending. The higher level of customer spending was driven by our customers’ demand for more precise diagnostics capabilities to address multiple new defects as a result of further shrinking of device feature sizes, the transition to new materials, new devices and circuit architecture, new lithography challenges and fab process innovation.

For the three months ended September 30, 2007 and 2006, no customer accounted for greater than 10% of revenue. As of June 30, 2007, no customer accounted for greater than 10% of net accounts receivable. As of September 30, 2007, one customer accounted for approximately 10% of net accounts receivable.

Service revenues

Service revenues are generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. Service revenues continued to increase through the periods disclosed in the table above as our installed base of equipment at our customers’ sites continued to grow. The amount of service revenues generated is generally a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems.

Revenues by region

Revenues by region for the periods indicated were as follows:

	Three months ended
(In thousands)	September 30, 2007		June 30, 2007		September 30, 2006
United States	$146,953	21%	$153,317	21%	$130,257	21%
Taiwan	197,014	29%	151,393	21%	137,297	22%
Japan	182,210	26%	185,166	25%	107,266	17%
Europe & Israel	69,778	10%	67,504	9%	70,319	11%
Korea	34,059	5%	75,523	10%	87,315	14%
Asia Pacific	63,006	9%	103,485	14%	96,909	15%

Total	$693,020	100%	$736,388	100%	$629,363	100%

A significant portion of our revenues continues to be generated in Asia, where a substantial portion of the world’s semiconductor manufacturing capacity is located, and we expect that will continue to be the case.

Gross margin

Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products. The decrease in gross margin during the first quarter of fiscal year 2008 compared to the corresponding period of the fiscal year 2007 is primarily due to costs of $10.0 million related to the amortization of intangibles and fair value adjustment for inventory of acquisitions completed as of June 30, 2007.

The slight decrease in gross margin during the first quarter of fiscal 2008 compared to the fourth quarter of fiscal year 2007 is due to lower levels of revenue.

Engineering, Research and Development (“R&D”)

	Three months ended
(In thousands)	September 30, 2007	June 30, 2007	September 30, 2006
				Q1 FY08 vs. Q4 FY07		Q1 FY08 vs. Q1 FY07
R&D expenses	$99,344	$123,854	$99,293	$(24,510)	-20%	$51	0%
Stock-based compensation expense included in R&D expenses	$8,592	$8,447	$11,705	$145	2%	$(3,113)	-27%
R&D expenses as a percentage of total revenues	14%	17%	16%	-3%		-2%

	Three months ended
(In thousands)	September 30, 2007	June 30, 2007	September 30, 2006
				Q1 FY08 vs. Q4 FY07	Q1 FY08 vs. Q1 FY07
Stock-based compensation expense included in R&D expenses as a percentage of total revenues	1%	1%	2%	0%	-1%

R&D expenses during the first quarter of fiscal year 2008 were flat compared to the corresponding period in fiscal year 2007. The decrease in R&D expenses during the first quarter of fiscal year 2008 compared to the fourth quarter of fiscal year 2007 primarily reflects the following additional charges recorded during the fourth quarter of fiscal year 2007:

•	$12.3 million for in-process research and development charges and amortization of intangibles associated with the acquisitions that we had completed as of June 30, 2007;

•	$10.0 million for impairment of certain patents that we determined not to further develop and for which we did not have any alternative use;

•	$2.2 million for severance and benefits related to an employee workforce reduction.

R&D expenses include the benefit of $4.1 million, $2.1 million and $3.0 million of external funding received during the three months ended September 30, 2007, June 30, 2007, and September 30, 2006, respectively, for certain strategic development programs from government grants.

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

Selling, General and Administrative (“SG&A”)

	Three months ended
(In thousands)	September 30, 2007	June 30, 2007	September 30, 2006	Q1 FY08 vs. Q4 FY07		Q1 FY08 vs. Q1 FY07

SG&A expenses	$110,505	$121,989	$105,961	$(11,484)	-9%	$4,544	4%
Stock-based compensation expense included in SG&A expenses	$13,238	$11,982	$16,755	$1,256	10%	$(3,517)	-21%
SG&A expenses as a percentage of total revenues	16%	17%	17%	-1%		-1%
Stock-based compensation expense included in SG&A expenses as a percentage of total revenues	2%	2%	3%	0%		-1%

SG&A expenses during the first quarter of fiscal year 2008 were slightly higher compared to the corresponding period in fiscal year 2007 primarily due to severance and benefits related to employee workforce reduction of $1.4 million recorded in the first quarter of fiscal year 2008. The decrease in SG&A expenses during the first quarter of fiscal year 2008 compared to the fourth quarter of fiscal year 2007 reflects a decrease in severance and benefits related to employee workforce reduction from $6.1 million in the fourth quarter of fiscal year 2007 to $1.4 million in the first quarter of fiscal year 2008. In addition, in the first quarter of fiscal 2008, we had lower employee compensation costs attributable to cost saving strategies.

Interest Income and Other, Net

	Three months ended
(Dollar amounts in thousands)	September 30, 2007	June 30, 2007	September 30, 2006
Interest income and other, net	$17,474	$21,436	$22,457
Percentage of total revenues	3%	3%	4%

Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as gains or losses recorded upon settlement of certain foreign currency contracts. The decrease in interest income and other, net in the first quarter of fiscal year 2008 compared to the first and fourth quarters of fiscal year 2007 was primarily due to lower levels of cash as a result of share repurchases of

$683.5 million in the first quarter of fiscal year 2008. Additionally, the decrease in interest income and other, net in the first quarter of fiscal year 2008 as compared to the fourth quarter of fiscal year 2007 was due to a gain of $3.9 million from the sale of equity interest in a development stage company recorded in the fourth quarter of fiscal year 2007.

Provision for Income Taxes

Our effective income tax rate was 54.6%, 24.9%, and 23.4% for the three months ended September 30, 2007, June 30, 2007 and September 30, 2006, respectively.

The increase in the effective tax rate from 24.9% and 23.4% for the three months ended June 30, 2007 and September 30, 2006, respectively, to 54.6% for the three months ended September 30, 2007, is primarily due to the immediate impact of $46.6 million of incremental U.S. tax expense associated with this quarter’s implementation of our global manufacturing strategy. In addition, there was an increase to the effective tax rate for the three months ended September 30, 2007 compared to the three months ended June 30, 2007 and September 30, 2006 due to decreases in the tax benefits related to tax exempt interest, research and development credit and extraterritorial income exclusion. We expect the tax rate in future periods of the year ending June 30, 2008 to result in an annual rate of approximately 37% which includes the effect of the higher tax expense associated with the implementation of our global manufacturing strategy.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, non tax-deductible expenses incurred in connection with acquisitions, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of our tax planning strategies.

Equity Incentive Program

The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain key employees, and align stockholder and employee interests. The equity incentive program consists of two plans: one under which non-employee directors may be granted options to purchase shares of the Company’s stock, and another in which non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of the Company’s stock, restricted stock units and other types of equity awards. For the past several years until June 30, 2006, stock options (except for the retroactively priced options which were granted primarily from July 1, 1997 to June 30, 2002) were generally granted at the market price of the Company’s common stock on the date of grant, with a vesting period of five years and an exercise period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as time-based or performance-based vesting. Substantially all of the Company’s employees that meet established performance goals and qualify as key employees participate in its main equity incentive plan. Since July 1, 2006, the Company has granted only restricted stock units under its equity incentive program, except for options granted to non-employee directors as part of their regular compensation package for service through September 30, 2007.

On October 18, 2004, our stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) which provides for the grant of options to purchase shares of our common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to our employees, consultants and members of our Board of Directors. Since the adoption of the 2004 Plan, no further grants are permitted under the 1982 Stock Option Plan or 2000 Nonstatutory Stock Option Plan. The 2004 Plan permits the issuance of up to 12.5 million shares of common stock, of which 1.6 million shares were available for grant as of September 30, 2007. Our Board of Directors has approved an increase of 8.5 million shares of common stock to the number of shares reserved for issuance under the 2004 Plan, subject to stockholder approval of such increase at our Annual Meeting of Stockholders to be held on November 15, 2007. Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto. Total options outstanding under all plans as of September 30, 2007 were 16.9 million. As of September 30, 2007 and 2006, restricted stock units outstanding that had been granted to senior management with performance-based vesting were approximately 0.2 million and 0.4 million, respectively.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

(In thousands except for Weighted-Average Exercise Price)	Available For Grant	Options Outstanding	Weighted- Average Exercise Price
Balances at June 30, 2007	3,317	19,585	$42.28
Plan shares expired	(141)	—	—
Options granted	(12)	12	$56.79
Restricted stock units granted(1)	(425)	—	—
Restricted stock units canceled(1)	164	—	—
Options canceled/expired/forfeited	242	(242)	$45.43
Options exercised	—	(2,466)	$39.20

Balances at September 30, 2007	3,145	16,889	$42.70

(1)

Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto.

The weighted-average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three months ended September 30, 2007 and 2006 was $18.25 and $13.51 per share, respectively. As of September 30, 2007, 11.5 million options were exercisable with a weighted-average exercise price of $41.77 per share and weighted-average remaining contractual term of 5 years. The aggregate intrinsic value for the options exercisable as of September 30, 2007 was $161.0 million.

The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $50.5 million and $10.0 million, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended September 30, 2007 and 2006 was approximately $96.7 million and $18.6 million, respectively. In connection with these exercises, the tax benefits realized by the Company for the three months ended September 30, 2007 and 2006 was $17.5 million and $3.6 million, respectively.

The Company currently settles employee stock option exercises with newly issued common shares.

Restricted Stock Units

The following table shows the number of restricted stock units granted, grant-date fair value, and stock-based compensation expense for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,
(In thousands)	2007	2006
Number of shares granted	236	2,536
Grant-date fair value	$8,306	$81,306
Stock-based compensation expense	$7,020	$2,474

Beginning in the fiscal year ended June 30, 2007, the restricted stock units generally vest in two equal installments on the second and fourth anniversaries of the date of grant. Prior to the fiscal year ended June 30, 2007, the restricted stock units generally vested in two equal installments over four or five years from the anniversary date of the grant. The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of award. The restricted stock units were awarded under the 2004 Plan, and each unit will entitle the recipient to one share of common stock when the applicable vesting requirements for that unit are satisfied. However, for each share actually issued under the awarded units, the share reserve under the 2004 Plan will be reduced by 1.8 shares, as provided under the terms of the 2004 Plan.

As of September 30, 2007, the unrecognized stock-based compensation balance related to restricted stock units was $72.1 million and will be recognized over an estimated weighted-average amortization period of 3.3 years. Additionally, the number of restricted stock units outstanding as of September 30, 2007 was 4.2 million.

Employee Stock Purchase Plan

KLA-Tencor’s Amended and Restated 1997 Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase of KLA-Tencor’s common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the fair market value of the common stock at the time of enrollment into the offering period versus the fair market value on the date of purchase. Offering periods are generally two years in length. On September 28, 2006, the ESPP was suspended due to the ongoing stock option investigation, and accordingly there were no shares purchased under the ESPP during the six months ended December 31, 2006. After the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 were filed on January 29, 2007, approximately 0.3 million shares were purchased under the ESPP on February 1, 2007.

The compensation expense in connection with the ESPP in the three months ended September 30, 2007 and 2006 was $4.1 million and $4.5 million, respectively, calculated in accordance with SFAS No. 123(R). There were no shares purchased under the ESPP during the three months ended September 30, 2007 and September 30, 2006. In connection with the disqualifying dispositions of shares purchased under the ESPP, the Company realized tax benefits of $0.6 million for the three months ended September 30, 2007.

The number of shares available for issuance under the ESPP is replenished annually, typically on the first day of each fiscal year, by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of September 30, 2007, a total of 1.1 million shares were reserved and available for issuance under the ESPP; however, that number does not include any shares expected to be added to the ESPP with respect to fiscal year 2008.

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	September 30, 2007	June 30, 2007
Cash and cash equivalents	$514,051	$722,511
Marketable securities	768,882	988,118

Total cash, cash equivalents and marketable securities	$1,282,933	$1,710,629

Percentage of total assets	31%	37%

	Three months ended
(In thousands)	September 30, 2007	September 30, 2006
Cash provided by operating activities	$205,162	$106,968
Cash provided by (used in) investing activities	204,427	(34,167)
Cash used in financing activities	(612,498)	(4,515)
Effect of exchange rate changes on cash and cash equivalents	(5,551)	2,492

Net increase (decrease) in cash and cash equivalents	$(208,460)	$70,778

We have historically financed our operations through cash generated from operations. Cash provided by operating activities was $205.2 million and $107.0 million for the three months ended September 30, 2007 and 2006, respectively. Cash provided by operating activities during the three months ended September 30, 2007 consisted primarily of net income of $88.2 million, increased by non-cash depreciation and amortization of $25.0 million, and stock-based compensation of $28.1 million, a decrease in inventories of $39.7 million, and an increase in accounts payable of $26.3 million, partially offset by an increase in accounts receivable of $18.8 million.

Cash provided by operating activities during the three months ended September 30, 2006 consisted primarily of net income of $135.9 million, increased by non-cash depreciation and amortization of $14.8 million and stock-based compensation of $37.0 million and a decrease in accounts receivable of $20.6 million due to improved collection efforts, partially offset by an increase in inventories of $43.1 million to meet the production demand triggered by new order increases from previous quarters as well as anticipated future demand, and a decrease in other current liabilities of $64.7 million due to tax payments made in the quarter ended September 30, 2006.

Investing activities typically consist of purchases and sales or maturities of marketable securities, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new markets or emerging technologies. Cash provided by investing activities was $204.4 million during the three months ended September 30, 2007, while cash used in investing activities was $34.2 million during the three months ended September 30, 2006.

Financing activities include dividend payments to our common stockholders and sales and repurchases of our common stock. Issuance of common stock provided $96.7 million and $18.6 million in the three months ended September 30, 2007 and 2006, respectively.

Since the inception of the repurchase program in 1997 through September 30, 2007, the Board of Directors has authorized the Company to repurchase a total of 47.8 million shares, including 10.0 million authorized in August 2007. We used $683.5 million in the three months ended September 30, 2007 to repurchase 11.7 million shares of our common stock. Because the stock repurchase program was suspended in May 2006 and resumed in February 2007, we did not repurchase stock in the three months ended September 30, 2006. The decrease in cash, cash equivalents and marketable securities from the three months ended September 30, 2006 to the three months ended September 30, 2007 was primarily due to the repurchase of shares in the first quarter of fiscal year 2008.

During the third quarter of the fiscal year ended June 30, 2005, our Board of Directors approved the initiation of a quarterly cash dividend. During the three months ended September 30, 2007, the Company declared a dividend of $0.15 per share of our outstanding common stock, which was paid on September 1, 2007 to our stockholders on record as of August 20, 2007. During the same period in fiscal year 2007, the Company declared and paid a quarterly cash dividend of $0.12 per share. The total amount of dividends paid during the three months ended September 30, 2007 and 2006 was $28.5 million and $24.2 million, respectively.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of September 30, 2007:

(in thousands)	Total	2008 (1)	2009	2010	2011	2012	Thereafter
Purchase commitments	$159,334	$152,965	$6,369	$—	$—	$—	$—
Operating leases	36,037	7,705	8,160	5,545	3,868	2,371	8,388
Pension obligations	10,171	648	924	976	1,001	902	5,720
Other obligations	37,659	37,659	—	—	—	—	—

Total contractual cash obligations	$243,201	$198,977	$15,453	$6,521	$4,869	$3,273	$14,108

(1)	Remaining 9 months

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, from time to time we will discount, without recourse, Letters of Credit (“LCs”) received from customers in payment of goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three months ended September 30, 2007 and 2006:

	Three months ended
(In thousands)	September 30, 2007	September 30, 2006
Receivables sold under factoring agreements	$70,534	$79,828
Proceeds from sales of LCs	$6,818	$30,189
Discounting fees paid on sales of LCs (1)	$21	$365

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

We maintain guarantee arrangements of $29.8 million in various locations to fund customs guarantees for VAT and LC needs of our subsidiaries in Europe and Asia. Approximately $19.9 million was outstanding under these arrangements as of September 30, 2007.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $159.3 million as of September 30, 2007 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

As of September 30, 2007, the non-current tax payable under FIN 48 was $87.4 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. This obligation is excluded from the schedule summarizing our significant obligations to make future payments under contractual obligations as of September 30, 2007 presented above.

We provide standard warranty coverage on our systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to cost of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited or no historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. Non-standard warranty coverage generally includes services incremental to the standard 40-hour per week coverage for twelve months. See Note 10 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for a detailed description.

Working capital decreased to $1,857.8 million as of September 30, 2007, compared to $2,247.2 million as of June 30, 2007. This decrease is primarily due to cash payments for the repurchase of shares of $683.5 million in the first quarter of fiscal year 2008 offset by cash generated from operations in the first quarter of fiscal year 2008. As of September 30, 2007, our principal sources of liquidity consisted of $1,282.9 million of cash, cash equivalents, and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

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

(In thousands)
	As of September 30, 2007	As of June 30, 2007
Cash flow hedge contracts
Purchase	$11,660	$4,651
Sell	(246,316)	(242,942)
Other foreign currency hedge contracts
Purchase	134,774	126,992
Sell	(301,056)	(265,378)

Net	$(400,938)	$(376,677)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 30, 2007. Actual results may differ materially.

As of September 30, 2007, we had an investment portfolio of fixed income securities of approximately $768.9 million, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2007, the fair value of the portfolio would have declined by $3.9 million.

As of September 30, 2007, we had net forward contracts to sell $400.9 million in foreign currency in order to hedge currency exposures (see Note 11, “Derivative Instruments and Hedging Activities,” to Condensed Consolidated Financial Statements (unaudited) for a detailed description). If we had entered into these contracts on September 30, 2007, the U.S. dollar equivalent would be $402.1 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $57.5 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.

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

The information set forth above under Note 9 contained in the Condensed Consolidated Financial Statements in Item 1 of Part 1 is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

The risk factors included herein include any material changes to and supersede the description of the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended June 30, 2007, filed with the Securities and Exchange Commission on August 20, 2007.

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

Most of our manufacturing facilities are located in the United States, with additional operations located in Israel and Singapore. Operations at our manufacturing facilities and our assembly subcontractors are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, fire, earthquake, energy shortages, flooding or other natural disasters. Such disruption could cause delays in shipments of products to our customers. We cannot ensure that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms.

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

The threat of terrorism targeted at the regions of the world in which we do business increases the uncertainty in our markets. Any act of terrorism which affects the economy or the semiconductor industry could adversely affect our business. Increased international political instability, disruption in air transportation and further enhanced security measures as a result of terrorist attacks, and the continuing instability in the Middle East, may hinder our ability to do business and may increase our costs of operations. Such continuing instability could cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. This same instability could have the same effects on our suppliers and their ability to timely deliver their products.

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

A change in the effective tax rate can have a significant adverse impact on our business.

A number of factors may harm our future effective tax rates such as the jurisdictions in which profits are determined to be earned and taxed, the resolution of issues arising from tax audits with various tax authorities, changes in the valuation of our deferred tax assets and liabilities, adjustments to estimated taxes upon finalization of various tax returns, increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions, changes in available tax credits, changes in share-based compensation expense, changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles and the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. A change in the effective tax rate can adversely impact our results from operations.

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

As previously disclosed, the Company has undergone an investigation of the Company’s historical stock option practices by the Special Committee of the Company’s Board of Directors (for more information regarding the Special Committee investigation and its findings, please refer to Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which was filed with the SEC on August 20, 2007). As a result of that Special Committee investigation and our management’s internal review of our historical stock option practices and related matters, we identified past material weaknesses in our internal controls and procedures (see Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which was filed with the SEC on August 20, 2007). A “material weakness” is a control deficiency, or combination of them, that results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. We believe that we have remedied the past material weaknesses in our internal controls and procedures, but there can be no assurance that our corrections were sufficient or fully effective, or that we will not discover additional material weaknesses in our internal controls and procedures in the future.

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

ITEM 2.	UNREGISTERED SALES AND PURCHASES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the quarter ended September 30, 2007. (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1, 2007 to July 31, 2007(2)	25,000	$57.50	12,711,500
August 1, 2007 to August 31, 2007(2)	10,110,500	$58.92	12,601,000	(4)
September 1, 2007 to September 30, 2007(2)	1,520,000	$56.83	11,081,000

Total	11,655,500	$58.64

(1)	In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. This program was put into place to reduce the dilution from KLA-Tencor’s issuance of shares pursuant to its employee benefit and incentive plans such as the stock option and employee stock purchase plans and to return excess cash to the Company’s stockholders. Since the inception of the repurchase program in 1997 through September 30, 2007, the Board of Directors has authorized KLA-Tencor to repurchase a total of 47.8 million shares, including 10.0 million authorized in August 2007. The Company’s systematic buyback program was suspended in May 2006, and resumed in February 2007.

(2)	All shares were purchased pursuant to the publicly announced repurchase programs described in footnote 1 above.

(3)	The stock repurchase programs have no expiration date. Future repurchases of the Company’s common stock under the Company’s repurchase programs may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.

(4)	Reflects the authorization by the Company’s Board of Directors in August 2007 for KLA-Tencor to repurchase up to an additional 10.0 million shares of its common stock under the repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.38	Fiscal Year 2008 Performance Bonus Plan * +

10.39	Executive Severance Plan (as amended on September 20, 2007) *

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.

*	Denotes a management contract, plan or arrangement

+	Confidential treatment has been requested as to a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

October 31, 2007	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
Chief Executive Officer
(Principal Executive Officer)

October 31, 2007	/s/ JEFFREY L. HALL
(Date)	Jeffrey L. Hall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

KLA-TENCOR CORPORATION

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.38	Fiscal Year 2008 Performance Bonus Plan * +

10.39	Executive Severance Plan (as amended on September 20, 2007) *

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement

+	Confidential treatment has been requested as to a portion of this exhibit.