Form 10-Q
period 2007-12-31
KLA TENCOR CORP
filed 2008-01-28
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2007

or

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of January 16, 2008 there were 180,050,561 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KLA-TENCOR CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	December 31, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$547,643	$722,511
Marketable securities	749,561	988,118
Accounts receivable, net	578,595	581,500
Inventories	482,948	535,370
Deferred income taxes	343,088	339,133
Other current assets	110,475	86,139

Total current assets	2,812,310	3,252,771
Land, property and equipment, net	361,725	382,240
Goodwill	310,209	311,856
Purchased intangibles, net	153,023	175,432
Other assets	516,558	500,950

Total assets	$4,153,825	$4,623,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,691	$92,165
Deferred system profit	194,680	201,747
Unearned revenue	53,838	52,304
Other current liabilities	577,683	659,346

Total current liabilities	940,892	1,005,562
Non-current liabilities:
Income tax payable	84,289	—
Unearned revenue	47,279	46,950
Other non-current liabilities	37,586	20,695

Total liabilities	1,110,046	1,073,207
Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Common stock and capital in excess of par value	674,703	967,886
Retained earnings	2,340,557	2,570,751
Accumulated other comprehensive income	28,519	11,405

Total stockholders’ equity	3,043,779	3,550,042

Total liabilities and stockholders’ equity	$4,153,825	$4,623,249

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
(In thousands except per share data)	2007	2006	2007	2006
Revenues:
Product	$513,449	$544,302	$1,091,881	$1,075,229
Service	122,334	104,968	236,922	203,404

Total revenues	635,783	649,270	1,328,803	1,278,633

Costs and operating expenses:
Costs of revenues	285,005	297,772	590,898	567,891
Engineering, research and development	97,513	108,101	196,857	207,394
Selling, general and administrative	159,778	165,038	270,283	270,999

Total costs and operating expenses	542,296	570,911	1,058,038	1,046,484

Income from operations	93,487	78,359	270,765	232,349
Interest income and other, net	13,269	22,657	30,743	45,114

Income before income taxes and minority interest	106,756	101,016	301,508	277,463
Provision for income taxes	22,821	11,637	129,415	53,005

Income before minority interest	83,935	89,379	172,093	224,458
Minority interest	—	670	—	1,513

Net income	$83,935	$90,049	$172,093	$225,971

Net income per share:
Basic	$0.46	$0.45	$0.93	$1.13

Diluted	$0.45	$0.44	$0.91	$1.11

Weighted average number of shares:
Basic	181,241	199,789	184,516	199,603

Diluted	185,199	204,955	189,122	203,826

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended December 31,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$172,093	$225,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,297	43,847
Impairment charges	6,163	56,830
Gain on sale of real estate assets	(9,042)	—
Non-cash, stock-based compensation	51,335	53,115
Tax benefit from employee stock options	6,176	465
Excess tax benefit from stock-based compensation	(3,124)	(1,045)
Minority interest	—	(1,513)
Net (gain) loss on sale of marketable securities and other investments	(471)	1,489
Changes in assets and liabilities:
Accounts receivable, net	30,150	3,571
Inventories	57,479	(68,898)
Other assets	(16,491)	(15,571)
Accounts payable	21,777	1,936
Deferred system profit	(7,067)	7,251
Other liabilities	(30,686)	(50,840)

Net cash provided by operating activities	331,589	256,608

Cash flows from investing activities:
Acquisitions of businesses, net of cash received	(3,966)	(390,161)
Capital expenditures, net	(37,492)	(31,807)
Proceeds from sale of real estate assets	34,622	—
Purchase of available-for-sale securities	(583,799)	(2,034,266)
Proceeds from sale of available-for-sale securities	814,574	1,790,801
Proceeds from maturity of available-for-sale securities	9,800	163,668

Net cash provided by (used in) investing activities	233,739	(501,765)

Cash flows from financing activities:
Issuance of common stock	128,419	18,600
Common stock repurchases	(809,771)	—
Payment of dividends to stockholders	(55,610)	(48,127)
Excess tax benefit from stock-based compensation	3,124	1,045

Net cash used in financing activities	(733,838)	(28,482)

Effect of exchange rate changes on cash and cash equivalents	(6,358)	7,832

Net decrease in cash and cash equivalents	(174,868)	(265,807)
Cash and cash equivalents at beginning of period	722,511	1,129,191

Cash and cash equivalents at end of period	$547,643	$863,384

Supplemental cash flow disclosures:
Income taxes paid, net	$137,407	$124,940

Interest paid	$1,343	$1,175

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation. The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the SEC on August 20, 2007.

The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company has included the results of operations of acquired companies from the date of acquisition.

The results of operations for the three- and six-month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2008.

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

Recent Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations. SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 141(R) on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF Issue No. 07-3 is effective for the Company’s fiscal year beginning July 1, 2008. The adoption of EITF Issue No. 07-3 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

NOTE 2 – BALANCE SHEET COMPONENTS

(In thousands)	December 31, 2007	June 30, 2007
Marketable securities
U.S. Government agency securities	$3,065	$3,043
Municipal bonds	772,495	997,877
Corporate debt securities	—	3,500
Corporate equity securities	—	283
Money market bank deposits and other	278,540	538,275

	1,054,100	1,542,978
Less: Amounts included in cash equivalents	(304,539)	(554,860)

Short-term marketable securities	$749,561	$988,118

Accounts receivable, net
Accounts receivable, gross	$590,666	$593,229
Allowance for doubtful accounts	(12,071)	(11,729)

	$578,595	$581,500

Inventories
Customer service parts	$179,961	$175,763
Raw materials	142,683	155,846
Work-in-process	84,231	105,254
Finished goods and demonstration equipment	76,073	98,507

	$482,948	$535,370

Land, property and equipment, net
Land	$84,518	$84,456
Buildings and improvements	154,007	151,466
Machinery and equipment	399,597	419,840
Office furniture and fixtures	38,195	37,919
Leasehold improvements	143,135	141,236
Construction in process	25,007	17,191

	844,459	852,108
Less: Accumulated depreciation and amortization	(482,734)	(469,868)

	$361,725	$382,240

Other assets
Long-term investments	$181,161	$179,725
Deferred tax assets – long-term	325,484	309,487
Other	9,913	11,738

	$516,558	$500,950

Other current liabilities
Warranty and retrofit	$58,540	$66,669
Compensation and benefits	268,232	314,046
Income taxes payable	19,263	85,993
Accrued litigation costs	73,781	13,577
Other accrued expenses	157,867	179,061

	$577,683	$659,346

NOTE 3 – BUSINESS COMBINATIONS

During the three months ended December 31, 2007, the Company acquired a development stage company for $4.0 million. The acquisition has been accounted for as a purchase of assets primarily consisting of in-process research and development (“IPR&D”) for which technological feasibility has not been established and no future alternative uses exist. Upon the completion of the acquisition the Company expensed IPR&D of $3.4 million. The fair value of the purchased IPR&D and identified intangibles was determined using the income approach, which discounts expected future cash flows from projects to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. The Company determined a discount rate for each project based on the relative risks inherent in the project’s development horizon, the estimated costs of development, and the level of technological change in the project and the industry, among other factors.

On October 11, 2006, the Company completed its acquisition of all of the shares of ADE Corporation (“ADE”), a supplier of semiconductor process control solutions. With the acquisition, the Company gained entry into the wafer metrology market, expanded into a broader range of products and services, and gained access to ADE’s workforce and intellectual property portfolio.

The following table summarizes the fair values of the net assets acquired in conjunction with the ADE acquisition:

(In thousands)	Purchase Price Allocation
Cash	$99,673
Current assets	77,949
Intangibles:
Existing technology	59,900
Patents	30,200
Trade name / Trademarks	11,800
Customer relationships	26,800
In-Process R&D	2,900
Other intangible assets	8,300
Noncurrent assets	10,613
Goodwill	235,116
Liabilities assumed (1)	(72,172)

$491,079

Cash consideration	$490,070
Value of options assumed	1,009

Total consideration	$491,079

(1)	$5.2 million of accrued restructuring created as a result of the acquisition has been included in liabilities assumed.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill balances and the movements during the six months ended December 31, 2007:

(In thousands)	Amount
As of June 30, 2007	$311,856
Adjustments	(1,647)

As of December 31, 2007	$310,209

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to KLA-Tencor’s reporting units pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142. In accordance with SFAS No. 142, KLA-Tencor completed its annual evaluation of goodwill by reporting unit during the quarter ended December 31, 2007 and concluded that there was no impairment as of December 31, 2007. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the quarter ended December 31, 2007. Adjustments to goodwill during the six months ended December 31, 2007 resulted primarily from revisions to purchase price allocations related to entities that were acquired in the fiscal year ended June 30, 2007. For a detailed description of acquisitions completed in the fiscal year ended June 30, 2007, refer to Note 5, “Business Combinations” to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Purchased Intangible Assets

The components of purchased intangible assets as of December 31, 2007 and June 30, 2007 were as follows:

(in thousands)	Range of Useful Lives	As of December 31, 2007			As of June 30, 2007
Category		Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	4-7 years	$97,233	$24,862	$72,371	$96,534	$14,152	$82,382
Patents	6-13 years	38,997	13,935	25,062	38,997	8,114	30,883
Trade name / Trademark	4-10 years	20,835	3,952	16,883	20,835	2,086	18,749
Customer relationships	6-7 years	44,870	7,272	37,598	44,870	3,591	41,279
Other	0-1 year	10,750	9,641	1,109	10,695	8,556	2,139

Total		$212,685	$59,662	$153,023	$211,931	$36,499	$175,432

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the three months ended December 31, 2007, the Company discontinued certain products acquired during the fiscal year ended June 30, 2007. Accordingly, the Company determined that based on estimated cash flows, the carrying amount of certain related intangible assets, primarily existing technology and patents, exceeded fair value by $6.2 million. An impairment charge of $6.2 million was recorded during the three months ended December 31, 2007, of which $5.9 million was recorded to costs of revenues and $0.3 million to engineering, research and development costs.

For the three months ended December 31, 2007 and 2006, amortization expense for purchased intangible assets was $8.5 million and $12.7 million, respectively. For the six months ended December 31, 2007 and 2006, amortization expense for other intangible assets was $16.9 million and $13.5 million, respectively. Based on the intangible assets recorded as of December 31, 2007, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2008 (remaining 6 months)	$16,088
2009	30,893
2010	30,793
2011	29,786
2012	26,698
Thereafter	18,765

Total	$153,023

NOTE 5 – STOCK-BASED COMPENSATION

KLA-Tencor applies the provisions of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.

The following table shows pre-tax stock-based compensation expense for the three and six months ended December 31, 2007 and 2006:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Stock-based compensation expense:
Costs of revenues	$4,700	$8,002	$10,953	$16,589
Engineering, research and development	7,109	11,243	15,701	22,948
Selling, general and administrative	11,443	(3,177)	24,681	13,578

Total stock-based compensation	$23,252	$16,068	$51,335	$53,115

As of December 31, 2007, the unrecognized stock-based compensation balance was $190.5 million.

Stock Options

The following table shows the number of options granted and grant-date fair value after estimated forfeitures for the three and six months ended December 31, 2007 and 2006:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Number of options granted	12	—	24	190
Grant-date fair value after estimated forfeitures	$208	$—	426	$1,947

As of December 31, 2007, the unrecognized stock-based compensation balance related to stock options was $74.5 million and will be recognized over an estimated weighted average amortization period of 2.1 years.

The following table shows stock-based compensation capitalized as inventory and deferred system profit as of December 31, 2007 and June 30, 2007:

(In thousands)	December 31, 2007	June 30, 2007
Inventory	$6,507	$6,229
Deferred system profit	$1,057	$1,386

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), as clarified by SEC SAB No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended December 31,			Six months ended December 31,
	2007	2006		2007	2006
Stock option plan:
Expected stock price volatility	36%	(	*)	34%	35%
Risk free interest rate	4.0%	(	*)	4.4%	5.0%
Dividend yield	1.1%	(	*)	1.0%	1.2%
Expected life of options (in years)	4.7	(	*)	4.7	4.4
Stock purchase plan:
Expected stock price volatility	32%	(	*)	32%	35%
Risk free interest rate	4.9%	(	*)	4.9%	5.1%
Dividend yield	0.9%	(	*)	0.9%	1.2%
Expected life of options (in years)	1.3	(	*)	1.3	1.3

(*)	There were no stock options issued during the three months ended December 31, 2006.

SFAS No. 123(R) requires the use of option-pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was applied for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the underlying stock. The expected stock price volatility assumption was determined using the implied volatility of the Company’s common stock. The Company’s computation of expected volatility is based on market-based implied volatility from traded options on the Company’s stock. In the quarter ended September 30, 2005, the Company determined, and the Company continues to believe, that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a blended volatility.

Equity Incentive Program

The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain key employees, and align stockholder and employee interests. The equity incentive program consists of two plans: one under which non-employee directors may be granted options to purchase shares of the Company’s stock, and another in which non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of the Company’s stock, restricted stock units and other types of equity awards. For the past several years until June 30, 2006, stock options were generally granted at the market price of the Company’s common stock on the date of grant, with a vesting period of five years and an exercise period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as time-based or performance-based vesting. Substantially all of the Company’s employees that meet established performance goals and qualify as key employees participate in its main equity incentive plan. Since July 1, 2006, the Company has granted only restricted stock units under its equity incentive program, except for options granted to non-employee directors, which were part of their regular compensation package for service through the end of the first quarter of fiscal year 2008 but are no longer a component thereof.

On October 18, 2004, the Company’s stockholders originally approved the 2004 Equity Incentive Plan (the “2004 Plan”), and the stockholders approved an amendment to the 2004 Plan on November 15, 2007 to, among other things, increase the number of shares of the Company’s common stock reserved for issuance under the 2004 Plan by 8.5 million shares. The 2004 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to its employees, consultants and members of its Board of Directors. Since the adoption of the 2004 Plan, no further grants are permitted under the 1982 Stock Option Plan or 2000 Nonstatutory Stock Option Plan. The 2004 Plan permits the issuance of up to 21.0 million shares of common stock, of which 7.3 million shares were available for grant as of December 31, 2007. Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto. Total options outstanding under all plans as of December 31, 2007 were 16.3 million. During the six months ended December 31, 2007, approximately 0.5 million restricted stock units were granted to senior management with performance-based vesting.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

(In thousands except for Weighted-Average Exercise Price)	Available For Grant	Options Outstanding	Weighted- Average Exercise Price
Balances at June 30, 2007	3,317	19,585	$42.28
Plan shares expired	(316)	—	—
Options granted	(24)	24	$54.81
Restricted stock units granted(1)	(3,785)	—	—
Restricted stock units canceled(1)	456	—	—
Shares added to plans	8,500	—	—
Options canceled/expired/forfeited	610	(610)	$46.43
Options exercised	—	(2,744)	$39.01

Balances at December 31, 2007(2)	8,758	16,255	$44.36

(1)

Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto.

(2)

The 2004 Plan is the only equity incentive plan under which the Company is currently authorized to issue restricted stock units. As of December 31, 2007, there were 7.3 million shares available for grant under the 2004 Plan, which amount is equivalent to 4.0 million restricted stock units available for grant after giving effect to the provision in the 2004 Plan that provides that restricted stock unit awards shall be counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto.

The weighted-average grant date fair value of options, as determined under SFAS No. 123(R), granted during the six months ended December 31, 2007 and 2006 was $17.95 and $13.51 per share, respectively. As of December 31, 2007, 11.8 million options were exercisable with a weighted-average exercise price of $41.93 per share and weighted-average remaining contractual term of 4.7 years. The aggregate intrinsic value for the options exercisable as of December 31, 2007 was $73.6 million.

The total intrinsic value of options exercised during the six months ended December 31, 2007 and 2006 was $54.9 million and 10.0 million, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended December 31, 2007 and 2006 was approximately $107.1 million and $18.4 million, respectively. In connection with these exercises, the tax benefits realized by the Company for the six months ended December 31, 2007 and 2006 were $18.9 million and $3.6 million, respectively.

Restricted Stock Units

The following table shows the number of restricted stock units granted and grant-date fair value for the three and six months ended December 31, 2007 and 2006:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Number of restricted stock units granted	1,867	62	2,103	2,598
Grant-date fair value	$53,357	$2,175	$61,663	$83,482

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

As of December 31, 2007, the unrecognized stock-based compensation balance related to restricted stock units was $115.9 million and will be recognized over an estimated weighted-average amortization period of 3.0 years. Additionally, the number of restricted stock units outstanding as of December 31, 2007 was 5.2 million.

Employee Stock Purchase Plan

KLA-Tencor’s Amended and Restated 1997 Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase of KLA-Tencor’s common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the fair market value of the common stock at the time of enrollment into the offering period versus the fair market value on the date of purchase. Offering periods are generally two years in length. On September 28, 2006, the ESPP was suspended due to the ongoing stock option investigation and was not reactivated until February 2007, and accordingly there were no shares purchased under the ESPP during the three and six months ended December 31, 2006. A cash payment in lieu of the estimated financial benefit of participating in the ESPP was provided to employees below the Vice President level who had been active participants in the ESPP before it was temporarily suspended. There were 0.6 million shares purchased under the ESPP during the three and six months ended December 31, 2007. In connection with the disqualifying dispositions of shares purchased under the ESPP, the Company realized tax benefits of $0.3 million and $0.9 million for the three and six months ended December 31, 2007, respectively.

The number of shares available for issuance under the ESPP is replenished annually, typically on the first day of each fiscal year, by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of December 31, 2007, a total of 1.5 million shares were reserved and available for issuance under the ESPP.

Former Chief Executive Officer Agreement and Termination

During November 2005, the Company announced that effective January 1, 2006, Kenneth L. Schroeder would cease to be its Chief Executive Officer and would thereafter be employed as a Senior Advisor. The Company and Mr. Schroeder also revised his prior agreement with the Company and defined the salary, bonus payout and equity award vesting during the period of his employment as a Senior Advisor. Effective January 1, 2006, the Company determined that all service conditions associated with certain prior equity awards under the terms of the revised agreement with Mr. Schroeder had been satisfied; and accordingly, the Company recorded at that time an additional non-cash, stock-based compensation charge of approximately $9.8 million relating to these equity awards. The above mentioned charge is included as a component of Selling, General and Administrative (“SG&A”) expense during fiscal 2006. On October 16, 2006, following the Special Committee investigation of the Company’s historical stock option practices, the Company terminated all aspects of Mr. Schroeder’s employment relationship and agreement with the Company. As a result, vesting of Mr. Schroeder’s then outstanding stock options and restricted stock awards immediately ceased, and the 0.9 million unvested option shares and 0.1 million unvested restricted stock award shares held by Mr. Schroeder at the time of termination were canceled. Accordingly, in the second quarter of fiscal 2007 the Company reversed $20.3 million of the non-cash, stock-based compensation charges that had been recorded in prior periods related to unvested option shares and restricted stock award shares. In December 2006, the Company canceled 0.6 million vested option shares held by Mr. Schroeder as of the time of termination, representing those shares that had been retroactively priced or otherwise improperly granted.

IRC Section 409A Affected Options

Because virtually all holders of retroactively priced options that had been issued by the Company were not involved in or aware of the retroactive pricing, the Company took certain actions to deal with the adverse tax consequences that may have been incurred by the holders of retroactively priced options. The adverse tax consequences were that retroactively priced stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). One such action by the Company involved offering to amend the 409A Affected Options to increase the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-officers could not be offered until after the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 were filed and did not need to be completed until December 31, 2007. During the fiscal year ended June 30, 2007, the Company accrued approximately $20.2 million payable to non-executive holders of the amended options to compensate them for the resulting increase in their option exercise prices. The $20.2 million is payable in January 2008. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid. However, there is no assurance that the options will be exercised and the employees will retain the bonuses under all circumstances. During the three months ended December 31, 2006, the Company has recorded approximately $7.4 million to compensate certain option holders whose employment terminated or who had already exercised 409A Affected Options for the additional taxes they incur under IRC Section 409A (and, as applicable, similar state tax laws).

Three of the Company’s option holders were subject to the December 31, 2006 deadline described above. Accordingly, in December 2006, the Company offered to amend the 409A Affected Options held by Mr. Wallace, the Company’s Chief Executive Officer, and two former executive officers to increase the exercise price so that these options will not subject the option holder to a penalty tax under IRC Section 409A. All three individuals accepted the Company’s offer. In addition, the Company agreed to pay each of the three individuals a cash bonus in January 2008 equal to the aggregate increase in the exercise prices for his amended options. For Mr. Wallace, the amount of this bonus is $0.4 million. To account for these actions, the Company has recorded a charge of $0.3 million, net of amount reclassified from capital in excess of par, during the three and six months ended December 31, 2006.

In addition, in the quarter ended December 31, 2007, the Company agreed to amend 409A Affected Options held by two other executives and, in connection with those amendments, agreed to pay cash bonuses in January 2008 to those two executives equal to the aggregate increase in the exercise prices for such 409A Affected Options. Accordingly, the Company accrued $0.2 million during the three months ended December 31, 2007.

With respect to certain former officers whose options were canceled or re-priced by the Company following the Special Committee investigation, no bonuses of the type described above will be paid.

NOTE 6 – STOCK REPURCHASE PROGRAM

In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. Since the inception of the repurchase program in 1997 through December 31, 2007 the Board of Directors had authorized KLA-Tencor to repurchase a total of 47.8 million shares. The Company’s systematic buyback program was suspended in May 2006, and resumed in February 2007. The Company accounts for repurchased common stock under the cost method and includes such treasury stock as a component of its stockholders’ equity. During the three and six months ended December 31, 2007, the common stock repurchases of $133.6 million and $817.1 million, respectively, reduced capital in excess of par and retained earnings. At December 31, 2007, $7.3 million of the above repurchase payment amounts remained outstanding and unpaid and was recorded in other current liabilities (and, therefore, the consolidated statement of cash flows for the six months ended December 31, 2007 reflects cash paid for common stock repurchases of $809.8 million).

Share repurchases for the three and six months ended December 31, 2007 were as follows:

(In thousands)	Three months ended December 31, 2007	Six months ended December 31, 2007

Number of shares of common stock repurchased	2,700	14,356
Total cost of repurchase	$133,555	$817,089

NOTE 7 – EARNINGS PER SHARE

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

(In thousands, except per share amounts)	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Numerator:
Net income	$83,935	$90,049	$172,093	$225,971
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock units	181,241	199,789	184,516	199,603
Effect of dilutive options and restricted stock units (1)	3,958	5,166	4,606	4,223

Denominator for diluted earnings per share	185,199	204,955	189,122	203,826

Basic earnings per share	$0.46	$0.45	$0.93	$1.13
Diluted earnings per share	$0.45	$0.44	$0.91	$1.11

(1)	6.7 million potentially dilutive securities are excluded from the computation of diluted earnings per share for the three months ended December 31, 2007 because their effect would have been anti-dilutive.

During the three months ended December 31, 2007, the Company’s Board of Directors authorized a quarterly cash dividend of $0.15 per share, which was paid on December 3, 2007 to stockholders of record as of the close of business on November 19, 2007. During the three months ended December 31, 2006, the Company declared and paid a quarterly cash dividend of $0.12 per share. The total amount of dividends paid during the three and six months ended December 31, 2007 was $27.2 million and $55.6 million, respectively. The total amount of dividends paid during the three and six months ended December 31, 2006 was $24.2 million and $48.1 million, respectively.

NOTE 8 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Net income	$83,935	$90,049	$172,093	$225,971
Other comprehensive income (loss):
Currency translation adjustments	8,002	3,852	22,990	2,746
Gain (loss) on cash flow hedging instruments, net	(1,551)	233	(10,770)	5,327
Change in unrecognized losses and transition obligation related to pension and post retirement plans	40	—	54	—
Unrealized gains (losses) on investments (1)	2,188	(1,971)	4,839	4,319

Other comprehensive income	$8,679	$2,114	$17,113	12,392
Total comprehensive income	$92,614	$92,163	$189,206	238,363

(1)	Taxes (benefits) included in unrealized gains (losses) on investments

NOTE 9 – INCOME TAXES

The Company recorded a provision of $22.8 million and $129.4 million for the three months and six months ended December 31, 2007, which represent effective tax rates of 21.4% and 42.9%, respectively. The increase in the effective tax rate for the six months ended December 31, 2007 over prior periods was primarily due to the immediate impact of $46.6 million of incremental U.S. tax expense associated with the implementation of the Company’s global manufacturing strategy during the three months ended September 30, 2007. This increase was offset by a reduction of tax expense of $23.6 million in connection with the expense recorded during the three months ended December 31, 2007 related to the proposed settlement of the shareholder class action lawsuit (see Note 10, “Litigation and Other Legal Matters”). In addition, there was an increase to the effective tax rate for the six months ended December 31, 2007 compared to the year ended June 30, 2007, due to decreases in the tax benefits related to tax exempt interest, research and development credit and extraterritorial income exclusion. We expect the tax rate in future periods of the year ending June 30, 2008 to result in an annual rate of approximately 37% which includes the effect of the higher tax expense associated with the implementation of our global manufacturing strategy offset by the tax benefit related to the expense to settle the shareholder class action lawsuit.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), on July 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the adoption of FIN 48, the Company increased the liability for net unrecognized tax benefits by $8.4 million, and accounted for the increase as a cumulative effect of change in accounting principle that resulted in a reduction of retained earnings of $8.4 million at July 1, 2007. The Company has historically classified accruals for tax uncertainties in current taxes payable. Upon adoption of FIN 48, the Company has reclassified taxes payable of $62.1 million from current to non-current liability. In addition, as a result of the adoption of FIN 48, at December 31, 2007, long-term liabilities increased by $24.4 million; non-current deferred tax assets increased by $17.3 million; and goodwill related to acquisitions decreased by $1.3 million.

As of the adoption date of FIN 48, the Company had gross tax effected unrecognized tax benefits of approximately $77.2 million of which $72.5 million, if recognized, would affect the effective tax rate, while the remaining $4.7 million would reduce acquisition related goodwill. The change in the uncertain tax benefits for the three months and six months ended December 31, 2007 was a decrease of approximately $3.2 million and an increase of $8.1 million, respectively, related to various tax positions. The Company anticipates an increase of approximately $5.3 million to the unrecognized tax benefits during the remainder of the year ending June 30, 2008, related to various tax positions. The Company has included the effects of these items in current estimates of the forecasted tax provision for the year ending June 30, 2008. The Company will reexamine the tax provision and the effect of estimated unrecognized tax benefits on the financial position at each reporting period.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within interest income and other, net. As of the adoption date of FIN 48, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $12.9 million. The accrued interest and penalties on unrecognized tax benefits increased by approximately $1.0 million and $2.1 million, respectively, for the three months and six months ended December 31, 2007 to $15.0 million as of December 31, 2007.

The Company conducts business globally and, as a result, the Company and one or more of its subsidiaries file income tax returns in various jurisdictions throughout the world, including with the United States federal government, various U.S. states and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The Company is not under federal income tax examination at this time, except for an Internal Revenue Service Audit covering calendar year 2006 related to the Company’s historical stock option practices. The Company remains subject to federal income tax examination for all years from the year ended June 30, 2004. The Company has concluded federal income tax examinations up through the year ended June 30, 2004. The Company is subject to state income tax examinations for all years from the year ended June 30, 2002. The Company recently concluded a tax examination in California for the years ended June 30, 2004 and 2005 and is currently under examination in various states. The Company is also subject to examinations in major foreign jurisdictions, including Israel and Singapore, for all years from the year ended June 30, 2002 and is currently under tax examinations in various foreign tax jurisdictions.

NOTE 10 – LITIGATION AND OTHER LEGAL MATTERS

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

The Company is cooperating fully with the USAO’s continuing inquiry and intends to continue to do so. This inquiry may require the Company to expend significant management time and incur significant legal and other expenses, and could result in criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may adversely affect its results of operations and cash flow.

The Company has also responded to inquiries from the U.S. Department of Labor, which is conducting an examination of the Company’s 401(k) Savings Plan prompted by the Company’s stock option issues. The Company is cooperating fully with this examination and intends to continue to do so. Further, the Internal Revenue Service is conducting an audit covering calendar year 2006 related to the Company’s historical stock option practices.

The Company cannot predict how long it will take, or how much more time and resources will be required, to resolve these government inquiries, nor can it predict the outcome of these inquiries. Also, there can be no assurance that other inquiries, investigations or actions will not be started by other United States federal or state regulatory agencies or by foreign governmental agencies.

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

The plaintiffs in the derivative actions have asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and abetting such breach, negligence, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, breach of contract, constructive fraud, rescission, and violations of California Corporations Code section 25402, as well as a claim for an accounting of all stock option grants made to the named defendants. KLA-Tencor is named as a nominal defendant in these actions. On behalf of KLA-Tencor, the plaintiffs seek unspecified monetary and other relief against the named defendants. The plaintiffs are James Ziolkowski, Mark Ziering, Alaska Electrical Pension Fund, Jeffrey Rabin and Benjamin Langford. The individual named defendants are current directors and officers Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Jeffrey L. Hall, Stephen P. Kaufman, John H. Kispert, Lida Urbanek and Richard P. Wallace; and former directors and officers Robert J. Boehlke, Leo Chamberlain, Gary E. Dickerson, Richard J. Elkus, Jr., Dennis J. Fortino, Kenneth Levy, Michael E. Marks, Stuart J. Nichols, Arthur P. Schnitzer, Kenneth L. Schroeder and Jon D. Tompkins. Current director David C. Wang and former director Dean O. Morton were originally named as defendants in one of the derivative actions filed in the U.S. District Court for the Northern District of California, but were dropped as named defendants as of December 22, 2006 upon the filing of a consolidated complaint in that action.

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

Shareholder Class Action Litigation Relating to Historical Stock Option Practices. KLA-Tencor and various of its current and former directors and officers were named as defendants in a putative securities class action filed on June 29, 2006 in the U.S. District Court for the Northern District of California. Two similar actions were filed later in the same court, and all three cases have been consolidated into one action (the “Northern District Litigation”). The consolidated complaint alleges claims under Section 10(b) and Rule 10b-5 thereunder, Section 14(a), Section 20(a), and Section 20A of the Securities Exchange Act of 1934 as a result of the Company’s past stock option grants and related accounting and reporting, and seek unspecified monetary damages and other relief. The plaintiffs seek to represent a class consisting of purchasers of KLA-Tencor stock between June 30, 2001 and May 22, 2006 who allegedly suffered losses as a result of material misrepresentations in KLA-Tencor’s SEC filings and public statements during that period. The lead plaintiffs, who seek to represent the class, are the Police and Fire Retirement System of the City of Detroit, the Louisiana Municipal Police Employees’ Retirement System, and the City of Philadelphia Board of Pensions and Retirement. The defendants are KLA-Tencor, Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Gary E. Dickerson, Richard J. Elkus, Jr., Jeffrey L. Hall, Stephen P. Kaufman, John H. Kispert, Kenneth Levy, Michael E. Marks, Stuart J. Nichols, Kenneth L. Schroeder, Jon D. Tompkins, Lida Urbanek and Richard P. Wallace. This litigation is at an early stage. Discovery has not commenced, and the court has not yet determined whether the plaintiffs may sue on behalf of any class of purchasers. The Company and all other defendants filed motions to dismiss these cases in June 2007, which are now pending before the Court. However, the Company’s motions to dismiss have been taken off calendar due to the agreement in principle between the Company and plaintiffs to settle the litigation, as described below.

In December 2007, the Company reached an agreement in principle for the settlement of the Northern District Litigation. Under the terms of a memorandum of understanding entered into in January 2008 confirming such agreement in principle, the Company will be required to make a payment of $65.0 million to the settlement class. The settlement, which is subject to a final agreement and court approval, will provide a full release of KLA-Tencor and the other named defendants in connection with the allegation raised in the lawsuit. Accordingly, as the liability had been incurred at December 31, 2007 and it can be reasonably estimated, an amount of $65.0 million has been accrued by a charge to SG&A expenses during the three months ended December 31, 2007.

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

Another plaintiff, Chris Crimi, filed a putative class action complaint in the Superior Court of the State of California for the County of Santa Clara on September 4, 2007 against the Company and certain of its current and former directors and officers. The plaintiff seeks to represent a class consisting of persons who held KLA-Tencor common stock between September 20, 2002 and September 27, 2006, alleges causes of action for breach of fiduciary duty and rescission based on alleged misstatements and omissions in the Company’s SEC filings concerning the Company’s past stock option grants, and seeks unspecified damages based upon purported dilution of the Company’s stock, injunctive relief, and rescission. The named defendants, in addition to the Company, are Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Richard J. Elkus, Jr., Stephen P. Kaufman, Kenneth Levy, Michael E. Marks, Dean O. Morton, Kenneth L. Schroeder, Jon D. Tompkins, and Richard P. Wallace. This litigation is at an early stage, and discovery has not yet begun. The Company has filed a motion to stay the case pending the resolution of other option-related litigation, as well as a demurrer asking the court to dismiss the case on the ground that the claims have no merit. The Company intends to vigorously defend this litigation.

The Company cannot predict the outcome of the shareholder class action cases (described above), and it cannot estimate the likelihood or potential dollar amount of any adverse results, other than the Northern District Litigation. However, an unfavorable outcome in any of these cases could have a material adverse impact upon the financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

Indemnification Obligations. Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with the investigation of the Company’s historical stock option practices and the related litigation and ongoing government inquiries. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The Company is currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of its current and former directors, officers and employees. Although the maximum potential amount of future payments KLA-Tencor could be required to make under these agreements is theoretically unlimited, the Company believes the fair value of this liability, to the extent estimable, is appropriately considered within the reserve it has established for currently pending legal proceedings.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Factoring. KLA-Tencor has agreements with financial institutions to sell certain of its trade receivables and promissory notes from customers without recourse. KLA-Tencor does not believe it is at risk for any material losses as a result of these agreements. In addition, from time to time KLA-Tencor will discount, without recourse, Letters of Credit (“LCs”) received from customers in payment for goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three and six months ended December 31, 2007 and 2006:

	Three months ended		Six months ended
(In thousands)	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Receivables sold under factoring agreements	$84,879	$64,776	$155,413	$144,604
Proceeds from sales of LCs	$10,710	$8,523	$17,528	$38,712
Discounting fees paid on sales of LCs (1)	$56	$133	$77	$498

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

Facilities. KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases and, as such, these facilities are not included on its Condensed Consolidated Balance Sheet. Rent expense was approximately $3.0 million and $2.7 million for the three months ended December 31, 2007 and 2006, respectively. Rent expense was approximately $6.0 million and $4.6 million for the six months ended December 31, 2007 and 2006, respectively.

The following is a schedule of operating lease payments (in thousands):

Fiscal year ending June 30,	Amount
2008 (remaining 6 months)	$5,425
2009	8,650
2010	5,962
2011	3,995
2012	2,518
2013 and thereafter	9,812

Total minimum lease payments	$36,362

Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. KLA-Tencor’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $174.8 million as of December 31, 2007 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

The following table provides the changes in the product warranty accrual for the three and six months ended December 31, 2007 and 2006:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Beginning balance	$51,278	$46,983	$52,838	$45,642
Accruals for warranties issued during the period	10,613	14,695	25,458	28,949
Changes in liability related to pre-existing warranties	(1,369)	(2,320)	(1,865)	(4,790)
Settlements made during the period	(13,694)	(10,968)	(29,603)	(21,411)

Ending balance	$46,828	$48,390	$46,828	$48,390

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

The Company maintains guarantee arrangements of $30.2 million in various locations to fund customs guarantees for VAT and letter of credit needs of its subsidiaries in Europe and Asia. Approximately $20.5 million was outstanding under these arrangements as of December 31, 2007.

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

The outstanding hedge contracts, with maximum maturity of 13 months, as of December 31, 2007 and June 30, 2007 were as follows:

(In thousands)	As of December 31, 2007	As of June 30, 2007
Cash flow hedge contracts
Purchase	$5,796	$4,651
Sell	(248,387)	(242,942)
Other foreign currency hedge contracts
Purchase	188,335	126,992
Sell	(325,413)	(265,378)

Net outstanding hedge contracts	$(379,669)	$(376,677)

NOTE 13—SALE AND IMPAIRMENT OF REAL ESTATE ASSETS

During the fiscal year ended June 30, 2007, as part of the Company’s long-term business plan, the Company decided to sell certain real estate properties owned by the Company in San Jose, California and Livermore, California. Based on the valuation of these assets using relevant market indicators such as range of estimated selling prices, the Company recorded an asset impairment charge of approximately $56.8 million, which was included in SG&A expenses during the fiscal year ended June 30, 2007.

During the three months ended December 31, 2007, the Company completed the sale of real estate properties in Livermore, California and recognized a gain of $9.0 million as an offset to SG&A expenses. In addition, during the three months ended December 31, 2007, the Company entered into an agreement to sell certain real estate located in San Jose, California. The sale is expected to be completed in the second half of fiscal year 2008. Accordingly, these assets with a net book value of $14.0 million have been held for sale at December 31, 2007.

NOTE 14 – RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2007 or 2006, or both, the Company purchased from, or sold to, JDS Uniphase Corporation, Freescale Semiconductor, Inc., National Semiconductor Corp., STMicroelectronics, NV and Oracle Corporation, at the time when one or more members of the Company’s Board of Directors also served as an executive officer or board member of the other party.

For the three months ended December 31, 2007 and 2006, the Company’s total revenues from transactions with these parties from the period that they were considered related were approximately $9 million and $10 million, respectively. For the six months ended December 31, 2007 and 2006, the Company’s total revenues from transactions with these parties from the period that they were considered related were approximately $21 million and $12 million, respectively.

In addition, for the three months ended December 31, 2007 and 2006 the Company’s total purchases from transactions with these parties from the period that they were considered related were approximately $2 million and $0.2 million, respectively. For the six months ended December 31, 2007 and 2006 the Company’s total purchases from transactions with these parties from the period that they were considered related were approximately $4 million and $4 million, respectively.

The Company had a receivable balance from these parties of approximately $7 million at both December 31, 2007 and June 30, 2007. Management believes that such transactions are at arms length and on similar terms as would have been obtained from unaffiliated third parties.

NOTE 15 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

KLA-Tencor reports one reportable segment in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. KLA-Tencor’s chief operating decision makers are its Chief Executive Officer and the Chief Operating Officer.

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

The following is a summary of revenues by geographic region for the three and six months ended December 31, 2007 and 2006:

(Dollar amounts in thousands)	Three months ended December 31,				Six months ended December 31,
	2007		2006		2007		2006
Revenues:
United States	$90,635	14%	$166,001	26%	$237,587	18%	296,258	23%
Taiwan	168,586	27%	126,312	19%	365,600	28%	263,609	21%
Japan	173,203	27%	134,959	21%	355,414	27%	242,225	19%
Europe & Israel	93,135	15%	51,650	8%	162,913	12%	121,969	9%
Korea	51,473	8%	73,942	11%	85,532	6%	161,257	13%
Asia Pacific	58,751	9%	96,406	15%	121,757	9%	193,315	15%

Total	$635,783	100%	$649,270	100%	$1,328,803	100%	$1,278,633	100%

Long-lived assets by geographic region as of December 31, 2007 and June 30, 2007 were as follows:

(In thousands)	December 31, 2007	June 30, 2007
Long-lived assets:
United States	$288,487	$321,146
Taiwan	1,627	1,720
Japan	6,715	6,821
Europe & Israel	10,718	11,466
Korea	6,063	6,524
Asia Pacific	58,028	46,301

Total	$371,638	$393,978

The following is a summary of revenues by major products for the three months ended December 31, 2007 and 2006 (as a percentage of total revenue):

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Revenues:
Defect inspection	60%	59%	59%	61%
Metrology	18%	20%	20%	18%
Service	19%	15%	18%	15%
Other	3%	6%	3%	6%

Total	100%	100%	100%	100%

In each of the three and six months ended December 31, 2007 and December 31, 2006, no customer accounted for greater than 10% of revenue. As of December 31, 2007, two customers accounted for approximately 10% of net accounts receivable. As of June 30, 2007, no customer accounted for greater than 10% of net accounts receivable.

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

Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” of Part II of this report as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2007, filed with the Securities and Exchange Commission on August 20, 2007. You should carefully review these risks and also review the risks described in this document and the other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file during the remainder of the fiscal year ending June 30, 2008. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation to update the forward-looking statements in this report after the date hereof.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our related disclosure in this Quarterly Report on Form 10-Q. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventories

•	Warranty

•	Allowance for Doubtful Accounts

•	Stock-Based Compensation

•	Contingencies and Litigation

•	Goodwill and Intangible Assets

•	Income Taxes

With the exception of the below paragraph that discusses the impact of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”) on our critical accounting policy and estimates for accounting for income taxes, during the quarter ended December 31, 2007 there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2007 for a more complete discussion of our critical accounting policies and estimates.

Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that our future taxable income will be sufficient to recover all of our deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we could be required to record a valuation allowance against our deferred tax assets. This would result in an increase to our tax provision in the period in which we determined that the recovery was not probable.

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

We adopted FIN 48 on July 1, 2007. See Note 9, “Income Taxes” to the Condensed Consolidated Financial Statements for a detailed description.

Effects of Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for our business combinations for which the acquisition date is on or after July 1, 2009. We are currently evaluating the impact of the implementation of SFAS No. 141(R) on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for our fiscal year beginning July 1, 2009. We are currently evaluating the impact of the implementation of SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF Issue No. 07-3 is effective for the Company’s fiscal year beginning July 1, 2008. The adoption of EITF Issue No. 07-3 is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

EXECUTIVE SUMMARY

KLA-Tencor Corporation is the world’s leading supplier of process control and yield management solutions for the semiconductor and related microelectronics industries. Within our primary area of focus, our comprehensive portfolio of products, services, software and expertise helps integrated circuit manufacturers manage yield throughout the entire wafer fabrication process – from research and development to final volume production.

Revenues, income from operations, net income, cash flow from operations, and diluted earnings per share are some of the key indicators we use to monitor our financial condition and operating performance. The following table sets forth some of the key quarterly unaudited financial information which we use to manage our business.

(In thousands, except net income per share -diluted)	Three months ended		Fiscal year 2007
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Revenues	$635,783	$693,020	$736,388	$716,208	$649,270	$629,363
Income from operations	93,487	177,278	174,864	182,655	78,359	153,990
Net income	83,935	88,158	147,342	154,785	90,049	135,922
Cash flow from operations	126,427	205,162	155,470	198,608	149,640	106,968
Net income per share - diluted	0.45	0.46	0.75	0.76	0.44	0.67

Industry Trends

As a supplier to the global semiconductor and semiconductor-related industries, we are subject to business cycles, the timing, length and volatility of which can be difficult to predict. The industries we serve have historically been cyclical due to sudden changes in demand and manufacturing capacity. We expect our customers’ capital spending on process control to increase over the long term. We believe that this increase in process control spending will be driven by the demand for more precise diagnostics capabilities to address multiple new defects as a result of further shrinking of device feature sizes, the transition to new materials, new devices and circuit architecture, new lithography challenges and fab process innovation. We anticipate that these factors will drive increased demand for our products and services over the coming years. The key drivers in the semiconductor equipment industry today are the continued progression of transition to 300mm, ramping up at the 65nm design nodes and increasing adoption of 45nm technology. These drivers are fueled by competitive pressures for our customers to improve yields, lower their costs and get products to market more quickly in order to benefit from the increased demand for products from the consumer electronics, computing and communication industries.

RESULTS OF OPERATIONS

Revenues and Gross Margin

(Dollar amounts in thousands)	Three months ended
	December 31, 2007	September 30, 2007	December 31, 2006	Q2 FY08 vs. Q1 FY08		Q2 FY08 vs. Q2 FY07
Revenues:
Product	$513,449	$578,432	$544,302	$(64,983)	-11%	$(30,853)	-6%
Service	122,334	114,588	104,968	7,746	7%	17,366	17%

Total revenues	$635,783	$693,020	$649,270	$(57,237)		$(13,487)

Costs of revenues	$285,005	$305,893	$297,772	$(20,888)	-7%	$(12,767)	-4%
Gross margin percentage	55%	56%	54%	-1%		1%
Stock-based compensation expense included in costs of revenues	$4,700	$6,253	$8,002	$(1,553)		$(3,302)

(Dollar amounts in thousands)	Six months ended
	December 31, 2007	December 31, 2006	Q2 FY08 YTD vs. Q2 FY07 YTD
Revenues:
Product	$1,091,881	$1,075,229	$16,652	2%
Service	236,922	203,404	33,518	16%

Total revenues	$1,328,803	$1,278,633	$50,170

Costs of revenues	$590,898	$567,891	$23,007	4%
Gross margin percentage	56%	56%	0%
Stock-based compensation expense included in costs of revenues	$10,953	$16,589	$(5,636)

Product revenues

Product revenues decreased during the second quarter of fiscal year 2008 from the first quarter of fiscal year 2008 as a result of lower backlog of shipped tools awaiting customer acceptance at the beginning of the second quarter of fiscal year 2008, in addition to a lower proportion of tools shipped during the second quarter to customers for whom the tools had previously met the required acceptance criteria.

Product revenues decreased in the second quarter of fiscal year 2008 compared to the corresponding period in fiscal year 2007 due to lower backlog of shipped tools awaiting customer acceptance at the beginning of the second quarter of fiscal year 2008, lower revenue on shipment of tools that have previously met the required acceptance criteria and lower revenues from customer buyouts of tools on consignment.

Product revenues increased during the six months ended December 31, 2007 compared to the six months ended December 31, 2006, primarily as a result of a higher level of backlog of shipped tools awaiting customer acceptance at the beginning of the first and second quarter of fiscal year 2007 reflecting a higher level of customer spending as well as higher revenue recognized on shipment for products for which installation is perfunctory.

In each of the three and six months ended December 31, 2007 and December 31, 2006, no customer accounted for greater than 10% of revenue. As of December 31, 2007, two customers each accounted for more than 10% of net accounts receivable. As of June 30, 2007, no customer accounted for greater than 10% of net accounts receivable.

Service revenues

Service revenues are generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. Service revenues continued to increase through the periods disclosed in the table above as our installed product base of equipment at our customers’ sites continued to grow. The amount of service revenues generated is primarily a function of the number of post-warranty systems installed at our customers’ sites and the utilization levels for those systems.

Revenues by region

Revenues by region for the periods indicated were as follows:

(In thousands)	Three months ended
	December 31, 2007		September 30, 2007		December 31, 2006
United States	$90,635	14%	$146,953	21%	$166,001	26%
Taiwan	168,586	27%	197,014	29%	126,312	19%
Japan	173,203	27%	182,210	26%	134,959	21%
Europe & Israel	93,135	15%	69,778	10%	51,650	8%
Korea	51,473	8%	34,059	5%	73,942	11%
Asia Pacific	58,751	9%	63,006	9%	96,406	15%

Total	$635,783	100%	$693,020	100%	$649,270	100%

(In thousands)	Six Months Ended
	December 31, 2007		December 31, 2006
United States	$237,587	18%	$296,258	23%
Taiwan	$365,600	28%	263,609	21%
Japan	$355,414	27%	242,225	19%
Europe & Israel	$162,913	12%	121,969	9%
Korea	$85,532	6%	161,257	13%
Asia Pacific	$121,757	9%	193,315	15%

Total	$1,328,803	100%	$1,278,633	100%

A significant portion of our revenues continues to be generated outside of the United States because a substantial portion of the world’s semiconductor manufacturing capacity is located, and the majority of new fabs are being built, in regions other than the United States, and we expect that will continue to be the case.

Gross margin

Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products. The decrease in gross margin during the second quarter of fiscal year 2008 compared to the first quarter of fiscal year 2008 was due to write down of inventory on discontinued products of $3.1 million and impairment of certain intangibles related to those discontinued products of $6.2 million recorded in the second quarter of fiscal year 2008. These charges were partially offset by gross margin improvements on other products.

Our gross margin was higher during the second quarter of fiscal year 2008 compared to the corresponding period of fiscal year 2007 due to savings realized from our cost reduction strategies, offset by an inventory write down of $3.1 million related to discontinued products recorded in the second quarter of fiscal year 2008. Also, the following other charges were recorded in the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2008:

•	$9.9 million for amortization and impairment of intangibles and fair value adjustment for inventory related to acquisitions, compared to $12.2 million in the second quarter of fiscal 2008,

•	$2.8 million for severance and benefits related to employee workforce reduction, compared to $1.2 million in the second quarter of fiscal year 2008 and

•

$2.9 million for reimbursement of taxes to employees, including management, related to IRC Section 409A and cash payments to employees to compensate them for lost benefits resulting from the suspension of our ESPP during fiscal year 2007, compared to no charges for such reimbursements and payments during the second quarter of fiscal year 2008.

Our gross margin during the six months ended December 31, 2007 was relatively flat compared to gross margin for the corresponding period of fiscal year 2007. The following charges were recorded in the six months ended December 31, 2006 compared to the six months ended December 31, 2007:

•	$10.2 million for amortization and impairment of intangibles and fair value adjustment for inventory related to acquisitions, compared to $22.2 million in the six months ended December 31, 2007,

•	$2.8 million for severance and benefits related to employee workforce reduction, compared to $2.0 million in the six months ended December 31, 2007,

•

$2.9 million for reimbursement of taxes to employees, including management, related to IRC Section 409A and cash payments to employees to compensate them for lost benefits resulting from the suspension of our ESPP during fiscal year 2007, compared to no charges for such reimbursements and payments during the six months ended December 31, 2007, and

•

No charges recorded for inventory write downs related to discontinued products in the six months ended December 31, 2006, compared to a $3.1 million charge recorded in the six months ended December 31, 2007.

Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	December 31, 2007	September 30, 2007	December 31, 2006
				Q2 FY08 vs. Q1 FY08		Q2 FY08 vs. Q2 FY07
R&D expenses	$97,513	$99,344	$108,101	$(1,831)	-2%	$(10,588)	-10%
Stock-based compensation expense included in R&D expenses	$7,109	$8,592	$11,243	$(1,483)	-17%	$(4,134)	-37%
R&D expenses as a percentage of total revenues	15%	14%	17%

(Dollar amounts in thousands)	Six months ended
	December 31, 2007	December 31, 2006
			Q2 FY08 vs. Q2 FY07
R&D expenses	$196,857	$207,394	$(10,537)	-5%
Stock-based compensation expense included in R&D expenses	$15,701	$22,948	$(7,247)	-32%
R&D expenses as a percentage of total revenues	15%	16%

R&D expenses during the second quarter of fiscal year 2008 were flat compared to the first quarter of fiscal 2008.

The decrease in R&D expenses during the second quarter of fiscal year 2008 compared to the corresponding period in fiscal year 2007 was primarily due to one-time charges recorded during the second quarter of fiscal year 2007 related to employee severance payments as well as benefits and reimbursements related to IRC Section 409A and our ESPP. The following charges were recorded during the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2008:

•	$3.2 million for in-process research and development charges and amortization of intangibles associated with acquisitions, compared to $4.2 million in the second quarter of fiscal year 2008,

•	$2.1 million for severance and benefits related to an employee workforce reduction, compared to $0.4 million in the second quarter of fiscal year 2008, and

•

$3.4 million for reimbursement of taxes to employees, including management, related to IRC Section 409A and cash payments to employees to compensate them for lost benefits resulting from the suspension of our ESPP during fiscal year 2007, compared to no charges for such reimbursements and payments during the second quarter of fiscal year 2008.

The decrease in R&D expenses during the six months ended December 31, 2007 compared to the six months ended December 31, 2006 was primarily due to one-time charges recorded during the second quarter of fiscal year 2007 related to employee severance payments as well as benefits and reimbursements related to IRC Section 409A and our ESPP. The following charges were recorded during the six months ended December 31, 2006 compared to the six months ended December 31, 2007:

•	$3.6 million for in-process research and development charges and amortization of intangibles associated with acquisitions, compared to $4.4 million during the six months ended December 31, 2007,

•	$2.1 million for severance and benefits related to an employee workforce reduction, compared to $0.5 million during the six months ended December 31, 2007, and

•

$3.4 million for reimbursement of taxes to employees, including management, related to IRC Section 409A and cash payments to employees to compensate them for lost benefits resulting from the suspension of our ESPP during the six months ended December 31, 2006, compared to no charges for such reimbursements and payments during the six months ended December 31, 2007.

In addition, stock-based compensation expense recorded in R&D expenses was lower in the three and six months ended December 31, 2007 compared to the six months ended December 31, 2006 primarily due to certain option grants in prior years that fully vested in the fiscal year ended June 30, 2007.

During the fiscal year ended June 30, 2007, we recorded $16.6 million for in-process research and development (“IPR&D”) charges primarily related to the acquisition of a development stage company. The fair value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows from projects to their net present value. Future cash flows were estimated, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. We determined a discount rate for each project based on the relative risks inherent in the project’s development horizon, the estimated costs of development, and the level of technological change in the project and the industry, among other factors. IPR&D was expensed upon acquisition because technological feasibility had not been achieved and no future alternative uses existed. As of December 31, 2007, there have been no material changes from the underlying assumptions that were used in the original computation of the value of the acquired IPR&D.

R&D expenses include the benefit of $4.0 million, $4.1 million and $4.1 million of external funding received during the three months ended December 31, 2007, September 30, 2007 and December 31, 2006, respectively, for certain strategic development programs from government grants.

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

Selling, General and Administrative (“SG&A”)

(Dollar amounts in thousands)	Three months ended
	December 31, 2007	September 30, 2007	December 31, 2006
				Q2 FY08 vs. Q1 FY08		Q2 FY08 vs. Q2 FY07
SG&A expenses	$159,778	$110,505	$165,038	$49,273	45%	$(5,260)	-3%
Stock-based compensation expense included in SG&A expenses	$11,443	$13,238	$(3,177)	$(1,795)	-14%	$(14,620)	460%
SG&A expenses as a percentage of total revenues	25%	16%	25%

(Dollar amounts in thousands)	Six months ended
	December 31, 2007	December 31, 2006
			Q2 FY08 vs. Q2 FY07
SG&A expenses	$270,283	$270,999	$(716)	0%
Stock-based compensation expense included in SG&A expenses	$24,681	$13,578	$(11,103)	-82%
SG&A expenses as a percentage of total revenues	20%	21%

SG&A expenses increased during the second quarter of fiscal year 2008 compared to the first quarter of fiscal year 2008 due to a charge of $67.0 million to cover the $65.0 million amount that we anticipate expending in order to resolve the pending shareholder class action litigation relating to the Company’s historical stock option practices, as described in Note 10, “Litigation and Other Legal Matters,” plus related litigation expenses. Such charge was offset by a gain on the sale of certain real estate assets of $9.0 million in the second quarter of fiscal year 2008 in addition to savings realized from our cost reduction strategies.

SG&A expenses decreased during the second quarter of fiscal year 2008 compared to the corresponding period in fiscal year 2007 due to lower compensation costs attributable to cost saving strategies and lower stock-based compensation expense (prior to the impact of the reversal of $20.3 million in stock-based compensation expense related to our former Chief Executive Officer) due to certain option grants in prior years that were fully vested in the fiscal year ended June 30, 2007. The one-time charges recorded in the second quarter of fiscal year 2008 were substantially offset by the one-time charges recorded in the corresponding period in fiscal year 2007. The following charges were recorded in the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2008:

•	$56.8 million for impairment charges related to the write down of buildings, compared to a gain on sale of certain real estate assets of $9.0 million in the second quarter of fiscal year 2008,

•	$5.0 million for amortization of intangibles associated with acquisitions, compared to $2.4 million recorded in the second quarter of fiscal year 2008,

•	$5.5 million for severance and benefits related to an employee workforce reduction, compared to $1.4 million recorded in the second quarter of fiscal year 2008,

•

$4.5 million for reimbursement of taxes to employees, including management, related to IRC Section 409A and cash payments to employees to compensate them for lost benefits resulting from the suspension of our ESPP during fiscal year 2007, compared to no charges for such reimbursements and payments during the second quarter of fiscal year 2008, and

•

$4.6 million for litigation expenses related to the Company’s historical stock option practices, compared to $67.0 million recorded in the second quarter of fiscal year 2008 to cover the $65.0 million amount that we anticipate expending in order to resolve the pending shareholder class action litigation relating to historical stock option practices, as described in Note 10, “Litigation and Other Legal Matters,” plus related litigation expenses.

The above charges were offset by a reversal of $20.3 million in the second quarter of fiscal year 2007 of previously recorded stock-based compensation expense related to our former Chief Executive Officer.

SG&A expenses for the six months ended December 31, 2007 compared to the six months ended December 31, 2006 were relatively flat. The cost savings due to cost reduction strategies were offset by higher one-time charges recorded during the six months ended December 31, 2007. The following charges were recorded in the six months ended December 31, 2006 compared to the six months ended December 31, 2007:

•	$56.8 million for impairment charges related to the write down of buildings, compared to a gain on sale of certain real estate assets of $9.0 million in the second quarter of fiscal year 2008,

•	$5.1 million for amortization of intangibles associated with acquisitions, compared to $4.6 million recorded in the six months ended December 31, 2007,

•	$5.5 million for severance and benefits related to an employee workforce reduction, compared to $2.8 million recorded during the six months ended December 31, 2007,

•

$4.5 million for reimbursement of taxes to employees, including management, related to IRC Section 409A and cash payments to employees to compensate them for lost benefits resulting from the suspension of our ESPP during fiscal year 2007, compared to no charges for such reimbursements and payments during the six months ended December 31, 2007, and

•

$7.1 million for litigation expenses related to the Company’s historical stock option practices, compared to $69.1 million recorded in the second quarter of fiscal year 2008 to cover the $65.0 million amount that we anticipate expending order to resolve the pending shareholder class action litigation relating to historical stock option practices, as described in Note 10, “Litigation and Other Legal Matters,” plus related litigation expenses.

On October 16, 2006, we terminated all aspects of Mr. Schroeder’s employment relationship and agreement with us. In connection with the cancellation of certain equity awards held by Mr. Schroeder at the time of termination, in the second quarter of fiscal 2007 we reversed $20.3 million of the non-cash, stock-based compensation charges that had been recorded in prior periods related to unvested option shares and restricted stock award shares. See Note 5, “Stock-Based Compensation” to the Condensed Consolidated Financial Statements for more information.

During the second quarter of fiscal year 2007, as part of the long-term business plan, we decided to sell certain real estate properties owned by us in San Jose, California and Livermore, California. Based on the valuation of these assets, performed by a third party appraiser, we recorded an asset impairment charge of approximately $56.8 million, which was included in SG&A in the three months ended December 31, 2006. The real estate properties owned by us in Livermore were sold in the second quarter of fiscal year 2008, and a gain of $9.0 million was recognized in SG&A expenses.

Interest Income and Other, Net

(Dollar amounts in thousands)	Three months ended
	December 31, 2007	September 30, 2007	December 31, 2006
Interest income and other, net	$13,269	$17,474	$22,657
Percentage of total revenues	2%	3%	3%

(Dollar amounts in thousands)	Six months ended
	December 31, 2007	December 31, 2006
Interest income and other, net	$30,743	$45,114
Percentage of total revenues	2%	4%

Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as gains or losses from our net foreign currency hedging activities. The decrease in interest income and other, net was primarily due to lower levels of cash as a result of share repurchases in the first quarter and second quarter of fiscal year 2008 of $683.5 million and $133.6 million, respectively.

Provision for Income Taxes

Our effective income tax rate was 21.4% and 11.5% for the three months ended December 31, 2007 and December 31, 2006, respectively, and 42.9% and 19.1% for the six months ended December 31, 2007 and December 31, 2006, respectively.

The increase in the effective tax rate from for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 is primarily due to the reduction in the effective tax rate from the retroactive reinstatement of the federal research and development tax credit and non-recurring items for which the tax effects were recognized in the three months ended December 31, 2006. The non-recurring items included asset impairment charges and compensation expense related to reimbursing employees for tax liabilities related IRC Section 409A. In addition, there was an increase to the effective tax rate for the three months ended December 31, 2007 due to decreases in the tax benefits related to tax exempt interest, research and development credit and extraterritorial income exclusion and a decrease in the effective tax rate from the reduction of tax expense in connection with the expense to settle the shareholder class action lawsuit.

The increase in the effective tax rate for the six months ended December 31, 2007 compared to the six months ended December 31, 2006 is primarily due to the impact of $46.6 million of incremental U.S. tax expense associated with the implementation of our global manufacturing strategy for the three months ended September 30, 2007. In addition, there was an increase to the effective tax rate for the six months ended December 31, 2007 compared to the six months ended December 31, 2006 due to decreases in the tax benefits related to tax exempt interest, research and development credit and extraterritorial income exclusion and a decrease in the effective tax rate from the reduction of tax expense in connection with the expense to settle the shareholder class action lawsuit.

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

Equity Incentive Program

Our equity incentive program is a broad-based, long-term retention program that is intended to attract and retain key employees, and align stockholder and employee interests. The equity incentive program consists of two plans: one under which non-employee directors may be granted options to purchase shares of our stock, and another in which non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards. For the past several years until June 30, 2006, stock options were generally granted at the market price of our common stock on the date of grant, with a vesting period of five years and an exercise period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as time-based or performance-based vesting. Substantially all of our employees that meet established performance goals and qualify as key employees participate in our main equity incentive plan. Since July 1, 2006, we have granted only restricted stock units under our equity incentive program, except for options granted to non-employee directors, which were part of their regular compensation package for service through the end of the first quarter of fiscal year 2008 but are no longer a component thereof.

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Stock-based compensation expense:
Costs of revenues	$4,700	$8,002	$10,953	$16,589
Engineering, research and development	7,109	11,243	15,701	22,948
Selling, general and administrative	11,443	(3,177)	24,681	13,578

Total stock-based compensation	$23,252	$16,068	$51,335	$53,115

Stock-based compensation expense decreased during the six months ended December 31, 2007 compared to three months ended December 31, 2006 primarily due to a reversal of $20.3 million in stock based compensation expense related to our former Chief Executive Officer recorded during the three months ended December 31, 2006. The decrease is also due to certain option grants in prior years that fully vested in the fiscal year ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	December 31, 2007	June 30, 2007
Cash and cash equivalents	$547,643	$722,511
Marketable securities	749,561	988,118

Total cash, cash equivalents and marketable securities	$1,297,204	$1,710,629

Percentage of total assets	31%	37%

(In thousands)	Six months ended
	December 31, 2007	December 31, 2006
Cash provided by operating activities	$331,589	$256,608
Cash provided by (used in) investing activities	233,739	(501,765)
Cash used in financing activities	(733,838)	(28,482)
Effect of exchange rate changes on cash and cash equivalents	(6,358)	7,832

Net decrease in cash and cash equivalents	$(174,868)	$(265,807)

We have historically financed our operations through cash generated from operations. Cash provided by operating activities was $331.6 million and $256.6 million for the six months ended December 31, 2007 and 2006, respectively. Cash provided by operating activities during the six months ended December 31, 2007 consisted primarily of net income of $172.1 million, increased by non-cash depreciation and amortization of $53.3 million, stock-based compensation of $51.3 million, a decrease in inventories of $57.5 million due to lower build plan as a result of lower bookings, a decrease in accounts receivable of $30.2 million as collections exceeded shipments during the six months ended December 31, 2007 and an increase in accounts payable of $21.8 million primarily as a result of timing of payments. These increases in operating cash flow were partially offset by changes in other assets and liabilities of $47.2 million primarily due to net cash outflow resulting from tax payments made and an accrual of $65.0 million for the proposed settlement of the shareholder class action lawsuit made in the six months ended December 31, 2007.

Cash provided by operating activities during the six months ended December 31, 2006 consisted primarily of net income of $226.0 million increased by non-cash depreciation and amortization of $43.8 million, non-cash impairment charges of $56.8 million, and stock-based compensation of $53.1 million, offset by an increase in inventories of $68.9 million and changes in other assets and liabilities of $66.4 million.

Investing activities typically consist of purchases and sales or maturities of marketable securities, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new markets or emerging technologies. Cash provided by investing activities was $233.7 million during the six months ended December 31, 2007, while cash used in investing activities was $501.8 million during the six months ended December 31, 2006.

Financing activities include dividend payments to our common stockholders and sales and repurchases of our common stock. Since the inception of the repurchase program in 1997 through December 31, 2007, the Board of Directors has authorized us to repurchase a total of 47.8 million shares. We used $809.8 million in the six months ended December 31, 2007, and accrued an additional $7.3 million at December 31, 2007, in connection with the repurchase of 14.4 million shares of our common stock. Because the stock repurchase program was suspended in May 2006 and resumed in February 2007, we did not repurchase stock in the six months ended December 31, 2006. The decrease in cash, cash equivalents and marketable securities from the six months ended December 31, 2006 to the six months ended December 31, 2007 was primarily due to the repurchase of shares in the first six months of fiscal year 2008.

During the third quarter of the fiscal year ended June 30, 2005, our Board of Directors approved the initiation of a quarterly cash dividend. During the three months ended December 31, 2007, our Board of Directors authorized a quarterly cash dividend of $0.15 per share, which was paid on December 3, 2007 to stockholders of record at the close of business on November 19, 2007. During the same period in fiscal year 2007, we declared and paid a quarterly cash dividend of $0.12 per share. The total amount of dividends paid during the three months ended December 31, 2007 and 2006 was $27.2 million and $24.2 million, respectively.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2007:

(in thousands)	Total	2008(1)	2009	2010	2011	2012	Thereafter
Purchase commitments	$174,789	$153,133	$21,656	$—	$—	$—	$—
Litigation settlement	65,000	65,000
Operating leases	36,362	5,425	8,650	5,962	3,995	2,518	9,812
Pension obligations	9,955	432	924	976	1,001	902	5,720
Other obligations	21,694	21,694	—	—	—	—	—

Total contractual cash obligations	$307,800	$245,684	$31,230	$6,938	$4,996	$3,420	$15,532

(1)	Remaining 6 months

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, from time to time we will discount, without recourse, Letters of Credit (“LCs”) received from customers in payment of goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three and six months ended December 31, 2007 and 2006:

	Three months ended		Six months ended
(In thousands)	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Receivables sold under factoring agreements	$84,879	$64,776	$155,413	$144,604
Proceeds from sales of LCs	$10,710	$8,523	$17,528	$38,712
Discounting fees paid on sales of LCs (1)	$56	$133	$77	$498

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

We maintain guarantee arrangements of $30.2 million in various locations to fund customs guarantees for VAT and LC needs of our subsidiaries in Europe and Asia. Approximately $20.5 million was outstanding under these arrangements as of December 31, 2007.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $174.8 million as of December 31, 2007 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

As of December 31, 2007, the non-current tax payable under FIN 48 was $84.3 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. This obligation is excluded from the schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2007 presented above.

In December 2007, we reached an agreement in principle for the settlement of a securities class action that named KLA-Tencor and certain of its current and former directors and officers as defendants relating to its historical stock option practices. Under the terms of a memorandum of understanding entered into in January 2008 confirming such agreement in principle, we will be required to make a payment of $65.0 million to the settlement class. The settlement, which is subject to a final agreement and court approval, will provide a full release of KLA-Tencor and the other named defendants in connection with the allegation raised in the lawsuit. Accordingly, as the liability had been incurred at December 31, 2007 and it can be reasonably estimated, an amount of $65.0 million has been accrued by a charge to SG&A expenses during the three months ended December 31, 2007.

During the fiscal year ended June 30, 2007, the Company accrued approximately $20.2 million payable to non-executive holders of the amended options to compensate them for the resulting increase in their option exercise price. The $20.2 million is payable in January 2008. This amount is included in other obligations in the table presented above.

We provide standard warranty coverage on our systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to cost of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. Non-standard warranty coverage generally includes services incremental to the standard 40-hour per week coverage for twelve months. See Note 11 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for a detailed description.

Working capital decreased to $1,871.4 million as of December 31, 2007, compared to $2,247.2 million as of June 30, 2007. This decrease is primarily due to cash payments for the repurchase of shares of $809.8 million during the six months ended December 31, 2007 offset by cash generated from operations during the six months ended December 31, 2007. As of December 31, 2007, our principal sources of liquidity consisted of $1,297.2 million of cash, cash equivalents, and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Our investment portfolio consists of both corporate and government securities that have a maximum effective maturity of 10 years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. We have the ability to realize the full value of all these investments upon maturity. Unrealized losses are due to changes in interest rates and bond yields. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

Under our foreign-currency risk management strategy, we utilize derivative instruments to protect our interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. The outstanding hedge contracts, with maximum maturity of 13 months, as of December 31, 2007 and June 30, 2007 were as follows:

(In thousands)	As of December 31, 2007	As of June 30, 2007
Cash flow hedge contracts
Purchase	$5,796	$4,651
Sell	(248,387)	(242,942)
Other foreign currency hedge contracts
Purchase	188,335	126,992
Sell	(325,413)	(265,378)

Net outstanding hedge contracts	$(379,669)	$(376,677)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2007. Actual results may differ materially.

As of December 31, 2007, we had an investment portfolio of fixed income securities of approximately $749.6 million, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2007, the fair value of the portfolio would have declined by $3.4 million.

As of December 31, 2007, we had net forward and options contracts to sell $379.7 million in foreign currency in order to hedge currency exposures (see Note 12, “Derivative Instruments and Hedging Activities,” to Condensed Consolidated Financial Statements (unaudited) for a detailed description). If we had entered into these contracts on December 31, 2007, the U.S. dollar equivalent would be $388.9 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $54.1 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) (Disclosure Controls) as of the end of the period covered by this Report required by Exchange Act Rules 13a-15(b) or 15d-15b. The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company’s Disclosure Controls include components of its internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. To the extent that components of the Company’s internal control over financial reporting are included within its Disclosure Controls, they are included in the scope of the Company’s annual controls evaluation.

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

The information set forth above under Note 10 contained in the Condensed Consolidated Financial Statements in Item 1 of Part I is incorporated herein by reference.

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

The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue and, thus, future expense levels. In the current environment, our ability to accurately predict future revenue and expense levels is particularly low. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles.

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

For example, the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment which required us to measure all employee stock-based compensation awards using a fair value method beginning in fiscal year 2006 and record such expense in our consolidated financial statements, has had a material impact on our consolidated financial statements, as reported under accounting principles generally accepted in the United States of America.

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

We may experience difficulties with the implementation of our customer relationship management (“CRM”) system or existing enterprise resource planning (“ERP”) system and other IT systems. System failure or malfunctioning may result in a disruption of operations or the inability to process transactions, and this could adversely affect our financial results.

We may experience difficulties with our new CRM system to be implemented in fiscal year 2008 that could disrupt our ability to timely and accurately process and report key components of the results of our consolidated operations, our financial position and cash flows. System failure or malfunctioning could disrupt our ability to timely and accurately process and report key components of our results of operations, financial position and cash flows. Any disruptions or difficulties that may occur in connection with our ERP system or other systems could also adversely affect our ability to complete important business processes such as the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unforeseen problems with regard to our ERP system or other systems, our business could be adversely affected.

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

The ongoing government inquiries relating to our historical stock option practices is time consuming and expensive and could result in injunctions, fines and penalties that may have a material adverse effect on our financial condition, results of operations and cash flow.

On July 25, 2007, we announced that the Company had reached a settlement with the SEC by consenting to the entry of a permanent injunction against future violations of the reporting, books and records, and internal controls provisions of the federal securities laws. The settlement resolves completely the SEC investigation into the Company’s historical stock option granting practices. KLA-Tencor was not charged by the SEC with fraud, nor was the Company required to pay any civil penalty, fine or money damages as part of the settlement. While the SEC has completed its investigation, the inquiry by the United States Attorney’s Office for the Northern District of California (“USAO”) into our historical stock option practices is ongoing. We have fully cooperated with the USAO and intend to continue to do so. The period of time necessary to resolve this inquiry is uncertain, and we cannot predict the outcome of this inquiry or whether we will face additional government inquiries, investigations or other actions related to our historical stock option practices. The Company has also responded to inquiries from the U.S. Department of Labor, which is conducting an examination of the Company’s 401(k) Savings Plan prompted by the Company’s stock option issues. The Company is cooperating fully with this examination and intends to continue to do so. Further, the Internal Revenue Service is conducting an audit covering calendar year 2006 related to the Company’s historical stock option practices. These inquiries may require us to continue to expend significant management time and incur significant legal and other expenses, and could result in criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may have a material adverse effect on our financial condition, results of operations and cash flow.

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

In connection with our historical stock option practices and resulting restatements, a number of derivative actions were filed against certain of our current and former directors and officers purporting to assert claims on the Company’s behalf. In addition, a number of securities class action complaints were filed against us and certain of our current and former directors and officers seeking damages related to our historical stock option practices and the resulting investigation, inquiries and restatements. There may be additional lawsuits of this nature filed in the future. We cannot predict the outcome of these lawsuits, other than the shareholder class action for which we have agreed in principle on a settlement (as described in Note 10, “Litigation and Other Legal Matters”), nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, there could be a material adverse effect on our business, financial condition and results of operations.

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

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of the internal control over financial reporting. The Company has in prior periods identified certain material weaknesses in its internal control over financial reporting. However, we believe the Company remediated those past material weaknesses, and we have not identified any material weaknesses in our internal control over financial reporting for the fiscal year ended June 30, 2007. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

ITEM 2.	UNREGISTERED SALES AND PURCHASES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended December 31, 2007. (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2007 to October 31, 2007(2)	80,000	$52.69	11,001,000
November 1, 2007 to November 30, 2007(2)	1,660,000	$49.55	9,341,000
December 1, 2007 to December 31, 2007(2)	960,000	$49.05	8,381,000

Total	2,700,000	$49.47

(1)	In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. Since the inception of the repurchase program in 1997 through December 31, 2007, the Board of Directors has authorized KLA-Tencor to repurchase a total of 47.8 million shares. The Company’s systematic buyback program was suspended in May 2006, and resumed in February 2007.

(2)	All shares were purchased pursuant to the publicly announced repurchase programs described in footnote 1 above.

(3)	The stock repurchase programs have no expiration date. Future repurchases of the Company’s common stock under the Company’s repurchase programs may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on November 15, 2007 at the Company’s principal executive offices in Milpitas, California. Of the 182,147,118 shares of the Company’s common stock outstanding as of October 2, 2007 (the record date), 167,894,029 shares, or 92%, were present or represented by proxy at the meeting. Three proposals were considered at the meeting.

Proposal One. The stockholders elected the Company’s three Class III nominees to its Board of Directors to each serve for a three-year term, each until his successor is duly elected. The table below presents the results of the election.

Name	For	Withheld
Edward W. Barnholt	157,092,349	10,801,680
Stephen P. Kaufman	161,759,970	6,134,059
Richard P. Wallace	161,729,801	6,164,228

The Company’s Class I directors (Robert M. Calderoni, John T. Dickson, Kevin J. Kennedy and Lida Urbanek) and Class II directors (H. Raymond Bingham, Robert T. Bond and David C. Wang) were not subject to reelection at the annual meeting, and their respective terms of office as members of the Board of Directors continued after the meeting.

Proposal Two. The stockholders approved an amendment to the Company’s 2004 Equity Incentive Plan (the “2004 Plan”) to (a) increase the number of shares reserved for issuance under the 2004 Plan by 8,500,000 shares, (b) expand and reapprove the list of corporate performance goals to which the vesting of certain awards made under the plan may be tied in order to qualify those awards as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code of 1986, and (c) effect a series of technical revisions to the plan in order to address recent tax and accounting developments affecting the administration of the plan. This proposal received 117,057,371 votes in favor of the amendment, 34,104,482 votes against the amendment, 1,862,894 abstentions and 14,869,282 broker non-votes.

Proposal Three. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2008. This proposal received 160,128,184 votes for, 5,969,963 votes against and 1,795,882 abstentions.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

3.4	Amended and Restated Bylaws of KLA-Tencor Corporation	8-K	000-09992	3.1	November 13, 2007

10.40	2004 Equity Incentive Plan (as amended and restated)*	Proxy	000-09992	App. A	October 11, 2007

10.41	Release Agreement by Jorge Titinger

10.42	Form of Stock Option Amendment and Special Bonus Agreement	8-K	000-09992	99.1	November 13, 2007

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

January 28, 2008	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace Chief Executive Officer (Principal Executive Officer)

January 28, 2008	/s/ JEFFREY L. HALL
(Date)	Jeffrey L. Hall Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

KLA-TENCOR CORPORATION

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

3.4	Amended and Restated Bylaws of KLA-Tencor Corporation	8-K	000-09992	3.1	November 13, 2007

10.40	2004 Equity Incentive Plan (as amended and restated)*	Proxy	000-09992	App. A	October 11, 2007

10.41	Release Agreement by Jorge Titinger

10.42	Form of Stock Option Amendment and Special Bonus Agreement	8-K	000-09992	99.1	November 13, 2007

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement