Form 10-Q
period 2008-03-31
KLA TENCOR CORP
filed 2008-04-28
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                                                                                            Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)            Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 17, 2008 there were 170,061,282 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KLA-TENCOR CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)	March 31, 2008	June 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$563,482	$722,511
Restricted cash	619,895	—
Marketable securities	84,392	988,118
Accounts receivable, net	573,284	581,500
Inventories	443,710	535,370
Deferred income taxes	356,323	339,133
Other current assets	135,616	86,139

Total current assets	2,776,702	3,252,771
Land, property and equipment, net	341,186	382,240
Marketable securities	46,803	—
Goodwill	315,617	311,856
Purchased intangibles, net	144,937	175,432
Other long-term assets	485,760	500,950

Total assets	$4,111,005	$4,623,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,239	$92,165
Deferred system profit	188,300	201,747
Unearned revenue	52,216	52,304
Other current liabilities	642,143	659,346

Total current liabilities	983,898	1,005,562
Non-current liabilities:
Income tax payable	58,921	—
Unearned revenue	41,885	46,950
Other non-current liabilities	37,211	20,695

Total liabilities	1,121,915	1,073,207
Commitments and contingencies (Notes 12 and 13) Stockholders’ equity:
Common stock and capital in excess of par value	700,028	967,886
Retained earnings	2,257,049	2,570,751
Accumulated other comprehensive income	32,013	11,405

Total stockholders’ equity	2,989,090	3,550,042

Total liabilities and stockholders’ equity	$4,111,005	$4,623,249

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
(In thousands except per share data)	2008	2007	2008	2007
Revenues:
Product	$476,274	$607,390	$1,568,155	$1,682,619
Service	125,945	108,818	362,867	312,222

Total revenues	602,219	716,208	1,931,022	1,994,841

Costs and operating expenses:
Costs of revenues	285,650	306,751	876,548	874,642
Engineering, research and development	96,646	106,265	293,503	313,659
Selling, general and administrative	94,723	120,537	365,006	391,536

Total costs and operating expenses	477,019	533,553	1,535,057	1,579,837

Income from operations	125,200	182,655	395,965	415,004
Interest income and other, net	36,009	20,817	66,752	65,931

Income before income taxes and minority interest	161,209	203,472	462,717	480,935
Provision for income taxes	50,229	48,546	179,644	101,551

Income before minority interest	110,980	154,926	283,073	379,384
Minority interest	—	(141)	—	1,372

Net income	$110,980	$154,785	$283,073	$380,756

Net income per share:
Basic	$0.62	$0.78	$1.55	$1.91

Diluted	$0.61	$0.76	$1.52	$1.87

Weighted average number of shares:
Basic	178,112	197,930	182,397	199,053

Diluted	180,617	203,474	186,303	203,976

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended March 31,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$283,073	$380,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,907	73,152
Impairment charges	6,163	56,830
Gain on sale of real estate assets	(17,683)	—
Non-cash, stock-based compensation	77,189	73,241
Tax benefit from employee stock options	11,573	2,298
Excess tax benefit from stock-based compensation	(7,545)	(3,822)
Minority interest	—	(1,372)
Net (gain) loss on sale of marketable securities and other investments	(20,806)	1,175
Changes in assets and liabilities:
Accounts receivable, net	56,228	(39,737)
Inventories	87,109	(31,675)
Other assets	(21,239)	(13,103)
Accounts payable	12,892	(10,998)
Deferred system profit	(13,447)	(8,910)
Other liabilities	(53,613)	(22,619)

Net cash provided by operating activities	479,801	455,216

Cash flows from investing activities:
Restricted cash	(581,540)	—
Acquisitions of businesses, net of cash received	(5,491)	(439,190)
Capital expenditures, net	(47,694)	(54,641)
Proceeds from sale of real estate assets	63,290	—
Purchase of available-for-sale securities	(723,312)	(2,912,361)
Proceeds from sale of available-for-sale securities	1,560,720	2,955,029
Proceeds from maturity of available-for-sale securities	16,865	173,203

Net cash provided by (used in) investing activities	282,838	(277,960)

Cash flows from financing activities:
Issuance of common stock	131,028	122,796
Common stock repurchases	(989,660)	(763,582)
Payment of dividends to stockholders	(82,167)	(72,020)
Excess tax benefit from stock-based compensation	7,545	3,822

Net cash used in financing activities	(933,254)	(708,984)

Effect of exchange rate changes on cash and cash equivalents	11,586	6,953

Net decrease in cash and cash equivalents	(159,029)	(524,775)
Cash and cash equivalents at beginning of period	722,511	1,129,191

Cash and cash equivalents at end of period	$563,482	$604,416

Supplemental cash flow disclosures:
Income taxes paid, net	$190,608	$162,525

Interest paid	$2,778	$1,514

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

The results of operations for the three- and nine-month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2008.

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

Recent Accounting Pronouncements. In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires the Company to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company’s interim period beginning January 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 161 on its consolidated financial position, results of operations and cash flows.

In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2 – “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS No. 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of the implementation of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn-out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS No. 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 141(R) on its consolidated financial position, results of operations and cash flows.

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

NOTE 2 – RESTRICTED CASH

During the three months ended March 31, 2008, as required by applicable Belgian regulations, the Company funded a restricted cash account in connection with the Company’s proposed acquisition of ICOS Vision Systems Corporation NV (“ICOS”) containing the aggregate cash consideration of €392.3 million that may be payable for all securities of ICOS upon successful completion of the offer. The transaction is expected to close in the three months ending June 30, 2008. Please refer to Note 5 – Business Combinations for additional information related to the proposed acquisition of ICOS. As of March 31, 2008, the fair value of the restricted cash balance in that account was $619.9 million, which includes $38.4 million of gain resulting from exchange rate fluctuation. The cash will be restricted until the termination of the offer, if unsuccessful, or the closing of the acquisition.

NOTE 3 – MARKETABLE SECURITIES

(In thousands)	March 31, 2008	June 30, 2007
Short-term marketable securities:
U.S. Government agency securities	$—	$3,043
Municipal bonds	77,249	841,427
Corporate debt securities	—	3,500
Corporate equity securities	—	283
Money market bank deposits and other	896,391	538,275
Auction rate securities	—	156,450

	973,640	1,542,978
Less: Amounts included in cash equivalents and restricted cash	(889,248)	(554,860)

Total short-term marketable securities	$84,392	$988,118

Long-term marketable securities:
Auction rate securities	$46,803	$—

Total long-term marketable securities	$46,803	$—

Our investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, and a pool of student loans or collateralized debt obligations whose interest rates are reset, typically every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa. Beginning in February 2008, auctions failed for approximately $48.2 million in par value of municipal auction rate securities we held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather are caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. As a result, we have classified these securities with failed auctions as long-term assets in our consolidated balance sheet. Although we believe our securities continue to represent sound investments, we may be forced to sell some of our auction rate securities portfolio under illiquid market conditions, which could result in our recognizing a loss on such sales. During the three months ended March 31, 2008, the Company recorded a temporary impairment charge of $0.9 million (net of tax of $0.5 million), calculated using a discounted cash flow model, in accumulated other comprehensive income, a component of stockholders’ equity. The balance of the long-term marketable securities at March 31, 2008 was $46.8 million.

NOTE 4 – BALANCE SHEET COMPONENTS

(In thousands)	March 31, 2008	June 30, 2007
Accounts receivable, net
Accounts receivable, gross	$585,389	$593,229
Allowance for doubtful accounts	(12,105)	(11,729)

	$573,284	$581,500

Inventories
Customer service parts	$176,505	$175,763
Raw materials	127,041	155,846
Work-in-process	69,298	105,254
Finished goods and demonstration equipment	70,866	98,507

	$443,710	$535,370

Land, property and equipment, net
Land	$67,759	$84,456
Buildings and improvements	136,955	151,466
Machinery and equipment	433,277	419,840
Office furniture and fixtures	35,248	37,919
Leasehold improvements	147,867	141,236
Construction in process	8,198	17,191

	829,304	852,108
Less: Accumulated depreciation and amortization	(488,118)	(469,868)

	$341,186	$382,240

Other assets
Long-term investments	$169,596	$179,725
Deferred tax assets – long-term	306,106	309,487
Other	10,058	11,738

	$485,760	$500,950

Other current liabilities
Warranty and retrofit	$52,220	$66,669
Compensation and benefits	284,084	314,046
Income taxes payable	24,992	85,993
Accrued litigation costs	73,629	13,577
Other accrued expenses	207,218	179,061

	$642,143	$659,346

NOTE 5 – BUSINESS COMBINATIONS

On February 21, 2008, the Company announced an agreement under which the Company agreed to make a tender offer to acquire ICOS in a cash transaction valued at €36.50 per share. ICOS is a leading supplier of packaging and interconnect inspection solutions for the semiconductor industry and is a leader in the inspection of photovoltaic solar technologies and LED lighting products. Upon successful completion of the offer, the Company will pay cash consideration of up to €392.3 million for all securities of ICOS. The transaction is expected to close in the three months ending June 30, 2008.

During the three months ended March 31, 2007, the Company acquired SensArray Corporation (“SensArray”), a designer and producer of sensors that are embedded in wafers to collect information on the performance of tools used in the semiconductor manufacturing process, for $34.1 million in cash. The operating results of SensArray have been included in the Company’s consolidated financial statements effective as of the acquisition date.

During the three months ended March 31, 2007, the Company acquired OnWafer Technologies, Inc. (“OnWafer”), a developer of specialized metrology substrates that provide high precision time-sequence measurements that show a wafer’s response to tools used in the semiconductor manufacturing process, for $20.9 million in cash. The operating results of OnWafer have been included in the Company’s consolidated financial statements effective as of the acquisition date.

During the three months ended December 31, 2006, the Company completed its acquisition of all of the shares of ADE Corporation (“ADE”), a supplier of semiconductor process control solutions, for $491.1 million. With the acquisition, the Company gained entry into the wafer metrology market, expanded into a broader range of products and services, and gained access to ADE’s workforce and intellectual property portfolio. The operating results of ADE have been included in the Company’s consolidated financial statements effective as of the acquisition date.

The following table summarizes the aggregate fair value of the net assets acquired in conjunction with the SensArray, OnWafer, and ADE acquisitions:

(In thousands)	Purchase Price Allocation
Cash	$105,880
Current assets	86,810
Intangibles:
Existing technology	73,040
Patents	30,200
Trade name / Trademarks	13,210
Customer relationships	34,070
In-Process R&D	4,600
Other intangible assets	8,520
Noncurrent assets	16,673
Goodwill	257,917
Liabilities assumed (1)	(84,813)

$546,107

Cash consideration	$545,098
Value of options assumed	1,009

Total consideration	$546,107

(1)	$6.6 million of accrued restructuring created as a result of the acquisitions has been included in liabilities assumed.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill balances and movements during the nine months ended March 31, 2008:

(In thousands)	Amount
As of June 30, 2007	$311,856
Adjustments	3,761

As of March 31, 2008	$315,617

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to KLA-Tencor’s reporting units pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, KLA-Tencor completed its annual evaluation of goodwill by reporting unit during the quarter ended December 31, 2007 and concluded that there was no impairment as of December 31, 2007. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the quarter ended December 31, 2007. Adjustments to goodwill during the nine months ended March 31, 2008 resulted primarily from revisions to purchase price allocations related to entities that were acquired in the fiscal year ended June 30, 2007.

Purchased Intangible Assets

The components of purchased intangible assets as of March 31, 2008 and June 30, 2007 were as follows:

(in thousands)	Range of Useful Lives	As of March 31, 2008			As of June 30, 2007
Category		Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	4-7 years	$97,205	$28,974	$68,231	$96,534	$14,152	$82,382
Patents	6-13 years	39,301	15,499	23,802	38,997	8,114	30,883
Trade name / Trademark	4-10 years	20,835	4,528	16,307	20,835	2,086	18,749
Customer relationships	6-7 years	44,870	8,935	35,935	44,870	3,591	41,279
Other	0-1 year	10,835	10,173	662	10,695	8,556	2,139

Total		$213,046	$68,109	$144,937	$211,931	$36,499	$175,432

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

For the three months ended March 31, 2008 and 2007, amortization expense for purchased intangible assets was $8.5 million and $11.0 million, respectively. For the nine months ended March 31, 2008 and 2007, amortization expense for other intangible assets was $25.4 million and $21.6 million, respectively. Based on the intangible assets recorded as of March 31, 2008, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2008 (remaining 3 months)	$7,959
2009	30,893
2010	30,793
2011	29,786
2012	26,698
Thereafter	18,808

Total	$144,937

NOTE 7 – STOCK-BASED COMPENSATION

KLA-Tencor applies the provisions of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.

The following table shows pre-tax stock-based compensation expense for the three and nine months ended March 31, 2008 and 2007:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2008	2007	2008	2007
Stock-based compensation expense:
Costs of revenues	$5,670	$6,629	$16,623	$23,218
Engineering, research and development	8,052	11,036	23,753	33,984
Selling, general and administrative	12,133	11,604	36,814	25,182

Total stock-based compensation	$25,855	$29,269	$77,190	$82,384

As of March 31, 2008, the unrecognized stock-based compensation balance was $167.9 million.

Stock Options

The following table shows the number of options granted and grant-date fair value after estimated forfeitures for the three and nine months ended March 31, 2008 and 2007:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2008	2007	2008	2007
Number of options granted	—	67	24	294
Grant-date fair value after estimated forfeitures	$—	$242	426	$2,188

As of March 31, 2008, the unrecognized stock-based compensation balance related to stock options was $62.4 million and will be recognized over an estimated weighted average amortization period of 1.9 years.

The following table shows stock-based compensation capitalized as inventory and deferred system profit as of March 31, 2008 and June 30, 2007:

(In thousands)	March 31, 2008	June 30, 2007
Inventory	$6,023	$6,229
Deferred system profit	$1,012	$1,386

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), as clarified by SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended March 31,			Nine months ended March 31,
	2008		2007	2008	2007
Stock option plan:
Expected stock price volatility	(	*)	32%	34%	34%
Risk free interest rate	(	*)	4.7%	4.4%	5.0%
Dividend yield	(	*)	1.0%	1.0%	1.1%
Expected life of options (in years)	(	*)	4.4	4.7	4.4
Stock purchase plan:
Expected stock price volatility	33%		35%	33%	35%
Risk free interest rate	3.6%		5.0%	4.2%	5.0%
Dividend yield	1.3%		1.0%	1.1%	1.1%
Expected life of options (in years)	1.3		1.3	1.3	1.3

(*)	There were no stock options issued during the three months ended March 31, 2008.

SFAS No. 123(R) requires the use of option-pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was applied for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the underlying stock. The expected stock price volatility assumption was determined using the implied volatility of the Company’s common stock. The Company’s computation of expected volatility is based on market-based implied volatility from traded options on the Company’s stock. The Company believes that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a blended volatility.

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

The 2004 Equity Incentive Plan (the “2004 Plan”) provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to its employees, consultants and members of its Board of Directors. Since the adoption of the 2004 Plan, no further grants are permitted under the 1982 Stock Option Plan or 2000 Nonstatutory Stock Option Plan. On November 15, 2007, the stockholders approved an amendment to the 2004 Plan to, among other things, increase the number of shares of the Company’s common stock reserved for issuance under the 2004 Plan by 8.5 million shares. The 2004 Plan permits the issuance of up to 21.0 million shares of common stock, of which 7.4 million shares were available for grant as of March 31, 2008. Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto. Total options outstanding under all plans as of March 31, 2008 were 16.5 million. During the nine months ended March 31, 2008, approximately 0.5 million restricted stock units were granted to senior management with performance-based vesting.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

(In thousands except for Weighted-Average Exercise Price)	Available For Grant	Options Outstanding	Weighted- Average Exercise Price
Balances at June 30, 2007	3,317	19,585	$42.28
Plan shares expired	—	—	—
Options granted	(24)	24	$54.81
Restricted stock units granted(1)	(3,837)	—	—
Restricted stock units canceled(1)	635	—	—
Shares added to plans	8,500	—	—
Options canceled/expired/forfeited	327	(327)	$46.67
Options exercised	—	(2,820)	$38.77

Balances at March 31, 2008(2)	8,918	16,462	$42.36

(1)

Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date shall be counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto.

(2)

The 2004 Plan is the only equity incentive plan under which the Company is currently authorized to issue restricted stock units. As of March 31, 2008, there were 7.4 million shares available for grant under the 2004 Plan, which amount is equivalent to 4.1 million restricted stock units available for grant after giving effect to the provision in the 2004 Plan that provides that restricted stock unit awards shall be counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto.

The weighted-average grant date fair value of options, as determined under SFAS No. 123(R), granted during the nine months ended March 31, 2008 and 2007 was $17.95 and $13.66 per share, respectively. As of March 31, 2008, 12.7 million options were exercisable with a weighted-average exercise price of $41.67 per share and weighted-average remaining contractual term of 4.4 years. The aggregate intrinsic value for the options exercisable as of March 31, 2008 was $87.6 million.

The total intrinsic value of options exercised during the nine months ended March 31, 2008 and 2007 was $56.1 million and $52.5 million, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended March 31, 2008 and 2007 was approximately $109.7 million and $112.0 million, respectively. In connection with these exercises, the tax benefits realized by the Company for the nine months ended March 31, 2008 and 2007 were $27.5 million and $18.4 million, respectively. The $27.5 million includes $7.9 million of tax benefit realized by the Company for the cash bonuses paid during the three months ended March 31, 2008 related to 409A affected options.

Restricted Stock Units

The following table shows the number of restricted stock units granted and grant-date fair value for the three and nine months ended March 31, 2008 and 2007:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Number of restricted stock units granted	29	172	2,132	2,770
Grant-date fair value	$713	$6,395	$62,377	$89,876

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

As of March 31, 2008, the unrecognized stock-based compensation balance related to restricted stock units was $105.5 million and will be recognized over an estimated weighted-average amortization period of 2.8 years. Additionally, the number of restricted stock units outstanding as of March 31, 2008 was 5.2 million.

Employee Stock Purchase Plan

KLA-Tencor’s Amended and Restated 1997 Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase of KLA-Tencor’s common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the fair market value of the common stock at the time of enrollment into the offering period versus the fair market value on the date of purchase. Offering periods are generally two years in length. On September 28, 2006, the ESPP was temporarily suspended due to the ongoing stock option investigation and was not reactivated until February 2007, and accordingly there were no shares purchased under the ESPP during the three and six months ended December 31, 2006. A cash payment of approximately $4.6 million in lieu of the estimated financial benefit of participating in the ESPP was provided during the three months ended March 31, 2007 to employees below the Vice President level who had been active participants in the ESPP before it was temporarily suspended. After the filing on January 29, 2007 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, approximately 0.3 million shares were purchased under the ESPP on February 1, 2007. Total cash received from employees for the issuance of shares under the ESPP was approximately $10.8 million during the nine months ended March 31, 2007. No shares were purchased under the ESPP during the three months ended March 31, 2008, and 0.6 million shares were purchased under the ESPP during the nine months ended March 31, 2008. In connection with the ESPP, the Company realized tax benefits of $1.5 million and $0.9 million for the nine months ended March 31, 2008 and March 31, 2007, respectively.

The number of shares available for issuance under the ESPP is replenished annually, typically on the first day of each fiscal year, by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of March 31, 2008, a total of 1.5 million shares were reserved and available for issuance under the ESPP.

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

On October 16, 2006, following the Special Committee investigation of the Company’s historical stock option practices, the Company terminated all aspects of Mr. Schroeder’s employment relationship and agreement with the Company. As a result, vesting of Mr. Schroeder’s then outstanding stock options and restricted stock awards immediately ceased, and the 0.9 million unvested option shares and 0.1 million unvested restricted stock award shares held by Mr. Schroeder at the time of termination were canceled. Accordingly, in the second quarter of fiscal 2007, the Company reversed $20.3 million of the non-cash, stock-based compensation charges in accordance with paragraphs 19 and 43 of SFAS No. 123(R), because Mr. Schroeder would no longer be able to fulfill his service obligations. The $20.3 million reversal related to the charges that had been recorded in prior periods related to unvested option shares and restricted stock award shares.

In December 2006, the Company canceled 0.6 million vested option shares held by Mr. Schroeder as of the time of termination, representing those shares that had been retroactively priced or otherwise improperly granted. In accordance with paragraph 57 of SFAS No. 123(R), previously recognized stock-based compensation expense related to these awards was not reversed upon cancellation.

IRC Section 409A Affected Options

Because virtually all holders of retroactively priced options that had been issued by the Company were not involved in or aware of the retroactive pricing, the Company took certain actions to deal with the adverse tax consequences that may have been incurred by the holders of retroactively priced options. The adverse tax consequences were that retroactively priced stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). One such action by the Company involved offering to amend the 409A Affected Options to increase the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment, in exchange for cash bonus payments to the option holders that were paid in January 2008 in an amount equal to the aggregate increase in exercise prices of the amended 409A Affected Options held by such option holders. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-officers could not be offered until after the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 were filed and did not need to be completed until December 31, 2007. During the fiscal year ended June 30, 2007, the Company accrued approximately $20.2 million for the cash bonuses payable to non-executive holders of the amended options to compensate them for the resulting increase in their option exercise prices. The $20.2 million of cash bonuses were paid in January 2008. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid. However, there is no assurance that the options will be exercised, and the employees will retain the bonuses under all circumstances. In order to compensate certain option holders whose employment terminated or who had already exercised 409A Affected Options for the additional taxes they would incur under IRC Section 409A (and, as applicable, similar state tax laws), the Company also recorded approximately $12.9 million during the nine months ended March 31, 2007 and no such charges during the nine months ended March 31, 2008.

Three of the Company’s option holders were subject to the December 31, 2006 deadline described above. Accordingly, in December 2006, the Company offered to amend the 409A Affected Options held by Richard P. Wallace, the Company’s Chief Executive Officer, and two former executive officers to increase the exercise price so that their 409A Affected Options would not subject the option holders to a penalty tax under IRC Section 409A. All three individuals accepted the Company’s offer. In addition, the Company agreed to pay each of the three individuals a cash bonus in January 2008 equal to the aggregate increase in the exercise prices for his amended options. For Mr. Wallace, the amount of this bonus was $0.4 million. To account for these actions, the Company recorded a charge of $0.3 million, net of amount reclassified from capital in excess of par, during the nine months ended March 31, 2007. The cash bonus was paid in January 2008.

In addition, in the three months ended December 31, 2007, the Company agreed to amend 409A Affected Options held by two other executives and, in connection with those amendments, agreed to pay cash bonuses in January 2008 to those two executives equal to the aggregate increase in the exercise prices for such 409A Affected Options. Accordingly, the Company accrued $0.2 million during the three months ended December 31, 2007. These cash bonuses were paid in January 2008.

With respect to certain former officers whose options were canceled or re-priced by the Company following the Special Committee investigation, no bonuses of the type described above will be paid.

NOTE 8 – STOCK REPURCHASE PROGRAM

In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. Since the inception of the repurchase program in 1997 through March 31, 2008 the Board of Directors had authorized KLA-Tencor to repurchase a total of 47.8 million shares. The Company’s systematic buyback program was temporarily suspended in May 2006, and resumed in February 2007. The Company accounts for repurchased common stock under the cost method and includes such treasury stock as a component of its stockholders’ equity. During the three and nine months ended March 31, 2008, the common stock repurchases of $175.9 million and $993.0 million, respectively, reduced capital in excess of par and retained earnings. At March 31, 2008, $3.3 million of the above repurchase payment amount remained unpaid and is recorded in other current liabilities.

In February 2007, the Company entered into an Accelerated Share Repurchase program (“ASR”) with a third-party investment bank and prepaid $750.0 million to repurchase its common stock. The program had two separate components. The first component was the purchase of shares, and the second component is the forward contract indexed to the Company’s own common stock. The purchase price per share of the common stock repurchased through the ASR was determined and adjusted based on a discount to the volume-weighted average price of the Company’s common stock during a period following the execution of the ASR agreement, subject to a maximum price per share. The exact number of shares repurchased pursuant to the ASR was determined based on such adjusted price. The ASR completed during the fourth quarter of fiscal year 2007. Under the ASR, the Company repurchased 14.0 million shares of the Company’s common stock at an average price of $53.52 per share of which 12.0 million shares were delivered to the Company during the three months ended March 31, 2007.

The payment of $750.0 million was included in the cash flows from financing activities in the Company’s Condensed Consolidated Statement of Cash Flows. The shares received were multiplied by the closing stock price on the date of receipt to determine the cost of repurchase. The entire $750.0 million was recorded in the stockholders’ equity section of its Condensed Consolidated Balance Sheet. The Company decreases its shares outstanding as shares are physically received under the Company’s repurchase program, including the ASR.

Share repurchases for the three and nine months ended March 31, 2008 were as follows:

(In thousands)	Three months ended March 31, 2008	Nine months ended March 31, 2008
Number of shares of common stock repurchased	4,210	18,566
Total cost of repurchase	$175,945	$993,035

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive shares of common stock had been issued. The dilutive effect of outstanding options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R) and SFAS No. 128, Earnings Per Share. The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Numerator:
Net income	$110,980	$154,785	$283,073	$380,756
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock units	178,112	197,930	182,397	199,053
Effect of dilutive options and restricted stock units (1)	2,505	5,544	3,906	4,923

Denominator for diluted earnings per share	180,617	203,474	186,303	203,976

Basic earnings per share	$0.62	$0.78	$1.55	$1.91
Diluted earnings per share	$0.61	$0.76	$1.52	$1.87

(1)	12.9 million potentially dilutive securities are excluded from the computation of diluted earnings per share for the three months ended March 31, 2008 because their effect would have been anti-dilutive.

During the three months ended March 31, 2008, the Company’s Board of Directors authorized a quarterly cash dividend of $0.15 per share, which was paid on March 3, 2008 to stockholders of record as of the close of business on February 25, 2008. The total amount of dividends paid during the three and nine months ended March 31, 2008 was $26.6 million and $82.2 million, respectively. During the three months ended March 31, 2007, the Company declared and paid a quarterly cash dividend of $0.12 per share. The total amount of dividends paid during the three and nine months ended March 31, 2007 was $23.9 million and $72.0 million, respectively.

NOTE 10 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Net income	$110,980	$154,785	$283,073	$380,756
Other comprehensive income (loss):
Currency translation adjustments	16,891	1,290	39,881	4,036
Gain (loss) on cash flow hedging instruments, net	(9,585)	(2,281)	(20,354)	3,046
Change in unrecognized losses and transition obligation related to pension and post retirement plans	51	—	106	—
Unrealized gains (losses) on investments (1)	(3,864)	(388)	976	3,930

Other comprehensive income (loss)	$3,493	$(1,379)	$20,609	11,012
Total comprehensive income	$114,473	$153,406	$303,682	391,768

(1)	Taxes (benefits) included in unrealized gains (losses) on investments

NOTE 11 – INCOME TAXES

The Company recorded a provision of $50.2 million and $179.6 million for the three and nine months ended March 31, 2008, respectively, which represent effective tax rates of 31.1% and 38.8%, respectively. The increase in the effective tax rate for the nine months ended March 31, 2008 over the fiscal year ended June 30, 2007 was primarily due to the immediate impact of $46.6 million of incremental U.S. tax expense associated with the implementation of the Company’s global manufacturing strategy during the three months ended September 30, 2007. The incremental U.S. tax expense was a result of an inter-company licensing agreement related to the migration of a portion of the Company’s manufacturing activities to Singapore. In addition, there was an increase in the effective tax rate for the nine months ended March 31, 2008 compared to the year ended June 30, 2007 due to decreases in the tax benefits related to the decrease of tax exempt interest as a percentage of pre-tax income, and the expiration of the research and development credit and the extraterritorial income exclusion, partially offset by an increase in income earned outside the United States subject to lower tax rates than the statutory tax rate.

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

As a result of the adoption of FIN 48, the Company increased the liability for net unrecognized tax benefits by $8.4 million, and accounted for the increase as a cumulative effect of change in accounting principle that resulted in a reduction of retained earnings of $8.4 million at July 1, 2007. The Company has historically classified accruals for tax uncertainties in current taxes payable. Upon adoption of FIN 48, the Company has reclassified taxes payable of $62.1 million from current to non-current liability. In addition, as a result of the adoption of FIN 48, at March 31, 2008, long-term liabilities increased by $24.4 million; non-current deferred tax assets increased by $17.3 million; and goodwill related to acquisitions decreased by $1.3 million.

As of the adoption date of FIN 48, the Company had gross tax effected unrecognized tax benefits of approximately $77.2 million, of which $72.5 million, if recognized, would affect the effective tax rate, while the remaining $4.7 million would reduce acquisition related goodwill. The change in the uncertain tax benefits for the three and nine months ended March 31, 2008 was a decrease of approximately $10.3 million and $2.1 million, respectively, related to various tax positions including the filing of an amended federal income tax return for the year ended June 30, 2005. The Company anticipates an increase of approximately $2.4 million to the unrecognized tax benefits during the remainder of the year ending June 30, 2008, related to various tax positions. The Company has included the effects of these items in current estimates of the forecasted tax provision for the year ending June 30, 2008. The Company will reexamine the tax provision and the effect of estimated unrecognized tax benefits on the Company’s financial position at each reporting period.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within interest income and other, net. As of the adoption date of FIN 48, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $12.9 million. The accrued interest and penalties on unrecognized tax benefits decreased by approximately $2.0 million and increased by $0.1 million for the three and nine months ended March 31, 2008, respectively, to $13.0 million as of March 31, 2008.

The Company conducts business globally, and, as a result, the Company and one or more of its subsidiaries file income tax returns in various jurisdictions throughout the world, including with the United States federal government, various U.S. states and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is not under federal income tax examination at this time, except for an Internal Revenue Service audit covering calendar year 2006 related to the Company’s historical stock option practices. The Company remains subject to federal income tax examination for all years from the year ended June 30, 2005. The Company is subject to state income tax examinations for all years from the year ended June 30, 2002. The Company is also subject to examinations in major foreign jurisdictions, including Israel and Singapore, for all years from the year ended June 30, 2002 and is currently under tax examinations in various foreign tax jurisdictions.

NOTE 12 – LITIGATION AND OTHER LEGAL MATTERS

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

Shareholder Derivative Litigation Relating to Historical Stock Option Practices. Beginning on May 22, 2006, several persons and entities identifying themselves as shareholders of KLA-Tencor filed derivative actions purporting to assert claims on behalf of and in the name of the Company against various of the Company’s current and former directors and officers relating to its accounting for stock options issued from 1994 to the present. The complaints in these actions allege that the individual defendants breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with the Company’s historical stock option granting process, its accounting for past stock options, and historical sales of stock by the individual defendants. Three substantially similar actions are pending, one in the U.S. District Court for the Northern District of California (which consists of three separate lawsuits consolidated in one action, hereafter the “Federal Action”); one in the California Superior Court for Santa Clara County; and one in the Delaware Chancery Court.

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

The derivative actions are at a preliminary stage. The defendants are not yet required to respond to the complaints in the actions pending in California, and the defendants have moved to dismiss or stay the action pending in Delaware. The Company’s Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to conduct an independent investigation of the claims asserted in the derivative actions and to determine the Company’s position with respect to those claims. On March 25, 2008, the SLC filed a motion to terminate the Federal Action and to approve certain settlements with individuals as identified below.

During the three months ended March 31, 2008, the Company, acting through the SLC, entered into settlement agreements with each of Gary E. Dickerson, Kenneth Levy and Jon D. Tompkins related to the claims brought against such individuals in connection with the derivative actions. The SLC also entered into an agreement in principle with Kenneth Schroeder related to the claims brought against him in connection with the derivative actions. Each of these agreements is subject to court approval. The agreements, individually and in the aggregate, do not involve amounts that are material to the Company. As of March 31, 2008, the Company has not recorded the gain contingency arising from the settlement agreements discussed above as the gain is not certain. The Company will record any gain upon receiving applicable court approval.

In addition, during the three months ended March 31, 2008, the Company entered into an agreement in principle with Kenneth Schroeder to resolve all claims arising from his employment agreement and departure from the Company. The terms of this agreement in principle are subject to documentation in a final agreement.

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

In December 2007, the Company reached an agreement in principle for the settlement of the Northern District Litigation. Under the terms of a memorandum of understanding entered into in January 2008 confirming such agreement in principle, the Company will be required to make a payment of $65.0 million to the settlement class. The settlement, which is subject to a final agreement and court approval, will provide a full release of KLA-Tencor and the other named defendants in connection with the allegation raised in the lawsuit. Accordingly, as the liability had been incurred at December 31, 2007 and it could be reasonably estimated, an amount of $65.0 million was accrued by a charge to SG&A expenses during the three months ended December 31, 2007.

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

Another plaintiff, Chris Crimi, filed a putative class action complaint in the Superior Court of the State of California for the County of Santa Clara on September 4, 2007 against the Company and certain of its current and former directors and officers. The plaintiff seeks to represent a class consisting of persons who held KLA-Tencor common stock between September 20, 2002 and September 27, 2006, alleges causes of action for breach of fiduciary duty and rescission based on alleged misstatements and omissions in the Company’s SEC filings concerning the Company’s past stock option grants, and seeks unspecified damages based upon purported dilution of the Company’s stock, injunctive relief, and rescission. The named defendants, in addition to the Company, are Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Richard J. Elkus, Jr., Stephen P. Kaufman, Kenneth Levy, Michael E. Marks, Dean O. Morton, Kenneth L. Schroeder, Jon D. Tompkins, and Richard P. Wallace. This litigation is at an early stage, and discovery has not yet begun. The Company filed a motion to stay the case pending the resolution of other option-related litigation, as well as a demurrer asking the court to dismiss the case on the ground that the claims have no merit. On February 29, 2008, the Court sustained the Company’s demurrer and granted leave to file an amended complaint. Plaintiff filed an amended complaint reasserting the foregoing claims and adding a claim under section 1507 of the California Corporations Code on or about April 1, 2008. The Company intends to vigorously defend this litigation.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three and nine months ended March 31, 2008 and 2007:

	Three months ended		Nine months ended
(In thousands)	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Receivables sold under factoring agreements	$62,850	$53,036	$218,262	$197,640
Proceeds from sales of LCs	$20,596	$4,302	$38,125	$43,014
Discounting fees paid on sales of LCs (1)	$149	$47	$226	$545

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

Facilities. KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases, and, as such, these facilities are not included on the Company’s Condensed Consolidated Balance Sheet. Rent expense was approximately $3.4 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively. Rent expense was approximately $9.4 million and $7.0 million for the nine months ended March 31, 2008 and 2007, respectively.

The following is a schedule of operating lease payments (in thousands):

Fiscal year ending June 30,	Amount
2008 (remaining 3 months)	$3,022
2009	10,008
2010	7,088
2011	5,192
2012	2,552
2013 and thereafter	9,874

Total minimum lease payments	$37,736

Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. KLA-Tencor’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $150.6 million as of March 31, 2008 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

The following table provides the changes in the product warranty accrual for the three and nine months ended March 31, 2008 and 2007:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Beginning balance	$46,828	$48,390	$52,838	$45,642
Accruals for warranties issued during the period	9,666	14,788	35,124	43,737
Changes in liability related to pre-existing warranties	116	(1,578)	(1,749)	(6,368)
Settlements made during the period	(13,786)	(11,982)	(43,389)	(33,393)

Ending balance	$42,824	$49,618	$42,824	$49,618

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

The Company maintains guarantee arrangements of $28.7 million in various locations to fund customs guarantees for VAT and letter of credit needs of its subsidiaries in Europe and Asia. Approximately $22.6 million was outstanding under these arrangements as of March 31, 2008.

NOTE 14 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

During the three months ended March 31, 2008, as required by applicable Belgian regulations, the Company funded a restricted cash account in the amount of €392.3 million in connection with the Company’s proposed acquisition of ICOS. Concurrently, the Company entered into a foreign exchange contract to sell the same amount at a forward date of July 15, 2008. In addition, in order to hedge the economic risk of the acquisition, the Company also entered into a foreign exchange Euro call option contract with a notional amount of €320.0 million and an expiry date of July 15, 2008. The Company made a payment of $10.1 million during the three months ended March 31, 2008 for the option premium. In accordance with SFAS No. 133, both the forward contract to sell €392.3 million and the call option contract are marked to market at the end of each reporting period. As of March 31, 2008, the fair value of the call option contract was $21.1 million, which was included as part of other current assets, with $11.0 million of gain included in interest income and other, net. The unrealized loss on the forward exchange contract of $37.5 million as a result of the mark to market was offset by the $38.4 million gain on the revaluation of the restricted cash account with the net impact included in interest income and other, net.

The outstanding hedge contracts, with maximum maturity of 13 months, as of March 31, 2008 and June 30, 2007 were as follows:

(In thousands)	As of March 31, 2008	As of June 30, 2007
Cash flow hedge contracts
Purchase	$6,448	$4,651
Sell	(196,253)	(242,942)
Other foreign currency hedge contracts
Purchase	653,012	126,992
Sell	(847,681)	(265,378)

Net outstanding hedge contracts	$(384,474)	$(376,677)

NOTE 15 – SALE AND IMPAIRMENT OF REAL ESTATE ASSETS

During the nine months ended March 31, 2007, as part of the Company’s long-term business plan, the Company decided to sell certain real estate properties owned by the Company in San Jose, California and Livermore, California. Based on the valuation of these assets using relevant market indicators such as range of estimated selling prices, the Company recorded an asset impairment charge of approximately $56.8 million, which was included in SG&A expenses during the nine months ended March 31, 2007. During the three months ended December 31, 2007, the Company completed the sale of real estate properties in Livermore, California and recognized a gain of $9.0 million as an offset to SG&A expenses.

During the three months ended March 31, 2008, the Company entered into an agreement for the sale and leaseback of certain buildings located in San Jose, California. The sale transaction, which closed on March 26, 2008, resulted in proceeds to the Company of $28.8 million and a gain on sale of $13.2 million. Under the agreement, the Company leases back the buildings for periods ranging from 3 months to 39 months. Rent will be a total of $0.4 million during the three months ending June 30, 2008 and $1.1 million, $1.7 million and $1.8 million during the fiscal years ending June 30, 2009, 2010 and 2011, respectively. Under the provisions of SFAS No. 13, Accounting for Leases, the Company immediately recognized $8.5 million of the gain, which represents the portion of the gain in excess of the present value of the minimum lease payments, and deferred the remaining gain of $4.7 million, which will be amortized ratably in proportion to rent expense over the 39-month term of the lease. The Company is recognizing the rent expense related to rental payments on a straight line basis over the term of the lease.

In addition, during the three months ended March 31, 2008, the Company entered into an agreement to sell certain real estate located in Chennai, India. The sale is expected to be completed in the fourth quarter of fiscal year 2008. Accordingly, these assets with a net book value of $5.8 million are held for sale at March 31, 2008.

NOTE 16 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008 or 2007, or both, the Company purchased from, or sold to, JDS Uniphase Corporation, Freescale Semiconductor, Inc., National Semiconductor Corp., STMicroelectronics, NV and Oracle Corporation, at the time when one or more members of the Company’s Board of Directors also served as an executive officer or board member of the other party.

For the three months ended March 31, 2008 and 2007, the Company’s total revenues from transactions with these parties from the period that they were considered related were approximately $11.9 million and $16.1 million, respectively. For the nine months ended March 31, 2008 and 2007, the Company’s total revenues from transactions with these parties from the period that they were considered related were approximately $32.5 million and $53.6 million, respectively.

In addition, for the three months ended March 31, 2008 and 2007 the Company’s total purchases from transactions with these parties from the period that they were considered related were approximately $3.3 million and $2.3 million, respectively. For the nine months ended March 31, 2008 and 2007 the Company’s total purchases from transactions with these parties from the period that they were considered related were approximately $7.1 million and $5.8 million, respectively.

The Company had a receivable balance from these parties of approximately $13.7 million and $7.2 million at March 31, 2008 and June 30, 2007, respectively. Management believes that such transactions are at arms length and on similar terms as would have been obtained from unaffiliated third parties.

NOTE 17 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

The following is a summary of revenues by geographic region for the three and nine months ended March 31, 2008 and 2007:

(Dollar amounts in thousands)	Three months ended March 31,				Nine months ended March 31,
	2008		2007		2008		2007
Revenues:
United States	$108,725	18%	$198,479	28%	$346,313	18%	494,497	25%
Taiwan	105,770	18%	143,949	20%	471,370	24%	407,559	20%
Japan	141,591	23%	173,362	24%	497,004	26%	415,826	21%
Europe & Israel	80,000	13%	82,341	12%	242,913	12%	204,310	10%
Korea	100,106	17%	51,976	7%	185,638	10%	213,232	11%
Asia Pacific	66,027	11%	66,101	9%	187,784	10%	259,417	13%

Total	$602,219	100%	$716,208	100%	$1,931,022	100%	$1,994,841	100%

Long-lived assets by geographic region as of March 31, 2008 and June 30, 2007 were as follows:

(In thousands)	March 31, 2008	June 30, 2007
Long-lived assets:
United States	$250,283	$321,146
Taiwan	1,756	1,720
Japan	6,921	6,821
Europe & Israel	11,891	11,466
Korea	5,649	6,524
Asia Pacific	74,744	46,301

Total	$351,244	$393,978

The following is a summary of revenues by major products for the three months ended March 31, 2008 and 2007 (as a percentage of total revenue):

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Revenues:
Defect inspection	53%	62%	57%	62%
Metrology	24%	21%	21%	18%
Service	21%	14%	19%	15%
Other	2%	3%	3%	5%

Total	100%	100%	100%	100%

In each of the three and nine months ended March 31, 2008 and March 31, 2007, no customer accounted for greater than 10% of revenue. As of March 31, 2008, one customer accounted for approximately 10% of net accounts receivable. As of June 30, 2007, no customer accounted for greater than 10% of net accounts receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations; the percentage of spending that our customers allocate to process control; orders for our products and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; the future impact of the restatement of our historical financial statements, shareholder litigation and related matters arising from the discovery that we had retroactively priced stock options (primarily from July 1, 1997 to June 30, 2002) and had not accounted for them correctly; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; the future of our product shipments and our product and service revenues; our future gross margins; our future selling, general and administrative expenses; international sales and operations; maintenance of our competitive advantage; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; dividends; the completion of any acquisitions of third parties, including the anticipated timing of the completion of our proposed acquisition of ICOS Vision Systems Corporation NV and the anticipated benefits realizable to us from such acquisition, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

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

System revenues recognized without a written acceptance from the customer were approximately 16.6%, 14.1% and 17.1% of total revenues for the three months ended March 31, 2008, December 31, 2007 and March 31, 2007, respectively, and 14.8% and 13.2% for the nine months ended March 31, 2008 and March 31, 2007, respectively. The increase in revenue recognized without a written acceptance is primarily driven by increased shipments of tools that have previously met the required acceptance criteria at those customer fabs, and an increase in sales of systems with perfunctory installation. Shipping charges billed to customers are included in system revenues, and the related shipping costs are included in costs of revenues.

With the exception of the below paragraph that discusses the impact of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”) on our critical accounting policy and estimates for accounting for income taxes, during the nine months ended March 31, 2008 there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2007 for a more complete discussion of our critical accounting policies and estimates.

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

We adopted FIN 48 on July 1, 2007. See Note 11, “Income Taxes” to the Condensed Consolidated Financial Statements for a detailed description.

Effects of Recent Accounting Pronouncements. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires the Company to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company’s interim period beginning January 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 161 on its consolidated financial position, results of operations and cash flows.

In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2 – “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS No. 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of the implementation of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn-out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS No. 141(R) is effective for our business combinations for which the acquisition date is on or after July 1, 2009. We are currently evaluating the impact of the implementation of SFAS No. 141(R) on our consolidated financial position, results of operations and cash flows.

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

Our products and services are used by virtually every major wafer, IC and photomask manufacturer in the world. Our revenues are driven largely by capital spending by our customers who operate in one or more of several key markets, including the memory, foundry and logic markets. Over the past few years, customers in the memory market have made significant increases in capital spending and, as a consequence, constitute an increased share of our revenues. Our customers purchase our products to either ramp up production in response to the need to drive advances in process technologies or to satisfy demand from industries such as communication, data processing, consumer electronics, automotive, and aerospace. Our customers today are investing in advanced technologies and new materials to enable smaller design rules and higher density applications, as well as reduced cost, which in turn are driving increased adoption of process control to reduce defectivity. While demand from various industries continues to steadily rise, the demand for our products is affected by profitability of our customers which is driven by capacity and market supply for their products. Industry analysts expect demand for capital equipment to decline in calendar year 2008 compared to calendar year 2007.

As a supplier to the global semiconductor and semiconductor-related industries, we are subject to business cycles, the timing, length and volatility of which can be difficult to predict. The industries we serve have historically been cyclical due to sudden changes in demand and manufacturing capacity. We expect our customers’ capital spending on process control to increase over the long term. We believe that this increase in process control spending will be driven by the demand for more precise diagnostics capabilities to address multiple new defects as a result of further shrinking of device feature sizes, the transition to new materials, new devices and circuit architecture, new lithography challenges and fab process innovation. We anticipate that these factors will drive increased demand for our products and services over the coming years. The key drivers in the semiconductor equipment industry today are the ramping up at the 65nm design nodes and increasing adoption of 45nm technology. These drivers are fueled by competitive pressures for our customers to improve yields, lower their costs and get products to market more quickly in order to benefit from the increased demand for products from the consumer electronics, computing and communication industries.

The following table sets forth some of the key quarterly unaudited financial information which we use to manage our business.

(In thousands, except net income per share - diluted)	Fiscal year 2008 (to date)			Fiscal year 2007
	Three months ended			Three months ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Revenues	$602,219	$635,783	$693,020	$736,388	$716,208	$649,270	$629,363
Income from operations	125,200	93,487	177,278	174,864	182,655	78,359	153,990
Net income	110,980	83,935	88,158	147,342	154,785	90,049	135,922
Cash flow from operations	148,212	126,427	205,162	155,470	198,608	149,640	106,968
Net income per share - diluted	0.61	0.45	0.46	0.75	0.76	0.44	0.67

RESULTS OF OPERATIONS

Revenues and Gross Margin

(Dollar amounts in thousands)	Three months ended
	March 31, 2008	December 31, 2007	March 31, 2007	Q3 FY08 vs. Q2 FY08		Q3 FY08 vs. Q3 FY07
Revenues:
Product	$476,274	$513,449	$607,390	$(37,175)	-7%	$(131,116)	-22%
Service	125,945	122,334	108,818	3,611	3%	17,127	16%

Total revenues	$602,219	$635,783	$716,208	$(33,564)		$(113,989)

Costs of revenues	$285,650	$285,005	$306,751	$645	0%	$(21,101)	-7%
Gross margin percentage	53%	55%	57%	-2%		-4%
Stock-based compensation expense included in costs of revenues	$5,670	$4,700	$6,629	$970		$(959)

(Dollar amounts in thousands)	Nine months ended
	March 31, 2008	March 31, 2007	Q3 FY08 YTD vs. Q3 FY07 YTD
Revenues:
Product	$1,568,155	$1,682,619	$(114,464)	-7%
Service	362,867	312,222	50,645	16%

Total revenues	$1,931,022	$1,994,841	$(63,819)

Costs of revenues	$876,548	$874,642	$1,906	0%
Gross margin percentage	55%	56%	-1%
Stock-based compensation expense included in costs of revenues	$16,623	$23,218	$(6,595)

Product revenues

Product revenues decreased during the three months ended March 31, 2008 from the three months ended December 31, 2007 and March 31, 2007 as a result of lower backlog of shipped tools awaiting customer acceptance at the beginning of the third quarter of fiscal year 2008 and lower backlog of consignment tools awaiting buyout from customers.

Product revenues decreased during the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007, primarily as a result of a lower level of backlog of shipped tools awaiting customer acceptance at the beginning of the first, second and third quarter of fiscal year 2008 and lower backlog of consignment tools awaiting buyout from customers.

In each of the three and nine months ended March 31, 2008 and March 31, 2007, no customer accounted for greater than 10% of revenue. As of March 31, 2008, one customer accounted for more than 10% of net accounts receivable. As of June 30, 2007, no customer accounted for greater than 10% of net accounts receivable.

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

Revenues by region

Revenues by region for the periods indicated were as follows:

(In thousands)	Three months ended
	March 31, 2008		December 31, 2007		March 31, 2007
United States	$108,725	18%	$90,635	14%	$198,479	28%
Taiwan	105,770	18%	168,586	27%	143,949	20%
Japan	141,591	23%	173,203	27%	173,362	24%
Europe & Israel	80,000	13%	93,135	15%	82,341	12%
Korea	100,106	17%	51,473	8%	51,976	7%
Asia Pacific	66,027	11%	58,751	9%	66,101	9%

Total	$602,219	100%	$635,783	100%	$716,208	100%

(In thousands)	Nine months ended
	March 31, 2008		March 31, 2007
United States	$346,313	18%	$494,497	25%
Taiwan	$471,370	24%	407,559	20%
Japan	$497,004	26%	415,826	21%
Europe & Israel	$242,913	12%	204,310	10%
Korea	$185,638	10%	213,232	11%
Asia Pacific	$187,784	10%	259,417	13%

Total	$1,931,022	100%	$1,994,841	100%

A significant portion of our revenues continues to be generated outside of the United States because a substantial portion of the world’s semiconductor manufacturing capacity is located, and the majority of new fabs are being built, in regions other than the United States, and we expect that will continue to be the case.

Gross margin

Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products. Our gross margin percentage was lower during the three months ended March 31, 2008 compared to the three months ended December 31, 2007 primarily due to $18.3 million of service inventory disposed of during the three months ended March 31, 2008 which was partially offset by lower costs of revenues. Improvements in customer service efficiencies arising from improvements in tool reliability have reduced the future needs of service parts near customer locations, and as a result they were disposed of during the three months ended March 31, 2008. The decrease in gross margin percentage was partially offset by one-time expenses that were charged in the three months ended December 31, 2007 that did not recur during the three months ended March 31, 2008.

The following are expenses that were recorded in the three months ended December 31, 2007 compared to the three months ended March 31, 2008:

•	$3.1 million write down of inventory related to discontinued products compared to no such changes during the three months ended March 31, 2008,

•	$6.2 million impairment of certain intangibles related to the discontinued products compared to no such changes during the three months ended March 31, 2008, and

•	$4.7 million for stock-based compensation expense, compared to $5.7 million during the three months ended March 31, 2008.

Our gross margin percentage was lower during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily because approximately $18.3 million of service inventory was disposed of in the three months ended March 31, 2008. Also, the following other charges were recorded in the three months ended March 31, 2007 compared to the three months ended March 31, 2008:

•	$10.5 million for amortization and impairment of intangibles and fair value adjustment for inventory related to acquisitions, compared to $6.3 million in the three months ended March 31, 2008,

•

$1.7 million for reimbursement of taxes to employees, including management, related to IRC Section 409A and cash payments to employees to compensate them for lost benefits resulting from the temporary suspension of our ESPP during fiscal year 2007, compared to no charges for such reimbursements and payments during the three months ended March 31, 2008,

•	$6.6 million for stock-based compensation expense, compared to $5.7 million during the three months ended March 31, 2008, and

•

No charges were recorded for severance and benefits related to employee workforce reductions in the three months ended March 31, 2007, compared to $1.4 million recorded during the three months ended March 31, 2008.

Our gross margin percentage during the nine months ended March 31, 2008 decreased compared to the gross margin percentage for the nine months ended March 31, 2007. The following charges were recorded in the nine months ended March 31, 2007 compared to the nine months ended March 31, 2008:

•	$20.7 million for amortization and impairment of intangibles and fair value adjustment for inventory related to acquisitions, compared to $28.5 million in the nine months ended March 31, 2008,

•	$2.8 million for severance and benefits related to employee workforce reduction, compared to $3.3 million in the nine months ended March 31, 2008,

•

$4.6 million for reimbursement of taxes to employees, including management, related to IRC Section 409A and cash payments to employees to compensate them for lost benefits resulting from a temporary suspension of our ESPP during fiscal year 2007, compared to no charges for such reimbursements and payments during the nine months ended March 31, 2008,

•

No charges recorded for inventory write downs related to discontinued products and disposal of service inventory in the nine months ended March 31, 2007, compared to $21.3 million in charges recorded in the nine months ended March 31, 2008, and

•	$23.2 million for stock-based compensation expense, compared to $16.6 million during the nine months ended March 31, 2008.

Backlog

Our backlog for system shipments and associated warranty totaled $795 million and $1,061 million as of March 31, 2008 and June 30, 2007, respectively, and includes orders where written customer requests have been received and the delivery is anticipated within the next 12 months. We make backlog adjustments for backlog obtained from acquired companies, cancellations, customer delivery date changes and currency adjustments. Orders for service and unreleased products are excluded from backlog. All orders are subject to cancellation or delay by the customer, with limited or no penalties. Due to possible customer changes in delivery schedules or cancellation of orders and as some orders are received and shipped within the same quarter, our backlog at any particular date is not necessarily indicative of business volumes or actual sales for any succeeding period.

Engineering, Research and Development (“R&D”)

	Three months ended
(Dollar amounts in thousands)	March 31, 2008	December 31, 2007	March 31, 2007	Q3 FY08 vs. Q2 FY08		Q3 FY08 vs. Q3 FY07
R&D expenses	$96,646	$97,513	$106,265	$(867)	-1%	$(9,619)	-9%
R&D expenses as a percentage of total revenues	16%	15%	15%
Stock-based compensation expense included in R&D expenses	$8,052	$7,109	$11,036	$943		$(2,984)

(Dollar amounts in thousands)	Nine months ended
	March 31, 2008	March 31, 2007	Q3 FY08 YTD vs. Q3 FY07 YTD
R&D expenses	$293,503	$313,659	$(20,156)	-6%
R&D expenses as a percentage of total revenues	15%	16%
Stock-based compensation expense included in R&D expenses	$23,753	$33,984	$(10,231)

R&D expenses during the three months ended March 31, 2008 were flat compared to the three months ended December 31, 2007.

The decrease in R&D expenses during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to lower stock-based compensation expense recorded in R&D expenses in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to the cash bonus accrued during the three months ended March 31, 2007 to pay to employees in connection with the amendment of their stock options for purposes of

Section 409A, a portion of which bonus accrual was classified as stock-based compensation as the bonus was directly related to stock option amendments. In addition, there were one-time charges recorded during the three months ended March 31, 2007 related to cash payments to employees to compensate them for lost benefits resulting from the temporary suspension of our ESPP during fiscal year 2007. The following charges were recorded during the three months ended March 31, 2007 compared to the three months ended March 31, 2008:

•	$11.0 million for stock-based compensation expense, compared to $8.1 million in the three months ended March 31, 2008,

•

$2.0 million for reimbursement of taxes to employees, including management, related to IRC Section 409A and cash payments to employees to compensate them for lost benefits resulting from the temporary suspension of our ESPP during fiscal year 2007, compared to no charges for such reimbursements and payments during the three months ended March 31, 2008,

•	$1.7 million for in-process research and development charges and amortization of intangibles associated with acquisitions, compared to $0.7 million in the three months ended March 31, 2008, and

•	No charges recorded for severance and benefits related to employee workforce reductions, compared to $0.7 million during the three months ended March 31, 2008.

The decrease in R&D expenses during the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 was primarily due to lower stock-based compensation expense recorded in R&D expenses in the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 primarily due to the cash bonus accrued during the three months ended March 31, 2007 to pay to employees in connection with the amendment of their stock options for purposes of Section 409A, a portion of which bonus accrual was classified as stock-based compensation as the bonus was directly related to stock option amendments. In addition, there were one-time charges recorded during the nine months ended March 31, 2007 related to employee severance payments as well as benefits and reimbursements related to IRC Section 409A and our ESPP. The following charges were recorded during the nine months ended March 31, 2007 compared to the nine months ended March 31, 2008:

•	$34.0 million for stock-based compensation expense, compared to $23.8 million during the nine months ended March 31, 2008,

•	$2.1 million for severance and benefits related to an employee workforce reduction, compared to $1.2 million during the nine months ended March 31, 2008, and

•

$5.4 million for reimbursement of taxes to employees, including management, related to IRC Section 409A and cash payments to employees to compensate them for lost benefits resulting from the temporary suspension of our ESPP during the nine months ended March 31, 2007, compared to no charges for such reimbursements and payments during the nine months ended March 31, 2008.

During the fiscal year ended June 30, 2007, we recorded $16.6 million for in-process research and development (“IPR&D”) charges primarily related to the acquisition of a development stage company. During the nine months ended March 31, 2008, we recorded $4.2 million for IPR&D charges also primarily related to the acquisition of development stage companies. The fair value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows from projects to their net present value. Future cash flows were estimated, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. We determined a discount rate for each project based on the relative risks inherent in the project’s development horizon, the estimated costs of development, and the level of technological change in the project and the industry, among other factors. IPR&D was expensed upon acquisition because technological feasibility had not been achieved and no future alternative uses existed. As of March 31, 2008, there have been no material changes from the underlying assumptions that were used in the original computation of the value of the acquired IPR&D.

R&D expenses include the benefit of $5.0 million, $4.0 million and $4.4 million of external funding received during the three months ended March 31, 2008, December 31, 2007 and March 31, 2007, respectively, for certain strategic development programs from government grants. R&D expenses include the benefit of $13.1 million and $10.6 million of external funding received during the nine months ended March 31, 2008 and March 31, 2007, respectively.

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

Selling, General and Administrative (“SG&A”)

(Dollar amounts in thousands)	Three months ended
	March 31, 2008	December 31, 2007	March 31, 2007	Q3 FY08 vs. Q2 FY08		Q3 FY08 vs. Q3 FY07
SG&A expenses	$94,723	$159,778	$120,537	$(65,055)	-41%	$(25,814)	-21%
SG&A expenses as a percentage of total revenues	16%	25%	17%
Stock-based compensation expense included in SG&A expenses	$12,133	$11,443	$11,604	$690		$529

	Nine months ended
(Dollar amounts in thousands)	March 31, 2008	March 31, 2007	Q3 FY08 YTD vs. Q3 FY07 YTD
SG&A expenses	$365,006	$391,536	$(26,530)	-7%
SG&A expenses as a percentage of total revenues	19%	20%
Stock-based compensation expense included in SG&A expenses	$36,814	$25,182	$11,632

SG&A expenses decreased during the three months ended March 31, 2008 compared to the three months ended December 31, 2007 primarily as a result of a one-time charge of $67.0 million during the three months ended December 31, 2007 to cover the pending class action litigation related to the Company’s historical stock option practices, as described in Note 12, “Litigation and Other Legal Matters,” in addition to savings realized from our cost reduction strategies. These reductions were slightly offset by a decrease in the amount of gain on the sale of real estate assets in the three months ended March 31, 2008. The following charges and benefits were recorded in the three months ended December 31, 2007 compared to the three months ended March 31, 2008:

•

$67.0 million charge to cover the $65.0 million settlement plus related litigation expenses for the pending shareholder class action litigation relating to the Company’s historical stock option practices, as described in Note 12, “Litigation and Other Legal Matters,” in the three months ended December 31, 2007, compared to $5.2 million in the three months ended March 31, 2008, and

•	$9.0 million in gains recorded on the sale of real estate assets in the three months ended December 31, 2007, compared to $7.9 million in net gains recorded in the three months ended March 31, 2008.

SG&A expenses decreased during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily as a result of gains on the sale of real estate assets, a decrease in legal and other expenses related to the stock options investigation, shareholder litigation and related matters, and lower compensation costs attributable to cost saving strategies. The following charges were recorded in the three months ended March 31, 2007 compared to the three months ended March 31, 2008:

•	No gain recorded on the sale of certain real estate assets, compared to a $7.9 million net gain in the three months ended March 31, 2008,

•

$8.4 million for litigation expenses related to the Company’s historical stock option practices, compared to $5.2 million recorded in the three months ended March 31, 2008, as described in Note 12, “Litigation and Other Legal Matters,”

•	$5.4 million for amortization of intangibles associated with acquisitions, compared to $2.1 million recorded in the three months ended March 31, 2008, and

•

$3.1 million for reimbursement of taxes to employees, including management, related to IRC Section 409A and cash payments to employees to compensate them for lost benefits resulting from the temporary suspension of our ESPP during fiscal year 2007.

SG&A expenses decreased during the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 primarily as a result of lower one-time charges. The following charges were recorded in the nine months ended March 31, 2007 compared to the nine months ended March 31, 2008:

•	$56.8 million for impairment charges related to the write down of buildings, compared to a gain on sale of certain real estate assets of $16.9 million in the nine months ended March 31, 2008,

•

$14.5 million for litigation expenses related to the Company’s historical stock option practices, compared to $74.3 million recorded in the nine months ended March 31, 2008 to cover the $65.0 million settlement to resolve the pending shareholder class and derivative action litigation relating to historical stock option practices, as described in Note 12, “Litigation and Other Legal Matters,” plus related litigation expenses,

•	$20.3 million reversal of stock-based compensation expense related to our former Chief Executive Officer, compared to no such charge during the nine months ended March 31, 2008,

•

$45.5 million for stock-based compensation expense, compared to $36.8 million during the nine months ended March 31, 2008, excluding the $20.3 million reversal related to our former Chief Executive Officer discussed below. The decrease is primarily due to the cash bonus accrued during the three months ended March 31, 2007 to pay to employees in connection with the amendment of their stock options for purposes of Section 409A, a portion of which bonus accrual was classified as stock-based compensation as the bonus was directly related to stock option amendments,

•

$7.5 million for reimbursement of taxes to employees, including management, related to IRC Section 409A and cash payments to employees to compensate them for lost benefits resulting from the temporary suspension of our ESPP during fiscal year 2007,

•	$10.6 million for amortization of intangibles associated with acquisitions, compared to $6.7 million recorded in the nine months ended March 31, 2008, and

•	$5.5 million for severance and benefits related to an employee workforce reduction, compared to $3.9 million recorded during the nine months ended March 31, 2008.

On October 16, 2006, we terminated all aspects of Mr. Schroeder’s employment relationship and agreement with us. In connection with the cancellation of certain equity awards held by Mr. Schroeder at the time of termination, in the three months ended December 31, 2006 we reversed $20.3 million of the non-cash, stock-based compensation charges that had been recorded in prior periods related to unvested option shares and restricted stock award shares. See Note 7, “Stock-Based Compensation” to the Condensed Consolidated Financial Statements for more information.

During the three months ended December 31, 2006, as part of our long-term business plan, we decided to sell certain real estate properties owned by us in San Jose, California and Livermore, California. Based on the valuation of these assets using relevant market indicators such as range of estimated selling prices, we recorded an asset impairment charge of approximately $56.8 million, which was included in SG&A in the three months ended December 31, 2006. The real estate properties owned by us in Livermore were sold in the three months ended December 31, 2007, and a gain of $9.0 million was recognized in SG&A expenses. The real estate properties owned by us in San Jose were sold and leased back during the three months ended March 31, 2008, which resulted in a total gain of $13.2 million, of which $8.5 million was immediately recognized in SG&A. The $8.5 million represents the portion of the gain in excess of the present value of the minimum lease payments. The remaining gain of $4.7 million has been deferred and will be amortized ratably in proportion to rent expense over the 39-month term of the lease.

Interest Income and Other, Net

(Dollar amounts in thousands)	Three months ended
	March 31, 2008	December 31, 2007	March 31, 2007
Interest income and other, net	$36,009	$13,269	$20,817
Percentage of total revenues	6%	2%	3%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2008	March 31, 2007
Interest income and other, net	$66,752	$65,931
Percentage of total revenues	3%	3%

Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as gains or losses from our net foreign currency hedging activities. The increase in interest income and other, net in the three months ended March 31, 2008 was primarily due to realized gains of $9.5 million on the sale of investments and unrealized gains of $11.0 million on a forward exchange derivative option we purchased to hedge the exposure of the ICOS purchase. The change in interest income and other, net for the nine months ended March 31, 2008 was flat due to a decrease in interest income due to lower levels of cash as a result of share repurchases during the nine months ended March 31, 2008 of $990 million, which was offset by the realized gains on the sale of investments and unrealized gains on a forward exchange derivative option noted above.

Provision for Income Taxes

Our effective income tax rate was 31.1% and 23.8% for the three months ended March 31, 2008 and March 31, 2007, respectively, and 38.8% and 21.1% for the nine months ended March 31, 2008 and March 31, 2007, respectively.

The increase in the effective tax rate in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is primarily due to the reduction in the effective tax rate from a non-recurring item for which the tax effect was recognized in the three months ended March 31, 2007. The non-recurring item resulted from compensation expense related to reimbursing employees for tax liabilities related IRC Section 409A. In addition, there was an increase to the effective tax rate for the three months ended March 31, 2008 due to decreases in the tax benefits related to the decrease of tax exempt interest as a percentage of pre-tax income, and the expiration of the research and development credit and the extraterritorial income exclusion, partially offset by an increase in income earned outside the United States subject to lower tax rates than the statutory tax rate.

The increase in the effective tax rate for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 is primarily due to the immediate impact of $46.6 million of incremental U.S. tax expense associated with the implementation of our global manufacturing strategy during the three months ended September 30, 2007. The incremental U.S. tax expense was a result of an inter-company licensing agreement related to the migration of a portion of the Company’s manufacturing to Singapore. In addition, there was an increase to the effective tax rate for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 due to decreases in the tax benefits related to the decrease of tax exempt interest as a percentage of pre-tax income, and the expiration of the research and development credit and the extraterritorial income exclusion, partially offset by an increase in income earned outside the United States subject to lower tax rates than the statutory tax rate.

We expect the tax rate in future periods of the year ending June 30, 2008 to result in an annual rate of approximately 37%, which includes the effect of the higher tax expense associated with the implementation of our global manufacturing strategy offset by the tax benefit related to the expense to settle the shareholder class action lawsuit.

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

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Stock-based compensation expense:
Costs of revenues	$5,670	$6,629	$16,623	$23,218
Engineering, research and development	8,052	11,036	23,753	33,984
Selling, general and administrative	12,133	11,604	36,814	25,182

Total stock-based compensation	$25,855	$29,269	$77,190	$82,384

Stock-based compensation expense decreased during the three months ended March 31, 2008 compared to three months ended March 31, 2007 primarily due to the cash bonus accrued during the three months ended March 31, 2007 to pay to employees in connection with the amendment of their stock options for purposes of Section 409A, a portion of which bonus accrual was classified as stock-based compensation as the bonus was directly related to stock option amendments.

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	March 31, 2008	June 30, 2007
Cash and cash equivalents	$563,482	$722,511
Marketable securities	131,195	988,118

Total cash, cash equivalents and marketable securities	$694,677	$1,710,629

Percentage of total assets	17%	37%

	Nine months ended

(In thousands)	March 31, 2008	March 31, 2007
Cash provided by operating activities	$479,801	$455,216
Cash provided by (used in) investing activities	282,838	(277,960)
Cash used in financing activities	(933,254)	(708,984)
Effect of exchange rate changes on cash and cash equivalents	11,586	6,953

Net decrease in cash and cash equivalents	$(159,029)	$(524,775)

We have historically financed our operations through cash generated from operations. Cash provided by operating activities was $479.8 million and $455.2 million for the nine months ended March 31, 2008 and 2007, respectively. Cash provided by operating activities during the nine months ended March 31, 2008 consisted primarily of net income of $283.1 million, increased by non-cash depreciation and amortization of $79.9 million, stock-based compensation of $77.2 million, a decrease in inventories of $87.1 million due to lower build plan as a result of lower bookings, and a decrease in accounts receivable of $56.2 million as collections exceeded shipments during the nine months ended March 31, 2008. These increases in operating cash flow were partially offset by changes in other assets and liabilities of $75.4 million in the nine months ended March 31, 2008.

Cash provided by operating activities during the nine months ended March 31, 2007 consisted primarily of net income of $380.8 million increased by non-cash depreciation and amortization of $73.2 million, non-cash impairment charges of $56.8 million, and stock-based compensation of $73.2 million, offset by an increase in accounts receivable of $39.7 million, increase in inventories of $31.7 million, and changes in other assets and liabilities of $55.6 million.

Investing activities typically consist of purchases and sales or maturities of marketable securities, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new markets or emerging technologies. Cash provided by investing activities was $282.8 million during the nine months ended March 31, 2008 which includes proceeds from sale of real estate assets of $63.3 million and net proceeds of $854.3 million from sale and maturity of marketable securities, offset by increase in restricted cash of $581.5 million (net of $38.4 million of gain on exchange rate fluctuation) related to cash set aside in a restricted cash account as required by applicable Belgian regulations in connection with the Company’s proposed acquisition of ICOS and capital expenditures of $47.7 million. Cash used in investing activities was $278.0 million during the nine months ended March 31, 2007.

Financing activities include dividend payments to our common stockholders and sales and repurchases of our common stock. Since the inception of the repurchase program in 1997 through March 31, 2008, the Board of Directors has authorized us to repurchase a total of 47.8 million shares. We spent $989.7 million in the nine months ended March 31, 2008, and accrued an additional $3.3 million at March 31, 2008, in connection with the repurchase of 18.6 million shares of our common stock. The decrease in cash, cash equivalents and marketable securities from the nine months ended March 31, 2007 to the nine months ended March 31, 2008 was primarily due to the repurchase of shares in the first nine months of fiscal year 2008.

During the third quarter of the fiscal year ended June 30, 2005, our Board of Directors approved the initiation of a quarterly cash dividend. During the three months ended March 31, 2008, our Board of Directors authorized a quarterly cash dividend of $0.15 per share, which was paid on March 3, 2008 to stockholders of record at the close of business on February 25, 2008. During the three months ended March 31, 2007, we declared and paid a quarterly cash dividend of $0.12 per share. The total amount of dividends paid during the three months ended March 31, 2008 and 2007 was $26.7 million and $23.9 million, respectively.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of March 31, 2008:

	Fiscal year ending June 30,
(in thousands)	Total	2008(1)	2009	2010	2011	2012	Thereafter	Other(2)
Purchase commitments	$150,600	$103,577	$47,023	$—	$—	$—	$—	—
Litigation settlement	65,000	65,000	—	—	—	—	—	—
Operating leases	37,736	3,022	10,008	7,088	5,192	2,552	9,874	—
Pension obligations	9,739	216	924	976	1,001	902	5,720	—
Non-current income tax payable	58,921	—	—	—	—	—	—	58,921

Total contractual cash obligations	$321,996	$171,815	$57,955	$8,064	$6,193	$3,454	$15,594	$58,921

(1)	Remaining 3 months

(2)	Represents the non-current tax payable obligation under FIN 48. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, from time to time we will discount, without recourse, Letters of Credit (“LCs”) received from customers in payment of goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three and nine months ended March 31, 2008 and 2007:

	Three months ended		Nine months ended
(In thousands)	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Receivables sold under factoring agreements	$62,850	$53,036	$218,262	$197,640
Proceeds from sales of LCs	$20,596	$4,302	$38,125	$43,014
Discounting fees paid on sales of LCs (1)	$149	$47	$226	$545

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

We maintain guarantee arrangements of $28.7 million in various locations to fund customs guarantees for VAT and LC needs of our subsidiaries in Europe and Asia. Approximately $22.6 million was outstanding under these arrangements as of March 31, 2008.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $150.6 million as of March 31, 2008 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

In December 2007, we reached an agreement in principle for the settlement of a securities class action that named KLA-Tencor and certain of its current and former directors and officers as defendants relating to its historical stock option practices. Under the terms of a memorandum of understanding entered into in January 2008 confirming such agreement in principle, we will be required to make a payment of $65.0 million to the settlement class. The settlement, which is subject to a final agreement and court approval, will provide a full release of KLA-Tencor and the other named defendants in connection with the allegation raised in the lawsuit. Accordingly, as the liability had been incurred at December 31, 2007 and it could be reasonably estimated, an amount of $65.0 million was accrued by a charge to SG&A expenses during the three months ended December 31, 2007.

We provide standard warranty coverage on our systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. Non-standard warranty coverage generally includes services incremental to the standard 40-hour per week coverage for twelve months. See Note 13 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for a detailed description.

Working capital decreased to $1,793 million as of March 31, 2008, compared to $2,247 million as of June 30, 2007. This decrease is primarily due to cash payments for the repurchase of shares of $993.0 million during the nine months ended March 31, 2008 offset by cash generated from operations during the nine months ended March 31, 2008. As of March 31, 2008, our principal sources of liquidity consisted of $694.7 million of cash, cash equivalents, and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Our investment portfolio consists of both corporate and government securities that have a maximum effective maturity of 10 years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. We have the ability to realize the full value of all these investments upon maturity. Unrealized losses are due to changes in interest rates and bond yields. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

During the three months ended March 31, 2008 as required by applicable Belgian regulations, the Company established and funded a restricted cash account in connection with the Company’s proposed acquisition of ICOS containing the aggregate cash consideration of €392.3 million that may be payable for all securities of ICOS upon successful completion of the offer. Concurrently, the Company entered into a foreign exchange contract to sell the same amount at a forward date of July 15, 2008. In addition, in order to hedge the economic risk of the acquisition, the Company entered into a foreign exchange Euro call option contract with a notional amount of €320.0 million and an expiry date of July 15, 2008. As of March 31, 2008, the fair value of restricted cash balance in that account was $619.9 million, which includes $38.4 million of gain resulting from exchange rate fluctuation.

Our investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, and a pool of student loans or collateralized debt obligations whose interest rates are reset, typically every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa. Beginning in February 2008, auctions failed for approximately $48.2 million in par value of municipal auction rate securities we held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. As a result, we have classified these securities with failed auctions as long-term assets in our consolidated balance sheet. Although we believe our securities continue to represent sound investments, we may be forced to sell some of our auction rate securities portfolio under illiquid market conditions, which could result in our recognizing a loss on such sales. During the three months ended March 31, 2008, the Company recorded a temporary impairment charge of $0.9 million (net of tax of $0.5 million), calculated using a discounted cash flow model, in accumulated other comprehensive income, a component of stockholders’ equity. The balance of the long-term marketable securities at March 31, 2008 was $46.8 million. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

Off-Balance Sheet Arrangements

Under our foreign-currency risk management strategy, we utilize derivative instruments to protect our interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. The outstanding hedge contracts, with maximum maturity of 13 months, as of March 31, 2008 and June 30, 2007 were as follows:

(In thousands)	As of March 31, 2008	As of June 30, 2007
Cash flow hedge contracts
Purchase	$6,448	$4,651
Sell	(196,253)	(242,942)
Other foreign currency hedge contracts
Purchase	653,012	126,992
Sell	(847,681)	(265,378)

Net outstanding hedge contracts	$(384,474)	$(376,677)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 31, 2008. Actual results may differ materially.

As of March 31, 2008, we had an investment portfolio of fixed income securities of approximately $131.2 million, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2008, the fair value of the portfolio would have declined by $0.2 million.

As of March 31, 2008, we had net forward and options contracts to sell $384.5 million in foreign currency in order to hedge currency exposures (see Note 14, “Derivative Instruments and Hedging Activities,” to Condensed Consolidated Financial Statements (unaudited) for a detailed description). If we had entered into these contracts on March 31, 2008, the U.S. dollar equivalent would be $450.0 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $57.5 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.

See Note 3 to the financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the liquidity of certain municipal auction rate securities that we held at March 31, 2008.

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

The information set forth above under Note 12 contained in the Condensed Consolidated Financial Statements in Item 1 of Part I is incorporated herein by reference.

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

There are significant risks associated with our proposed acquisition of ICOS Vision Systems Corporation NV.

We recently announced that we have entered into an agreement to launch a friendly voluntary takeover bid for all of the outstanding capital stock of ICOS at €36.50 per share. Upon successful completion of the offer, the Company will pay cash consideration of up to €392.3 million for all securities of ICOS.

The transaction is currently expected to close during the quarter ending June 30, 2008. However, completion of our proposed acquisition of ICOS is subject to a number of conditions, including our holding (directly or indirectly) at least 85% of ICOS’s outstanding shares as of the completion of the bid, the receipt of applicable regulatory approvals and the absence of any material adverse change with respect to ICOS. There is no assurance that these conditions (including without limitation receipt of the necessary regulatory approvals) will be satisfied within the anticipated timeframe, or that they will ever be satisfied. Failure to complete the proposed acquisition (or significant delays in such completion) would prevent us from realizing the anticipated benefits of the acquisition. In addition, even if the proposed transaction is not completed, we would nevertheless remain liable for significant transaction costs, including legal, accounting and other fees.

Furthermore, the transaction, if successful, will involve the combination of the businesses of two companies with substantial business operations. The difficulties of combining the companies’ businesses include:

•	the necessity of coordinating geographically separated organizations, systems and facilities;

•

the need to harmonize our current business practices with the legal, regulatory and cultural practices of several different countries, including Belgium, which is where ICOS’s headquarters are located and is a country in which we do not currently have operations;

•	the challenge of entering into new market segments for which we have not previously manufactured and sold products;

•

identifying and realizing opportunities for the two companies, which currently serve different market segments, to mutually benefit from exchanges of technology, business and market expertise, and personnel; and

•	integrating personnel with diverse business backgrounds.

There is no assurance that the benefits that we anticipate realizing from the combination of the two companies will ever be realized. In addition, the process of combining the businesses of KLA-Tencor and ICOS could cause an interruption of, or loss of momentum in, the activities of either or both companies and the loss of key personnel. The diversion of our management’s attention and any delays or difficulties encountered in connection with the acquisition and the combination of the two companies’ businesses could result in the disruption of our ongoing business. For example, if we complete the acquisition but fail to acquire at least 95% of ICOS’s outstanding shares through the bid or otherwise, we may be required to maintain ICOS as a publicly traded company for some period following the completion, which would require compliance with applicable legal, regulatory and listing requirements and thus could divert management’s attention from our ongoing business. In addition, ICOS’s customers, suppliers, employees and others with whom it has business dealings may have a potentially adverse reaction to the acquisition, which could in turn harm our operating results.

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

Auction rate securities backed by student loans which are collateralized, insured and guaranteed by the United States Federal Department of Education are also included in our investment portfolio. Due to the current illiquidity in the auction rate security market, the funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. Although we believe our auction rate securities continue to represent sound investments due to the AAA/Aaa credit ratings of the underlying investments, we may be forced to sell some of our auction rate securities portfolio under illiquid market conditions, which could result in our recognizing a loss on such sales.

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

We may experience difficulties with our new customer relationship management (“CRM”) system or existing enterprise resource planning (“ERP”) system and other IT systems. System failure or malfunctioning may result in a disruption of operations or the inability to process transactions, and this could adversely affect our financial results.

We may experience difficulties with our new CRM system implemented in fiscal year 2008 that could disrupt our ability to timely and accurately process and report key components of the results of our consolidated operations, our financial position and cash flows. System failure or malfunctioning could disrupt our ability to timely and accurately process and report key components of our results of operations, financial position and cash flows. Any disruptions or difficulties that may occur in connection with our ERP system or other systems could also adversely affect our ability to complete important business processes such as the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unforeseen problems with regard to our ERP system or other systems, our business could be adversely affected.

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

In connection with our historical stock option practices and resulting restatements, a number of derivative actions were filed against certain of our current and former directors and officers purporting to assert claims on the Company’s behalf. In addition, a number of securities class action complaints were filed against us and certain of our current and former directors and officers seeking damages related to our historical stock option practices and the resulting investigation, inquiries and restatements. There may be additional lawsuits of this nature filed in the future. We cannot predict the outcome of these lawsuits, other than the shareholder class action for which we have agreed in principle on a settlement (as described in Note 12, “Litigation and Other Legal Matters”), nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, there could be a material adverse effect on our business, financial condition and results of operations.

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

We expect that the issues arising from our previous retroactive pricing of stock options will make it more difficult to obtain director and officer insurance coverage in the future. If we are able to obtain this coverage, it could be significantly more costly than in the past, which would have an adverse effect on our financial results and cash flow. Alternatively, if we are unable to obtain director and officer insurance coverage, or if we are only able to obtain such policies subject to material restrictions or limitations, our directors and officers could face increased risks of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and officers, which could adversely affect our business.

ITEM 2.	UNREGISTERED SALES AND PURCHASES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended March 31, 2008. (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1, 2008 to January 31, 2008(2)	1,550,000	$42.84	6,831,000
February 1, 2008 to February 29, 2008(2)	1,545,000	$42.46	5,286,000
March 1, 2008 to March 31, 2008(2)	1,115,000	$39.42	4,171,000

Total	4,210,000	$41.79

(1)	In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase shares of its common stock in the open market. Since the inception of the repurchase program in 1997 through March 31, 2008, the Board of Directors has authorized KLA-Tencor to repurchase a total of 47.8 million shares. The Company’s systematic buyback program was suspended in May 2006, and resumed in February 2007.

(2)	All shares were purchased pursuant to the publicly announced repurchase programs described in footnote 1 above.

(3)	The stock repurchase programs have no expiration date. Future repurchases of the Company’s common stock under the Company’s repurchase programs may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

2.1	Agreement Relating to a Friendly Take-Over Bid to be Brought for ICOS Vision Systems Corporation NV, entered into between KLA-Tencor Corporation and ICOS Vision Systems Corporation NV, dated February 20, 2008	8-K	000-09992	2.1	February 21, 2008

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

April 28, 2008	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
Chief Executive Officer
(Principal Executive Officer)

April 28, 2008	/s/ JOHN H. KISPERT
(Date)	John H. Kispert
President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

April 28, 2008	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Chief Accounting Officer
(Principal Accounting Officer)

KLA-TENCOR CORPORATION

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

2.1	Agreement Relating to a Friendly Take-Over Bid to be Brought for ICOS Vision Systems Corporation NV, entered into between KLA-Tencor Corporation and ICOS Vision Systems Corporation NV, dated February 20, 2008	8-K	000-09992	2.1	February 21, 2008

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement