Form 10-K
period 2008-06-30
KLA TENCOR CORP
filed 2008-08-07
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File No. 0-9992

KLA-TENCOR CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2564110
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Technology Drive, Milpitas, California	95035
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 875-3000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC
Common Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as of December 31, 2007, was $7.2 billion. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 173,222,800 shares of common stock outstanding as of July 22, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on November 13, 2008 (“Proxy Statement”), and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended June 30, 2008, are incorporated by reference into Part III of this report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations; the percentage of spending that our customers allocate to process control; orders for our products and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and business; technological trends in the semiconductor industry; the future impact of the restatement of our historical financial statements, shareholder litigation and related matters arising from the discovery that we had retroactively priced stock options (primarily from July 1, 1997 to June 30, 2002) and had not accounted for them correctly; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; the future of our product shipments and our product and service revenues; our future gross margins; the future of our selling, general and administrative expenses; international sales and operations; maintenance of our competitive advantage; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; dividends; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits to be received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in the fiscal year ending June 30, 2009. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation to update the forward-looking statements in this report after the date hereof.

ii

PART I

ITEM 1.	BUSINESS

The Company

KLA-Tencor Corporation (“KLA-Tencor” or the “Company” and also referred to as “we” or “our”) is the world’s leading supplier of process control and yield management solutions for the semiconductor and related microelectronics industries. Our products are also used in a number of other industries, including light emitting diode (LED) and data storage manufacturing, and solar process development and control.

Within our primary area of focus, our comprehensive portfolio of products, services, software and expertise helps integrated circuit (“IC” or “chip”) manufacturers manage yield throughout the entire fabrication process—from research and development to final volume production. These products and solutions are designed to help customers accelerate their development and production ramp cycles, to achieve higher and more stable semiconductor die yields and to improve overall profitability.

KLA-Tencor’s products and services are used by the vast majority of wafer, IC, disk and reticle manufacturers in the world. These customers turn to us for inline wafer and IC defect monitoring, review and classification; reticle defect inspection; packaging and interconnect inspection; critical dimension (“CD”) metrology; pattern overlay metrology; film thickness, surface topography and composition measurements; measurement of in-chamber process conditions, wafer shape and stress metrology; computational lithography tools; and overall yield and fab-wide data management and analysis systems. Our advanced products, coupled with our unique yield management services, allow us to deliver the solutions our customers need to accelerate their yield learning rates and significantly reduce their risks and costs.

KLA-Tencor Corporation was formed in April 1997 through the merger of KLA Instruments Corporation and Tencor Instruments, two long-time leaders in the semiconductor equipment industry that had originally begun operations in 1975 and 1976, respectively.

Additional information about KLA-Tencor is available on our web site at www.kla-tencor.com. We make available free of charge on our web site our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission (“SEC”). Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the SEC. Additionally, these filings may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549, by mailing a request to the United States Securities and Exchange Commission, Office of Investor Education and Advocacy, 100 F Street, NE, Washington, DC 20549-0213, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-772-9295. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Industry

General Background

The semiconductor or chip industry is KLA-Tencor’s core focus. The semiconductor fabrication process begins with a bare silicon wafer—a round disk that is six, eight or twelve inches in diameter, about as thick as a credit card and gray in color. The process of manufacturing wafers is itself highly sophisticated, involving the creation of large ingots of silicon by pulling them out of a vat of molten silicon. The ingots are then sliced into wafers and polished to a mirror finish.

The manufacturing cycle of an IC is grouped into three phases: design, fabrication and testing. IC design involves the architectural layout of the circuit, as well as design verification and reticle generation. The fabrication of a chip is accomplished by depositing a series of film layers that act as conductors, semiconductors or insulators. The deposition of these film layers is interspersed with numerous other process steps that create circuit patterns, remove portions of the film layers, and perform other functions such as heat treatment, measurement and inspection. Most advanced chip designs require hundreds of individual steps, many of which are performed multiple times. Most chips consist of two main structures: the lower structure, typically consisting of transistors or capacitors which perform the “smart” functions of the chip; and the upper “interconnect” structure, typically consisting of circuitry which connects the components in the lower structure. When all of the layers on the wafer have been fabricated, each die on the wafer is then tested for functionality.

Current Trends

Companies that anticipate future market demands by developing and refining new technologies and manufacturing processes are better positioned to lead in the semiconductor market. During past industry cycles, semiconductor manufacturers generally contended with a few key new technologies or market trend, such as a specific design rule shrink. In today’s market, driven by consumer demand for low-cost electronic goods from cell phones and MP3 players to laptops and portable devices, the leading semiconductor manufacturers are investing in bringing a multitude of new technologies into production at the same time, including new substrate and film materials and advanced lithography techniques.

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

The continuing evolution of semiconductor devices to smaller geometries and more complex multi-level circuitry has significantly increased the cost and performance requirements of the capital equipment used to manufacture these devices. Construction of an advanced wafer fabrication facility today can cost over $5 billion, substantially more than previous generation facilities. As a result, chipmakers are demanding increased productivity and higher returns from their manufacturing equipment.

By developing new process control and yield management tools that help chipmakers accelerate the adoption of these new technologies into volume production, we enable our customers to better leverage these increasingly expensive facilities and significantly improve their return on investment (“ROI”). Once customers’ production lines are operating at high volume, our tools help ensure that yields are stable and process excursions are identified for quick resolution. In addition, the move to each new generation’s smaller design rules, coupled with new materials and device innovation has increased in-process variability which requires an increase in inspection and metrology sampling.

With our broad portfolio of application-focused technologies and our dedicated yield technology expertise, we are in position to be a key supplier of comprehensive yield management solutions for customers’ next-generation products, including those required for the 45nm chip generation and beyond.

Our Process Control and Yield Acceleration Solutions

Accelerating the yield ramp and maximizing production yields of high-performance devices are key goals of modern semiconductor manufacturing. Ramping to high-volume production ahead of competitors can dramatically increase the revenue an IC manufacturer realizes for a given product. KLA-Tencor systems not only analyze defectivity and metrology issues at critical points in the wafer, reticle and IC manufacturing processes, but also provide information to our customers so that they can identify and address the underlying process problems. The ability to locate the source of defects and resolve the underlying process issues enables our customers to improve control over their manufacturing processes, so they can increase their yield of high-performance parts—thus maximizing their profit.

Products

KLA-Tencor operates primarily in one segment for the design, manufacture and marketing of process control and yield management systems for the semiconductor and related microelectronics industry. We design, market, manufacture and sell our equipment—consisting of patterned and unpatterned wafer inspection, defect review and classification; reticle defect inspection; packaging and interconnect inspection; critical dimension metrology; pattern overlay metrology; film thickness, surface topography and composition measurement; measurement of in-chamber process conditions, wafer shape and stress metrology; computational lithography tools and overall yield and fab-wide data management and analysis. We also currently offer products that serve the wafer and reticle manufacturing, data storage, solar, and other industries.

In June 2008, KLA-Tencor completed its acquisition of ICOS Vision Systems Corporation NV (“ICOS”). Based in Leuven, Belgium, ICOS is a leading supplier of packaging and interconnect inspection solutions for the semiconductor industry, and also has a market leadership position in the inspection of photovoltaic solar technologies and LED wafers. ICOS and KLA-Tencor are highly complementary and there is virtually no product overlap. This acquisition enhances KLA-Tencor’s position in semiconductor inspection by expanding its capabilities to back-end markets. Additionally, this acquisition provides KLA-Tencor entry into the potentially high-growth solar market.

KLA-Tencor’s ICOS designs and manufactures three main product lines: (1) Component Inspection, which is used for inspection of semiconductor IC packaging; (2) Wafer Inspection systems that perform two-and three-dimensional (2D and 3D) inspection of semiconductor or LED wafers, both whole and diced; and (3) Solar Inspection, where KLA-Tencor’s ICOS is a leading provider of systems that inspect photovoltaic solar wafers and solar cells during solar PV cell manufacturing. These systems help solar wafer and solar cell makers accept or reject products, as well as improve production yield, drive down costs and improve cell efficiency.

Our offerings can be broadly categorized into four groups: Defect Inspection; Metrology; Product related services; and Software. For our customers manufacturing larger design-rule devices, we provide refurbished KLA-Tencor Certified tools along with service and support.

Defect Inspection

KLA-Tencor’s defect inspection tools allow our customers to detect, count, classify and characterize yield failures caused by particles, residues and other contaminants, as well as pattern defects, surface anomalies and electrical issues during all stages of the IC manufacturing process. Our portfolio of tools enables our customers to ramp their production lines faster by finding new defect types during development and ramp, and to maintain high and stable yields by monitoring defect count by type during production.

The number of yield-relevant defects increases as semiconductor process tolerances (“process windows”) become tighter, a result of smaller, more densely packed semiconductor circuit patterns. Also, new defect types and yield issues arise from the necessary introduction of innovative materials, device structures and lithography techniques. As a result, chip manufacturers need to inspect more wafers per lot, more process layers and more area on the wafer, at higher sensitivities. KLA-Tencor supplies a wide portfolio of high performance inspection, review, classification and analysis systems that enable our customers to solve their toughest yield issues.

High-Sensitivity Broadband Brightfield Inspection

Brightfield inspection systems provide benchmark sensitivity to small defects, and capture a large range of defect types, which becomes increasingly important as our customers move to 45nm and smaller production. Our 28xx brightfield inspection systems have been widely adopted at leading-edge memory, logic and foundry fabs worldwide, because they deliver the sensitivity and production-worthy performance that chipmakers need to produce market-leading devices. Key to the 28xx inspection system’s success is the full-spectrum broadband light source, spanning deep ultraviolet to visible wavelengths. With the ability to tune its wavelength and employ various optical modes and algorithms, the 28xx inspection systems provide sensitivity to a broad range of defect types throughout the chip manufacturing process.

High-Performance Darkfield Inspection

Darkfield inspection systems are used to cost effectively monitor process tools for defect yield excursions. Our widely-adopted Puma™ 91xx darkfield imaging inspection systems leverage our patented Streak™ laser imaging technology to produce the high sensitivities at production throughputs. Combining advanced UV-laser illumination optics with a solid-state sensor to image the scattered light, Streak is scalable for multiple technology generations.

Electron-Beam Inspection

For advanced IC manufacturing, e-beam inspection is essential—not only during IC development, where the highest sensitivity is needed to discover defects, but also in production, where dedicated systems are required to monitor key process steps for defect excursions. E-beam technology is often used to find small physical defects that are not detected optically. In addition only e-beam inspection can detect the subtle electrical defects that plague our customers as they introduce new materials and device structures. In July 2008, we launched our latest e-beam inspection system, the eS35, featuring improved sensitivity and throughput, and on-board review and classification.

High Resolution Electron Beam Review and Classification

Once a defect has been identified, a chipmaker must be able to review and classify the defect in order to identify and address the cause of the defect. Our eDR-5200 defect review and classification system features a lens that delivers a significant improvement in resolution, meeting production and process development requirements for advanced design-rule semiconductor devices. Unique connectivity technology between the eDR™-5200 and our market-leading inspection systems provides additional benefits to our customers with respect to defect re-detection, classification and speed.

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

TeraScanHR™ reticle inspection system provides unique defect-detection and productivity features that facilitate the production of defect-free reticles. The system includes higher resolution optical imaging and several new inspection modes that enable the system to find all types of reticle defects. The TeraScanHR system’s high sensitivity, improved productivity, and flexible configurations make it a cost-effective solution that meets the needs of reticle manufacturers. In April 2008, we introduced our latest reticle inspection capability, Wafer Plane Inspection (“WPI”), on the TeraScanHR platform. This new capability, for the development of 32nm reticles, identifies critical defects that will print on the wafer.

In February 2008, we launched a new family of three reticle inspection systems, called TeraFab, based on the TeraScanHR platform. Targeting IC fabs, the TeraFab systems offer a variety of options to qualify incoming reticles and inspect production reticles for contaminants that reduce yield and increase production risk.

Unpatterned Wafer Surface Inspection

Having a defect-free wafer substrate is essential, since defects on the surface of the wafer can adversely affect subsequent semiconductor processes, and ultimately impact IC performance. The Surfscan SP2XP inspection system has the speed and sensitivity of the Surfscan SP2, plus a new optical subsystem that allows the tool to distinguish between inherent defects in the silicon crystal—which can kill transistors and thus require scrapping the wafer—and other defect types that may be eliminated through cleaning or re-polishing the wafer. The Surfscan SP2XP provides wafer manufacturers with the ability to scrap fewer wafers, enhancing their profitability.

For the qualification of new or recently serviced process tools, or for monitoring contamination from process tools already in production, chipmakers may prefer to use bare or blanket-film “monitor” wafers instead of patterned wafers. The Surfscan SP2 family provides benchmark inspection sensitivity on IC films or bare substrates. To add to the Surfscan SP2 family’s capability, an innovative module called SURFmonitor™ was introduced in July 2007. SURFmonitor utilizes background scattering (haze) data from Surfscan® SP2 family systems to monitor process drift and capture low-contrast defects, without affecting inspection throughput.

Macro Defect Inspection for Wafer Dispositioning

Advanced fabs require accurate and rapid disposition decision making during manufacturing, as well as quick assessment of tool and process module output. Our automated wafer and tool dispositioning system captures a broad range of defect types at very high throughput—enabling inspection of 100% of wafer lots.

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

To help customers identify and fix these edge-related yield issues, KLA-Tencor offers the VisEdge™ CV300 system. The tool’s unique optics design and advanced defect classification capabilities allow IC manufacturers to capture a wide range of wafer-edge defect types with high sensitivity.

Component Inspection

Our component inspection systems inspect various components that are handled in trays, most commonly semiconductor chips. They inspect for 3D planarity, evenness of contacts and 2D surface aspects, as well as identification marks and orientation. After inspection, the systems can sort the components and even tape them.

We manufacture a range of component inspection systems. The ICOS CI-T120 features the latest innovations in vision technology and component handling. The ICOS CI-T120S and ICOS CI-T130S systems offer 2D and 3D metrology and inspection for Flip-Chip packaging, combining bump inspection, substrate top and bottom surface inspection and substrate warpage inspection in one system. The ICOS CI-9x50 is a fully automatic system for the final inspection of tray-based semiconductor components; it moves the components to the inspection stations, sorts them and, if required, transfers them to tape. The ICOS CI-3050 is a component inspector for inspecting small lots and QA samples, performing 2D and 3D inspections.

Back-End Wafer Inspection

Back-end wafer inspection is performed either before or after the chips are cut (diced) from the wafer. Two main versions of the wafer inspection systems are the ICOS WI-2200/2300, which perform 100% automated optical inspection and metrology of microelectronic devices on a variety of wafer substrates. This inspection system combines surface inspection and 2D bump inspection for semiconductor ICs, optoelectronics, advanced packaging, and MEMS. The ICOS WI-3200/3300 Wafer Inspector combines surface inspection and 2D/3D bump inspection in one high speed pass.

Solar Inspection Systems

Our solar inspection modules, manufactured through our ICOS subsidiary, are used in various stages of the solar cell production line, and monitor various stages of the production process including wafer contour integrity, wafer geometry and surface inspection. They are designed for high speed automated optical in-line inspection of the front- and backside of solar wafers and cells (mono-and polycrystalline) up to 8-inch. They provide fast, efficient and reliable optical classification of solar cells at the different stages of the production flow.

Transparent Film and Opaque Substrate Inspection

Understanding the optical surface properties of modern materials has become a critical part of manufacturing. With the increasing complexity of manufacturing processes and products comes the need for precise analysis and control of surface properties such as film thickness uniformity, contamination and defectivity, often in real time and online. The Candela™ CS20 Optical Surface Analyzer automatically detects and classifies surface defects on optoelectronic and semiconductor wafers, including wafers made of transparent materials such as sapphire and glass. By simultaneously measuring reflectivity and topographic variations on the surface, these systems enable customers to inspect epitaxial layers and film coatings for uniformity issues and defects. In substrate and media manufacturing, the Candela 6100 and 6300 Series’ patented X-beam optical surface analyzers enable defect detection and characterization for magnetic disk media inspection.

Metrology

Metrology is a critical discipline in the production of high performance, reliable devices. Whether verifying that a design will be manufacturable, characterizing a new process, or monitoring high-volume manufacturing processes, our comprehensive set of metrology, analysis and process window optimization products gives IC manufacturers the ability to maintain tight control of their processes.

Optical Overlay Metrology

Decreasing linewidths, larger die sizes and increasing chip density all affect the tolerances for layer-to-layer alignment, or overlay. Mis-registration errors represent a crucial cause of yield loss. Today’s lithography scanners or steppers require precise monitoring to ensure layer-to-layer alignment is within-specifications. These advanced lithography systems also require regular maintenance and performance tests to ensure they are meeting process requirements. Overlay metrology systems verify scanner or stepper performance by measuring the pattern alignment between adjacent layers of the chip as it is built.

In June 2008, we introduced the Archer 200™ Overlay Control System, based on the industry-proven Archer™ platform. Redesigned optics and performance improvements combine to deliver the high levels of overlay measurement performance and productivity needed for 32nm double-patterning lithography.

CD Metrology

The critical dimension is the smallest intended linewidth for a given device. While a useful measurement for previous-generation devices, traditional CD measurements no longer provide all the information that chipmakers need to accurately predict yield and transistor performance. Instead, complete profile information, including the width at the top and bottom of the feature, the sidewall angle and the height or depth of the feature, are needed. For this reason, CD control in the fab is increasingly changing from traditional CD-SEM (scanning electron microscope) measurements to optical CD.

The SpectraCD-XT™ is our fourth-generation of inline optical CD metrology systems for advanced patterning process control. The SpectraCD-XT is a non-destructive, dedicated CD and profile metrology system built on our high-throughput, production-proven Archer platform.

Film Measurement

Our film metrology systems measure a variety of optical and electrical properties of thin films deposited on a wafer. These systems are used to control a wide range of wafer fabrication steps, where both within-wafer and wafer-to-wafer process uniformity are critical to achieving high device performance at low cost. Our systems use a range of optical and electrical measurement technologies to monitor such critical parameters as film thickness, charge, composition, stress and electrical interface quality.

In December 2007, we introduced a significant advancement in films metrology with the Aleris™ product line, followed by the introduction of additional Aleris systems in January 2008. Our single-tool solution allows for production monitoring of critical gate applications at 45nm and beyond and is designed to meet tighter process tolerances for thickness, refractive index, and stress measurements over a broad range of applications, including diffusion, chemical vapor disposition (“CVD”), etch and others.

Implant Metrology

KLA-Tencor offers implant and anneal micro-uniformity monitoring with the Therma-Probe® solution. Therma-Probe is the industry standard for implant dose metrology. With its advances in modulated optical reflectance, Therma-Probe provides dose measurements for in-line monitoring, including anneal and ultra-shallow junction depth profiling. The system contributes to higher yield by monitoring for process excursions.

Substrate & Surface Metrology

At the 45nm node and below, small deviations in wafer shape such as bow warp and edge roll-off can translate to intolerable errors in the IC’s critical dimensions and layer-to-layer alignment. WaferSight2™ is an optical interferometry-based metrology system that enables wafer suppliers and chipmakers to measure bare wafer dimensional parameters such as flatness, shape, edge roll-off and nanotopography in one system. With industry-leading flatness and nanotopography precision, plus improved tool-to-tool matching, WaferSight2 enables leading-edge production of next-generation wafers by wafer suppliers, and higher confidence of incoming wafer quality for IC makers.

Our stylus profilers measure the surface topography of films and etched surfaces, and are used in basic research and development as well as semiconductor production and quality control. In July 2007 we introduced a high-resolution surface profiler, the HRP® -350, extending critical measurement capability to the 45nm semiconductor device generation. We also offer the P-16+™ benchtop contact stylus profiler, designed for automated step height, surface contour, waviness and roughness measurements, with detailed 2D and 3D topographic analysis of a variety of surfaces and materials.

SensorWafers

KLA-Tencor offers specialized, instrumented substrates that measure a wafer’s response to the conditions inside the process chamber, while the process is occurring. These wafer-level metrology tools measure the temperature variation of the process over time to optimize, troubleshoot and monitor complex processes, such as plasma etch and lithography. Other measurement parameters are also available, including plasma monitoring. To support the troubleshooting process, an advanced diagnostic module is also offered. Both chipmakers and process equipment manufacturers use these wafers to visualize, diagnose and control their processes and process tools in a wide variety of applications.

Services

KLA-Tencor enables customers to achieve their required productivity with a low overall cost for inspection and metrology systems over the lifecycle of the tools. We deliver yield management expertise spanning advanced technology nodes, and collaborate with customers to determine the best products and services to meet technology requirements and optimize cost of ownership. Our customers can achieve their production goals through a menu of K-T support services, unique expertise from local service engineers, worldwide spare parts depots, and round-the-clock tech support experts in our Online Support Centers. KLA-Tencor’s Technology Engagement Services (“TES”) collaborates with customers to use effective recipes to improve baseline performance and avoid costly process errors, as well as extend the life of their installed base and determine when new tools and upgrades would be beneficial.

Software and Other

Our productivity and analysis solutions translate inspection and metrology data into consolidated information that can reveal process problems and help semiconductor manufacturers develop long-term yield improvement strategies.

Klarity Solutions form a fab-wide yield acceleration solution that automatically reduces defect inspection, classification and review data to relevant root-cause and yield-analysis information. Using this information, manufacturers can take corrective action sooner and improve yield more quickly at a low cost-of-ownership.

K-T Analyzer™ software provides critical post processing of overlay data into information which indicates appropriate corrective action for the relevant process tool. This function is increasing in importance with sub-65nm design rules, immersion lithography and double patterning lithography.

FabVision™ is a real-time, fab-wide data management system that continuously monitors, reports and manages product quality information at wafer manufacturing facilities. Alerts on process excursions, daily reports and selected data are generated and sent automatically to better manage operations at the fab, process or customer level.

Our ProDATA™ lithography data analysis tool, along with our PROLITH™ lithography and etch optimization tool, helps manufacturers reduce their advanced lithography development time and cost, as well as optimize their design-for-manufacturing (“DFM”) efforts.

LithoWare™ is a Linux-based lithography optimization tool that enables engineers to begin their Optical Proximity Correction (“OPC”)/reticle enhancement technique (“RET”) development without the need to wait for a mature silicon process. LithoWare also dramatically reduces the time and cost to develop RET and OPC recipes.

Process window qualification (“PWQ”) application enables device manufacturers to identify reticle design marginalities by examining the wafer for poorly printed features using their KLA-Tencor broadband brightfield wafer inspection systems.

Customers

To support our growing, global customer base, we maintain a significant presence throughout the United States, Europe, Asia-Pacific and Japan, staffed with local sales and applications engineers, customer and field service engineers and yield management consultants. We count among our largest customers the leading semiconductor manufacturers from each of these regions. In each of the fiscal years ended June 30, 2008, 2007 and 2006, no customer accounted for more than 10% of our total revenues.

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

Sales, Service and Marketing

Our sales, service and marketing efforts are aimed at building long-term relationships with our customers. We focus on providing a single and comprehensive resource for the full breadth of process control and yield management products and services. Customers benefit from the simplified planning and coordination, as well as the increased equipment compatibility that are realized as a result of dealing with a single supplier. Our revenues are derived primarily from product sales, mostly through our direct sales force.

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

As of June 30, 2008, we employed approximately 2,500 sales and related personnel, service engineers and applications engineers. In addition to sales and service offices in the United States, we conduct sales, marketing and services out of wholly-owned subsidiaries or branches in other countries, including Belgium, China, France, Germany, Hong Kong, India, Israel, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan, Thailand and the United Kingdom. International revenues accounted for approximately 79%, 76%, and 80% of our total revenues in the fiscal years ended June 30, 2008, 2007 and 2006, respectively. Additional information regarding our revenues from foreign operations for our last three fiscal years can be found in Note 15, “Segment Reporting and Geographic Information” to the Consolidated Financial Statements.

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

International sales and operations may be adversely affected by the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations. In addition, international sales may be adversely affected by the economic conditions in each country. The revenues from our international business may also be affected by fluctuations in currency exchange rates. Although we attempt to manage the currency risk inherent in non-dollar product sales through hedging activities, there can be no assurance that such efforts will be adequate. These factors could have a material adverse effect on our future business and financial results.

Backlog

Our backlog for system shipments and associated warranty totaled $715 million and $1,061 million as of June 30, 2008 and 2007, respectively, and includes sales orders where written customer requests have been received and the delivery is anticipated within the next 12 months. We make backlog adjustments for backlog obtained from acquired companies, cancellations, customer delivery date changes and currency adjustments. Orders for service contracts and unreleased products are excluded from backlog. All orders are subject to cancellation or delay by the customer, with limited or no penalties. Due to possible customer changes in delivery schedules or cancellation of orders and as some orders are received and shipped within the same quarter, our backlog at any particular date is not necessarily indicative of business volumes or actual sales for any succeeding period.

Research and Development

The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation. These technical innovations are inherently complex and require long development cycles and appropriate professional staffing. We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our human and financial resources to research and development programs and seek to maintain close relationships with customers to remain responsive to their needs. As part of our customer relationships, we may enter into certain strategic development and engineering programs whereby our customers offset certain of our research and development costs. As of June 30, 2008, we employed approximately 1,300 research and development personnel.

Our key research and development activities during fiscal year 2008 involved development of process control and yield management equipment for sub-65nm processing. For information regarding our research and development expenses during the last three fiscal years, including costs offset by our strategic development and engineering programs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

Manufacturing, Raw Materials and Supplies

We perform system design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities take place in San Jose and Milpitas, California, with additional significant operations in Singapore, Israel, China and Belgium. As of June 30, 2008, we employed approximately 1,000 manufacturing personnel.

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

Acquisitions and Alliances

We continuously evaluate strategic acquisitions and alliances to expand our technologies, product offerings and distribution capabilities. Acquisitions involve numerous risks, including management issues and costs in connection with integration of the operations, technologies and products of the acquired companies, and the potential loss of key employees of the acquired companies. The inability to manage these risks effectively could negatively impact our operating results and financial condition. Additional information regarding our business combinations during the fiscal year ended June 30, 2008 can be found in Note 4, “Business Combinations” to the Consolidated Financial Statements.

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

Employees

As of June 30, 2008, we employed approximately 6,000 people. None of our employees are represented by a labor union. We have not experienced work stoppages and believe that our employee relations are good.

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

The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue, and in some cases, future expense levels. In the current environment, our ability to accurately predict our future operating results is particularly low. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in orders but also a weakening of their financial condition that could impair our ability to recognize revenue from certain customers. Furthermore, in the current credit environment, it may be more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. If our customers experience persistent difficulties in raising capital for equipment financing, we could experience a decrease in orders for our products. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During periods of declining revenues, such as in the current environment, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, then our business could be seriously harmed. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

Our business is ultimately driven by the global demand for electronic devices by consumers and businesses. The vast majority of our annual revenue is derived from outside the United States, and we expect that international revenue will continue to represent a substantial percentage of our revenue. A protracted global economic slowdown may adversely affect our business and results of operations.

The vast majority of our annual revenue is derived from outside the United States, and we expect that international revenue will continue to represent a substantial percentage of our revenue. Our international revenue and operations are affected by economic conditions specific to each country and region. Because of our significant dependence on international revenue, a decline in the economies of any of the countries or regions in which we do business could negatively affect our operating results. Managing global operations and sites located throughout the world presents challenges associated with, among other things, cultural diversity and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Periodic local or international economic downturns, trade balance issues, political instability, legal or regulatory changes or terrorism in regions where we have operations along with fluctuations in interest and currency exchange rates could negatively affect our business and results of operations. Although we attempt to manage near-term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate.

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

Success in the semiconductor equipment industry depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions. For example, the size of semiconductor devices continues to shrink and the industry is currently transitioning to the use of new materials and innovative fab processes. While we expect these trends will increase our customers’ reliance on our diagnostic products, we cannot be sure that they will directly improve our business. These and other evolving customer needs require us to respond with continued development programs and to cut back or discontinue older programs, which may no longer have industry-wide support. Technical innovations are inherently complex and require long development cycles and appropriate staffing of highly qualified employees. Our competitive advantage and future business success depend on our ability to accurately predict evolving industry standards, to develop and introduce new products and services that successfully address changing customer needs, to win market acceptance of these new products and services and to manufacture these new products in a timely and cost-effective manner.

In this environment, we must continue to make significant investments in research and development in order to enhance the performance and functionality of our products, to keep pace with competitive products and to satisfy customer demands for improved performance, features and functionality. Substantial research and development costs typically are incurred before we confirm the technical feasibility and commercial viability of a new product, and not all development activities result in commercially viable products. Moreover, we supplement our research and development efforts with a significant focus on acquisitions and investments in third parties. There can be no assurance that revenue from future products or product enhancements will be sufficient to recover the development, acquisition or investment expenditures associated with such products or enhancements. In addition, we cannot be sure that these products or enhancements will receive market acceptance or that we will be able to sell these products at prices that are favorable to us. Our business will be seriously harmed if we are unable to sell our products at favorable prices or if the market in which we operate does not accept our products.

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

While patent, copyright and trademark protection for our intellectual property is important, we believe our future success in highly dynamic markets is most dependent upon the technical competence and creative skills of our personnel. We attempt to protect our trade secrets and other proprietary information through confidentiality and other agreements with our customers, suppliers, employees and consultants and through other security measures. We have also published internal policies that set forth how employees and contractors are to handle our proprietary information. We also maintain exclusive and non-exclusive licenses with third parties for strategic technology used in certain products. However, these employees, consultants and third parties may breach these agreements and policies, and we may not have adequate remedies for wrongdoing. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States. In any event, the extent to which we can protect our trade secrets through the use of confidentiality agreements is limited, and our success will depend to a significant extent on our ability to innovate ahead of our competitors.

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

If we are unable to successfully integrate and manage acquired businesses or if acquired businesses perform poorly, then our business and financial results may suffer. It is possible that the businesses we have acquired, as well as businesses that we may acquire in the future, may perform worse than expected or prove to be more difficult to integrate and manage than expected. In addition, we may lose key employees of the acquired companies. As a result, risks associated with acquisition transactions may give rise to a material adverse effect on our business and financial results for a number of reasons, including:

•	we may have to devote unanticipated financial and management resources to acquired businesses;

•	the combination of businesses may cause an interruption of, or loss of momentum in, the activities of our company and/or the acquired business and the loss of key personnel;

•	we may not be able to realize expected operating efficiencies or product integration benefits from our acquisitions;

•	we may experience challenges in entering into new market segments for which we have not previously manufactured and sold products;

•	difficulties in coordinating geographically separated organizations, systems and facilities;

•	the customers, suppliers, employees and others with whom the companies we acquire have business dealings may have a potentially adverse reaction to the acquisition;

•	we may have to write-off goodwill or other intangible assets; and

•	we may incur unforeseen obligations or liabilities in connection with acquisitions.

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

We are subject to various risks related to existing, new, different, inconsistent or even conflicting laws, rules and regulations enacted by legislative bodies and/or regulatory agencies in the countries in which we operate and with which we must comply, including environmental, safety, antitrust and export control regulations. Failure to comply with existing laws, rules or regulations, or changes, some of which may result in inconsistent or conflicting laws, rules or regulations, in the countries in which we operate could result in violations of contractual or regulatory obligations that may adversely affect our reported financial results or our ability to conduct our business.

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

There are risks associated with our outstanding indebtedness.

As of June 30, 2008, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value and liquidity of both our debt and equity securities.

In certain circumstances involving a change of control followed by a downgrade of the rating of our senior notes, we will be required to make an offer to repurchase the senior notes at a purchase price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. We cannot make any assurance that we will have sufficient financial resources at such time or will be able to arrange financing to pay the repurchase price of the senior notes. Our ability to repurchase the senior notes in such event may be limited by law, by the indenture associated with the senior notes, by the terms of other agreements to which we may be party at such time. If we fail to repurchase the senior notes as required by the indenture, it would constitute an event of default under the indenture governing the senior notes which, in turn, may also constitute an event of default under other of our obligations.

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

We may experience difficulties with our new CRM system implemented in fiscal year 2008 that could disrupt our ability to timely and accurately process and report key components of the results of our consolidated operations, our financial position and cash flows. System failure or malfunctioning could disrupt our ability to timely and accurately process and report key components of our results of operations, financial position and cash flows. Any disruptions or difficulties that may occur in connection with our ERP system or other systems could also adversely affect our ability to complete important business processes such as the evaluation of our internal control over financial reporting and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unforeseen problems with regard to our ERP system or other systems, our business could be adversely affected.

Risks Related to the Restatement of Our Prior Financial Results

Our efforts to correct past material weaknesses in our internal control over financial reporting may not have been sufficient, and we may discover additional material weaknesses in our internal controls.

As previously disclosed in prior filings by the Company with the SEC, including the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 which was filed with the SEC on August 20, 2007 (the “2007 Form 10-K”), the Company has undergone an investigation of the Company’s historical stock option practices by the Special Committee of the Company’s Board of Directors (for more information regarding the

Special Committee investigation and its findings, please refer to Item 3, “Legal Proceedings” of the 2007 Form 10-K). As a result of that Special Committee investigation and our management’s internal review of our historical stock option practices and related matters, we identified past material weaknesses in our internal controls and procedures (see Item 9A, “Controls and Procedures” in the 2007 Form 10-K). A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We believe that we have remedied the past material weaknesses in our internal controls and procedures, but there can be no assurance that our corrections were sufficient or fully effective, or that we will not discover additional material weaknesses in our internal controls and procedures in the future.

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

The ongoing government inquiry relating to our historical stock option practices, as well as any other inquiries that may be started by other governmental or regulatory agencies, may be time consuming and expensive and may have a material adverse effect on our financial condition, results of operations and cash flow.

On July 25, 2007, we announced that the Company had reached a settlement with the SEC by consenting to the entry of a permanent injunction against future violations of the reporting, books and records, and internal controls provisions of the federal securities laws. The settlement resolves completely the SEC investigation into the Company’s historical stock option granting practices. KLA-Tencor was not charged by the SEC with fraud, nor was the Company required to pay any civil penalty, fine or money damages as part of the settlement. In addition, the United States Attorney’s Office for the Northern District of California (“USAO”) informed us in July 2008 that it had closed its investigation into our historical stock option practices and was not bringing any charges against us. While the investigations by the SEC and USAO have been completed, the Company is responding to inquiries from the U.S. Department of Labor, which is conducting an examination of the Company’s 401(k) Savings Plan prompted by the Company’s stock option issues. The Company is cooperating fully with this examination and intends to continue to do so. This inquiry may require us to continue to expend significant management time and incur significant legal and other expenses, which could have a material adverse effect on our financial condition, results of operations and cash flow. Also, there can be no assurance that other inquiries, investigations or actions will not be started by other United States federal or state regulatory agencies or by foreign governmental agencies, any of which could have a material adverse effect on our financial condition, results of operations and cash flow.

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

In connection with our historical stock option practices and resulting restatements, a number of derivative actions were filed against certain of our current and former directors and officers purporting to assert claims on the Company’s behalf. In addition, a number of securities class action complaints were filed against us and certain of our current and former directors and officers seeking damages related to our historical stock option practices and the resulting investigation, inquiries and restatements. There may be additional lawsuits of this nature filed in the future. We cannot predict the outcome of these lawsuits, other than the shareholder class action for which we have entered into a settlement that is subject to court approval (as described in Note 13, “Litigation and Other Legal Matters” to the Consolidated Financial Statements), nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, there could be a material adverse effect on our business, financial condition and results of operations.

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

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, our independent registered public accounting firm reports on the effectiveness of the internal control over financial reporting. The Company has in prior periods identified certain material weaknesses in its internal control over financial reporting. However, we believe the Company remediated those past material weaknesses, and we have not identified any material weaknesses in our internal control over financial reporting for the fiscal year ended June 30, 2008. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our principal properties as of June 30, 2008 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Tucson, AZ	Office and plant	Engineering and Manufacturing	60,000	Owned
Fremont, CA(1)	Office and plant	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	117,637	Leased
Milpitas, CA	Office, plant and warehouse	Principal Executive Offices, Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	727,302	Owned
San Jose, CA	Office and plant	Research, Engineering and Manufacturing	133,196	Leased
San Jose, CA	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	434,653	Owned
Santa Clara, CA	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing and Service	54,789	Leased
Westwood, MA(1)	Office and plant	Research, Engineering, Marketing, Manufacturing and Service	116,908	Leased
Leuven, Belgium	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing and Service and Sales Administration	102,220	Owned
Shanghai, China	Office, plant and warehouse	Sales, Service, Engineering and Warehouse	50,354	Leased
Shenzhen, China	Office and plant	Sales, Service and Manufacturing	34,034	Leased
Chennai, India	Office	Engineering	79,668	Owned
Migdal Ha’Emek and Herzliya, Israel	Office and plant	Research, Engineering, Marketing, Manufacturing and Service and Sales Administration	64,584	Owned
Serangoon, Singapore(2)	Office and plant	Manufacturing	185,809	Owned
Hsinchu, Taiwan(1)	Office	Sales and Service	97,215	Leased
Yokohama, Japan	Office and warehouse	Sales, Service and Warehouse	41,771	Leased

(1)	Portions of certain properties are sublet or are vacant and marketed to sublease.
(2)	The land on which the Serangoon, Singapore building resides is leased.

As of June 30, 2008, we owned or leased a total of approximately 2.6 million square feet of space worldwide, including the locations listed above and office space for smaller sales and service offices in several locations throughout the world. Our operating leases expire at various times through June 30, 2018 with renewal options at the fair market value for additional periods up to five years. Additional information regarding these leases is incorporated by reference from Note 12, “Commitments and Contingencies” to the Consolidated Financial Statements. We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs, even after giving effect to the sale of certain properties as noted above.

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

Government Inquiries and SEC Settlement Relating to Historical Stock Option Practices

On May 23, 2006, we received a subpoena from the United States Attorney’s Office (“USAO”) requesting information relating to our past stock option grants and related accounting matters. Also on May 23, 2006, we received a letter from the SEC making an informal inquiry and request for information on the same subject matters. We learned on February 2, 2007 that the SEC had opened a formal investigation into these matters. We cooperated fully with the SEC investigation. On July 25, 2007, we announced that we had reached a settlement with the SEC by consenting to the entry of a permanent injunction against future violations of the reporting, books and records, and internal controls provisions of the federal securities laws. The settlement resolves completely the SEC investigation into our historical stock option granting practices. We were not charged by the SEC with fraud, nor were we required to pay any civil penalty, fine or money damages as part of the settlement. The USAO informed us in July 2008 that it had closed its investigation and was not bringing any charges against us.

We are responding to inquiries from the U.S. Department of Labor, which is conducting an examination of our 401(k) Savings Plan prompted by our stock option issues. We are cooperating fully with this examination and intend to continue to do so.

We cannot predict how long it will take, or how much more time and resources will be required, to resolve these government inquiries, nor can it predict the outcome of these inquiries. Also, there can be no assurance that other inquiries, investigations or actions will not be started by other United States federal or state regulatory agencies or by foreign governmental agencies.

Shareholder Derivative Litigation Relating to Historical Stock Option Practices

Beginning on May 22, 2006, several persons and entities identifying themselves as shareholders of KLA-Tencor filed derivative actions purporting to assert claims on behalf of and in the name of the Company against several of our current and former directors and officers relating to its accounting for stock options issued from 1994 to the present. The complaints in these actions allege that the individual defendants breached their fiduciary duties and other obligations us and violated state and federal securities laws in connection with our historical stock option granting process, its accounting for past stock options, and historical sales of stock by the individual defendants. Three substantially similar actions are pending, one in the U.S. District Court for the Northern District of California (which consists of three separate lawsuits consolidated into one action, hereafter the “Federal Action”); one in the California Superior Court for Santa Clara County; and one in the Delaware Chancery Court.

The plaintiffs in the derivative actions have asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and abetting such breach, negligence, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, breach of contract, constructive fraud, rescission, and violations of California Corporations Code section 25402, as well as a claim for an accounting of all stock option grants made to the named defendants. KLA-Tencor is named as a nominal defendant in these actions. On behalf of KLA-Tencor, the plaintiffs seek unspecified monetary and other relief against the named defendants. The plaintiffs are James Ziolkowski, Mark Ziering, Alaska Electrical Pension Fund, Jeffrey Rabin and Benjamin Langford. The individual named defendants are current directors and officers Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Jeffrey L. Hall, Stephen P. Kaufman, John H. Kispert, Lida Urbanek and Richard P. Wallace; and former directors and officers Robert J. Boehlke, Leo Chamberlain, Gary E. Dickerson, Richard J. Elkus, Jr., Dennis J. Fortino, Kenneth Levy, Michael E. Marks, Stuart J. Nichols, Arthur P. Schnitzer, Kenneth L. Schroeder and Jon D. Tompkins. Current director David C. Wang and former director Dean O. Morton were originally named as defendants in one of the derivative actions filed in the U.S. District Court for the Northern District of California, but were dropped as named defendants as of December 22, 2006 upon the filing of a consolidated complaint in the Federal Action.

The derivative actions are at an early stage. The individual defendants are not yet required to respond to the complaints in the actions pending in California, and the defendants have moved to dismiss or stay the action pending in Delaware. Our Board of Directors appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to conduct an independent investigation of the claims asserted in the derivative actions and to determine our position with respect to those claims. On March 25, 2008, the SLC filed a motion to terminate the Federal Action and to approve certain settlements with individuals as identified below. Plaintiff filed an opposition to the motion to terminate the Federal Action in July 2008. The motion to terminate is set for hearing in October 2008. We have also moved to dismiss or stay the action pending in Delaware. That motion is set for hearing in August 2008.

During the year ended June 30, 2008, we, acting through the SLC, entered into settlement agreements with each of Gary E. Dickerson, Kenneth Levy, Kenneth Schroeder and Jon D. Tompkins related to the claims brought against such individuals in connection with the derivative actions. Each of these agreements is subject to court approval. The agreements, individually and in the aggregate, do not involve amounts that are material to us. As of June 30, 2008, we have not recorded the gain contingency arising from the settlement agreements as the gain is not certain. We will record any gain upon receiving the applicable court approval.

In addition, during the year ended June 30, 2008, we entered into an agreement with Kenneth Schroeder to resolve all claims arising from his employment agreement and departure from us. The terms of this agreement are subject to court approval of the above-described settlement agreement with Mr. Schroeder relating to the claims brought against him in the derivative actions.

Shareholder Class Action Litigation Relating to Historical Stock Option Practices

KLA-Tencor and various current and former directors and officers of the Company were named as defendants in putative securities class action filed on June 29, 2006 in the U.S. District Court for the Northern District of California. Two similar actions were filed later in the same court, and all three cases have been consolidated into one action (the “Northern District Litigation”). The consolidated complaint alleges claims under Section 10(b) and Rule 10b-5 thereunder, Section 14(a), Section 20(a), and Section 20A of the Securities Exchange Act of 1934 as a result of our past stock option grants and related accounting and reporting, and seeks unspecified monetary damages and other relief. The plaintiffs seek to represent a class consisting of purchasers of our stock between June 30, 2001 and May 22, 2006 who allegedly suffered losses as a result of material misrepresentations in our SEC filings and public statements during that period. The lead plaintiffs, who seek to represent the class, are the Police and Fire Retirement System of the City of Detroit, the Louisiana Municipal Police Employees’ Retirement System, and the City of Philadelphia Board of Pensions and Retirement. The defendants are KLA-Tencor, Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Gary E. Dickerson, Richard J. Elkus, Jr., Jeffrey L. Hall, Stephen P. Kaufman, John H. Kispert, Kenneth Levy, Michael E. Marks, Stuart J. Nichols, Kenneth L. Schroeder, Jon D. Tompkins, Lida Urbanek and Richard P. Wallace. This litigation is at an early stage. Discovery has not commenced, and the court has not yet determined whether the plaintiffs may sue on behalf of any class of purchasers. We and all other defendants filed motions to dismiss these cases in June 2007. However, our motions to dismiss have been taken off calendar and stayed due to the agreement between the parties to settle the litigation, as described below.

On June 5, 2008, the court granted preliminary approval to a settlement between the parties to resolve the Northern District Litigation. Under the terms of the settlement, we will be required to make a payment of $65.0 million to the settlement class. The settlement, which is subject to final court approval at a hearing now scheduled to occur in September 2008, provides for the dismissal with prejudice of the Northern District Litigation and a full release of KLA-Tencor and the other named defendants in connection with the allegations raised in the lawsuit by the plaintiffs and all members of the settlement class. An amount of $65.0 million was accrued by a charge to selling, general and administrative expenses during the year ended June 30, 2008 on account of this settlement.

As part of a derivative lawsuit filed in the Delaware Chancery Court on July 21, 2006 (described above), a plaintiff claiming to be a KLA-Tencor shareholder also asserted a separate putative class action claim against us and certain of our current and former directors and officers alleging that shareholders incurred damage due to purported dilution of KLA-Tencor common stock resulting from historical stock option granting practices. We have moved to dismiss this claim.

Another plaintiff, Chris Crimi, filed a putative class action complaint in the Superior Court of the State of California for the County of Santa Clara on September 4, 2007 against us and certain of our current and former directors and officers. The plaintiff seeks to represent a class consisting of persons who held KLA-Tencor common stock between September 20, 2002 and September 27, 2006, alleges causes of action for breach of fiduciary duty and rescission based on alleged misstatements and omissions in our SEC filings concerning our past stock option grants, and seeks unspecified damages based upon purported dilution of our stock, injunctive relief, and rescission. The named defendants, in addition to us, are Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Richard J. Elkus, Jr., Stephen P. Kaufman, Kenneth Levy, Michael E. Marks, Dean O. Morton, Kenneth L. Schroeder, Jon D. Tompkins, and Richard P. Wallace. This litigation is at an early stage, and discovery has not yet begun. We filed a motion to stay the case pending the resolution of other option-related litigation, as well as a demurrer asking the court to dismiss the case on the ground that the claims have no merit. On February 29, 2008, the Court sustained our demurrer and granted the plaintiff leave to file an amended complaint. Plaintiff filed an amended complaint reasserting the foregoing claims and adding a claim under section 1507 of the California Corporations Code on April 1, 2008. On April 30, 2008, we removed this action to Federal Court in the Northern District of California and thereafter renewed our motion to dismiss the action. The plaintiff has since amended his complaint, and we expect to file a further motion to dismiss to be heard in September 2008. We intend to vigorously defend this action.

We cannot predict the outcome of the shareholder class action cases (described above), and we cannot estimate the likelihood or potential dollar amount of any adverse results, other than the Northern District Litigation. However, an unfavorable outcome in any of these cases could have a material adverse impact upon the financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

Indemnification Obligations

Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and the related litigation and ongoing government inquiries. These obligations arise under the terms of our certificate of incorporation, our bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that we are required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. We are currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of our current and former directors, officers and employees. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, we believe the fair value of this liability, to the extent estimable, is appropriately considered within the reserve we have established for currently pending legal proceedings.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “KLAC.”

The prices per share reflected in the following table represent the high and low closing prices for our common stock on the NASDAQ Global Select Market for the periods indicated.

	Year ended June 30, 2008		Year ended June 30, 2007
	High	Low	High	Low
First Fiscal Quarter	$62.46	$55.10	$46.29	$39.05
Second Fiscal Quarter	$57.54	$47.19	$52.43	$43.85
Third Fiscal Quarter	$46.54	$35.61	$54.42	$46.97
Fourth Fiscal Quarter	$46.27	$38.91	$56.92	$53.09

We paid dividends to holders of our common stock during each of the quarters in the fiscal years ended June 30, 2008 and 2007. The total amount of dividends paid during the fiscal years ended June 30, 2008 and 2007 was $108.5 million and $95.1 million, respectively. During the first quarter of the fiscal year ending June 30, 2009, our Board of Directors authorized a quarterly cash dividend of $0.15 per share, which was declared on August 6, 2008 and will be paid on September 2, 2008 to our stockholders of record on August 18, 2008.

As of July 22, 2008, there were 717 holders of record of our common stock.

Equity Repurchase Plans

Following is a summary of stock repurchases for each month during the fourth quarter of the fiscal year ended June 30, 2008:(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1, 2008—April 30, 2008(2)	630,000	$42.27	3,541,000
May 1, 2008—May 31, 2008(2)	960,000	$45.08	2,581,000
June 1, 2008—June 30, 2008(2)	1,340,000	$41.83	16,241,000	(4)

Total	2,930,000	$42.99

(1)	In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase up to 17.8 million shares of its common stock in the open market. This plan was put into place to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans, and to return excess cash to the Company’s shareholders. The Board of Directors has authorized KLA-Tencor to repurchase additional shares of its common stock under the repurchase program in February 2005 (up to 10.0 million shares), February 2007 (up to 10.0 million shares), August 2007 (up to 10.0 million shares) and June 2008 (up to 15.0 million shares), in each case in addition to the 17.8 million shares described in the first sentence of this footnote.
(2)	All shares were purchased pursuant to the publicly announced repurchase programs described in footnote 1 above.
(3)	The stock repurchase programs have no expiration date. Future repurchases of the Company’s common stock under the Company’s repurchase programs may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.
(4)	In June 2008, the Board of Directors authorized KLA-Tencor to repurchase up to an additional 15.0 million shares of its common stock under the repurchase program.

Stock Performance Graph and Cumulative Total Return

The following graph compares the cumulative 5-year total return attained by shareholders on our common stock relative to the cumulative total returns of the S&P 500 Index (as required by SEC regulations) and the Philadelphia Semiconductor Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2003 to June 30, 2008.

	6/03	6/04	6/05	6/06	6/07	6/08
KLA-Tencor Corporation	100.00	106.28	94.30	90.61	120.98	90.74
S&P 500	100.00	119.11	126.64	137.57	165.90	144.13
Philadelphia Semiconductor	100.00	130.28	124.05	117.71	139.37	117.17

*	Assumes $100 invested on June 30, 2003 in stock or index-including reinvestment of dividends.

Our fiscal year ends June 30. The comparisons in the graph above are based upon historical data and are not necessarily indicative of, nor intended to forecast, future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables include selected consolidated summary financial data for each of our last five fiscal years. This data should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

(in thousands, except per share data)

Year ended June 30,	2008	2007	2006	2005	2004
Consolidated Statements of Operations:
Revenues	$2,521,716	$2,731,229	$2,070,627	$2,081,878	$1,497,218
Income from operations	$499,376	$589,868	$309,791	$545,120	$243,630
Net income	$359,083	$528,098	$380,452	$445,049	$212,476
Dividends paid per share	$0.60	$0.48	$0.48	$0.12	$—
Net Income per share:
Basic	$1.99	$2.68	$1.92	$2.27	$1.09
Diluted	$1.95	$2.61	$1.86	$2.21	$1.05

As of June 30,	2008	2007	2006	2005	2004
Consolidated Balance Sheets:
Cash, cash equivalents and marketable securities	$1,579,383	$1,710,629	$2,325,796	$2,195,186	$1,876,356
Working capital	$2,085,432	$2,247,209	$2,594,512	$2,265,202	$1,279,821
Total assets	$4,848,390	$4,623,249	$4,575,911	$4,040,603	$3,598,880
Long-term debt(1)	$744,661	$—	$—	$—	$—
Stockholders’ equity	$2,981,730	$3,550,042	$3,567,991	$3,096,670	$2,680,417

(1)	In April 2008, the Company issued $750 million aggregate principal amount of senior notes due in 2018.

Effective in the fiscal year ended June 30, 2006, we implemented SFAS No. 123(R), Share-Based Payment. It requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements.

The Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on July 1, 2007. As a result of the adoption of FIN 48, the Company increased the liability for net unrecognized tax benefits by $8.4 million, and accounted for the increase as a cumulative effect of change in accounting principle that resulted in a reduction of retained earnings of $8.4 million at July 1, 2007.

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

•	When the system is damaged during transit and title has passed to the customer, revenue is recognized upon receipt of cash payment from the customer.

Total revenue recognized without a written acceptance from the customer was approximately 16%, 14% and 4% of total revenues for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. The increase in revenue recognized without a written acceptance is primarily driven by increased shipments of tools that have already met the required acceptance criteria at those customer fabs as well as an increase in sales of systems with perfunctory installation, primarily with respect to sales of products of companies that we have acquired during the past two fiscal years. Shipping charges billed to customers are included in system revenue, and the related shipping costs are included in costs of revenues.

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

Warranty. We provide standard warranty coverage on our systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, we calculate the average service hours and parts expense per system and apply the actual labor and overhead rates to determine the estimated warranty charge. We update these estimated charges on a quarterly basis. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty reserves accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. See Note 12, “Commitments and Contingencies” to the Consolidated Financial Statements for a detailed description.

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

Stock-Based Compensation. Effective July 1, 2005, we adopted the modified prospective transition method as provided by provisions of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, the fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes valuation model for stock options and for purchase rights under our Employee Stock Purchase Plan and using the closing price of our common stock on the grant date for restricted stock units. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the underlying stock. The expected stock price volatility assumption is based on the market-based implied volatility from traded options of our common stock. We believe that the implied volatility is reflective of market conditions. Prior to July 1, 2005, we applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and its related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

Contingencies and Litigation. We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and charge operations for the estimated settlement costs expected to be incurred over the next twelve months of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. See Item 3, “Legal Proceedings” and Note 12, “Commitments and Contingencies” to the Consolidated Financial Statements for a detailed description.

Goodwill and Intangible Assets. As required by SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. Purchased technology, patents, trademarks and other intangible assets are presented at cost, net of accumulated amortization. Intangible assets are amortized on a straight line basis which approximates their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 5, “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements for a detailed description. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We completed our annual evaluation of goodwill by reporting unit during the quarter ended December 31, 2007, which evaluation indicated that there was no such impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of the fiscal year ended June 30, 2008.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

We adopted FIN 48 on July 1, 2007. See Note 11, “Income Taxes” to the Condensed Consolidated Financial Statements for a detailed description.

Valuation of Marketable Securities. Our investments in available-for-sale securities are reported at fair value. Unrealized gains related to increases in the fair value of investments and unrealized losses related to decreases in the fair value are included in accumulated other comprehensive income, net of tax, as reported on our Consolidated Statements of Stockholders’ Equity. However, changes in the fair value of investments impact our net income only when such investments are sold or impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis. We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of an investment is less than its cost, the credit rating and any changes in credit rating for the investment, and our ability and intent to hold the investment until the earlier of market price recovery or maturity. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumption related to any particular investment.

Effects of Recent Accounting Pronouncements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. We do not expect that this Statement will result in a change in any of our current accounting practices.

In April 2008, the FASB adopted FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FASB Staff Position is effective for intangible assets acquired on or after July 1, 2009. We are currently evaluating the impact of the implementation of FASB Staff Position SFAS No. 142-3 on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS No. 161 is effective for our interim period beginning January 1, 2009. The adoption of SFAS No. 161 is not expected to have an effect on our consolidated financial position, results of operations or cash flows.

In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, delaying the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of the implementation of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn-out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS No. 141(R) is effective for our business combinations for which the acquisition date is on or after July 1, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after July 1, 2009, regardless of the date of the original business combination. We are currently evaluating the impact of the implementation of SFAS No. 141(R) on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for our fiscal year beginning July 1, 2009. We are currently evaluating the impact of the implementation of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF Issue No. 07-3 is effective for our fiscal year beginning July 1, 2008. The adoption of EITF Issue No. 07-3 is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which is effective for our fiscal year beginning July 1, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of SFAS No. 159 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for our fiscal year beginning July 1, 2008. We are currently evaluating the impact of the implementation of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

EXECUTIVE SUMMARY

KLA-Tencor Corporation is the world’s leading supplier of process control and yield management solutions for the semiconductor and related microelectronics industries. Within our primary area of focus, our comprehensive portfolio of products, services, software and expertise helps integrated circuit (“IC” or “chip”) manufacturers manage yield throughout the entire fabrication process – from research and development to final volume production. Our products are also used in a number of other industries, including light emitting diode, data storage, and solar cell and wafer production.

Our products and services are used by the vast majority of wafer, IC, disk and reticle manufacturers in the world. Our revenues are driven largely by capital spending by our customers that operate in one or more of several key markets, including the memory, foundry and logic markets. Over the past few years, customers in the memory market have made significant increases in capital spending and, as a consequence, contributed an increased share of our revenues. These customers, however, have been adversely impacted by a challenging pricing environment in fiscal 2008 for their products, and consequently have scaled back their investments in new production capacity. Our customers purchase our products to either ramp up production in response to the need to drive advances in process technologies or to satisfy demand from industries such as communication, data processing, consumer electronics, automotive, and aerospace. Our customers today are investing in advanced technologies and new materials to enable smaller design rules and higher density applications, as well as reduced cost, which in turn are driving increased adoption of process control to reduce defectivity. While demand from various industries continues to steadily rise, the demand for our products is affected by profitability of our customers which is driven by capacity and market supply for their products as well as the global macroeconomic environment. Our revenues have declined sequentially over the past four quarters and reflect slowing worldwide demand for semiconductor equipment. Industry analysts expect demand for capital equipment to decline in calendar year 2008 compared to calendar year 2007. Such a decline would affect our revenue levels in future quarters. While capacity driven purchases by our customers are adversely impacted in environments such as the one we are currently in, the demand for technology driven purchases are less susceptible to business cycles.

As a supplier to the global semiconductor and semiconductor-related industries, we are subject to business cycles, the timing, length and volatility of which can be difficult to predict. The industries we serve have historically been cyclical due to sudden changes in demand and manufacturing capacity. We expect our customers’ capital spending on process control to constitute a higher portion of their capital spending over time. We believe that this increase in process control spending will be driven by the demand for more precise diagnostics capabilities to address multiple new defects as a result of further shrinking of device feature sizes, the transition to new materials, new devices and circuit architecture, new lithography challenges and fab process innovation. We anticipate that these factors will drive increased demand for our products and services such as ours over the coming years. The key drivers in the semiconductor equipment industry today are the competitive pressures for our customers to improve yields, lower their costs and get products to market more quickly in order to benefit from the increased demand for products from the consumer electronics, computing and communication industries.

We continuously evaluate strategic acquisitions and alliances to expand our technologies, product offerings and distribution capabilities. During the fiscal years ended June 30, 2008 and 2007, KLA-Tencor completed a number of acquisitions including ADE Corporation, OnWafer Technologies, Inc., SensArray Corporation, Japan ADE, Ltd, and Therma-Wave, Inc. Most recently, in June 2008, we completed the acquisition of ICOS Vision Systems Corporation NV primarily to expand our product portfolio in semiconductor packaging inspection and to gain entry into the solar cell inspection and light-emitting diode (“LED”) wafer inspection markets. ICOS is a leading supplier of packaging and interconnect inspection solutions for the back-end markets in semiconductor industry, and also has a market leadership position in the inspection of photovoltaic solar technologies and LED wafers. The results of operations of ICOS are included in the following table from the date of the acquisition of majority control on May 30, 2008.

The following table sets forth some of our key quarterly unaudited financial information:

(in thousands, except per share data)	First quarter ended September 30, 2007	Second quarter ended December 31, 2007	Third quarter ended March 31, 2008	Fourth quarter ended June 30, 2008
Total revenues	$693,020	$635,783	$602,219	$590,694
Total costs and operating expenses	515,742	542,296	477,019	487,283
Income from operations	177,278	93,487	125,200	103,411
Net income	88,158	83,935	110,980	76,010
Net income per share:
Basic	$0.47	$0.46	$0.62	$0.43
Diluted	$0.46	$0.45	$0.61	$0.43

(in thousands, except per share data)	First quarter ended September 30, 2006	Second quarter ended December 31, 2006	Third quarter ended March 31, 2007	Fourth quarter ended June 30, 2007
Total revenues	$629,363	$649,270	$716,208	$736,388
Total costs and operating expenses	475,373	570,911	533,553	561,524
Income from operations	153,990	78,359	182,655	174,864
Net income	135,922	90,049	154,785	147,342
Net income per share:
Basic	$0.68	$0.45	$0.78	$0.77
Diluted	$0.67	$0.44	$0.76	$0.75

Revenues and Gross Margin

	Year ended June 30,
(in thousands)	2008	2007	2006	FY08 vs. FY07		FY07 vs. FY06
Revenues:
Product	$2,030,224	$2,308,942	$1,713,237	$(278,718)	-12%	$595,705	35%
Service	491,492	422,287	357,390	69,205	16%	64,897	18%

Total revenues	$2,521,716	$2,731,229	$2,070,627	$(209,513)		$660,602

Costs of revenues	$1,145,416	$1,190,323	$942,091	$(44,907)	-4%	$248,232	26%
Stock-based compensation expense included in costs of revenues	$22,041	$29,183	$29,620	$(7,142)	-24%	$(437)	-1%
Gross margin percentage	55%	56%	55%	-1%		1%
Stock-based compensation expense included in costs of revenues as a percentage of total revenues	1%	1%	1%	0%		0%

Product revenues

Product revenues decreased in the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 primarily as a result of reduced capital spending by our customers due to ongoing weakness in the semiconductor industry and a deteriorating macroeconomic environment. The decline in revenues reflects slowing worldwide demand for semiconductor equipment, as semiconductor companies reduce capital spending and conserve cash in response to their business environment, even as their need for more precise diagnostics capabilities increases with technological advances.

Product revenues increased in the fiscal year ended June 30, 2007 compared to the fiscal year ended June 30, 2006 primarily as a result of a higher level of orders received due to our customers’ increased capital spending in the area of process control and yield management. The higher level of customer spending in the fiscal year ended June 30, 2007 was driven by our customers’ demand for more precise diagnostics capabilities to address multiple new defects as a result of further shrinking of device feature sizes, the transition to new materials, new devices and circuit architecture, new lithography challenges and fab process innovation.

For each of the fiscal years ended June 30, 2008, 2007 and 2006, no customer accounted for more than 10% of total revenues. For each of the fiscal years ended June 30, 2008 and 2007, no customer accounted for more than 10% of net accounts receivable. For the fiscal year ended June 30, 2006, one customer accounted for 13% of net accounts receivable.

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

Revenues by region

Revenues by region for the periods indicated were as follows (in thousands):

	Year ended June 30,
	2008		2007		2006
United States	$518,851	21%	$647,813	24%	$416,468	20%
Europe & Israel	305,350	12%	271,814	10%	287,562	14%
Japan	617,214	24%	600,861	22%	541,411	26%
Taiwan	570,904	23%	559,083	20%	363,014	18%
Korea	225,119	9%	288,756	11%	277,316	13%
Asia Pacific	284,278	11%	362,902	13%	184,856	9%

Total	$2,521,716	100%	$2,731,229	100%	$2,070,627	100%

A significant portion of our revenues continues to be generated in Asia, where a substantial portion of the world’s semiconductor manufacturing capacity is located, and we expect that will continue to be the case.

Gross margin

Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products. The decrease in gross margin during the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 was primarily due to $21.4 million of inventory write downs related to disposal of service inventory as well as discontinued products in the fiscal year ended June 30, 2008. In addition, the following charges were recorded in the fiscal year ended June 30, 2008:

•

$41.0 million for amortization of intangibles, impairment of intangibles and fair value adjustment for inventory related to the acquisitions, of which $12.8 million was recorded in the fourth quarter of the fiscal year ended June 30, 2008; and

•	$3.2 million for severance and benefits related to an employee workforce reduction.

The increase in gross margin during the fiscal year ended June 30, 2007 compared to the fiscal year ended June 30, 2006 was primarily due to increased revenues and savings realized from our cost reduction initiatives during the fiscal year. In addition, the following charges were recorded in the fiscal year ended June 30, 2007:

•

$33.9 million for amortization of intangibles and fair value adjustment for inventory related to the acquisitions completed as of June 30, 2007, of which $13.8 million was recorded in the fourth quarter of the fiscal year ended June 30, 2007;

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

Engineering, Research and Development (“R&D”)

(dollar amounts in thousands)	Year ended June 30,
	2008	2007	2006	FY08 vs. FY07		FY07 vs. FY06
R&D expenses	$409,973	$437,513	$393,823	$(27,540)	-6%	$43,690	11%
Stock-based compensation expense included in R&D expenses	$32,623	$42,431	$49,509	$(9,808)	-23%	$(7,078)	-14%
R&D expenses as a percentage of total revenues	16%	16%	19%	0%		-3%
Stock-based compensation expense included in R&D expense as a percentage of total revenues	1%	2%	2%	-1%		0%

The decrease in R&D expenses during the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 is primarily attributable to the absence of any impairment charges and lower stock-based compensation expense due to our transition from granting stock options to our employees to granting restricted stock units, which carry with them lower stock-based compensation expense. The following charges were recorded in the fiscal year ended June 30, 2008:

•

$22.7 million for in-process research and development (“IPR&D”) charges associated with the acquisitions that we had completed as of June 30, 2008, of which $18.5 million was recorded in the fourth quarter of the fiscal year ended June 30, 2008;

•	$2.1 million for amortization of intangibles related to the acquisitions, of which $0.7 million was recorded in fourth quarter of the fiscal year ended June 30, 2008;

•	$1.3 million for severance and benefits related to an employee workforce reduction; and

•

$32.6 million for stock-based compensation expense for the fiscal year ended June 30, 2008 compared to $42.4 million for the fiscal year ended June 30, 2007. Of the $32.6 million recorded in the fiscal year ended June 30, 2008, $8.9 million was recorded in the fourth quarter of the fiscal year ended June 30, 2008.

The increase in R&D expenses during the fiscal year ended June 30, 2007 compared to the fiscal year ended June 30, 2006 primarily reflects additional expenses related to the following charges recorded in the fiscal year ended June 30, 2007:

•

$16.6 million for IPR&D charges associated with the acquisitions that we had completed as of June 30, 2007, of which $12.0 million was recorded in the fourth quarter of the fiscal year ended June 30, 2007;

•	$1.3 million for amortization of intangibles related to the acquisitions, of which $0.3 million was recorded in fourth quarter of the fiscal year ended June 30, 2007;

•	$10.0 million for impairment of certain patents, all of which was recorded in the fourth quarter of the fiscal year ended June 30, 2007;

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

During the fiscal years ended June 30, 2008 and 2007, we expensed IPR&D of $22.7 million and $16.6 million, respectively, upon the completion of the acquisitions during the fiscal years in connection with acquired intellectual property for which technological feasibility has not been established and no future alternative uses exist. The fair value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows from projects to their net present value. Future cash flows were estimated, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. We determined a discount rate for each project based on the relative risks inherent in the project’s development horizon, the estimated costs of development, and the level of technological change in the project and the industry, among other factors. IPR&D was expensed upon acquisition because technological feasibility had not been achieved and no future alternative uses existed. The development of these technologies remains a risk due to the remaining efforts to achieve technological feasibility, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. As of June 30, 2008, there have been no material changes from the underlying assumptions that were used in the original computation of the value of the acquired IPR&D.

During the fiscal year ended June 30, 2007, we determined that we would not pursue future development of certain patents initially licensed to us during fiscal year 2006 for approximately $14.0 million. Since we did not have any alternative use for these patents and we believe the fair value to be $0, the carrying value of $10.7 million was written off. The write off was recorded as $10.0 million to R&D expense and $0.7 million to cost of revenues in the fiscal year ended June 30, 2007.

R&D expenses include the benefit of $20.4 million, $12.7 million and $11.4 million of external funding received during the fiscal years ended June 30, 2008, 2007 and 2006, respectively, for certain strategic development programs primarily from government grants. We expect our R&D expenses to increase in absolute dollars over the next several years as we accelerate our investments in critical programs focusing on new technologies and enhancements to existing products.

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

Selling, General and Administrative (“SG&A”)

(dollar amounts in thousands)	Year ended June 30,
	2008	2007	2006	FY08 vs. FY07		FY07 vs. FY06
SG&A expenses	$466,951	$513,525	$424,922	$(46,574)	-9%	$88,603	21%
Stock-based compensation expense included in SG&A expenses	$51,806	$37,164	$85,613	$14,642	39%	$(48,449)	-57%
SG&A expenses as a percentage of total revenues	19%	19%	21%	0%		-2%
Stock-based compensation expense included in SG&A expenses as a percentage of total revenues	2%	1%	4%	1%		-3%

The decrease in SG&A expenses during the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 is primarily attributable to gains recognized on sale of our certain real estate assets, lower severance and benefits related to employee workforce reduction, lower stock-based compensation expense and improvements in our operational efficiency. The following charges and gains were recorded in the fiscal year ended June 30, 2008:

•	$20.1 million gain on sale of our real estate assets, of which $2.5 million was recorded in the fourth quarter of the fiscal year ended June 30, 2008;

•	$4.0 million for severance and related benefits related to an employee workforce reduction;

•

$10.4 million for amortization of intangibles related to the acquisitions that we had completed as of June 30, 2008, of which $3.7 million was recorded in the fourth quarter of the fiscal year ended June 30, 2008;

•

$75.9 million charge to cover the $65.0 million settlement plus related litigation expenses for the pending shareholder class action litigation relating to the Company’s historical stock option practices, as described in Note 13, “Litigation and Other Legal Matters” to our Consolidated Financial Statements; and

•

$51.8 million for stock-based compensation expense for the fiscal year ended June 30, 2008 compared to $37.2 million for the fiscal year ended June 30, 2007. Of the $51.8 million recorded in the fiscal year ended June 30, 2008, $15.0 million was recorded in the fourth quarter of the fiscal year ended June 30, 2008.

The increase in SG&A expenses during the fiscal year ended June 30, 2007 compared to the fiscal year ended June 30, 2006 primarily reflects additional charges recorded in SG&A as follows:

•	$56.8 million for impairment charges related to the write-down of buildings, which was recorded in the second quarter of the fiscal year ended June 30, 2007;

•	$11.3 million for severance and related benefits related to an employee workforce reduction, of which $6.1 million was recorded in the fourth quarter of the fiscal year ended June 30, 2007;

•

$12.3 million for amortization of intangibles related to the acquisitions that we had completed as of June 30, 2007, of which $1.7 million was recorded in the fourth quarter of the fiscal year ended June 30, 2007;

•

$15.8 million for legal and other expenses related to the stock options investigation, shareholder litigation and related matters, which charges were primarily recorded in the first three quarters of the fiscal year ended June 30, 2007; and

•

$8.0 million for reimbursement of taxes to employees, including management, related to IRC Section 409A and cash payments to employees to compensate them for lost benefits from the suspension of the Company’s ESPP, which $8.0 million amount was recorded primarily in the second and third quarters of fiscal year ended June 30, 2007.

The cumulative increase in SG&A expenses in the fiscal year ended June 30, 2007 as compared to the fiscal year ended June 30, 2006 was partially offset by a decrease in stock-based compensation expense. The decrease in stock-based compensation expense was primarily attributable to a reversal of $20.3 million in stock-based compensation expense related to the termination of employment of the Company’s former Chief Executive Officer. The year-over-year decrease in stock-based compensation expense was also partially caused by the completion of vesting during the fiscal year ended June 30, 2007 of certain options granted in prior years, as well as our transition from granting stock options to our employees to granting restricted stock units, which carry with them lower stock-based compensation expense.

In November 2006, as part of our long-term business plan, we decided to sell certain real estate properties owned by the Company in San Jose, California and Livermore, California. Based on the valuation of these assets, we recorded an asset impairment charge of approximately $56.8 million, which has been included in SG&A during the fiscal year ended June 30, 2007. See Note 16, “Sale and Impairment of Real Estate Assets” to the Consolidated Financial Statements for more information.

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

On October 16, 2006, following the Special Committee investigation of our historical stock option practices, we terminated all aspects of Mr. Schroeder’s employment relationship and agreement with the Company. As a result, vesting of Mr. Schroeder’s then outstanding stock options and restricted stock awards immediately ceased, and the 0.9 million unvested option shares and 0.1 million unvested restricted stock award shares held by Mr. Schroeder at the time of termination were canceled. Accordingly, in the second quarter of the fiscal year ended June 30, 2007, the Company reversed $20.3 million of the non-cash, stock-based compensation charges in accordance with paragraphs 19 and 43 of SFAS No. 123(R), because Mr. Schroeder would no longer be able to fulfill his service obligations. The $20.3 million reversal related to the charges that had been recorded in prior periods related to unvested option shares and restricted stock award shares.

In December 2006, the Company canceled 0.6 million vested option shares held by Mr. Schroeder as of the time of termination, representing those shares that had been retroactively priced or otherwise improperly granted. In accordance with paragraph 57 of SFAS No. 123(R), previously recognized stock-based compensation expense related to these awards was not reversed upon cancellation.

Interest Income and Other, Net

	Year ended June 30,
(dollar amounts in thousands)	2008	2007	2006
Interest income and other, net	$71,625	$90,148	$70,242
Interest expense	$10,767	$2,781	$2,175
Interest income and other, net as a percentage of total revenues	3%	3%	3%
Interest expense as a percentage of total revenues	0%	0%	0%

Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as income recognized upon settlement of certain foreign currency contracts. The decrease in interest income and other, net in the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 is primarily due to the lower interest income earned on lower average cash balance during the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007. The increase in interest expense in the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 is primarily due to additional interest expense as a result of the issuance of

$750 million aggregate principal amount of senior notes in the fourth quarter of the fiscal year ended June 30, 2008. The increase in interest income and other, net in the fiscal year ended June 30, 2007 compared to the fiscal year ended June 30, 2006 was primarily due to higher short-term interest rates. In addition, in the fiscal year ended June 30, 2007, we had an equity interest in a development stage company which we have been consolidating since March 31, 2004. During the fiscal year ended June 30, 2007, we acquired the remaining minority interest in this entity and subsequently sold certain assets of this entity and recorded a gain of $3.9 million.

Provision for Income Taxes

Our effective income tax rate was 35.9%, 22.2% and 0.4% in the fiscal years ended June 30, 2008, 2007 and 2006, respectively. In general, our effective income tax rate is a function of benefits realized from our Extraterritorial Income (“ETI”) exclusion, domestic manufacturing deduction (“DMD”), foreign earnings taxed at different rates, research and development tax credits and tax exempt interest.

In addition, our effective tax rate for the fiscal year ended June 30, 2008 included $52.9 million of incremental U.S. tax expense associated with the implementation of our global manufacturing strategy. The incremental U.S. tax expense was a result of an inter-company licensing agreement related to the migration of manufacturing to Singapore. That increase in our U.S. tax expense was partially offset by a benefit of $14.4 million that we recognized during the fiscal year ended June 30, 2008 resulting from revising the amount of prior year cumulative undistributed earnings of foreign subsidiaries considered to be permanently reinvested outside the United States.

Our effective tax rate for the fiscal year ended June 30, 2007 included a reduction in tax expense of $15.3 million resulting from the reduction in tax reserves primarily due to the resolution of an examination by the State of California for the fiscal years ended June 30, 1997 to June 30, 1999, receipt by the Company of a federal tax refund for the fiscal year ended June 30, 2001, and the Congressional Joint Committee on Taxation’s confirmation of the Internal Revenue Service’s audit findings related to the fiscal year ended June 30, 2003.

Our effective tax rate for the fiscal year ended June 30, 2006 included a reduction in tax expense of $79.7 million resulting from the reduction in tax reserves primarily due to the resolution of a federal income tax examination of the fiscal years ended June 30, 2003 and June 30, 2004, and the expiration of the statute of limitations applicable to federal taxes for the fiscal years ended June 30, 2001 and June 30, 2002.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), on July 1, 2007. As a result of the adoption of FIN 48, we increased the liability for net unrecognized tax benefits by $8.4 million, and accounted for the increase as a cumulative effect of change in accounting principle that resulted in a reduction of retained earnings of $8.4 million at July 1, 2007. We have historically classified accruals for tax uncertainties in current taxes payable. Upon adoption of FIN 48, we have reclassified taxes payable of $62.1 million from current to non-current liability.

As of the adoption date of FIN 48, we had gross tax effected unrecognized tax benefits of approximately $77.2 million, of which $72.5 million, if recognized, would affect our effective tax rate, while the remaining $4.7 million would reduce acquisition-related goodwill. For the fiscal year ending June 30, 2008, unrecognized tax benefits decreased by $12.5 million, related to various tax positions including the filing of an amended Federal income tax return for the year ended June 30, 2005.

Our policy is to include interest and penalties related to unrecognized tax benefits within interest income and other, net. As of the adoption date of FIN 48, we had accrued interest and penalties related to unrecognized tax benefits of approximately $12.9 million. For the fiscal year ending June 30, 2008, interest and penalties related to unrecognized tax benefits decreased by $4.0 million as a result of the decrease in unrecognized tax benefits for the year.

We conduct business globally and, as a result, we and one or more of our subsidiaries file income tax returns in various jurisdictions throughout the world, including with the United States federal government, various U.S. states and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. The Company is not under federal income tax examination at this time. We remain subject to federal income tax examination for all years from the year ended June 30, 2005. We are subject to state income tax examinations for all years from the year ended June 30, 2003. We are also subject to examinations in major foreign jurisdictions, including Japan, Israel and Singapore, for all years from the year ended June 30, 2003 and are currently under tax examinations in various foreign tax jurisdictions.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, non tax-deductible expenses incurred in connection with acquisitions, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of our tax planning strategies.

Liquidity and Capital Resources

	As of June 30,
(dollar amounts in thousands)	2008	2007	2006
Cash and cash equivalents	$1,128,106	$722,511	$1,129,191
Marketable securities	451,277	988,118	1,196,605

Total cash, cash equivalents and marketable securities	$1,579,383	$1,710,629	$2,325,796

Percentage of total assets	33%	37%	51%

	Year ended June 30,
(in thousands)	2008	2007	2006
Net cash provided by operating activities	$668,175	$610,686	$315,169
Net cash provided by (used in) investing activities	52,499	(399,268)	225,070
Net cash used in financing activities	(318,938)	(633,227)	(84,959)
Effect of exchange rate changes on cash and cash equivalents	3,859	15,129	10,748

Net increase (decrease) in cash and cash equivalents	$405,595	$(406,680)	$466,028

At June 30, 2008, our cash, cash equivalents and marketable securities totaled $1.6 billion, a decrease of $131.2 million from June 30, 2007. We generated $668.2 million in cash from operations and an additional $52.5 million from our investing activities during the fiscal year ended June 30, 2008. We used $318.9 million in cash for financing activities during the fiscal year ended June 30, 2008. We used $1.1 billion for the repurchase of common stock under our share repurchase program, and we raised $744.6 million from the issuance of long-term debt.

We have historically financed our operations through cash generated from operations. Cash provided by operating activities was $668.2 million for the fiscal year ended June 30, 2008. Cash provided by operating activities during the fiscal year ended June 30, 2008 consisted primarily of net income of $359.1 million, increased by non-cash depreciation and amortization of $126.4 million, stock-based compensation of $106.5 million, a decrease in inventories of $100.2 million due to lower build plan as a result of lower bookings, and a decrease in accounts receivable of $149.3 million as collections exceeded shipments during the fiscal year ended June 30, 2008. These increases in operating cash flow were partially offset by changes in other assets and liabilities of $178.2 million in the fiscal year ended June 30, 2008.

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

Investing activities typically consist of purchases and sales or maturities of marketable securities, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new markets or emerging technologies. During the fiscal year ended June 30, 2008, we paid $494.0 million for acquisitions completed during the fiscal year which was primarily for the acquisition of ICOS. Also, sales of certain real estate assets during the fiscal year ended June 30, 2008 generated $68.8 million.

Financing activities include dividend payments to our common stockholders and sales and repurchases of our common stock. In the fiscal year ended June 30, 2008, we generated $744.6 million in cash from the issuance of long-term debt, offset by $7.4 million in debt issuance costs. Issuances of common stock provided $155.6 million, $263.2 million and $212.7 million in the fiscal years ended June 30, 2008, 2007 and 2006, respectively. We used $1.1 billion, $808.5 million and $221.4 million in the fiscal years ended June 30, 2008, 2007 and 2006, respectively, to repurchase shares of our common stock. The stock repurchase program was suspended in May 2006 and resumed in February 2007. The increase from fiscal year 2006 to 2007 was primarily due to the Accelerated Share Repurchase (“ASR”) program described below. This increase in our share repurchases is the primary reason for the decrease in cash, cash equivalents and marketable securities as of June 30, 2007 as compared to June 30, 2006.

The total amount of dividends paid during the fiscal years ended June 30, 2008, 2007 and 2006 was $108.5 million, $95.1 million and $95.4 million, respectively. Further, a dividend of $0.15 per share of our outstanding common stock for the first quarter of the fiscal year ending June 30, 2009 was declared in August 2008 and will be paid on September 2, 2008 to our stockholders on record as of August 18, 2008.

In February 2007, we entered into an ASR program with a third-party investment bank and prepaid $750.0 million to repurchase our common stock. The purchase price per share of the common stock repurchased through the ASR was determined and adjusted based on a discount to the volume-weighted average price of our common stock during a period following the execution of the ASR agreement, subject to a maximum price per share. During the fiscal year ended June 30, 2007 we repurchased 14.0 million shares of our common stock under the ASR, of which 2.0 million shares were delivered to us in the fourth quarter of the fiscal year ended June 30, 2007.

The shares repurchased under the ASR decreased our basic and diluted weighted-average shares outstanding. This decrease was partially offset by additional shares issued upon the exercise of employee stock options and in connection with stock purchases under our Employee Stock Purchase Plan.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2008:

	Fiscal year ending June 30,
(in thousands)	Total	2009	2010	2011	2012	2013	Thereafter	Other(1)
Long-term debt obligations(2)	$750,000	$—	$—	$—	$—	$—	$750,000	—
Interest expense associated with long-term debt obligations	508,875	51,750	51,750	51,750	51,750	51,750	250,125	—
Purchase commitments	124,348	123,127	1,221	—	—	—	—	—
Litigation settlement	64,750	64,750	—	—	—	—	—	—
Non-current income tax payable	63,634	—	—	—	—	—	—	63,634
Operating leases	37,632	11,337	8,185	5,630	2,573	1,853	8,054	—
Pension obligations	12,322	1,087	1,190	1,239	1,064	1,110	6,632	—

Total contractual cash obligations	$1,561,561	$252,051	$62,346	$58,619	$55,387	$54,713	$1,014,811	$63,634

(1)	Represents the non-current tax payable obligation under FIN 48. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
(2)	In April 2008, the Company issued $750 million aggregate principal amount of senior notes due in 2018.

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, from time to time we will discount, without recourse, letters of credit (“LCs”) received from customers in payment for goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid during the years ended June 30, 2008, 2007 and 2006:

	Year ended June 30,
(in thousands)	2008	2007	2006
Receivables sold under factoring agreements	$290,250	$278,560	$277,960
Proceeds from sales of LCs	$39,379	$61,850	$69,286
Discounting fees paid on sales of LCs(1)	$232	$804	$788

(1)	Discounting fees were equivalent to interest expense and were recorded in interest and other income net.

We maintain guarantee arrangements of $28.6 million in various locations to fund customs guarantee for VAT and LC needs of its subsidiaries in Europe and Asia. Approximately $20.8 million was outstanding under these arrangements as of June 30, 2008.

We maintain certain purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. We estimate our purchase commitment as of June 30, 2008 to be approximately $124.3 million, which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

We provide standard warranty coverage on our systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty reserves accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. Non-standard warranty coverage generally includes services incremental to the standard 40-hour per week coverage for twelve months. See Note 12, “Commitments and Contingencies” to the Consolidated Financial Statements for a detailed description.

Working capital decreased to $2.1 billion as of June 30, 2008, compared to $2.2 billion as of June 30, 2007. This decrease is primarily due to cash payments for the share repurchase program and acquisitions in the fiscal year ended June 30, 2008 offset by cash generated from operations and the debt offering. As of June 30, 2008, our principal sources of liquidity consisted of $1.6 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

Our investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, and a pool of student loans or collateralized debt obligations whose interest rates are reset, typically every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa. In February 2008, auctions failed for approximately $48.2 million in par value of municipal auction rate securities we held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. As a result, we have classified these securities with failed auctions as long-term assets in our consolidated balance sheet. During the quarter ended June 30, 2008, $4.8 million of the auction rate securities with a net book value of $4.6 million was called at par by the issuer; therefore no losses were recognized on this security. The balance of our long-term marketable securities at June 30, 2008 was $42.1 million. Although we believe these securities continue to represent sound investments, we may be forced to sell some of our auction rate securities portfolio under illiquid market conditions, which could result in our recognizing a loss on such sales. As of June 30, 2008, we recorded a temporary impairment charge of $0.8 million (net of tax of $0.5 million) in accumulated other comprehensive income, a component of stockholders’ equity. We estimated the fair value using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

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

	As of June 30,
(in thousands)	2008	2007
Cash flow hedge contracts
Purchase	$7,413	$4,651
Sell	(200,676)	(242,942)
Other foreign currency hedge contracts
Purchase	1,278,395	126,992
Sell	(1,402,119)	(265,378)

Net	$(316,987)	$(376,677)

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of June 30, 2008. Actual results may differ materially.

As of June 30, 2008, we had an investment portfolio of fixed income securities of $451.3 million, excluding those classified as cash and cash equivalents (detail of these securities is included in Note 3, “Marketable Securities” to the Consolidated Financial Statements found under Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K). These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2008, the fair value of the portfolio would decline by $1.4 million.

As of June 30, 2008, we had net forward and option contracts to sell $317.0 million in foreign currency in order to hedge certain currency exposures (detail of these contracts and hedging activities is included in Note 14, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements). If we had entered into these contracts on June 30, 2008, the U.S. dollar equivalent would have been $359.7 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $44.8 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on income or cash flows.

See Note 3, “Marketable Securities” to the Consolidated Financial Statements; Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,”; and Item 1A, “Risk Factors” elsewhere in this Annual Report on Form 10-K for a description of recent market events that may affect the liquidity of certain municipal auction rate securities that we held at June 30, 2008.

In April 2008, we issued $750 million aggregate principal amount of 6.90% senior unsecured notes due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. At June 30, 2008, the book value and the fair value of our fixed rate debt were $744.7 million and $728.9 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLA-TENCOR CORPORATION

Consolidated Balance Sheets

	As of June 30,
(in thousands, except per share data)	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$1,128,106	$722,511
Marketable securities	409,130	988,118
Accounts receivable, net	492,488	581,500
Inventories, net	459,449	535,370
Deferred income taxes	328,588	339,133
Other current assets	218,003	86,139

Total current assets	3,035,764	3,252,771

Land, property and equipment, net	355,474	382,240
Marketable securities	42,147	—
Goodwill	601,882	311,856
Purchased intangibles, net	297,778	175,432
Other assets	515,345	500,950

Total assets	$4,848,390	$4,623,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$104,315	$92,165
Deferred system profit	150,797	201,747
Unearned revenue	56,692	52,304
Other current liabilities	638,528	659,346

Total current liabilities	950,332	1,005,562

Non-current liabilities:
Long-term debt	744,661	—
Income tax payable	63,634	—
Unearned revenue	31,745	46,950
Other non-current liabilities	76,288	20,695

Total liabilities	1,866,660	1,073,207

Commitments and contingencies (Notes 12 and 13)

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 234,570 and 230,599 shares issued, 174,038 and 191,364 shares outstanding, as of June 30, 2008 and June 30, 2007, respectively	174	191
Capital in excess of par value	729,455	967,695
Retained earnings	2,204,417	2,570,751
Accumulated other comprehensive income	47,684	11,405

Total stockholders’ equity	2,981,730	3,550,042

Total liabilities and stockholders’ equity	$4,848,390	$4,623,249

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION

Consolidated Statements of Operations

	Year ended June 30,
(in thousands, except per share data)	2008	2007	2006

Revenues:
Product	$2,030,224	$2,308,942	$1,713,237
Service	491,492	422,287	357,390

Total revenues	2,521,716	2,731,229	2,070,627

Costs and operating expenses:
Costs of revenues	1,145,416	1,190,323	942,091
Engineering, research and development	409,973	437,513	393,823
Selling, general and administrative	466,951	513,525	424,922

Total costs and operating expenses	2,022,340	2,141,361	1,760,836

Income from operations	499,376	589,868	309,791
Interest income and other, net	71,625	90,148	70,242
Interest expense	10,767	2,781	2,175

Income before income taxes and minority interest	560,234	677,235	377,858
Provision for income taxes	201,151	150,509	1,507

Income before minority interest	359,083	526,726	376,351
Minority interest	—	1,372	4,101

Net income	$359,083	$528,098	$380,452

Net income per share:
Basic	$1.99	$2.68	$1.92

Diluted	$1.95	$2.61	$1.86

Cash dividend paid per share	$0.60	$0.48	$0.48

Weighted-average number of shares:
Basic	180,594	197,126	198,625

Diluted	184,259	202,204	204,097

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION

Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at June 30, 2005	196,624	1,281,514	1,852,606	(53,723)	16,273	3,096,670
Elimination of deferred stock-based compensation upon adoption of SFAS No. 123(R)	—	(53,723)	—	53,723	—	—
Components of comprehensive income:
Net income	—	—	380,452	—	—	380,452
Change in unrealized gain on investments	—	—	—	—	(5,271)	(5,271)
Currency translation adjustments	—	—	—	—	1,297	1,297
Deferred gains on cash flow hedging instruments	—	—	—	—	(3,391)	(3,391)

Total comprehensive income						373,087

Net issuance under employee stock plans	7,044	212,653	—	—	—	212,653
Repurchase of common stock	(4,524)	(221,417)	—	—	—	(221,417)
Cash dividends paid ($0.12 per share)	—	—	(95,348)	—	—	(95,348)
Stock-based compensation	—	170,474	—	—	—	170,474
Tax benefits of stock option transactions	—	31,872	—	—	—	31,872

Balances at June 30, 2006	199,144	1,421,373	2,137,710	—	8,908	3,567,991
Components of comprehensive income:
Net income	—	—	528,098	—	—	528,098
Change in unrealized gain on investments	—	—	—	—	2,152	2,152
Currency translation adjustments	—	—	—	—	(1,604)	(1,604)
Deferred losses on cash flow hedging instruments	—	—	—	—	5,395	5,395

Total comprehensive income						534,041

Defined benefit obligation upon adoption of SFAS 158, net of tax	—	—	—	—	(3,446)	(3,446)
Net issuance under employee stock plans	7,323	263,245	—	—	—	263,245
Repurchase of common stock	(15,103)	(808,461)	—	—	—	(808,461)
Cash dividends paid ($0.48 per share)	—	—	(95,057)	—	—	(95,057)
Stock-based compensation	—	86,261	—	—	—	86,261
Tax benefits of stock option transactions	—	3,868	—	—	—	3,868
Stock options assumed from acquisitions and other	—	1,600	—	—	—	1,600

Balances at June 30, 2007	191,364	967,886	2,570,751	—	11,405	3,550,042
Components of comprehensive income:
Net income	—	—	359,083	—	—	359,083
Change in unrealized loss on defined benefit plan assets, net of tax	—	—	—	—	(498)	(498)
Change in unrealized gain on investments	—	—	—	—	180	180
Currency translation adjustments	—	—	—	—	46,134	46,134
Deferred losses on cash flow hedging instruments	—	—	—	—	(9,537)	(9,537)

Total comprehensive income						395,362

Cumulative effect of adoption of FIN 48	—	—	(8,455)	—	—	(8,455)
Net issuance under employee stock plans	4,170	155,635	—	—	—	155,635
Repurchase of common stock	(21,496)	(510,554)	(608,441)	—	—	(1,118,995)
Cash dividends paid ($0.60 per share)	—	—	(108,521)	—	—	(108,521)
Stock-based compensation	—	106,013	—	—	—	106,013
Tax benefits of stock option transactions	—	10,649	—	—	—	10,649

Balances at June 30, 2008	174,038	$729,629	$2,204,417	$—	$47,684	$2,981,730

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION

Consolidated Statements of Cash Flows

	Year Ended June 30,
(in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$359,083	$528,098	$380,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,376	109,290	69,436
Impairment charges	13,685	67,550	—
Gain on sale of real estate assets	(20,163)	—	—
Non-cash, stock-based compensation	106,468	99,635	164,742
Minority interest	—	(1,372)	(4,101)
Net loss (gain) on sale of marketable securities and other investments	(7,993)	(2,298)	8,173
Deferred income taxes	16,644	(13,944)	(134,384)
Tax benefit from employee stock options	10,649	3,868	31,872
Excess tax benefit from stock-based compensation cost	(7,899)	(7,046)	(14,417)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
(Increase)/decrease in accounts receivable, net	149,309	(107,345)	(114,928)
(Increase)/decrease in inventories	100,168	9,015	(87,676)
Increase in other assets	(94,787)	(19,439)	(36,340)
Increase/(decrease) in accounts payable	7,162	(45,562)	27,053
Increase/(decrease) in deferred system profit	(50,950)	(24,395)	14,005
Increase/(decrease) in other current liabilities	(39,577)	14,631	11,282

Net cash provided by operating activities	668,175	610,686	315,169

Cash flows from investing activities:
Acquisitions of businesses, net of cash received	(494,036)	(521,693)	(7,664)
Capital expenditures, net	(57,323)	(83,782)	(73,810)
Proceeds from sale of real estate assets	68,787	—	—
Purchase of available-for-sale securities	(1,129,522)	(3,299,976)	(4,625,243)
Proceeds from sale of available-for-sale securities	1,647,728	3,298,635	4,735,225
Proceeds from maturity of available-for-sale securities	16,865	207,548	196,562

Net cash provided by (used in) investing activities	52,499	(399,268)	225,070

Cash flows from financing activities:
Issuance of long-term debt, net of discounts	744,570	—	—
Issuance of common stock	155,635	263,245	212,653
Payment of dividends to stockholders	(108,521)	(95,057)	(95,348)
Excess tax benefit from stock-based compensation cost	7,899	7,046	14,417
Common stock repurchases	(1,111,170)	(808,461)	(221,417)
Debt issuance costs	(7,351)	—	—
Proceeds from sale of minority interest in subsidiary	—	—	4,736

Net cash used in financing activities	(318,938)	(633,227)	(84,959)

Effect of exchange rate changes on cash and cash equivalents	3,859	15,129	10,748

Net increase (decrease) in cash and cash equivalents	405,595	(406,680)	466,028

Cash and cash equivalents at beginning of period	722,511	1,129,191	663,163

Cash and cash equivalents at end of period	$1,128,106	$722,511	$1,129,191

Supplemental cash flow disclosures:
Income taxes paid, net	$250,327	$209,513	$131,436
Interest paid	$3,195	$2,172	$1,614

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Principles of Consolidation. KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) is a global provider of process control and yield management solutions for the semiconductor and related microelectronics industries. Headquartered in San Jose, California, KLA-Tencor has subsidiaries both in the United States and in key markets throughout the world.

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

Fair Value of Financial Instruments. KLA-Tencor has evaluated the estimated fair value of financial instruments using available market information and valuations as provided by third-party sources. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The fair value of KLA-Tencor’s cash, cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their carrying amounts due to the relatively short maturity of these items.

Cash Equivalents and Marketable Securities. All highly liquid debt instruments with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents. Marketable securities are generally classified as available-for-sale for use in current operations if required and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.” All realized gains and losses and unrealized losses resulting from declines in fair value that are other than temporary are recorded in earnings in the period of occurrence. The specific identification method is used to determine the realized gains and losses on investments.

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

Allowance for Doubtful Accounts. A majority of the trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, the Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon the Company’s assessment of the expected collectibility of all accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance.

Property and Equipment. Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets, which are generally thirty to thirty-five years for buildings, ten to fifteen years for leasehold improvements, five to seven years for furniture and fixtures, and two to five years for machinery and equipment. Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Construction in process does not depreciate until the assets are placed in service. Depreciation expense for the fiscal years ended June 30, 2008, 2007 and 2006 was $60.6 million, $58.3 million and $52.4 million, respectively.

Goodwill and Intangible Assets. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is subject to impairment tests annually or earlier if indicators of potential impairment exist, using a fair-value-based approach. Purchased technology, patents, trademarks and other intangible assets are presented at cost, net of accumulated amortization. Intangible assets are amortized on a straight line basis which approximates their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 5, “Goodwill and Other Intangible Assets” for a detailed description. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company completed its annual evaluation of goodwill by reporting unit during the quarter ended December 31, 2007 which indicated that there was no such impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of the fiscal year ended June 30, 2008.

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

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Software Development Costs. KLA-Tencor capitalizes certain internal and external costs incurred to acquire and create internal use software in accordance with AICPA Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software is included in property and equipment when development is complete and is depreciated over three to five years when placed in service.

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

Foreign Currency. The functional currencies of KLA-Tencor’s significant foreign subsidiaries are generally the local currencies. Accordingly, all assets and liabilities of these foreign operations are translated to U.S. dollars at current period end exchange rates, and revenues and expenses are translated to U.S. dollars using average exchange rates in effect during the period. The gains and losses from foreign currency translation of these subsidiaries’ financial statements are recorded directly into a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.”

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

Warranty. KLA-Tencor provides standard warranty coverage on its systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. KLA-Tencor accounts for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, KLA-Tencor calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. KLA-Tencor updates these estimated charges on a quarterly basis. The actual product performance and/or field expense profiles may differ, and in those cases KLA-Tencor adjusts its warranty accruals accordingly (see Note 12, “Commitments and Contingencies”).

Revenue Recognition. KLA-Tencor recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. KLA-Tencor derives revenue from three sources—system sales, spare part sales and service contracts. KLA-Tencor typically recognizes revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. KLA-Tencor also recognizes revenue prior to written acceptance from the customer, as follows:

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

•

When the customer withholds signature on the acceptance document due to issues unrelated to product performance, revenue is recognized when the system is performing as intended and meets all published and contractually agreed specifications;

•	When the system is damaged during transit and title has passed to the customer, revenue is recognized upon receipt of cash payment from the customer.

Total revenue recognized without a written acceptance from the customer was approximately 16%, 14% and 4% of total revenues for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. The increase in revenue recognized without a written acceptance is primarily driven by increased shipments of tools that have already met the required acceptance criteria at those customer fabs as well as an increase in sales of systems with perfunctory installation, primarily with respect to sales of products of companies that the Company has acquired during the past two fiscal years. Shipping charges billed to customers are included in system revenue, and the related shipping costs are included in costs of revenues.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

KLA-Tencor also allows for multiple element revenue arrangements in cases where certain elements of a sales contract are not delivered and accepted at the same time. In such cases, KLA-Tencor defers the relative fair value of the undelivered element until that element is delivered to the customer. To be considered a separate element, the product or service in question must represent a separate unit of accounting and fulfill the following criteria: (a) the delivered item(s) has value to the customer on a standalone basis; (b) there is objective and reliable evidence of the fair value of the undelivered item(s); and (c) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If the arrangement does not meet all the above criteria, the entire amount of the sales contract is deferred until all elements are accepted by the customer.

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

The deferred system profit balance as of June 30, 2008 and 2007 was $150.8 million and $201.7 million, respectively, and equals the amount of deferred system revenue that was invoiced and due on shipment, less applicable product and warranty costs.

KLA-Tencor also defers the fair value of non-standard warranty bundled with equipment sales as unearned revenue. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is recognized ratably as revenue when the applicable warranty term period commences. The unearned revenue balance was $88.4 and $99.3 million as of June 30, 2008 and 2007, respectively.

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

Strategic Development Agreements. Gross engineering, research and development expenses were partially offset by $20.4 million, $12.7 million and $11.4 million in external funding received under certain strategic development programs primarily from government grants in the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Shipping and Handling Costs. Shipping and handling costs are included as a component of cost of sales.

Accounting for Stock-Based Compensation Plans. The Company accounts for its stock-based awards exchanged for employee services under the provisions of SFAS No. 123(R). Accordingly, the fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes valuation model for stock options and for purchase

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

rights under the Company’s Employee Stock Purchase Plan and using the closing price of the Company’s common stock on the grant date for restricted stock units. In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected not to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The Company followed paragraph 81 of SFAS No. 123(R) to calculate the initial pool of excess tax benefits and to determine the subsequent impact on the Additional Paid-in-Capital (“APIC”) pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS No. 123(R). The Company has elected to not include the indirect tax effects of stock-based compensation deductions when calculating the windfall benefits and recognizes the full effect of these deductions in the income statement in the period in which the taxable event occurs.

Advertising Expenses. Advertising costs are expensed as incurred. Advertising expenses for the fiscal years ended June 30, 2008, 2007 and 2006 were $4.5 million, $4.9 million and $5.0 million, respectively.

Income Taxes. KLA-Tencor accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. The Company has determined that its future taxable income will be sufficient to recover all of its deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company could be required to record a valuation allowance against its deferred tax assets. This would result in an increase to the Company’s tax provision in the period in which the Company determined that the recovery was not probable.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), on July 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

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

Contingencies and Litigation. The Company is subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

impaired and the amount of loss can be reasonably estimated. The Company accrues a liability and charges operations for the estimated costs expected to be incurred over the next twelve months of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. See Note 12, “Commitments and Contingencies” for a detailed description.

Reclassifications. The Company has reclassified certain prior period balances to conform to the correct presentation. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

Recent Accounting Pronouncements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The Company does not expect that this Statement will result in a change in any of its current accounting practices.

In April 2008, the FASB adopted FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FASB Staff Position is effective for intangible assets acquired on or after July 1, 2009. The Company is currently evaluating the impact of the implementation of FASB Staff Position SFAS No. 142-3 on the Company’s consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require the Company to provide enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company’s interim period beginning January 1, 2009. The adoption of SFAS No. 161 is not expected to have an effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, delaying the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of the implementation of SFAS No. 157 on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn-out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

in-process research and development related intangibles. SFAS No. 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after July 1, 2009, regardless of the date of the original business combination. The Company is currently evaluating the impact of the implementation of SFAS No. 141(R) on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for the Company’s fiscal year beginning July 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 160 on the Company’s consolidated financial position, results of operations and cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which is effective for the Company’s fiscal year beginning July 1, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company’s fiscal year beginning July 1, 2008. The Company is currently evaluating the impact of the implementation of SFAS No. 157 on the Company’s consolidated financial position, results of operations and cash flows.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 2—FINANCIAL STATEMENT COMPONENTS

Consolidated Balance Sheets

	As of June 30,
(in thousands)	2008	2007
Accounts receivable, net:
Accounts receivable, gross	$504,745	$593,229
Allowance for doubtful accounts	(12,257)	(11,729)

	$492,488	$581,500

Inventories, net:
Customer service parts	$169,557	$175,763
Raw materials	120,364	155,846
Work-in-process	84,102	105,254
Finished goods and demonstration equipment	85,426	98,507

	$459,449	$535,370

Land, property and equipment, net:
Land	$73,715	$84,456
Buildings and improvements	146,130	151,466
Machinery and equipment	440,249	419,840
Office furniture and fixtures	35,449	37,919
Leasehold improvements	150,473	141,236
Construction in process	4,946	17,191

	850,962	852,108
Less: accumulated depreciation	(495,488)	(469,868)

	$355,474	$382,240

Other assets:
Long-term investments	$173,680	$179,725
Deferred tax assets—long-term	323,870	309,487
Other	17,795	11,738

	$515,345	$500,950

Other current liabilities:
Warranty and retrofit	$47,953	$66,669
Compensation and benefits	283,366	314,046
Income taxes payable	24,675	85,993
Interest payable	8,625	—
Accrued litigation costs	71,552	13,577
Other accrued expenses	202,357	179,061

	$638,528	$659,346

Accumulated other comprehensive income:
Currency translation adjustments	$57,202	$11,067
Gains (losses) on cash flow hedging instruments, net of taxes (benefits) of $(2,508) in 2008 and $3,269 in 2007	(4,270)	5,266
Unrealized gains (losses) on investments, net of taxes (benefits) of $(879) in 2008 and $(1,045) in 2007	(1,304)	(1,482)
Unrealized gains (losses) of defined benefit pension plan, net of taxes (benefits) of $(2,507) in 2008 and $(2,218) in 2007	(3,944)	(3,446)

	$47,684	$11,405

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

As of June 30, 2008 and 2007, the net book value of property and equipment includes assets held for sale of $1.4 million and $12.8 million, respectively.

Consolidated Statements of Operations

	Year ended June 30,
(in thousands)	2008	2007	2006
Interest income and other, net:
Interest income	$47,009	$76,201	$66,417
Foreign exchange gains	13,243	14,156	13,958
Realized gain (losses) on sale of investments	10,138	(1,602)	(8,173)
Other	1,235	1,393	(1,960)

	$71,625	$90,148	$70,242

NOTE 3—MARKETABLE SECURITIES

The amortized costs and estimated fair value of securities available-for-sale as of June 30, 2008 and 2007 are as follows:

As of June 30, 2008 (in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Fair Value
U.S. Treasuries	$19,941	$51	$—	$19,992
U.S. Government agency securities	217,881	193	(199)	217,875
Municipal bonds	1,000	2	—	1,002
Corporate debt securities	154,353	15	(793)	153,575
Money market, bank deposits and other	18,543	—	—	18,543
Sovereign/Multilateral obligations	28,479	—	(59)	28,420
Auction rate securities	43,450	—	(1,303)	42,147

Subtotal	483,647	261	(2,354)	481,554
Less: Cash equivalents	30,277	—	—	30,277

Marketable securities	$453,370	$261	$(2,354)	$451,277

As of June 30, 2007 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$—	$—	$—	$—
U.S. Government agency securities	3,043	—	—	3,043
Municipal bonds	843,993	95	(2,661)	841,427
Corporate debt securities	3,500	—	—	3,500
Corporate equity securities	244	39	—	283
Money market, bank deposits and other	538,275	—	—	538,275
Auction rate securities	156,450	—	—	156,450

Subtotal	1,545,505	134	(2,661)	1,542,978
Less: Cash equivalents	554,860	—	—	554,860

Marketable securities	$990,645	$134	$(2,661)	$988,118

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

KLA-Tencor’s investment portfolio consists of both corporate and government securities that have a maximum maturity of 10 years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity. The following table summarizes the fair value and gross unrealized losses of its investments, aggregated by investment instrument and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2008:

(in thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Government agency securities	$88,888	$(199)
Corporate debt securities	134,716	(793)
Sovereign/Multilateral obligations	28,258	(58)
Auction rate securities	43,450	(1,304)

Total	$295,312	$(2,354)

(1)	Of the total gross unrealized losses, there were no amounts that have been in a loss position for 12 months or more.

The contractual maturities of securities classified as available-for-sale as of June 30, 2008, other than corporate equity securities, regardless of the consolidated balance sheet classification, are as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$139,538	$139,386
Due after one year through three years	300,659	300,021
Due after three years	43,450	42,147

	$483,647	$481,554

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized gain for the fiscal year ended June 30, 2008 was approximately $10.2 million. Net realized losses for the fiscal years ended June 30, 2007 and 2006 were approximately $1.6 million and $8.2 million, respectively.

The Company’s investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, and a pool of student loans or collateralized debt obligations whose interest rates are reset, typically every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by the Company are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa. In February 2008, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that the Company held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. As a result, the Company has classified these

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

securities with failed auctions as long-term assets in its consolidated balance sheet. During the quarter ended June 30, 2008, $4.8 million of the auction rate securities with a net book value of $4.6 million was called at par by the issuer; therefore no losses were recognized on this security. The balance of the long-term marketable securities at June 30, 2008 was $42.1 million. Although the Company believes that these securities continue to represent sound investments, the Company may be forced to sell some of its auction rate securities portfolio under illiquid market conditions, which could result in the Company recognizing a loss on such sales. As of June 30, 2008, the Company recorded a temporary impairment charge of $0.8 million (net of tax of $0.5 million) in accumulated other comprehensive income, a component of stockholders’ equity. The Company estimated the fair value using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. Based on the Company’s expected operating cash flows and other sources of cash, it does not believe that any reduction in liquidity of its municipal auction rate securities will have a material impact on its overall ability to meet its liquidity needs.

NOTE 4—BUSINESS COMBINATIONS

All of the Company’s qualifying business combinations have been accounted for using the purchase method of accounting. Consideration includes the cash paid and the value of options assumed, less any cash acquired, and excludes contingent employee compensation payable in cash.

During the fiscal year ended June 30, 2008, the Company completed its acquisition of ICOS Vision Systems Corporation NV for net cash consideration of approximately $488.5 million primarily to expand the Company’s product portfolio in semiconductor packaging inspection and to gain entry into the solar cell inspection and light-emitting diode (LED) wafer inspection markets. In addition to the ICOS acquisition, in the fiscal year ended June 30, 2008, the Company acquired two development stage companies for a total cash consideration of $5.5 million. The acquisition has been accounted for as a purchase of assets primarily consisting of IPR&D and certain patents. The following table summarizes the aggregate estimated fair values of the net assets acquired on the date of acquisition for ICOS:

(in thousands)	Preliminary Purchase Price Allocation
Cash	$129,505
Current assets	59,363
Intangibles:
Existing technology	84,300
Patents	32,000
Trade name/Trademarks	12,900
Customer relationships	35,200
In Process R&D	18,500
Other intangible assets	4,000
Noncurrent assets	30,230
Goodwill	282,569
Liabilities assumed	(70,517)

$618,050

Cash consideration	$618,050

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Goodwill represents the excess of purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $282.6 million of goodwill was assigned to the wafer inspection business unit, which is not expected to be deductible for tax purposes. This acquisition expands the Company’s capabilities to back-end markets and provides entry into the potentially high-growth solar market.

The results of operations of ICOS are included in the accompanying Consolidated Statement of Operations from the date of the acquisition of majority control on May 30, 2008. The Company considers the acquisition of ICOS to be material to its results of operations and therefore is presenting pro forma financial information for the fiscal years ended June 30, 2008 and 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at July 1, 2008 or 2007, nor is it indicative of future operating results.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of ICOS occurred at the beginning of the periods presented. The pro forma financial results for the fiscal year ended June 30, 2008 and 2007 include the Company’s and ICOS’ historical results for the twelve months ended June 30, 2008 and 2007, including amortization related to fair value adjustments based on the fair values of assets acquired and liabilities assumed recognized as of the ICOS acquisition date of May 30, 2008.

(in thousands, except per share data)	(Unaudited) Pro-forma for fiscal year ended June 30,
	2008	2007
Total Revenues	$2,627,145	$2,835,343
Income from operations	$477,373	$549,482
Net income	$347,495	$501,661
Weighted-average number of shares—Basic	180,594	197,126
Weighted-average number of shares—Diluted	184,259	202,024
Earnings per Share—Basic	$1.92	$2.54
Earnings per Share—Diluted	$1.89	$2.48

During the fiscal year ended June 30, 2007, the Company completed the acquisition of the following businesses for net cash consideration of approximately $509.0 million (net cash consideration for ADE Corporation was $390.4 million) primarily to expand the Company’s product portfolio:

Entity	Date Acquired	Business
ADE Corporation	October 2006	Inspection and metrology product portfolio
OnWafer Technologies, Inc.	January 2007	Expanded offering of metrology solutions
SensArray Corporation	January 2007	Expanded offering of metrology solutions
Japan ADE, Ltd	April 2007	Distributor of ADE products in Japan
Therma-Wave, Inc.	May 2007	Expanded offering of metrology solutions

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the aggregate estimated fair values of the net assets acquired during the fiscal year ended June 30, 2007 at the applicable date of acquisition for the above companies:

(in thousands)	Final Purchase Price Allocation
Cash	$128,696
Current assets	170,877
Intangibles:
Existing technology	85,540
Patents	30,200
Trade name/Trademarks	19,610
Customer relationships	45,471
In Process R&D	5,500
Other intangible assets	9,920
Noncurrent assets	41,245
Goodwill	268,341
Liabilities assumed(1)	(166,670)

$638,730

Cash consideration	$637,721
Value of options assumed	1,009

Total consideration	$638,730

(1)	$17.1 million of accrued restructuring created as a result of the Company’s acquisitions during the fiscal year ended June 30, 2007 has been included in liabilities assumed. The Company formulated the restructuring plans on the completion date of the acquisitions. At June 30, 2008, the balance of accrued restructuring was $1.1 million.

In addition to the acquisition transactions listed above, in the fiscal year ended June 30, 2007, the Company acquired a development stage company for $15.0 million of which $3.0 million would only become payable upon achievement of certain milestones over the following two years. The acquisition has been accounted for as a purchase of assets primarily consisting of IPR&D and certain patents. During the fiscal year ended June 30, 2008, the maximum amount of $3.0 million was paid on the achievement of certain milestones.

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

The Company expensed IPR&D of $22.7 million and $16.6 million upon the completion of the acquisitions in the fiscal years ended June 30, 2008 and 2007, respectively, in connection with acquired intellectual property for which technological feasibility has not been established and no future alternative uses exist.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill balances and the movements during the fiscal years ended June 30, 2008 and 2007:

(in thousands)	Amount
As of June 30, 2006	$49,292
Acquisitions	264,956
Adjustments	(2,392)

As of June 30, 2007	$311,856
Acquisitions	282,569
Adjustments	7,457

As of June 30, 2008	$601,882

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to KLA-Tencor’s reporting units pursuant to SFAS No. 142. In accordance with SFAS No. 142, KLA-Tencor completed its annual evaluation of the goodwill by reporting unit during the quarter ended December 31, 2007 which indicated that there was no such impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of the fiscal year ended June 30, 2008. Refer to Note 4, “Business Combinations” for a detailed description of acquisitions completed in the fiscal years ended June 30, 2008 and 2007.

Adjustments to goodwill during the fiscal year ended June 30, 2008 resulted primarily from revisions to purchase price allocations related to entities that were acquired in the fiscal year ended June 30, 2007 as well as a foreign currency translation adjustment. Adjustments to goodwill during the fiscal year ended June 30, 2007 resulted from the purchase of the remaining minority interest in a development stage company which was consolidated as of March 31, 2004. See Note 4, “Business Combinations” for a detailed description.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Other Intangible Assets

The components of other intangible assets as of June 30, 2008 and 2007 were as follows:

(in thousands)	Range of Useful Lives	As of June 30, 2008			As of June 30, 2007
Category		Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	4-7 years	$201,606	$55,813	$145,793	$96,534	$14,152	$82,382
Patents	6-13 years	71,749	18,615	53,134	38,997	8,114	30,883
Trade name/Trademark	4-10 years	33,929	5,918	28,011	20,835	2,086	18,749
Customer relationships	6-7 years	80,600	12,707	67,893	45,445	3,689	41,756
Other	0-1 year	14,822	11,875	2,947	10,120	8,458	1,662

Total		$402,706	$104,928	$297,778	$211,931	$36,499	$175,432

During the year ended June 30, 2008, the Company discontinued certain products and identified a certain business unit as available-for-sale. As a result, the Company determined that the carrying amount of certain related intangible assets, primarily existing technology, patents and customer relationship, exceeded fair value by $12.7 million. An impairment charge of $12.7 million was recorded during the fiscal year ended June 30, 2008, of which $10.6 million was recorded to costs of revenues and $2.1 million to selling, general and administrative costs.

During the fiscal year ended June 30, 2007, it was determined that the Company would not pursue future development of certain patents initially licensed to the Company during the fiscal year ended June 30, 2006 for approximately $14.0 million. Since the Company did not have any alternative use for these patents and the Company believes the fair value to be $0, the carrying value of $10.7 million was written off. This write-off was recorded as $10.0 million to R&D expense and $0.7 million to cost of revenues in the fiscal year ended June 30, 2007.

For the fiscal years ended June 30, 2008, 2007 and 2006, amortization expense for other intangible assets was $55.4 million, $29.4 million and $4.5 million, respectively. Based on intangible assets recorded as of June 30, 2008, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Year ending June 30:	Amount
2009	$57,650
2010	55,082
2011	54,075
2012	50,987
2013	35,528
Thereafter	44,456

Total	$297,778

NOTE 6—LONG-TERM DEBT

In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. Discount on the debt amounted to $5.4 million and will be amortized over the life of the debt using the straight-line method. This debt was fixed and

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

was issued to institutional investors in the United States. Interest is payable semi-annually on November 1 and May 1. This debt includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances. Based on the trading prices of the debt at June 30, 2008 and the interest rates the Company could obtain for other borrowings with similar terms at that date, the estimated fair value of the debt at June 30, 2008 was $728.9 million.

NOTE 7—STOCK-BASED COMPENSATION

Equity Incentive Program

The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain key employees, and align stockholder and employee interests. The equity incentive program consists of two plans: one under which non-employee directors may be granted options to purchase shares of the Company’s stock, and another in which officers, employees, non-employee directors and consultants may be granted options to purchase shares of the Company’s stock, restricted stock units and other types of equity awards.

Except for options granted to non-employee directors as part of their regular compensation package for service through the end of the first quarter of fiscal year 2008, the Company has granted only restricted stock units under its equity incentive program since July 1, 2006. For the past several years until June 30, 2006, stock options (except for the retroactively priced options which were granted primarily prior to fiscal year ended June 30, 2002) were generally granted at the market price of the Company’s common stock on the date of grant, with a vesting period of five years and an exercise period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as time-based or performance-based vesting. Substantially all of the Company’s employees that meet established performance goals and qualify as key employees participate in its main equity incentive plan.

On October 18, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) which provides for the grant of options to purchase shares of its common stock, stock appreciation rights, restricted stock, performance shares, performance units and deferred stock units to its employees, consultants and members of its Board of Directors. The 2004 Plan permits the issuance of up to 21.0 million shares of common stock, of which 9.2 million shares were available for grant as of June 30, 2008. Any 2004 Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto. Total options outstanding under all plans as of June 30, 2008 were 16.0 million shares with a weighted-average remaining contractual term of 4.3 years. During the fiscal year ended June 30, 2008, approximately 0.5 million restricted stock units were granted to senior management with performance-based vesting.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

(in thousands except for weighted-average exercise price)	Available For Grant	Options Outstanding	Weighted- Average Exercise Price
Balances at June 30, 2005	11,816	33,379	$37.08
Additional shares reserved	34	—	—
Plan shares expired	(1,281)	—	—
Options granted	(4,856)	4,856	$48.37
Restricted stock units granted(1)	(1,280)	—	—
Restricted stock units canceled(1)	24	—	—
Options canceled/expired/forfeited	1,861	(1,861)	$44.05
Options exercised	—	(6,012)	$29.34

Balances at June 30, 2006	6,318	30,362	$40.00
Additional shares registered for acquisitions	206	—	—
Plan shares expired	(3,230)	—	—
Options granted	(269)	269	$45.54
Restricted stock units granted(1)	(5,124)	—	—
Restricted stock units canceled(1)	994	—	—
Options canceled/expired/forfeited	4,628	(4,628)	$41.79
Options exercised	—	(6,624)	$35.98
Options assumed from acquisitions	(206)	206	$31.96

Balances at June 30, 2007	3,317	19,585	$42.28
Shares added to plans(2)	8,500	—	—
Plan shares expired	(102)	—	—
Options granted	(24)	24	$54.81
Restricted stock units granted(1)	(3,924)	—	—
Restricted stock units canceled(1)	899	—	—
Options canceled/expired/forfeited	579	(579)	$46.96
Options exercised	—	(3,018)	$38.17

Balances at June 30, 2008	9,245	16,012	$42.43

(1)	Any 2004 Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto.
(2)	On November 15, 2007, the Company’s stockholders approved an amendment to the 2004 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2004 Plan by 8.5 million shares.

The Company accounts for its stock-based awards exchanged for employee services under the provisions of SFAS No. 123(R). Accordingly, the fair value of stock-based awards is measured at grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes valuation model for stock options and for purchase rights under the Company’s Employee Stock Purchase Plan and using the closing price of the Company’s common stock on the grant date for restricted stock units.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following table shows pre-tax stock-based compensation expense for the fiscal years ended June 30, 2008, 2007 and 2006:

(in thousands)	Year ended June 30,
	2008	2007	2006
Stock-based compensation expense by:
Costs of revenues	$22,041	$29,183	$29,620
Engineering, research and development	32,623	42,431	49,509
Selling, general and administrative	51,804	37,164	85,613

Total stock-based compensation(1)	$106,468	$108,778	$164,742

(1)	Stock-based compensation expense for the fiscal year ended June 30, 2007 includes a $20.3 million reversal of stock-based compensation charges related to the cancellation of stock options and restricted stock units held by the Company’s former Chief Executive Officer and $9.3 million of cash compensation related to bonuses payable to the holders of 409A Affected Options to compensate them for the increase in their option exercise prices.

The benefits for income tax related to equity awards were $34.5 million, $34.5 million and $58.2 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Stock Options

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and SEC SAB No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year ended June 30,
	2008	2007	2006
Stock option plan:
Expected stock price volatility	34%	34%	30%
Risk free interest rate	4.4%	4.9%	4.1%
Dividend yield	1.0%	1.1%	1.0%
Expected life of options (in years)	4.7	4.4	4.6

SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was based on market-based implied volatility from traded options on the Company’s stock. The Company believes that implied volatility is reflective of market conditions.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following table shows the grant-date fair value after estimated forfeitures, weighted-average grant date fair value per share, total intrinsic value of options exercised, total cash received from employees as a result of employee stock option exercises, and tax benefits realized in connection with these exercises of the stock options for the fiscal years ended June 30, 2008, 2007 and 2006:

(in thousands, except for weighted-average grant date fair value)	Year ended June 30,
	2008	2007	2006
Grant-date fair value after estimated forfeitures	$426	$2,395	$68,810
Weighted-average grant date fair value per share	$17.95	$11.01	$14.17
Total intrinsic value of options exercised	$58,960	$111,397	$130,176
Total cash received from employees as a result of employee stock option exercises	$115,556	$238,364	$176,403
Tax benefits realized in connection with these exercises(1)	$28,569	$39,512	$46,619

(1)	The $28.6 million includes $7.9 million of tax benefit realized by the Company for the cash bonuses paid during the three months ended March 31, 2008 related to 409A Affected Options.

As of June 30, 2008, 12.9 million options were exercisable with a weighted-average exercise price of $41.91 and weighted-average remaining contractual term of 4.1 years. The aggregate intrinsic value for the options exercisable as of June 30, 2008 was $43.3 million. As of June 30, 2008, the unrecognized stock-based compensation balance related to stock options was $50.2 million and will be recognized over an estimated weighted-average amortization period of 1.7 years.

The Company settles employee stock option exercises with newly issued common shares except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.

The following table shows stock-based compensation capitalized as inventory and deferred system profit as of June 30, 2008 and 2007:

(in thousands)	As of June 30,
	2008	2007
Inventory	$6,526	$6,229
Deferred system profit	$829	$1,386

Restricted Stock Units

The following table shows the applicable number of restricted stock units and weighted-average grant-date fair value for restricted stock units granted, vested and released, and forfeited during the fiscal year ended June 30, 2008 and restricted stock units outstanding as of June 30, 2008 and 2007:

Restricted Stock Units	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock units as of June 30, 2007	3,397	$33.11
Granted	2,180	$29.24
Vested and released	(3)	$39.14
Forfeited	(499)	$32.57

Outstanding restricted stock units as of June 30, 2008	5,075	$31.50

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Beginning in the fiscal year ended June 30, 2007, the restricted stock units generally vest in two equal installments on the second and fourth anniversaries of the date of grant. Prior to the fiscal year ended June 30, 2007, the restricted stock units generally vested in two equal installments over four or five years from the anniversary date of the grant. The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of award. The restricted stock units were awarded under the Company’s 2004 Plan, and each unit will entitle the recipient to one share of common stock when the applicable vesting requirements for that unit are satisfied. However, for each share actually issued under the awarded units, the share reserve under the 2004 Plan will be reduced by 1.8 shares, as provided under the terms of the 2004 Plan.

As of June 30, 2008, the unrecognized stock-based compensation balance related to restricted stock units was $103.4 million and will be recognized over an estimated weighted-average amortization period of 2.6 years. Additionally, the number of restricted stock awards outstanding as of June 30, 2008 was 5.1 million.

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

The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and SEC SAB No. 107. The fair value of each purchase right under the ESPP is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year ended June 30,
	2008	2007	2006
Stock purchase plan:
Expected stock price volatility	33%	35%	34%
Risk free interest rate	4.2%	5.0%	3.9%
Dividend yield	1.1%	1.0%	1.0%
Expected life of options (in years)	1.3	1.3	1.3

The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized in connection with the disqualifying dispositions of shares purchased under the ESPP, and the weighted-average fair value per share:

(in thousands, except for weighted-average fair value per share)	Year ended June 30,
	2008	2007	2006
Total cash received from employees for the issuance of shares under the ESPP	$40,175	$24,885	$36,246
Number of shares purchased by employees through the ESPP	1,136	697	1,001
Tax benefits realized in connection with the disqualifying dispositions of shares purchased under the ESPP	$1,606	$1,345	$1,464
Weighted-average fair value per share	$35.35	$35.68	$36.21

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to issue under the ESPP during the forthcoming fiscal year. As of June 30, 2008, a total of 1.0 million shares were reserved and available for issuance under the ESPP. In the first quarter of the fiscal year ending June 30, 2009, the Company estimated that it would need to issue up to 1.0 million shares under the ESPP during fiscal year 2009 and, in accordance with the evergreen provision of the ESPP, increased the number of shares reserved under the ESPP by 1.0 million shares.

On October 12, 2006, the Compensation Committee of the Board of Directors of the Company approved an alternative financial benefit consisting of a cash payment to all employees below the vice president level who had been active participants in the ESPP before it was temporarily suspended on September 28, 2006. The alternative financial benefit was intended to compensate such employees for the estimated financial benefit they would have realized had the ESPP continued in operation after September 28, 2006 and until December 31, 2006. On January 24, 2007, the Compensation Committee extended this alternative financial benefit into calendar year 2007 to cover the period until the ESPP suspension ended. The Company recorded approximately $4.6 million for the alternative financial benefit during the fiscal year ended June 30, 2007 as a component of stock-based compensation expense.

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

On October 16, 2006, following the Special Committee investigation of the Company’s historical stock option practices, the Company terminated all aspects of Mr. Schroeder’s employment relationship and agreement with the Company. As a result, vesting of Mr. Schroeder’s then outstanding stock options and restricted stock awards immediately ceased, and the 0.9 million unvested option shares and 0.1 million unvested restricted stock award shares held by Mr. Schroeder at the time of termination were canceled. Accordingly, during the fiscal year ended June 30, 2007, the Company reversed $20.3 million of the non-cash, stock-based compensation charges in accordance with paragraphs 19 and 43 of SFAS No. 123(R), because Mr. Schroeder would no longer be able to fulfill his service obligations. The $20.3 million reversal related to the charges that had been recorded in prior periods related to unvested option shares and restricted stock award shares.

In December 2006, the Company also canceled 0.6 million vested option shares held by Mr. Schroeder as of the time of termination, representing those shares that had been retroactively priced or otherwise improperly granted. In accordance with paragraph 57 of SFAS No. 123(R), previously recognized stock-based compensation expense related to these awards was not reversed upon cancellation.

IRC Section 409A Affected Options

Because virtually all holders of retroactively priced options that had been issued by the Company were not involved in or aware of the retroactive pricing, the Company took certain actions to deal with the adverse tax consequences that may have been incurred by the holders of retroactively priced options. The adverse tax

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

consequences were that retroactively priced stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). One such action by the Company involved offering to amend the 409A Affected Options to increase the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment, in exchange for cash bonus payments to the option holders that were paid in January 2008 in an amount equal to the aggregate increase in exercise prices of the amended 409A Affected Options held by such option holders. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-officers could not be offered until after the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 were filed and did not need to be completed until December 31, 2007. During the fiscal year ended June 30, 2007, the Company accrued approximately $20.2 million for the cash bonuses payable to non-executive holders of the amended options to compensate them for the resulting increase in their option exercise prices. The $20.2 million of cash bonuses were paid in January 2008. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid. However, there is no assurance that the options will be exercised, and the employees will retain the bonuses under all circumstances. In order to compensate certain option holders whose employment terminated or who had already exercised 409A Affected Options for the additional taxes they would incur under IRC Section 409A (and, as applicable, similar state tax laws), the Company also recorded approximately $13.9 million during the fiscal year ended June 30, 2007. The Company recorded no such charges during the fiscal year ended June 30, 2008.

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

NOTE 8—STOCK REPURCHASE PROGRAM

In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase up to 17.8 million shares of its common stock in the open market. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. This plan was put into place to reduce the dilution from KLA-Tencor’s employee benefit and incentive

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

plans such as the stock option and employee stock purchase plans, and to return excess cash to the Company’s shareholders. The Board of Directors has authorized KLA-Tencor to repurchase additional shares of its common stock under the repurchase program in February 2005 (up to 10.0 million shares), February 2007 (up to 10.0 million shares), August 2007 (up to 10.0 million shares) and June 2008 (up to 15.0 million shares), in each case in addition to the 17.8 million shares.

In February 2007, the Company entered into an Accelerated Share Repurchase program (“ASR”) with a third-party investment bank and prepaid $750.0 million to repurchase its common stock. The program had two separate components. The first component was the purchase of shares, and the second component is the forward contract indexed to the Company’s own common stock. The purchase price per share of the common stock repurchased through the ASR was determined and adjusted based on a discount to the volume-weighted average price of the Company’s common stock during a period following the execution of the ASR agreement, subject to a maximum price per share. The exact number of shares repurchased pursuant to the ASR was determined based on such adjusted price. The ASR completed during the fourth quarter of fiscal year 2007. Under the ASR, the Company repurchased 14.0 million shares of the Company’s common stock at an average price of $53.52 per share of which 12.0 million shares were delivered to the Company during the three months ended March 31, 2007. The payment of $750.0 million was included in the cash flows from financing activities in the Company’s Consolidated Statement of Cash Flows. The shares received were multiplied by the closing stock price on the date of receipt to determine the cost of repurchase. The entire $750.0 million was recorded in the stockholders’ equity section of its Consolidated Balance Sheet.

The Company decreases its shares outstanding as shares are physically received under the Company’s repurchase program, including the ASR.

Share repurchases for the fiscal years ended June 30, 2008 and 2007 were as follows:

(in thousands)	Year ended June 30,
	2008	2007
Number of shares of common stock repurchased	21,496	15,103
Total cost of repurchase	$1,118,995	$808,461

At June 30, 2008, $7.8 million of the above total cost of repurchase amount remained unpaid and is recorded in other current liabilities.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 9—EARNINGS PER SHARE

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

(in thousands, except per share data)	Year ended June 30,
	2008	2007	2006
Numerator:
Net income	$359,083	$528,098	$380,452
Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock units	180,594	197,126	198,625
Effect of dilutive options and restricted stock	3,665	5,078	5,472

Denominator for diluted earnings per share	184,259	202,204	204,097

Basic earnings per share	$1.99	$2.68	$1.92
Diluted earnings per share	$1.95	$2.61	$1.86
Potentially dilutive securities(1)	9,614	10,224	17,044

(1)	These securities are excluded from the computation of diluted earnings per share for the above periods because their effect would have been anti-dilutive.

The total amount of dividends paid during the fiscal years ended June 30, 2008, 2007 and 2006 were $108.5 million, $95.1 million, and $95.3 million, respectively.

As discussed in Note 18, “Subsequent Events,” on August 6, 2008, the Company declared a quarterly cash dividend of $0.15 per share to be paid on September 2, 2008 to stockholders of record on August 18, 2008.

NOTE 10—EMPLOYEE BENEFIT PLANS

KLA-Tencor has a profit sharing program for eligible employees, which distributes on a quarterly basis, a percentage of pre-tax profits. In addition, KLA-Tencor has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. KLA-Tencor matches up to a maximum of $3,000 or 50% of the first $6,000 of an eligible employee’s contribution. The total charge to operations under the profit sharing and 401(k) programs aggregated $14.3 million, $19.0 million and $17.0 million in the fiscal years ended June 30, 2008, 2007 and 2006, respectively. KLA-Tencor has no defined benefit plans in the United States. In addition to the profit sharing plan and the United States employee savings plan, several of KLA-Tencor’s foreign subsidiaries have retirement plans for their full-time employees, several of which are defined benefit plans. Consistent with the requirements of local law, the Company deposits funds for certain of these plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the foreign plans depend on the local economic environment.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

KLA-Tencor adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective June 30, 2007. Upon adoption, SFAS No. 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income. Additionally, SFAS No. 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. The benefit obligations and related assets under the Company’s plans have been measured as of June 30, 2008.

Summary data relating to the KLA-Tencor’s foreign defined benefit pension plans, including key weighted-average assumptions used is provided in the following tables:

	Year ended June 30,
(in thousands)	2008	2007
Change in projected benefit obligation
Projected benefit obligation at beginning of fiscal year	$24,000	$19,825
Service cost, including plan participant contributions	2,175	1,768
Interest cost	629	559
Actuarial (gain) loss	761	2,777
Benefit payments	(1,772)	(1,519)
Plan amendments	226	—
Acquisitions	—	1,297
Transfer in/(out)	10	—
Foreign currency exchange rate changes	3,161	(707)

Projected benefit obligation at the end of the fiscal year	$29,190	$24,000

	Year ended June 30,
(in thousands)	2008	2007
Change in fair value of plan assets
Fair value of plan assets at beginning of fiscal year	$6,350	$5,095
Actual return on plan assets	499	47
Employer contributions	1,408	1,020
Benefit and expense payments	(741)	(231)
Acquisitions	—	348
Foreign currency exchange rate changes	804	71

Fair value of plan assets at end of fiscal year	$8,320	$6,350

	As of June 30,
(in thousands)	2008	2007
Funded status
Ending funded status	$(20,870)	$(17,650)
Unrecognized transition obligation	—	—
Unrecognized net actuarial loss	—	—

Net amount recognized	$(20,870)	$(17,650)

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

	As of June 30,
(in thousands)	2008	2007
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$14,347	$16,128
Projected benefit obligation	$29,190	$24,000
Plan assets at fair value	$8,320	$6,350

Year ended June 30,
	2008	2007	2006
Weighted-average assumptions
Discount rate	2.0%-5.4%	2.0%-5.0%	2.5%-5.0%
Expected return on assets	2.8%-4.5%	3.0%-4.5%	3.5%-4.5%
Rate of compensation increases	3.0%-4.0%	3.0%-4.0%	2.0%-4.0%

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

Amounts recognized in accumulated other comprehensive income consist of:

	Year ended June 30,
(in thousands)	2008	2007
Unrecognized transition obligation	$324	$339
Unrecognized prior service cost	223	—
Unrealized net actuarial loss	6,068	5,325

Amount recognized	$6,615	$5,664

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the fiscal year ending June 30, 2009 is as follows:

(in thousands)	Year ending June 30, 2009
Unrecognized transition obligation	$36
Unrecognized prior service cost	25
Unrealized net actuarial loss	286

Amount expected to be recognized	$347

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The components of KLA-Tencor’s net periodic cost relating to its foreign subsidiaries defined pension plans are as follows:

	Year ended June 30,
(in thousands)	2008	2007	2006
Components of net periodic pension cost
Service cost, net of plan participant contributions	$2,175	$1,767	$2,088
Interest cost	629	559	500
Return on plan assets	(225)	(209)	(171)
Amortization of net transitional obligation	35	32	154
Amortization of prior service cost	13	—	—
Amortization of net gain	265	131	184

Net periodic pension cost	$2,892	$2,280	$2,755

The foreign plans’ investments are managed by third-party trustees consistent with regulations or market practice of the country where the assets are invested. KLA-Tencor is not actively involved in the investment strategy nor does it have control over the target allocation of these investments. These investments made up 100% of total foreign plan assets in the fiscal years ended June 30, 2008, 2007 and 2006.

Expected funding for the foreign plans during the fiscal year ending June 30, 2009 is $1.2 million.

The total benefits to be paid from the foreign pension plans are not expected to exceed $1.3 million in any year through 2018.

Executive Savings Plan

KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their salary and bonus. Participants are credited with returns based on their allocation of their account balances among measurement funds. KLA-Tencor controls the investment of these funds and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment. As of June 30, 2008, KLA-Tencor had a deferred compensation liability under the plan of $144.9 million included as a component of other current liabilities on the Consolidated Balance Sheet.

NOTE 11—INCOME TAXES

The components of income before income taxes are as follows:

(in thousands)	Year ended June 30,
	2008	2007	2006
Domestic income before income taxes	$511,710	$538,257	$329,066
Foreign income before income taxes	48,523	138,978	48,792

Total net income before taxes	$560,233	$677,235	$377,858

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The provision for income taxes is comprised of the following:

(in thousands)	Year ended June 30,
	2008	2007	2006
Current:
Federal	$126,807	$133,287	$106,676
State	11,984	3,204	8,998
Foreign	40,324	27,189	20,217

	$179,115	$163,680	$135,891

Deferred:
Federal	34,886	(21,741)	(125,632)
State	(5,948)	5,534	(3,535)
Foreign	(6,902)	3,036	(5,217)

	22,036	(13,171)	(134,384)

Provision for income taxes	$201,151	$150,509	$1,507

Actual current tax liabilities are lower than reflected above for the fiscal years ended June 30, 2008, 2007 and 2006 by $4.9 million, $1.3 million and $31.9 million, respectively, due primarily to the stock option deduction benefits recorded as credits to capital in excess of par value.

The significant components of deferred income tax assets (liabilities) are as follows:

(in thousands)	As of June 30,
	2008	2007
Deferred tax assets:
Tax credits and net operating losses	$54,889	$52,493
Employee benefits accrual	67,716	77,315
Stock-based Compensation	94,433	88,073
Capitalized R&D expenses	159,489	182,279
Inventory reserves	58,129	60,693
Non-deductible reserves	72,875	56,040
Unrealized loss on investments	3,297	—
Unremitted earnings of foreign subsidiaries not permanently reinvested	1,210	—
Deferred profit	65,998	80,018
Unearned revenue	31,116	31,021
Other	12,873	46,937

Total deferred tax assets	$622,025	$674,869

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries not permanently reinvested	$—	$(11,663)
Depreciation and amortization	(14,134)	(14,104)
Unrealized gain on investments	—	(2,371)
Other	(985)	(935)

Total deferred tax liabilities	(15,119)	(29,073)

Total net deferred tax assets	$606,906	$645,796

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

As of June 30, 2008, the Company had U.S. federal and state net operating loss (“NOL”) carry-forwards of approximately $74.5 million and $45.5 million, respectively. The Company also had U.S. federal and state tax credit carry-forwards of approximately $1.1 million and $37.8 million, respectively. The U.S. net operating loss and tax credit carry-forwards will expire at various dates beginning in 2017 through 2027. The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, it is not expected that such annual limitation will impair the realization of these NOLs. If not utilized, the federal NOLs will begin to expire in 2017 and state NOLs will begin to expire in 2010. Certain state credits in the amount of $0.7 million will expire at various dates beginning in 2008 through 2021. The remaining state credits of $37.1 million will be carried over indefinitely.

The reconciliation of the United States federal statutory income tax rate to KLA-Tencor’s effective income tax rate is as follows:

Year ended June 30,	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.4	1.1	0.6
Effect of foreign operations taxed at various rates	4.5	(3.7)	(2.0)
Export sales benefit	—	(3.2)	(5.7)
Effect of change in permanently reinvested earnings	(3.3)	—	—
Research and development tax credit	(1.0)	(1.8)	(2.4)
Tax exempt interest	(1.4)	(2.5)	(4.5)
Net change in tax reserves	0.8	(1.2)	(18.3)
Domestic manufacturing benefit	(1.4)	(0.8)	(1.6)
Other	2.3	(0.7)	(0.7)

Provision for Income Taxes	35.9%	22.2%	0.4%

On July 1, 2007, upon adoption of FIN 48, the Company increased the liability for net unrecognized tax benefits by $8.4 million, and accounted for the increase as a cumulative effect of change in accounting principle that resulted in a reduction of retained earnings of $8.4 million at July 1, 2007. The Company has historically classified accruals for tax uncertainties in current taxes payable. Upon adoption of FIN 48, the Company has reclassified taxes payable of $62.1 million from current to non-current liability.

A reconciliation of the gross unrecognized tax benefit is as follows:

(in thousands)	Amount
Balance at July 1, 2007	$77,119
Increases for tax positions taken in prior years	3,201
Decreases for tax positions taken in prior years	(25,791)
Increases for tax positions taken in current year	25,095
Decreases for tax positions taken in current year	—
Decreases for settlements with taxing authorities	(12,693)
Decreases for lapsing of the statute of limitations	(2,329)

Balance at June 30, 2008	$64,602

The amount of unrecognized tax benefits that would impact the effective tax rate was $72.5 million and $60.4 million as of July 1, 2007 and June 30, 2008, respectively. The recognition of the remaining unrecognized tax benefits would be reported as an adjustment to acquisition goodwill. The balance of the gross unrecognized tax benefits will not materially change in the next 12 months.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

KLA-Tencor’s policy is to include interest and penalties related to unrecognized tax benefits within interest income and other, net. As of the adoption date of FIN 48, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $12.9 million. As of June 30, 2008, the Company had accrued interest and penalties related to unrecognized tax benefits of approximately $8.8 million.

The Company is not under federal income tax examination at this time. The Company remains subject to federal income tax examination for all years from the year ended June 30, 2005. The Company is subject to state income tax examinations for all years from the year ended June 30, 2003. The Company is also subject to examinations in major foreign jurisdictions, including Israel and Singapore, for all years from the year ended June 30, 2003 and is currently under tax examinations in various foreign tax jurisdictions.

As of June 30, 2008, U.S. income taxes were not provided for on a cumulative total of approximately $140.3 million of undistributed earnings for certain non-U.S. subsidiaries. If these undistributed earnings were repatriated to the United States they would generate foreign tax credits to reduce the federal tax liability associated with the foreign dividend. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability associated with undistributed earnings would be approximately $30 million.

KLA-Tencor benefits from several tax holidays in Israel and Singapore where it manufactures certain of its products. These tax holidays are on approved investments and are scheduled to expire at varying times within the next two to eight years. The Company is in compliance with all the terms and conditions of the tax holidays. The net impact of these tax holidays was to decrease the Company’s tax expense by approximately $15.9 million, $13.6 million and $5.0 million in the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

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

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the fiscal years ended June 30, 2008 and 2007:

	Year ended June 30,
(in thousands)	2008	2007
Receivables sold under factoring agreements	$290,250	$278,560
Proceeds from sales of LCs	$39,379	$61,850
Discounting fees paid on sales of LCs(1)	$232	$804

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

Facilities. KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases and, as such, these facilities are not included on its Consolidated Balance Sheets. Rent expense was approximately $11.5 million, $9.7 million and $8.4 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following is a schedule of operating lease payments (in thousands):

Year ending June 30,	Amount
2009	$11,337
2010	8,185
2011	5,630
2012	2,573
2013	1,853
2014 and thereafter	8,054

Total minimum lease payments	$37,632

Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. KLA-Tencor’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $124.3 million as of June 30, 2008 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

Guarantees. KLA-Tencor provides standard warranty coverage on its systems for twelve months, providing labor and parts necessary to repair the systems during the warranty period. KLA-Tencor accounts for the estimated warranty cost as a charge to cost of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, KLA-Tencor calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. KLA-Tencor updates these estimated charges periodically. The actual product performance and/or field expense profiles may differ, and in those cases KLA-Tencor adjusts its warranty accruals accordingly.

The following table provides the changes in the product warranty accrual for the fiscal years ended June 30, 2008 and 2007 (in thousands):

	Year ended June 30,
	2008	2007
Beginning balance	$52,838	$45,642
Accruals for warranties issued during the period	41,476	61,786
Changes in liability related to pre-existing warranties	254	(7,589)
Settlements made during the period	(55,868)	(47,001)

Ending balance	$38,700	$52,838

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

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

The Company maintains guarantee arrangements of $28.6 million in various locations to fund customs guarantee for VAT and letter of credit needs of its subsidiaries in Europe and Asia. Approximately $20.8 million was outstanding under these arrangements as of June 30, 2008.

NOTE 13—LITIGATION AND OTHER LEGAL MATTERS

Government Inquiries and SEC Settlement Relating to Historical Stock Option Practices. On May 23, 2006, the Company received a subpoena from the United States Attorney’s Office (“USAO”) requesting information relating to the Company’s past stock option grants and related accounting matters. Also on May 23, 2006, the Company received a letter from the SEC making an informal inquiry and request for information on the same subject matters. The Company learned on February 2, 2007 that the SEC had opened a formal investigation into these matters. The Company cooperated fully with the SEC investigation. On July 25, 2007, the Company announced that it had reached a settlement with the SEC by consenting to the entry of a permanent injunction against future violations of the reporting, books and records, and internal controls provisions of the federal securities laws. The settlement resolves completely the SEC investigation into the Company’s historical stock option granting practices. KLA-Tencor was not charged by the SEC with fraud, nor was the Company required to pay any civil penalty, fine or money damages as part of the settlement. The USAO informed the Company in July 2008 that it had closed its investigation and was not bringing any charges against the Company.

The Company is responding to inquiries from the U.S. Department of Labor, which is conducting an examination of the Company’s 401(k) Savings Plan prompted by the Company’s stock option issues. The Company is cooperating fully with this examination and intends to continue to do so.

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

Shareholder Derivative Litigation Relating to Historical Stock Option Practices. Beginning on May 22, 2006, several persons and entities identifying themselves as shareholders of KLA-Tencor filed derivative actions purporting to assert claims on behalf of and in the name of the Company against several of the Company’s current and former directors and officers relating to its accounting for stock options issued from 1994 to the present. The complaints in these actions allege that the individual defendants breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with the Company’s historical stock option granting process, its accounting for past stock options, and historical sales of stock by the individual defendants. Three substantially similar actions are pending, one in the U.S. District Court for the Northern District of California (which consists of three separate lawsuits consolidated into one action, hereafter the “Federal Action”); one in the California Superior Court for Santa Clara County; and one in the Delaware Chancery Court.

The plaintiffs in the derivative actions have asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and abetting such breach, negligence, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, breach of contract, constructive fraud, rescission, and violations of California Corporations Code section 25402, as well as a claim for an accounting of all stock option grants made to the named defendants. KLA-Tencor is named as a nominal defendant in these actions. On behalf of KLA-Tencor, the plaintiffs seek unspecified monetary and other relief against the named defendants. The plaintiffs are James Ziolkowski, Mark Ziering, Alaska Electrical Pension Fund, Jeffrey Rabin and Benjamin Langford. The individual named defendants are current directors and officers Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Jeffrey L. Hall, Stephen P. Kaufman, John H. Kispert, Lida Urbanek and Richard P. Wallace; and former directors and officers Robert J. Boehlke, Leo Chamberlain, Gary E. Dickerson, Richard J. Elkus, Jr., Dennis J. Fortino, Kenneth Levy, Michael E. Marks, Stuart J. Nichols, Arthur P. Schnitzer, Kenneth L. Schroeder and Jon D. Tompkins. Current director David C. Wang and former director Dean O. Morton were originally named as defendants in one of the derivative actions filed in the U.S. District Court for the Northern District of California, but were dropped as named defendants as of December 22, 2006 upon the filing of a consolidated complaint in the Federal Action.

The derivative actions are at an early stage. The individual defendants are not yet required to respond to the complaints in the actions pending in California, and the defendants have moved to dismiss or stay the action pending in Delaware. The Company’s Board of Directors appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to conduct an independent investigation of the claims asserted in the derivative actions and to determine the Company’s position with respect to those claims. On March 25, 2008, the SLC filed a motion to terminate the Federal Action and to approve certain settlements with individuals as identified below. Plaintiff filed an opposition to the motion to terminate the Federal Action in July 2008. The motion to terminate is set for hearing in October 2008. The Company has also moved to dismiss or stay the action pending in Delaware. The motion is set for hearing in August 2008.

During the year ended June 30, 2008, the Company, acting through the SLC, entered into settlement agreements with each of Gary E. Dickerson, Kenneth Levy, Kenneth Schroeder and Jon D. Tompkins related to the claims brought against such individuals in connection with the derivative actions. Each of these agreements is subject to court approval. The agreements, individually and in the aggregate, do not involve amounts that are

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

material to the Company. As of June 30, 2008, the Company has not recorded the gain contingency arising from the settlement agreements as the gain is not certain. The Company will record any gain upon receiving the applicable court approval.

In addition, during the year ended June 30, 2008, the Company entered into an agreement with Kenneth Schroeder to resolve all claims arising from his employment agreement and departure from the Company. The terms of this agreement are subject to court approval of the above-described settlement agreement with Mr. Schroeder relating to the claims brought against him in the derivative actions.

Shareholder Class Action Litigation Relating to Historical Stock Option Practices. KLA-Tencor and various current and former directors and officers of the Company were named as defendants in putative securities class action filed on June 29, 2006 in the U.S. District Court for the Northern District of California. Two similar actions were filed later in the same court, and all three cases have been consolidated into one action (the “Northern District Litigation”). The consolidated complaint alleges claims under Section 10(b) and Rule 10b-5 thereunder, Section 14(a), Section 20(a), and Section 20A of the Securities Exchange Act of 1934 as a result of the Company’s past stock option grants and related accounting and reporting, and seeks unspecified monetary damages and other relief. The plaintiffs seek to represent a class consisting of purchasers of KLA-Tencor stock between June 30, 2001 and May 22, 2006 who allegedly suffered losses as a result of material misrepresentations in KLA-Tencor’s SEC filings and public statements during that period. The lead plaintiffs, who seek to represent the class, are the Police and Fire Retirement System of the City of Detroit, the Louisiana Municipal Police Employees’ Retirement System, and the City of Philadelphia Board of Pensions and Retirement. The defendants are KLA-Tencor, Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Gary E. Dickerson, Richard J. Elkus, Jr., Jeffrey L. Hall, Stephen P. Kaufman, John H. Kispert, Kenneth Levy, Michael E. Marks, Stuart J. Nichols, Kenneth L. Schroeder, Jon D. Tompkins, Lida Urbanek and Richard P. Wallace. This litigation is at an early stage. Discovery has not commenced, and the court has not yet determined whether the plaintiffs may sue on behalf of any class of purchasers. The Company and all other defendants filed motions to dismiss these cases in June 2007. However, the Company’s motions to dismiss have been taken off calendar and stayed due to the agreement between the parties to settle the litigation, as described below.

On June 5, 2008, the court granted preliminary approval to a settlement between the parties to resolve the Northern District Litigation. Under the terms of the settlement, the Company will be required to make a payment of $65.0 million to the settlement class. The settlement, which is subject to final court approval at a hearing now scheduled to occur in September 2008, provides for the dismissal with prejudice of the Northern District Litigation and a full release of KLA-Tencor and the other named defendants in connection with the allegations raised in the lawsuit by the plaintiffs and all members of the settlement class. An amount of $65.0 million was accrued by a charge to selling, general and administrative expenses during the year ended June 30, 2008 on account of this settlement.

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

Another plaintiff, Chris Crimi, filed a putative class action complaint in the Superior Court of the State of California for the County of Santa Clara on September 4, 2007 against the Company and certain of its current and former directors and officers. The plaintiff seeks to represent a class consisting of persons who held KLA-Tencor common stock between September 20, 2002 and September 27, 2006, alleges causes of action for

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

breach of fiduciary duty and rescission based on alleged misstatements and omissions in the Company’s SEC filings concerning the Company’s past stock option grants, and seeks unspecified damages based upon purported dilution of the Company’s stock, injunctive relief, and rescission. The named defendants, in addition to the Company, are Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Richard J. Elkus, Jr., Stephen P. Kaufman, Kenneth Levy, Michael E. Marks, Dean O. Morton, Kenneth L. Schroeder, Jon D. Tompkins, and Richard P. Wallace. This litigation is at an early stage, and discovery has not yet begun. The Company filed a motion to stay the case pending the resolution of other option-related litigation, as well as a demurrer asking the court to dismiss the case on the ground that the claims have no merit. On February 29, 2008, the Court sustained the Company’s demurrer and granted the plaintiff leave to file an amended complaint. Plaintiff filed an amended complaint reasserting the foregoing claims and adding a claim under section 1507 of the California Corporations Code on April 1, 2008. On April 30, 2008, the Company removed this action to Federal Court in the Northern District of California and thereafter renewed its motion to dismiss the action. The plaintiff has since amended his complaint, and the Company expects to file a further motion to dismiss to be heard in September 2008. The Company intends to vigorously defend this action.

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

NOTE 14—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

Cash Flow Hedges

KLA-Tencor’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales and expenses; however, the volatility of the foreign currency markets represents a risk to KLA-Tencor’s margins. KLA-Tencor defines its exposure as the risk of changes in the functional-currency- equivalent cash flows attributable to changes in the related foreign currency exchange rates. Upon forecasting the exposure, KLA-Tencor hedges with forward contracts and currency options. These hedges are evaluated for effectiveness at inception and at least quarterly using the regression analysis. Ineffectiveness is measured by comparing the change in value of the hedge instruments to the change in value of the underlying transaction, with the effective portion of the hedge accumulated in Other Comprehensive Income (“OCI”). The mark-to-mark of excluded component or any measured ineffectiveness is included immediately in “Interest income and other, net” in the Consolidated Statements of Operations. Deferred hedge gains and losses in OCI associated with hedges of foreign currency sales and expenses are reclassified to revenue and expenses upon recognition in income of the underlying hedged exposure. All amounts reported in OCI as of June 30, 2008 are anticipated to be reclassified to revenue and expenses within twelve months.

The outstanding cash flow hedge contracts, with maximum maturity of 13 months, as of June 30, 2008 and 2007 were as follows:

	As of June 30,
(in thousands)	2008	2007
Purchase	$7,413	$4,651
Sell	(200,676)	(242,942)

Net	$(193,263)	$(238,291)

The following table summarizes hedging activity in the OCI account during the fiscal years ended June 30, 2008 and 2007 (in thousands):

	Year ended June 30,
	2008	2007
Beginning Balance	$8,535	$(129)
Effective portion of cash flow hedging instruments	(30,880)	13,608
Reclassified to revenue upon revenue recognition	15,566	(4,944)

Ending Balance	$(6,779)	$8,535

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Other Foreign Currency Hedges

KLA-Tencor hedges its monetary non-functional assets and liabilities, and those of its subsidiaries. SFAS No. 52, Foreign Currency Translation, requires that such monetary assets and liabilities be remeasured periodically for changes in the rate of exchange against the entities’ functional currency. Changes in value of these assets and liabilities are recorded in “Interest income and other, net” in the Consolidated Statements of Operations. The volatility of the non-functional currencies together with the requirement to remeasure non-functional assets and liabilities may result in some volatility to KLA-Tencor’s Consolidated Statements of Operations if left unhedged. In order to mitigate these effects, KLA-Tencor enters into remeasurement hedges which are forward contracts used to offset the foreign currency positions represented by non-functional monetary assets and liabilities. Remeasurement hedges are not SFAS No. 133 designated hedges, thus changes in value of the remeasurement hedges are recorded currently in earnings. Changes in the values of underlying monetary non-functional assets and liabilities are also recorded currently in earnings and should offset the change in value of the hedges. The outstanding other foreign currency hedge contracts, with maximum maturity of 13 months, as of June 30, 2008 and 2007 were as follows:

	As of June 30,
(in thousands)	2008	2007
Purchase	1,278,395	126,992
Sell	(1,402,119)	(265,378)

Net	$(123,724)	$(138,386)

NOTE 15—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

KLA-Tencor reports one reportable segment in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. KLA-Tencor’s chief operating decision makers are its Chief Executive Officer and its Chief Operating Officer.

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

KLA-Tencor’s significant operations outside the United States include manufacturing facilities in Singapore, Israel, China and Belgium, and sales, marketing and service offices in Western Europe, Japan, and the Asia Pacific region. For geographical revenue reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist primarily of net property and equipment and are attributed to the geographic region in which they are located.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of revenues by geographic region for the fiscal years ended June 30, 2008, 2007 and 2006:

	Year ended June 30,
(in thousands)	2008	2007	2006
Revenues:
United States	$518,851	$647,813	$416,468
Europe & Israel	305,350	271,814	287,562
Japan	617,214	600,861	541,411
Taiwan	570,904	559,083	363,014
Korea	225,119	288,756	277,316
Asia Pacific	284,278	362,902	184,856

Total	$2,521,716	$2,731,229	$2,070,627

Long-lived assets by geographic region as of June 30, 2008, 2007 and 2006 were as follows:

	As of June 30,
(in thousands)	2008	2007	2006
Long-lived assets:
United States	$253,186	$321,146	$366,714
Europe & Israel	36,432	11,466	9,503
Japan	5,473	6,821	3,665
Taiwan	1,701	1,720	1,919
Korea	6,012	6,524	6,216
Asia Pacific	70,465	46,301	17,730

Total	$373,269	$393,978	$405,747

For each of the fiscal years ended June 30, 2008, 2007 and 2006, no customer accounted for more than 10% of total revenues. For each of the fiscal years ended June 30, 2008 and 2007, no customer accounted for more than 10% of net accounts receivable. For the fiscal year ended June 30, 2006, one customer accounted for 13% of net accounts receivable.

NOTE 16—SALE AND IMPAIRMENT OF REAL ESTATE ASSETS

During the fiscal year ended June 30, 2007, as part of the Company’s long-term business plan, the Company decided to sell certain real estate properties owned by the Company in San Jose, California and Livermore, California. Based on the valuation of these assets using relevant market indicators such as range of estimated selling prices, the Company recorded an asset impairment charge of approximately $56.8 million, which was included in SG&A expenses during the fiscal year ended June 30, 2007. During the fiscal year ended June 30, 2008, the Company completed the sale of real estate properties in Livermore, California and recognized a gain of $9.0 million as an offset to selling, general and administrative expenses.

In addition, during the fiscal year ended June 30, 2008, the Company entered into an agreement for the sale and leaseback of certain buildings located in San Jose, California. The sale transaction, which closed on March 26, 2008, resulted in proceeds to the Company of $28.8 million and a gain on sale of $13.2 million. Under the agreement, the Company leases back the buildings for periods ranging from 3 months to 39 months. Rent expense was a total of $0.4 million during the three months ended June 30, 2008 and are expected to be $1.1 million, $1.7 million and $1.8 million during the fiscal years ending June 30, 2009, 2010 and 2011,

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

respectively. Under the provisions of SFAS No. 13, Accounting for Leases, the Company immediately recognized $8.5 million of the gain, which represents the portion of the gain in excess of the present value of the minimum lease payments, and deferred the remaining gain of $4.7 million, which will be amortized ratably in proportion to rent expense over the 39-month term of the lease. Total amount of gain recognized during the fiscal year ended June 30, 2008 was $9.1 million. The Company is recognizing the rent expense related to rental payments on a straight line basis over the term of the lease.

In addition, during the fourth quarter of the fiscal year ended June 30, 2008, the Company completed the sale of certain real estate located in Chennai, India and recognized a gain of $2.0 million as an offset to selling, general and administrative expenses.

NOTE 17—RELATED PARTY TRANSACTIONS

During the fiscal years ended June 30, 2008, 2007 and/or 2006, the Company purchased from, or sold to, JDS Uniphase Corporation, Freescale Semiconductor, Inc., National Semiconductor Corp., STMicroelectronics, NV and Oracle Corporation, at the time when one or more members of the Company’s Board of Directors also served as an executive officer or board member of the other party. For the fiscal years ended June 30, 2008, 2007 and 2006, the Company’s total revenues from transactions with these parties from the period that they were considered related were approximately $40 million, $40 million and $30 million, respectively. In addition, for the fiscal years ended June 30, 2008, 2007 and 2006, the Company’s total purchases from transactions with these parties from the period that they were considered related were approximately $8 million, $3 million and $1 million, respectively. The Company had a receivable balance from these parties of approximately $13 million, $15 million and $5 million at June 30, 2008, 2007 and 2006, respectively. Management believes that such transactions are at arms length and on similar terms as would have been obtained from unaffiliated third parties.

NOTE 18—SUBSEQUENT EVENTS

On July 30, 2008, the Company announced that it had entered into an agreement to acquire the Microelectronic Inspection Equipment business unit (“MIE business unit”) of Vistec Semiconductor Systems. The MIE business unit of Vistec is a leading provider of mask metrology tools for registration metrology, SEM-based tools for mask critical dimension measurement and macro defect inspection systems. The transaction is subject to customary closing conditions and regulatory approvals.

On August 6, 2008, the Company declared a quarterly cash dividend of $0.15 per share to be paid on September 2, 2008 to stockholders of record on August 18, 2008.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 19—QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended June 30, 2008 and 2007.

(in thousands, except per share data)	First quarter ended September 30, 2007	Second quarter ended December 31, 2007(1)	Third quarter ended March 31, 2008	Fourth quarter ended June 30, 2008
Revenue	$693,020	$635,783	$602,219	$590,694
Total costs and operating expenses	515,742	542,296	477,019	487,283
Gross margin	387,127	350,778	316,569	321,826
Income from operations	177,278	93,487	125,200	103,411
Net income	88,158	83,935	110,980	76,010
Net income per share:
Basic	$0.47	$0.46	$0.62	$0.43
Diluted	$0.46	$0.45	$0.61	$0.43

(in thousands, except per share data)	First quarter ended September 30, 2006	Second quarter ended December 31, 2006	Third quarter ended March 31, 2007	Fourth quarter ended June 30, 2007
Revenue	$629,363	$649,270	$716,208	$736,388
Total costs and operating expenses	475,373	570,911	533,553	561,524
Gross margin	359,244	351,498	409,457	420,707
Income from operations	153,990	78,359	182,655	174,864
Net income	135,922	90,049	154,785	147,342
Net income per share:
Basic	$0.68	$0.45	$0.78	$0.77
Diluted	$0.67	$0.44	$0.76	$0.75

(1)	The Company recorded a $65.0 million charge to SG&A expenses during the three months ended December 31, 2007 on account of a settlement between the parties to resolve the Northern District Litigation relating to historical stock option practices.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of KLA-Tencor Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of KLA-Tencor Corporation and its subsidiaries at June 30, 2008 and June 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 10 to the consolidated financial statements, effective June 30, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) and changed its method of accounting for certain defined benefit plans.

As discussed in Note 11 to the consolidated financial statements, effective July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in income Taxes, an Interpretation of financial Accounting Standard No. 109 and changed its method of accounting in uncertainty for income taxes.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded ICOS Vision Systems Corporation NV from its assessment of internal control over financial reporting as of June 30, 2008 because it was acquired by the Company in a purchase business combination during the year ended June 30, 2008. We have also excluded ICOS Vision Systems Corporation NV from our audit of internal control over financial reporting. ICOS Vision Systems Corporation NV is a wholly-owned subsidiary whose total assets and total revenues represent 13.2% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2008.

/s/ PricewaterhouseCoopers LLP

San Jose, California

August 7, 2008

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008.

The Company has excluded ICOS Vision Systems Corporation NV from the assessment of internal control over financial reporting as of June 30, 2008 because this entity was acquired by the Company in a purchase business combination during the fiscal year ended June 30, 2008. This entity is a wholly-owned subsidiary whose combined total assets and combined total revenues represent 13.2% and 0.4%, respectively, of the consolidated financial statement amounts of the Company as of and for the fiscal year ended June 30, 2008.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

For the information required by this Item, see “Executive Compensation and Other Matters” and “Director Compensation” in the Proxy Statement, which is incorporated herein by reference.

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

For the information required by this Item, see “Proposal Two: Ratification of Appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending June 30, 2009” in the Proxy Statement, which is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts	105

All other schedules are omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger relating to the acquisition of ADE Corporation	8-K	No. 000-09992	2.1	May 26, 2006

2.2	Agreement Relating to a Friendly Take-Over Bid to be Brought for ICOS Vision Systems Corporation NV, entered into between KLA-Tencor Corporation and ICOS Vision Systems Corporation NV, dated February 20, 2008	8-K	No. 000-09992	2.1	February 21, 2008

3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001

3.3	Amended and Restated Bylaws of KLA-Tencor Corporation	8-K	No. 000-09992	3.1	November 13, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
4.1	Amended and Restated Rights Agreement dated as of April 25, 1996 between the Company and The First National Bank of Boston, as Rights Agent. This agreement includes the Form of Right Certificate as Exhibit A and the Summary of Terms of Rights as Exhibit B	8-A/A, Amendment No. 2	No. 000-09992	1	September 24, 1996

4.2	Indenture dated as of May 2, 2008 by and between KLA-Tencor Corporation and Wells Fargo Bank, N.A., as trustee	8-K	No. 000-09992	4.1	May 6, 2008

4.3	Form of 6.900% Senior Notes Due 2018 (included in Exhibit 4.2)	8-K	No. 000-09992	4.2	May 6, 2008

10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998

10.2	Amended and Restated 1997 Employee Stock Purchase Plan*	S-8	No. 333-75944	10.1	December 26, 2001

10.3	2000 Nonstatutory Stock Option Plan*	S-8	No. 333-100166	10.3	September 27, 2002

10.4	KLA Instruments Corporation Restated 1982 Stock Option Plan, as amended November 18, 1996*	S-8	No. 333-22941	10.74	March 7, 1997

10.5	Excess Profit Stock Plan*	S-8	No. 333-60883	10.15	August 7, 1998

10.6	Form of KLA-Tencor Corporation Corporate Officers Retention Plan*	S-4	No. 333-23075	10.2	March 11, 1997

10.7	Form of Indemnification Agreement for directors and executive officers*	10-K	No. 000-09992	10.3	September 29, 1997

10.8	Livermore Land Purchase and Sale Agreement by and between Shea Center Livermore, LLC and KLA-Tencor Corporation	10-K	No. 000-09992	10.16	September 28, 2000

10.9	Severance Agreement and General Release by and between KLA-Tencor Corporation and Gary E. Dickerson	10-K	No. 000-09992	10.9	August 30, 2004

10.10	2004 Equity Incentive Plan (as amended and restated)*	Proxy	No. 000-09992	Appendix A	October 11, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.11	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004

10.12	Blue29 Corporation 2003 Stock Incentive Plan*	S-8	No. 3331-20218	10.1	November 4, 2004

10.13	Option Grant Notification*	8-K	No. 000-09992	10.1	September 29, 2005

10.14	Amended and restated agreement by and between KLA-Tencor Corporation and Kenneth L. Schroeder*	10-Q	No. 000-09992	10.14	February 2, 2006

10.15	KLA-Tencor Corporation Performance Bonus Plan*	10-Q	No. 000-09992	10.15	February 2, 2006

10.16	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006

10.17	Form of Restricted Stock Unit Award Notification (Service-Vesting)*

10.18	Form of Restricted Stock Unit Award Notification (Performance-Vesting)*	8-K	No. 000-09992	10.19	September 20, 2006

10.19	Form of Restricted Stock Unit Agreement*	8-K	No. 000-09992	10.20	September 20, 2006

10.20	Separation Agreement and General Release by and between KLA-Tencor Corporation and Kenneth Levy	8-K	No. 000-09992	99.1	October 30, 2006

10.21	Amendment No. 1 to Separation Agreement and General Release by and between KLA-Tencor Corporation and Kenneth Levy	8-K	No. 000-09992	99.2	October 30, 2006

10.22	Form of Stock Option Amendment and Special Bonus Agreement (with Chief Executive Officer)	8-K	No. 000-09992	99.1	January 5, 2007

10.23	KLA-Tencor Corporation Outstanding Corporate Performance Plan for Fiscal 2007 *+	10-K	No. 000-09992	10.23	January 29, 2007

10.24	Agreement by and between KLA-Tencor Corporation and Ben Tsai (as amended and restated)	10-K	No. 000-09992	10.26	January 29, 2007

10.25	Letter Agreement between KLA-Tencor Corporation, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated+	10-Q	No. 000-09992	10.27	May 7, 2007

10.26	Letter Agreement by and between KLA-Tencor Corporation and Brian M. Martin	10-Q	No. 000-09992	10.28	May 7, 2007

10.27	Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(1)	(1)	(1)	(1)

10.28	Amendment No. 1 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(2)	(2)	(2)	(2)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.29	Amendment No. 2 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(3)	(3)	(3)	(3)

10.30	Amendment No. 3 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(4)	(4)	(4)	(4)

10.31	Amendment No. 4 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(5)	(5)	(5)	(5)

10.32	ADE Corporation’s 1995 Stock Option Plan*	(6)	(6)	(6)	(6)

10.33	ADE Corporation 1997 Employee Stock Option Plan*	(7)	(7)	(7)	(7)

10.34	Amendment to ADE Corporation’s 1997 Employee Stock Option Plan dated April 7, 1999*	(8)	(8)	(8)	(8)

10.35	ADE Corporation’s 2000 Employee Stock Option Plan (as amended)*	(9)	(9)	(9)	(9)

10.36	Fiscal Year 2008 Performance Bonus Plan*+	10-Q	No. 000-09992	10.38	October 31, 2007

10.37	Executive Severance Plan (as amended on September 20, 2007)*	10-Q	No. 000-09992	10.39	October 31, 2007

10.38	Executive Deferred Savings Plan*	S-8	No. 333-147437	99.1	November 15, 2007

10.39	Release Agreement by Jorge Titinger	10-Q	No. 000-09992	10.41	January 28, 2008

10.40	Form of Stock Option Amendment and Special Bonus Agreement	8-K	No. 000-09992	99.1	November 13, 2007

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement
+	Confidential treatment has been requested as to a portion of this exhibit.
(1)	Incorporated by reference to Exhibit 10.22 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Commission File No. 000-26911).

(2)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Registration Statement on Form S-8, filed February 22, 2002 (Commission File No. 333-83282).
(3)	Incorporated by reference to Exhibit 99.1 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).
(4)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).
(5)	Incorporated by reference to Exhibit 10.21 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005 (Commission File No. 000-26911).
(6)	Incorporated by reference to Exhibit 10.2 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (Commission File No. 000-26714).
(7)	Incorporated by reference to Exhibit 10.3 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 1999 (Commission File No. 000-26714).
(8)	Incorporated by reference to Exhibit 4.3 to ADE Corporation’s Registration Statement on Form S-8, filed February 18, 1998 (Commission File No. 333-46505).
(9)	Incorporated by reference to Exhibit 10.4 to ADE Corporation’s Registration Statement on Form S-1 (Commission File No. 33-96408).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLA-Tencor Corporation

August 7, 2008	By:	/s/ RICHARD P. WALLACE
(Date)		Richard P. Wallace
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD P. WALLACE Richard P. Wallace	Chief Executive Officer and Director (principal executive officer)	August 7, 2008

/s/ JOHN H. KISPERT John H. Kispert	President, Chief Operating Officer and Chief Financial Officer (principal financial officer)	August 7, 2008

/s/ VIRENDRA A. KIRLOSKAR Virendra A. Kirloskar	Chief Accounting Officer (principal accounting officer)	August 7, 2008

/s/ ROBERT P. AKINS Robert P. Akins	Director	August 7, 2008

/s/ EDWARD W. BARNHOLT Edward W. Barnholt	Chairman of the Board and Director	August 7, 2008

/s/ ROBERT T. BOND Robert T. Bond	Director	August 7, 2008

/s/ ROBERT M. CALDERONI Robert M. Calderoni	Director	August 7, 2008

/s/ JOHN T. DICKSON John T. Dickson	Director	August 7, 2008

/s/ STEPHEN P. KAUFMAN Stephen P. Kaufman	Director	August 7, 2008

/s/ KEVIN J. KENNEDY Kevin J. Kennedy	Director	August 7, 2008

/s/ KIRAN M. PATEL Kiran M. Patel	Director	August 7, 2008

/s/ LIDA URBANEK Lida Urbanek	Director	August 7, 2008

/s/ DAVID C. WANG David C. Wang	Director	August 7, 2008

SCHEDULE II

Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Charged to Expense	Deductions/ Adjustments	Balance At End of Period
Fiscal Year Ended June 30, 2006:
Allowance for Doubtful Accounts	$12,225	$16	$(133)	$12,108

Fiscal Year Ended June 30, 2007:
Allowance for Doubtful Accounts	$12,108	$63	$(442)	$11,729

Fiscal Year Ended June 30, 2008:
Allowance for Doubtful Accounts	$11,729	$182	$346	$12,257

KLA-TENCOR CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger relating to the acquisition of ADE Corporation	8-K	No. 000-09992	2.1	May 26, 2006

2.2	Agreement Relating to a Friendly Take-Over Bid to be Brought for ICOS Vision Systems Corporation NV, entered into between KLA-Tencor Corporation and ICOS Vision Systems Corporation NV, dated February 20, 2008	8-K	No. 000-09992	2.1	February 21, 2008

3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001

3.3	Amended and Restated Bylaws of KLA-Tencor Corporation	8-K	No. 000-09992	3.1	November 13, 2007

4.1	Amended and Restated Rights Agreement dated as of April 25, 1996 between the Company and The First National Bank of Boston, as Rights Agent. This agreement includes the Form of Right Certificate as Exhibit A and the Summary of Terms of Rights as Exhibit B	8-A/A, Amendment No. 2	No. 000-09992	1	September 24, 1996

4.2	Indenture dated as of May 2, 2008 by and between KLA-Tencor Corporation and Wells Fargo Bank, N.A., as trustee	8-K	No. 000-09992	4.1	May 6, 2008

4.3	Form of 6.900% Senior Notes Due 2018 (included in Exhibit 4.2)	8-K	No. 000-09992	4.2	May 6, 2008

10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998

10.2	Amended and Restated 1997 Employee Stock Purchase Plan*	S-8	No. 333-75944	10.1	December 26, 2001

10.3	2000 Nonstatutory Stock Option Plan*	S-8	No. 333-100166	10.3	September 27, 2002

10.4	KLA Instruments Corporation Restated 1982 Stock Option Plan, as amended November 18, 1996*	S-8	No. 333-22941	10.74	March 7, 1997

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.5	Excess Profit Stock Plan*	S-8	No. 333-60883	10.15	August 7, 1998

10.6	Form of KLA-Tencor Corporation Corporate Officers Retention Plan*	S-4	No. 333-23075	10.2	March 11, 1997

10.7	Form of Indemnification Agreement for directors and executive officers*	10-K	No. 000-09992	10.3	September 29, 1997

10.8	Livermore Land Purchase and Sale Agreement by and between Shea Center Livermore, LLC and KLA-Tencor Corporation	10-K	No. 000-09992	10.16	September 28, 2000

10.9	Severance Agreement and General Release by and between KLA-Tencor Corporation and Gary E. Dickerson	10-K	No. 000-09992	10.9	August 30, 2004

10.10	2004 Equity Incentive Plan (as amended and restated)*	Proxy	No. 000-09992	Appendix A	October 11, 2007

10.11	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004

10.12	Blue29 Corporation 2003 Stock Incentive Plan*	S-8	No. 333-120218	10.1	November 4, 2004

10.13	Option Grant Notification*	8-K	No. 000-09992	10.1	September 29, 2005

10.14	Amended and restated agreement by and between KLA-Tencor Corporation and Kenneth L. Schroeder*	10-Q	No. 000-09992	10.14	February 2, 2006

10.15	KLA-Tencor Corporation Performance Bonus Plan*	10-Q	No. 000-09992	10.15	February 2, 2006

10.16	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006

10.17	Form of Restricted Stock Unit Award Notification (Service-Vesting)*

10.18	Form of Restricted Stock Unit Award Notification (Performance-Vesting)*	8-K	No. 000-09992	10.19	September 20, 2006

10.19	Form of Restricted Stock Unit Agreement*	8-K	No. 000-09992	10.20	September 20, 2006

10.20	Separation Agreement and General Release by and between KLA-Tencor Corporation and Kenneth Levy	8-K	No. 000-09992	99.1	October 30, 2006

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.21	Amendment No. 1 to Separation Agreement and General Release by and between KLA-Tencor Corporation and Kenneth Levy	8-K	No. 000-09992	99.2	October 30, 2006

10.22	Form of Stock Option Amendment and Special Bonus Agreement (with Chief Executive Officer)	8-K	No. 000-09992	99.1	January 5, 2007

10.23	KLA-Tencor Corporation Outstanding Corporate Performance Plan for Fiscal 2007 *+	10-K	No. 000-09992	10.23	January 29, 2007

10.24	Agreement by and between KLA-Tencor Corporation and Ben Tsai (as amended and restated)	10-K	No. 000-09992	10.26	January 29, 2007

10.25	Letter Agreement between KLA-Tencor Corporation, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated+	10-Q	No. 000-09992	10.27	May 7, 2007

10.26	Letter Agreement by and between KLA-Tencor Corporation and Brian M. Martin	10-Q	No. 000-09992	10.28	May 7, 2007

10.27	Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(1)	(1)	(1)	(1)

10.28	Amendment No. 1 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(2)	(2)	(2)	(2)

10.29	Amendment No. 2 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(3)	(3)	(3)	(3)

10.30	Amendment No. 3 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(4)	(4)	(4)	(4)

10.31	Amendment No. 4 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(5)	(5)	(5)	(5)

10.32	ADE Corporation’s 1995 Stock Option Plan*	(6)	(6)	(6)	(6)

10.33	ADE Corporation 1997 Employee Stock Option Plan*	(7)	(7)	(7)	(7)

10.34	Amendment to ADE Corporation’s 1997 Employee Stock Option Plan dated April 7, 1999*	(8)	(8)	(8)	(8)

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.35	ADE Corporation’s 2000 Employee Stock Option Plan (as amended)*	(9)	(9)	(9)	(9)

10.36	Fiscal Year 2008 Performance Bonus Plan*+	10-Q	No. 000-09992	10.38	October 31, 2007

10.37	Executive Severance Plan (as amended on September 20, 2007)*	10-Q	No. 000-09992	10.39	October 31, 2007

10.38	Executive Deferred Savings Plan*	S-8	No. 333-147437	99.1	November 15, 2007

10.39	Release Agreement by Jorge Titinger	10-Q	No. 000-09992	10.41	January 28, 2008

10.40	Form of Stock Option Amendment and Special Bonus Agreement	8-K	No. 000-09992	99.1	November 13, 2007

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement
+	Confidential treatment has been requested as to a portion of this exhibit.
(1)	Incorporated by reference to Exhibit 10.22 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Commission File No. 000-26911).
(2)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Registration Statement on Form S-8, filed February 22, 2002 (Commission File No. 333-83282).
(3)	Incorporated by reference to Exhibit 99.1 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).
(4)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).
(5)	Incorporated by reference to Exhibit 10.21 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005 (Commission File No. 000-26911).

(6)	Incorporated by reference to Exhibit 10.2 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (Commission File No. 000-26714).
(7)	Incorporated by reference to Exhibit 10.3 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 1999 (Commission File No. 000-26714).
(8)	Incorporated by reference to Exhibit 4.3 to ADE Corporation’s Registration Statement on Form S-8, filed February 18, 1998 (Commission File No. 333-46505).
(9)	Incorporated by reference to Exhibit 10.4 to ADE Corporation’s Registration Statement on Form S-1 (Commission File No. 33-96408).