Form 10-Q
period 2008-09-30
KLA TENCOR CORP
filed 2008-10-31
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 23, 2008 there were 168,859,158 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KLA-TENCOR CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)	September 30, 2008	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$733,459	$1,128,106
Marketable securities	531,633	409,130
Accounts receivable, net	370,343	492,488
Inventories, net	503,673	459,449
Deferred income taxes	315,782	328,588
Other current assets	172,312	218,003

Total current assets	2,627,202	3,035,764
Land, property and equipment, net	350,700	355,474
Marketable securities	41,419	42,147
Goodwill	612,977	601,882
Purchased intangibles, net	359,177	297,778
Other assets	490,772	515,345

Total assets	$4,482,247	$4,848,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,661	$104,315
Deferred system profit	82,130	150,797
Unearned revenue	61,757	56,692
Other current liabilities	529,038	638,528

Total current liabilities	775,586	950,332
Non-current liabilities:
Long-term debt	744,796	744,661
Income tax payable	63,468	63,634
Unearned revenue	24,087	31,745
Other non-current liabilities	113,709	76,288

Total liabilities	1,721,646	1,866,660
Commitments and contingencies (Note 13 and Note 14)
Stockholders’ equity:
Common stock and capital in excess of par value	763,925	729,629
Retained earnings	2,012,838	2,204,417
Accumulated other comprehensive income(loss)	(16,162)	47,684

Total stockholders’ equity	2,760,601	2,981,730

Total liabilities and stockholders’ equity	$4,482,247	$4,848,390

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
(In thousands except per share data)	2008	2007
Revenues:
Product	$405,496	$578,432
Service	127,017	114,588

Total revenues	532,513	693,020

Costs and operating expenses:
Costs of revenues	258,203	305,893
Engineering, research and development	114,361	99,344
Selling, general and administrative	125,011	110,505

Total costs and operating expenses	497,575	515,742

Income from operations	34,938	177,278
Interest income and other, net	18,050	17,859
Interest expense	13,873	385

Income before income taxes	39,115	194,752
Provision for income taxes	19,826	106,594

Net income	$19,289	$88,158

Net income per share:
Basic	$0.11	$0.47

Diluted	$0.11	$0.46

Cash dividend paid per share	$0.15	$0.15

Weighted average number of shares:
Basic	172,088	187,789

Diluted	174,386	193,043

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended September 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$19,289	$88,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,708	24,952
Asset impairment charges	12,358	—
Gain on sale of real estate assets	(1,368)	—
Non-cash stock-based compensation	34,382	28,083
Tax benefit(charge) from employee stock options	(618)	6,516
Excess tax benefit from stock-based compensation	(1,689)	(2,840)
Net gain on sale of marketable securities and other investments	(128)	(62)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
(Increase)decrease in accounts receivable, net	131,364	(18,755)
(Increase)decrease in inventories	(16,739)	39,697
Decrease in other assets	50,623	15,155
Increase(decrease) in accounts payable	(9,881)	26,320
Increase(decrease) in deferred system profit	(68,667)	6,299
Decrease in other liabilities	(110,277)	(7,738)

Net cash provided by operating activities	81,357	205,785

Cash flows from investing activities:
Acquisition of business, net of cash received	(127,023)	—
Capital expenditures, net	(10,132)	(14,883)
Proceeds from sale of real estate assets	2,466	—
Purchase of available-for-sale securities	(394,378)	(336,373)
Proceeds from sale and maturity of available-for-sale securities	269,235	555,683
Purchase of trading securities	(8,939)	(23,880)
Proceeds from sale of trading securities	11,704	23,257

Net cash provided by (used in) investing activities	(257,067)	203,804

Cash flows from financing activities:
Issuance of common stock	5,967	96,655
Tax withholding payment related to vested and released restricted stock units	(10,342)	—
Common stock repurchases	(177,469)	(683,534)
Payment of dividends to stockholders	(25,840)	(28,459)
Excess tax benefit from stock-based compensation	1,689	2,840

Net cash used in financing activities	(205,995)	(612,498)

Effect of exchange rate changes on cash and cash equivalents	(12,942)	(5,551)

Net decrease in cash and cash equivalents	(394,647)	(208,460)
Cash and cash equivalents at beginning of period	1,128,106	722,511

Cash and cash equivalents at end of period	$733,459	$514,051

Supplemental cash flow disclosures:
Income taxes paid, net	$11,042	$31,858

Interest paid	$424	$395

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation. The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the SEC on August 7, 2008.

The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company has included the results of operations of acquired companies from the date of acquisition.

The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2009.

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. Interest expense is now presented as a separate line item in our condensed consolidated statements of operations (previously reported as a component of interest income and other, net). Cash flows from our trading securities were reclassified from operating to investing activities in our condensed consolidated statements of cash flows, and purchases and proceeds from sale of trading securities are now presented separately (previously reported on a net basis) based on our analysis of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. These reclassifications had no effect on our consolidated operating results or our change in cash and cash equivalents, as previously reported.

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

Recent Accounting Pronouncements. On August 27, 2008, the SEC announced that they will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, the Company could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and the Company will continue to monitor the development of the potential implementation of IFRS.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of July 1, 2008, in situations where the market is not active. The Company has considered the guidance provided by FSP SFAS No. 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material.

NOTE 2 – FAIR VALUE MEASUREMENTS

Effective July 1, 2008, the Company adopted the fair value measurement and disclosure provisions of SFAS No. 157, Fair Value Measurements, which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS No. 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, which allows companies to elect a one-year delay in applying SFAS No. 157 to certain fair value measurements, primarily related to nonfinancial instruments. The Company elected the delayed adoption date for the portions of SFAS No. 157 impacted by FSP SFAS No. 157-2. The partial adoption of SFAS No. 157 was prospective and did not have a significant effect on the Company’s Condensed Consolidated Financial Statements. The Company is currently evaluating the impact of applying the deferred portion of SFAS No. 157 to the nonrecurring fair value measurements of its nonfinancial assets and liabilities. In accordance with FSP SFAS No. 157-2, the fair value measurements for nonfinancial assets and liabilities will be adopted effective for fiscal years beginning after November 15, 2008.

Concurrently with the adoption of SFAS No. 157, the Company adopted SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. As of September 30, 2008, the Company did not elect the fair value option under SFAS No. 159 for any financial assets and liabilities that were not previously measured at fair value.

Fair Value Hierarchy. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1	Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2	Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Most of the Company’s financial instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market funds and U.S. Treasury securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include U.S. agency securities, commercial paper, U.S. corporate bonds and municipal obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

The principal market in which we execute our foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. Our foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.

The types of instruments valued based on unobservable inputs include the auction rate securities held by the Company. Such instruments are generally classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of these auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities.

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income securities	$1,031,741	$653,615	$336,707	$41,419
Trading securities held in deferred compensation plans	128,214	128,214	—	—
Derivative assets	4,776	—	4,776	—

Total financial assets under SFAS No. 157	$1,164,731	$781,829	$341,483	$41,419

Derivative liabilities	$11,017	$—	$11,017	$—

Total financial liabilities under SFAS No. 157	$11,017	$—	$11,017	$—

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2008 as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$458,689	$400,942	$57,747	$—
Short-term investments	531,633	252,673	278,960	—
Long-term investments	41,419	—	—	41,419
Other current assets	4,776	—	4,776	—
Other assets	128,214	128,214	—	—

Total financial assets under SFAS No. 157	$1,164,731	$781,829	$341,483	$41,419

Other current accrued liabilities	$11,017	$—	$11,017	$—

Total financial liabilities under SFAS No. 157	$11,017	$—	$11,017	$—

Changes in our Level 3 securities for the three months ended September 30, 2008 were as follows:

Level 3
Aggregate estimated fair value of Level 3 securities at June 30, 2008	$42,147
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	22
Settlements	(750)
Transfers in and/or out of Level 3	—

Aggregate estimated fair value of Level 3 securities at September 30, 2008	$41,419

NOTE 3 – BALANCE SHEET COMPONENTS

(In thousands)	September 30, 2008	June 30, 2008
Accounts receivable, net
Accounts receivable, gross	$382,810	$504,745
Allowance for doubtful accounts	(12,467)	(12,257)

	$370,343	$492,488

Inventories, net
Customer service parts	$168,693	$169,557
Raw materials	135,350	120,364
Work-in-process	102,538	84,102
Finished goods and demonstration equipment	97,092	85,426

	$503,673	$459,449

Land, property and equipment, net
Land	$71,808	$73,715
Buildings and improvements	142,874	146,130
Machinery and equipment	450,060	440,249
Office furniture and fixtures	36,614	35,449
Leasehold improvements	151,794	150,473
Construction in progress	5,593	4,946

	858,743	850,962
Less: accumulated depreciation and amortization	(508,043)	(495,488)

	$350,700	$355,474

Other assets
Long-term investments	$157,847	$173,680
Deferred tax assets – long-term	316,900	323,870
Other	16,025	17,795

	$490,772	$515,345

Other current liabilities
Warranty and retrofit obligations	$41,799	$47,953
Compensation and benefits	296,091	283,366
Income taxes payable	33,507	24,675
Interest payable	21,563	8,625
Accrued litigation costs	7,653	71,552
Other accrued expenses	128,425	202,357

	$529,038	$638,528

NOTE 4 – MARKETABLE SECURITIES

(In thousands)	September 30, 2008	June 30, 2008
Cash equivalents and short-term marketable securities:
U.S. Treasuries	$82,461	$19,992
U.S. Government agency securities	232,047	217,875
Municipal bonds	11,192	1,002
Corporate debt securities	232,846	153,575
Money market bank deposits and other	423,609	18,543
Sovereign/Multilateral obligations	8,167	28,420

	990,322	439,407
Less: Amounts included in cash equivalents	(458,689)	(30,277)

Total short-term marketable securities	$531,633	$409,130

Long-term marketable securities:
Auction rate securities	$41,419	$42,147

Total long-term marketable securities	$41,419	$42,147

The Company’s investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by the Company are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa. In February 2008, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that the Company held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. As a result, the Company has classified these securities with failed auctions as long-term assets in its condensed consolidated balance sheet. During the three months ended June 30, 2008, $4.8 million of the auction rate securities with a net book value of $4.6 million was called at par by the issuer; therefore no losses were recognized on these securities. During the three months ended September 30, 2008, an additional $0.8 million of the auction rate securities with a net book value of $0.7 million was called at par by the issuer; therefore no losses were recognized on these securities. The balance of the auction rate securities at September 30, 2008 was $41.4 million.

In August 2008, the securities firm from which the Company purchased the auction rate securities entered into a settlement in principle with the SEC and various state regulatory agencies to restore liquidity to all clients holding auction rate securities. Per the settlement, the securities firm has agreed to offer certain clients the option to redeem all of their auction rate securities at par, (i.e., no possibility of a loss upon redemption, presuming the securities firm remains viable), from the securities firm between June 30, 2010 and June 30, 2012. The Company has determined that the securities firm’s settlement value constitutes a contingent gain. Therefore, in accordance with SFAS No. 5, Accounting for Contingencies, the Company did not recognize any gain during the three months ended September 30, 2008. As of September 30, 2008, the Company recorded a temporary impairment charge of $0.8 million (net of tax of $0.5 million) in accumulated other comprehensive loss, a component of stockholders’ equity. The Company estimated the fair value of these securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. However, the Company will reassess this conclusion in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, market risk and other factors. Such a reassessment may result in a conclusion that the investments are more than temporarily impaired. Based on the Company’s expected operating cash flows and other sources of cash, it does not believe that any reduction in liquidity of its auction rate securities will have a material impact on its overall ability to meet its liquidity needs.

NOTE 5 – BUSINESS COMBINATIONS

The Company accounts for business combinations using the purchase method of accounting. Consideration includes the cash paid and the value of options assumed, if any, less any cash acquired, and excludes contingent employee compensation payable in cash.

During the three months ended September 30, 2008, the Company completed its acquisition of the Microelectronic Inspection Equipment business unit (“MIE business unit”) of Vistec Semiconductor Systems for net cash consideration of approximately $141.4 million, of which $127.0 million was paid during the three months ended September 30, 2008 and the remaining $14.4 million was accrued at September 30, 2008. The acquired MIE business unit is a provider of mask registration measurement tools, scanning electron microscopy (“SEM”) based tools for mask critical dimension measurement and macro defect inspection systems.

The following table represents preliminary purchase price allocation and summarizes the aggregate estimated fair values of the net assets acquired on the closing date of the acquisition of the MIE business unit:

(in thousands)	Preliminary Purchase Price Allocation
Cash	$14,219
Current assets	60,017
Intangibles:
Existing technology	39,800
Patents	18,200
Trade name/Trademarks	4,800
Customer relationships	19,300
In-process R&D (“IPR&D”)	8,600
Backlog	6,750
Other intangible assets	9,950
Noncurrent assets	2,749
Goodwill	35,710
Liabilities assumed	(64,477)

$155,618

Cash consideration – paid	$141,242
Cash consideration – accrued(1)	$14,376

(1)	The $14.4 million of accrued cash consideration represents payments to be made for funding of remaining estimated obligations and the funding of escrow amounts under the stock purchase agreement. This amount is expected to be settled and paid in the three months ending December 31, 2008.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $35.7 million of goodwill was assigned to the defect inspection operating segment, which is not expected to be deductible for tax purposes. This acquisition provides the Company with a line of mask registration measurement tools to complement the Company’s existing mask inspection products. In addition, through the acquisition the Company has acquired a provider of SEM-based tools for mask critical dimension measurement. Other technologies of the MIE business unit acquired by the Company in the transaction include macro defect inspection systems, overlay measurement systems for microelectromechanical systems (“MEMS”) applications and software packages for defect classification and data analysis.

The results of operations of the acquired MIE business unit are included in the accompanying Condensed Consolidated Statement of Operations from the closing date of the acquisition on September 30, 2008. Pro forma earnings information has not been presented because the effect of the acquisition of the MIE business unit is not material.

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

The Company expensed IPR&D of $8.6 million upon the completion of the acquisition of the MIE business unit in the three months ended September 30, 2008, in connection with acquired intellectual property for which technological feasibility has not been established and no future alternative uses exist.

NOTE 6 – GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The following table presents goodwill balances and the movements during the three months ended September 30, 2008:

(In thousands)	Amount
As of June 30, 2008	$601,882
Acquisition	35,710
Adjustments	(24,615)

As of September 30, 2008	$612,977

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to KLA-Tencor’s reporting units pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, KLA-Tencor completed its annual evaluation of the goodwill by reporting unit during the quarter ended December 31, 2007 and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of the fiscal year ended June 30, 2008. However, a decline in the Company’s stock price or significant adverse change to the business outlook could require the Company to take a material impairment charge related to its goodwill. Adjustments to goodwill during the three months ended September 30, 2008 resulted primarily from the $24.7 million foreign currency translation adjustments related to the Company’s acquisition of ICOS Vision Systems Corporation NV (“ICOS”) and a $4.5 million impairment of a certain business unit that is held for sale as of September 30, 2008 which was recorded to selling, general and administrative expense, which are offset by $4.6 million fair value adjustments reflecting purchase price allocation adjustments related to ICOS, which the Company acquired in the fiscal year ended June 30, 2008.

Purchased Intangible Assets

The components of purchased intangible assets as of September 30, 2008 and June 30, 2008 were as follows:

(in thousands)		As of September 30, 2008			As of June 30, 2008
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	4-7 years	$232,459	$64,386	$168,073	$201,606	$55,813	$145,793
Patents	6-13 years	87,179	22,532	64,647	71,749	18,615	53,134
Trade name / Trademark	4-10 years	37,610	7,623	29,987	33,929	5,918	28,011
Customer relationships	6-7 years	96,845	17,275	79,570	80,600	12,707	67,893
Other	0-1 year	31,213	14,313	16,900	14,822	11,875	2,947

Total		$485,306	$126,129	$359,177	$402,706	$104,928	$297,778

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the fiscal year ended June 30, 2008, the Company identified a certain business unit as held for sale and based on the estimated selling price of that business unit, the Company determined that the carrying amount of certain related intangible assets, primarily existing technology, patents and customer relationship, exceeded fair value by $6.5 million. As a result, an impairment charge of $6.5 million was recorded during the fiscal year ended June 30, 2008. During the three months ended September 30, 2008, based on the revised estimated selling price of that business unit, the Company determined that the carrying amount of certain related net assets further exceeded fair value by $11.9 million. As a result, an additional impairment charge of $11.9 million, of which $4.5 million relates to goodwill impairment and $7.4 million relates to intangible assets impairment, was recorded during the three months ended September 30, 2008. Of the $7.4 million of intangible assets impairment, $5.4 million was recorded to costs of revenues and $2.0 million to selling, general and administrative expense.

For the three months ended September 30, 2008 and 2007, amortization expense for purchased intangible assets was $24.9 million and $8.5 million, respectively. Based on the intangible assets recorded as of September 30, 2008, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (in thousands)
2009 (remaining 9 months)	$54,674
2010	63,911
2011	62,904
2012	59,817
2013	46,250
Thereafter	71,621

Total	$359,177

NOTE 7 – LONG-TERM DEBT

In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as at September 30, 2008.

In certain circumstances involving a change of control followed by a downgrade of the rating of the Company’s senior notes, the Company will be required to make an offer to repurchase the senior notes at a purchase price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. The Company’s ability to repurchase the senior notes in such event may be limited by law, by the indenture associated with the senior notes, by the terms of other agreements to which the Company may be party at such time. If the Company fails to repurchase the senior notes as required by the indenture, it would constitute an event of default under the indenture governing the senior notes which, in turn, may also constitute an event of default under other of its obligations.

Based on the trading prices of the debt at September 30, 2008 and the interest rates the Company could obtain for other borrowings with similar terms at that date, the estimated fair value of the debt at September 30, 2008 was $672.8 million.

NOTE 8 – STOCK-BASED COMPENSATION

Equity Incentive Program

Under the Company’s current equity incentive program, the Company issues equity awards under its 2004 Equity Incentive Plan (the “2004 Plan”), under which officers, employees, non-employee directors and consultants may be granted options to purchase shares of the Company’s stock, restricted stock units and other types of equity awards.

Except for options granted to non-employee directors as part of their regular compensation package for service through the end of the first quarter of fiscal year 2008, the Company has granted only restricted stock units under its equity incentive program since July 1, 2006. For the preceding several years until June 30, 2006, stock options (except for the retroactively priced options which were granted primarily prior to the fiscal year ended June 30, 2002) were generally granted at the market price of the Company’s common stock on the date of grant, with a vesting period of five years and an exercise period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as service-based or performance-based vesting. Substantially all of the Company’s employees that meet established performance goals and qualify as key employees participate in its main equity incentive plan.

On October 18, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) which provides for the grant of options to purchase shares of its common stock, stock appreciation rights, restricted stock, performance shares, performance units and deferred stock units to its employees, consultants and members of its Board of Directors. The 2004 Plan permits the issuance of up to 21.0 million shares of common stock, of which 8.0 million shares were available for grant as of September 30, 2008. Any 2004 Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto. Total options outstanding under all plans as of September 30, 2008 were 15.4 million shares with a weighted-average remaining contractual term of 4.2 years. During the three months ended September 30, 2008, restricted stock units covering approximately 0.3 million shares of the Company’s common stock were granted with performance-based and service-based vesting terms.

The following table summarizes the combined activity under the equity incentive plans for the indicated period:

(in thousands except for weighted-average exercise price)	Available For Grant	Options Outstanding	Weighted- Average Exercise Price
Balances at June 30, 2008	9,245	16,012	$42.43
Plan shares expired	(149)	—	—
Restricted stock units granted(1)	(1,025)	—	—
Restricted stock units canceled(1)	133	—	—
Restricted stock units traded for taxes	542	—	—
Options canceled/expired/forfeited	231	(231)	$46.07
Options exercised	—	(409)	$15.01

Balances at September 30, 2008	8,977	15,372	$43.11

(1)	Any 2004 Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto.

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

The following table shows pre-tax stock-based compensation expense for the three months ended September 30, 2008 and 2007:

(in thousands)	Three months ended September 30,
	2008	2007
Stock-based compensation expense by:
Costs of revenues	$5,456	$6,253
Engineering, research and development	9,972	8,592
Selling, general and administrative	18,954	13,238

Total stock-based compensation	$34,382	$28,083

Stock Options

Except for options granted to non-employee directors as part of their regular compensation package for service through the end of the first quarter of fiscal year 2008, the Company has granted only restricted stock units under its equity incentive program since July 1, 2006. Therefore, no comparative information is presented in the table below for the three months ended September 30, 2008. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulleting (“SAB”) No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

Three months ended September 30, 2007
Stock option plan:
Expected stock price volatility	32%
Risk free interest rate	4.8%
Dividend yield	0.9%
Expected life of options (in years)	4.7

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

The following table shows the grant-date fair value after estimated forfeitures, weighted-average grant date fair value per share, total intrinsic value of options exercised, total cash received from employees as a result of employee stock option exercises, and tax benefits realized in connection with these exercises of the stock options for the three months ended September 30, 2008 and 2007:

(in thousands, except for weighted-average grant date fair value per share)	Three months ended September 30,
	2008	2007
Grant-date fair value after estimated forfeitures	$—	$219
Weighted-average grant date fair value per share	—	18.25
Total intrinsic value of options exercised	9,149	50,492
Total cash received from employees as a result of employee stock option exercises	5,967	96,655
Tax benefits realized in connection with these exercises	3,217	17,510

As of September 30, 2008, 12.8 million options were exercisable with a weighted-average exercise price of $42.84 and weighted-average remaining contractual term of 4.0 years. The aggregate intrinsic value for the options exercisable as of September 30, 2008 was $6.5 million. As of September 30, 2008, the unrecognized stock-based compensation balance related to stock options was $38.8 million and will be recognized over an estimated weighted-average amortization period of 1.8 years.

The Company settles employee stock option exercises with newly issued common shares except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.

The following table shows stock-based compensation capitalized as inventory and deferred system profit as of September 30, 2008 and June 30, 2008:

(in thousands)	September 30, 2008	June 30, 2008
Inventory	$6,838	$6,526
Deferred system profit	$432	$829

Restricted Stock Units

The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, and forfeited during the three months ended September 30, 2008 and restricted stock units outstanding as of September 30, 2008 and June 30, 2008:

Restricted Stock Units	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2008	5,075	$31.50
Granted	569	$21.70
Vested and released	(957)	$32.06
Forfeited	(73)	$30.16

Outstanding restricted stock units as of September 30, 2008	4,614	$30.19

Since the beginning of the fiscal year ended June 30, 2007, the restricted stock units granted by the Company generally vest in two equal installments on the second and fourth anniversaries of the date of grant. Prior to the fiscal year ended June 30, 2007, the restricted stock units granted by the Company generally vested in two equal installments over four or five years from the anniversary date of the grant. The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The restricted stock units have been awarded under the Company’s 2004 Plan, and each unit will entitle the recipient to one share of common stock when the applicable vesting requirements for that unit are satisfied. However, for each share actually issued under the awarded units, the share reserve under the 2004 Plan will be reduced by 1.8 shares, as provided under the terms of the 2004 Plan.

As of September 30, 2008, the unrecognized stock-based compensation balance related to restricted stock units was $103.9 million and will be recognized over an estimated weighted-average amortization period of 2.6 years.

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

	Three months ended September 30,
	2008	2007
Stock purchase plan:
Expected stock price volatility	41%	32%
Risk free interest rate	1.8%	4.9%
Dividend yield	1.4%	0.9%
Expected life of options (in years)	1.3	1.3

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to issue under the ESPP during the forthcoming fiscal year. As of September 30, 2008, a total of 2.0 million shares were reserved and available for issuance under the ESPP. In the first quarter of the fiscal year ending June 30, 2009, the Company estimated that it would need to issue up to 1.0 million shares under the ESPP during fiscal year 2009 and, in accordance with the evergreen provision of the ESPP, increased the number of shares reserved under the ESPP by 1.0 million shares.

IRC Section 409A Affected Options

Because virtually all holders of retroactively priced options that had been issued by the Company were not involved in or aware of the retroactive pricing, the Company took certain actions to deal with the adverse tax consequences that may have been incurred by the holders of retroactively priced options. The adverse tax consequences were that retroactively priced stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). One such action by the Company involved offering to amend the 409A Affected Options to increase the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment, in exchange for cash bonus payments to the option holders that were paid in January 2008 in an amount equal to the aggregate increase in exercise prices of the amended 409A Affected Options held by such option holders. The amended options would not be subject to taxation under IRC Section 409A. The Company amended certain options during the quarters ended December 31, 2006, March 31, 2007 and December 31, 2007, and paid cash bonuses in connection with such amendments during the quarter ended March 31, 2008. The Company recorded no charges related to the amendment of the 409A Affected Options or the payment of the related cash bonuses during the quarters ended September 30, 2007 or September 30, 2008.

Executive Severance and Consulting Agreement

During August 2008, the Company announced that effective January 1, 2009, John H. Kispert, the Company’s current President and Chief Operating Officer, will cease to be an employee of the Company. In accordance with the terms of a Severance and Consulting Agreement entered into between the Company and Mr. Kispert dated August 28, 2008, Mr. Kispert will receive, in addition to certain cash payments and benefits, the following benefits related to his outstanding equity awards: (i) accelerated, pro-rated vesting of the unvested portion (as of the date that his employment with the Company terminates) of all of his outstanding restricted stock units, such that a percentage of the unvested portion of each such restricted stock unit grant, representing the portion of the entire service vesting period under such grant that will have been served by Mr. Kispert as of the date that he ceases to be an employee of the Company, will be accelerated; (ii) the acceleration of the delivery of all restricted stock units for which vesting is accelerated in accordance with the provisions of the Severance and Consulting Agreement; and (iii) the extension of the post-termination exercise period of each of Mr. Kispert’s stock options so that each such option will remain exercisable for twelve months following the date Mr. Kispert ceases to be an employee of the Company, but in no event beyond the original term of the award. In connection with the stock-related benefits agreed to under such agreement, the Company recorded an additional non-cash, stock-based compensation charge of approximately $4.7 million during the three months ended September 30, 2008, which is included as a component of selling, general and administrative (“SG&A”) expense.

NOTE 9 – STOCK REPURCHASE PROGRAM

Since July 1997, the Board of Directors has authorized the Company to systematically repurchase up to 62.8 million shares of its common stock under the repurchase program in the open market. This plan was put into place to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans, and to return excess cash to the Company’s shareholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. At September 30, 2008, 11.3 million shares were available for repurchase under the Company’s repurchase program.

Share repurchases for the three months ended September 30, 2008 and 2007 were as follows:

(In thousands)	Three months ended September 30,
	2008	2007
Number of shares of common stock repurchased	4,960	11,656
Total cost of repurchase	$180,041	$683,534

At September 30, 2008, $10.4 million of the above total cost of repurchase amount remained unpaid and is recorded in other current liabilities. The $7.8 million which was accrued at June 30, 2008 was paid during the three months ended September 30, 2008.

NOTE 10 – EARNINGS PER SHARE

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

(in thousands, except per share data)	Three months ended September 30,
	2008	2007
Numerator:
Net income	$19,289	$88,158
Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock units	172,088	187,789
Effect of dilutive options and restricted stock	2,298	5,254

Denominator for diluted earnings per share	174,386	193,043

Basic earnings per share	$0.11	$0.47
Diluted earnings per share	$0.11	$0.46
Potentially dilutive securities(1)	12,572	1,803

(1)	The potentially dilutive securities are excluded from the computation of diluted earnings per share for the above periods because their effect would have been anti-dilutive.

The total amount of dividends paid during the three months ended September 30, 2008 and 2007 were $25.8 million and $28.5 million, respectively.

NOTE 11 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

(In thousands)	Three months ended September 30,
	2008	2007
Net income	$19,289	$88,158
Other comprehensive income (loss):
Currency translation adjustments	(63,623)	14,987
Gain (loss) on cash flow hedging instruments, net	2,137	(9,219)
Change in unrecognized losses and transition obligation related to pension and post retirement plans	170	14
Unrealized gain (loss) on investments, net (1)	(2,530)	2,652

Other comprehensive income (loss)	$(63,846)	$8,434
Total comprehensive income (loss)	$(44,557)	$96,592

(1) Tax effect of unrealized gain (loss) on investments	$(1,531)	$1,605

NOTE 12 – INCOME TAXES

The Company recorded a provision of $19.8 million for the three months ended September 30, 2008, which is an effective tax rate of 50.7%. The increase in the effective tax rate from 35.9% for the fiscal year ended June 30, 2008 to 50.7% for the three months ended September 30, 2008 is primarily due to the effect of $8.6 million in IPR&D charges related to the acquisition of the MIE business unit and the $4.5 million goodwill impairment charge related to a certain business unit, both of which are non-deductible for tax purposes.

The Company expects its effective income tax rate to decrease for the three months ending December 31, 2008 as the Company expects to record a benefit of approximately $6.0 million during the three months ending December 31, 2008 related to the period from January 1, 2008 to June 30, 2008 in connection with the reinstatement of the federal research and development credit from January 1, 2008 to December 31, 2009 under the Emergency Economic Stabilization Act of 2008, which was signed into law on October 3, 2008. In addition, the benefit from the credit for the fiscal year ending June 30, 2009 will be included in income tax rate in subsequent periods.

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is not under United States federal income tax examination at this time. The Company remains subject to federal income tax examination for all years from the fiscal year ended June 30, 2005. The Company is subject to state income tax examinations for all years from the fiscal year ended June 30, 2003. The Company is also subject to examinations in major foreign jurisdictions, including Japan, Israel and Singapore, for all years from the fiscal year ended June 30, 2003 and is currently under tax examinations in various other foreign tax jurisdictions. It is reasonably possible that certain examinations may be concluded in the next twelve months. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by up to $7.7 million within the next twelve months as a result of the lapse of statutes of limitations, and the resolution of agreements with various foreign tax authorities.

NOTE 13 – LITIGATION AND OTHER LEGAL MATTERS

Government Inquiries and SEC Settlement Relating to Historical Stock Option Practices. On May 23, 2006, the Company received a subpoena from the United States Attorney’s Office (“USAO”) requesting information relating to the Company’s past stock option grants and related accounting matters. Also on May 23, 2006, the Company received a letter from the SEC making an informal inquiry and request for information on the same subject matters. The Company learned on February 2, 2007 that the SEC had opened a formal investigation into these matters. The Company cooperated fully with the SEC investigation. On July 25, 2007, the Company announced that it had reached a settlement with the SEC by consenting to the entry of a permanent injunction against future violations of the reporting, books and records, and internal controls provisions of the federal securities laws. The settlement resolves completely the SEC investigation into the Company’s historical stock option granting practices. KLA-Tencor was not charged by the SEC with fraud; nor was the Company required to pay any civil penalty, fine, or money damages as part of the settlement. On July 31, 2008, the USAO informed the Company that it had closed its investigation and had determined not to take any action against the Company. Both the SEC and USAO investigations with respect to the Company are now closed.

The Company has also responded to inquiries from the U.S. Department of Labor, which is conducting an examination of the Company’s 401(k) Savings Plan prompted by the Company’s stock option issues. The Company is cooperating fully with this examination and intends to continue to do so. The Internal Revenue Service conducted an audit covering calendar year 2006 related to the Company’s historical stock option practices, which was concluded in July 2008 with a payment by the Company of $0.1 million. The Company cannot predict how long it will take to or how much more time and resources it will have to expend to resolve the remaining government inquiry, nor can it predict the outcome of that inquiry. Also, there can be no assurance that other inquiries, investigations or actions will not be started by other United States federal or state regulatory agencies or by foreign governmental agencies.

Shareholder Derivative Litigation Relating to Historical Stock Option Practices. Beginning on May 22, 2006, several persons and entities identifying themselves as shareholders of KLA-Tencor filed derivative actions purporting to assert claims on behalf of and in the name of the Company against various of the Company’s current and former directors and officers relating to its accounting for stock options issued from 1994 to the present. The complaints in these actions allege that the individual defendants breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with the Company’s historical stock option granting process, its accounting for past stock options, and historical sales of stock by the individual defendants. Three substantially similar actions are pending, one in the U.S. District Court for the Northern District of California (the “Federal Derivative Action,” which consists of three separate lawsuits consolidated in one action); one in the California Superior Court for Santa Clara County; and one in the Delaware Chancery Court.

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

The derivative actions are at an early procedural stage. The defendants are not yet required to respond to the complaints in any of the derivative actions. The Company’s Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to conduct an independent investigation of the claims asserted in the derivative actions and to determine the Company’s position with respect to those claims. On March 25, 2008, the SLC filed a motion to terminate the Federal Derivative Action and to approve certain settlements with individuals as identified below. The motion to terminate is currently awaiting decision by the court. The state court derivative actions in the California Superior Court for Santa Clara County and the Delaware Chancery Court are stayed pending a ruling on the SLC’s motion to terminate the Federal Derivative Action.

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

Shareholder Class Action Litigation Relating to Historical Stock Option Practices. KLA-Tencor and various of its current and former directors and officers were named as defendants in a putative securities class action filed on June 29, 2006 in the U.S. District Court for the Northern District of California. Two similar actions were filed later in the same court, and all three cases were consolidated into a single action. On September 26, 2008, Judge Charles Breyer of the Northern District granted final approval of a settlement resolving all class claims and dismissing with prejudice all claims brought by the consolidated action. The class action had alleged material misrepresentations in the Company’s SEC filings and public statements and brought claims under Section 10(b) and Rule 10b-5 thereunder, Section 14(a), Section 20(a), and Section 20A of the Securities Exchange Act of 1934 as a result of the Company’s past stock option grants and related accounting and reporting. The settlement resolved all claims against all defendants, who were KLA-Tencor, Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Gary E. Dickerson, Richard J. Elkus, Jr., Jeffrey L. Hall, Stephen P. Kaufman, John H. Kispert, Kenneth Levy, Michael E. Marks, Stuart J. Nichols, Kenneth L. Schroeder, Jon D. Tompkins, Lida Urbanek and Richard P. Wallace.

The Company made a payment of $65.0 million to the settlement class as a term of the court-approved settlement during the three months ended September 30, 2008, which provides a full release of KLA-Tencor and the other named defendants in connection with the allegation raised in the lawsuit. The Company had reached an agreement in principle to resolve the action prior to December 31, 2007, and therefore an amount of $65.0 million was accrued by a charge to selling, general and administrative expenses during the three months ended December 31, 2007.

As part of a derivative lawsuit filed in the Delaware Chancery Court on July 21, 2006 (which has been stayed pending a ruling on the motion to terminate the Federal Derivative Action as described above), a plaintiff claiming to be a KLA-Tencor shareholder also asserted a separate putative class action claim against the Company and certain of its current and former directors and officers alleging that shareholders incurred damage due to purported dilution of KLA-Tencor common stock resulting from historical stock option granting practices. The Company’s motion to dismiss this claim is under submission.

Another plaintiff, Chris Crimi, filed a putative class action complaint in the Superior Court of the State of California for the County of Santa Clara on September 4, 2007 against the Company and certain of its current and former directors and officers. The plaintiff seeks to represent a class consisting of persons who held KLA-Tencor common stock between September 20, 2002 and September 27, 2006, originally alleged causes of action for breach of fiduciary duty and rescission based on alleged misstatements and omissions in the Company’s SEC filings concerning the Company’s past stock option grants, and seeks unspecified damages based upon purported dilution of the Company’s stock, injunctive relief, and rescission. The named defendants, in addition to the Company, are Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Richard J. Elkus, Jr., Stephen P. Kaufman, Kenneth Levy, Michael E. Marks, Dean O. Morton, Kenneth L. Schroeder, Jon D. Tompkins, and Richard P. Wallace. The Company filed a demurrer to the complaint, which was sustained, and then removed the case to the U.S. District Court for the Northern District of California upon plaintiff’s filing an amended complaint. The Company then filed a motion to dismiss the action in the Northern District of California, which was granted in part, with the remaining claims being remanded back to the California Superior Court on September 12, 2008. This litigation is at an early stage, and the individual defendants have not yet been required to respond to the complaint. The Company intends to vigorously defend this litigation.

The Company cannot predict the outcome of the shareholder class action claims brought in the lawsuits filed in the Delaware Chancery Court and the California Superior Court, and it cannot estimate the likelihood or potential dollar amount of any adverse results. However, an unfavorable outcome in this litigation could have a material adverse impact upon the financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

Indemnification Obligations. Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with the investigation of the Company’s historical stock option practices and the related litigation and ongoing government inquiry. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The Company is currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of its current and former directors, officers and employees. It is also paying defense costs to two former officers and employees facing SEC civil actions to which the Company is not a party. Although the maximum potential amount of future payments KLA-Tencor could be required to make under these agreements is theoretically unlimited, the Company believes the fair value of this liability, to the extent estimable, is appropriately considered within the reserve it has established for currently pending legal proceedings.

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three months ended September 30, 2008 and 2007:

	Three months ended
(In thousands)	September 30, 2008	September 30, 2007
Receivables sold under factoring agreements	$82,271	$70,534
Proceeds from sales of LCs	$8,386	$6,818
Discounting fees paid on sales of LCs (1)	$38	$21

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

Facilities. KLA-Tencor leases certain of its facilities under arrangements, which qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases.

The following is a schedule of operating lease payments (in thousands):

Fiscal year ended June 30,	Amount
2009 (remaining 9 months)	$9,525
2010	9,569
2011	6,601
2012	3,665
2013	2,961
2014 and thereafter	8,412

Total minimum lease payments	$40,733

Rent expense was approximately $2.7 million and $3.0 million for the three months ended September 30, 2008 and 2007, respectively.

Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. KLA-Tencor’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $116.4 million as of September 30, 2008 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

The following table provides the balances and changes in the product warranty accrual for the three months ended September 30, 2008 and 2007:

(In thousands)	Three months ended September 30,
	2008	2007
Beginning balance	$38,700	$52,838
Accruals for warranties issued during the period	5,142	14,845
Changes in liability related to pre-existing warranties	2,415	(496)
Settlements made during the period	(12,340)	(15,909)

Ending balance	$33,917	$51,278

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

The Company maintains guarantee arrangements of $28.3 million in various locations to fund customs guarantees for VAT and letter of credit needs of its subsidiaries in Europe and Asia. Approximately $19.8 million was outstanding under these arrangements as of September 30, 2008.

NOTE 15 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The outstanding hedge contracts, with maximum maturity of 13 months, were as follows:

(In thousands)	As of September 30, 2008	As of June 30, 2008
Cash flow hedge contracts
Purchase	$5,466	$7,413
Sell	(118,912)	(200,676)
Other foreign currency hedge contracts
Purchase	160,384	1,278,395
Sell	(295,743)	(1,402,119)

Net	$(248,805)	$(316,987)

NOTE 16 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2008 and 2007, the Company purchased from, or sold to, JDS Uniphase Corporation, Freescale Semiconductor, Inc., National Semiconductor Corp., STMicroelectronics, NV and Oracle Corporation, where one or more members of the Company’s Board of Directors also serves as an executive officer or board member. For the three months ended September 30, 2008 and 2007, the Company’s total revenues from transactions with these parties (for the portion of such period that they were considered related) were approximately $3 million and $12 million, respectively. In addition, for the three months ended September 30, 2008 and 2007, the Company’s total purchases from transactions with these parties (for the portion of such period that they were considered related) were approximately $1 million and $2 million, respectively. The Company had a receivable balance from these parties of approximately $1 million and $13 million at September 30, 2008 and June 30, 2008, respectively. Management believes that such transactions are at arms length and on similar terms as would have been obtained from unaffiliated third parties.

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

KLA-Tencor is engaged primarily in designing, manufacturing, and marketing process control and yield management solutions for the semiconductor and related nanoelectronics industries. All operating units have been aggregated due to their inter-dependencies, commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes. The Company’s service products are an extension of the system product portfolio and provide customers with spare parts and fab management services (including system preventive maintenance and optimization services) to improve yield, increase production uptime and throughput, and lower the cost of ownership. Since KLA-Tencor operates in one segment, all financial segment information required by SFAS No. 131 can be found in the condensed consolidated financial statements.

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

The following is a summary of revenues by geographic region for the three months ended September 30, 2008 and 2007:

(In thousands)	Three months ended September 30,
	2008	2007
Revenues:
United States	$90,554	$146,953
Taiwan	85,518	197,014
Japan	169,907	182,210
Europe & Israel	43,427	69,778
Korea	87,861	34,059
Rest of Asia Pacific	55,246	63,006

Total	$532,513	$693,020

Long-lived assets by geographic region as of September 30, 2008 and June 30, 2008 were as follows:

(In thousands)	September 30, 2008	June 30, 2008
Long-lived assets:
United States	$248,091	$253,186
Taiwan	1,456	1,701
Japan	5,615	5,473
Europe & Israel	35,311	36,432
Korea	4,726	6,012
Rest of Asia Pacific	71,526	70,465

Total	$366,725	$373,269

For the three months ended September 30, 2008, one customer accounted for greater than 10% of revenue. For the three months ended September 30, 2007, no customer accounted for greater than 10% of revenue. As of September 30, 2008 and June 30, 2008, no customer accounted for greater than 10% of net accounts receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations; the percentage of spending that our customers allocate to process control; orders for our products and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; the availability of the offer to repurchase our auction rate securities by the securities firm from which we purchased such securities; the future impact of the restatement of our historical financial statements, shareholder litigation and related matters arising from the discovery that we had retroactively priced stock options (primarily from July 1, 1997 to June 30, 2002) and had not accounted for them correctly; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; the future of our product shipments and our product and service revenues; our future gross margins; our future selling, general and administrative expenses; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; dividends; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors” in this report as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2008, filed with the Securities and Exchange Commission on August 7, 2008. You should carefully review these risks and also review the risks described in this document and the other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file during the remainder of the fiscal year ending June 30, 2009. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation to update the forward-looking statements in this report after the date hereof.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed the Company’s related disclosure in this Quarterly Report on Form 10-Q. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventories

•	Warranty

•	Allowance for Doubtful Accounts

•	Stock-Based Compensation

•	Contingencies and Litigation

•	Goodwill and Intangible Assets

•	Income Taxes

System revenues recognized without a written acceptance from the customer were approximately 14%, 21% and 14% of total revenues for the three months ended September 30, 2008, June 30, 2008 and September 30, 2007, respectively. The decrease in revenue recognized without a written acceptance from three months ended June 30, 2008 compared to three months ended September 30, 2008 is primarily driven by a decrease in the proportion of shipments where the shipped tools have previously met the required acceptance criteria at those customer fabs, which is offset by an increase in sales of systems with perfunctory installation. Shipping charges billed to customers are included in system revenues, and the related shipping costs are included in costs of revenues.

With the exception of the below paragraph that discusses the impact of Statement of Financial Accounting Standards (“SFAS”) No. 157 on our critical accounting estimates and policies for fair value measurements, during the three months ended September 30, 2008 there were no significant changes in our critical accounting estimates and policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2008 for a more complete discussion of our critical accounting policies and estimates.

We adopted SFAS No. 157 as of the beginning of fiscal year 2009. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS No. 157-2, which allows companies to elect a one-year delay in applying SFAS No. 157 to certain fair value measurements, primarily related to nonfinancial instruments. The Company elected the delayed adoption date for the portions of SFAS No. 157 impacted by FSP SFAS No. 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition. See Note 2, “Fair Value Measurements,” to the Condensed Consolidated Financial Statements.

We adopted SFAS No. 159, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. As of September 30, 2008, we did not elect the fair value option for any financial assets and liabilities that were not previously measured at fair value. See Note 2, “Fair Value Measurements,” to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements. On August 27, 2008, the U.S. Securities and Exchange Commission (“SEC”) announced that they will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which we adopted as of July 1, 2008, in situations where the market is not active. We have considered the guidance provided by FSP SFAS No. 157-3 in our determination of estimated fair values as of September 30, 2008, and the impact was not material.

EXECUTIVE SUMMARY

KLA-Tencor Corporation is the world’s leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Within our primary area of focus, our comprehensive portfolio of products, services, software and expertise helps integrated circuit manufacturers manage yield throughout the entire wafer fabrication process – from research and development to final volume production.

Our products and services are used by virtually every major wafer, IC and photomask manufacturer in the world. Our revenues are driven largely by capital spending by our customers who operate in one or more of several key markets, including the memory, foundry and logic markets. Our customers purchase our products to either ramp up production in response to the need to drive advances in process technologies or to satisfy demand from industries such as communication, data processing, consumer electronics, automotive and aerospace. We believe that our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications, as well as reduced cost, which in turn will drive increased adoption of process control to reduce defectivity. The demand for our products is affected by the profitability of our customers, which is driven by capacity and market supply for their products. Industry analysts expect demand for semiconductor capital equipment to continue to remain weak until macroeconomic conditions improve. Such a decline would affect our revenue levels in future quarters. While semiconductor content demand from communication, data processing, consumer electronics, automotive and aerospace products continues to rise, the global economic weakness has adversely impacted the operating results of our customers that operate in those industries. In addition, the demand for our products has been adversely affected by lower profitability of our customers, especially in the memory market (which had constituted an increased share of our revenues for the past several years), as well as the weak macroeconomic and credit environment and its overall impact on capital spending. Our revenues have declined sequentially over the past five quarters and reflect slowing worldwide demand for semiconductor equipment.

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

We continue to see uncertain market conditions in the United States as well as other geographies. In addition, we have seen a slowdown in capital expenditures by many of our customers and believe that it is part of a broad slowdown in the global semiconductor and semiconductor-related markets. Our operating results would be adversely affected if such adverse market conditions persist. However, we believe that our strategy and our ability to innovate and execute may enable us to improve our relative competitive position in difficult business conditions, and may continue to provide us with long-term growth opportunities.

The following table sets forth some of the key quarterly unaudited financial information which we use to manage our business.

(In thousands, except net income per share - diluted)	Fiscal year 2009	Fiscal year 2008
	First Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$532,513	$693,020	$635,783	$602,219	$590,694
Income from operations	$34,938	$177,278	$93,487	$125,200	$103,411
Net income	$19,289	$88,158	$83,935	$110,980	$76,010
Cash flow from operations	$81,357	$205,785	$126,427	$148,212	$188,374
Net income per share - diluted	$0.11	$0.46	$0.45	$0.61	$0.43

RESULTS OF OPERATIONS

Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	September 30, 2008	June 30, 2008	September 30, 2007	Q1 FY09 vs. Q4 FY08		Q1 FY09 vs. Q1 FY08
Revenues:
Product	$405,496	$462,069	$578,432	$(56,573)	-12%	$(172,936)	-30%
Service	$127,017	$128,625	$114,588	$(1,608)	-1%	$12,429	11%

Total revenues	$532,513	$590,694	$693,020	$(58,181)	-10%	$(160,507)	-23%

Costs of revenues	$258,203	$268,868	$305,893	$(10,665)	-4%	$(47,690)	-16%
Stock-based compensation expense included in costs of revenues	$5,456	$5,418	$6,253	$38	1%	$(797)	-13%
Gross margin percentage	52%	54%	56%
Stock-based compensation expense included in costs of revenues as a percentage of total revenues	1%	1%	1%

Product revenues

Product revenues decreased during the three months ended September 30, 2008 from the three months ended June 30, 2008 and September 30, 2007 as a result of continued reduction in capital spending by our customers due to ongoing weakness in the semiconductor industry and a deteriorating macroeconomic environment. The continued decline in revenues reflects slowing worldwide demand for semiconductor equipment, as semiconductor companies reduce capital spending and conserve cash in response to their business environment, even as their need for more precise diagnostics capabilities increases with technological advances. Our product revenues may continue to be adversely affected by various factors, such as global economic conditions, which may result in lower product revenues over the next few quarters in comparison to the same periods in the prior fiscal year.

For the three months ended September 30, 2008, one customer accounted for greater than 10% of total revenues. For the three months ended September 30, 2007, no customer accounted for greater than 10% of total revenues. As of September 30, 2008 and June 30, 2008, no customer accounted for greater than 10% of net accounts receivable.

Service revenues

Service revenues are generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. Service revenues continued to increase through the three months ended June 30, 2008 as our installed base of equipment at our customers’ sites continued to grow. However, service revenue decreased slightly in the three months ended September 30, 2008 compared to June 30, 2008 as the billable component of our service revenues decreased as a result of the ongoing weakness in the semiconductor industry and a deteriorating macroeconomic environment. The amount of service revenues generated is generally a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems.

Revenues by region

Revenues by region for the periods indicated were as follows:

(Dollar amounts in thousands)	Three months ended
	September 30, 2008		June 30, 2008		September 30, 2007
United States	$90,554	17%	$169,911	29%	$146,953	21%
Taiwan	85,518	16%	99,736	17%	197,014	29%
Japan	169,907	32%	122,402	21%	182,210	26%
Europe & Israel	43,427	8%	63,201	10%	69,778	10%
Korea	87,861	17%	39,652	7%	34,059	5%
Rest of Asia Pacific	55,246	10%	95,792	16%	63,006	9%

Total	$532,513	100%	$590,694	100%	$693,020	100%

A significant portion of our revenues continues to be generated in Asia, where a substantial portion of the world’s semiconductor manufacturing capacity is located, and we expect that will continue to be the case.

Gross margin

Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products. Our gross margin percentage was lower during the three months ended September 30, 2008 compared to the three months ended June 30, 2008 primarily due to higher intangible assets amortization expense as a result of the acquisition of ICOS Vision Systems Corporation NV (“ICOS”) during the three months ended June 30, 2008, higher impairment charges on intangible assets related to a certain business unit that is held for sale and lower revenues. Our gross margin may be adversely affected in the future by lower levels of product revenues in comparison to the same periods in the prior fiscal year.

The following are expenses that were recorded in the three months ended September 30, 2008 compared to the three months ended June 30, 2008:

•	$12.8 million for amortization of intangibles, compared to $8.1 million in the three months ended June 30, 2008, and

•	$5.4 million for impairment of intangibles, compared to $4.7 million in the three months ended June 30, 2008.

Our gross margin percentage was lower during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 also primarily due to higher intangible assets amortization expense as a result of the acquisition of ICOS, impairment charge on intangible assets related to a certain business unit that is held for sale and lower revenues.

The following are expenses that were recorded in the three months ended September 30, 2008 compared to the three months ended September 30, 2007:

•	$12.8 million for amortization of intangibles, compared to $10.0 million in the three months ended September 30, 2007, and

•	$5.4 million for impairment of intangibles, compared to no such charges in the three months ended September 30, 2007.

Backlog

Our backlog for system shipments and associated warranty totaled $562 million and $715 million as of September 30, 2008 and June 30, 2008, respectively, and includes sales orders where written customer requests have been received and the delivery is anticipated within the next 12 months. We make backlog adjustments for backlog obtained from acquired companies, cancellations, customer delivery date changes and currency adjustments. Orders for service contracts and unreleased products are excluded from backlog. All orders are subject to cancellation or delay by the customer, with limited or no penalties.

Due to possible customer changes in delivery schedules, delays or cancellation of orders and as some orders are received and shipped within the same quarter, our backlog at any particular date is not necessarily indicative of business volumes or actual sales for any succeeding periods. Our backlog is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. The concept of backlog is not defined in the accounting literature, making comparisons between periods and with other companies difficult and potentially misleading.

Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	September 30, 2008	June 30, 2008	September 30, 2007	Q1 FY09 vs. Q4 FY08		Q1 FY09 vs. Q1 FY08

R&D expenses	$114,361	$116,470	$99,344	$(2,109)	-2%	$15,017	15%
Stock-based compensation expense included in R&D expenses	$9,972	$8,870	$8,592	$1,102	12%	$1,380	16%
R&D expenses as a percentage of total revenues	21%	20%	14%
Stock-based compensation expense included in R&D expenses as a percentage of total revenues	2%	2%	1%

R&D expenses during the three months ended September 30, 2008 decreased slightly compared to the three months ended June 30, 2008. The decrease is primarily attributable to lower in-process R&D (“IPR&D”) charges of $8.6 million recorded during the three months ended September 30, 2008 (in connection with our acquisition of the MIE business unit during that quarter) compared to $18.5 million that we recorded during the three months ended June 30, 2008 (in connection with our acquisition of ICOS during that quarter). The decrease is offset by higher R&D expense as a result of the inclusion of a full quarter of ICOS R&D expenses in the three months ended September 30, 2008 compared to only one month of ICOS R&D expenses in the three months ended June 30, 2008. The decrease is also offset by higher intangible assets amortization expense as a result of the acquisition of ICOS and higher stock-based compensation expense.

The increase in R&D expenses during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 is primarily due to the $8.6 million of IPR&D charges recorded during the three months ended September 30, 2008 related to the MIE business unit acquisition, higher intangible assets amortization expense as a result of the acquisition of ICOS, and higher stock-based compensation expense recorded in R&D expenses in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

The following are expenses that were recorded in the three months ended September 30, 2008 compared to the three months ended September 30, 2007:

•	$8.6 million for IPR&D charges related to the MIE business unit acquisition, compared to no such charges in the three months ended September 30, 2007,

•	$1.4 million for amortization of intangibles, compared to $0.2 million during the three months ended September 30, 2007, and

•	$10.0 million for stock-based compensation expense, compared to $8.6 million during the three months ended September 30, 2007.

R&D expenses include the benefit of $3.6 million, $7.3 million and $4.1 million of external funding received during the three months ended September 30, 2008, June 30, 2008 and September 30, 2007, respectively, for certain strategic development programs from government grants.

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

Selling, General and Administrative (“SG&A”)

(Dollar amounts in thousands)	Three months ended
	September 30, 2008	June 30, 2008	September 30, 2007	Q1 FY09 vs. Q4 FY08		Q1 FY09 vs. Q1 FY08
SG&A expenses	$125,011	$101,944	$110,505	$23,067	23%	$14,506	13%
Stock-based compensation expense included in SG&A expenses	$18,954	$14,992	$13,238	$3,962	26%	$5,716	43%
SG&A expenses as a percentage of total revenues	23%	17%	16%
Stock-based compensation expense included in SG&A expenses as a percentage of total revenues	4%	3%	2%

SG&A expenses during the three months ended September 30, 2008 were higher compared to the three months ended June 30, 2008 primarily due to total severance charges of $6.3 million related to the severance and consulting agreement that we entered into with John H. Kispert, the Company’s current President and Chief Operating Officer, during the three months ended September 30, 2008, higher impairment charges on intangible assets related to a certain business unit that is held for sale, higher intangible assets amortization expense as a result of the acquisition of ICOS, higher SG&A expense as a result of the inclusion of a full quarter of ICOS SG&A expenses in the three months ended September 30, 2008 compared to only one month of SG&A expenses in the three months ended June 30, 2008, higher expenses related to the shareholder class action litigation relating to the Company’s historical stock option practices, lower gains recognized on sale of real estate assets, and higher stock-based compensation expense.

The following are expenses that were recorded in the three months ended September 30, 2008 compared to the three months ended June 30, 2008:

•	$6.3 million for severance charges, compared to no such charges in the three months ended June 30, 2008,

•	$7.0 million for impairment charges, compared to $2.8 million during the three months ended June 30, 2008,

•	$5.5 million for amortization of intangibles, compared to $3.7 million during the three months ended June 30, 2008,

•

$3.8 million for expenses related to the shareholder class action litigation relating to the Company’s historical stock option practices, compared to $2.7 million during the three months ended June 30, 2008,

•	$1.4 million in net gains recorded on the sale of real estate assets, compared to $2.5 million recorded in the three months ended June 30, 2008, and

•	$19.0 million for stock-based compensation expense, compared to $15.0 million during the three months ended June 30, 2008.

The SG&A expenses during the three months ended September 30, 2008 were higher compared to the three months ended September 30, 2007 primarily due to severance charges related to the severance and consulting agreement that we entered into with Mr. Kispert, impairment charges on intangible assets related to a certain business unit that is held for sale, and higher stock-based compensation expense recorded in SG&A expenses in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

The following are expenses that were recorded in the three months ended September 30, 2008 compared to the three months ended September 30, 2007:

•	$6.3 million for severance charges, compared to no such charges in the three months ended September 30, 2007,

•	$7.0 million for impairment of intangibles, compared to no such charges during the three months ended September 30, 2007,

•	$19.0 million for stock-based compensation expense, compared to $13.2 million during the three months ended September 30, 2007, and

•	$1.4 million in net gains recorded on the sale of real estate assets, compared to no such charges recorded in the three months ended September 30, 2007.

Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	September 30, 2008	June 30, 2008	September 30, 2007
Interest income and other, net	$18,050	$3,407	$17,859
Interest expense	$13,873	$9,301	$385
Interest income and other, net as a percentage of total revenues	3%	1%	3%
Interest expense as a percentage of total revenues	3%	2%	0%

Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as gains or losses recorded upon settlement of certain foreign currency contracts. The increase in interest income and other, net during the three months ended September 30, 2008 compared to the three months ended June 30, 2008 was primarily due to a loss that we recognized in the three months ended June 30, 2008 related to foreign currency derivative contracts we had previously executed to hedge the exposure of our purchase of ICOS. In addition, in the three months ended September 30, 2008, we recorded a benefit of approximately $8.5 million upon expiration of a statute of limitations relating to an uncertainty in our position with respect to a foreign transaction-based tax. We do not expect to record any similar benefit during the remainder of the fiscal year ending June 30, 2009.

The increases in interest expense in the three months ended September 30, 2008 compared to the three months ended June 30, 2008 and September 30, 2007 were primarily due to additional interest expense as a result of the issuance of $750 million aggregate principal amount of senior notes in the fourth quarter of the fiscal year ended June 30, 2008.

Provision for Income Taxes

Our effective income tax rate was 50.7%, 22.2% and 54.6% for the three months ended September 30, 2008, June 30, 2008 and September 30, 2007, respectively.

The increase in the effective tax rate from 22.2% for the three months ended June 30, 2008 to 50.7% for the three months ended September 30, 2008 was primarily related to the effect of the $8.6 million IPR&D charges related to our acquisition of the MIE business unit and the $4.5 million goodwill impairment charge related to a certain business unit that is held for sale, both of which are non-deductible for tax purposes.

The decrease in the effective tax from 54.6% for the three months ended September 30, 2007 to 50.7% for the three months ended September 30, 2008, is primarily due to the effect of the $46.6 million of incremental U.S. tax expense associated with the implementation of our global manufacturing strategy incurred during the three months ended September 30, 2007 compared to the effect of the $8.6 million IPR&D charges related to our acquisition of the MIE business unit and the $4.5 million goodwill impairment charge related to a certain business unit that is held for sale, both of which are non-deductible for tax purposes, incurred during the three months ended September 30, 2008.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, non tax-deductible expenses incurred in connection with acquisitions, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of our tax planning strategies.

We expect our effective income tax rate to decrease for the three months ending December 31, 2008 as we expect to record a benefit of approximately $6.0 million during the three months ending December 31, 2008 related to the period from January 1, 2008 to June 30, 2008 in connection with the reinstatement of the federal research and development credit from January 1, 2008 to December 31, 2009 under the Emergency Economic Stabilization Act of 2008, which was signed into law on October 3, 2008. In addition, the benefit from the credit for the fiscal year ending June 30, 2009 will be included in income tax rate in subsequent periods.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are not under United States federal income tax examination at this time. We remain subject to federal income tax examination for all years from the fiscal year ended June 30, 2005. We are subject to state income tax examinations for all years from the fiscal year ended June 30, 2003. We are also subject to examinations in major foreign jurisdictions, including Japan, Israel and Singapore, for all years from the fiscal year ended June 30, 2003 and are currently under tax examinations in various other foreign tax jurisdictions. It is reasonably possible that certain examinations may be concluded in the next twelve months. Accordingly, we believe it is reasonably possible that our existing unrecognized tax benefits may be reduced by up to $7.7 million within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with various foreign tax authorities.

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	September 30, 2008	June 30, 2008
Cash and cash equivalents	$733,459	$1,128,106
Marketable securities	573,052	451,277

Total cash, cash equivalents and marketable securities	$1,306,511	$1,579,383

Percentage of total assets	29%	33%

	Three months ended
(In thousands)	September 30, 2008	September 30, 2007
Cash provided by operating activities	$81,357	$205,785
Cash provided by (used in) investing activities	(257,067)	203,804
Cash used in financing activities	(205,995)	(612,498)
Effect of exchange rate changes on cash and cash equivalents	(12,942)	(5,551)

Net decrease in cash and cash equivalents	$(394,647)	$(208,460)

At September 30, 2008, our cash, cash equivalents and marketable securities totaled $1.3 billion, a decrease of $272.9 million from June 30, 2008. We generated $81.4 million in cash from operations and used $257.1 million in investing activities during the three months ended September 30, 2008. We used $206.0 million in cash for financing activities during the three months ended September 30, 2008. We used $177.5 million for the repurchase of common stock under our share repurchase program and an additional $127.0 million for the acquisition of the MIE business unit of Vistec Semiconductor Systems.

We have historically financed our operations through cash generated from operations. Cash provided by operating activities was $81.4 million and $205.8 million for the three months ended September 30, 2008 and 2007, respectively. Cash provided by operating activities during the three months ended September 30, 2008 consisted primarily of net income of $19.3 million, increased by non-cash depreciation and amortization of $42.7 million, stock-based compensation of $34.4 million, a decrease in accounts receivable of $131.4 million as collections exceeded shipments during the three months ended September 30, 2008, which are offset by an increase in inventories of $16.7 million due to lower shipments, a decrease in deferred system profit of $68.7 million as a result of lower shipments compared to revenue, and a net decrease in other assets and liabilities of $69.5 million due to the payment of $65.0 million to the settlement class as a term of the settlement of the shareholder class action litigation relating to our historical stock option practices in the three months ended September 30, 2008.

Cash provided by operating activities during the three months ended September 30, 2007 consisted primarily of net income of $88.2 million, increased by non-cash depreciation and amortization of $25.0 million, stock-based compensation of $28.1 million, a decrease in inventories of $39.7 million and an increase in accounts payable of $26.3 million, partially offset by an increase in accounts receivable of $18.8 million.

Investing activities typically consist of purchases and sales or maturities of marketable securities, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new markets or emerging technologies. Cash used in investing activities was $257.1 million during the three months ended September 30, 2008, while cash provided by investing activities was $203.8 million during the three months ended September 30, 2007.

Financing activities include dividend payments to our common stockholders and sales and repurchases of our common stock. We used $177.5 million and $683.5 million for the repurchases of our common stock during the three months ended September 30, 2008 and 2007, respectively.

During the third quarter of the fiscal year ended June 30, 2005, our Board of Directors approved the initiation of a quarterly cash dividend. During the three months ended September 30, 2008, our Board of Directors declared a dividend of $0.15 per share of our outstanding common stock, which was paid on September 2, 2008 to our stockholders on record as of August 18, 2008. During the same period in fiscal year 2008, our Board of Directors also declared and paid a quarterly cash dividend of $0.15 per share. The total amount of dividends paid during the three months ended September 30, 2008 and 2007 were $25.8 million and $28.5 million, respectively.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of September 30, 2008:

	Fiscal year ending June 30,
(in thousands)	Total	2009(2)	2010	2011	2012	2013	Thereafter	Other(3)
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$—	$750,000	—
Interest expense associated with long-term debt obligations	508,875	51,750	51,750	51,750	51,750	51,750	250,125	—
Purchase commitments	116,412	113,172	3,240	—	—	—	—	—
Non-current income tax payable	63,468	—	—	—	—	—	—	63,468
Operating leases	40,733	9,525	9,569	6,601	3,665	2,961	8,412	—
Pension obligations	12,050	815	1,190	1,239	1,064	1,110	6,632	—

Total contractual cash obligations	$1,491,538	$175,262	$65,749	$59,590	$56,479	$55,821	$1,015,169	$63,468

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

(2)	Remaining 9 months.

(3)	Represents the non-current tax payable obligation under FIN 48. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, from time to time we will discount, without recourse, Letters of Credit (“LCs”) received from customers in payment of goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three months ended September 30, 2008 and 2007:

	Three months ended
(In thousands)	September 30, 2008	September 30, 2007
Receivables sold under factoring agreements	$82,271	$70,534
Proceeds from sales of LCs	$8,386	$6,818
Discounting fees paid on sales of LCs (1)	$38	$21

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

We maintain guarantee arrangements of $28.3 million in various locations to fund customs guarantees for VAT and LC needs of our subsidiaries in Europe and Asia. Approximately $19.8 million was outstanding under these arrangements as of September 30, 2008.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $116.4 million as of September 30, 2008 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

We provide standard warranty coverage on our systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to cost of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. Non-standard warranty coverage generally includes services incremental to the standard 40-hour per week coverage for twelve months. See Note 14, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements for a detailed description.

Working capital decreased to $1.9 billion as of September 30, 2008, compared to $2.1 billion as of June 30, 2008. As of September 30, 2008, our principal sources of liquidity consisted of $1.3 billion of cash, cash equivalents, and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

Our investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa. In February 2008, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that we held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. As a result, we have classified these securities with failed auctions as long-term assets in our condensed consolidated balance sheet. During the three months ended June 30, 2008, $4.8 million of the auction rate securities with a net book value of $4.6 million were called at par by the issuer; therefore no losses were recognized on these securities. During the three months ended September 30, 2008, an additional $0.8 million of the auction rate securities with a net book value of $0.7 million were called at par by the issuer; therefore no losses were recognized on these securities. The balance of our auction rate securities at September 30, 2008 was $41.4 million.

In August 2008, the securities firm from which we purchased the auction rate securities entered into a settlement in principle with the SEC and various state regulatory agencies to restore liquidity to all clients holding auction rate securities. Per the settlement, the securities firm has agreed to offer certain clients the option to redeem all of our auction rate securities at par, (i.e., no possibility of a loss upon redemption, presuming the securities firm remains viable), from the securities firm between June 30, 2010 and June 30, 2012. We have determined that the securities firm’s settlement value constitutes a contingent gain. Therefore, in accordance with SFAS No. 5, Accounting for Contingencies, we did not recognize any gain during the three months ended September 30, 2008. As of September 30, 2008, we recorded a temporary impairment charge of $0.8 million (net of tax of $0.5 million) in accumulated other comprehensive loss, a component of stockholders’ equity. We estimated the fair value of these securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. However, we will reassess this conclusion in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, market risk and other factors. Such a reassessment may result in a conclusion that the investments are more than temporarily impaired. Based on our expected operating cash flows and other sources of cash, we do not believe that any reduction in liquidity of our auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

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

(In thousands)	As of September 30, 2008	As of June 30, 2008
Cash flow hedge contracts
Purchase	$5,466	$7,413
Sell	(118,912)	(200,676)
Other foreign currency hedge contracts
Purchase	160,384	1,278,395
Sell	(295,743)	(1,402,119)

Net	$(248,805)	$(316,987)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 30, 2008. Actual results may differ materially.

As of September 30, 2008, we had an investment portfolio of fixed income securities of approximately $573.1 million, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2008, the fair value of the portfolio would have declined by $1.4 million.

As of September 30, 2008, we had net forward contracts to sell $248.8 million in foreign currency in order to hedge currency exposures (see Note 15, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for a detailed description). If we had entered into these contracts on September 30, 2008, the U.S. dollar equivalent would have been $255.0 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $39.6 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.

See Note 4, “Marketable Securities,” to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio and the liquidity of certain auction rate securities that we held at September 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (“Disclosure Controls”) as of the end of the period covered by this Quarterly Report on Form 10-Q (this “Report”) required by Exchange Act Rules 13a-15(b) or 15d-15b. The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO have concluded that as of the end of the period covered by this Report the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Attached as exhibits to this Report are certifications of the CEO and CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

The information set forth above under Note 13, “Litigation and Other Legal Matters,” to the Condensed Consolidated Financial Statements in Item 1 of Part 1 is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Risks Associated with Our Industry and Market Conditions

The semiconductor equipment industry is highly cyclical. The purchasing decisions of our customers are highly dependent on the economies of both the local markets in which they are located and the semiconductor industry worldwide. If we fail to respond to industry cycles, our business could be seriously harmed.

The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue, and in some cases, future expense levels. In the current environment, our ability to accurately predict our future operating results is particularly low. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in, or cancellation or delay of, orders (which are generally subject to cancellation or delay by the customer with limited or no penalty) but also a weakening of their financial condition that could impair their ability to pay for our products or our ability to recognize revenue from certain customers. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During periods of declining revenues, such as in the current environment, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, then our business could be seriously harmed. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

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

Current conditions in the credit and financial markets could continue to put downward pressure on our stock price (and potentially result in a material impairment charge), could delay or prevent our customers from obtaining financing to purchase capital equipment (including our products), and could lead to a decline in the market values of our investments. Any of these outcomes could adversely impact our business, operating results and financial condition.

Recent distress in the global credit and financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished credit availability, and declining valuations of many types of investments.

A further decline in our stock price or significant adverse change in market conditions could require us to take a material impairment charge related to our goodwill and intangible assets. Goodwill represents the excess of costs over the net fair value of net assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives using the straight-line method, and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The valuation of goodwill and intangible assets require assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. A further decline in our stock price, or any other adverse change in market conditions, could result in a change to the estimation of fair value that could result in an impairment charge. Given the significance of the intangible asset balances as a percent of our total asset balance, an adverse change to the estimated fair value of intangible assets could result in an impairment charge that would be material to our operating results and related financial statements.

In addition, the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, may make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Delays in our customers’ ability to obtain such financing, or the unavailability of such financing, would adversely affect our product sales and revenues and therefore harm our business and operating results.

Furthermore, a continuing decline in the condition of the global financial markets could adversely impact the market values or liquidity of our investments. Our investment portfolio includes corporate and government securities, auction rate securities, money market funds and other types of debt and equity investments. Although we believe our portfolio continues to be comprised of sound investments due to the quality and (where applicable) credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of our investments and their liquidity. Such a decline in market value, or if we were to have to sell some of our investments under illiquid market conditions, could result in our recognition of an impairment charge on such investments or a loss on such sales, either of which could have an adverse effect on our financial condition and operating results.

We are exposed to risks associated with a highly concentrated customer base.

Our customer base, particularly in the semiconductor industry, historically has been, and is becoming increasingly, highly concentrated. In this environment, orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. Furthermore, because our products are configured to customer specifications, any changes, delays or cancellations of orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. Also, certain customers have undergone significant ownership changes, experienced management changes or have outsourced manufacturing activities, any of which may result in additional complexities in managing customer relationships and transactions. These factors could have a material adverse effect on our business, financial condition and operating results.

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

We are subject to various risks related to compliance with new, existing, different, inconsistent or even conflicting laws, rules and regulations enacted by legislative bodies and/or regulatory agencies in the countries in which we operate and with which we must comply, including environmental, safety, antitrust and export control regulations. For example, we are subject to environmental and safety regulations in connection with our global business operations, including regulations related to the development, manufacture and use of our products, recycling and disposal of materials used in our products or in producing our products, the operation of our facilities, and the use of our real property. Our failure or inability to comply with existing or future laws, rules or regulations, or changes to existing laws, rules or regulations, including changes that result in inconsistent or conflicting laws, rules or regulations, in the countries in which we operate could result in violations of contractual or regulatory obligations that may adversely affect our reported financial results or our ability to conduct our business.

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

As of September 30, 2008, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value and liquidity of both our debt and equity securities.

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

In August 2008, the securities firm from which we purchased our auction rate securities entered into a settlement in principle with the SEC and various state regulatory agencies to restore liquidity to all clients holding auction rate securities. Per the settlement, the securities firm has agreed to offer certain clients the option to redeem all of their auction rate securities at par, no loss, from the securities firm between June 30, 2010 and June 30, 2012. However, there is no assurance that the securities firm will have enough financial resources necessary to perform its obligations under the offer. If we elect to retain our auction rate securities in reliance upon that offer, with the intent of participating in the offer, but the securities firm is unable to satisfy its obligations under the offer at the applicable time, we may be required to sell the auction rate securities at that time at a significant loss, which could have an adverse impact upon our operating results and financial condition.

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

As previously disclosed, the Company has undergone an investigation of the Company’s historical stock option practices by the Special Committee of the Company’s Board of Directors (for more information regarding the Special Committee investigation and its findings, please refer to Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which was filed with the SEC on August 20, 2007 (the “2007 Form 10-K”)). As a result of that Special Committee investigation and our management’s internal review of our historical stock option practices and related matters, we identified past material weaknesses in our internal controls and procedures (see Item 9A, “Controls and Procedures” in Form 10-K). A “material weakness” is a control deficiency, or combination of them, that results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. We believe that we have remedied the past material weaknesses in our internal controls and procedures, but there can be no assurance that our corrections were sufficient or fully effective, or that we will not discover additional material weaknesses in our internal controls and procedures in the future.

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

ITEM 2.	UNREGISTERED SALES AND PURCHASES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the quarter ended September 30, 2008. (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1, 2008 to July 31, 2008(2)	1,200,000	$39.17	15,041,000
August 1, 2008 to August 31, 2008(2)	1,590,000	$38.45	13,451,000
September 1, 2008 to September 30, 2008(2)	2,170,000	$33.13	11,281,000

Total	4,960,000	$36.30

(1)	In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase up to 17.8 million shares of its common stock in the open market. This plan was put into place to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans, and to return excess cash to the Company’s shareholders. The Board of Directors has authorized KLA-Tencor to repurchase additional shares of its common stock under the repurchase program in February 2005 (up to 10.0 million shares), February 2007 (up to 10.0 million shares), August 2007 (up to 10.0 million shares) and June 2008 (up to 15.0 million shares), in each case in addition to the originally authorized 17.8 million shares described in the first sentence of this footnote.

(2)	All shares were purchased pursuant to the publicly announced repurchase programs described in footnote 1 above.

(3)	The stock repurchase programs have no expiration date. Future repurchases of the Company’s common stock under the Company’s repurchase programs may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.41	Fiscal Year 2009 Performance Bonus Plan * +

10.42	Severance and Consulting Agreement by and between KLA-Tencor Corporation and John Kispert *

10.43	Letter Agreement by and between KLA-Tencor Corporation and Mark Dentinger *

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.

*	Denotes a management contract, plan or arrangement

+	Confidential treatment has been requested as to a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

October 31, 2008	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace Chief Executive Officer (Principal Executive Officer)

October 31, 2008	/s/ MARK P. DENTINGER
(Date)	Mark P. Dentinger Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 31, 2008	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

10.41	Fiscal Year 2009 Performance Bonus Plan * +

10.42	Severance and Consulting Agreement by and between KLA-Tencor Corporation and John Kispert *

10.43	Letter Agreement by and between KLA-Tencor Corporation and Mark Dentinger *

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement

+	Confidential treatment has been requested as to a portion of this exhibit.