Form 10-Q
period 2008-12-31
KLA TENCOR CORP
filed 2009-01-30
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 22, 2009, there were 169,852,874 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KLA-TENCOR CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)	December 31, 2008	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$656,330	$1,128,106
Marketable securities	531,607	409,130
Accounts receivable, net	332,353	492,488
Inventories, net	472,585	459,449
Deferred income taxes	318,684	328,588
Other current assets	205,091	218,003

Total current assets	2,516,650	3,035,764
Land, property and equipment, net	323,020	355,474
Marketable securities	34,463	42,147
Goodwill	337,572	601,882
Purchased intangibles, net	162,075	297,778
Other non-current assets	482,313	515,345

Total assets	$3,856,093	$4,848,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,817	$104,315
Deferred system profit	83,433	150,797
Unearned revenue	70,949	56,692
Other current liabilities	421,433	638,528

Total current liabilities	679,632	950,332
Non-current liabilities:
Long-term debt	744,932	744,661
Income tax payable	55,934	63,634
Unearned revenue	9,225	31,745
Other non-current liabilities	79,239	76,288

Total liabilities	1,568,962	1,866,660
Commitments and contingencies (Note 13 and Note 14)
Stockholders’ equity:
Common stock and capital in excess of par value	786,464	729,629
Retained earnings	1,532,417	2,204,417
Accumulated other comprehensive income (loss)	(31,750)	47,684

Total stockholders’ equity	2,287,131	2,981,730

Total liabilities and stockholders’ equity	$3,856,093	$4,848,390

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
(In thousands except per share data)	2008	2007	2008	2007
Revenues:
Product	$273,072	$513,449	$678,568	$1,091,881
Service	123,517	122,334	250,534	236,922

Total revenues	396,589	635,783	929,102	1,328,803

Costs and operating expenses:
Costs of revenues	238,167	279,167	490,980	585,060
Engineering, research and development	95,266	97,513	209,627	196,857
Selling, general and administrative	133,954	159,453	252,444	269,958
Goodwill and purchased intangible assets impairment	434,833	6,163	446,744	6,163

Total costs and operating expenses	902,220	542,296	1,399,795	1,058,038

Income (loss) from operations	(505,631)	93,487	(470,693)	270,765
Interest income and other, net	1,381	13,856	19,431	31,715
Interest expense	13,853	587	27,726	972

Income (loss) before income taxes	(518,103)	106,756	(478,988)	301,508
Provision for (benefit from) income taxes	(83,849)	22,821	(64,023)	129,415

Net income (loss)	$(434,254)	$83,935	$(414,965)	$172,093

Net income (loss) per share:
Basic	$(2.57)	$0.46	$(2.43)	$0.93

Diluted	$(2.57)	$0.45	$(2.43)	$0.91

Cash dividend paid per share	$0.15	$0.15	$0.30	$0.30

Weighted average number of shares:
Basic	169,022	181,241	170,552	184,516

Diluted	169,022	185,199	170,552	189,122

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended December 31,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$(414,965)	$172,093
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	78,354	53,297
Goodwill, purchased intangible asset and long-lived asset impairment charges	449,191	6,163
Gain on sale of real estate assets	(3,365)	(9,042)
Non-cash stock-based compensation	56,685	51,335
Provision for doubtful accounts	24,097	—
Tax benefit (charge) from stock-based compensation	(3,912)	6,176
Excess tax benefit from stock-based compensation	(1,691)	(3,124)
Net loss (gain) on sale of marketable securities and other investments	513	(471)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Decrease in accounts receivable, net	162,273	30,150
Decrease in inventories	13,583	57,479
Decrease (increase) in other assets	34,309	(16,491)
Increase (decrease) in accounts payable	(9,145)	21,777
Decrease in deferred system profit	(67,365)	(7,067)
Decrease in other liabilities	(272,805)	(31,282)

Net cash provided by operating activities	45,757	330,993

Cash flows from investing activities:
Acquisition of business, net of cash received	(140,975)	(3,966)
Capital expenditures, net	(17,099)	(37,492)
Proceeds from sale of real estate assets	21,814	34,622
Purchase of available-for-sale securities	(519,153)	(583,799)
Proceeds from sale and maturity of available-for-sale securities	399,005	824,374
Purchase of trading securities	(28,145)	(37,897)
Proceeds from sale of trading securities	30,411	38,493

Net cash provided by (used in) investing activities	(254,142)	234,335

Cash flows from financing activities:
Issuance of common stock	27,131	128,419
Tax withholding payment related to vested and released restricted stock units	(10,388)	—
Common stock repurchases	(226,515)	(809,771)
Payment of dividends to stockholders	(51,175)	(55,610)
Excess tax benefit from stock-based compensation	1,691	3,124

Net cash used in financing activities	(259,256)	(733,838)

Effect of exchange rate changes on cash and cash equivalents	(4,135)	(6,358)

Net decrease in cash and cash equivalents	(471,776)	(174,868)
Cash and cash equivalents at beginning of period	1,128,106	722,511

Cash and cash equivalents at end of period	$656,330	$547,643

Supplemental cash flow disclosures:
Income taxes paid, net	$3,866	$137,407

Interest paid	$29,311	$1,343

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

The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2009.

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. Starting in the first quarter of fiscal 2009, interest expense was presented as a separate line item in our condensed consolidated statements of operations (previously reported as a component of interest income and other, net). Cash flows from our trading securities were reclassified from operating to investing activities in our condensed consolidated statements of cash flows, and purchases and proceeds from sale of trading securities are presented separately (previously reported on a net basis) based on our analysis of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Starting in the second quarter of fiscal 2009, goodwill and intangibles impairment is now presented as a separate line item in our condensed consolidated statements of operations (previously reported as a component of the respective operating expenses). These reclassifications had no effect on our consolidated operating results or our change in cash and cash equivalents, as previously reported.

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

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of July 1, 2008, in situations where the market is not active. The Company has considered the guidance provided by FSP SFAS No. 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

In December 2008, FASB issued FSP SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS No. 132(R)-1 amends SFAS No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosure requirement under this FSP is effective for the Company’s fiscal year beginning July 1, 2010.

NOTE 2 – FAIR VALUE MEASUREMENTS

Effective July 1, 2008, the Company adopted the fair value measurement and disclosure provisions of SFAS No. 157, Fair Value Measurements, which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS No. 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, which allows companies to elect a one-year delay in applying SFAS No. 157 to certain fair value measurements, primarily related to nonfinancial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected the delayed adoption date for the portions of SFAS No. 157 impacted by FSP SFAS No. 157-2. The partial adoption of SFAS No. 157 was prospective and did not have a significant effect on the Company’s Condensed Consolidated Financial Statements. The Company is currently evaluating the impact of applying the deferred portion of SFAS No. 157 to the nonrecurring fair value measurements of its nonfinancial assets and liabilities. In accordance with FSP SFAS No. 157-2, the fair value measurements for nonfinancial assets and liabilities will be adopted effective for fiscal years beginning after November 15, 2008.

Concurrently with the adoption of SFAS No. 157, the Company adopted SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. As of December 31, 2008, the Company did not elect the fair value option under SFAS No. 159 for any financial assets and liabilities that were not previously measured at fair value with the exception of the Put Option related to the auction rate securities repurchase agreement with UBS AG referenced in Note 4, “Marketable Securities”.

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income securities	$929,069	$598,506	$296,100	$34,463
Trading securities held in deferred compensation plan assets	111,147	111,147	—	—
Derivative assets	11,078	—	4,662	6,416

Total financial assets under SFAS No. 157	$1,051,294	$709,653	$300,762	$40,879

Derivative liabilities	$14,078	$—	$14,078	$—

Total financial liabilities under SFAS No. 157	$14,078	$—	$14,078	$—

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2008 as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$363,001	$355,137	$7,864	$—
Marketable securities	531,607	243,371	288,236	—
Marketable securities-long-term	34,463	—	—	34,463
Other current assets	11,078	—	4,662	6,416
Other assets	111,147	111,147	—	—

Total financial assets under SFAS No. 157	$1,051,296	$709,655	$300,762	$40,879

Other current liabilities	$14,078	$—	$14,078	$—

Total financial liabilities under SFAS No. 157	$14,078	$—	$14,078	$—

Changes in our Level 3 securities for the three months ended September 30, 2008 and December 31, 2008 were as follows:

Level 3
Aggregate estimated fair value of Level 3 securities at June 30, 2008	$42,147
Total unrealized gains or (losses)
Included in other comprehensive income	22
Settlements	(750)

Aggregate estimated fair value of Level 3 securities at September 30, 2008	$41,419
Total realized and unrealized gains or (losses)
Unrealized loss included in income	(6,687)
Reversal of unrealized loss associated with transfer of securities to trading securities	1,281
Net purchases and settlements	4,866

Aggregate estimated fair value of Level 3 securities at December 31, 2008	$40,879

NOTE 3 – BALANCE SHEET COMPONENTS

(In thousands)	December 31, 2008	June 30, 2008
Accounts receivable, net
Accounts receivable, gross	$368,707	$504,745
Allowance for doubtful accounts	(36,354)	(12,257)

	$332,353	$492,488

Inventories, net
Customer service parts	$165,678	$169,557
Raw materials	121,640	120,364
Work-in-process	100,366	84,102
Finished goods and demonstration equipment	84,901	85,426

	$472,585	$459,449

Land, property and equipment, net
Land	$53,261	$73,715
Buildings and improvements	142,440	146,130
Machinery and equipment	433,624	440,249
Office furniture and fixtures	36,416	35,449
Leasehold improvements	158,162	150,473
Construction in progress	1,907	4,946

	825,810	850,962
Less: accumulated depreciation and amortization	(502,790)	(495,488)

	$323,020	$355,474

Other non-current assets
Long-term investments	$137,725	$173,680
Deferred tax assets – long-term	329,294	323,870
Other	15,294	17,795

	$482,313	$515,345

Other current liabilities
Warranty and retrofit obligations	$32,311	$47,953
Compensation and benefits	197,013	283,366
Income taxes payable	31,845	24,675
Interest payable	8,769	8,625
Accrued litigation costs	11,036	71,552
Other accrued expenses	140,459	202,357

	$421,433	$638,528

NOTE 4 – MARKETABLE SECURITIES

(In thousands)	December 31, 2008	June 30, 2008
Cash equivalents and short-term marketable securities:
U.S. Treasuries	$97,800	$19,934
U.S. Government agency securities	209,006	223,025
Municipal bonds	13,283	1,002
Corporate debt securities	194,631	153,533
Money market bank deposits and other	379,888	865,026
Sovereign/Multilateral obligations	—	28,420

	894,608	1,290,940
Less: Amounts included in cash equivalents	(363,001)	(881,810)

Total short-term marketable securities	$531,607	$409,130

Long-term marketable securities:
Auction rate securities	$34,463	$42,147

Total long-term marketable securities	$34,463	$42,147

The Company’s investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by the Company are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa. In February 2008, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that the Company held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. As a result, the Company has classified these securities with failed auctions as long-term assets in its condensed consolidated balance sheet. Prior to the three months ended December 31, 2008, a total of $5.6 million of the auction rate securities with a net book value of $5.4 million were called at par by the issuer; therefore no losses were recognized on these securities. During the three months ended December 31, 2008, an additional $1.6 million of the auction rate securities with a net book value of $1.3 million was called at par by the issuer; therefore no losses were recognized on these securities during the three months ended December 31, 2008. The fair value of the auction rate securities at December 31, 2008 was $34.5 million.

By letter dated August 8, 2008, the Company received notification from UBS AG (“UBS”), issued in connection with a settlement entered into between UBS and certain regulatory agencies, offering to repurchase all of the Company’s auction rate security holdings at par value. The Company formally accepted the settlement offer and entered into a repurchase agreement (“Agreement”) with UBS on November 11, 2008 (“Acceptance Date”). By accepting the Agreement, the Company (1) received the right (“Put Option”) to sell its auction rate securities at par value to UBS between June 30, 2010 and July 2, 2012 and (2) gave UBS the right to purchase the auction rate securities from the Company any time after the Acceptance Date as long as the Company receives the par value.

The Company expects to sell the auction rate securities under the Put Option. However, if the Put Option is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the auction rate securities.

UBS’s obligations under the Put Option are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Put Option. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Put Option.

The Agreement covers $41.2 million par value (fair value of $34.5 million) of the auction rate securities held by the Company as of December 31, 2008. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159. As a result, $6.4 million was recorded as a credit to interest income and other, net for the fair value of the Put Option. Simultaneously, the Company made an election pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to transfer these auction rate securities from available-for-sale to trading securities. The transfer to trading securities reflects the Company’s intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. Prior to entering into the Agreement, the Company’s intent was to hold the auction rate securities until the market recovered. At the time of transfer, the unrealized loss on the auction rate securities was $1.3 million. Prior to the transfer, this unrealized loss was included in accumulated other comprehensive income (loss). Upon transfer of the auction rate securities to trading securities, the Company immediately recognized an unrealized loss of $1.3 million, included in interest income and other, net, for the amount of the unrealized loss not previously recognized in earnings. Subsequently, the Company recognized an additional decline in fair value of $5.4 million for a total unrealized loss of $6.7 million, included in interest income and other, net, in the condensed consolidated statements of operations for the three months ended December 31, 2008. The Company expects that the future changes in the fair value of the Put Option will be largely offset by the fair value movements in the auction rate securities. The Company estimated the fair value of the auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. The Company estimated the fair value of the Put Option using the expected value that the Company will receive from UBS which was calculated as the difference between the anticipated recognized losses and par value of the auction rate securities as of the option exercise date. This value was discounted by using UBS’s credit default swap rate to account for the credit considerations of the counterparty risk. The Company will reassess the fair values in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, market risk and other factors. Based on the Company’s expected operating cash flows and other sources of cash, it does not believe that any reduction in liquidity of its auction rate securities will have a material impact on its overall ability to meet its liquidity needs.

NOTE 5 – BUSINESS COMBINATIONS

The Company accounts for business combinations using the purchase method of accounting. Consideration includes the cash paid and the value of options assumed, if any, less any cash acquired, and excludes contingent employee compensation payable in cash.

During the three months ended September 30, 2008, the Company completed its acquisition of the Microelectronic Inspection Equipment business unit (“MIE business unit”) of Vistec Semiconductor Systems for net cash consideration of approximately $139.3 million. The acquired MIE business unit is a provider of mask registration measurement tools, scanning electron microscopy (“SEM”) based tools for mask critical dimension measurement and macro defect inspection systems.

The following table represents preliminary purchase price allocation and summarizes the aggregate estimated fair values of the net assets acquired on the closing date of the acquisition of the MIE business unit:

(in thousands)	Preliminary Purchase Price Allocation
Cash	$14,219
Current assets	61,034
Intangibles:
Existing technology	39,800
Patents	18,200
Trade name/Trademarks	4,800
Customer relationships	19,300
In-process R&D (“IPR&D”)	8,600
Backlog	6,750
Other intangible assets	9,950
Noncurrent assets	2,749
Goodwill	39,399
Liabilities assumed	(71,299)

$153,502

Cash consideration – paid	$153,078
Cash consideration – accrued(1)	$424

(1)	The $0.4 million of accrued cash consideration represents payments to be made for funding of remaining estimated obligations under the stock purchase agreement. This amount is expected to be settled and paid in the three months ending March 31, 2009.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $39.4 million of goodwill is assigned to the defect inspection reporting unit, which is not expected to be deductible for tax purposes. This acquisition provides the Company with a line of mask registration measurement tools to complement the Company’s existing mask inspection products. In addition, through the acquisition the Company has acquired a provider of SEM-based tools for mask critical dimension measurement. Other technologies of the MIE business unit acquired by the Company in the transaction include macro defect inspection systems, overlay measurement systems for microelectromechanical systems (“MEMS”) applications and software packages for defect classification and data analysis.

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

During the three months ended December 31, 2007, the Company acquired a development stage company for $4.0 million. The acquisition was accounted for as a purchase of assets primarily consisting of IPR&D for which technological feasibility had not been established and no future alternative uses exist. Upon the completion of the acquisition the Company expensed IPR&D of $3.4 million. The fair value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows from projects to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. The Company determined a discount rate for each project based on the relative risks inherent in the project’s development horizon, the estimated costs of development, and the level of technological change in the project and the industry, among other factors. The Company acquired intangible assets of $0.5 million, consisting of patents, valued using the income approach.

NOTE 6 – GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The following table presents goodwill balances and the movements during the six months ended December 31, 2008:

(In thousands)	Amount
As of June 30, 2008	$601,882
Acquisition	35,710
Adjustments	(23,434)
Impairment	(276,586)

As of December 31, 2008	$337,572

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to KLA-Tencor’s reporting units pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, the Company completed its annual evaluation of the goodwill by reporting unit for the three months ended December 31, 2008. As a result of the global economic downturn, reductions to the Company’s revenue, operating income, and cash flow forecasts, and a significant reduction in the Company’s market capitalization, the Company determined that the goodwill related to its Metrology reporting unit was impaired. As a result, the Company recorded an impairment charge of $272.1 million, which represented the entire goodwill amount related to the Metrology reporting unit, during the three months ended December 31, 2008, which reduced the Company’s goodwill carrying value to $337.6 million as of December 31, 2008. The Company’s assessment of goodwill impairment indicated that the fair values of the Company’s Defect Inspection, Service, and Other reporting units exceeded their estimated carrying values and therefore goodwill in those reporting units was not impaired.

Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The result of the Company’s analysis indicated that there would be no remaining implied value attributable to the Metrology reporting unit. Accordingly, the Company wrote off all $272.1 million of goodwill associated with its Metrology reporting unit during the three months ended December 31, 2008.

determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The result of the Company’s analysis indicated that there would be no remaining implied value attributable to the Metrology reporting unit. Accordingly, the Company wrote off all $272.1 million of goodwill associated with its Metrology reporting unit during the three months ended December 31, 2008.

Fair value was determined by using a weighted combination of two market-based approaches and an income approach, as this combination was deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants and is consistent in principle with the methodology used for goodwill evaluation in the prior year. Under the market-based approaches, the Company utilized information regarding the Company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company’s reporting units. The Company assigned a higher weighting to the discounted cash flow due to the fact that current market conditions are depressed (as compared to the goodwill evaluation performed in fiscal year 2008, when the Company assigned equal weighting for each of the three approaches). Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.

Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, the Company made the following assumptions. The Company assumed that the current economic downturn would continue through fiscal year 2010, followed by a recovery period in fiscal years 2011 and 2012, and long-term industry growth past fiscal year 2012. In addition, the Company applied gross margin assumptions consistent with the Company’s historical trends at various revenue levels and used a 5% growth factor to calculate the terminal value of its reporting units, which is consistent with the rate used in the prior year. The Company used a 13% discount rate to calculate the terminal value of its reporting units, which is slightly lower than the 14% discount rate used in the prior year, primarily due to the fact that in April 2008 the Company issued $750 million of unsecured long-term debt due in 2018, which reduced its weighted average cost of capital. The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization (based upon the Company’s stock price) plus an estimated control premium.

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing during the three months ended December 31, 2008 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the second quarter of fiscal year 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Adjustments to goodwill during the six months ended December 31, 2008 resulted primarily from revisions to purchase price allocations as well as foreign currency translation adjustments related to ICOS Vision Systems Corporation NV and the MIE business unit.

Purchased Intangible Assets

The components of purchased intangible assets as of December 31, 2008 and June 30, 2008 were as follows:

(in thousands)		As of December 31, 2008			As of June 30, 2008
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	4-7 years	$125,957	$46,821	$79,136	$201,606	$55,813	$145,793
Patents	6-13 years	57,163	24,647	32,516	71,749	18,615	53,134
Trade name / Trademark	4-10 years	19,494	8,275	11,219	33,929	5,918	28,011
Customer relationships	6-7 years	53,919	18,704	35,215	80,600	12,707	67,893
Other	0-1 year	16,621	12,632	3,989	14,822	11,875	2,947

Total		$273,154	$111,079	$162,075	$402,706	$104,928	$297,778

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the fiscal year ended June 30, 2008, the Company identified a certain business unit as held for sale and based on the estimated selling price of that business unit, the Company determined that the carrying amount of certain related intangible assets, primarily existing technology, patents and customer relationship, exceeded fair value by $6.5 million. As a result, an impairment charge of $6.5 million was recorded during the fiscal year ended June 30, 2008. During the three months ended September 30, 2008, based on the revised estimated selling price of that business unit, the Company determined that the carrying amount of certain related net assets further exceeded fair value by $11.9 million. As a result, an additional impairment charge of $11.9 million, of which $4.5 million relates to goodwill impairment and $7.4 million relates to intangible assets impairment, was recorded during the three months ended September 30, 2008. Of the $7.4 million of intangible assets impairment, $5.4 million was recorded to costs of revenues and $2.0 million to selling, general and administrative expense. There were no changes to the valuation of the business unit during the three months ended December 31, 2008. The Company is not able to predict when the business unit will be sold.

During the quarter ended December 31, 2008, the economic conditions that affect the Company’s industry have deteriorated, which has led our customers to scale back their production operations and reduce their capital expenditures. Industry analysts expect demand for semiconductor capital equipment to continue to remain weak until macroeconomic conditions improve. In addition, the Company experienced a significant decline in its stock price, resulting in a significant reduction in the Company’s market capitalization. Accordingly, the Company performed an assessment of its purchased intangible assets to test for recoverability in accordance with SFAS No. 144. The assessment of recoverability is based on management’s estimates. Based on the assessment, undiscounted projected future operating cash flows for certain long-lived asset groups did not exceed the net book value, indicating that a permanent impairment had occurred. The fair value was determined using the income approach which is a present value technique used to measure the fair value of future cash flows produced by each asset group. The Company estimated the future cash flows over the weighted average of the remaining useful lives of its intangible assets, which range from 1 to 6 years, using a 13% discount rate. Based on the assessment, the Company recorded an intangible asset impairment charge of $162.8 million during the three months ended December 31, 2008, of which $73.1 million related to existing technology, $26.3 million to patents, $38.1 million to customer relationships, $16.6 million to trademarks and $8.7 million to other intangible assets.

For the three months ended December 31, 2008 and 2007, amortization expense for purchased intangible assets was $16.1 million and $8.5 million, respectively. For the six months ended December 31, 2008 and 2007, amortization expense for other intangible assets was $41.0 million and $16.9 million, respectively. Based on the intangible assets recorded as of December 31, 2008, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (in thousands)
2009 (remaining 6 months)	$19,415
2010	32,251
2011	31,245
2012	28,392
2013	19,035
Thereafter	31,737

Total	$162,075

NOTE 7 – LONG-TERM DEBT

In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as at December 31, 2008.

In certain circumstances involving a change of control followed by a downgrade of the rating of the Company’s senior notes, the Company will be required to make an offer to repurchase the senior notes at a purchase price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. The Company’s ability to repurchase the senior notes in such event may be limited by law, by the indenture associated with the senior notes, by the terms of other agreements to which the Company may be party at such time. If the Company fails to repurchase the senior notes as required by the indenture, it would constitute an event of default under the indenture governing the senior notes which, in turn, may also constitute an event of default under other obligations.

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

Except for options granted to non-employee directors as part of their regular compensation package for service through the end of the first quarter of fiscal year 2008, the Company has granted only restricted stock units under its equity incentive program since August 1, 2006. For the preceding several years until June 30, 2006, stock options (except for the retroactively priced options which were granted primarily prior to the fiscal year ended June 30, 2002) were generally granted at the market price of the Company’s common stock on the date of grant, with a vesting period of five years and an exercise period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as service-based or performance-based vesting. Substantially all of the Company’s employees that meet established performance goals and qualify as key employees participate in its main equity incentive plan.

On October 18, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) which provides for the grant of options to purchase shares of its common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to its employees, consultants and members of its Board of Directors. The 2004 Plan permits the issuance of up to 21.0 million shares of common stock, of which 4.7 million shares were available for grant as of December 31, 2008. Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto. Total options outstanding under all plans as of December 31, 2008 were 14.7 million shares with a weighted-average remaining contractual term of 3.9 years. During the six months ended December 31, 2008, approximately 0.3 million restricted stock units were granted to senior management with performance-based and service-based vesting criteria.

The following table summarizes the combined activity under the equity incentive plans for the indicated period:

(in thousands except for weighted-average exercise price)	Available For Grant	Options Outstanding	Weighted- Average Exercise Price
Balances at June 30, 2008	9,245	16,012	$42.43
Plan shares expired	(467)	—	—
Restricted stock units granted(1)	(3,958)	—	—
Restricted stock units canceled(1)	383	—	—
Restricted stock units traded for taxes	342	—	—
Options canceled/expired/forfeited	678	(678)	$43.97
Options exercised	—	(610)	$16.04

Balances at December 31, 2008	6,223	14,724	$43.46

(1)	Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto.

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

The following table shows pre-tax stock-based compensation expense for the indicated periods:

(in thousands)	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Stock-based compensation expense:
Costs of revenues	$4,679	$4,700	$10,135	$10,953
Engineering, research and development	6,981	7,109	16,953	15,701
Selling, general and administrative	10,643	11,443	29,597	24,681

Total stock-based compensation	$22,303	$23,252	$56,685	$51,335

Stock Options

Except for options granted to non-employee directors as part of their regular compensation package for service through the end of the first quarter of fiscal year 2008, the Company has granted only restricted stock units under its equity incentive program since July 1, 2006. Therefore, no comparative information is presented in the table below for the three and six months ended December 31, 2008. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulleting (“SAB”) No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended December 31,			Six months ended December 31,
	2008		2007	2008		2007
Stock option plan:
Expected stock price volatility	(	*)	36%	(	*)	34%
Risk free interest rate	(	*)	4.0%	(	*)	4.4%
Dividend yield	(	*)	1.1%	(	*)	1.0%
Expected life of options (in years)	(	*)	4.7	(	*)	4.7

(*)	The Company did not issue any stock options during the three and six months ended December 31, 2008.

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

The following table shows the grant-date fair value after estimated forfeitures, weighted-average grant date fair value per share, total intrinsic value of options exercised, total cash received from employees as a result of employee stock option exercises, and tax benefits realized in connection with these exercises of the stock options for the indicated periods:

(in thousands, except for weighted-average grant date fair value per share)	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Grant-date fair value after estimated forfeitures	$—	$208	$—	$1,947
Weighted-average grant date fair value per share	$—	$17.49	$—	$17.95
Total intrinsic value of options exercised	1,482	4,178	10,631	54,903
Total cash received from employees as a result of employee stock option exercises	3,618	10,494	9,585	107,055
Tax benefits realized by Company in connection with these exercises	798	1,455	4,014	18,950

As of December 31, 2008, 12.7 million options were exercisable with a weighted-average exercise price of $43.30 and weighted-average remaining contractual term of 3.8 years. The aggregate intrinsic value for the options exercisable as of December 31, 2008 was insignificant. As of December 31, 2008, the unrecognized stock-based compensation balance related to stock options was $29.9 million and will be recognized over an estimated weighted-average amortization period of 1.6 years.

The Company settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.

The following table shows stock-based compensation capitalized as inventory and deferred system profit as of December 31, 2008 and June 30, 2008:

(in thousands)	December 31, 2008	June 30, 2008
Inventory	$6,907	$6,526
Deferred system profit	$—	$829

Restricted Stock Units

The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, and forfeited during the six months ended December 31, 2008 and restricted stock units outstanding as of December 31, 2008 and June 30, 2008:

Restricted Stock Units	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2008	5,075	$31.50
Granted	2,198	$14.66
Vested and released	(1,081)	$32.07
Forfeited	(212)	$28.69

Outstanding restricted stock units as of December 31, 2008	5,980	$25.20

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

As of December 31, 2008, the unrecognized stock-based compensation balance related to restricted stock units was $102.3 million and will be recognized over an estimated weighted-average amortization period of 2.8 years.

In connection with the vested and released restricted stock units, the Company realized tax benefits of $0.8 million and $12.5 million for the three and six months ended December 31, 2008, respectively.

Employee Stock Purchase Plan

KLA-Tencor’s Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase of KLA-Tencor’s common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the fair market value of the common stock at the time of enrollment into the offering period versus the fair market value on the date of purchase. Offering periods are generally two years in length. During the quarter ended December 31, 2008, the Company’s Board of Directors, as part of the Company’s ongoing efforts to reduce operating expenses, approved amendments to the ESPP so as to, among other things, reduce each offering period under the ESPP (and therefore the length of the look-back period) from 24 months to 6 months. This change became effective January 1, 2009, such that each offering period beginning on or after such date will have a duration of six months, and the purchase price with respect to each such offering period will be 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date.

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

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Stock purchase plan:
Expected stock price volatility	41%	32%	41%	35%
Risk free interest rate	1.8%	4.9%	1.8%	5.1%
Dividend yield	1.4%	0.9%	1.4%	1.2%
Expected life of options (in years)	1.3	1.3	1.3	1.3

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates that it will be required to issue under the ESPP during the forthcoming fiscal year. In the first quarter of the fiscal year ending June 30, 2009, the Company estimated that it would need to issue up to 1.0 million shares under the ESPP during fiscal year 2009 and, in accordance with the evergreen provision of the ESPP, increased the number of shares reserved under the ESPP by 1.0 million shares. As of December 31, 2008, a total of 1.0 million shares were reserved and available for issuance under the ESPP.

In connection with the disqualifying dispositions of shares purchased under the ESPP, the Company realized tax benefits as the following:

(in thousands)	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Tax benefits realized in connection with these exercises	$70	$325	$296	$889

IRC Section 409A Affected Options

Because virtually all holders of retroactively priced options that had been issued by the Company were not involved in or aware of the retroactive pricing, the Company took certain actions to deal with the adverse tax consequences that may have been incurred by the holders of retroactively priced options. The adverse tax consequences were that retroactively priced stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). One such action by the Company involved offering to amend the 409A Affected Options to increase the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment, in exchange for cash bonus payments to the option holders that were paid in January 2008 in an amount equal to the aggregate increase in exercise prices of the amended 409A Affected Options held by such option holders. The amended options would not be subject to taxation under IRC Section 409A. The Company amended certain options during the quarters ended December 31, 2006, March 31, 2007 and December 31, 2007, and paid cash bonuses in connection with such amendments during the quarter ended March 31, 2008. During the three and six months ended December 31, 2008, the Company recorded no charges related to the amendment of the 409A Affected Options or the payment of the related cash bonuses. During the three and six months ended December 31, 2007, the Company recorded $0.2 million related to the amendment of the 409A Affected Options or the payment of the related cash bonuses.

Executive Severance and Consulting Agreement

During August 2008, the Company announced that John H. Kispert, then the Company’s President and Chief Operating Officer, would cease to be an employee of the Company effective January 1, 2009. In accordance with the terms of a Severance and Consulting Agreement entered into between the Company and Mr. Kispert dated August 28, 2008, Mr. Kispert is entitled to receive, in addition to certain cash payments and benefits, the following benefits related to his outstanding equity awards: (i) accelerated, pro-rated vesting of the unvested portion (as of the date that his employment with the Company terminates) of all of his outstanding restricted stock units, such that a percentage of the unvested portion of each such restricted stock unit grant, representing the portion of the entire service vesting period under such grant that will have been served by Mr. Kispert as of the date that he ceases to be an employee of the Company, will be accelerated; (ii) the acceleration of the delivery of all restricted stock units for which vesting is accelerated in accordance with the provisions of the Severance and Consulting Agreement; and (iii) the extension of the post-termination exercise period of each of Mr. Kispert’s stock options so that each such option will remain exercisable for twelve months following the date Mr. Kispert ceases to be an employee of the Company, but in no event beyond the original term of the award. In connection with the stock-related benefits agreed to under such agreement, the Company recorded an additional non-cash, stock-based compensation charge of approximately $4.7 million during the three months ended September 30, 2008, which was included as a component of selling, general and administrative (“SG&A”) expense.

NOTE 9 – STOCK REPURCHASE PROGRAM

Since July 1997, the Board of Directors has authorized the Company to systematically repurchase up to 62.8 million shares of its common stock under the repurchase program in the open market. This plan was put into place to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans, and to return excess cash to the Company’s shareholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. In October 2008, the Company suspended its stock repurchase program. At December 31, 2008, 9.8 million shares were available for repurchase under the Company’s repurchase program.

Share repurchases for the three and six months ended December 31, 2008 and 2007 were as follows:

(in thousands)	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Number of shares of common stock repurchased	1,450	2,700	6,410	14,356
Total cost of repurchase	$38,657	$133,555	$218,698	$817,089

The $10.4 million which was accrued in other current liabilities related to unsettled repurchases at September 30, 2008 was paid during the three months ended December 31, 2008.

NOTE 10 – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R), Share-Based Payment and SFAS No. 128, Earnings Per Share. The following table sets forth the computation of basic and diluted net income (loss) per share:

(In thousands, except per share amounts)	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(434,254)	$83,935	$(414,965)	$172,093
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock units	169,022	181,241	170,552	184,516
Effect of dilutive options and restricted stock units	—	3,958	—	4,606

Denominator for diluted income (loss) per share	169,022	185,199	170,552	189,122

Basic net income (loss) per share	$(2.57)	$0.46	$(2.43)	$0.93
Diluted net income (loss) per share	$(2.57)	$0.45	$(2.43)	$0.91
Potentially dilutive securities(1)	20,704	6,904	20,704	2,600

(1)	The potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the above periods because their effect would have been anti-dilutive.

The total amount of dividends paid during the three months ended December 31, 2008 and 2007 were $25.3 million and $27.2 million, respectively. The total amount of dividends paid during the six months ended December 31, 2008 and 2007 were $51.2 million and $55.6 million, respectively.

NOTE 11 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, are as follows:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Net income (loss)	$(434,254)	$83,935	$(414,965)	$172,093
Other comprehensive income (loss):
Currency translation adjustments	(17,934)	8,002	(81,557)	22,990
Loss on cash flow hedging instruments, net	(3,638)	(1,551)	(1,502)	(10,770)
Change in unrecognized losses and transition obligation related to pension and post retirement plans	59	40	229	54
Unrealized gains on investments (1)	5,926	2,188	3,397	4,839

Other comprehensive income (loss)	(15,587)	8,679	(79,433)	17,113
Total comprehensive income (loss)	$(449,841)	$92,614	$(494,398)	$189,206

	$3,586	$1,324	$2,055	$2,928

(1)	Tax effect of unrealized gains on investments

NOTE 12 – INCOME TAXES

The Company recorded a tax benefit of $83.8 million and $64.0 million for the three months and six months ended December 31, 2008, which are effective tax rates of 16.2% and 13.4%, respectively. The tax benefit as a percentage of the loss for the six months ended December 31, 2008 is lower than the tax expense as a percentage of the income for the period ended June 30, 2008 primarily due to the goodwill impairment charge which is not deductible for tax purposes for the six months ended December 31, 2008, partially offset by the tax benefit related to the reinstatement of the federal research and development credit under the Emergency Economic Stabilization Act of 2008, which was signed into law on October 3, 2008.

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is not under United States federal income tax examination at this time. The Company remains subject to federal income tax examination for all years after the fiscal year ended June 30, 2004. The Company is subject to state income tax examinations for all years after the fiscal year ended June 30, 2003. The Company is also subject to examinations in major foreign jurisdictions, including Japan, Israel and Singapore, for all years after the fiscal year ended June 30, 2003 and is currently under tax examinations in various other foreign tax jurisdictions. It is reasonably possible that certain examinations may be concluded in the next twelve months. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced and recognized by up to $7.7 million within the next twelve months as a result of the lapse of statutes of limitations, and the resolution of agreements with various foreign tax authorities.

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

The plaintiffs in the derivative actions have asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and abetting such breach, negligence, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, breach of contract, constructive fraud, rescission, and violations of California Corporations Code section 25402, as well as a claim for an accounting of all stock option grants made to the named defendants. KLA-Tencor is named as a nominal defendant in these actions. On behalf of KLA-Tencor, the plaintiffs seek unspecified monetary and other relief against the named defendants. The plaintiffs are James Ziolkowski, Mark Ziering, Alaska Electrical Pension Fund, Jeffrey Rabin, and Benjamin Langford. The individual named defendants are current directors and officers Edward W. Barnholt, Robert T. Bond, Stephen P. Kaufman, and Richard P. Wallace; and former directors and officers H. Raymond Bingham, Robert J. Boehlke, Leo Chamberlain, Gary E. Dickerson, Richard J. Elkus, Jr.,

Dennis J. Fortino, Jeffrey L. Hall, John H. Kispert, Kenneth Levy, Michael E. Marks, Stuart J. Nichols, Arthur P. Schnitzer, Kenneth L. Schroeder, Jon D. Tompkins, and Lida Urbanek. Current director David C. Wang and former director Dean O. Morton were originally named as defendants in one of the derivative actions filed in the U.S. District Court for the Northern District of California, but were dropped as named defendants as of December 22, 2006 upon the filing of a consolidated complaint in that action.

The derivative actions are at an early procedural stage. The defendants are not yet required to respond to the complaints in any of the derivative actions. The Company’s Board of Directors has appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to conduct an independent investigation of the claims asserted in the derivative actions and to determine the Company’s position with respect to those claims. On March 25, 2008, the SLC filed a motion to terminate the Federal Derivative Action and to approve certain settlements with Gary E. Dickerson, Kenneth Levy, Kenneth Schroeder and Jon D. Tompkins related to the claims brought against them in connection with the derivative actions. The Court denied the motion to terminate and to approve the settlements on December 12, 2008. The SLC has filed an appeal of that decision to the United States Court of Appeals for the Ninth Circuit. The defendants have not yet responded to the complaint in the Federal Derivative Action and will not be required to do so until after plaintiff has had an opportunity to amend the complaint. The parties are expected to participate in a mediation of the derivative claims. No defendant is yet required to answer the complaints in the state court derivative actions in the California Superior Court for Santa Clara County and the Delaware Chancery Court, each of which was stayed pending a ruling on the SLC’s motion to terminate the Federal Derivative Action. It is not known whether the stays on the state court derivative actions will continue.

The Company cannot predict whether these derivative actions are likely to result in any material recovery by or expense to KLA-Tencor.

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

As part of a derivative lawsuit filed in the Delaware Chancery Court on July 21, 2006, a plaintiff claiming to be a KLA-Tencor shareholder also asserted a separate putative class action claim against the Company and certain of its current and former directors and officers alleging that shareholders incurred damage due to purported dilution of KLA-Tencor common stock resulting from historical stock option granting practices. The Company’s motion to dismiss this claim is under submission.

Another plaintiff, Chris Crimi, filed a putative class action complaint in the Superior Court of the State of California for the County of Santa Clara on September 4, 2007 against the Company and certain of its current and former directors and officers. The plaintiff seeks to represent a class consisting of persons who held KLA-Tencor common stock between September 20, 2002 and September 27, 2006, originally alleged causes of action for breach of fiduciary duty and rescission based on alleged misstatements and omissions in the Company’s SEC filings concerning the Company’s past stock option grants, and seeks unspecified damages based upon purported dilution of the Company’s stock, injunctive relief, and rescission. The named defendants, in addition to the Company, are Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Richard J. Elkus, Jr., Stephen P. Kaufman, Kenneth Levy, Michael E. Marks, Dean O. Morton, Kenneth L. Schroeder, Jon D. Tompkins, and Richard P. Wallace. The Company filed a demurrer to the complaint, which was sustained, and then removed the case to the U.S. District Court for the Northern District of California upon plaintiff’s filing an amended complaint. The Company then filed a motion to dismiss the action in the Northern District of California, which was granted in part, with the remaining claims being remanded back to the California Superior Court on September 12, 2008. This litigation is at an early stage, and the individual defendants have not yet been required to respond to the complaint. The Company has filed a demurrer to plaintiff’s Second Amended Complaint, which is scheduled to be heard on February 6, 2009, and intends to vigorously defend this litigation.

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

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three and six months ended December 31, 2008 and 2007:

	Three months ended		Six months ended
(In thousands)	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Receivables sold under factoring agreements	$76,368	$84,879	$158,639	$155,413
Proceeds from sales of LCs	$2,280	$10,710	$10,666	$17,528
Discounting fees paid on sales of LCs (1)	$6	$56	$44	$77

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

Facilities. KLA-Tencor leases certain of its facilities under arrangements, which qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases.

The following is a schedule of operating lease payments (in thousands):

Fiscal year ended June 30,	Amount
2009 (remaining 6 months)	$6,296
2010	10,462
2011	7,538
2012	3,794
2013	3,099
2014 and thereafter	8,535

Total minimum lease payments	$39,724

Rent expense was approximately $3.3 million and $3.0 million for the three months ended December 31, 2008 and 2007, respectively. Rent expense was approximately $6.0 million and $6.0 million for the six months ended December 31, 2008 and 2007, respectively.

Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. KLA-Tencor’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $83.4 million as of December 31, 2008 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

Guarantees. KLA-Tencor provides standard warranty coverage on its systems for twelve months, providing labor and parts necessary to repair the systems during the warranty period. KLA-Tencor accounts for the estimated warranty cost as a charge to cost of revenues when system revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, KLA-Tencor calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. KLA-Tencor updates these estimated charges periodically. The actual product performance and/or field expense profiles may differ, and in those cases KLA-Tencor adjusts its warranty accruals accordingly.

The following table provides the balances and changes in the product warranty accrual for the three and six months ended December 31, 2008 and 2007:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Beginning balance	$33,917	$51,278	$38,700	$52,838
Accruals for warranties issued during the period	4,063	10,613	9,205	25,458
Changes in liability related to pre-existing warranties	(1,014)	(1,369)	1,401	(1,865)
Settlements made during the period	(9,936)	(13,694)	(22,277)	(29,603)

Ending balance	$27,029	$46,828	$27,029	$46,828

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

The Company maintains guarantee arrangements of $30.1 million in various locations to fund customs guarantees for VAT and letter of credit needs of its subsidiaries in Europe and Asia. Approximately $21.6 million was outstanding under these arrangements as of December 31, 2008.

NOTE 15 – RESTRUCTURING CHARGES

In November 2008, the Company announced a plan to reduce its global workforce by approximately 15% by June 30, 2009. This reduction is one of many cost-reduction actions that the Company is taking in an effort to lower its quarterly operating expense run rate by the end of fiscal year 2009 in response to the current demand environment. The program in the United States is accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits—an amendment of Financial Accounting Standards Board Statements No. 5 and 43, whereas the programs in the international locations are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. During the three months ended December 31, 2008, the Company recorded a $21.8 million net restructuring charge, of which $8.8 million was recorded to costs of revenues, $4.4 million to engineering, research and development expense and $8.6 million to selling, general and administrative expense. This charge represents the estimated minimum liability associated with expected termination benefits to be provided to employees after employment.

The following table shows the activity primarily related to severance and benefits expense for the three months ended December 31, 2008:

(in thousands)	Three months ended December 31, 2008
Balance as of September 30, 2008	$1,333
Restructuring costs	23,142
Adjustments	(1,333)
Cash payments	(4,435)

Balance as of December 31, 2008	$18,707

Substantially all of the restructuring charges related to the Company’s workforce reduction announced in November 2008 are expected to be paid out during the fiscal year ending June 30, 2009.

NOTE 16 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The outstanding hedge contracts, with maximum maturity of 13 months, were as follows:

(In thousands)	As of December 31, 2008	As of June 30, 2008
Cash flow hedge contracts
Purchase	$3,030	$7,413
Sell	(89,697)	(200,676)
Other foreign currency hedge contracts
Purchase	129,146	1,278,395
Sell	(235,854)	(1,402,119)

Net	$(193,375)	$(316,987)

NOTE 17 – RELATED PARTY TRANSACTIONS

During the three and six months ended December 31, 2008 and 2007, the Company purchased from, or sold to, JDS Uniphase Corporation, Freescale Semiconductor, Inc., National Semiconductor Corp., STMicroelectronics, NV and Oracle Corporation, where one or more members of the Company’s Board of Directors also serves as an executive officer or board member. For the three months ended December 31, 2008 and 2007, the Company’s total revenues from transactions with these parties (for the portion of such period that they were considered related) were approximately $1 million and $9 million, respectively. In addition, for the three months ended December 31, 2008 and 2007, the Company’s total purchases from transactions with these parties (for the portion of such period that they were considered related) were approximately $100,000 and $2 million, respectively. For the six months ended December 31, 2008 and 2007, the Company’s total revenues from transactions with these parties (for the portion of such period that they were considered related) were approximately $4 million and $21 million, respectively. In addition, for the six months ended December 31, 2008 and 2007, the Company’s total purchases from transactions with these parties (for the portion of such period that they were considered related) were approximately $1 million and $4 million, respectively. The Company had a receivable balance from these parties of approximately $1 million and $13 million at December 31, 2008 and June 30, 2008, respectively. Management believes that such transactions are at arms length and on similar terms as would have been obtained from unaffiliated third parties.

NOTE 18 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

The following is a summary of revenues by geographic region for the three and six months ended December 31, 2008 and 2007:

(Dollar amounts in thousands)	Three months ended December 31,				Six months ended December 31,
	2008		2007		2008		2007
Revenues:
United States	$68,772	17%	$90,635	14%	$159,326	17%	$237,587	18%
Taiwan	36,621	9%	168,586	27%	122,139	13%	365,600	28%
Japan	117,891	30%	173,203	27%	287,798	31%	355,414	27%
Europe & Israel	53,661	14%	93,135	15%	97,087	11%	162,913	12%
Korea	44,750	11%	51,473	8%	132,611	14%	85,532	6%
Rest of Asia Pacific	74,894	19%	58,751	9%	130,141	14%	121,757	9%

Total	$396,589	100%	$635,783	100%	$929,102	100%	$1,328,803	100%

Long-lived assets by geographic region as of December 31, 2008 and June 30, 2008 were as follows:

(In thousands)	December 31, 2008	June 30, 2008
Long-lived assets:
United States	$221,474	$253,186
Taiwan	1,256	1,701
Japan	6,492	5,473
Europe & Israel	33,333	36,432
Korea	4,121	6,012
Rest of Asia Pacific	71,638	70,465

Total	$338,314	$373,269

The following is a summary of revenues by major products for the three and six months ended December 31, 2008 and 2007 (as a percentage of total revenue):

(Dollar amounts in thousands)	Three months ended December 31,				Six months ended December 31,
	2008		2007		2008		2007
Revenues:
Defect inspection	$198,899	50%	$378,636	60%	$500,596	54%	$784,625	59%
Metrology	64,823	16%	117,146	18%	150,632	16%	271,696	20%
Service	116,913	30%	120,288	19%	241,975	26%	232,623	18%
Other	15,954	4%	19,713	3%	35,899	4%	39,859	3%

Total	$396,589	100%	$635,783	100%	$929,102	100%	$1,328,803	100%

For the three months ended December 31, 2008, two customers accounted for greater than 10% of revenue. For the six months ended December 31, 2008, one customer accounted for greater than 10% of revenue. For the three and six months ended December 31, 2007, no customer accounted for greater than 10% of revenue. As of December 31, 2008, one customer accounted for greater than 10% of net accounts receivable, and as of June 30, 2008, no customer accounted for greater than 10% of net accounts receivable.

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

System revenues recognized without a written acceptance from the customer were approximately 15%, 14% and 14% of total revenues for the three months ended December 31, 2008, September 30, 2008 and December 31, 2007, respectively. The percentage of system revenues recognized without a written acceptance from the customer has remained relatively flat from three months ended September 30, 2008 compared to three months ended December 31, 2008. Shipping charges billed to customers are included in system revenues, and the related shipping costs are included in costs of revenues.

With the exception of the below paragraph that discusses the valuation of goodwill and intangible assets and impact of Statement of Financial Accounting Standards (“SFAS”) No. 157 on our critical accounting estimates and policies for fair value measurements, during the three months ended December 31, 2008 there were no significant changes in our critical accounting estimates and policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2008 for a more complete discussion of our critical accounting policies and estimates.

Valuation of Goodwill and Intangible Assets

We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We completed our annual evaluation of goodwill by reporting unit for the three months ended December 31, 2008, and concluded that the carrying value of our Metrology reporting unit exceeded its estimated fair value. Our impairment evaluation of goodwill is based on comparing the fair value of our reporting units to their carrying value. Fair value was determined by using a weighted combination of two market-based approaches and an income approach, as this combination was deemed to be the most indicative of our reporting unit fair values in an orderly transaction between market participants. Under the market-based approaches, we utilized information regarding us as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. We assigned a higher weighting to the discounted cash flow due to the fact that current market conditions are depressed (as compared to the goodwill evaluation performed in fiscal year 2008, when we assigned equal weighting for each of the three approaches). Under the income approach, we determined the fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. Unanticipated changes in revenue, gross margin, long-term growth factor or discount rate could result in a material impact on the estimated fair values of our reporting units.

Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, we made the following assumptions. We assumed that the current economic downturn would continue through fiscal year 2010, followed by a recovery period in fiscal years 2011 and 2012, and long-term industry growth past fiscal year 2012. In addition, we applied gross margin assumptions consistent with our historical trends at various revenue levels and used a 5% growth factor to calculate the terminal value of our reporting units, which was consistent with the rate we used in the prior year. We also used a 13% discount rate to calculate the terminal value of our reporting units, which is slightly lower than the 14% discount rate we used in the prior year, primarily due to the fact that in April 2008 we issued $750 million of unsecured long-term debt due in 2018, which reduced our weighted average cost of capital. As a result of our recently completed annual goodwill impairment testing, we wrote off all $272.1 million of our goodwill associated with our Metrology reporting unit. If we were to decrease the long-term growth factor or increase the discount rate used in the calculation by 1%, there would be no change in the impairment amount for the Metrology or any other reporting units. If we were to increase the growth factor by 1%, the impairment amount for the Metrology reporting unit would be reduced by approximately $44 million. If we were to decrease the discount rate used in the calculation by 1%, the impairment amount for the Metrology reporting unit would be reduced by approximately $16 million. We believe that the assumptions and rates used in our annual impairment test under SFAS No. 142 are reasonable, but they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts. The sum of the fair values of the reporting units was reconciled to our current market capitalization (based upon our stock price) plus an estimated control premium.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing during the three months ended December 31, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of fiscal year 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

During the quarter ended December 31, 2008, the economic conditions that affect our industry have deteriorated, which has led customers to scale back their production operations and reduce their capital expenditures. Industry analysts expect demand for semiconductor capital equipment to continue to remain weak until macroeconomic conditions improve. In addition, we experienced a significant decline in our stock price, resulting in a significant reduction in our market capitalization. Accordingly, we performed an assessment of our purchased intangible assets to test for recoverability in accordance with SFAS No. 144. The assessment of recoverability is based on management’s estimates. If undiscounted projected future operating cash flows do not exceed the net book value of the long-lived assets, a permanent impairment has occurred. We would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in our condensed consolidated statements of operations, if such a difference arose. The fair value is determined using the income approach, which is a present value technique used to measure the fair value of future cash flows produced by each asset group. We estimated the future cash flows over the weighted average of the remaining useful lives of our intangible assets, which ranges from 1 to 6 years, using a 13% discount rate. Based on the assessment, we recorded an intangible asset impairment charge of $162.8 million during the three months ended December 31, 2008, of which $ 73.1 million related to existing technology, $26.3 million to patents, $38.1 million to customer relationships, $16.6 million to trademarks, and $8.7 million to other intangible assets.

Adoption of SFAS No. 157

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

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which we adopted as of July 1, 2008, in situations where the market is not active. We have considered the guidance provided by FSP SFAS No. 157-3 in our determination of estimated fair values, and the impact was not material.

In December 2008, FASB issued FSP SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS No. 132(R)-1 amends SFAS No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosure requirement under this FSP is effective for our fiscal year beginning July 1, 2010.

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

Our products and services are used by virtually every major wafer, IC and photomask manufacturer in the world. Our revenues are driven largely by capital spending by our customers who operate in one or more of several key semiconductor markets, including the memory, foundry and logic markets. Our customers purchase our products to either ramp up production in response to the need to drive advances in process technologies or to satisfy demand from industries such as communication, data processing, consumer electronics, automotive and aerospace. We believe that our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications, as well as reduced cost, which in turn will drive increased adoption of process control to reduce defectivity.

During the second quarter of fiscal 2009, it became apparent that we were entering into a global economic downturn. Since that time, the economic conditions that affect our industry have deteriorated, which has led our customers to scale back their production operations and reduce their capital expenditures. We cannot predict the severity or duration of this economic downturn, but we expect that the recent deterioration in business conditions in our markets will result in continued depressed levels of new orders and revenues, as well as operating losses, in the near term. Our operating results will be adversely affected for as long as the current challenging market conditions persist.

The demand for our products is affected by the profitability of our customers, which is driven by capacity and market supply for their products. Industry analysts expect demand for semiconductor capital equipment to continue to remain weak until macroeconomic conditions improve. As described in more detail below, such continued weakness would affect our revenue levels and results of operations in future quarters. While semiconductor content in communication, data processing, consumer electronics, automotive and aerospace products continues to increase, the global economic weakness has adversely impacted our customers that operate in those industries. In addition, the demand for our products has been adversely affected by lower profitability of our customers, especially in the memory market (which had constituted an increased share of our revenues for the past several years), as well as the weak macroeconomic and credit environment and its overall impact on capital spending. Our revenues have declined sequentially over the past six quarters and reflect slowing demand for semiconductor equipment.

We have lowered our production volumes in response to anticipated near-term business levels in an effort to tailor our operations to expected demand levels. However, we expect that our reduced scale of operations will lead to increased inventory-related charges (as our manufacturing inventory requirements decline) and reduced manufacturing capacity utilization, which in each case will adversely impact our results of operations. In addition, we expect that recent declines in factory utilization by our customers will result in lower service revenue levels and additional inventory related-charges (due to the related decline in customer usage of our systems) for so long as such conditions persist. During the second quarter of fiscal 2009, we announced a global workforce reduction and other cost-reduction efforts aimed at lowering our operating expenses in response to the current demand environment, and we are evaluating further cost-reduction activities in the event that business conditions continue to deteriorate. These further activities, if implemented, will result in additional near-term charges. However, we believe that our cost-reduction efforts, combined with our strategy and our ability to innovate and execute, will enable us to strengthen our relative competitive position in the current difficult business environment, and will put us in position to take advantage of long-term growth opportunities.

As a supplier to the global semiconductor and semiconductor-related industries, we are subject to business cycles, the timing, length and volatility of which can be difficult to predict. The industries we serve have historically been cyclical due to sudden changes in demand and manufacturing capacity. We expect our customers’ technology-related capital spending on process control (as differentiated from capacity-related capital spending) to increase over the long term, as technology spending is driven by the demand for more precise diagnostics capabilities to address multiple new defects as a result of further shrinking of device feature sizes, the transition to new materials, new devices and circuit architecture, new lithography challenges and fab process innovation. However, our ability to predict future capacity-related capital spending by our customers is more limited, as such spending is more closely connected to the unpredictable business cycles within their industries.

We had a consolidated net loss of $434.3 million in the second quarter of fiscal 2009. The results for the quarter ended December 31, 2008 reflect (1) a $434.8 million non-cash charge resulting from the impairment of our goodwill and purchased intangible assets, (2) the impact of lower product revenues as customers delay their equipment purchases and installations, (3) lower service revenues as customers idle under-utilized production equipment, (4) a $29.0 million charge related to inventory write-downs, driven by declines in our product build plans and service inventory usage, (5) decreased manufacturing capacity utilization as we reduce our production volume, (6) a $23.1 million restructuring charge related to our global workforce reduction and other cost-reduction activities implemented during the quarter, and (7) a $23.9 million increase in the allowance for doubtful accounts for potential losses relating to a heightened risk of non-payment of accounts receivable by customers facing financial difficulty.

The following table sets forth some of the key quarterly unaudited financial information which we use to manage our business.

(In thousands, except net income (loss) per share -diluted)	Three months ended		Fiscal year 2008
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Revenues	$396,589	$532,513	$590,694	$602,219	$635,783	$693,020
Income (loss) from operations	$(505,631)	$34,938	$103,411	$125,200	$93,487	$177,278
Net income (loss)	$(434,254)	$19,289	$76,010	$110,980	$83,935	$88,158
Cash flow from operations	$(35,600)	$81,357	$188,374	$148,212	$125,208	$205,785
Net income (loss) per share - diluted	$(2.57)	$0.11	$0.43	$0.61	$0.45	$0.46

RESULTS OF OPERATIONS

Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	December 31, 2008	September 30, 2008	December 31, 2007	Q2 FY09 vs. Q1 FY09		Q2 FY09 vs. Q2 FY08
Revenues:
Product	$273,072	$405,496	$513,449	$(132,424)	-33%	$(240,377)	-47%
Service	$123,517	$127,017	$122,334	$(3,500)	-3%	$1,183	1%

Total revenues	$396,589	$532,513	$635,783	$(135,924)	-26%	$(239,194)	-38%

Costs of revenues	$238,167	$252,813	$279,167	$(14,646)	-6%	$(41,000)	-15%
Stock-based compensation expense included in costs of revenues	$4,679	$5,456	$4,700	$(777)	-14%	$(21)	0%
Gross margin percentage	40%	53%	56%

(Dollar amounts in thousands)	Six months ended
	December 31, 2008	December 31, 2007	Q2 FY09 YTD vs. Q2 FY08 YTD
Revenues:
Product	$678,568	$1,091,881	$(413,313)	-38%
Service	250,534	236,922	13,612	6%

Total revenues	$929,102	$1,328,803	$(399,701)	-30%

Costs of revenues	$490,980	$585,060	$(94,080)	-16%
Gross margin percentage	47%	56%
Stock-based compensation expense included in costs of revenues	$10,135	$10,953	$(818)	-7%

Product revenues

Product revenues decreased during the three months ended December 31, 2008 from the three months ended September 30, 2008 and December 31, 2007 as a result of continued reduction in capital spending by our customers due to ongoing weakness in the semiconductor industry and a deteriorating macroeconomic environment which has resulted in customers delaying their purchases and installations of our products. The continued decline in revenues reflects slowing worldwide demand for semiconductor equipment, as semiconductor companies reduce capital spending and conserve cash in response to their business environment, even as their need for more precise diagnostics capabilities increases with technological advances. Our product revenues continue to be adversely affected by various factors, such as global economic conditions resulting in lower profitability of our customers, as well as the weak macroeconomic and credit environment and its overall impact on capital spending, which are likely to result in product revenues in the near term that are lower than revenue levels in comparable periods during prior fiscal years.

For the three months ended December 31, 2008, two customers accounted for greater than 10% of total revenues. For the three and six months ended December 31, 2007, no customer accounted for greater than 10% of total revenues. As of December 31, 2008, one customer accounted for greater than 10% of net accounts receivable, and as of June 30, 2008, no customer accounted for greater than 10% of net accounts receivable.

Service revenues

Service revenues are generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. Service revenue decreased slightly in the three months ended December 31, 2008 compared to September 30, 2008 as customers idled their under-utilized production equipment as a result of the ongoing weakness in the semiconductor industry and a deteriorating macroeconomic environment. The amount of service revenues generated is generally a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems.

Revenues by region

Revenues by region for the periods indicated were as follows:

(Dollar amounts in thousands)	Three months ended
	December 31, 2008		September 30, 2008		December 31, 2007
United States	$68,772	17%	$90,554	17%	$90,635	14%
Taiwan	36,621	9%	85,518	16%	168,586	27%
Japan	117,891	30%	169,907	32%	173,203	27%
Europe & Israel	53,661	14%	43,427	8%	93,135	15%
Korea	44,750	11%	87,861	17%	51,473	8%
Rest of Asia Pacific	74,894	19%	55,246	10%	58,751	9%

Total	$396,589	100%	$532,513	100%	$635,783	100%

A significant portion of our revenues continues to be generated in Asia, where a substantial portion of the world’s semiconductor manufacturing capacity is located, and we expect that will continue to be the case.

Gross margin

Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products. Our gross margin percentage was lower during the three months ended December 31, 2008 compared to the three months ended September 30, 2008 and December 31, 2007 primarily due to higher intangible assets amortization expense as a result of the acquisition of the MIE business unit at the end of the three months ended September 30, 2008, lower product and service revenues, decreased manufacturing capacity utilization, and excess inventory write-downs, driven by declines in our product build plans and service inventory usage, which are partially offset by lower bonus expense. Our near term gross margins will likely be adversely affected by lower levels of product revenues in comparison to the same periods in the prior fiscal year.

The following are costs that were recorded in the three months ended December 31, 2008 compared to the three months ended September 30, 2008:

•	$29.0 million charge for excess inventory write-downs, compared to no such charges in the three months ended September 30, 2008,

•	$15.7 million for amortization of intangibles, compared to $12.8 million in the three months ended September 30, 2008,

•	$8.8 million for severance and benefits related to workforce reductions, compared to no such charges in the three months ended September 30, 2008, and

•	($0.9) million credit to bonus expense, compared to $5.5 million charge in the three months ended September 30, 2008.

The following are costs that were recorded in the three months ended December 31, 2008 compared to the three months ended December 31, 2007:

•	$29.0 million charge for excess inventory write-downs, compared to $7.1 million in the three months ended December 31, 2007,

•	$15.7 million for amortization of intangibles, compared to $6.3 million in the three months ended December 31, 2007,

•	$8.8 million for severance and benefits related to workforce reductions, compared to $1.2 million in the three months ended December 31, 2007,

•	$0.9 million recorded for inventory write-offs related to discontinued products, compared to a $3.1 million charge recorded in the three months ended December 31, 2007, and

•	($0.9) million credit to bonus expense, compared to $5.1 million charge in the three months ended December 31, 2007.

Our gross margin during the six months ended December 31, 2008 was lower compared to gross margin for the corresponding period of fiscal year 2008 due to higher intangible assets amortization expense as a result of the acquisition of ICOS and the MIE business unit, lower product and service revenues, decreased manufacturing capacity utilization, and excess inventory write-downs, driven by declines in our product build plans and service inventory usage, which are partially offset by lower bonus expense.

The following are costs that were recorded in the six months ended December 31, 2008 compared to the six months ended December 31, 2007:

•	$29.0 million charge for excess inventory write-downs, compared to $7.9 million in the six months ended December 31, 2007,

•	$28.5 million for amortization of intangibles, compared to $16.3 million in the six months ended December 31, 2007,

•	$8.5 million for severance and benefits related to workforce reductions, compared to $2.0 million in the six months ended December 31, 2007,

•	$0.9 million recorded for inventory write-offs related to discontinued products, compared to a $3.1 million charge recorded in the six months ended December 31, 2007, and

•	$4.6 million of bonus expense, compared to $11.7 million in the six months ended December 31, 2007.

Backlog

Our backlog for system shipments and associated warranty totaled $451 million and $715 million as of December 31, 2008 and June 30, 2008, respectively, and includes sales orders where written customer requests have been received and the delivery is anticipated within the next 12 months. We make backlog adjustments for backlog obtained from acquired companies, cancellations, customer delivery date changes and currency adjustments. Orders for service contracts and unreleased products are excluded from backlog. All orders are subject to cancellation or delay by the customer, with limited or no penalties.

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

Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	December 31, 2008	September 30, 2008	December 31, 2007	Q2 FY09 vs. Q1 FY09		Q2 FY09 vs. Q2 FY08
R&D expenses	$95,266	$114,361	$97,513	$(19,095)	-17%	$(2,247)	-2%
Stock-based compensation expense included in R&D expenses	$6,981	$9,972	$7,109	$(2,991)	-30%	$(128)	-2%
R&D expenses as a percentage of total revenues	24%	21%	15%

	Six months ended
(Dollar amounts in thousands)	December 31, 2008	December 31, 2007	Q2 FY09 vs. Q2 FY08
R&D expenses	$209,627	$196,857	$12,770	6%
Stock-based compensation expense included in R&D expenses	$16,953	$15,701	$1,252	8%
R&D expenses as a percentage of total revenues	23%	15%

R&D expenses during the three months ended December 31, 2008 decreased compared to the three months ended September 30, 2008 and December 31, 2007. The decrease is primarily attributable to lower in-process R&D (“IPR&D”) charges, lower stock-based compensation expense, lower bonus expense and reduced R&D spending during the three months ended December 31, 2008, partially offset by additional R&D spending as a result of the recent acquisitions of ICOS and the MIE business unit and higher severance charges during such period related to the global workforce reduction that we announced in November 2008.

The following are expenses that were recorded in the three months ended December 31, 2008 compared to the three months ended September 30, 2008:

•	$7.0 million for stock-based compensation expense, compared to $10.0 million during the three months ended September 30, 2008,

•	$4.4 million for severance and benefits related to workforce reductions, compared to no such charges in the three months ended September 30, 2008,

•	$1.6 million for amortization of intangibles, compared to $1.4 million during the three months ended September 30, 2008,

•	No IPR&D charges related to a business acquisition, compared to $8.6 million in the three months ended September 30, 2008, and

•	($1.8) million credit to bonus expense, compared to $3.8 million charge in the three months ended September 30, 2008.

The following are expenses that were recorded in the three months ended December 31, 2008 compared to the three months ended December 31, 2007:

•	$7.0 million for stock-based compensation expense, compared to $7.1 million during the three months ended December 31, 2007,

•	$4.4 million for severance and benefits related to workforce reductions, compared to $0.4 million in the three months ended December 31, 2007,

•	$1.6 million for amortization of intangibles, compared to $0.2 million during the three months ended December 31, 2007,

•	No IPR&D charges related to a business acquisition, compared to $4.0 million in the three months ended December 31, 2007, and

•	($1.8) million credit to bonus expense, compared to $4.1 million charge in the three months ended December 31, 2007.

The increase in R&D expenses during the six months ended December 31, 2008 compared to the six months ended December 31, 2007 was primarily due to higher one-time charges recorded during the six months ended December 31, 2008 plus additional R&D spending as a result of the recent acquisitions of ICOS and the MIE business unit, which are offset by lower bonus expense.

The following are expenses that were recorded in the six months ended December 31, 2008 compared to the six months ended December 31, 2007:

•	$17.0 million for stock-based compensation expense, compared to $15.7 million during the six months ended December 31, 2007,

•	$8.6 million for IPR&D charges related to a business acquisition, compared to $4.0 million in the six months ended December 31, 2007,

•	$4.1 million for severance and benefits related to workforce reductions, compared to $0.5 million in the six months ended December 31, 2007,

•	$3.0 million for amortization of intangibles, compared to $0.4 million during the six months ended December 31, 2007, and

•	$2.0 million of bonus expense, compared to $10.1 million in the six months ended December 31, 2007.

R&D expenses include the benefit of $7.0 million, $3.6 million and $4.0 million of external funding received during the three months ended December 31, 2008, September 30, 2008 and December 31, 2007, respectively, for certain strategic development programs from government grants.

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

Selling, General and Administrative (“SG&A”)

(Dollar amounts in thousands)	Three months ended
	December 31, 2008	September 30, 2008	December 31, 2007	Q2 FY09 vs. Q1 FY09		Q2 FY09 vs. Q2 FY08
SG&A expenses	$133,954	$118,490	$159,453	$15,464	13%	$(25,499)	-16%
Stock-based compensation expense included in SG&A expenses	$10,643	$18,954	$11,443	$(8,311)	-44%	$(800)	-7%
SG&A expenses as a percentage of total revenues	34%	22%	25%

(Dollar amounts in thousands)	Six months ended
	December 31, 2008	December 31, 2007	Q2 FY09 vs. Q2 FY08

SG&A expenses	$252,444	$269,958	$(17,514)	-6%
Stock-based compensation expense included in SG&A expenses	$29,597	$24,681	$4,916	20%
SG&A expenses as a percentage of total revenues	27%	20%

SG&A expenses during the three months ended December 31, 2008 increased compared to the three months ended September 30, 2008.

The following are expenses that were recorded in the three months ended December 31, 2008 compared to the three months ended September 30, 2008:

•	$23.9 million for bad debt expense, compared to no such charges during the three months ended September 30, 2008,

•	$10.6 million for stock-based compensation expense, compared to $14.3 million during the three months ended September 30, 2008,

•

$9.2 million for expenses related to the shareholder class action litigation relating to the Company’s historical stock option practices, compared to $3.8 million during the three months ended September 30, 2008,

•	$8.6 million for severance and benefits related to workforce reductions, compared to $5.8 million during the three months ended September 30, 2008,

•	$5.8 million for amortization of intangibles, compared to $5.5 million during the three months ended September 30, 2008,

•	$2.0 million in net gains recorded on the sale of real estate assets, compared to $1.4 million recorded in the three months ended September 30, 2008, and

•	$1.7 million for bonus expense, compared to $7.6 million in the three months ended September 30, 2008.

The SG&A expenses during the three months ended December 31, 2008 were lower compared to the three months ended December 31, 2007 primarily due to lower expenses related to the shareholder class action litigation relating to the Company’s historical stock option practices and lower bonus expense, which are partially offset by higher intangible assets amortization expense as a result of our acquisitions of ICOS and the MIE business unit, severance charges related to workforce reductions, additional bad debt expense and lower gain on sale of real estate assets.

The following are expenses that were recorded in the three months ended December 31, 2008 compared to the three months ended December 31, 2007:

•	$23.9 million for bad debt expense, compared to no such charges during the three months ended December 31, 2007,

•

$9.2 million for expenses related to the shareholder class action litigation relating to the Company’s historical stock option practices, compared to $67.0 million during the three months ended December 31, 2007,

•	$10.6 million for stock-based compensation expense, compared to $11.4 million during the three months ended December 31, 2007,

•	$8.6 million for severance and benefits related to workforce reductions, compared to $1.4 million during the three months ended December 31, 2007,

•	$5.8 million for amortization of intangibles, compared to $2.1 million during the three months ended December 31, 2007,

•	$2.0 million in net gains recorded on the sale of real estate assets, compared to $9.0 million recorded in the three months ended December 31, 2007, and

•	$1.7 million for bonus expense, compared to $10.0 million in the three months ended December 31, 2007.

SG&A expenses during the six months ended December 31, 2008 were lower compared to the six months ended December 31, 2007 primarily due to lower expenses related to the shareholder class action litigation relating to the Company’s historical stock option practices and lower bonus expense, which are partially offset by higher intangible assets amortization expense as a result of our acquisitions of ICOS and the MIE business unit, severance charges related to workforce reductions, severance charges of $6.3 million related to the severance and consulting agreement that we entered into with John H. Kispert recorded in the six months ended December 31, 2008, additional bad debt expense and lower gain on sale of real estate assets.

The following are expenses that were recorded in the six months ended December 31, 2008 compared to the six months ended December 31, 2007:

•

$13.0 million for expenses related to the shareholder class action litigation relating to the Company’s historical stock option practices, compared to $69.1 million during the six months ended December 31, 2007,

•	$23.9 million for bad debt expense, compared to no such charges during the six months ended December 31, 2007,

•	$11.3 million for amortization of intangibles, compared to $4.3 million during the six months ended December 31, 2007,

•	$14.4 million for severance and benefits related to workforce reductions, compared to $2.8 million during the six months ended December 31, 2007,

•	$3.4 million in net gains recorded on the sale of real estate assets, compared to $9.0 million recorded in the six months ended December 31, 2007, and

•	$9.3 million of bonus expense, compared to $21.3 million in the six months ended December 31, 2007.

SG&A expenses during the three months ended December 31, 2008 includes $23.9 million of bad debt expense for potential losses relating to heightened risk of non-payment of accounts receivable by customers facing financial difficulty.

Impairment of Goodwill and Purchased Intangible Assets

For the three months ended December 31, 2008, we performed our annual evaluation of goodwill by reporting unit, and concluded that the carrying value of our Metrology reporting unit exceeded its estimated fair value. As a result of the global economic downturn, reductions to our revenue and operating forecasts and a significant reduction in our market capitalization, we determined that the goodwill related to our Metrology reporting unit was fully impaired. As a result, we recorded a goodwill impairment charge of $272.1 million during the three months ended December 31, 2008.

As a result of the aforementioned impairment indicators and in accordance with SFAS No. 144, we performed an analysis utilizing discounted future cash flows related to the long-lived and intangible assets to determine the fair value of each of our asset groups. Based on the assessment, we recorded an intangible asset impairment charge of $162.8 million related to existing technology, patents, customer relationships, and trademarks as well as an additional $2.0 million related to long-lived assets during the three months ended December 31, 2008.

Restructuring Charges

In November 2008, we announced a plan to reduce our global workforce by approximately 15% by June 30, 2009. This reduction is one of many cost-reduction actions that we are taking in an effort to lower our quarterly operating expense run rate by the end of fiscal year 2009 in response to the current demand environment. The program in the United States is accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits—an amendment of Financial Accounting Standards Board Statements No. 5 and 43, whereas the programs in the international locations are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. We expect to recognize estimated annual cost savings of $75 million as a result of the reduction in workforce. During the three months ended December 31, 2008, we recorded a $21.8 million net restructuring charge, of which $8.8 million was recorded to costs of revenues, $4.4 million to engineering, research and development expense and $8.6 million to selling, general and administrative expense. This charge represents the estimated minimum liability associated with expected termination benefits to be provided to employees after employment. We anticipate incurring additional severance costs and other related expenses in connection with the workforce reduction at least through the remainder of fiscal year 2009. In addition, we are currently in the process of evaluating additional restructuring activities which, if implemented, may result in additional restructuring charges.

The following table shows the activity primarily related to severance and benefits expense for the three months ended December 31, 2008:

(in thousands)	Three months ended December 31, 2008
Balance as of September 30, 2008	$1,333
Restructuring costs	23,142
Reversals	(1,333)
Cash payments	(4,435)

Balance as of December 31, 2008	$18,707

Substantially all of the restructuring charges related to our workforce reduction announced in November 2008 are expected to be paid out during the fiscal year ending June 30, 2009.

Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	December 31, 2008	September 30, 2008	December 31, 2007
Interest income and other, net	$1,381	$18,050	$13,856
Interest expense	$13,853	$13,873	$587
Interest income and other, net as a percentage of total revenues	0%	3%	2%
Interest expense as a percentage of total revenues	4%	3%	0%

(Dollar amounts in thousands)	Six months ended
	December 31, 2008	December 31, 2007
Interest income and other, net	$19,431	$31,715
Interest expense	$27,726	$972
Interest income and other, net as a percentage of total revenues	2%	2%
Interest expense as a percentage of total revenues	3%	0%

Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as gains or losses recorded upon settlement of certain foreign currency contracts. The decrease in interest income and other, net during the three months ended December 31, 2008 compared to the three months ended September 30, 2008 was primarily due to a benefit of $8.5 million that was recorded in the three months ended September 30, 2008 upon expiration of a statute of limitations relating to an uncertainty in our position with respect to a foreign transaction-based tax. No such benefit was recorded during the three months ended December 31, 2008. The decrease in interest income and other, net is also attributable to a $3.5 million impairment of our venture investment portfolio as well as a $3.1 million decrease in interest income from investment and cash portfolio.

Interest expense remained flat in the three months ended December 31, 2008 compared to the three months ended September 30, 2008. The increase in interest expense in the three months ended December 31, 2008 compared to the three months ended December 31, 2007 were primarily due to additional interest expense as a result of the issuance of $750 million aggregate principal amount of senior notes in the fourth quarter of the fiscal year ended June 30, 2008.

Provision for Income Taxes

Our effective income tax rate was a tax benefit of 16.2% compared to a tax expense of 21.4% for the three months ended December 31, 2008 and December 31, 2007, respectively and a tax benefit of 13.4% compared to a tax expense of 42.9% for the six months ended December 31, 2008 and December 31, 2007, respectively.

The decrease in the ratio of tax expense over income of 21.4% for the three months ended December 31, 2007 compared to the ratio of tax benefit over loss of 16.2% for the three months ended December 31, 2008 was primarily related to the tax effect of the $272.1 million goodwill impairment charge that is non-deductible for tax purposes for the three months ended December 31, 2008.

The decrease in the ratio of tax expense over income of 42.9% for the six months ended December 31, 2007 compared to the ratio of tax benefit over loss of 13.4% for the six months ended December 31, 2008, is primarily due to the effect of the $46.6 million of incremental U.S. tax expense associated with the implementation of our global manufacturing strategy for the six months ended December 31, 2007 compared to the effect of the $272.1 million goodwill impairment charge that is non-deductible for tax purposes incurred during the six months ended December 31, 2008.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, non tax-deductible expenses incurred in connection with acquisitions, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of our tax planning strategies.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are not under United States federal income tax examination at this time. We remain subject to federal income tax examination for all years after the fiscal year ended June 30, 2004. We are subject to state income tax examinations for all years after the fiscal year ended June 30, 2003. We are also subject to examinations in major foreign jurisdictions, including Japan, Israel and Singapore, for all years after the fiscal year ended June 30, 2003 and are currently under tax examinations in various other foreign tax jurisdictions. It is reasonably possible that certain examinations may be concluded in the next twelve months. Accordingly, we believe it is reasonably possible that our existing unrecognized tax benefits may be reduced and recognized by up to $7.7 million within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with various foreign tax authorities.

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	December 31, 2008	June 30, 2008
Cash and cash equivalents	$656,330	$1,128,106
Marketable securities	566,070	451,277

Total cash, cash equivalents and marketable securities	$1,222,400	$1,579,383

Percentage of total assets	32%	33%

	Six months ended
(In thousands)	December 31, 2008	December 31, 2007
Cash provided by operating activities	$45,757	$330,993
Cash provided by (used in) investing activities	(254,142)	234,335
Cash used in financing activities	(259,256)	(733,838)
Effect of exchange rate changes on cash and cash equivalents	(4,135)	(6,358)

Net decrease in cash and cash equivalents	$(471,776)	$(174,868)

At December 31, 2008, our cash, cash equivalents and marketable securities totaled $1.2 billion, a decrease of $357.0 million from June 30, 2008. We generated $45.8 million in cash from operations and used $254.1 million in investing activities during the six months ended December 31, 2008. We used $259.3 million in cash for financing activities during the six months ended December 31, 2008. We used $218.7 million for the repurchase of common stock under our share repurchase program and an additional $141.0 million for the acquisition of the MIE business unit of Vistec Semiconductor Systems.

We have historically financed our operations through cash generated from operations. Cash provided by operating activities was $45.8 million and $331.0 million for the six months ended December 31, 2008 and 2007, respectively. Cash provided by operating activities during the six months ended December 31, 2008 was primarily the function of our net loss of $415.0 million, offset by non-cash depreciation and amortization of $78.4 million, goodwill, purchased intangible asset and long-lived asset impairment charges of $449.2 million, stock-based compensation of $56.7 million, provision for doubtful accounts of $23.9 million, and a decrease in accounts receivable of $162.5 million as collections exceeded shipments during the six months ended December 31, 2008, which in turn were offset by a decrease in deferred system profit of $67.4 million as a result of lower shipments compared to revenue, and a net decrease in other assets and liabilities of $234.1 million primarily due to the payment of $65.0 million to the settlement class as a term of the settlement of the shareholder class action litigation relating to our historical stock option practices, annual bonus payout, and aggregate interest payments of $25.7 million related to our $750 million in outstanding long-term debt in the six months ended December 31, 2008.

Cash provided by operating activities during the six months ended December 31, 2007 consisted primarily of net income of $172.1 million, increased by non-cash depreciation and amortization of $53.3 million, stock-based compensation of $51.3 million, a decrease in inventories of $57.5 million due to lower build plan as a result of lower bookings, a decrease in accounts receivable of $30.2 million as collections exceeded shipments during the six months ended December 31, 2007 and an increase in accounts payable of $21.8 million primarily as a result of timing of payments. These increases in operating cash flow were partially offset by changes in other assets and liabilities of $54.8 million primarily due to net cash outflow resulting from tax payments made and an accrual of $65.0 million for the then-proposed settlement of the shareholder class action lawsuit made in the six months ended December 31, 2007.

Investing activities typically consist of purchases and sales or maturities of marketable securities, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new markets or emerging technologies. Cash used in investing activities was $254.1 million during the six months ended December 31, 2008, while cash provided by investing activities was $234.3 million during the six months ended December 31, 2007.

Financing activities include dividend payments to our common stockholders and sales and repurchases of our common stock. We used $226.5 million and $809.8 million for the repurchases of our common stock during the six months ended December 31, 2008 and 2007, respectively.

During the three months ended December 31, 2008, we announced a plan to reduce our global workforce by approximately 15% by June 30, 2009. We expect to recognize estimated annual cost savings of $75 million as a result of the reduction in workforce. During the three months ended December 31, 2008, we recorded a $21.8 million net restructuring charge, of which $4.4 million was paid out during the three months ended December 31, 2008 and the remaining balance is expected to be paid out by June 30, 2009. We anticipate incurring additional severance costs and other related expense in connection with the workforce reduction at least through the remainder of fiscal year 2009.

During the third quarter of the fiscal year ended June 30, 2005, our Board of Directors approved the initiation of a quarterly cash dividend. During the three months ended December 31, 2008, our Board of Directors declared a dividend of $0.15 per share of our outstanding common stock, which was paid on December 1, 2008 to our stockholders of record as of November 24, 2008. During the same period in fiscal year 2008, our Board of Directors also declared and paid a quarterly cash dividend of $0.15 per share. The total amount of dividends paid during the three months ended December 31, 2008 and 2007 were $25.3 million and $27.2 million, respectively.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2008:

	Fiscal year ending June 30,
(in thousands)	Total	2009(2)	2010	2011	2012	2013	Thereafter	Other(3)
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$—	$750,000	—
Interest expense associated with long-term debt obligations	483,000	25,875	51,750	51,750	51,750	51,750	250,125	—
Purchase commitments	83,399	65,191	17,373	835	—	—	—	—
Non-current income tax payable	55,934	—	—	—	—	—	—	55,934
Operating leases	39,724	6,296	10,462	7,538	3,794	3,099	8,535	—
Pension obligations	11,779	544	1,190	1,239	1,064	1,110	6,632	—

Total contractual cash obligations	$1,423,836	$97,906	$80,775	$61,362	$56,608	$55,959	$1,015,292	$55,934

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

(2)	Remaining 6 months.

(3)	Represents the non-current tax payable obligation under FIN 48. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, from time to time we will discount, without recourse, Letters of Credit (“LCs”) received from customers in payment of goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three and six months ended December 31, 2008 and 2007:

	Three months ended		Six months ended
(In thousands)	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Receivables sold under factoring agreements	$76,368	$84,879	$158,639	$155,413
Proceeds from sales of LCs	$2,280	$10,710	$10,666	$17,528
Discounting fees paid on sales of LCs (1)	$6	$56	$44	$77

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

We maintain guarantee arrangements of $30.1 million in various locations to fund customs guarantees for VAT and LC needs of our subsidiaries in Europe and Asia. Approximately $21.6 million was outstanding under these arrangements as of December 31, 2008.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $83.4 million as of December 31, 2008 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

Working capital decreased to $1.8 billion as of December 31, 2008, compared to $2.1 billion as of June 30, 2008. In October 2008, we suspended the stock repurchases in order to maintain financial flexibility in light of the deteriorating global economic and market conditions. While there are no specific significant transactions or arrangements that are likely to materially affect liquidity, economic uncertainty and weak credit markets are driving our customers to delay their procurement as well as payment decisions which could adversely delay and affect our cash collections. As of December 31, 2008, our principal sources of liquidity consisted of $1.2 billion of cash, cash equivalents, and marketable securities. Cash balances are held throughout the world, including significant amounts held outside of the United States. The majority of the amounts held outside of the United States could be repatriated to the United States, but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalent balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

Our investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa. In February 2008, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that we held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. As a result, we have classified these securities with failed auctions as long-term assets in our condensed consolidated balance sheet. Prior to the three months ended December 31, 2008, a total of $5.6 million of the auction rate securities with a net book value of $5.4 million were called at par by the issuer; therefore no losses were recognized on these securities. During the three months ended December 31, 2008, an additional $1.6 million of the auction rate securities with a net book value of $1.3 million was called at par by the issuer; therefore no losses were recognized on these securities during the three months ended December 31, 2008. The fair value of our auction rate securities at December 31, 2008 was $34.5 million.

By letter dated August 8, 2008, we received notification from UBS AG (“UBS”), issued in connection with a settlement entered into between UBS and certain regulatory agencies, offering to repurchase all of our auction rate security holdings at par value. We formally accepted the settlement offer and entered into a repurchase agreement (“Agreement”) with UBS on November 11, 2008 (“Acceptance Date”). By accepting the Agreement, we (1) received the right (“Put Option”) to sell our auction rate securities at par value to UBS between June 30, 2010 and July 2, 2012 and (2) gave UBS the right to purchase the auction rate securities from us any time after the Acceptance Date as long as we receive the par value.

We expect to sell the auction rate securities under the Put Option. However, if the Put Option is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the auction rate securities.

UBS’s obligations under the Put Option are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Put Option. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Put Option.

The Agreement covers $41.2 million par value (fair value of $34.5 million) of the auction rate securities held by us as of December 31, 2008. We have accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159. As a result, $6.4 million was recorded as a credit to interest income and other, net for the fair value of the Put Option. Simultaneously, we made an election pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to transfer these auction rate securities from available-for-sale to trading securities. The transfer to trading securities reflects our intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. Prior to entering into the Agreement, our intent was to hold the auction rate securities until the market recovered. At the time of transfer, the unrealized loss on the auction rate securities was $1.3 million. Prior to the transfer, this unrealized loss had been included in accumulated other comprehensive income (loss). Upon transfer of the auction rate securities to trading securities, we immediately recognized an unrealized loss of $1.3 million, included in interest income and other, net, for the amount of the unrealized loss not previously recognized in earnings. Subsequently, we recognized an additional decline in fair value of $5.4 million for a total unrealized loss of $6.7 million, included in interest income and other, net, in the condensed consolidated statements of operations for the three months ended December 31, 2008. We expect that the future changes in the fair value of the Put Option will be largely offset by the fair value movements in the auction rate securities. We estimated the fair value of the auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. We estimated the fair value of the Put Option using the expected value that we will receive from UBS which was calculated as the difference between the anticipated recognized losses and par value of the auction rate securities as of the option exercise date. This value was discounted by using UBS’s credit default swap rate to account for the credit considerations of the counterparty risk. We will reassess the fair value in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, market risk and other factors. Based on our expected operating cash flows and other sources of cash, we do not believe that any reduction in liquidity of our auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

Our credit ratings and outlooks as of January 27, 2009 are summarized below.

Rating Agency	Rating	Outlook
Fitch	BBB	Negative
Moody’s	Baa1	Stable
Standard & Poor’s	BBB	Negative

Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy.

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

(In thousands)	As of December 31, 2008	As of June 30, 2008
Cash flow hedge contracts
Purchase	$3,030	$7,413
Sell	(89,697)	(200,676)
Other foreign currency hedge contracts
Purchase	129,146	1,278,395
Sell	(235,854)	(1,402,119)

Net	$(193,375)	$(316,987)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2008. Actual results may differ materially.

As of December 31, 2008, we had an investment portfolio of fixed income securities of approximately $566.1 million, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2008, the fair value of the portfolio would have declined by $1.3 million.

As of December 31, 2008, we had net forward contracts to sell $193.4 million in foreign currency in order to hedge currency exposures (see Note 16, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for a detailed description). If we had entered into these contracts on December 31, 2008, the U.S. dollar equivalent would have been $202.8 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $32.9 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net loss or cash flows.

See Note 4, “Marketable Securities,” to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio and the liquidity of certain auction rate securities that we held at December 31, 2008.

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

The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue, and in some cases, future expense levels. In the current environment, our ability to accurately predict our future operating results is particularly limited. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in, or cancellation or delay of, orders (which are generally subject to cancellation or delay by the customer with limited or no penalty) but also a weakening of their financial condition that could impair their ability to pay for our products or our ability to recognize revenue from certain customers. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During periods of declining revenues, such as in the current environment, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, or if our attempts to respond (such as the global workforce reduction and cost-reduction efforts that we announced in November 2008) fail to accomplish our intended results, then our business could be seriously harmed. Furthermore, any workforce reductions and cost-reduction actions that we adopt in response to down cycles may result in additional restructuring charges, disruptions in our operations and loss of key personnel. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

We are exposed to risks associated with the ongoing financial crisis and weakening global economy.

The recent severe tightening of the credit markets, turmoil in the financial markets and weakening global economy are contributing to slowdowns in the industries in which we operate, which slowdowns are expected to worsen if these economic conditions are prolonged or deteriorate further.

The markets for semiconductors, and therefore our business, are ultimately driven by the global demand for electronic devices by consumers and businesses. Economic uncertainty frequently leads to reduced consumer and business spending, which, in the current economic slowdown, has caused our customers to decrease, cancel or delay their equipment and service orders from us. In addition, the recent tightening of credit markets and concerns regarding the availability of credit have made it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Reduced demand, combined with delays in our customers’ ability to obtain financing (or the unavailability of such financing), has adversely affected our product and service sales and revenues and therefore has harmed our business and operating results, and our operating results and financial condition may be further adversely impacted if the current economic conditions persist.

Furthermore, a continuing decline in the condition of the global financial markets could adversely impact the market values or liquidity of our investments. Our investment portfolio includes corporate and government securities, auction rate securities, money market funds and other types of debt and equity investments. Although we believe our portfolio continues to be comprised of sound investments due to the quality and (where applicable) credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of our investments and their liquidity. If the market value of such investments were to decline, or if we were to have to sell some of our investments under illiquid market conditions, we may be required to recognize an impairment charge on such investments or a loss on such sales, either of which could have an adverse effect on our financial condition and operating results.

If we are unable to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

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

We have recorded significant restructuring, inventory write-off and asset impairment charges in the past and may do so again in the future, which could have a material negative impact on our business.

During the three months ended December 31, 2008, we recorded material restructuring charges related to our global workforce reduction, large excess inventory write-offs, and material impairment charges related to our goodwill and purchased intangible assets. If the current challenging economic conditions persist, we may implement additional cost-reduction actions, which would require us to take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write off additional inventory if our product build plans or usage of service inventory experience further declines, and such additional write-offs could constitute material charges. In addition, a further decline in our stock price or significant adverse change in market conditions could require us to take an additional material impairment charge related to our goodwill and purchased intangible assets. Goodwill represents the excess of costs over the net fair value of net assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Purchased intangible assets with estimable useful lives are amortized over their respective estimated useful lives using the straight-line method, and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The valuation of goodwill and intangible assets require assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. We recorded a material charge during the quarter ended December 31, 2008 related to the impairment of our goodwill and purchased intangible assets. A further decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the amount of such impairment charge, could result in a change to the estimation of fair value that could result in an additional impairment charge. Any such additional material charges, whether related to restructuring or goodwill or purchased intangible asset impairment, may have a material negative impact on our operating results and related financial statements.

We are exposed to risks associated with a highly concentrated customer base.

Our customer base, particularly in the semiconductor industry, historically has been, and is becoming increasingly, highly concentrated. In this environment, orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. Furthermore, because our products are configured to customer specifications, any changes, delays or cancellations of orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. Also, certain customers have undergone significant ownership changes, experienced management changes or have outsourced manufacturing activities, any of which may result in additional complexities in managing customer relationships and transactions. In the current challenging economic environment, we are exposed to additional risks related to the continued financial viability of certain of our customers. For instance, during the three months ended December 31, 2008, we increased our allowance for doubtful accounts by $23.9 million for potential losses relating to a heightened risk of non-payment of accounts receivable by customers facing financial difficulty. Customers with liquidity issues may be forced to discontinue operations or may be acquired by one of our customers, and in either case such event would have the effect of further consolidating our customer base. In addition, to the extent our customers experience liquidity issues, we may be required to incur additional bad debt expense with respect to receivables owed to us by those customers. These factors could have a material adverse effect on our business, financial condition and operating results.

A majority of our annual revenue is derived from outside the United States, and we expect that international revenue will continue to represent a substantial percentage of our revenue. A protracted economic slowdown in any of the countries in which we do business may adversely affect our business and results of operations.

A majority of our annual revenue is derived from outside the United States, and we expect that international revenue will continue to represent a substantial percentage of our revenue. Our international revenue and operations are affected by economic conditions specific to each country and region. Because of our significant dependence on international revenue, a decline in the economies of any of the countries or regions in which we do business could negatively affect our operating results. Managing global operations and sites located throughout the world presents challenges associated with, among other things, cultural diversity and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Periodic local or international economic downturns, trade balance issues, political instability, legal or regulatory changes or terrorism in regions where we have operations, along with fluctuations in interest and currency exchange rates, could negatively affect our business and results of operations. Although we attempt to manage near-term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate.

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

In this environment, we must continue to make significant investments in research and development in order to enhance the performance, features and functionality of our products, to keep pace with competitive products and to satisfy customer demands. Substantial research and development costs typically are incurred before we confirm the technical feasibility and commercial viability of a new product, and not all development activities result in commercially viable products. There can be no assurance that revenue from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements. In addition, we cannot be sure that these products or enhancements will receive market acceptance or that we will be able to sell these products at prices that are favorable to us. Our business will be seriously harmed if we are unable to sell our products at favorable prices or if the market in which we operate does not accept our products.

Our business would be harmed if we do not receive sufficient parts to meet our production requirements in a timely and cost-effective manner.

We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. We seek to minimize the risk of production and service interruptions and/or shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk during the current economic downturn, that would affect their ability to deliver parts and could result in delays for our products. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements, or if we are only able to do so on unfavorable terms.

Disruption of our manufacturing facilities due to earthquake, flood, other natural catastrophic events or terrorism could result in cancellation of orders or loss of customers and could seriously harm our business.

We have significant manufacturing operations in the United States, with additional operations in Israel, Singapore, Belgium, Germany and China. Operations at our manufacturing facilities and our assembly subcontractors are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, fire, earthquake, energy shortages, flooding or other natural disasters. Such disruption could cause delays in shipments of products to our customers. We cannot ensure that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms.

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

If we are unable to successfully integrate and manage acquired businesses or if acquired businesses perform poorly, then our business and financial results may suffer. It is possible that the businesses we have acquired, as well as businesses that we may acquire in the future, may perform worse than expected or prove to be more difficult to integrate and manage than expected. In addition, we may lose key employees of the acquired companies. As a result, risks associated with acquisition transactions may give rise to a material adverse effect on our business and financial results for a number of reasons, including:

•	we may have to devote unanticipated financial and management resources to acquired businesses;

•	the combination of businesses may cause the loss of key personnel or an interruption of, or loss of momentum in, the activities of our company and/or the acquired business;

•	we may not be able to realize expected operating efficiencies or product integration benefits from our acquisitions;

•	we may experience challenges in entering into new market segments for which we have not previously manufactured and sold products;

•	we may face difficulties in coordinating geographically separated organizations, systems and facilities;

•	the customers, suppliers, employees and others with whom the companies we acquire have business dealings may have a potentially adverse reaction to the acquisition;

•	we may have to write-off goodwill or other intangible assets; and

•	we may incur unforeseen obligations or liabilities in connection with acquisitions.

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

We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war. If international political instability continues or increases, our business and results of operations could be harmed.

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

We purchase insurance to help mitigate the economic impact of certain insurable risks; however, certain other risks are uninsurable or are insurable only at significant cost or cannot be mitigated with insurance. An earthquake could significantly disrupt our manufacturing operations, most of which are conducted in California. It could also significantly delay our research and engineering effort on new products, most of which is also conducted in California. We take steps to minimize the damage that would be caused by an earthquake, but there is no certainty that our efforts will prove successful in the event of an earthquake. We self insure earthquake risks because we believe this is a prudent financial decision based on our large cash reserves and the high cost and limited coverage available in the earthquake insurance market. Certain other risks are also self insured either based on a similar cost benefit analysis, or based on the unavailability of insurance. If one or more of the uninsured events occurs, we could suffer major financial loss.

A change in accounting standards or practices or a change in existing taxation rules or practices (or changes in interpretations of such standards, practices or rules) can have a significant effect on our reported results and may even affect reporting of transactions completed before the change is effective.

New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation rules have occurred and may occur in the future. Changes to (or revised interpretations of) existing tax or accounting rules or the questioning of current or past practices may adversely affect our reported financial results or the way we conduct our business.

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

A number of factors may harm our future effective tax rates such as the jurisdictions in which profits are determined to be earned and taxed, the resolution of issues arising from tax audits with various tax authorities, changes in the valuation of our deferred tax assets and liabilities, adjustments to estimated taxes upon finalization of various tax returns, increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill, changes in available tax credits, changes in share-based compensation expense, changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles and the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. A change in the effective tax rate can adversely impact our results from operations.

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

We have some exposure to fluctuations in foreign currency exchange rates, primarily the Euro and the Japanese Yen. We have international subsidiaries that operate and sell our products globally. We routinely hedge our exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations, but these hedges may be inadequate to protect us from currency exchange rate fluctuations. To the extent that these hedges are inadequate, or if there are significant currency exchange rate fluctuations in currencies for which we do not have hedges in place, our reported financial results or the way we conduct our business could be adversely affected. If a financial counter-party to our hedges experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.

There are risks associated with our outstanding indebtedness.

As of December 31, 2008, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value and liquidity of both our debt and equity securities.

In certain circumstances involving a change of control followed by a downgrade of the rating of our senior notes, we will be required to make an offer to repurchase the senior notes at a purchase price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. We cannot make any assurance that we will have sufficient financial resources at such time or will be able to arrange financing to pay the repurchase price of the senior notes. Our ability to repurchase the senior notes in such event may be limited by law, by the indenture associated with the senior notes, or by the terms of other agreements to which we may be party at such time. If we fail to repurchase the senior notes as required by the indenture, it would constitute an event of default under the indenture governing the senior notes which, in turn, may also constitute an event of default under other of our obligations.

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

In August 2008, UBS AG entered into a settlement in principle with the SEC and various state regulatory agencies to restore liquidity to all clients holding auction rate securities. Per the settlement, UBS has agreed to offer certain clients the option to redeem all of their auction rate securities at par, no loss, from UBS between June 30, 2010 and June 30, 2012, and we formally accepted this offer and entered into a repurchase agreement with UBS on November 11, 2008. However, there is no assurance that UBS will have enough financial resources necessary to perform its obligations under the offer. If we elect to retain our auction rate securities in reliance upon that offer, with the intent of participating in the offer, but UBS is unable to satisfy its obligations under the offer at the applicable time, we may be required to sell the auction rate securities at that time at a significant loss, which could have an adverse impact upon our operating results and financial condition.

We rely upon certain critical information systems for our daily business operation. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operation.

Our global operations are linked by information systems, including telecommunications, the internet, our corporate intranet, network communications, email and various computer hardware and software applications. Despite our implementation of network security measures, our tools and servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems and tools located at customer sites, or could be subject to system failures or malfunctions for other reasons. Any such event could have an adverse effect on our business, operating results and financial condition.

We may experience difficulties with our customer relationship management (“CRM”) system, enterprise resource planning (“ERP”) system or other IT systems. System failure or malfunctioning may result in a disruption of operations or the inability to process transactions, and this could adversely affect our financial results.

We may experience difficulties with our CRM system (recently implemented in fiscal year 2008) that could disrupt our ability to timely and accurately process and report key components of the results of our consolidated operations, our financial position and cash flows. System failure or malfunctioning could disrupt our ability to timely and accurately process and report key components of our results of operations, financial position and cash flows. Any disruptions or difficulties that may occur in connection with our ERP system or other systems could also adversely affect our ability to complete important business processes such as the evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unforeseen problems with regard to our CRM system, ERP system or other systems, our business could be adversely affected.

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

We have been named as a party to a number of shareholder derivative and class action lawsuits relating to our historical stock option practices, and we may be named in additional lawsuits in the future. This litigation has been and continues to be time consuming and expensive and could result in the payment of significant judgments and settlements, which could have a material adverse effect on our financial condition and results of operations.

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

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, our independent registered public accounting firm must report on the effectiveness of the Company’s internal control over financial reporting. The Company has in prior periods identified certain material weaknesses in its internal control over financial reporting. However, we believe the Company remediated those past material weaknesses, and we have not identified any material weaknesses in our internal control over financial reporting for the fiscal year ended June 30, 2008. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended December 31, 2008. (1)

Period	Total Number of Shares Purchased(4)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2008 to October 31, 2008(2)	1,450,000	$26.66	9,831,000
November 1, 2008 to November 30, 2008	—	$—	9,831,000
December 1, 2008 to December 31, 2008	—	$—	9,831,000

Total	1,450,000	$26.66

(1)	In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase up to 17.8 million shares of its common stock in the open market. This plan was put into place to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans, and to return excess cash to the Company’s shareholders. The Board of Directors has authorized KLA-Tencor to repurchase additional shares of its common stock under the repurchase program in February 2005 (up to 10.0 million shares), February 2007 (up to 10.0 million shares), August 2007 (up to 10.0 million shares) and June 2008 (up to 15.0 million shares), in each case in addition to the originally authorized 17.8 million shares described in the first sentence of this footnote.

(2)	All shares were purchased pursuant to the publicly announced repurchase programs described in footnote 1 above.

(3)	The stock repurchase programs have no expiration date. Future repurchases of the Company’s common stock under the Company’s repurchase programs may be affected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.

(4)	In October 2008, the Company suspended the stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on November 13, 2008 at the Company’s principal executive offices in Milpitas, California. Of the 170,627,492 shares of the Company’s common stock outstanding as of September 30, 2008 (the record date), 154,174,848 shares, or 90%, were present or represented by proxy at the meeting. Two proposals were considered at the meeting.

Proposal One. The stockholders elected the Company’s three Class I nominees to its Board of Directors to each serve for a three-year term, each until his successor is duly elected. The table below presents the results of the election.

Name	For	Withheld
Robert M. Calderoni	151,860,836	2,314,012
John T. Dickson	146,637,392	7,537,456
Kevin J. Kennedy	151,783,148	2,391,700

The Company’s Class II directors (Robert P. Akins, Robert T. Bond, Kiran M. Patel and David C. Wang) and Class III directors (Edward W. Barnholt, Stephen P. Kaufman and Richard P. Wallace) were not subject to reelection at the annual meeting, and their respective terms of office as members of the Board of Directors continued after the meeting.

Proposal Two. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009. This proposal received 153,470,809 votes for, 667,071 votes against and 36,968 abstentions.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.44	Form of Restricted Stock Unit Agreement for U.S. Employees (approved December 2008)*

10.45	Form of Restricted Stock Unit Agreement for French Participants (approved December 2008)*

10.46	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (approved December 2008)*

10.47	Amended and Restated 1997 Employee Stock Purchase Plan (as amended December 2008)*

10.48	Executive Severance Plan (as amended and restated November 13, 2008)*

10.49	Executive Deferred Savings Plan (as amended and restated effective January 1, 2009)*

10.50	Rules of the KLA-Tencor Corporation 2004 Equity Incentive Plan for the Grant of Restricted Stock Units to Participants in France*

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.

*	Denotes a management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

January 29, 2009	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

January 29, 2009	/s/ MARK P. DENTINGER
(Date)	Mark P. Dentinger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 29, 2009	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

10.44	Form of Restricted Stock Unit Agreement for U.S. Employees (approved December 2008)*

10.45	Form of Restricted Stock Unit Agreement for French Participants (approved December 2008)*

10.46	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (approved December 2008)*

10.47	Amended and Restated 1997 Employee Stock Purchase Plan (as amended December 2008)*

10.48	Executive Severance Plan (as amended and restated November 13, 2008)*

10.49	Executive Deferred Savings Plan (as amended and restated effective January 1, 2009)*

10.50	Rules of the KLA-Tencor Corporation 2004 Equity Incentive Plan for the Grant of Restricted Stock Units to Participants in France*

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement