Form 10-Q
period 2009-03-31
KLA TENCOR CORP
filed 2009-04-24
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 16, 2009, there were 169,885,886 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KLA-TENCOR CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)	March 31, 2009	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$664,929	$1,128,106
Marketable securities	553,714	409,130
Accounts receivable, net	241,425	492,488
Inventories, net	411,894	459,449
Deferred income taxes	332,215	328,588
Other current assets	187,414	218,003

Total current assets	2,391,591	3,035,764
Land, property and equipment, net	303,303	355,474
Marketable securities	38,903	42,147
Goodwill	321,298	601,882
Purchased intangibles, net	152,237	297,778
Other non-current assets	429,034	515,345

Total assets	$3,636,366	$4,848,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,354	$104,315
Deferred system profit	74,188	150,797
Unearned revenue	60,903	56,692
Other current liabilities	411,382	638,528

Total current liabilities	602,827	950,332
Non-current liabilities:
Long-term debt	745,068	744,661
Income tax payable	49,398	63,634
Unearned revenue	7,516	31,745
Other non-current liabilities	61,725	76,288

Total liabilities	1,466,534	1,866,660
Commitments and contingencies (Note 13 and Note 14)
Stockholders’ equity:
Common stock and capital in excess of par value	809,222	729,629
Retained earnings	1,421,999	2,204,417
Accumulated other comprehensive income (loss)	(61,389)	47,684

Total stockholders’ equity	2,169,832	2,981,730

Total liabilities and stockholders’ equity	$3,636,366	$4,848,390

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
(In thousands except per share data)	2009	2008	2009	2008
Revenues:
Product	$207,332	$476,274	$885,900	$1,568,155
Service	102,280	125,945	352,814	362,867

Total revenues	309,612	602,219	1,238,714	1,931,022

Costs and operating expenses:
Costs of revenues	209,223	285,650	700,203	870,710
Engineering, research and development	82,609	96,646	292,236	293,503
Selling, general and administrative	90,061	94,723	342,505	364,681
Goodwill and purchased intangible assets impairment	—	—	446,744	6,163

Total costs and operating expenses	381,893	477,019	1,781,688	1,535,057

Income (loss) from operations	(72,281)	125,200	(542,974)	395,965
Interest income and other, net	8,723	36,503	28,154	68,218
Interest expense	13,609	494	41,335	1,466

Income (loss) before income taxes	(77,167)	161,209	(556,155)	462,717
Provision for (benefit from) income taxes	5,660	50,229	(58,363)	179,644

Net income (loss)	$(82,827)	$110,980	$(497,792)	$283,073

Net income (loss) per share:
Basic	$(0.49)	$0.62	$(2.92)	$1.55

Diluted	$(0.49)	$0.61	$(2.92)	$1.52

Cash dividend paid per share	$0.15	$0.15	$0.45	$0.45

Weighted average number of shares:
Basic	169,934	178,112	170,349	182,397

Diluted	169,934	180,617	170,349	186,303

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended March 31,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$(497,792)	$283,073
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	110,116	79,907
Goodwill, purchased intangible asset and long-lived asset impairment charges	451,982	6,163
Gain on sale of real estate assets	(3,718)	(17,683)
Non-cash stock-based compensation	79,443	77,189
Provision for doubtful accounts	24,097	—
Tax benefit (charge) from equity awards	(4,657)	11,573
Excess tax benefit from equity awards	(1,691)	(7,545)
Net loss (gain) on sale of marketable securities and other investments	475	(20,806)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Decrease in accounts receivable, net	240,070	56,228
Decrease in inventories	67,138	87,109
Decrease (increase) in other assets	58,672	(21,239)
Increase (decrease) in accounts payable	(53,516)	12,892
Decrease in deferred system profit	(76,610)	(13,447)
Decrease in other liabilities	(271,763)	(57,618)

Net cash provided by operating activities	122,246	475,796

Cash flows from investing activities:
Restricted cash	—	(581,540)
Acquisition of business, net of cash received	(141,399)	(5,491)
Capital expenditures, net	(20,246)	(47,694)
Proceeds from sale of real estate assets	21,814	63,290
Purchase of available-for-sale securities	(659,547)	(723,312)
Proceeds from sale and maturity of available-for-sale securities	516,164	1,577,585
Purchase of trading securities	(46,838)	(57,618)
Proceeds from sale of trading securities	52,240	61,623

Net cash provided by (used in) investing activities	(277,812)	286,843

Cash flows from financing activities:
Issuance of common stock	27,137	131,028
Tax withholding payment related to vested and released restricted stock units	(11,703)	—
Common stock repurchases	(226,515)	(989,660)
Payment of dividends to stockholders	(76,659)	(82,167)
Excess tax benefit from equity awards	1,691	7,545

Net cash used in financing activities	(286,049)	(933,254)

Effect of exchange rate changes on cash and cash equivalents	(21,562)	11,586

Net decrease in cash and cash equivalents	(463,177)	(159,029)
Cash and cash equivalents at beginning of period	1,128,106	722,511

Cash and cash equivalents at end of period	$664,929	$563,482

Supplemental cash flow disclosures:
Income taxes paid (refund received), net	$(17,870)	$190,608

Interest paid	$29,547	$2,778

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

The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2009.

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. Starting in the first quarter of fiscal 2009, interest expense was presented as a separate line item in the Condensed Consolidated Statements of Operations (previously reported as a component of interest income and other, net). Cash flows from trading securities were reclassified from operating to investing activities in the Condensed Consolidated Statements of Cash Flows, and purchases and proceeds from sale of trading securities are presented separately (previously reported on a net basis) based on the analysis of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Starting in the second quarter of fiscal 2009, goodwill and intangibles impairment is now presented as a separate line item in the Condensed Consolidated Statements of Operations (previously reported as a component of the respective operating expenses). These reclassifications had no effect on the consolidated operating results or the change in cash and cash equivalents, as previously reported.

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

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of July 1, 2008, in situations where the market for a particular financial asset is not active. The Company has considered the guidance provided by FSP SFAS No. 157-3 in its determination of estimated fair values, and the impact was not material.

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

In March 2009, FASB unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles (“GAAP”), the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

In April 2009, FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), Business Combinations. The FSP will carry forward the requirements in SFAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The FSP will have the same effective date as SFAS No. 141(R), and will therefore be effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 141(R)-1 on its consolidated financial position, results of operations and cash flows.

In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for the Company’s annual reporting for the fiscal year ending on June 30, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 157-4 on its consolidated financial position, results of operations and cash flows.

In April 2009, FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company’s interim reporting period ending on September 30, 2009.

In April 2009, FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for the Company’s annual reporting for the fiscal year ending on June 30, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 115-2 and SFAS No. 124-2 on its consolidated financial position, results of operations and cash flows.

NOTE 2 – FAIR VALUE MEASUREMENTS

Effective July 1, 2008, the Company adopted the fair value measurement and disclosure provisions of SFAS No. 157, Fair Value Measurements, which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS No. 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, which allows companies to elect a one-year delay in applying SFAS No. 157 to certain fair value measurements, primarily related to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected the delayed adoption date for the portions of SFAS No. 157 impacted by FSP SFAS No. 157-2. The partial adoption of SFAS No. 157 was prospective and has not had a significant effect on the Company’s condensed consolidated financial statements. The Company is currently evaluating the impact of applying the deferred portion of SFAS No. 157 to the nonrecurring fair value measurements of its nonfinancial assets and liabilities. In accordance with FSP SFAS No. 157-2, the fair value measurements for nonfinancial assets and liabilities will be adopted effective for the Company’s fiscal year ending on June 30, 2010.

Concurrently with the adoption of SFAS No. 157, the Company adopted SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. As of March 31, 2009, the Company did not elect the fair value option under SFAS No. 159 for any financial assets and liabilities that were not previously measured at fair value, with the exception of the Put Option related to the auction rate securities repurchase agreement with UBS AG referenced in Note 4, “Marketable Securities.”

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 were as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income securities	$1,084,972	$761,476	$284,593	$38,903
Derivative assets	5,615	—	3,947	1,668
Other assets	103,623	103,623	—	—

Total financial assets under SFAS No. 157	$1,194,210	$865,099	$288,540	$40,571

Derivative liabilities	$3,068	$—	$3,068	$—

Total financial liabilities under SFAS No. 157	$3,068	$—	$3,068	$—

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2009 as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$492,355	$489,356	$2,999	$—
Marketable securities	553,714	272,120	281,594	—
Marketable securities-long-term	38,903	—	—	38,903
Other current assets	5,615	—	3,947	1,668
Other non-current assets	103,623	103,623	—	—

Total financial assets under SFAS No. 157	$1,194,210	$865,099	$288,540	$40,571

Other current liabilities	$3,068	$—	$3,068	$—

Total financial liabilities under SFAS No. 157	$3,068	$—	$3,068	$—

Changes in our Level 3 securities for the three months ended September 30, 2008, December 31, 2008 and March 31, 2009 were as follows:

Level 3
Aggregate estimated fair value of Level 3 securities at June 30, 2008	$42,147
Total unrealized gains or (losses)
Included in other comprehensive income	22
Settlements	(750)

Aggregate estimated fair value of Level 3 securities at September 30, 2008	$41,419
Total realized and unrealized gains or (losses)
Unrealized loss included in income	(6,687)
Reversal of unrealized loss associated with transfer of securities to trading securities	1,281
Net purchases and settlements	4,866

Aggregate estimated fair value of Level 3 securities at December 31, 2008	$40,879
Total realized and unrealized gains or (losses)
Unrealized gain included in income	192
Settlements	(500)

Aggregate estimated fair value of Level 3 securities at March 31, 2009	$40,571

NOTE 3 – BALANCE SHEET COMPONENTS

(In thousands)	March 31, 2009	June 30, 2008
Accounts receivable, net
Accounts receivable, gross	$277,493	$504,745
Allowance for doubtful accounts	(36,068)	(12,257)

	$241,425	$492,488

Inventories, net
Customer service parts	$151,082	$169,557
Raw materials	108,992	120,364
Work-in-process	78,844	84,102
Finished goods and demonstration equipment	72,976	85,426

	$411,894	$459,449

Land, property and equipment, net
Land	$52,215	$73,715
Buildings and improvements	132,273	146,130
Machinery and equipment	421,506	440,249
Office furniture and fixtures	25,222	35,449
Leasehold improvements	105,165	150,473
Construction in progress	2,488	4,946

	738,869	850,962
Less: accumulated depreciation and amortization	(435,566)	(495,488)

	$303,303	$355,474

Other non-current assets
Long-term investments	$128,795	$173,680

(In thousands)	March 31, 2009	June 30, 2008
Deferred tax assets – long-term	286,326	323,870
Other	13,913	17,795

	$429,034	$515,345

Other current liabilities
Warranty and retrofit obligations	$25,805	$47,953
Compensation and benefits	194,089	283,366
Income taxes payable	30,521	24,675
Interest payable	21,706	8,625
Accrued litigation costs	9,135	71,552
Other accrued expenses	130,126	202,357

	$411,382	$638,528

NOTE 4 – MARKETABLE SECURITIES

(In thousands)	March 31, 2009	June 30, 2008
Cash equivalents and short-term marketable securities:
U.S. Treasuries	$87,692	$19,934
U.S. Government agency securities	234,597	223,025
Municipal bonds	9,002	1,002
Corporate debt securities	228,071	153,533
Money market bank deposits and other	486,707	865,026
Sovereign/Multilateral obligations	—	28,420

	1,046,069	1,290,940
Less: Amounts included in cash equivalents	(492,355)	(881,810)

Total short-term marketable securities	$553,714	$409,130

Long-term marketable securities:
Auction rate securities	$38,903	$42,147

Total long-term marketable securities	$38,903	$42,147

The Company’s investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by the Company are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa. In February 2008, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that the Company held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. As a result, the Company has classified these securities with failed auctions as long-term assets in its Condensed Consolidated Balance Sheet. Prior to the three months ended March 31, 2009, a total of $6.9 million of the auction rate securities held by the Company with a net book value of $6.7 million were called at par by the issuer; therefore no losses were recognized on these securities. During the three months ended March 31, 2009, an additional $0.5 million of the auction rate securities held by the Company was called at par by the issuer; therefore no losses were recognized on these securities during the three months ended March 31, 2009. The fair value of the auction rate securities held by the Company at March 31, 2009 was $38.9 million.

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

The Agreement covers $40.7 million par value (fair value of $38.9 million) of the auction rate securities held by the Company as of March 31, 2009. The Company is accounting for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159 during the three months ended December 31, 2008. As a result, $6.4 million was recorded as an increase to interest income and other, net for the fair value of the Put Option during the three months ended December 31, 2008. During the three months ended March 31, 2009, as a result of a change in the fair value of the Put Option, $4.7 million was recorded as a charge to interest income and other, net. The fair value of the Put Option at March 31, 2009 was $1.7 million.

During the three months ended December 31, 2008, the Company made an election pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to transfer these auction rate securities from available-for-sale to trading securities. The transfer to trading securities reflects the Company’s intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. Prior to entering into the Agreement, the Company’s intent was to hold the auction rate securities until the market recovered. At the time of transfer, the unrealized loss on the auction rate securities was $1.3 million. Prior to the transfer, this unrealized loss was included in accumulated other comprehensive income (loss). Upon transfer of the auction rate securities to trading securities during the three months ended December 31, 2008, the Company immediately recognized an unrealized loss of $1.3 million, included in interest income and other, net, for the amount of the unrealized loss not previously recognized in earnings. Subsequently, the Company recognized an additional decline in fair value of $5.4 million for a total unrealized loss of $6.7 million, included in interest income and other, net, in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2008. During the three months ended March 31, 2009, the Company recognized an increase in the fair value of the auction rate securities of $4.9 million, which is included in interest income and other, net.

The Company expects that the future changes in the fair value of the Put Option will continue to be largely offset by the fair value movements in the auction rate securities. The Company estimated the fair value of the auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. The Company estimated the fair value of the Put Option using the expected value that the Company will receive from UBS, which was calculated as the difference between the anticipated recognized losses and par value of the auction rate securities as of the option exercise date. This value was discounted by using UBS’s credit default swap rate to account for the credit considerations of the counterparty risk. The Company will reassess the fair values in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, market risk and other factors. Based on the Company’s expected operating cash flows and other sources of cash, it does not believe that any reduction in liquidity of its auction rate securities will have a material impact on its overall ability to meet its liquidity needs.

NOTE 5 – BUSINESS COMBINATIONS

The Company accounts for business combinations using the purchase method of accounting. Consideration includes the cash paid and the value of options assumed, if any, less any cash acquired, and excludes contingent employee compensation payable in cash.

During the three months ended September 30, 2008, the Company completed its acquisition of the Microelectronic Inspection Equipment business unit (“MIE business unit”) of Vistec Semiconductor Systems for net cash consideration of approximately $141.4 million. The acquired MIE business unit is a provider of mask registration measurement tools, scanning electron microscopy (“SEM”) based tools for mask critical dimension measurement and macro defect inspection systems.

The following table represents preliminary purchase price allocation and summarizes the aggregate estimated fair values of the net assets acquired on the closing date of the acquisition of the MIE business unit:

(In thousands)	Preliminary Purchase Price Allocation
Cash	$14,219
Current assets	61,457
Intangibles:
Existing technology	39,800
Patents	18,200
Trade name/Trademarks	4,800
Customer relationships	19,300
In-process R&D (“IPR&D”)	8,600
Backlog	6,750
Other intangible assets	9,950
Noncurrent assets	2,749
Goodwill	38,702
Liabilities assumed	(68,909)

$155,618

Cash consideration – paid	$155,618

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $38.7 million of goodwill is assigned to the defect inspection reporting unit, which is not expected to be deductible for tax purposes. This acquisition provides the Company with a line of mask registration measurement tools to complement the Company’s existing mask inspection products. In addition, through the acquisition the Company has acquired a provider of SEM-based tools for mask critical dimension measurement. Other technologies of the MIE business unit acquired by the Company in the transaction include macro defect inspection systems, overlay measurement systems for microelectromechanical systems (“MEMS”) applications and software packages for defect classification and data analysis.

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

The Company expensed IPR&D of $8.6 million upon the completion of the acquisition of the MIE business unit in the three months ended September 30, 2008, in connection with acquired intellectual property for which technological feasibility had not been established and no future alternative uses exist.

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

NOTE 6 – GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The following table presents goodwill balances and the movements during the nine months ended March 31, 2009:

(In thousands)	Amount
As of June 30, 2008	$601,882
Acquisition	38,702
Adjustments	(42,700)
Impairment	(276,586)

As of March 31, 2009	$321,298

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

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing during the three months ended December 31, 2008 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the second quarter of fiscal year 2010 or prior to that, if any triggering event occurs outside of the quarter during which the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Adjustments to goodwill during the nine months ended March 31, 2009 resulted primarily from revisions to purchase price allocations related to the Company’s acquisitions of ICOS Vision Systems Corporation NV (“ICOS”) and the MIE business unit as well as foreign currency translation adjustments related to ICOS.

Purchased Intangible Assets

The components of purchased intangible assets as of March 31, 2009 and June 30, 2008 were as follows:

(In thousands)		As of March 31, 2009			As of June 30, 2008
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	4-7 years	$126,662	$51,314	$75,348	$201,606	$55,813	$145,793
Patents	4-7 years	57,571	26,244	31,327	71,749	18,615	53,134
Trade name / Trademark	4-8 years	19,592	8,747	10,845	33,929	5,918	28,011
Customer relationships	5-8 years	54,344	20,184	34,160	80,600	12,707	67,893
Other	0-1 year	16,749	16,192	557	14,822	11,875	2,947

Total		$274,918	$122,681	$152,237	$402,706	$104,928	$297,778

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the fiscal year ended June 30, 2008, the Company identified a certain business unit as held for sale, and, based on the estimated selling price of that business unit, the Company determined that the carrying amount of certain related intangible assets, primarily existing technology, patents and customer relationship, exceeded fair value by $6.5 million. As a result, an impairment charge of $6.5 million was recorded during the fiscal year ended June 30, 2008. During the three months ended September 30, 2008, based on the revised estimated selling price of that business unit, the Company determined that the carrying amount of certain related net assets further exceeded fair value by $11.9 million. As a result, an additional impairment charge of $11.9 million, of which $4.5 million relates to goodwill impairment and $7.4 million relates to intangible assets impairment, was recorded during the three months ended September 30, 2008. There were no changes to the valuation of the business unit during the three months ended March 31, 2009. The Company is not able to predict when the business unit will be sold.

During the quarter ended December 31, 2008, the economic conditions that affect the Company’s industry deteriorated, which led our customers to scale back their production operations and reduce their capital expenditures. At that time, industry analysts expected (and continue to expect) demand for semiconductor capital equipment to continue to remain weak until macroeconomic conditions improve. In addition, the Company experienced a significant decline in its stock price, resulting in a significant reduction in the Company’s market capitalization. These factors were taken into account as the Company performed an assessment of its purchased intangible assets during the quarter ended December 31, 2008 to test for recoverability in accordance with SFAS No. 144. The assessment of recoverability is based on management’s estimates. Based on the Company’s assessment for the quarter ended December 31, 2008, undiscounted projected future operating cash flows for certain long-lived asset groups did not exceed the net book value, indicating that a permanent impairment had occurred. The fair value was determined using the income approach which is a present value technique used to measure the fair value of future cash flows produced by each asset group. The Company estimated the future cash flows over the weighted average of the remaining useful lives of its intangible assets, which generally range from 1 to 6 years, using a 13% discount rate. Based on the assessment, the Company recorded an intangible asset impairment charge of $162.8 million during the three months ended December 31, 2008, of which $73.1 million related to existing technology, $26.3 million to patents, $38.1 million to customer relationships, $16.6 million to trademarks and $8.7 million to other intangible assets.

For the three months ended March 31, 2009 and 2008, amortization expense for purchased intangible assets was $16.7 million and $8.5 million, respectively. For the nine months ended March 31, 2009 and 2008, amortization expense for purchased intangible assets was $57.7 million and $25.4 million, respectively. Based on the intangible assets recorded as of March 31, 2009, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2009 (remaining 3 months)	$6,749
2010	31,344
2011	30,337
2012	27,489
2013	18,267
Thereafter	38,051

Total	$152,237

NOTE 7 – LONG-TERM DEBT

In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as at March 31, 2009.

In certain circumstances involving a change of control followed by a downgrade of the rating of the Company’s senior notes, the Company will be required to make an offer to repurchase the senior notes at a purchase price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. The Company’s ability to repurchase the senior notes in such event may be limited by law, by the indenture associated with the senior notes by the Company’s then-available financial resources or by the terms of other agreements to which the Company may be party at such time. If the Company fails to repurchase the senior notes as required by the indenture, it would constitute an event of default under the indenture governing the senior notes which, in turn, may also constitute an event of default under other obligations.

Based on the trading prices of the debt at March 31, 2009 and the interest rates the Company could obtain for other borrowings with similar terms at that date, the estimated fair value of the debt at March 31, 2009 was $594.4 million.

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

On October 18, 2004, the Company’s stockholders approved the 2004 Plan which provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to its employees, consultants and members of its Board of Directors. The 2004 Plan permits the issuance of up to 21.0 million shares of common stock, of which 5.3 million shares were available for grant as of March 31, 2009. Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto. Total options outstanding under all plans as of March 31, 2009 were 13.7 million shares with a weighted-average remaining contractual term of 3.7 years. During the nine months ended March 31, 2009, approximately 0.3 million restricted stock units were granted to senior management with performance-based and service-based vesting criteria.

The following table summarizes the combined activity under the equity incentive plans for the indicated period:

(In thousands except for weighted-average exercise price)	Available For Grant	Options Outstanding	Weighted- Average Exercise Price
Balances at June 30, 2008	9,245	16,012	$42.43
Plan shares expired	(1,268)	—	—
Restricted stock units granted(1)	(3,993)	—	—
Restricted stock units canceled(1)	812	—	—
Restricted stock units traded for taxes	366	—	—
Options canceled/expired/forfeited	1,693	(1,693)	$43.62
Options exercised	—	(610)	$16.04

Balances at March 31, 2009	6,855	13,709	$43.46

(1)	Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto.

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

The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2009	2008	2009	2008
Stock-based compensation expense:
Costs of revenues	$4,706	$5,670	$14,841	$16,623
Engineering, research and development	7,524	8,052	24,477	23,753
Selling, general and administrative	10,528	12,133	40,125	36,814

Total stock-based compensation	$22,758	$25,855	$79,443	$77,190

Stock Options

Except for options granted to non-employee directors as part of their regular compensation package for service through the end of the first quarter of fiscal year 2008, the Company has granted only restricted stock units under its equity incentive program since August 1, 2006. Therefore, no comparative information is presented in the table below for the three and nine months ended March 31, 2009. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulleting (“SAB”) No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended March 31,				Nine months ended March 31,
	2009		2008		2009		2008
Stock option plan:
Expected stock price volatility	(	*)	(	*)	(	*)	34%
Risk free interest rate	(	*)	(	*)	(	*)	4.4%
Dividend yield	(	*)	(	*)	(	*)	1.0%
Expected life of options (in years)	(	*)	(	*)	(	*)	4.7

(*)	The Company did not issue any stock options during the three months ended March 31, 2009 and 2008 or during the nine months ended March 31, 2009.

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

The following table shows the grant-date fair value after estimated forfeitures, weighted-average grant date fair value per share, total intrinsic value of options exercised, total cash received from employees as a result of employee stock option exercises, and tax benefits realized in connection with these exercises of the stock options for the indicated periods:

(In thousands, except for weighted-average grant date fair value per share)	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Grant-date fair value after estimated forfeitures	$—	$—	$—	$426
Weighted-average grant date fair value per share	$—	$—	$—	$17.95
Total intrinsic value of options exercised	$—	$1,185	$10,631	$56,088
Total cash received from employees as a result of employee stock option exercises	$—	$2,609	$9,585	$109,664
Tax benefits realized by Company in connection with these exercises	$—	$8,432	$4,014	$27,501

As of March 31, 2009, 12.2 million options were exercisable with a weighted-average exercise price of $43.31 and weighted-average remaining contractual term of 3.6 years. The aggregate intrinsic value for the options exercisable as of March 31, 2009 was insignificant. As of March 31, 2009, the unrecognized stock-based compensation balance related to stock options was $23.1 million and will be recognized over an estimated weighted-average amortization period of 1.4 years.

The Company settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.

The following table shows stock-based compensation capitalized as inventory and deferred system profit as of March 31, 2009 and June 30, 2008:

(In thousands)	March 31, 2009	June 30, 2008
Inventory	$6,469	$6,526
Deferred system profit	$—	$829

Restricted Stock Units

The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, and forfeited during the nine months ended March 31, 2009 and restricted stock units outstanding as of March 31, 2009 and June 30, 2008:

Restricted Stock Units	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2008	5,075	$31.50
Granted	2,218	$14.63
Vested and released	(1,147)	$32.88
Forfeited	(451)	$28.62

Outstanding restricted stock units as of March 31, 2009	5,695	$24.88

Since the beginning of the fiscal year ended June 30, 2007, the restricted stock units granted by the Company generally vest in two equal installments on the second and fourth anniversaries of the date of grant. Prior to the fiscal year ended June 30, 2007, the restricted stock units granted by the Company generally vested in two equal installments over four or five years from the date of the grant. The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The restricted stock units have been awarded under the Company’s 2004 Plan, and each unit will entitle the recipient to one share of common stock when the applicable vesting requirements for that unit are satisfied. However, for each share actually issued under the awarded units, the share reserve under the 2004 Plan will be reduced by 1.8 shares, as provided under the terms of the 2004 Plan.

As of March 31, 2009, the unrecognized stock-based compensation balance related to restricted stock units was $94.6 million and will be recognized over an estimated weighted-average amortization period of 2.5 years.

In connection with the vested and released restricted stock units, the Company realized tax benefits of $0.5 million and $13.0 million for the three and nine months ended March 31, 2009, respectively.

Employee Stock Purchase Plan

KLA-Tencor’s Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase of KLA-Tencor’s common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the fair market value of the common stock at the time of enrollment into the offering period versus the fair market value on the date of purchase. During the quarter ended December 31, 2008, the Company’s Board of Directors, as part of the Company’s ongoing efforts to reduce operating expenses, approved amendments to the ESPP so as to, among other things, reduce each offering period under the ESPP (and therefore the length of the look-back period) from 24 months to 6 months. This change became effective January 1, 2009, such that the offering period that began on January 1, 2009 will have a duration of six months, and the purchase price with respect to such offering period will be 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date.

During the quarter ended March 31, 2009, the Company’s Board of Directors approved further amendments to the ESPP in continuation of the Company’s cost reduction efforts. These most recent amendments to the ESPP (a) eliminate the look-back feature (i.e., the reference to the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period) and (b) reduce the purchase price discount from 15% to 5%. These changes will be effective July 1, 2009, such that the purchase price with respect to each offering period beginning on or after such date will be 95% of the fair market value of the Company’s common stock on the purchase date.

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

	Three months ended March 31,			Nine months ended March 31,
	2009		2008	2009	2008
Stock purchase plan:
Expected stock price volatility	(	*)	33%	41%	33%
Risk free interest rate	(	*)	3.6%	1.8%	4.2%
Dividend yield	(	*)	1.3%	1.4%	1.1%
Expected life of options (in years)	(	*)	1.3	1.3	1.3

(*)	There were no new valuations recorded during the three months ended March 31, 2009.

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates that it will be required to issue under the ESPP during the forthcoming fiscal year. In the first quarter of the fiscal year ending June 30, 2009, the Company estimated that it would need to issue up to 1.0 million shares under the ESPP during fiscal year 2009 and, in accordance with the evergreen provision of the ESPP, increased the number of shares reserved under the ESPP by 1.0 million shares. That estimate was based on a number of factors, including historical participation rates and the Company’s stock price at such time. In light of the decline in the Company’s stock price since the time of such original estimate, the Company revised its estimate during the quarter ended March 31, 2009 regarding the total number of shares that the Company would need to issue under the ESPP during fiscal year 2009 from 1.0 million to 2.0 million (the default amount of the annual increase to the ESPP). Accordingly, in March 2009, the number of shares reserved under the ESPP was increased by an additional 1.0 million shares. As of March 31, 2009, a total of 2.0 million shares were reserved and available for issuance under the ESPP.

In connection with the disqualifying dispositions of shares purchased under the ESPP, the Company realized tax benefits as the following:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Tax benefits realized in connection with these exercises	$294	$634	$590	$1,523

IRC Section 409A Affected Options

Because virtually all holders of retroactively priced options that had been issued by the Company were not involved in or aware of the retroactive pricing, the Company took certain actions to deal with the adverse tax consequences that may have been incurred by the holders of retroactively priced options. The adverse tax consequences were that retroactively priced stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). One such action by the Company involved offering to amend the 409A Affected Options to increase the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment, in exchange for cash bonus payments to the option holders that were paid in January 2008 in an amount equal to the aggregate increase in exercise prices of the amended 409A Affected Options held by such option holders. The amended options would not be subject to taxation under IRC Section 409A. The Company amended certain options during the quarters ended December 31, 2006, March 31, 2007, June 30, 2007 and December 31, 2007, and paid cash bonuses in connection with such amendments during the quarter ended March 31, 2008. During the three and nine months ended March 31, 2009 and during the three months ended March 31, 2008, the Company recorded no charges related to the amendment of the 409A Affected Options or the payment of the related cash bonuses. During the nine months ended March 31, 2008, the Company recorded $0.2 million related to the amendment of the 409A Affected Options or the payment of the related cash bonuses.

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

NOTE 9 – STOCK REPURCHASE PROGRAM

Since July 1997, the Board of Directors has authorized the Company to systematically repurchase up to 62.8 million shares of its common stock under the repurchase program in the open market. This plan was put into place to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans, and to return excess cash to the Company’s shareholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. In October 2008, the Company suspended its stock repurchase program. At March 31, 2009, 9.8 million shares were available for repurchase under the Company’s repurchase program.

Share repurchases for the three and nine months ended March 31, 2009 and 2008 were as follows:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Number of shares of common stock repurchased	—	4,210	6,410	18,566
Total cost of repurchase	—	$175,945	$218,698	$993,035

The $7.8 million which was accrued in other current liabilities related to unsettled repurchases at June 30, 2008 was paid during the three months ended September 30, 2008.

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

(In thousands, except per share amounts)	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$(82,827)	$110,980	$(497,792)	$283,073
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock units	169,934	178,112	170,349	182,397
Effect of dilutive options and restricted stock units	—	2,505	—	3,906

Denominator for diluted income (loss) per share	169,934	180,617	170,349	186,303

Basic net income (loss) per share	$(0.49)	$0.62	$(2.92)	$1.55
Diluted net income (loss) per share	$(0.49)	$0.61	$(2.92)	$1.52
Potentially dilutive securities(1)	19,405	12,889	19,405	6,884

(1)	The potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the above periods because their effect would have been anti-dilutive.

The total amount of dividends paid during the three months ended March 31, 2009 and 2008 were $25.5 million and $26.6 million, respectively. The total amount of dividends paid during the nine months ended March 31, 2009 and 2008 were $76.7 million and $82.2 million, respectively.

NOTE 11 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax where applicable, are as follows:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Net income (loss)	$(82,827)	$110,980	$(497,792)	$283,073
Other comprehensive income (loss):
Currency translation adjustments	(35,348)	16,891	(116,905)	39,881
Gain (loss) on cash flow hedging instruments, net	4,571	(9,585)	3,069	(20,354)
Change in unrecognized losses and transition obligation related to pension and post retirement plans	1,312	51	1,541	106
Unrealized gains (losses) on investments	(175)	(3,864)	3,222	976

Other comprehensive income (loss)	(29,640)	3,493	(109,073)	20,609
Total comprehensive income (loss)	$(112,467)	$114,473	$(606,865)	$303,682

NOTE 12 – INCOME TAXES

The Company recorded a tax expense of $5.7 million for the three months ended March 31, 2009 and a tax benefit of $58.4 million for the nine months ended March 31, 2009, resulting in effective tax rates of -7.3% and 10.5%, respectively. The tax benefit as a percentage of the loss for the nine months ended March 31, 2009 is lower than the tax expense as a percentage of the income for the period ended June 30, 2008 primarily due to an expense recognized during the three months ended March 31, 2009 related to certain provisions of the California Budget Act of 2008 signed on February 20, 2009, which will allow a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011, which results in an expense to reduce non-current deferred tax assets, and a goodwill impairment charge that the Company recorded during the three months ended December 31, 2008, which is not deductible for tax purposes.

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is not under United States federal income tax examination at this time. The Company remains subject to federal income tax examination for all years after the fiscal year ended June 30, 2005. The Company is subject to state income tax examinations for all years after the fiscal year ended June 30, 2003. The Company is also subject to examinations in major foreign jurisdictions, including Japan, Israel and Singapore, for all years after the fiscal year ended June 30, 2003 and is currently under tax examinations in various other foreign tax jurisdictions. It is reasonably possible that certain examinations may be concluded in the next twelve months. Accordingly, the Company believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by up to $10.9 million within the next twelve months as a result of the lapse of statutes of limitations, and the resolution of agreements with various foreign tax authorities.

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

Shareholder Derivative Litigation Relating to Historical Stock Option Practices. Beginning on May 22, 2006, several persons and entities identifying themselves as shareholders of KLA-Tencor filed derivative actions purporting to assert claims on behalf of and in the name of the Company against various of the Company’s current and former directors and officers relating to its accounting for stock options issued from 1994 to the present. The complaints in these actions allege that the individual defendants breached their fiduciary duties and other obligations to the Company and violated state and federal securities laws in connection with the Company’s historical stock option granting process, its accounting for past stock options, and historical sales of stock by the individual defendants. Three substantially similar actions are pending, one in the U.S. District Court for the Northern District of California (the “Federal Derivative Action,” which consists of three separate lawsuits consolidated into one action); one in the California Superior Court for Santa Clara County; and one in the Delaware Chancery Court.

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

The derivative actions are at an early procedural stage. The defendants are not yet required to respond to the complaints in any of the derivative actions. The Company’s Board of Directors appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to conduct an independent investigation of the claims asserted in the derivative actions and to determine the Company’s position with respect to those claims. On March 25, 2008, the SLC filed a motion to terminate the Federal Derivative Action and to approve certain settlements with Gary E. Dickerson, Kenneth Levy, Kenneth Schroeder and Jon D. Tompkins related to the claims brought against them in connection with the derivative actions. The Court denied the motion to terminate and to approve the settlements on December 12, 2008. The SLC has filed an appeal of that decision to the United States Court of Appeals for the Ninth Circuit. The defendants have not yet responded to the complaint in the Federal Derivative Action and will not be required to do so until after plaintiff has had an opportunity to amend the complaint. The parties are currently participating in a mediation of the derivative claims in the Federal Action. No defendant is yet required to answer the complaints in the state court derivative actions in the California Superior Court for Santa Clara County and the Delaware Chancery Court, each of which was stayed pending a ruling on the SLC’s motion to terminate the Federal Derivative Action. On March 17, 2009, the Delaware Chancery Court issued an order extending the stay of the Delaware action so that the litigation of the issues can be confined to the prior Federal Derivative Action. Plaintiff sought leave to appeal the stay decision, and the Company opposed plaintiff’s application. On April 14, 2009, the Chancery Court denied plaintiff’s application to appeal. Plaintiff subsequently filed a notice of appeal with the Delaware Supreme Court seeking to overturn the Chancery Court’s denial of the application to appeal. The Company cannot predict whether the Delaware Supreme Court will agree to hear the matter or grant leave to appeal the stay order, or how an appellate court will rule should plaintiff be permitted to appeal the stay order. The California Superior Court has neither lifted the stay of that derivative action nor issued an order continuing the stay. It is not known whether the California state court derivative action will remain stayed for any certain period of time.

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

The Company made a payment of $65.0 million to the settlement class as a term of the court-approved settlement during the three months ended September 30, 2008, which provides a full release of KLA-Tencor and the other named defendants in connection with the allegations raised in the lawsuit. The Company had reached an agreement in principle to resolve the action prior to December 31, 2007, and therefore an amount of $65.0 million was accrued by a charge to selling, general and administrative expenses during the three months ended December 31, 2007.

Another plaintiff, Chris Crimi, filed a putative class action complaint in the Superior Court of the State of California for the County of Santa Clara on September 4, 2007 against the Company and certain of its current and former directors and officers. The plaintiff sought to represent a class consisting of persons who held KLA-Tencor common stock between September 20, 2002 and

September 27, 2006, originally alleging causes of action for breach of fiduciary duty and rescission based on alleged misstatements and omissions in the Company’s SEC filings concerning the Company’s past stock option grants, and seeking unspecified damages based upon purported dilution of the Company’s stock, injunctive relief, and rescission. The plaintiff named the Company, Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Richard J. Elkus, Jr., Stephen P. Kaufman, Kenneth Levy, Michael E. Marks, Dean O. Morton, Kenneth L. Schroeder, Jon D. Tompkins, and Richard P. Wallace as defendants in the action. The Company filed a demurrer to the complaint, which was sustained, and then removed the case to the U.S. District Court for the Northern District of California upon plaintiff’s filing an amended complaint. The Company then filed a motion to dismiss the action in the Northern District of California, which was granted in part, with the remaining claims being remanded back to the California Superior Court on September 12, 2008. The Company filed a demurrer to plaintiff’s Second Amended Complaint and plaintiff responded by agreeing to dismiss the action with prejudice, bringing an end to this action.

As part of a derivative lawsuit filed in the Delaware Chancery Court on July 21, 2006, a plaintiff claiming to be a KLA-Tencor shareholder also asserted a separate putative class action claim against the Company and certain of its current and former directors and officers alleging that shareholders incurred damage due to purported dilution of KLA-Tencor common stock resulting from historical stock option granting practices. On March 17, 2009, the Delaware Chancery Court dismissed the putative class action claim. Plaintiff sought leave to appeal the stay decision, and the Company opposed plaintiff’s application. On April 14, 2009, the Chancery Court denied plaintiff’s application to appeal. Plaintiff subsequently filed a notice of appeal with the Delaware Supreme Court seeking to overturn the Chancery Court’s denial of the application to appeal. The Company cannot predict whether the Delaware Supreme Court will agree to hear the matter or grant leave to appeal the stay order, or how an appellate court will rule should plaintiff be permitted to appeal the stay order.

With plaintiff’s appeal (of the Chancery Court’s denial of plaintiff’s application to appeal the stay order) pending, the Company cannot predict the outcome of the shareholder class action claim brought in the Delaware Chancery Court action, and it cannot estimate the likelihood or potential dollar amount of any adverse result. However, an unfavorable outcome in this litigation could have a material adverse impact upon the financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

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

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three and nine months ended March 31, 2009 and 2008:

	Three months ended		Nine months ended
(In thousands)	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Receivables sold under factoring agreements	$50,143	$62,850	$208,782	$218,262
Proceeds from sales of LCs	$—	$20,596	$10,666	$38,125
Discounting fees paid on sales of LCs (1)	$—	$149	$44	$226

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

Facilities. KLA-Tencor leases certain of its facilities under arrangements, which qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases.

The following is a schedule of operating lease payments (in thousands):

Fiscal year ended June 30,	Amount
2009 (remaining 3 months)	$2,920
2010	10,479
2011	6,005
2012	4,202
2013	3,403
2014 and thereafter	8,732

Total minimum lease payments	$35,741

Rent expense was approximately $2.4 million and $3.4 million for the three months ended March 31, 2009 and 2008, respectively. Rent expense was approximately $8.3 million and $9.4 million for the nine months ended March 31, 2009 and 2008, respectively.

Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. KLA-Tencor’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $60 million as of March 31, 2009 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

The following table provides the balances and changes in the product warranty accrual for the three and nine months ended March 31, 2009 and 2008:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Beginning balance	$27,029	$46,828	$38,700	$52,838
Accruals for warranties issued during the period	3,452	9,666	12,656	35,124
Changes in liability related to pre-existing warranties	(2,103)	(116)	(701)	(1,749)
Settlements made during the period	(7,247)	(13,786)	(29,524)	(43,389)

Ending balance	$21,131	$42,824	$21,131	$42,824

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

KLA-Tencor is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from, or provides customers with other remedies to protect against, bodily injury or damage to personal property caused by the Company’s products, non-compliance with the Company’s product performance specifications, infringement by the Company’s products of third-party intellectual property rights and a breach of warranties, representations and covenants related to such matters as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to and cooperating with the Company pursuant to the procedures specified in the particular contract. This usually allows the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company’s obligations under these agreements may be limited in terms of amounts, activity (typically at the Company’s option to replace or correct the products or terminate the agreement with a refund to the other party), and duration. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

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

The Company maintains guarantee arrangements of $28.6 million in various locations to fund customs guarantees for VAT and letter of credit needs of its subsidiaries in Europe and Asia. Approximately $20.3 million was outstanding under these arrangements as of March 31, 2009.

NOTE 15 – RESTRUCTURING CHARGES

In March 2009, the Company announced a plan to further reduce its global workforce by approximately 10%, which followed the Company’s announcement in November 2008 of a global workforce reduction of approximately 15%. The Company is undertaking a number of cost reduction activities, including these workforce reductions, in an effort to lower its quarterly operating expense run rate in response to the current demand environment. The program in the United States is accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits—an amendment of Financial Accounting Standards Board Statements No. 5 and 43, whereas the programs in the international locations are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. During the three months ended March 31, 2009, the Company recorded a $16.6 million net restructuring charge, of which $6.4 million was recorded to costs of revenues, $4.3 million to engineering, research and development expense and $5.9 million to selling, general and administrative expense. During the nine months ended March 31, 2009, the Company recorded a $38.4 million net restructuring charge, of which $15.2 million was recorded to costs of revenues, $8.7 million to engineering, research and development expense and $14.5 million to selling, general and administrative expense. These charges represent the estimated minimum liability associated with expected termination benefits to be provided to employees after employment.

The following table shows the activity primarily related to severance and benefits expense for the three and nine months ended March 31, 2009:

(In thousands)	Three months ended March 31, 2009	Nine months ended March 31, 2009
Beginning Balance	$18,707	$1,333
Restructuring costs	16,788	39,930
Adjustments	(222)	(1,555)
Cash payments	(13,024)	(17,459)

Ending Balance	$22,249	$22,249

Substantially all of the restructuring charges related to the Company’s workforce reductions announced in November 2008 and March 2009 are expected to be paid out during the fiscal year ending June 30, 2009.

NOTE 16 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, the Company designates foreign currency forward exchange contracts as cash flow hedges of certain forecasted foreign currency denominated sales and purchase transactions.

Effective January 1, 2009, the Company adopted the changes to the disclosure requirements for derivative and hedging activities of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires the Company to provide enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.

KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets. As a result, KLA-Tencor is exposed to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts and options to hedge against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. If a financial counter-party to any of the Company’s hedging arrangement experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience material financial losses.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

For derivative instruments that are not designated as hedging instruments under SFAS No.133, gains and losses are recognized in interest income and other, net. The majority of such derivatives are foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities. The gains and losses on these derivatives are largely offset by the changes in the fair value of the assets or liabilities being hedged.

The outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, were as follows:

(In thousands)	As of March 31, 2009	As of June 30, 2008
Cash flow hedge contracts
Purchase	$1,249	$7,413
Sell	(57,216)	(200,676)
Other foreign currency hedge contracts
Purchase	98,534	1,278,395
Sell	(167,818)	(1,402,119)

Net	$(125,251)	$(316,987)

The location and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of March 31, 2009 were as follows:

	Asset Derivatives		Liability Derivatives
	March 31, 2009		March 31, 2009
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	Other current assets	$1,426	Other current liabilities	$853

Total derivatives designated as hedging instruments under SFAS No. 133		1,426		853

Derivatives not designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	Other current assets	2,521	Other current liabilities	2,215
Other(1)	Other current assets	1,668

Total derivatives not designated as hedging instruments under SFAS No. 133		4,189		2,215

Total derivatives		$5,615		$3,068

(1)	Includes the Put Option to sell the Company’s auction rate securities at par value to UBS.

The location and amounts of designated derivative instruments’ gains and losses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 are as follows:

(In thousands)	Amount of Gain Recognized in AOCI on Derivative (Effective Portion)	Location of (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing)	(Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Three months ended March 31, 2009		Three months ended March 31, 2009		Three months ended March 31, 2009
Foreign exchange contracts	$3,240	Revenues	$(3,817)	Interest income and other, net	$(205)
Foreign exchange contracts		Costs of revenues	$(316)

Total	$3,240		$(4,133)		$(205)

The location and amounts of designated derivative instruments’ gains and losses in the Condensed Consolidated Statements of Operations for the nine months ended March 31, 2009 are as follows:

(In thousands)	Amount of (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing)	(Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Nine months ended March 31, 2009		Nine months ended March 31, 2009		Nine months ended March 31, 2009
Foreign exchange contracts	$(5,211)	Revenues	$(9,784)	Interest income and other, net	$(611)
Foreign exchange contracts		Costs of revenues	$(377)

Total	$(5,211)		$(10,161)		$(611)

The location and amounts of non-designated derivative instruments’ gains and losses in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2009 are as follows:

(In thousands) Derivatives Not Designated as Hedging Instruments under SFAS No. 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended March 31, 2009	Nine months ended March 31, 2009
Foreign exchange contracts	Interest income and other, net	$3,658	$(35,648)

Total		$3,658	$(35,648)

The following table provides the balances and changes in the accumulated other comprehensive income related to derivative instruments for the three and nine months ended March 31, 2009:

(In thousands)	Three months ended March 31, 2009	Nine months ended March 31, 2009
Beginning balance	$(9,201)	$(6,779)
Amount reclassified to income	4,133	10,161
Net change	3,240	(5,211)

Ending balance	$(1,828)	$(1,828)

NOTE 17 – SALE OF REAL ESTATE ASSETS

During the three months ended March 31, 2008, the Company entered into an agreement for the sale and leaseback of certain buildings located in San Jose, California. The sale transaction, which closed on March 26, 2008, resulted in proceeds to the Company of $28.8 million and a gain on sale of $13.2 million. Under the agreement, the Company leased back the buildings for periods ranging from 3 months to 39 months. Rent will be a total of $1.1 million, $1.7 million and $1.8 million during the fiscal years ending June 30, 2009, 2010 and 2011, respectively. Under the provisions of SFAS No. 13, Accounting for Leases, the Company immediately recognized $8.5 million of the gain during the three months ended March 31, 2008, which represented the portion of the gain in excess of the present value of the minimum lease payments, and deferred the remaining gain of $4.7 million, which is being amortized ratably in proportion to rent expense over the 39-month term of the lease. The Company is recognizing the rent expense related to rental payments on a straight line basis over the term of the lease. Total rent expense recorded during the three and nine months ended March 31, 2009 related to these buildings was $0.4 million and $1.1 million, respectively.

NOTE 18 – RELATED PARTY TRANSACTIONS

During the three and nine months ended March 31, 2009 and 2008, the Company purchased from, or sold to, JDS Uniphase Corporation, Freescale Semiconductor, Inc., National Semiconductor Corp., STMicroelectronics, NV and Oracle Corporation, where one or more members of the Company’s Board of Directors also serves (or, for the applicable time period, served) as an executive officer or board member. For the three months ended March 31, 2009 and 2008, the Company’s total revenues from transactions with these parties (for the portion of such period that they were considered related) were approximately $2.2 million and $11.9 million, respectively. In addition, for the three months ended March 31, 2008, the Company’s total purchases from transactions with these parties (for the portion of such period that they were considered related) were approximately $3.3 million. The Company had no such purchases from such parties for the three months ended March 31, 2009. For the nine months ended March 31, 2009 and 2008, the Company’s total revenues from transactions with these parties (for the portion of such period that they were considered related) were approximately $6.7 million and $32.5 million, respectively. In addition, for the nine months ended March 31, 2009 and 2008, the Company’s total purchases from transactions with these parties (for the portion of such period that they were considered related) were approximately $0.8 million and $7.1 million, respectively. The Company had a receivable balance from these parties of approximately $2.2 million and $13 million at March 31, 2009 and June 30, 2008, respectively. Management believes that such transactions are at arms length and on similar terms as would have been obtained from unaffiliated third parties.

NOTE 19 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

The following is a summary of revenues by geographic region for the three and nine months ended March 31, 2009 and 2008:

(Dollar amounts in thousands)	Three months ended March 31,				Nine months ended March 31,
	2009		2008		2009		2008
Revenues:
United States	$127,999	41%	$108,725	18%	$287,324	23%	$346,313	18%
Taiwan	18,664	6%	105,770	18%	140,803	11%	471,370	24%
Japan	76,032	25%	141,591	23%	363,830	30%	497,004	26%
Europe & Israel	29,148	9%	80,000	13%	126,235	10%	242,913	12%
Korea	37,837	12%	100,106	17%	170,449	14%	185,638	10%
Rest of Asia Pacific	19,932	7%	66,027	11%	150,073	12%	187,784	10%

Total	$309,612	100%	$602,219	100%	$1,238,714	100%	$1,931,022	100%

Long-lived assets by geographic region as of March 31, 2009 and June 30, 2008 were as follows:

(In thousands)	March 31, 2009	June 30, 2008
Long-lived assets:
United States	$283,880	$383,492
Taiwan	1,080	1,701
Japan	5,288	5,576
Europe & Israel	107,223	203,802
Korea	3,379	6,012
Rest of Asia Pacific	68,602	70,465

Total	$469,452	$671,048

The following is a summary of revenues by major products for the three and nine months ended March 31, 2009 and 2008 (as a percentage of total revenue):

(Dollar amounts in thousands)	Three months ended March 31,				Nine months ended March 31,
	2009		2008		2009		2008
Revenues:
Defect inspection	$158,998	51%	$319,777	53%	$659,594	53%	$1,104,402	57%
Metrology	41,922	14%	144,223	24%	192,555	15%	414,944	21%
Service	98,699	32%	124,204	21%	340,673	28%	357,801	19%
Other	9,993	3%	14,016	2%	45,892	4%	53,875	3%

Total	$309,612	100%	$602,219	100%	$1,238,714	100%	$1,931,022	100%

For the three months ended March 31, 2009, one customer accounted for greater than 10% of revenue. For the nine months ended March 31, 2009, two customers accounted for greater than 10% of revenue. For the three and nine months ended March 31, 2008, no customer accounted for greater than 10% of revenue. As of March 31, 2009, one customer accounted for greater than 10% of net accounts receivable, and as of June 30, 2008, no customer accounted for greater than 10% of net accounts receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations; the percentage of spending that our customers allocate to process control; orders for our products and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; the availability of the offer to repurchase our auction rate securities by the securities firm from which we purchased such securities; the future impact of the restatement of our historical financial statements, shareholder litigation and related matters arising from the discovery that we had retroactively priced stock options (primarily from July 1, 1997 to June 30, 2002) and had not accounted for them correctly; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; the future of our product shipments and our product and service revenues; our future gross margins; our future selling, general and administrative expenses; our ability to successfully implement our efforts to reduce our operating costs, and the anticipated cost savings to be realized from such efforts; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; dividends; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors” in this report as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2008, filed with the Securities and Exchange Commission on August 7, 2008. You should carefully review these risks and also review the risks described in this document and the other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we have filed during the fiscal year ending June 30, 2009. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation to update the forward-looking statements in this report after the date hereof.

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

System revenues recognized without a written acceptance from the customer were approximately 10%, 15% and 17% of total revenues for the three months ended March 31, 2009, December 31, 2008 and March 31, 2008, respectively. The decrease in revenue recognized without a written acceptance from the customer during the three months ended March 31, 2009 compared to three months ended December 31, 2008 is primarily driven by a decrease in sales of systems with perfunctory installation. The decrease during the three months ended March 31, 2009 compared to three months ended March 31, 2008 is primarily driven by a decrease in the proportion of shipments where the shipped tools have previously met the required acceptance criteria at those customer fabs as well as a decrease in sales of systems with perfunctory installation. Shipping charges billed to customers are included in system revenues, and the related shipping costs are included in costs of revenues.

With the exception of the paragraphs below that discuss the valuation of goodwill and intangible assets and impact of Statement of Financial Accounting Standards (“SFAS”) No. 157 on our critical accounting estimates and policies for fair value measurements, during the three months ended March 31, 2009 there were no significant changes in our critical accounting estimates and policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2008 for a more complete discussion of our critical accounting policies and estimates.

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

During the quarter ended December 31, 2008, the economic conditions that affect our industry deteriorated, which led customers to scale back their production operations and reduce their capital expenditures. At that time, industry analysts expected (and continue to expect) demand for semiconductor capital equipment to continue to remain weak until macroeconomic conditions improve. In addition, we experienced a significant decline in our stock price, resulting in a significant reduction in our market capitalization. These factors were taken into account as we performed an assessment of our purchased intangible assets during the quarter ended December 31, 2008 to test for recoverability in accordance with SFAS No. 144. The assessment of recoverability is based on management’s estimates. If undiscounted projected future operating cash flows do not exceed the net book value of the long-lived assets, a permanent impairment has occurred. We would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in our Condensed Consolidated Statements of Operations, if such a difference arose. The fair value is determined using the income approach, which is a present value technique used to measure the fair value of future cash flows produced by each asset group. We estimated the future cash flows over the weighted average of the remaining useful lives of our intangible assets, which ranges from 1 to 6 years, using a 13% discount rate. Based on the assessment, we recorded an intangible asset impairment charge of $162.8 million during the three months ended December 31, 2008, of which $73.1 million related to existing technology, $26.3 million to patents, $38.1 million to customer relationships, $16.6 million to trademarks, and $8.7 million to other intangible assets.

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

In March 2009, FASB unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles (“GAAP”), the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

In April 2009, FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), Business Combinations. The FSP will carry forward the requirements in SFAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The FSP will have the same effective date as SFAS No. 141(R), and will therefore be effective for our business combinations for which the acquisition date is on or after July 1, 2009. We are currently evaluating the impact of the implementation of FSP SFAS No. 141(R)-1 on our consolidated financial position, results of operations and cash flows.

In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for our annual reporting for the fiscal year ending on June 30, 2009. We are currently evaluating the impact of the implementation of FSP SFAS No. 157-4 on our consolidated financial position, results of operations and cash flows.

In April 2009, FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for our interim reporting period ending on September 30, 2009.

In April 2009, FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for our annual reporting for the fiscal year ending on June 30, 2009. We are currently evaluating the impact of the implementation of FSP SFAS No. 115-2 and SFAS No. 124-2 on our consolidated financial position, results of operations and cash flows.

EXECUTIVE SUMMARY

KLA-Tencor Corporation is the world’s leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Within our primary area of focus, our comprehensive portfolio of products, services, software and expertise helps integrated circuit manufacturers manage yield throughout the entire wafer fabrication process – from research and development to final volume production. In addition to the semiconductor industry, our technologies serve the data storage, compound semiconductor, photovoltaic, and other related nanoelectronics industries.

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

Our results for the three and nine months ended March 31, 2009 reflect the impact of the global economic downturn and the resulting contraction in near-term demand for semiconductor and nanoelectronic manufacturing equipment. Several of our customers have reduced their expenditures for production equipment in response to declining sales of their end products and resulting reductions in the utilization of existing manufacturing capacity. Although customers continue to invest in equipment that is critical to technology development, capacity-related purchases have dropped to historically low levels. This decline may also be attributable, in part, to the increased difficulty experienced by some customers in obtaining financing for their capital expenditure plans.

We cannot predict the severity or duration of the global economic downturn, or the resulting impact on our customer base or on our customers’ manufacturing strategies. However, as long as such conditions persist, we expect that the level of orders for our products and revenues will remain depressed. We have taken significant steps to reduce our production levels and operating cost structure in alignment with expected near-term order and revenue levels. Nonetheless, our operating results will continue to be adversely impacted as long as the current challenging market conditions persist.

The demand for our products is affected by the profitability of our customers, which is driven by capacity and market supply for their products. Industry analysts expect demand for semiconductor capital equipment to continue to remain weak until macroeconomic conditions improve. Our revenues have declined sequentially over the past seven quarters, and, as described in more detail below, such continued weakness in our industry would affect our revenue levels and results of operations in future quarters. While semiconductor content in communication, data processing, consumer electronics, automotive and aerospace products continues to increase, the global economic weakness has adversely impacted our customers that operate in those industries. In addition, the demand for our products has been adversely affected by lower profitability of our customers, especially in the memory market, as well as the weak macroeconomic and credit environment and its overall impact on capital spending.

We have lowered our production volumes in response to anticipated near-term business levels in an effort to size our operations to expected demand levels. However, we expect that our reduced scale of operations will lead to increased inventory-related charges (as our manufacturing inventory requirements decline) and reduced manufacturing capacity utilization, which in each case will adversely impact our results of operations. In addition, we expect that recent declines in factory utilization by our customers will result in lower service revenue levels and additional inventory related-charges (due to the related decline in customer usage of our systems) for so long as such conditions persist. During the second and third quarters of fiscal 2009, we announced global workforce reductions and other cost-reduction efforts aimed at lowering our operating expenses in response to the demand environment, and we are evaluating further cost-reduction activities in the event that business conditions continue to deteriorate. These further activities, if implemented, will result in additional near-term charges. However, we believe that our cost-reduction efforts, combined with our strategy and our ability to innovate and execute, will enable us to strengthen our relative competitive position in the current difficult business environment, and will put us in position to take advantage of long-term growth opportunities when favorable business conditions emerge.

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

We had a consolidated net loss of $82.8 million in the third quarter of fiscal 2009. The results for the quarter ended March 31, 2009 reflect (1) the impact of lower product revenues as customers delay their equipment purchases and installations, (2) lower service revenues as customers idle under-utilized production equipment, (3) decreased manufacturing capacity utilization as we reduce our production volume, and (4) a $16.6 million restructuring charge related to our global workforce reduction and other cost-reduction activities implemented during the quarter.

The following table sets forth some of the key quarterly unaudited financial information which we use to manage our business.

(In thousands, except net income (loss) per share-diluted)	Three months ended			Fiscal year 2008
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Revenues	$309,612	$396,589	$532,513	$590,694	$602,219	$635,783	$693,020
Income (loss) from operations	$(72,281)	$(505,631)	$34,938	$103,411	$125,200	$93,487	$177,278
Net income (loss)	$(82,827)	$(434,254)	$19,289	$76,010	$110,980	$83,935	$88,158
Net cash provided by (used in) operating activities	$76,489	$(35,600)	$81,357	$186,815	$144,803	$125,208	$205,785
Net income (loss) per share-diluted	$(0.49)	$(2.57)	$0.11	$0.43	$0.61	$0.45	$0.46

RESULTS OF OPERATIONS

Revenues and Gross Margin

	Three months ended			Q3 FY09 vs. Q2 FY09		Q3 FY09 vs. Q3 FY08
(Dollar amounts in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Revenues:
Product	$207,332	$273,072	$476,274	$(65,740)	-24%	$(268,942)	-56%
Service	$102,280	$123,517	$125,945	$(21,237)	-17%	$(23,665)	-19%

Total revenues	$309,612	$396,589	$602,219	$(86,977)	-22%	$(292,607)	-49%

Costs of revenues	$209,223	$238,167	$285,650	$(28,944)	-12%	$(76,427)	-27%
Stock-based compensation expense included in costs of revenues	$4,706	$4,679	$5,670	$27	1%	$(964)	-17%
Gross margin percentage	32%	40%	53%

(Dollar amounts in thousands)	Nine months ended		Q3 FY09 YTD vs. Q3 FY08 YTD
	March 31, 2009	March 31, 2008
Revenues:
Product	$885,900	$1,568,155	$(682,255)	-44%
Service	$352,814	$362,867	$(10,053)	-3%

Total revenues	$1,238,714	$1,931,022	$(692,308)	-36%

Costs of revenues	$700,203	$870,710	$(170,507)	-20%
Gross margin percentage	43%	55%
Stock-based compensation expense included in costs of revenues	$14,841	$16,623	$(1,782)	-11%

Product revenues

Product revenues decreased during the three months ended March 31, 2009 from the three months ended December 31, 2008 and March 31, 2008 as a result of a reduction in capital spending by our customers due to the recent weakness in the semiconductor industry which has resulted in customers delaying their purchases and installations of our products. The decline in revenues reflects the slow down in worldwide demand for semiconductor equipment, as semiconductor companies reduce capital spending and conserve cash in response to their business environment, even as their need for more precise diagnostics capabilities increases with technological advances. The weak macroeconomic and credit environments have adversely impacted the profitability of our customers and their capital spending and are likely to result in product revenues in the near term that are lower than our revenue levels in comparable periods during prior fiscal years.

For the three months ended March 31, 2009, one customer accounted for greater than 10% of total revenues. For the nine months ended March 31, 2009, two customers accounted for greater than 10% of total revenues. For the three and nine months ended March 31, 2008, no customer accounted for greater than 10% of total revenues. As of March 31, 2009, one customer accounted for greater than 10% of net accounts receivable, and as of June 30, 2008, no customer accounted for greater than 10% of net accounts receivable.

Service revenues

Service revenues are generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. Service revenues decreased in the three months ended March 31, 2009 compared to December 31, 2008 as customers idled their under-utilized production equipment in response to the recent weakness in the semiconductor industry and the deteriorating macroeconomic environment. The amount of service revenues generated is generally a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems.

Revenues by region

Revenues by region for the periods indicated were as follows:

(Dollar amounts in thousands)	Three months ended
	March 31, 2009		December 31, 2008		March 31, 2008
United States	$127,999	41%	$68,772	17%	$108,725	18%
Taiwan	18,664	6%	36,621	9%	105,770	18%
Japan	76,032	25%	117,891	30%	141,591	23%
Europe & Israel	29,148	9%	53,661	14%	80,000	13%
Korea	37,837	12%	44,750	11%	100,106	17%
Rest of Asia Pacific	19,932	7%	74,894	19%	66,027	11%

Total	$309,612	100%	$396,589	100%	$602,219	100%

A significant portion of our revenues continues to be generated in Asia, where a substantial portion of the world’s semiconductor manufacturing capacity is located, and we expect that will continue to be the case.

Gross margin

Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products. Our gross margin percentage was lower during the three months ended March 31, 2009 compared to the three months ended December 31, 2008 and March 31, 2008 primarily due to lower product and service revenues, a decrease in our manufacturing capacity utilization (resulting in increased under-absorption of some of our fixed overhead costs) and higher excess inventory write-downs (driven by declines in our product build plans and service inventory usage), partially offset by reduced employee related expenses as a result of a number of cost reduction activities that we have undertaken. In the near future, our gross margins will likely continue to be adversely affected by lower levels of product revenues in comparison to the same periods in the prior fiscal year, even though we have taken significant steps to reduce our production levels and operating cost structure.

The following are costs that were recorded in the three months ended March 31, 2009 compared to the three months ended December 31, 2008:

•	$67.8 million for employee related expenses, compared to $78.2 million in the three months ended December 31, 2008,

•	$32.4 million charge for excess inventory write-downs, compared to $29.9 million in the three months ended December 31, 2008, and

•	$10.4 million for amortization of intangibles, compared to $15.7 million in the three months ended December 31, 2008.

The following are costs that were recorded in the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

•	$67.8 million for employee related expenses, compared to $95.8 million in the three months ended March 31, 2008,

•	$32.4 million charge for excess inventory write-downs, compared to $18.3 million in the three months ended March 31, 2008, and

•	$10.4 million for amortization of intangibles, compared to $5.8 million in the three months ended March 31, 2008.

Our gross margin during the nine months ended March 31, 2009 was lower compared to gross margin for the corresponding period of fiscal year 2008 due to higher intangible assets amortization expense as a result of our acquisitions of ICOS and the MIE business unit, lower product and service revenues, decreased manufacturing capacity utilization, and excess inventory write-downs, which are partially offset by reduced employee related expenses as a result of a number of cost reduction activities that we have undertaken.

The following are costs that were recorded in the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008:

•	$232.8 million for employee related expenses, compared to $285.2 million in the nine months ended March 31, 2008,

•	$70.7 million charge for excess inventory write-downs, compared to $32.5 million in the nine months ended March 31, 2008, and

•	$38.9 million for amortization of intangibles, compared to $22.2 million in the nine months ended March 31, 2008.

Backlog

Our backlog for system shipments and associated warranty totaled $416 million and $715 million as of March 31, 2009 and June 30, 2008, respectively, and includes sales orders where written customer requests have been received and the delivery is anticipated within the next 12 months. We make backlog adjustments for backlog obtained from acquired companies, cancellations, customer delivery date changes and currency adjustments. Orders for service contracts and unreleased products are excluded from backlog. All orders are subject to cancellation or delay by the customer, with limited or no penalties.

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

Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended			Q3 FY09 vs. Q2 FY09		Q3 FY09 vs. Q3 FY08
	March 31, 2009	December 31, 2008	March 31, 2008
R&D expenses	$82,609	$95,266	$96,646	$(12,657)	-13%	$(14,037)	-15%
Stock-based compensation expense included in R&D expenses	$7,524	$6,981	$8,052	$543	8%	$(528)	-7%
R&D expenses as a percentage of total revenues	27%	24%	16%

	Nine months ended		Q3 FY09 YTD vs. Q3 FY08 YTD
(Dollar amounts in thousands)	March 31, 2009	March 31, 2008
R&D expenses	$292,236	$293,503	$(1,267)	0%
Stock-based compensation expense included in R&D expenses	$24,477	$23,753	$724	3%
R&D expenses as a percentage of total revenues	24%	15%

R&D expenses during the three months ended March 31, 2009 decreased compared to the three months ended December 31, 2008 and March 31, 2008. The decrease is primarily attributable to reduced employee related expenses as a result of a number of cost reduction activities that we have undertaken, as well as reduced engineering material costs as a result of a reduced number of projects during the three months ended March 31, 2009.

The following are expenses that were recorded in the three months ended March 31, 2009 compared to the three months ended December 31, 2008:

•	$54.9 million for employee related expenses, compared to $59.5 million during the three months ended December 31, 2008,

•	$11.3 million for engineering material costs, compared to $16.2 million during the three months ended December 31, 2008, and

•	$5.1 million for depreciation of fixed assets and amortization of intangibles, compared to $6.5 million during the three months ended December 31, 2008.

The following are expenses that were recorded in the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

•	$54.9 million for employee related expenses, compared to $57.5 million during the three months ended March 31, 2008,

•	$11.3 million for engineering material costs, compared to $14.8 million in the three months ended March 31, 2008, and

•	$5.1 million for depreciation of fixed assets and amortization of intangibles, compared to $8.7 million during the three months ended March 31, 2008.

The R&D expenses during the nine months ended March 31, 2009 w flat compared to the nine months ended March 31, 2008.

The following are expenses that were recorded in the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008:

•	$179.4 million for employee related expenses, compared to $169.8 million during the nine months ended March 31, 2008,

•	$43.5 million for engineering material costs, compared to $46.8 million in the nine months ended March 31, 2008,

•	$25.3 million for outside services such as consulting and legal, compared to $27.3 million during the nine months ended March 31, 2008, and

•	$16.7 million of benefit to R&D expense from external funding, compared to $13.1 million in the nine months ended March 31, 2008.

R&D expenses include the benefit of $6.1 million, $7.0 million and $5.0 million of external funding received during the three months ended March 31, 2009, December 31, 2008 and March 31, 2008, respectively, for certain strategic development programs from government grants.

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

Selling, General and Administrative (“SG&A”)

(Dollar amounts in thousands)	Three months ended			Q3 FY09 vs. Q2 FY09		Q3 FY09 vs. Q3 FY08
	March 31, 2009	December 31, 2008	March 31, 2008
SG&A expenses	$90,061	$133,954	$94,723	$(43,893)	-33%	$(4,662)	-5%
Stock-based compensation expense included in SG&A expenses	$10,529	$10,643	$12,133	$(114)	-1%	$(1,604)	-13%
SG&A expenses as a percentage of total revenues	29%	34%	16%

(Dollar amounts in thousands)	Nine months ended		Q3 FY09 YTD vs. Q3 FY08 YTD
	March 31, 2009	March 31, 2008
SG&A expenses	$342,505	$364,681	$(22,176)	-6%
Stock-based compensation expense included in SG&A expenses	$40,126	$36,814	$3,312	9%
SG&A expenses as a percentage of total revenues	28%	19%

SG&A expenses during the three months ended March 31, 2009 decreased compared to the three months ended December 31, 2008 primarily due to bad debt expense recorded in the three months ended December 31, 2008 compared to no such charges in the three months ended March 31, 2009. The decrease is also attributable to reduced employee related expenses as a result of a number of cost reduction activities that we have undertaken and lower expenses related to the shareholder class action litigation relating to our historical stock option practices.

The following are expenses that were recorded in the three months ended March 31, 2009 compared to the three months ended December 31, 2008:

•	$77.7 million for employee related expenses, compared to $91.3 million during the three months ended December 31, 2008,

•

$2.0 million for expenses related to the shareholder class action litigation relating to the Company’s historical stock option practices, compared to $9.2 million during the three months ended December 31, 2008, and

•	No bad debt expense, compared to $23.9 million during the three months ended December 31, 2008.

The SG&A expenses during the three months ended March 31, 2009 were lower compared to the three months ended March 31, 2008 primarily due to lower expenses related to the shareholder class action litigation relating to the Company’s historical stock option practices and reduced employee related expenses as a result of a number of cost reduction activities that we have undertaken, which are partially offset by higher intangible assets amortization expense as a result of our acquisitions of ICOS and the MIE business unit and gain on sale of real estate that we recorded in the three months ended March 31, 2008.

The following are expenses that were recorded in the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

•	$77.7 million for employee related expenses, compared to $90.1 million during the three months ended March 31, 2008,

•	$4.5 million for amortization of intangibles, compared to $2.1 million during the three months ended March 31, 2008,

•

$2.0 million for expenses related to the shareholder class action litigation relating to the Company’s historical stock option practices, compared to $5.2 million during the three months ended March 31, 2008, and

•	$0.4 million in net gains recorded on the sale of real estate assets, compared to $8.6 million recorded in the three months ended March 31, 2008.

SG&A expenses during the nine months ended March 31, 2009 were lower compared to the nine months ended March 31, 2008 primarily due to lower expenses related to the shareholder class action litigation relating to the Company’s historical stock option practices and reduced employee related expenses as a result of a number of cost reduction activities that we have undertaken, which are partially offset by higher intangible assets amortization expense as a result of our acquisitions of ICOS and the MIE business unit, additional bad debt expense and lower gain on sale of real estate assets.

The following are expenses that were recorded in the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008:

•	$272.4 million for employee related expenses, compared to $288.0 million during the nine months ended March 31, 2008,

•	$23.9 million for bad debt expense, compared to $0.1 million during the nine months ended March 31, 2008,

•	$15.8 million for amortization of intangibles, compared to $6.4 million during the nine months ended March 31, 2008,

•

$15.0 million for expenses related to the shareholder class action litigation relating to the Company’s historical stock option practices, compared to $74.3 million during the nine months ended March 31, 2008, and

•	$3.7 million in net gains recorded on the sale of real estate assets, compared to $17.7 million recorded in the nine months ended March 31, 2008.

SG&A expenses during the nine months ended March 31, 2009 included $23.9 million of bad debt expense for potential losses relating to heightened risk of non-payment of accounts receivable by customers facing financial difficulty.

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

Restructuring Charges

In March 2009, we announced a plan to further reduce our global workforce by approximately 10%, which followed our announcement in November 2008 of a global workforce reduction of approximately 15%. We are undertaking a number of cost reduction activities, including these workforce reductions, in an effort to lower our quarterly operating expense run rate in response to the current demand environment. The program in the United States is accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits—an amendment of Financial Accounting Standards Board Statements No. 5 and 43, whereas the programs in the international locations are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. We expect to recognize significant cost savings from a number of activities we have recently undertaken, including estimated annual cost savings of approximately $130 million as a result of the November 2008 and March 2009 workforce reductions. During the three months ended March 31, 2009, we recorded a $16.6 million net restructuring charge, of which $6.4 million was recorded to costs of revenues, $4.3 million to engineering, research and development expense and $5.9 million to selling, general and administrative expense. During the nine months ended March 31, 2009, we recorded a $38.4 million net restructuring charge, of which $15.2 million was recorded to costs of revenues, $8.7 million to engineering, research and development expense and $14.5 million to selling, general and administrative expense. These charges represent the estimated minimum liability associated with expected termination benefits to be provided to employees. We anticipate incurring additional severance costs and other related expenses in connection with the workforce reductions at least through the remainder of fiscal year 2009. In addition, we are currently in the process of evaluating additional restructuring activities which, if implemented, may result in additional restructuring charges.

The following table shows the activity primarily related to severance and benefits expense for the three and nine months ended March 31, 2009:

(In thousands)	Three months ended March 31, 2009	Nine months ended March 31, 2009
Beginning Balance	$18,707	$1,333
Restructuring costs	16,788	39,930
Adjustments	(222)	(1,555)
Cash payments	(13,024)	(17,459)

Ending Balance	$22,249	$22,249

Substantially all of the restructuring charges related to our workforce reductions announced in November 2008 and March 2009 are expected to be paid out during the fiscal year ending June 30, 2009.

Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	March 31, 2009	December 31, 2008	March 31, 2008
Interest income and other, net	$8,723	$1,381	$36,503
Interest expense	$13,609	$13,853	$494
Interest income and other, net as a percentage of total revenues	3%	0%	6%
Interest expense as a percentage of total revenues	4%	4%	0%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2009	March 31, 2008
Interest income and other, net	$28,154	$68,218
Interest expense	$41,335	$1,466
Interest income and other, net as a percentage of total revenues	2%	4%
Interest expense as a percentage of total revenues	3%	0%

Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as gains or losses recorded upon settlement of certain foreign currency contracts. The increase in interest income and other, net during the three months ended March 31, 2009 compared to the three months ended December 31, 2008 was primarily due to $5.0 million of foreign currency gain recorded in the three months ended March 31, 2009 compared to a $1.0 million foreign currency loss recorded in the three months ended December 31, 2008. The increase was also due to a lower impairment charge of our venture investment portfolio, $3.5 million in the three months ended December 31, 2008 compared to $2.0 million in the three months ended March 31, 2009. The decrease in interest income and other, net during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to lower interest income from our investment and cash portfolio as well as lower foreign currency transaction gain.

Interest expense remained flat in the three months ended March 31, 2009 compared to the three months ended December 31, 2008. The increase in interest expense in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 were primarily due to additional interest expense as a result of the issuance of $750 million aggregate principal amount of senior notes in the fourth quarter of the fiscal year ended June 30, 2008.

Provision for Income Taxes

Our effective income tax rate was a tax expense of 7.3% for the three months ended March 31, 2009 compared to a tax expense of 31.1% for the three months ended March 31, 2008 and a tax benefit of 10.5% for the nine months ended March 31, 2009 compared to a tax expense of 38.8% for the nine months ended March 31, 2008.

The decrease in the ratio of tax expense over income of 31.1% for the three months ended March 31, 2008 compared to the ratio of tax expense over loss of 7.3% for the three months ended March 31, 2009 was primarily due to an expense recognized during the three months ended March 31, 2009 related to certain provisions of the California Budget Act of 2008 signed on February 20, 2009, which will allow a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. We expect to make the election to use the alternative method to attribute taxable income to California for our fiscal year ending June 30, 2012. We have recognized an expense of $29 million during the three months ended March 31, 2009 to reduce the amount of non-current deferred tax assets by $8.7 million and to place a $20.3 million valuation allowance on excess California research and development credits that we believe will not be utilized due to the effect of the lower apportionment rate. This was partially offset by a decrease in net unrecognized tax benefits of $7.9 million due to the expiration of certain statute of limitations for the three months ended March 31, 2009.

The decrease in the ratio of tax expense over income of 38.8% for the nine months ended March 31, 2008 compared to the ratio of tax benefit over loss of 10.5% for the nine months ended March 31, 2009, is primarily due to the effect of the $46.6 million of incremental U.S. tax expense associated with the implementation of our global manufacturing strategy for the nine months ended March 31, 2008 compared to the effect of an expense of $29 million related to the effect of the California Budget Act of 2008, which will allow for a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011, and the $272.1 million goodwill impairment charge that we recorded during the three months ended December 31, 2008, which is non-deductible for tax purposes.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, non tax-deductible expenses incurred in connection with acquisitions, and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of our tax planning strategies.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are not under United States federal income tax examination at this time. We remain subject to federal income tax examination for all years after the fiscal year ended June 30, 2005. We are subject to state income tax examinations for all years after the fiscal year ended June 30, 2003. We are also subject to examinations in major foreign jurisdictions, including Japan, Israel and Singapore, for all years after the fiscal year ended June 30, 2003 and are currently under tax examinations in various other foreign tax jurisdictions. It is reasonably possible that certain examinations may be concluded in the next twelve months. Accordingly, we believe it is reasonably possible that our existing unrecognized tax benefits may be reduced by up to $10.9 million within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with various foreign tax authorities.

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	March 31, 2009	June 30, 2008
Cash and cash equivalents	$664,929	$1,128,106
Marketable securities	592,617	451,277

Total cash, cash equivalents and marketable securities	$1,257,546	$1,579,383

Percentage of total assets	35%	33%

	Nine months ended
(In thousands)	March 31, 2009	March 31, 2008
Cash provided by operating activities	$122,246	$475,796
Cash provided by (used in) investing activities	(277,812)	286,843
Cash used in financing activities	(286,049)	(933,254)
Effect of exchange rate changes on cash and cash equivalents	(21,562)	11,586

Net decrease in cash and cash equivalents	$(463,177)	$(159,029)

At March 31, 2009, our cash, cash equivalents and marketable securities totaled $1.3 billion, a decrease of $321.8 million from June 30, 2008. We generated $122.2 million in cash from operations and used $277.8 million in investing activities during the nine months ended March 31, 2009. We used $286.0 million in cash for financing activities during the nine months ended March 31, 2009. We used $226.5 million for the repurchase of common stock under our share repurchase program and an additional $141.4 million for the acquisition of the MIE business unit of Vistec Semiconductor Systems.

We have historically financed our operations through cash generated from operations. Cash provided by operating activities was $122.2 million and $475.8 million for the nine months ended March 31, 2009 and 2008, respectively. Cash provided by operating activities during the nine months ended March 31, 2009 was primarily the function of our net loss of $497.8 million, offset by non-cash depreciation and amortization of $110.1 million, goodwill, purchased intangible asset and long-lived asset impairment charges of $452.0 million, stock-based compensation of $79.4 million, provision for doubtful accounts of $24.1 million, and a decrease in accounts receivable of $240.1 million as collections exceeded shipments during the nine months ended March 31, 2009, which in turn were offset by a decrease in deferred system profit of $76.6 million as a result of lower shipments compared to revenue, and a net decrease in other assets and liabilities of $199.5 million primarily due to the payment of $65.0 million to the settlement class as a term of the settlement of the shareholder class action litigation relating to our historical stock option practices, annual bonus payout, and aggregate interest payments of $25.7 million related to our $750 million in outstanding long-term debt in the nine months ended March 31, 2009.

Cash provided by operating activities during the nine months ended March 31, 2008 consisted primarily of net income of $283.1 million, increased by non-cash depreciation and amortization of $79.9 million, stock-based compensation of $77.2 million, a decrease in inventories of $87.1 million due to lower build plan as a result of lower bookings, and a decrease in accounts receivable of $56.2 million as collections exceeded shipments during the nine months ended March 31, 2008. These increases in operating cash flow were partially offset by changes in other assets and liabilities of $79.4 million in the nine months ended March 31, 2008.

Investing activities typically consist of purchases and sales or maturities of marketable securities, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new markets or emerging technologies. Cash used in investing activities was $277.8 million during the nine months ended March 31, 2009, while cash provided by investing activities was $286.8 million during the nine months ended March 31, 2008.

Financing activities include dividend payments to our common stockholders and sales and repurchases of our common stock. We used $226.5 million and $989.7 million for the repurchases of our common stock during the nine months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009, we announced a plan to further reduce our global workforce by approximately 10%. We expect to recognize estimated annual cost savings of $55 million as a result of this reduction in workforce. During the three and nine months ended March 31, 2009, we recorded a $16.6 million and $38.4 million net restructuring charge, respectively, of which $17.5 million was paid out as of March 31, 2009, and the remaining balance is expected to be paid out by June 30, 2009. We anticipate incurring additional severance costs and other related expense in connection with the workforce reduction at least through the remainder of fiscal year 2009.

During the third quarter of the fiscal year ended June 30, 2005, our Board of Directors approved the initiation of a quarterly cash dividend. During the three months ended March 31, 2009, our Board of Directors declared a dividend of $0.15 per share of our outstanding common stock, which was paid on March 9, 2009 to our stockholders of record as of March 2, 2009. During the same period in fiscal year 2008, our Board of Directors also declared and paid a quarterly cash dividend of $0.15 per share. The total amount of dividends paid during the three months ended March 31, 2009 and 2008 were $25.5 million and $26.7 million, respectively.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of March 31, 2009:

	Fiscal year ending June 30,
(In thousands)	Total	2009(2)	2010	2011	2012	2013	Thereafter	Other(3)
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$—	$750,000	—
Interest payment associated with long-term debt obligations	483,000	25,875	51,750	51,750	51,750	51,750	250,125	—
Purchase commitments	60,057	38,591	20,033	1,433	—	—	—	—
Non-current income tax payable	49,398	—	—	—	—	—	—	49,398
Operating leases	35,741	2,920	10,479	6,005	4,202	3,403	8,732	—
Pension obligations	11,507	272	1,190	1,239	1,064	1,110	6,632	—

Total contractual cash obligations	$1,389,703	$67,658	$83,452	$60,427	$57,016	$56,263	$1,015,489	$49,398

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

(2)	Remaining 3 months.

(3)	Represents the non-current tax payable obligation under FIN 48. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, from time to time we will discount, without recourse, Letters of Credit (“LCs”) received from customers in payment of goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three and nine months ended March 31, 2009 and 2008:

	Three months ended		Nine months ended
(In thousands)	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Receivables sold under factoring agreements	$50,143	$62,850	$208,782	$218,262
Proceeds from sales of LCs	$—	$20,596	$10,666	$38,125
Discounting fees paid on sales of LCs (1)	$—	$149	$44	$226

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

We maintain guarantee arrangements of $28.6 million in various locations to fund customs guarantees for VAT and LC needs of our subsidiaries in Europe and Asia. Approximately $20.3 million was outstanding under these arrangements as of March 31, 2009.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $60 million as of March 31, 2009 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

Working capital decreased to $1.8 billion as of March 31, 2009, compared to $2.1 billion as of June 30, 2008. In October 2008, we suspended the stock repurchases in order to maintain financial flexibility in light of the deteriorating global economic and market conditions. While there are no specific significant transactions or arrangements that are likely to materially affect liquidity, economic uncertainty and weak credit markets are driving our customers to delay their procurement as well as payment decisions which could adversely delay and affect our cash collections. As of March 31, 2009, our principal sources of liquidity consisted of $1.3 billion of cash, cash equivalents, and marketable securities. Cash balances are held throughout the world, including significant amounts held outside of the United States. The majority of the amounts held outside of the United States could be repatriated to the United States, but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalent balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

Our investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa. In February 2008, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that we held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. As a result, we have classified these securities with failed auctions as long-term assets in our Condensed Consolidated Balance Sheet. Prior to the three months ended March 31, 2009, a total of $6.9 million of the auction rate securities with a net book value of $6.7 million were called at par by the issuer; therefore no losses were recognized on these securities. During the three months ended March 31, 2009, an additional $0.5 million of the auction rate securities was called at par by the issuer; therefore no losses were recognized on these securities during the three months ended March 31, 2009. The fair value of our auction rate securities at March 31, 2009 was $38.9 million.

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

The Agreement covers $40.7 million par value (fair value of $38.9 million) of the auction rate securities held by us as of March 31, 2009. We are accounting for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159 during the three months ended December 31, 2008. As a result, $6.4 million was recorded as an increase to interest income and other, net for the fair value of the Put Option during the three months ended December 31, 2008. During the three months ended March 31, 2009, as a result of a change in the fair value of the Put Option, $4.7 million was recorded as a charge to interest income and other, net. The fair value of the Put Option at March 31, 2009 was $1.7 million.

During the three months ended December 31, 2008, we made an election pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to transfer these auction rate securities from available-for-sale to trading securities. The transfer to trading securities reflects our intent to exercise the Put Option during the period June 30, 2010 to July 2, 2012. Prior to entering into the Agreement, our intent was to hold the auction rate securities until the market recovered. At the time of transfer, the unrealized loss on the auction rate securities was $1.3 million. Prior to the transfer, this unrealized loss had been included in accumulated other comprehensive income (loss). Upon transfer of the auction rate securities to trading securities during the three months ended December 31, 2008, we immediately recognized an unrealized loss of $1.3 million, included in interest income and other, net, for the amount of the unrealized loss not previously recognized in earnings. Subsequently, we recognized an additional decline in fair value of $5.4 million for a total unrealized loss of $6.7 million, included in interest income and other, net, in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2008. During the three months ended March 31, 2009, we recognized an increase in the fair value of the auction rate securities of $4.9 million, which is included in interest income and other, net.

We expect that the future changes in the fair value of the Put Option will continue to be largely offset by the fair value movements in the auction rate securities. We estimated the fair value of the auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. We estimated the fair value of the Put Option using the expected value that we will receive from UBS which was calculated as the difference between the anticipated recognized losses and par value of the auction rate securities as of the option exercise date. This value was discounted by using UBS’s credit default swap rate to account for the credit considerations of the counterparty risk. We will reassess the fair value in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, market risk and other factors. Based on our expected operating cash flows and other sources of cash, we do not believe that any reduction in liquidity of our auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

Our credit ratings and outlooks as of April 13, 2009 are summarized below.

Rating Agency	Rating	Outlook
Fitch	BBB	Negative
Moody’s	Baa1	Stable
Standard & Poor’s	BBB	Negative

Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy.

Off-Balance Sheet Arrangements

Under our foreign-currency risk management strategy, we utilize derivative instruments to protect our interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 16, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for a detailed description).

The outstanding hedge contracts, with maximum maturity of 13 months, were as follows:

(In thousands)	As of March 31, 2009	As of June 30, 2008
Cash flow hedge contracts
Purchase	$1,249	$7,413
Sell	(57,216)	(200,676)
Other foreign currency hedge contracts
Purchase	98,534	1,278,395
Sell	(167,818)	(1,402,119)

Net	$(125,251)	$(316,987)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes (see Note 16, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for a detailed description). All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 31, 2009. Actual results may differ materially.

As of March 31, 2009, we had an investment portfolio of fixed income securities of approximately $592.6 million, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2009, the fair value of the portfolio would have declined by $1.2 million.

As of March 31, 2009, we had net forward contracts to sell $125.3 million in foreign currency in order to hedge currency exposures. If we had entered into these contracts on March 31, 2009, the U.S. dollar equivalent would have been $124.4 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $23.7 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net loss or cash flows.

See Note 4, “Marketable Securities,” to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio and the liquidity of certain auction rate securities that we held at March 31, 2009.

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

A description of factors that could materially affect our business, financial condition or operating results is provided below. This description includes any material changes to, and supersedes the description of, the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Risks Associated with Our Industry and Market Conditions

The semiconductor equipment industry is highly cyclical. The purchasing decisions of our customers are highly dependent on the economies of both the local markets in which they are located and the semiconductor industry worldwide. If we fail to respond to industry cycles, our business could be seriously harmed.

The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. The cyclical nature of the industry in which we operate is largely a function of our customers’ capital spending patterns and need for expanded manufacturing capacity, which in turn are affected by factors such as capacity utilization, consumer demand for products, inventory levels and our customers’ access to capital. This cyclicality affects our ability to accurately predict future revenue, and in some cases, future expense levels. In the current environment, our ability to accurately predict our future operating results is particularly limited. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in, or cancellation or delay of, orders (which are generally subject to cancellation or delay by the customer with limited or no penalty) but also a weakening of their financial condition that could impair their ability to pay for our products or our ability to recognize revenue from certain customers. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During periods of declining revenues, such as in the current environment, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, or if our attempts to respond (such as the global workforce reductions and cost-reduction efforts that we announced in November 2008 and March 2009) fail to accomplish our intended results, then our business could be seriously harmed. Furthermore, any workforce reductions and cost-reduction actions that we adopt in response to down cycles may result in additional restructuring charges, disruptions in our operations and loss of key personnel. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

In addition, the semiconductor equipment industry and other industries that we serve are constantly developing and changing over time. These changes currently, or in the future may, include the increasing cost of building and operating fabrication facilities and the impact of such increases on our customers’ investment decisions; the variability of future growth rates in the semiconductor and related industries; the ever-increasing cost and complexity involved in the adoption by our customers of technology advances and the potential impact that may have on their rate of adoption; pricing trends in the end-markets for consumer electronics and other products, which places a growing emphasis on our customers’ cost of ownership; overall changes in capital spending patterns by our customers; and demand by semiconductor manufacturers for shorter cycle times for developing, manufacturing and installing capital equipment. If we do not successfully manage the risks resulting from any of these or other potential changes in our industries, our business, financial condition and operating results could be adversely impacted.

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

A majority of our annual revenue is derived from outside the United States, and we expect that international revenue will continue to represent a substantial percentage of our revenue. Our international revenue and operations are affected by economic conditions specific to each country and region. Because of our significant dependence on international revenue, a decline in the economies of any of the countries or regions in which we do business could negatively affect our operating results. Managing global operations and sites located throughout the world presents challenges associated with, among other things, cultural diversity and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Periodic local or international economic downturns, trade balance issues, tariffs or other trade barriers, political instability, legal or regulatory changes or terrorism in regions where we have operations or where we do business, along with fluctuations in interest and currency exchange rates, could negatively affect our business and results of operations. Although we attempt to manage near-term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate.

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

As is typical in the semiconductor equipment industry, from time to time we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which they believe cover certain of our products, processes, technologies or information. In addition, we occasionally receive notification from customers who believe that we owe them indemnification or other obligations related to intellectual property claims made against such customers by third parties. Litigation tends to be expensive and requires significant management time and attention and could have a negative effect on our results of operations or business if we lose or have to settle a case on significantly adverse terms. Our customary practice is to evaluate such infringement assertions and to consider whether to seek licenses where appropriate. However, we cannot ensure that licenses can be obtained or, if obtained, will be on acceptable terms or that costly litigation or other administrative proceedings will not occur. The inability to obtain necessary licenses or other rights on reasonable terms, or the instigation of litigation or other administrative proceedings, could seriously harm our operating results and financial condition.

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

Acquisitions are an important element of our strategy but, because of the uncertainties involved, we may not find suitable acquisition candidates and we may not be able to successfully integrate and manage acquired businesses. We are also exposed to risks in connection with strategic alliances into which we may enter.

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

At times, we may also enter into strategic alliances with customers, suppliers or other business partners with respect to development of technology and intellectual property. These alliances typically require significant investments of capital and exchange of proprietary, highly sensitive information. The success of these alliances depends on various factors over which we may have limited or no control and requires ongoing and effective cooperation with our strategic partners. Mergers and acquisitions and strategic alliances are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and operating results.

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

We are exposed to various risks related to the legal and regulatory environments where we perform our operations and conduct our business.

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

In addition, we may from time to time be involved in legal proceedings or claims regarding employment, contracts, product performance, product liability, antitrust, environmental regulations, securities, unfair competition and other matters (in addition to proceedings and claims related to intellectual property matters, which are separately discussed elsewhere in this Item 1A). These legal proceedings and claims, regardless of their merit, may be time-consuming and expensive to prosecute or defend, divert management’s attention and resources, and/or inhibit our ability to sell our products. There can be no assurance regarding the outcome of current or future legal proceedings or claims, which could adversely affect our operating results, financial condition and our ability to operate our business.

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

We are exposed to risks related to our financial arrangements with respect to receivables factoring and banking arrangements.

We enter into factoring arrangements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we maintain bank accounts with several domestic and foreign financial institutions, any of which may prove not to be financially viable. If we were to stop entering into these factoring arrangements, our operating results, financial condition and cash flows could be adversely impacted by delays or failures in collecting trade receivables. However, by entering into these arrangements, and by engaging these financial institutions for banking services, we are exposed to additional risks. If any of these financial institutions experiences financial difficulties or is otherwise unable to honor the terms of our factoring or deposit arrangements, we may experience material financial losses due to the failure of such arrangements or a lack of access to our funds, any of which could have an adverse impact upon our operating results, financial condition and cash flows.

There are risks associated with our outstanding indebtedness.

As of March 31, 2009, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value and liquidity of both our debt and equity securities.

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

We are exposed to risks related to our indemnification of third parties.

From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers and lessors, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. We may be compelled to enter into or accrue for probable settlements of alleged indemnification obligations or subject to potential liability arising from our customer’s involvements in legal disputes. It is difficult to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Our business, financial condition and results of operations in a reported fiscal period could be materially adversely affected if we expend significant amounts in defending or settling any purported claims, regardless of their merit or outcomes.

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

On February 19, 2009, our Board of Directors approved an amendment and restatement of our By-Laws, effective immediately. The amendment and restatement implemented the following material changes to the procedures by which security holders may recommend nominees to our Board of Directors, in particular the advance notice provisions applicable to such procedures. These changes to Section 7 of Article I and Section 11 of Article II of our By-Laws are described below:

1.	The amended By-Laws clarify that the advance notice provisions set forth in Section 7 of Article I relate to business to be properly requested by a stockholder to be brought before a stockholder meeting other than business relating to the nomination or election of directors, which is governed exclusively by Section 11 of Article II.

2.	The amended By-Laws clarify that, to properly bring any matter before a stockholder meeting, a stockholder must (a) be a stockholder of record (and, with respect to any beneficial owner, if different, on whose behalf such business is proposed, only if such beneficial owner was the beneficial owner of shares of KLA-Tencor) both at the time of giving notice provided for in the By-Laws and at the time of the meeting, (b) be entitled to vote at the meeting and (c) comply with the applicable notice procedures set forth in the By-Laws.

3.	The amended By-Laws modify the advance notice deadlines in Section 7(a)(iii) of Article I and Section 11(a)(ii) of Article II establishing when a stockholder must notify us that such stockholder intends to nominate directors or propose other business at an annual meeting of stockholders. The amended By-Laws now provide that any such notice must be given (other than in the exceptional cases specified in the By-Laws) not later than the close of business on the 90th day, and not earlier than the close of business on the 120th day, prior to the first anniversary of the preceding year’s annual meeting. As a result of the amendments, for our 2009 annual meeting, to be timely, a stockholder’s notice must be delivered to, or mailed and received at, our principal executive offices:

•	not earlier than the close of business on July 16, 2009; and

•	not later than the close of business on August 15, 2009.

Notwithstanding the deadlines described above, if we did not hold an annual meeting in the previous year or the date of our annual meeting is more than 30 days before or more than 60 days after the anniversary date of the preceding year’s annual meeting, notice by the stockholder, to be timely, must be delivered to, or mailed and received at, our principal executive offices not earlier than the close of business on the 120th day prior to the annual meeting and not later than the close of business on the later of (A) the 90th day prior to the annual meeting and (B) the 10th day following the date on which public announcement of the date of the meeting is first made.

4.	The amended By-Laws clarify that stockholders seeking to nominate directors or propose other business at a meeting must comply with the advance notice provisions in Section 7 of Article I or Section 11 of Article II, as applicable, while stockholders seeking to have a stockholder proposal considered for inclusion in our annual proxy statement must comply with the notice requirements applicable to stockholder proposals under the federal proxy rules.

5.	The amended By-Laws add advance notice deadlines in Section 11(b)(ii) of Article II establishing when a stockholder must notify us that it intends to nominate directors in the event that a special meeting of stockholders is called for the purpose of electing directors. To be timely, the amended By-Laws require that any such notice be given not earlier than the close of business on the 120th day prior to the special meeting nor later than the close of business on the later of the 90th day prior to the special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting.

6.

The amended By-Laws update the information that must be included in a notice under Section 7(a) of Article I or Section 11(a) or 11(b) of Article II. Among other things, the amendments require a stockholder that intends to propose a nomination or other business to provide information about any agreement, arrangement or understanding relating to the nomination or other business to be proposed that has the effect or intent of mitigating loss, managing risk or benefit from changes in the share price of any class of shares of KLA-Tencor, or increasing or decreasing voting power with respect to shares of KLA-Tencor, including any derivative or short positions, profit interests, options, hedging transactions, and borrowed or loaned shares. In addition, a stockholder proponent must disclose identification and shareholding information with respect to beneficial owners of shares of stock of KLA-Tencor owned of record or beneficially by such stockholder, as well as all agreements, arrangements and understandings between such stockholder and any other person with respect to business being proposed or nominations for directors. The amended By-Laws further require that the stockholder provide us with a written update of certain of the information required to be included in the notice within five business days after the record date for the meeting.

7.	The amended By-Laws provide that, if a stockholder fails to timely deliver the updated information required by the advance notice provisions or if a stockholder (or its qualified representative) fails to appear at the stockholder meeting to present the business described in the stockholder’s notice, the stockholder’s proposed business will not be transacted at the meeting.

8.	The amended By-Laws provide guidance in Sections 7(a)(v) of Article I and Sections 11(a)(iv) and 11(b)(iii) of Article II regarding the persons that stockholders may designate to represent them at an annual or special meeting. Previously, the By-Laws did not include that guidance.

The preceding description is qualified in its entirety by reference to our Amended and Restated By-Laws, which were filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2009 and are incorporated herein by reference.

ITEM 6.	EXHIBITS

3.1	Amended and Restated By-Laws of KLA-Tencor Corporation

10.51	Executive Severance Plan (as amended and restated February 19, 2009)*

10.52	Amended and Restated 1997 Employee Stock Purchase Plan (as amended March 2009)*

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.

*	Denotes a management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

April 23, 2009	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

April 23, 2009	/s/ MARK P. DENTINGER
(Date)	Mark P. Dentinger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 23, 2009	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date

3.1	Amended and Restated By-Laws of KLA-Tencor Corporation	8-K	No. 000-09992	3.1	February 19, 2009

10.51	Executive Severance Plan (as amended and restated February 19, 2009)*	8-K	No. 000-09992	10.51	February 19, 2009

10.52	Amended and Restated 1997 Employee Stock Purchase Plan (as amended March 2009)*	8-K	No. 000-09992	10.52	March 30, 2009

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement