Form 10-K
period 2009-06-30
KLA TENCOR CORP
filed 2009-08-07
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as of December 31, 2008, was $3.2 billion. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 170,668,073 shares of common stock outstanding as of July 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on November 4, 2009 (“Proxy Statement”), and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended June 30, 2009, are incorporated by reference into Part III of this report.

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

Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” in this Annual Report on Form 10-K, as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in the fiscal year ending June 30, 2010. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation to update the forward-looking statements in this report after the date hereof.

ii

PART I

ITEM 1.	BUSINESS

The Company

KLA-Tencor Corporation (“KLA-Tencor” or the “Company” and also referred to as “we” or “our”) is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Our products are also used in a number of other industries, including light emitting diode (“LED”), data storage, solar process development and control, and general materials research.

Within our primary area of focus, our comprehensive portfolio of products, services, software and expertise helps integrated circuit (“IC” or “chip”) manufacturers manage yield throughout the entire fabrication process—from research and development to final volume production. These products and solutions are designed to help customers accelerate their development and production ramp cycles, to achieve higher and more stable semiconductor die yields, and to improve overall profitability.

KLA-Tencor’s products and services are used by the vast majority of wafer, IC, disk and reticle manufacturers in the world. These customers turn to us for inline wafer and IC defect monitoring, review and classification; reticle defect inspection and metrology; packaging and interconnect inspection; critical dimension (“CD”) metrology; pattern overlay metrology; film thickness, surface topography and composition measurements; measurement of in-chamber process conditions, wafer shape and stress metrology; computational lithography tools; and overall yield and fab-wide data management and analysis systems. Our advanced products, coupled with our unique yield management services, allow us to deliver the solutions our customers need to accelerate their yield learning rates and significantly reduce their risks and costs.

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

The manufacturing cycle of an IC is grouped into three phases: design, fabrication and testing. IC design involves the architectural layout of the circuit, as well as design verification and reticle generation. The fabrication of a chip is accomplished by depositing a series of film layers that act as conductors, semiconductors or insulators. The deposition of these film layers is interspersed with numerous other process steps that create circuit patterns, remove portions of the film layers, and perform other functions such as heat treatment, measurement and inspection. Most advanced chip designs require hundreds of individual steps, many of which are performed multiple times. Most chips consist of two main structures: the lower structure, typically consisting of transistors or capacitors which perform the “smart” functions of the chip; and the upper “interconnect” structure, typically consisting of circuitry which connects the components in the lower structure. When all of the layers on the wafer have been fabricated, each chip on the wafer is tested for functionality. The wafer is then cut into individual devices, and those chips that passed functional testing are packaged. Final testing is performed on all packaged chips.

Current Trends

Companies that anticipate future market demands by developing and refining new technologies and manufacturing processes are better positioned to lead in the semiconductor market. During past industry cycles, semiconductor manufacturers generally contended with a few key new technologies or market trends, such as a specific design rule shrink. In today’s market, driven by consumer demand for low-cost electronic goods from smart phones and MP3 players to laptops and portable devices, the leading semiconductor manufacturers are investing in bringing a multitude of new process technologies into production at the same time, some requiring new substrate and film materials, new geometries and advanced lithography techniques.

While many of these technologies have been adopted at the development and pilot production stages of chip manufacturing, significant challenges and risks associated with each technology have affected their adoption into full-volume production. For example, as design rules decrease, yields become more sensitive to the size and density of defects, while device performance characteristics (namely speed, capacity or power management) become more sensitive to such parameters as linewidth and film thickness variation. New process materials, such as high-k dielectrics, silicon-on-insulator (“SOI”) wafers and immersion lithography-capable photoresists require extensive characterization before they can be used in the manufacturing process. Moving several of these advanced technologies into production at once only adds to the risks that chipmakers face.

The continuing evolution of semiconductor devices to smaller geometries and more complex multi-level circuitry has significantly increased the cost and performance requirements of the capital equipment used to manufacture these devices. Construction of an advanced wafer fabrication facility today can cost over $5 billion, substantially more than previous generation facilities. In addition, recent global economic conditions have delayed new fab builds, upgrades and expansions. As a result, chipmakers are demanding increased productivity and higher returns from their manufacturing equipment and are seeking ways to extend the performance of their existing equipment.

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

With our broad portfolio of application-focused technologies and our dedicated yield technology expertise, we are in position to be a key supplier of comprehensive yield management solutions for customers’ next-generation products, including those required for the 32nm chip generation and beyond.

Our Process Control and Yield Acceleration Solutions

Accelerating the yield ramp and maximizing production yields of high-performance devices are key goals of modern semiconductor manufacturing. Ramping to high-volume production ahead of competitors can dramatically increase the revenue an IC manufacturer realizes for a given product. KLA-Tencor systems not only analyze defectivity and metrology issues at critical points in the wafer, reticle and IC manufacturing processes, but also provide information to our customers so that they can identify and address the underlying process problems. The ability to locate the source of defects and resolve the underlying process issues enables our customers to improve control over their manufacturing processes. This allows them to increase their yield of high-performance parts and deliver their products to market ahead of their competitors—thus maximizing their profit.

Products

KLA-Tencor operates in one reportable segment for the design, manufacture and marketing of process control and yield management solutions for the semiconductor and related nanoelectronics industries. We design, market, manufacture and sell our equipment—consisting of patterned and unpatterned wafer inspection, defect review and classification; reticle defect inspection; packaging and interconnect inspection; critical dimension metrology; pattern overlay metrology; film thickness, surface topography and composition measurement; measurement of in-chamber process conditions, wafer shape and stress metrology; computational lithography tools; and overall yield and fab-wide data management and analysis. We also currently offer products that serve the LED, data storage, solar and other industries.

In September 2008, KLA-Tencor completed its acquisition of the Microelectronic Inspection Equipment business unit (“MIE business unit”) of Vistec Semiconductor Systems. Based in Weilburg, Germany, the MIE business unit provides advanced semiconductor mask and wafer inspection and metrology systems. The MIE business unit complements our product portfolio and provides an opportunity for growth into new segments of the mask and wafer markets. The MIE mask metrology tools include registration metrology (pattern placement) tools and scanning electron microscopy (“SEM”)-based tools for mask critical dimension measurements. Other MIE technologies include macro defect-inspection systems, optical review tools and overlay-measurement systems for micro-electromechanical systems (“MEMS”) applications.

KLA-Tencor’s offerings can be broadly categorized into the following groups: Chip Manufacturing, Wafer Manufacturing, Reticle Manufacturing, Data Storage Media/Head Manufacturing, Solar Manufacturing, High Brightness LED Manufacturing, Compound Semiconductor Manufacturing, MEMS Manufacturing and General Purpose/Lab Applications. For our customers manufacturing larger design-rule devices, we provide refurbished KLA-Tencor Certified tools along with service and support.

Chip Manufacturing

KLA-Tencor’s comprehensive portfolio of defect inspection, review, metrology, in-situ process monitoring and lithography modeling tools help chip manufacturers manage yield throughout the entire fabrication process—from research and development to final volume production. These products and solutions are designed to help fabs accelerate their development and production ramp cycles, to achieve higher and more stable semiconductor die yields, and to improve overall profitability.

Front-End Defect Inspection

KLA-Tencor’s front-end defect inspection tools cover a broad range of yield applications within the IC manufacturing environment, including incoming wafer qualification, reticle qualification, research and development, and tool, process and line monitoring. Patterned and unpatterned wafer inspectors find particles, pattern defects and electrical issues on the front surface, back surface and edge of the wafer, allowing engineers to detect and monitor critical yield excursions. Fabs rely on our high sensitivity reticle inspection systems to identify defects in reticles at an early stage, to prevent reticle defects from printing on production wafers. The defect data generated by our inspectors is compiled and reduced to relevant root-cause and yield-analysis information with our suite of data management tools. By implementing our front-end defect inspection and analysis systems, chipmakers are able to take quick corrective action, resulting in faster yield improvement and better time to market.

In fiscal year 2009, we launched five front-end defect inspection products that help accelerate yield for 45nm and 32nm design node devices. The 2820TM Series systems are high-productivity brightfield patterned wafer inspectors, utilizing full-spectrum deep ultraviolet (“DUV”)/ultraviolet (“UV”)/visible illumination, unique optical modes, and an improved data rate to capture a broad range of defect types in the lithography cell and other process modules throughout the fab. The XPTM upgrade option provides a cost-effective means to extend the performance of the 2810TM Series and 2820 Series brightfield inspectors by integrating design-aware inspection capability and recipe acceleration features. The eS35TM electron-beam inspection system is our tenth-generation e-beam inspector, enabling the identification of yield, reliability and performance issues by providing the capture and classification of buried electrical and small physical defects. The Surfscan® SP2XP unpatterned wafer surface inspection system delivers high throughput for process tool monitoring throughout the fab and a high sensitivity operating mode to accelerate development of next-generation devices. Improvements in the Klarity® Defect automated defect analysis module and data management system enable the analysis of edge inspection defect data, the rapid analysis of large sets of defect data, and faster identification of defect excursions by comparing the spatial distribution of defect clusters with known patterns of defectivity.

The products that we launched during fiscal year 2009 further strengthened our broad range of offerings that support the front-end defect inspection market. For patterned wafer inspection, for example, we offer our 2367TM, 2810 Series and 2820 Series systems (for broadband brightfield optical defect inspection); our PumaTM 9100 Series systems (for laser-based darkfield optical defect inspection); and our eS32TM and eS35 systems (for e-beam defect inspection). In the field of unpatterned wafer and surface inspection, our primary offering is our Surfscan SP Series (a series of wafer defect inspection systems for process tool qualification and monitoring using blanket films and bare wafers), to which our SURFmonitorTM module may be added to enable capture of low-contrast defects. For reticle inspection, we offer our TeraFabTM products, which are photomask inspection systems that allow IC fabs to qualify incoming reticles and inspect production reticles for contaminants. In addition, we offer a number of other products for the front-end defect inspection market, as reflected in the product table at the conclusion of this “Products” section.

Back-End Defect Inspection

KLA-Tencor, through its ICOS division, offers a series of standalone inspection systems for various applications in the field of semiconductor packaging (i.e., at the back-end of the semiconductor manufacturing process). Our Component Inspector (“CI”) products inspect various semiconductor components that are handled in a tray, such as microprocessors or memory chips. Component inspection capability includes 3D coplanarity inspection, measurement of the evenness of the contacts, and 2D surface inspection. Our Wafer Inspector (“WI”) products inspect either undiced wafers, or diced wafers mounted on film frame carriers. They inspect the surface quality of the wafers, the quality of the wafer cutting, or wafer bumps.

Defect Review

KLA-Tencor’s defect review systems capture high resolution images of the defects detected by inspection tools. These images enable defect classification, helping chipmakers to identify and resolve yield issues. Our complete line of defect review and classification tools spans optical and electron-beam technologies, from bench-top research systems to production-worthy tools having full factory automation.

KLA-Tencor’s suite of defect inspectors, defect review and classification tools and data management systems form a comprehensive solution for finding, identifying and tracking yield-critical defects and process issues.

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

In May 2009, we collaborated with Tokyo Electron Limited to jointly introduce AcuShape TM, a new modeling and library-generation package to meet optical critical dimension metrology requirements for the 32nm node and below. This new software package enables metrology engineers in IC fabs to measure the dimensions of 3D logic and memory structures, such as FinFETs, bulb RCATs, and structures created by advanced patterning techniques such as spacer pitch splitting and double-patterning lithography.

In-Situ Process Monitoring

KLA-Tencor’s SensArray® SensorWafersTM series provides a unique way, not available from conventional equipment monitors, to capture the effect of the process environment on production wafers. Measurements, such as temperature and radio frequency (“RF”) voltage, are used by both chipmakers and process equipment manufacturers to visualize, diagnose and control their processes and process tools.

During fiscal year 2009, we launched two new in-situ process monitoring tools. The PlasmaVoltTM X2, for measurement of plasma chamber conditions, offers an increased number of embedded sensors and improved spatial resolution and is highly sensitive to changes in various parameters such as RF power, gas flows, magnetic fields and chamber design. The EtchTempTM SensorWafer captures the effect of the process environment on production wafers and offers unique new capabilities to robustly characterize the high-power, high-frequency etch recipes proliferating at 65nm nodes and below.

Lithography Modeling

Researchers at advanced IC manufacturers, stepper companies, track companies and material providers use virtual lithography software to explore critical-feature designs, manufacturability and process-limited yield of proposed lithographic technologies without the time and expense of printing hundreds of test wafers using experimental materials and prototype process equipment. Our PROLITHTM product line provides uniquely rigorous tools to enable researchers to model the local interactions of light with the mask, patterning materials and processes, to predict the outcome of the pattern on the wafer. During fiscal year 2009, we launched both PROLITH 11 and PROLITH 12, which enable modeling of double-patterning lithography, a method for constructing the small features of advanced devices by dividing the pattern into two interleaved patterns, and Extreme Ultra-Violet (“EUV”) lithography systems, respectively.

Wafer Manufacturing

KLA-Tencor’s wafer manufacturing tools include inspection, metrology and data management systems. Specialized inspection tools assess surface quality and detect, count and bin defects during the wafer manufacturing process and as a critical part of outgoing inspection. Wafer geometry tools ensure the wafer is extremely flat and uniform in thickness, with precisely controlled surface topography. Specifications for wafer defectivity, geometry and surface quality are tightening as the dimensions of transistors become so small that the properties of the substrate can substantially affect transistor performance.

Key products in the wafer manufacturing field include our Surfscan SP series systems, which offer defect and surface quality inspection for polished wafers, epi wafers and engineered substrates, as well as

SURFmonitor, an optional module for Surfscan SP2 and Surfscan SP2XP systems that performs both surface and defect inspection (by monitoring process drift and capturing low-contrast defects) as well as wafer geometry and nanotopography metrology (by indicating sub-Angstrom surface topography variation on bare substrates). Other products that we offer for the wafer manufacturing market are highlighted in the product table at the conclusion of this “Products” section.

Reticle Manufacturing

Error-free reticles, or masks, are the first step in achieving high semiconductor device yields, since reticle defects can be replicated on production wafers. KLA-Tencor offers high sensitivity reticle inspection and metrology systems for mask shops, helping them manufacture reticles that are free of any relevant defects and meet mask metrology requirements. The reticle inspection systems use optical imaging and multiple inspection modes to find numerous types of reticle defects prior to printing on the wafer. The metrology systems enable quality reticle manufacturing by providing outstanding precision for reticle pattern placement and accurate measurement of reticles’ critical dimensions.

In September 2008, we launched the die-to-database version of Wafer Plane Inspection (“WPI”), our latest mask inspection technology that allows leading-edge logic and foundry mask makers to concurrently detect defects on the mask and assess whether the defects are likely to print on the wafer. This was followed in April 2009 with the launch of the TeraScanTMXR, a reticle inspection system that utilizes high-resolution reticle-, aerial- and wafer-plane inspection capability to provide mask manufacturers better sensitivity, lower cost-per-inspection and faster mask dispositioning.

These new reticle manufacturing products extend the performance of our existing reticle inspection portfolio, which includes our photomask defect inspection systems TeraScan (for mask shop production of advanced-node reticles) and TeraStarTM (for larger design-rule devices). Other products that we offer for the reticle manufacturing market are highlighted in the product table at the conclusion of this “Products” section.

Data Storage Media/Head Manufacturing

Growth in data storage is being driven by a wave of innovative consumer electronics with small form factors and immense storage capacities. Our process control and yield management solutions are designed to enable customers to rapidly understand and resolve complex manufacturing problems, which can help improve time to market and increased product yields. In the front-end and back-end of thin-film head wafer manufacturing, we offer the same process control equipment with which we serve the semiconductor industry. In addition, we offer an extensive range of test equipment and surface profilers with particular strength in photolithography and magnetics control. In substrate and media manufacturing, we offer metrology and defect inspection solutions with KLA-Tencor’s optical surface analyzers and magneto-optical mappers.

Solar Manufacturing

Photovoltaic or “solar” cells are used to produce electrical power from light. The continuing growth of the solar industry is closely related to the production cost of solar cells, as economic viability increases with lowering prices. To address our customers’ needs in this important industry, KLA-Tencor offers both surface profilers and solar wafer and cell inspection modules which are integrated in different stages of the solar wafer and cell production lines to increase yield and lower production costs.

In July 2008, we launched the P-6TM system which provides stylus profiling and analysis of surface topography, for issues such as roughness, film stress and curvature, in an economical benchtop design for samples up to 150mm. This was followed in March 2009 with the launch of the ICOS® PVI-6TM inspection module—designed for high speed, automated, optical in-line inspection of both the front surface and back surface of monocrystalline and polycrystalline solar wafers and cells, as well as the fast and reliable optical classification of solar cells at the final stage of the production flow.

High Brightness LED Manufacturing

High brightness LED (“HB-LED”) usage is increasing for new applications as manufacturing costs decrease and their performance improves. Applications such as mobile phone liquid crystal display (“LCD”) screens and camera phone keypads and flashlights of HB-LEDs have been the drivers for market growth in the last couple of years, as well as car headlights, LCD TV backlights and traffic signals. HB-LEDs typically are used for high-end applications, making quality control imperative. Our ICOS wafer inspector offers outgoing automated visual inspection of HB-LED wafers for quality of the wafer surface. CandelaTM® Optical Surface Analyzer technology is being used by industry leaders in the LED manufacturing industry to monitor production lines, identify mission critical defects of interest, and create process-specific recipes to detect and classify killer defects while ignoring nuisance defects.

Compound Semiconductor Manufacturing

With tighter design limits and the escalating need to increase yield and reduce costs, automated defect inspection in compound semiconductor manufacturing is becoming increasingly more critical. KLA-Tencor’s Candela inspection tool combines the elemental principles of scatterometry, ellipsometry, reflectometry and topographical analysis to detect and classify defects in substrates, epi-layers and process films. Candela technology is being used by industry leaders in LED, single-crystalline thin film, silicon carbide and semiconductor industries to monitor production lines, identify mission critical defects of interest, and create process-specific recipes to detect and classify killer defects while ignoring nuisance defects.

MEMS Manufacturing

The increasing demand for MEMS technology is coming from diverse industries such as automotive, space and consumer electronics. MEMS has the potential to revolutionize nearly every product category by bringing together silicon-based microelectronics with micromachining technology, making possible the realization of complete systems-on-a-chip. KLA-Tencor offers the tools and techniques, first developed for the integrated circuit industry, for this emerging market.

General Purpose/Lab Applications

A range of industries, including general scientific and materials research, optoelectronics and data storage, require measurements of surface topography to either control their processes or research new material characteristics. Typical measurement parameters that our tools address include flatness, roughness, curvature, peak-to-valley, asperity, waviness, texture, volume, sphericity, slope, density, stress, bearing ratio and distance (mainly in the micron to nanometer range).

K-T CertifiedTM

K-T Certified is our asset management program that delivers fully refurbished and tested tools to our customers with guaranteed performance. In addition to high-quality pre-owned 300mm and <200mm tools for the integrated circuit, reticle, substrate, MEMS and data storage markets, K-T Certified also offers system software and hardware performance upgrades to extend the capabilities of existing equipment. When a customer needs to move to the next manufacturing node, K-T Certified can help maximize existing assets through its repurchase, trade-in and redeployment services.

K-T ServicesTM

We enable our customers in all business sectors to optimize their operational excellence through a flexible portfolio of services. Whether a manufacturing site is producing integrated circuits, wafers or reticles, we deliver yield management expertise spanning advanced technology nodes and collaborate with customers to determine the best products and services to meet technology requirements and optimize cost of ownership. Our comprehensive services include: proactive management of tools to identify and improve performance; expertise in optics, image processing and motion control with worldwide service engineers, 24/7 technical support teams, and knowledge management systems; and an extensive parts network to ensure worldwide availability of parts.

MARKETS	APPLICATIONS	PRODUCTS
Chip Manufacturing
Front-End Defect Inspection	Patterned Wafer	2367, 2810 Series, 2820 Series Puma product family eS32, eS35
	Macro and Edge	VisEdge® LDS
	Unpatterned Wafer/Surface	Surfscan SP Series SURFmonitor
	Reticle	TeraFab
	Data Management	Klarity product family
Back-End Defect Inspection	Component Inspection	ICOS CI product family
	Wafer Inspection	ICOS WI product family
Defect Review	e-beam	eDR-5200TM Series
	Optical	INM, INS & IRIS product families
Metrology	Overlay	Archer®
	Optical CD	AcuShape SpectraCDTM
	Film Thickness/Index	AlerisTM SpectraFxTM SURFmonitor
	Wafer Geometry and Topography	WaferSightTM SURFmonitor
	Ion Implant	ThermaProbe®
	Surface Profiling	HRPTM product family P-Series
	Resistivity	RS product family
	Reticle Pattern Placement	LWM9045 LMS IPRO4
	Data Management	K-T Analyzer®
In-Situ Process Monitoring	Lithography	SensArray product family
	Plasma Etch	SensArray product family
	Implant and Wet	SensArray PlasmaSuite
Lithography Modeling		PROLITH and related product families

APPLICATIONS	PRODUCTS
Wafer Manufacturing
Surface and Defect Inspection	Surfscan SP Series SURFmonitor VisEdge
Wafer Geometry and Nanotopography Metrology	WaferSight SURFmonitor
Data Management	FabVisionTM
Reticle Manufacturing
Defect Inspection	TeraScan TeraStar Wafer Plane Inspection
Pattern Placement Metrology	LMS IPRO4
CD Metrology	LWM9045
Data Storage Media/Head Manufacturing
Wafer and Slider Test	Aleris HRP®-250 PROLITH product family RS product family SpectraCD 200
Media Test	Candela product families
Defect Review	INM product family
Solar Manufacturing
Surface Metrology	P-Series
Optical Inspection	PVI-6
High Brightness LED Manufacturing
Wafer Inspection	ICOS WI product family
Compound Semiconductor Manufacturing
Defect Inspection	Candela product families
MEMS Manufacturing
Stylus Profiling	P-Series
Sealing Inspection	IRIS
Defect Review	INM & IRIS product families
General Purpose, Labs
Stylus Profiling	P-Series Alpha-Step® IQ
Process Chamber Conditions	SensArray product family

Customers

To support our growing global customer base, we maintain a significant presence throughout the United States, Europe, Asia-Pacific and Japan, staffed with local sales and applications engineers, customer and field service engineers and yield management consultants. We count among our largest customers the leading semiconductor manufacturers from each of these regions. For the fiscal year ended June 30, 2009, two customers, Intel Corporation and Samsung Electronics Co., Ltd., accounted for more than 10% of our total revenues. In each of the fiscal years ended June 30, 2008 and 2007, no customer accounted for more than 10% of our total revenues.

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

As of June 30, 2009, we employed approximately 2,050 sales and related personnel, service engineers and applications engineers. In addition to sales and service offices in the United States, we conduct sales, marketing and services out of wholly-owned subsidiaries or branches in other countries, including Belgium, China, France, Germany, Hong Kong, India, Israel, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan, Thailand and the United Kingdom. International revenues accounted for approximately 76%, 79% and 76% of our total revenues in the fiscal years ended June 30, 2009, 2008 and 2007, respectively. Additional information regarding our revenues from foreign operations for our last three fiscal years can be found in Note 17, “Segment Reporting and Geographic Information” to the Consolidated Financial Statements.

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

International sales and operations may be adversely affected by the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations. In addition, international sales may be adversely affected by the economic conditions in each country. The revenues from our international business may also be affected by fluctuations in currency exchange rates. Although we attempt to manage some of the currency risk inherent in non-dollar product sales through hedging activities, there can be no assurance that such efforts will be adequate. These factors could have a material adverse effect on our future business and financial results.

Backlog

Our backlog for system shipments and associated warranty totaled $332 million and $715 million as of June 30, 2009 and 2008, respectively, and includes sales orders where written customer requests have been received and the delivery is anticipated within the next 12 months. We make backlog adjustments for backlog obtained from acquired companies, cancellations, customer delivery date changes and currency adjustments. Orders for service contracts and unreleased products are excluded from backlog. All orders are subject to cancellation or delay by the customer, often with limited or no penalties.

Because customers can potentially change delivery schedules or delay or cancel orders, and because some orders are received and shipped within the same quarter, our backlog at any particular date is not necessarily indicative of business volumes or actual sales for any succeeding periods. Our backlog is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. The concept of backlog is not defined in the accounting literature, making comparisons between periods and with other companies difficult and potentially misleading.

Research and Development

The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation. These technical innovations are inherently complex and require long development cycles and appropriate professional staffing. We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our human and financial resources to research and development programs and seek to maintain close relationships with customers to remain responsive to their needs. As part of our customer relationships, we may enter into certain strategic development and engineering programs whereby our customers offset certain of our research and development costs. As of June 30, 2009, we employed approximately 1,150 research and development personnel.

Our key research and development activities during fiscal year 2009 involved development of process control and yield management equipment for sub-65nm processing. For information regarding our research and development expenses during the last three fiscal years, including costs offset by our strategic development and engineering programs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

Manufacturing, Raw Materials and Supplies

We perform system design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities take place in San Jose and Milpitas, California, with additional significant operations in Israel, Singapore, Belgium, Germany and China. As of June 30, 2009, we employed approximately 700 manufacturing personnel.

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

Acquisitions and Alliances

We continuously evaluate strategic acquisitions and alliances to expand our technologies, product offerings and distribution capabilities. Acquisitions involve numerous risks, including management issues and costs in connection with integration of the operations, technologies and products of the acquired companies, and the potential loss of key employees of the acquired companies. The inability to manage these risks effectively could negatively impact our operating results and financial condition. Additional information regarding our business combination during the fiscal year ended June 30, 2009 can be found in Note 5, “Business Combinations” to the Consolidated Financial Statements.

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

Employees

As of June 30, 2009, we employed approximately 4,900 people. None of our employees are represented by a labor union; however, our employees in France (pursuant to French industrial relations law) and in the German operations of our acquired MIE business unit are represented by employee work councils. We have not experienced work stoppages and believe that our employee relations are good.

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

The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. The cyclical nature of the industry in which we operate is largely a function of our customers’ capital spending patterns and need for expanded manufacturing capacity, which in turn are affected by factors such as capacity utilization, consumer demand for products, inventory levels and our customers’ access to capital. This cyclicality affects our ability to accurately predict future revenue, and in some cases, future expense levels. In the current environment, our ability to accurately predict our future operating results is particularly limited. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in, or cancellation or delay of, orders (which are generally subject to cancellation or delay by the customer with limited or no penalty) but also a weakening of their financial condition that could impair their ability to pay for our products or our ability to recognize revenue from certain customers. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During periods of declining revenues, as was experienced during fiscal year 2009, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, or if our attempts to respond (such as the global workforce reductions and cost-reduction efforts that we announced in November 2008 and March 2009) fail to accomplish our intended results, then our business could be seriously harmed. Furthermore, any workforce reductions and cost-reduction actions that we adopt in response to down cycles may result in additional restructuring charges, disruptions in our operations and loss of key personnel. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

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

We are exposed to risks associated with the current weakened condition of the financial markets and the global economy.

The recent severe tightening of the credit markets, turmoil in the financial markets and weakening of the global economy have contributed to slowdowns in the industries in which we operate, which slowdowns are likely to worsen if these economic conditions are prolonged or deteriorate further.

The markets for semiconductors, and therefore our business, are ultimately driven by the global demand for electronic devices by consumers and businesses. Economic uncertainty frequently leads to reduced consumer and business spending, which, in the recent economic slowdown, has caused our customers to decrease, cancel or delay their equipment and service orders from us. In addition, the recent tightening of credit markets and concerns regarding the availability of credit have made it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Reduced demand, combined with delays in our customers’ ability to obtain financing (or the unavailability of such financing), has adversely affected our product and service sales and revenues and therefore has harmed our business and operating results, and our operating results and financial condition may be further adversely impacted if the current economic conditions persist.

In addition, a further decline in the condition of the global financial markets could adversely impact the market values or liquidity of our investments. Our investment portfolio includes corporate and government securities, auction rate securities, money market funds and other types of debt and equity investments. Although we believe our portfolio continues to be comprised of sound investments due to the quality and (where applicable) credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of our investments and their liquidity. If the market value of such investments were to decline, or if we were to have to sell some of our investments under illiquid market conditions, we may be required to recognize an impairment charge on such investments or a loss on such sales, either of which could have an adverse effect on our financial condition and operating results.

If we are unable to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

Our future performance depends, in part, upon our ability to continue to compete successfully worldwide.

Our industry includes large manufacturers with substantial resources to support customers worldwide. Some of our competitors are diversified companies with greater financial resources and more extensive research, engineering, manufacturing, marketing, and customer service and support capabilities than we possess. We face competition from companies whose strategy is to provide a broad array of products and services, some of which compete with the products and services that we offer. These competitors may bundle their products in a manner that may discourage customers from purchasing our products, including pricing such competitive tools significantly below our product offerings. In addition, we face competition from smaller emerging semiconductor equipment companies whose strategy is to provide a portion of the products and services that we offer, using innovative technology to sell products into specialized markets. Loss of competitive position could negatively affect our prices, customer orders, revenues, gross margins and market share, any of which would negatively affect our operating results and financial condition.

We have recorded significant restructuring, inventory write-off and asset impairment charges in the past and may do so again in the future, which could have a material negative impact on our business.

During the fiscal year ended June 30, 2009, we recorded material restructuring charges of $38.7 million related to our global workforce reduction, large excess inventory write-offs of $85.6 million, and material impairment charges of $446.7 million related to our goodwill and purchased intangible assets. If the current challenging economic conditions persist, we may implement additional cost-reduction actions, which would require us to take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write off additional inventory if our product build plans or usage of service inventory experience further declines, and such additional write-offs could constitute material charges.

As noted above, we recorded a material charge during the fiscal year ended June 30, 2009 related to the impairment of our goodwill and purchased intangible assets. Goodwill represents the excess of costs over the net fair value of net assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Purchased intangible assets with estimable useful lives are amortized over their respective estimated useful lives using the straight-line method, and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The valuation of goodwill and intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. A substantial decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the amount of such impairment charge, could result in a change to the estimation of fair value that could result in an additional impairment charge.

Any such additional material charges, whether related to restructuring or goodwill or purchased intangible asset impairment, may have a material negative impact on our operating results and related financial statements.

We are exposed to risks associated with a highly concentrated customer base.

Our customer base, particularly in the semiconductor industry, historically has been, and is becoming increasingly, highly concentrated. In this environment, orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. Furthermore, because our products are configured to customer specifications, any changes, delays or cancellations of orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. Also, certain customers have undergone significant ownership changes, experienced management changes or have outsourced manufacturing activities, any of which may result in additional complexities in managing customer relationships and transactions. In the current challenging economic environment, we are exposed to additional risks related to the continued financial viability of certain of our customers. For instance, during the fiscal year ended June 30, 2009, we increased our allowance for doubtful accounts by $23.2 million from $12.3 million at June 30, 2008 for potential losses relating to a heightened risk of non-payment of accounts receivable by customers facing financial difficulty. To the extent our customers experience liquidity issues, we may be required to incur additional bad debt expense with respect to receivables owed to us by those customers. In addition, customers with liquidity issues may be forced to discontinue operations or may be acquired by one of our customers, and in either case such event would have the effect of further consolidating our customer base. These factors could have a material adverse effect on our business, financial condition and operating results.

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

Success in the semiconductor equipment industry depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions. For example, the size of semiconductor devices continues to shrink and the industry is currently transitioning to the use of new materials and innovative fab processes. While we expect these trends will increase our customers’ reliance on diagnostic products such as ours, we cannot be sure that these trends will directly improve our business. These and other evolving customer needs require us to respond with continued development programs and to cut back or discontinue older programs, which may no longer have industry-wide support. Technical innovations are inherently complex and require long development cycles and appropriate staffing of highly qualified employees. Our competitive advantage and future business success depend on our ability to accurately predict evolving industry standards, to develop and introduce new products that successfully address changing customer needs, to win market acceptance of these new products and to manufacture these new products in a timely and cost-effective manner.

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

As part of the cost-cutting actions that we have recently announced, we are currently in the process of consolidating several of our operating facilities. During fiscal year 2009 and in previous years, our operations in California have been distributed among several locations, including Milpitas, San Jose, Fremont and Santa Clara. However, upon completion of our current consolidation efforts, our California operations will be primarily centralized in our Milpitas facility. The consolidation of our California operations into a single campus could further concentrate the risks related to any of the disruptive events described in the preceding paragraph, such as acts of war or terrorism, earthquakes, fires or other natural disasters, if any such event were to impact our Milpitas facility.

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

Our success is dependent in part on our technology and other proprietary rights. If we are unable to maintain our lead or protect our proprietary technology, we may lose valuable assets.

Our success is dependent in part on our technology and other proprietary rights. We own various United States and international patents and have additional pending patent applications relating to some of our products and technologies. The process of seeking patent protection is lengthy and expensive, and we cannot be certain that pending or future applications will actually result in issued patents or that issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. Other companies and individuals, including our larger competitors, may develop technologies and obtain patents relating to our business that are similar or superior to our technology or may design around the patents we own, adversely affecting our business. In addition, we at times engage in collaborative technology development efforts with our customers and suppliers, and these collaborations may constitute a key component of certain of our ongoing technology and product research and development projects. The termination of any such collaboration, or delays caused by disputes or other unanticipated challenges that may arise in connection with any such collaboration, could significantly impair our research and development efforts, which could have a material adverse impact on our business and operations.

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

Federal securities laws, rules and regulations, as well as NASDAQ rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their chief executive officers, chief financial officers and directors for securities law violations. These laws, rules and regulations have increased, and in the future are expected to continue to increase, the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations.

We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war. If international political instability continues or increases, our business and results of operations could be harmed.

The threat of terrorism targeted at the regions of the world in which we do business increases the uncertainty in our markets. Any act of terrorism which affects the economy or the semiconductor industry could adversely affect our business. Increased international political instability in various parts of the world, disruption in air transportation and further enhanced security measures as a result of terrorist attacks, may hinder our ability to do business and may increase our costs of operations. Such continuing instability could cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. This same instability could have the same effects on our suppliers and their ability to timely deliver their products. If international political instability continues or increases, our business and results of operations could be harmed. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

We self insure certain risks including earthquake risk. If one or more of the uninsured events occurs, we could suffer major financial loss.

We purchase insurance to help mitigate the economic impact of certain insurable risks; however, certain other risks are uninsurable or are insurable only at significant cost or cannot be mitigated with insurance. An earthquake could significantly disrupt our manufacturing operations, most of which are conducted in California, an area highly susceptible to earthquakes. It could also significantly delay our research and engineering efforts on new products, most of which are also conducted in California. We take steps to minimize the damage that would be caused by an earthquake, but there is no certainty that our efforts will prove successful in the event of an earthquake. We self insure earthquake risks because we believe this is a prudent financial decision based on our large cash reserves and the high cost and limited coverage available in the earthquake insurance market. Certain other risks are also self-insured either based on a similar cost-benefit analysis, or based on the unavailability of insurance. If one or more of the uninsured events occurs, we could suffer major financial loss.

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

For example, the adoption of SFAS No. 123(R), Share-Based Payment, which required us to measure all employee stock-based compensation awards using a fair value method beginning in fiscal year 2006 and record such expense in our consolidated financial statements, has had a material impact on our consolidated financial statements, as reported under accounting principles generally accepted in the United States of America.

A change in our effective tax rate can have a significant adverse impact on our business.

A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions; changes in available tax credits; changes in share-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform, such as the recent proposal by President Obama’s Administration, if enacted); changes in generally accepted accounting principles; and the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. A change in our effective tax rate can adversely impact our results from operations.

We are exposed to various risks related to the legal and regulatory environments in which we perform our operations and conduct our business.

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

We are also exposed to additional risks related to our receipt of external funding for certain strategic development programs from various governments and government agencies, both domestically and internationally. Under the terms of these government grants, the applicable granting agency typically has the right to audit the costs that we incur, directly and indirectly, in connection with such programs. Any such audit could result in modifications to, or even termination of, the applicable government funding program. For example, if an audit were to identify any costs as being improperly allocated to the applicable program, those costs would not be reimbursed, and any such costs that had already been reimbursed would have to be refunded. We do not know the outcome of any future audits. Any adverse finding resulting from any such audit could lead to penalties (financial or otherwise), termination of funding programs, suspension of payments, fines and suspension or prohibition from receiving future government funding from the applicable government or government agency, any of which could adversely impact our operating results, financial condition and our ability to operate our business.

We are exposed to foreign currency exchange rate fluctuations; although we hedge certain currency risks, we may still be adversely affected by changes in foreign currency exchange rates or declining economic conditions in these countries.

We have some exposure to fluctuations in foreign currency exchange rates, primarily the Euro and the Japanese Yen. We have international subsidiaries that operate and sell our products globally. We routinely hedge our exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations, but these hedges may be inadequate to protect us from currency exchange rate fluctuations. To the extent that these hedges are inadequate, or if there are significant currency exchange rate fluctuations in currencies for which we do not have hedges in place, our reported financial results or the way we conduct our business could be adversely affected. Furthermore, if a financial counter-party to our hedges experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.

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

As of June 30, 2009, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value and liquidity of both our debt and equity securities.

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

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates; impairment of our investments could harm our earnings. In addition, we and our stockholders are exposed to risks related to the volatility of the market for our common stock.

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

In August 2008, UBS AG entered into a settlement in principle with the SEC and various state regulatory agencies to restore liquidity to all clients holding auction rate securities. Per the settlement, UBS has agreed to offer certain clients the option to redeem all of their auction rate securities at par, no loss, from UBS between June 30, 2010 and June 30, 2012, and we formally accepted this offer and entered into a repurchase agreement with UBS on November 11, 2008. However, UBS has expressly disclaimed any assurance that it will have enough financial resources necessary to perform its obligations under the agreement. If we elect to retain our auction rate securities in reliance upon that offer, with the intent of participating in the offer, but UBS is unable to satisfy its obligations under the offer at the applicable time, we may be required to sell the auction rate securities at that time at a significant loss or hold the auction rate securities until they may be sold, which could have an adverse impact upon our operating results and financial condition.

In addition, the market price for our common stock is volatile and has fluctuated significantly during recent years. The trading price of our common stock could continue to be highly volatile and fluctuate widely in response to various factors, including without limitation conditions in the semiconductor industry and other industries in which we operate, fluctuations in the global economy or capital markets, our operating results or other performance metrics, or adverse consequences experienced by us as a result of any of the risks described elsewhere in this Item 1A. Volatility in the market price of our common stock could cause an investor in our common stock to experience a loss on the value of their investment in us and could also adversely impact our ability to raise capital through the sale of our common stock or to use our common stock as consideration to acquire other companies.

We are exposed to risks related to our indemnification of third parties and the performance of our products.

From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers and lessors, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. We may be compelled to enter into or accrue for probable settlements of alleged indemnification obligations or subject to potential liability arising from our customers’ involvements in legal disputes. In addition, notwithstanding the provisions related to limitations on our liability that we seek to include in our business agreements, the counter-parties to such agreements may dispute our interpretation or application of such provisions, and a court of law may not interpret or apply such provisions in our favor, any of which could result in an obligation for us to pay material damages to third parties and engage in costly legal proceedings. It is difficult to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in any particular claim. Our business, financial condition and results of operations in a reported fiscal period could be materially adversely affected if we expend significant amounts in defending or settling any purported claims, regardless of their merit or outcomes.

We are also exposed to potential costs associated with unexpected product performance issues. Our products and production processes are extremely complex and thus could contain unexpected product defects, especially when products are first introduced. Unexpected product performance issues could result in significant costs being incurred by us, including increased service or warranty costs, providing product replacements for (or modifications to) defective products, litigation related to defective products, product recalls, or product write-offs or disposal costs. These costs could be substantial and could have an adverse impact upon our business, financial condition and operating results. In addition, our reputation with our customers could be damaged as a result of such product defects, which could reduce demand for our products and negatively impact our business.

We rely upon certain critical information systems for our daily business operation. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations.

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

We may experience difficulties with our recently implemented CRM system that could disrupt our ability to timely and accurately process and report key components of the results of our consolidated operations, our financial position and cash flows. System failure or malfunctioning could disrupt our ability to timely and accurately process and report key components of our results of operations, financial position and cash flows. Any disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation of such systems or as a result of the integration of our acquired businesses into such systems) could also adversely affect our ability to complete important business processes such as the evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unforeseen problems with regard to our CRM system, ERP system or other systems, our business could be adversely affected.

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

In connection with our historical stock option practices and resulting restatements, a number of derivative actions were filed against certain of our current and former directors and officers purporting to assert claims on the Company’s behalf. In addition, a number of securities class action complaints were filed against us and certain of our current and former directors and officers seeking damages related to our historical stock option practices and the resulting investigation, inquiries and restatements. There may be additional lawsuits or other legal proceedings of this nature filed in the future (such as claims by former officers and employees in connection with their stock options, employment terminations and other matters). We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, there could be a material adverse effect on our business, financial condition and results of operations.

Our insurance coverage will not cover our total liabilities and expenses in these lawsuits, in part because we have a significant deductible on certain aspects of the coverage. In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and the related litigation and government actions. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, the insurers may seek to deny or limit coverage in some or all of these matters, in which case we may have to self-fund all or a substantial portion of our indemnification obligations.

We are subject to the risks of additional government actions in the event we were to breach the terms of any settlement arrangement into which we have entered.

In connection with the settlement of certain government actions and other legal proceedings related to our historical stock option practices, we have explicitly agreed as a condition to such settlements that we will comply with certain laws, such as the books and records provisions of the federal securities laws. If we were to violate any such law, we might not only be subject to the significant penalties applicable to such violation, but our past settlements may also be impacted by such violation, which could give rise to additional government actions or other legal proceedings. Any such additional actions or proceedings may require us to expend significant management time and incur significant accounting, legal and other expenses, and may divert attention and resources from the operation of our business. These expenditures and diversions, as well as an adverse resolution of any such action or proceeding, could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our principal properties as of June 30, 2009 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Tucson, AZ(3)	Office and plant	Engineering and Manufacturing	60,000	Owned

Fremont, CA(1)	Office and plant	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	108,182	Leased

Milpitas, CA	Office, plant and warehouse	Principal Executive Offices, Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	727,302	Owned

San Jose, CA	Office and plant	Research, Engineering and Manufacturing	133,196	Leased

San Jose, CA(3)	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	434,653	Owned

Santa Clara, CA	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing and Service	54,789	Leased

Westwood, MA(1)	Office and plant	Research, Engineering, Marketing, Manufacturing and Service	116,908	Leased

Leuven, Belgium(1)	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing and Service and Sales Administration	99,315	Owned

Shanghai, China	Office, plant and warehouse	Sales, Service, Engineering and Warehouse	50,354	Leased

Shenzhen, China	Office and plant	Sales, Service and Manufacturing	33,571	Leased

Weilburg, Germany	Office and plant	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	159,732	Leased

Chennai, India(3)	Office	Engineering	79,668	Owned

Migdal Ha’Emek and Herzliya, Israel	Office and plant	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	67,788	Owned

Yokohama, Japan	Office and warehouse	Sales, Service and Warehouse	39,764	Leased

Serangoon, Singapore(2)	Office and plant	Manufacturing	185,809	Owned

Hsinchu, Taiwan(1)	Office	Sales and Service	95,601	Leased

(1)	Portions of certain properties are sublet, are vacant and marketed to sublease, or leased to third parties.
(2)	The land on which the Serangoon, Singapore building resides is leased.
(3)	All or portions of certain properties are being made available for sale.

As of June 30, 2009, we owned or leased a total of approximately 2.7 million square feet of space worldwide, including the locations listed above and office space for smaller sales and service offices in several locations throughout the world. Our operating leases expire at various times through June 30, 2016 with renewal options at the fair market value for additional periods up to five years. Additional information regarding these leases is incorporated herein by reference from Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements. We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs, even after giving effect to the sale of certain properties as noted above.

ITEM 3.	LEGAL PROCEEDINGS

Government Inquiries and SEC Settlement Relating to Historical Stock Option Practices

On May 23, 2006, we received a subpoena from the United States Attorney’s Office (“USAO”) requesting information relating to our past stock option grants and related accounting matters. Also on May 23, 2006, we received a letter from the SEC making an informal inquiry and request for information on the same subject matters. We learned on February 2, 2007 that the SEC had opened a formal investigation into these matters. We cooperated fully with the SEC investigation. On July 25, 2007, we announced that we had reached a settlement with the SEC by consenting to the entry of a permanent injunction against future violations of the reporting, books and records, and internal controls provisions of the federal securities laws. The settlement resolves completely the SEC investigation into our historical stock option granting practices. We were not charged by the SEC with fraud, nor were we required to pay any civil penalty, fine or money damages as part of the settlement. On July 31, 2008, the USAO informed us that it had closed its investigation and had determined not to take any action against us. Both the SEC and USAO investigations with respect to us are now closed.

We have also responded to inquiries from the U.S. Department of Labor (“DOL”), which conducted an examination of our 401(k) Savings Plan prompted by our stock option issues. We cooperated fully with this examination, and the DOL has advised us that it has closed its examination with no further action, subject to confirmation of resolution of any potential claims on behalf of our 401(k) Savings Plan in connection with its investments in our stock. We believe there is no basis for any such claims; however, an independent fiduciary appointed to act in the best interests of our 401(k) Savings Plan has elected to participate in the previously announced settlement of the shareholder class action of all potential non-ERISA claims (described below), which will involve no additional cost to the Company, and we have agreed to enter into a separate settlement with the independent fiduciary of any and all potential ERISA claims, in which we denied all liability and paid our 401(k) Savings Plan a total of $25,000. As a result, the DOL examination has been concluded without any material adverse consequence to us. In addition, the Internal Revenue Service conducted an audit covering calendar year 2006 related to our historical stock option practices, which was concluded in July 2008 with a payment by us of $0.1 million. There can be no assurance that other inquiries, investigations or actions will not be started by other United States federal or state regulatory agencies or by foreign governmental agencies.

Shareholder Derivative Litigation Relating to Historical Stock Option Practices

Beginning on May 22, 2006, several persons and entities identifying themselves as shareholders of KLA-Tencor filed derivative actions purporting to assert claims on behalf of and in the name of the Company against several of our current and former directors and officers relating to our accounting for stock options issued from 1994 to the present. The complaints in these actions allege that the individual defendants breached their fiduciary duties and other obligations to us and violated state and federal securities laws in connection with our historical stock option granting process, our accounting for past stock options, and historical sales of stock by the individual defendants. Three substantially similar actions are pending, one in the U.S. District Court for the Northern District of California (the “Federal Derivative Action,” which consists of three separate lawsuits consolidated into one action); one in the California Superior Court for Santa Clara County; and one in the Delaware Chancery Court.

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

The derivative actions are at an early procedural stage. The defendants are not yet required to respond to the complaints in the actions. Our Board of Directors appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to conduct an independent investigation of the claims asserted in the derivative actions and to determine our position with respect to those claims. On March 25, 2008, the SLC filed a motion to terminate the Federal Derivative Action and to approve certain settlements with Gary E. Dickerson, Kenneth Levy, Kenneth Schroeder and Jon D. Tompkins related to the claims brought against them in connection with the derivative actions. The Court denied the motion to terminate and to approve the settlements on December 12, 2008. The SLC filed an appeal and petition for writ of mandate challenging that decision to the United States Court of Appeals for the Ninth Circuit, which dismissed the appeal on May 8, 2009 and denied the petition for writ of mandate on July 10, 2009. As a result, the derivative actions remain ongoing. The defendants have not yet responded to the complaint in the Federal Derivative Action and will not be required to do so until after the plaintiff has had an opportunity to amend the complaint. The parties are currently participating in a mediation of the derivative claims in the Federal Derivative Action. No defendant is yet required to answer the complaints in the state court derivative actions in the California Superior Court for Santa Clara County and the Delaware Chancery Court. Response dates in the California Superior Court action have been stayed until responses are due in the Federal Derivative Action. It is not known whether the California Superior Court action will remain stayed after that time. On March 17, 2009, the Delaware Chancery Court issued an order staying the Delaware action so that the litigation of the issues can be confined to the prior Federal Derivative Action. Plaintiff sought leave to appeal the stay decision, which was denied by the Chancery Court on April 14, 2009. Plaintiff subsequently filed a notice of appeal with the Delaware Supreme Court seeking to overturn the Chancery Court’s denial of the application to appeal, which the Delaware Supreme Court denied on April 27, 2009.

We cannot predict whether these derivative actions are likely to result in any material recovery by or expense to us.

Shareholder Class Action Litigation Relating to Historical Stock Option Practices

KLA-Tencor and various of our current and former directors and officers were named as defendants in putative securities class action filed on June 29, 2006 in the U.S. District Court for the Northern District of California. Two similar actions were filed later in the same court, and all three cases were consolidated into a single action. On September 26, 2008, Judge Charles Breyer of the Northern District granted final approval of a settlement resolving all class claims and dismissing with prejudice all claims brought by the consolidated action. The class action had alleged material misrepresentations in our SEC filings and public statements and brought claims under Section 10(b) and Rule 10b-5 thereunder, Section 14(a), Section 20(a), and Section 20A of the Securities Exchange Act of 1934 as a result of the Company’s past stock option grants and related accounting and reporting. The settlement resolved all claims against all defendants, who were KLA-Tencor, Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Gary E. Dickerson, Richard J. Elkus, Jr., Jeffrey L. Hall, Stephen P. Kaufman, John H. Kispert, Kenneth Levy, Michael E. Marks, Stuart J. Nichols, Kenneth L. Schroeder, Jon D. Tompkins, Lida Urbanek and Richard P. Wallace.

We made a payment of $65.0 million to the settlement class as a term of the court-approved settlement during the three months ended September 30, 2008, which provides a full release of KLA-Tencor and the other named defendants in connection with the allegations raised in the lawsuit. We had reached an agreement in principle to resolve the action prior to December 31, 2007, and therefore an amount of $65.0 million was accrued by a charge to selling, general and administrative expenses during the three months ended December 31, 2007.

Another plaintiff, Chris Crimi, filed a putative class action complaint in the Superior Court of the State of California for the County of Santa Clara on September 4, 2007 against us and certain of our current and former directors and officers. The plaintiff sought to represent a class consisting of persons who held KLA-Tencor common stock between September 20, 2002 and September 27, 2006, originally alleging causes of action for breach of fiduciary duty and rescission based on alleged misstatements and omissions in our SEC filings concerning our past stock option grants, and seeking unspecified damages based upon purported dilution of our stock, injunctive relief, and rescission. The plaintiff named us, Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Richard J. Elkus, Jr., Stephen P. Kaufman, Kenneth Levy, Michael E. Marks, Dean O. Morton, Kenneth L. Schroeder, Jon D. Tompkins, and Richard P. Wallace as defendants in the action. We filed a demurrer to the complaint, which was sustained, and then removed the case to the U.S. District Court for the Northern District of California upon plaintiff’s filing an amended complaint. We then filed a motion to dismiss the action in the Northern District of California, which was granted in part, with the remaining claims being remanded back to the California Superior Court on September 12, 2008. We filed a demurrer to plaintiff’s Second Amended Complaint and plaintiff responded by agreeing to dismiss the action with prejudice, bringing an end to this action.

As part of a derivative lawsuit filed in the Delaware Chancery Court on July 21, 2006, a plaintiff claiming to be a KLA-Tencor shareholder also asserted a separate putative class action claim against us and certain of our current and former directors and officers alleging that shareholders incurred damage due to purported dilution of KLA-Tencor common stock resulting from historical stock option granting practices. On March 17, 2009, the Delaware Chancery Court dismissed the putative class action claim and stayed the derivative claims in the action. Plaintiff sought leave to appeal this decision, which the Chancery Court denied on April 14, 2009. Plaintiff subsequently filed a notice of appeal with the Delaware Supreme Court seeking to overturn the Chancery Court’s denial of the application to appeal, which the Delaware Supreme Court denied on April 27, 2009.

A final judgment has not been entered in the Delaware Chancery Court action, and we cannot predict the final outcome or estimate the likelihood or potential dollar amount of any adverse result. However, an unfavorable outcome in this litigation could have a material adverse impact upon the financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

Litigation with Former CEO Kenneth Schroeder

On April 17, 2009, Kenneth Schroeder, our former Chief Executive Officer, served us with a lawsuit filed in the California Superior Court for Santa Clara County asserting various contract and tort claims in connection with our termination of Mr. Schroeder and the cancellation of certain of his stock options and restricted stock units in October 2006. We filed a motion to compel arbitration of Mr. Schroeder’s claims on June 15, 2009. The

California Superior Court issued an order compelling the arbitration of his claims and staying the state court action on July 27, 2009. We have not yet responded to Mr. Schroeder’s claims. We deny having any liability and intend to vigorously defend ourselves against all claims asserted by Mr. Schroeder.

At this early stage of the litigation, we cannot predict the final outcome or estimate the likelihood or potential dollar amount of any adverse result. However, an unfavorable outcome in this litigation could have a material adverse impact upon the financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

Indemnification Obligations

Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and the related litigation and ongoing government inquiry. These obligations arise under the terms of our certificate of incorporation, our bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that we are required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. We are currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of our current and former directors, officers and employees. We are also paying defense costs to two former officers and employees facing SEC civil actions to which we are not a party. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, we believe the fair value of this liability, to the extent estimable, is appropriately considered within the reserve we have established for currently pending legal proceedings.

Other Legal Matters

We are named from time to time as a party to lawsuits in the normal course of our business. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. We believe the amounts provided in our financial statements are adequate in light of the probable and estimated liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in our financial statements or will not have a material adverse effect on our results of operations, financial condition or cash flows.

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

	Year ended June 30, 2009		Year ended June 30, 2008
	High	Low	High	Low
First Fiscal Quarter	$41.54	$30.92	$62.46	$55.10
Second Fiscal Quarter	$31.00	$15.19	$57.54	$47.19
Third Fiscal Quarter	$24.11	$15.54	$46.54	$35.61
Fourth Fiscal Quarter	$29.45	$20.34	$46.27	$38.91

We paid dividends to holders of our common stock during each of the quarters in the fiscal years ended June 30, 2009 and 2008. The total amount of dividends paid during the fiscal years ended June 30, 2009 and 2008 was $102.1 million and $108.5 million, respectively. During the first quarter of the fiscal year ending June 30, 2010, our Board of Directors authorized a quarterly cash dividend of $0.15 per share, which was declared on August 6, 2009 and will be paid on September 1, 2009 to our stockholders of record on August 17, 2009.

As of July 23, 2009, there were 671 holders of record of our common stock.

Stock Performance Graph and Cumulative Total Return

The following graph compares the cumulative 5-year total return attained by shareholders on our common stock relative to the cumulative total returns of the S&P 500 Index (as required by SEC regulations) and the Philadelphia Semiconductor Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2004 to June 30, 2009.

	6/04	6/05	6/06	6/07	6/08	6/09
KLA-Tencor Corporation	100.00	88.72	85.25	113.82	85.38	54.46
S&P 500	100.00	106.32	115.50	139.28	121.01	89.29
Philadelphia Semiconductor	100.00	95.22	90.35	106.98	89.90	69.91

*	Assumes $100 invested on June 30, 2004 in stock or index-including reinvestment of dividends.

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

(In thousands, except per share data)

Year ended June 30,	2009	2008	2007	2006	2005
Consolidated Statements of Operations:
Revenues	$1,520,216	$2,521,716	$2,731,229	$2,070,627	$2,081,878
Income (loss) from operations	$(577,941)	$499,376	$589,868	$309,791	$545,120
Net income (loss)	$(523,368)	$359,083	$528,098	$380,452	$445,049
Cash dividend paid per share	$0.60	$0.60	$0.48	$0.48	$0.12
Net income (loss) per share:
Basic	$(3.07)	$1.99	$2.68	$1.92	$2.27
Diluted	$(3.07)	$1.95	$2.61	$1.86	$2.21

As of June 30,	2009	2008	2007	2006	2005
Consolidated Balance Sheets:
Cash, cash equivalents and marketable securities	$1,329,884	$1,579,383	$1,710,629	$2,325,796	$2,195,186
Working capital	$1,834,634	$2,085,432	$2,247,209	$2,594,512	$2,265,202
Total assets	$3,609,538	$4,848,390	$4,623,249	$4,575,911	$4,040,603
Long-term debt(1)	$745,204	$744,661	$—	$—	$—
Stockholders’ equity	$2,184,392	$2,981,730	$3,550,042	$3,567,991	$3,096,670

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

Effective in the fiscal year ended June 30, 2006, we implemented SFAS No. 123(R), Share-Based Payment. It requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. (See “Special Note Regarding Forward-Looking Statements.”)

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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. We derive revenue from three sources—sales of systems, spare parts and services. We typically recognize revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. Under certain circumstances, however, we recognize revenue prior to written acceptance from the customer, as follows:

•	When system sales to independent distributors have no installation requirement, contain no acceptance agreement, and 100% payment is due upon shipment, revenue is recognized upon shipment.

•

When the installation of the system is deemed perfunctory, revenue is recognized upon shipment. The portion of revenue associated with installation is deferred based on estimated fair value, and that revenue is recognized upon completion of the installation.

•

When the customer fab has already accepted the same tool, with the same specifications, and it can be objectively demonstrated that the tool meets all of the required acceptance criteria upon shipment, revenue is recognized upon shipment. The portion of revenue associated with installation is deferred based on estimated fair value, and that revenue is recognized upon completion of the installation.

•

When the customer withholds signature on our acceptance document due to issues unrelated to product performance, revenue is recognized when the system is performing as intended and meets all published and contractually agreed specifications.

•	When the system is damaged during transit and title has passed to the customer, revenue is recognized upon receipt of cash payment from the customer.

Total revenue recognized without a written acceptance from the customer was approximately 14%, 16% and 14% of total revenues for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. The decrease in revenue recognized without a written acceptance for the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 is primarily driven by lower shipments of tools that have already met the required acceptance criteria at those customer fabs. The increase in revenue recognized without a written acceptance for the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 is primarily driven by increase in sales of systems with perfunctory installation, primarily with respect to sales of products of companies that we have acquired during the past two fiscal years. Shipping charges billed to customers are included in system revenue, and the related shipping costs are included in costs of revenues.

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

Service and maintenance contract revenue is recognized ratably over the term of the maintenance contract. Services performed in absence of a contract, such as consulting and training revenue, are recognized when the related services are performed, and collectability is reasonably assured.

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

Warranty. We provide standard warranty coverage on our systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, we calculate the average service hours and parts expense per system and apply the actual labor and overhead rates to determine the estimated warranty charge. We update these estimated charges on a quarterly basis. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty reserves accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. See Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements for a detailed description.

Allowance for Doubtful Accounts. A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon our assessment of the expected collectibility of all accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. We take into consideration (1) any circumstances of which we are aware of a customer’s inability to meet its financial obligations; and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, such that the financial conditions of our customers are adversely affected and they are unable to meet their financial obligations to us, we may need to take additional allowances, which would result in a reduction of our net income.

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

Contingencies and Litigation. We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and charge operations for the estimated costs expected to be incurred over the next twelve months of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. See Item 3, “Legal Proceedings” and Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements for a detailed description.

Goodwill and Intangible Assets. As required by SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. Purchased technology, patents, trademarks and other intangible assets are presented at cost, net of accumulated amortization. Intangible assets are amortized on a straight line basis which approximates their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 6, “Goodwill and Purchased Intangible Assets” to the Consolidated Financial Statements for a detailed description. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We conducted our annual evaluation of goodwill by reporting unit during the quarter ended December 31, 2008, and concluded that the carrying value of our Metrology reporting unit exceeded its estimated fair value. Our impairment evaluation of goodwill was based on comparing the fair value of our reporting units to their carrying value. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. Unanticipated changes in revenue, gross margin, long-term growth factor or discount rate could result in a material impact on the estimated fair values of our reporting units. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of the fiscal year ended June 30, 2009.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

We adopted FIN 48 on July 1, 2007. See Note 12, “Income Taxes” to the Consolidated Financial Statements for a detailed description.

Valuation of Marketable Securities. Our investments in available-for-sale securities are reported at fair value. Unrealized gains related to increases in the fair value of investments and unrealized losses related to decreases in the fair value are included in accumulated other comprehensive income (loss), net of tax, as reported on our Consolidated Statements of Stockholders’ Equity. However, changes in the fair value of investments impact our net income only when such investments are sold or impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis. We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration of the investment, the extent to which the fair value of an investment is less than its cost, the credit rating and any changes in credit rating for the investment, and our ability and intent to hold the investment until the earlier of market price recovery or maturity. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

Fair Value Measurements. We adopted SFAS No. 157, Fair Value Measurements, as of the beginning of fiscal year 2009. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, which allows companies to elect a one-year delay in applying SFAS No. 157 to certain fair value measurements, primarily related to nonfinancial instruments. We elected the delayed adoption date for the portions of SFAS No. 157 impacted by FSP SFAS No. 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition. See Note 2, “Fair Value Measurements” to the Consolidated Financial Statements.

Concurrently with our adoption of SFAS No. 157, we adopted SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. See Note 2, “Fair Value Measurements” to the Consolidated Financial Statements.

Effects of Recent Accounting Pronouncements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for our interim reporting period ending on September 30, 2009. This SFAS is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This SFAS is effective for our interim reporting period ending on September 30, 2010. We are currently evaluating the impact of the implementation of SFAS No. 167 on our consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for our annual reporting for the fiscal year ended on June 30, 2009.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), Business Combinations. The FSP will carry forward the requirements in SFAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The FSP will have the same effective date as SFAS No. 141(R), and will therefore be effective for our business combinations for which the acquisition date is on or after July 1, 2009. We are currently evaluating the impact of the implementation of FSP SFAS No. 141(R)-1 on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for our annual reporting for the fiscal year ended on June 30, 2009. The implementation of FSP SFAS No. 157-4 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for our interim reporting period ending on September 30, 2009.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for our annual reporting for the fiscal year ended on June 30, 2009. The implementation of FSP SFAS No. 115-2 and SFAS No. 124-2 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS No. 132(R)-1 amends SFAS No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosure requirement under this FSP is effective for our fiscal year beginning July 1, 2009.

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which we adopted as of July 1, 2008, in situations where the market for a particular financial asset is not active. We have considered the guidance provided by FSP SFAS No. 157-3 in its determination of estimated fair values, and the impact was not material.

On August 27, 2008, the SEC announced that they will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, we could be required in fiscal year 2014 to prepare financial statements in accordance with IFRS. The SEC is expected to make a determination in

2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

In April 2008, the FASB adopted FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for intangible assets acquired on or after July 1, 2009. We are currently evaluating the impact of the implementation of FSP SFAS No. 142-3 on our consolidated financial position, results of operations and cash flows.

In February 2008, the FASB adopted FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, delaying the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of the implementation of the deferred portion of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This SFAS amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This SFAS establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for our fiscal year beginning July 1, 2009. This SFAS is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

EXECUTIVE SUMMARY

KLA-Tencor Corporation is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Within our primary area of focus, our comprehensive portfolio of products, services, software and expertise helps integrated circuit (“IC” or “chip”) manufacturers manage yield throughout the entire wafer fabrication process – from research and development to final volume production. In addition to the semiconductor industry, our technologies serve a number of other industries, including light emitting diode (“LED”), data storage, solar process development and control, and general materials research.

Our products and services are used by virtually every major wafer, IC and photomask manufacturer in the world. Our revenues are driven largely by capital spending by our customers who operate in one or more of several key semiconductor markets, including the memory, foundry and logic markets. Our customers purchase our products either in response to the need to drive advances in process technologies or to ramp up production to satisfy demand from industries such as communication, data processing, consumer electronics, automotive and aerospace. We believe that, over the long-term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications, as well as reduced cost, which in turn will drive increased adoption of process control to reduce defectivity.

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

The demand for our products is generally affected by the profitability of our customers, which is driven by capacity and market supply for their products. While semiconductor content in communication, data processing, consumer electronics, automotive and aerospace products continues to increase, the global economic weakness has adversely impacted our customers that operate in those industries. During the recent economic downturn, the demand for our products has been adversely affected by lower profitability of our customers, especially in the memory market, as well as the weak macroeconomic and credit environment and its overall impact on capital spending.

Our results for the fiscal year ended June 30, 2009 reflect the impact of the global economic downturn and the resulting contraction in near-term demand for semiconductor and nanoelectronic manufacturing equipment. Several of our customers have reduced their expenditures for production equipment in response to declining sales of their end products and resulting reductions in the utilization of existing manufacturing capacity. Although some customers continue to invest in equipment that is critical to technology development, capacity-related purchases have dropped to historically low levels. This decline was also a result of difficulty experienced by some customers in obtaining financing for their capital expenditure plans. We expect demand for semiconductor capital equipment to continue to remain weak until macroeconomic conditions improve. We cannot predict the severity or duration of the global economic downturn, or the resulting impact on our customer base or on our customers’ manufacturing strategies. However, as long as such conditions persist, we expect that our product order levels and revenues will remain depressed.

We have taken significant steps to reduce our production levels and operating cost structure in alignment with expected near-term order and revenue levels. We have lowered our production volumes in response to anticipated near-term business levels in an effort to size our operations to expected demand levels. However, our reduced scale of operations has led to increased inventory-related charges (as our manufacturing inventory requirements decline) and reduced manufacturing capacity utilization, which has adversely impacted our results of operations. Declines in factory utilization by our customers have also resulted in lower service revenue levels and additional inventory-related charges (due to the related decline in customer usage of our systems). During the fiscal year ended June 30, 2009, we announced global workforce reductions and other cost-reduction efforts aimed at lowering our operating expenses in response to the demand environment, and we continue to evaluate further cost-reduction activities as well as the need to further adjust production levels in the event that business conditions deteriorate further. These activities, if implemented, will result in additional near-term charges. However, we believe that our cost-reduction efforts, combined with our strategy and our ability to innovate and execute, will enable us to strengthen our relative competitive position in the current difficult business environment, and will put us in position to take advantage of long-term growth opportunities when favorable business conditions emerge.

We continuously evaluate strategic acquisitions and alliances to expand our technologies, product offerings and distribution capabilities. During the fiscal year ended June 30, 2008, we completed the acquisition of ICOS Vision Systems Corporation NV. During the fiscal year ended June 30, 2009, we completed the acquisition of the Microelectronic Inspection Equipment business unit (“MIE business unit”) of Vistec Semiconductor Systems. The acquired MIE business unit is a provider of mask registration measurement tools, SEM-based tools for mask critical dimension measurement and macro defect inspection systems. The results of operations of the MIE business unit are included in the following table from the date of the acquisition on September 30, 2008.

The following table sets forth some of our key quarterly unaudited financial information:

(In thousands, except per share data)	First quarter ended September 30, 2008	Second quarter ended December 31, 2008	Third quarter ended March 31, 2009	Fourth quarter ended June 30, 2009
Total revenues	$532,513	$396,589	$309,612	$281,502
Total costs and operating expenses	$497,575	$902,220	$381,893	$316,469
Income (loss) from operations	$34,938	$(505,631)	$(72,281)	$(34,967)
Net income (loss)	$19,289	$(434,254)	$(82,827)	$(25,576)
Net income (loss) per share:
Basic(1)	$0.11	$(2.57)	$(0.49)	$(0.15)
Diluted(1)	$0.11	$(2.57)	$(0.49)	$(0.15)

(In thousands, except per share data)	First quarter ended September 30, 2007	Second quarter ended December 31, 2007	Third quarter ended March 31, 2008	Fourth quarter ended June 30, 2008
Total revenues	$693,020	$635,783	$602,219	$590,694
Total costs and operating expenses	$515,742	$542,296	$477,019	$487,283
Income from operations	$177,278	$93,487	$125,200	$103,411
Net income	$88,158	$83,935	$110,980	$76,010
Net income per share:
Basic(1)	$0.47	$0.46	$0.62	$0.43
Diluted(1)	$0.46	$0.45	$0.61	$0.43

(1)	Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Revenues and Gross Margin

	Year ended June 30,
(Dollar amounts in thousands)	2009	2008	2007	FY09 vs. FY08		FY08 vs. FY07
Revenues:
Product	$1,062,126	$2,030,224	$2,308,942	$(968,098)	-47%	$(278,718)	-12%
Service	458,090	491,492	422,287	(33,402)	-7%	69,205	16%

Total revenues	$1,520,216	$2,521,716	$2,731,229	$(1,001,500)		$(209,513)

Costs of revenues	$864,824	$1,134,856	$1,189,601	$(270,032)	-24%	$(54,745)	-5%
Stock-based compensation expense included in costs of revenues	$19,932	$22,041	$29,183	$(2,109)	-10%	$(7,142)	-24%
Gross margin percentage	43%	55%	56%	-12%		-1%

Product revenues

Product revenues decreased in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 as a result of a reduction in capital spending by our customers due to the recent weakness in the semiconductor industry and a deteriorating macroeconomic environment, which have resulted in customers delaying their purchases and installations of our products. The decline in revenues reflects the slowdown in worldwide demand for semiconductor equipment, as semiconductor manufacturers reduce capital spending and conserve cash in response to their business environment, even as their need for more precise diagnostics capabilities increases with technological advances. The weak macroeconomic and credit environments have adversely impacted the profitability of our customers, their access to capital and their capital spending and are likely to result in product revenues in the near term that are lower than our revenue levels in comparable periods during prior fiscal years.

Product revenues decreased in the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 as many of our customers, primarily in the memory markets, scaled back on their capacity investments as the market for their products weakened. In addition, as the macroeconomic environment deteriorated towards the end of the fiscal year ended June 30, 2008, semiconductor companies reduced their capital spending, which resulted in lower revenues for our products compared to those for the fiscal year ended June 30, 2007.

For the fiscal year ended June 30, 2009, two customers, Intel Corporation and Samsung Electronics Co., Ltd., accounted for more than 10% of total revenues. For each of the fiscal years ended June 30, 2008 and 2007, no customer accounted for more than 10% of total revenues. For the fiscal year ended June 30, 2009, two customers, Taiwan Semiconductor Manufacturing Company Limited and Intel Corporation, accounted for more than 10% of net accounts receivable. For each of the fiscal years ended June 30, 2008 and 2007, no customer accounted for more than 10% of net accounts receivable.

Service revenues

Service revenues are generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. The amount of service revenues generated is generally a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems. Service revenues decreased in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 as customers idled their under-utilized production equipment in response to the recent weakness in the semiconductor industry and the deteriorating macroeconomic environment. Service revenues increased in the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 as our installed base of equipment at our customers’ sites continued to grow.

Revenues by region

Revenues by region for the periods indicated were as follows (in thousands):

	Year ended June 30,
	2009		2008		2007
United States	$372,887	24%	$518,851	21%	$647,813	24%
Europe & Israel	162,665	11%	305,350	12%	271,814	10%
Japan	437,081	29%	617,214	24%	600,861	22%
Taiwan	181,411	12%	570,904	23%	559,083	20%
Korea	187,624	12%	225,119	9%	288,756	11%
Asia Pacific	178,548	12%	284,278	11%	362,902	13%

Total	$1,520,216	100%	$2,521,716	100%	$2,731,229	100%

A significant portion of our revenues continue to be generated in Asia, where a substantial portion of the world’s semiconductor manufacturing capacity is located, and we expect that will continue to be the case.

Gross margin

Our gross margin fluctuates with revenue levels and product and revenue mix, and is affected by variations in costs related to manufacturing and servicing our products. Our gross margin during the fiscal year ended June 30, 2009 was lower compared to the fiscal year ended June 30, 2008 due to lower product and service revenues, higher intangible assets amortization expense as a result of our acquisitions of ICOS and the MIE business unit, decreased manufacturing capacity utilization, and excess inventory write-downs, which were partially offset by lower employee-related expenses as a result of a number of cost reduction activities that we have undertaken. The following are costs that were recorded in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008:

•	$290.9 million for employee-related expenses, compared to $375.2 million in the fiscal year ended June 30, 2008,

•	$85.6 million charge for excess inventory write-downs, compared to $42.2 million in the fiscal year ended June 30, 2008, and

•	$48.2 million for amortization of intangibles, compared to $30.3 million in the fiscal year ended June 30, 2008.

The decrease in gross margin during the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 was primarily due to $21.4 million of inventory write-downs related to disposal of service inventory as well as discontinued products in the fiscal year ended June 30, 2008. The following are costs that were recorded in the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007:

•	$375.2 million for employee-related expenses, compared to $396.9 million in the fiscal year ended June 30, 2007, and

•	$30.3 million for amortization of intangibles, compared to $33.9 million in the fiscal year ended June 30, 2007.

Engineering, Research and Development (“R&D”)

	Year ended June 30,
(Dollar amounts in thousands)	2009	2008	2007	FY09 vs. FY08		FY08 vs. FY07
R&D expenses	$371,463	$409,973	$427,515	$(38,510)	-9%	$(17,542)	-4%
Stock-based compensation expense included in R&D expenses	$33,127	$32,623	$42,431	$504	2%	$(9,808)	-23%
R&D expenses as a percentage of total revenues	24%	16%	16%	8%		0%

R&D expenses during the fiscal year ended June 30, 2009 decreased compared to the fiscal year ended June 30, 2008. The decrease is primarily attributable to reduced employee-related expenses as a result of a number of cost reduction activities that we have undertaken, as well as reduced engineering material costs due to a reduced number of projects during the fiscal year ended June 30, 2009. These decreases were partially offset by additional R&D spending as a result of our acquisitions of ICOS and the MIE business unit. The following are expenses that were recorded in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008:

•	$220.8 million for employee-related expenses, compared to $226.5 million during the fiscal year ended June 30, 2008,

•	$97.9 million for engineering material costs, compared to $112.7 million in the fiscal year ended June 30, 2008,

•	$31.6 million for outside services such as consulting and legal, compared to $36.8 million during the fiscal year ended June 30, 2008,

•	$31.1 million for depreciation of fixed assets, amortization of intangibles and expensed in-process R&D (“IPR&D”), compared to $47.4 million during the fiscal year ended June 30, 2008, and

•	$21.7 million of benefit to R&D expense from external funding, compared to $20.4 million in the fiscal year ended June 30, 2008.

The decrease in R&D expenses during the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 is primarily attributable to lower stock-based compensation expense due to our transition from granting stock options to our employees to granting restricted stock units, which carry with them lower stock-based compensation expense. The following are expenses that were recorded in the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007:

•	$226.5 million for employee-related expenses, compared to $254.5 million during the fiscal year ended June 30, 2007,

•	$112.7 million for engineering material costs, compared to $104.7 million in the fiscal year ended June 30, 2007,

•	$36.8 million for outside services such as consulting and legal, compared to $33.2 million during the fiscal year ended June 30, 2007, and

•	$20.4 million of benefit to R&D expense from external funding, compared to $12.7 million in the fiscal year ended June 30, 2007.

During the fiscal years ended June 30, 2009, 2008 and 2007, we expensed IPR&D of $8.6 million, $22.7 million and $16.6 million, respectively, upon the completion of the acquisitions during the applicable fiscal year in connection with acquired intellectual property for which, as of the acquisition date, technological feasibility had not been established and no future alternative uses existed. The fair value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows from projects to their net present value. Future cash flows were estimated, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. We determined a discount rate for each project based on the relative risks inherent in the project’s development horizon, the estimated costs of development, and the level of technological change in the project and the industry, among other factors. IPR&D was expensed upon acquisition because technological feasibility had not been achieved and no future alternative uses existed. The development of these technologies remains a risk due to the remaining efforts to achieve technological feasibility, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements.

During the fiscal year ended June 30, 2007, we determined that we would not pursue future development of certain patents initially licensed to us during fiscal year 2006 for approximately $14.0 million. Since we did not have any alternative use for these patents and we believe the fair value to be $0, the carrying value of $10.7 million was written off. The write-off was recorded as $10.0 million to R&D expense and $0.7 million to costs of revenues in the fiscal year ended June 30, 2007.

R&D expenses include the benefit of $21.7 million, $20.4 million and $12.7 million of external funding received during the fiscal years ended June 30, 2009, 2008 and 2007, respectively, for certain strategic development programs primarily from government grants. We expect our R&D expenses to increase with increases in our business activity levels as we accelerate our investments in critical programs focusing on new technologies and enhancements to existing products.

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

Selling, General and Administrative (“SG&A”)

	Year ended June 30,
(dollar amounts in thousands)	2009	2008	2007	FY09 vs. FY08		FY08 vs. FY07
SG&A expenses	$415,126	$464,890	$513,525	$(49,764)	-11%	$(48,635)	-9%
Stock-based compensation expense included in SG&A expenses	$52,476	$51,806	$37,164	$670	1%	$14,642	39%
SG&A expenses as a percentage of total revenues	27%	18%	19%	9%		-1%

SG&A expenses during the fiscal year ended June 30, 2009 were lower compared to the fiscal year ended June 30, 2008 primarily due to lower expenses related to the shareholder litigation relating to our historical stock option practices and reduced employee-related expenses as a result of a number of cost reduction activities that we have undertaken, which are partially offset by additional SG&A spending and higher intangible assets amortization expense as a result of our acquisitions of ICOS and the MIE business unit, additional bad debt expense and lower gain on sale of real estate assets. The following are expenses that were recorded in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008:

•	$328.0 million for employee-related expenses, compared to $378.2 million during the fiscal year ended June 30, 2008,

•	$23.2 million for bad debt expense, compared to $0.2 million during the fiscal year ended June 30, 2008,

•	$59.2 million for depreciation of fixed assets and amortization of intangibles, compared to $34.3 million during the fiscal year ended June 30, 2008,

•	$13.9 million for expenses related to the shareholder litigation relating to our historical stock option practices, compared to $76.9 million during the fiscal year ended June 30, 2008, and

•	$4.1 million in net gains recorded on the sale of real estate assets, compared to $20.1 million recorded in the fiscal year ended June 30, 2008.

The decrease in SG&A expenses during the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 is primarily attributable to gains recognized on sale of our certain real estate assets, lower severance and benefits related to employee workforce reductions, lower stock-based compensation expense and improvements in our operational efficiency. The following are expenses that were recorded in the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007:

•	$378.2 million for employee-related expenses, compared to $408.4 million during the fiscal year ended June 30, 2007,

•	$76.9 million for expenses related to the shareholder litigation relating to our historical stock option practices, compared to $14.7 million during the fiscal year ended June 30, 2007,

•	$1.9 million for fixed asset impairment charges, compared to $56.8 million during the fiscal year ended June 30, 2007, and

•	$20.1 million in net gains recorded on the sale of real estate assets, compared to no such gain recorded in the fiscal year ended June 30, 2007.

In November 2006, as part of our long-term business plan, we decided to sell certain real estate properties that we owned in San Jose, California and Livermore, California. Based on the valuation of these assets, we recorded an asset impairment charge of approximately $56.8 million, which has been included in selling, general and administrative expenses during the fiscal year ended June 30, 2007. See Note 18, “Sale and Impairment of Real Estate Assets” to the Consolidated Financial Statements for more information.

On October 16, 2006, following the Special Committee investigation of our historical stock option practices, we terminated all aspects of our employment relationship and agreement with Kenneth L. Schroeder, who ceased to be our Chief Executive Officer effective January 1, 2006 and had thereafter been employed as a Senior Advisor. As a result, vesting of Mr. Schroeder’s then outstanding stock options and restricted stock awards immediately ceased, and the 0.9 million unvested option shares and 0.1 million unvested restricted stock award shares held by Mr. Schroeder at the time of termination were canceled. Accordingly, in the second quarter of the fiscal year ended June 30, 2007, we reversed $20.3 million of the non-cash, stock-based compensation charges in accordance with paragraphs 19 and 43 of SFAS No. 123(R), because Mr. Schroeder would no longer be able to fulfill his service obligations. The $20.3 million reversal related to the charges that had been recorded in prior periods related to unvested option shares and restricted stock award shares.

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

Impairment of Goodwill and Purchased Intangible Assets

For the three months ended December 31, 2008, we performed our annual evaluation of goodwill by reporting unit and concluded that the carrying value of our Metrology reporting unit exceeded its estimated fair value. As a result of the global economic downturn, reductions to our revenue and operating forecasts, and a significant reduction in our market capitalization, we determined that the goodwill related to our Metrology reporting unit was fully impaired. As a result, we recorded a goodwill impairment charge of $272.1 million during the three months ended December 31, 2008.

As a result of the aforementioned impairment indicators and in accordance with SFAS No. 144, we also performed an analysis utilizing discounted future cash flows related to the long-lived and intangible assets to determine the fair value of each of our asset groups. Based on the assessment, we recorded an intangible asset impairment charge of $162.8 million related to existing technology, patents, customer relationships and trademarks, as well as an additional $2.0 million related to long-lived assets, during the three months ended December 31, 2008. There have been no significant events or circumstances affecting the valuation of goodwill or purchased intangible assets subsequent to the impairment test performed in the second quarter of the fiscal year ended June 30, 2009.

Restructuring Charges

In March 2009, we announced a plan to further reduce our global workforce by approximately 10%, which followed our announcement in November 2008 of a global workforce reduction of approximately 15%. We are undertaking a number of cost reduction activities, including these workforce reductions, in an effort to lower our quarterly operating expense run rate in response to the current demand environment. The program in the United States is accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits—an amendment of Financial Accounting Standards Board Statements No. 5 and 43, whereas the programs in our international locations are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. We expect to recognize significant cost savings from a number of activities we have recently undertaken, including estimated annual cost savings of approximately $130 million as a result of the November 2008 and March 2009 workforce reductions. During the fiscal year ended June 30, 2009, we recorded a $38.7 million net restructuring charge, of which $15.9 million was recorded to costs of revenues, $8.6 million to engineering, research and development expense and $14.2 million to selling, general and administrative expense. These charges represent the estimated minimum liability associated with expected termination benefits to be provided to employees. In addition, we are currently in the process of evaluating additional restructuring activities which, if implemented, may result in additional restructuring charges.

The following table shows the activity primarily related to severance and benefits expense for the fiscal year ended June 30, 2009:

(In thousands)	Year ended June 30, 2009
Beginning Balance	$1,333
Restructuring costs	40,596
Adjustments	(1,912)
Cash payments	(31,931)

Ending Balance	$8,086

Substantially all of the restructuring charges related to our workforce reductions announced in November 2008 and March 2009 are expected to be paid out during the calendar year ending December 31, 2009.

Interest Income and Other, Net

	Year ended June 30,
(dollar amounts in thousands)	2009	2008	2007
Interest income and other, net	$30,749	$71,625	$90,148
Interest expense	$55,339	$10,767	$2,781
Interest income and other, net as a percentage of total revenues	2%	3%	3%
Interest expense as a percentage of total revenues	4%	0%	0%

Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as gains or losses recorded upon settlement of certain foreign currency contracts. The decrease in interest income and other, net during the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 was primarily due to lower interest income from our investment and cash portfolio as well as lower foreign currency transaction gain. The decrease in interest income and other, net in the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 is primarily due to the lower interest income earned on lower average cash balances during the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007.

The increases in interest expense in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 as well as for the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 were primarily due to additional interest expense as a result of the issuance of $750 million aggregate principal amount of senior notes in the fourth quarter of the fiscal year ended June 30, 2008.

Provision for Income Taxes

Our effective income tax provision was 13.1%, 35.9% and 22.2% in the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Our effective rate for the fiscal year ended June 30, 2009 included the effect of $276.6 million of goodwill impairment charges, which are non-deductible for tax purposes. In addition, we recognized an expense of $38.1 million related to the effect of the New California Budget Legislation signed on February 20, 2009, which will allow for a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. We expect to make the election to use the alternative method to attribute taxable income to California for our fiscal year ending June 30, 2012. The expense included a reduction in non-current deferred tax assets of $9.7 million and a $28.4 million valuation allowance on excess California research and development credits that we believe will not be utilized due to the effect of the lower apportionment rate.

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

Our effective tax rates differ from the statutory rate primarily due to the tax impact of foreign operations, R&D tax credits, state taxes and tax audit settlements. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, non tax-deductible expenses incurred in connection with acquisitions, research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of our tax planning strategies.

Windfall tax benefits arise when a company’s tax deductions for employee stock activity exceeds book compensation for the same activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes.

At June 30, 2009, we had cumulative windfalls in excess of shortfalls of approximately $6.0 million recorded as part of capital in excess of par value. In our fiscal year ending June 30, 2010, we expect cumulative shortfalls will begin to exceed cumulative windfalls since the adoption date of SFAS No. 123, and we will therefore report higher provision for income taxes as a result. Because we can not determine all of the factors that will enter into our income tax expense computation for the fiscal year ending June 30, 2010, we cannot currently estimate this impact on our tax rate for the next fiscal year.

Liquidity and Capital Resources

	As of June 30,
(dollar amounts in thousands)	2009	2008	2007
Cash and cash equivalents	$524,967	$1,128,106	$722,511
Marketable securities	804,917	451,277	988,118

Total cash, cash equivalents and marketable securities	$1,329,884	$1,579,383	$1,710,629

Percentage of total assets	37%	33%	37%

	Year ended June 30,
(In thousands)	2009	2008	2007
Net cash provided by operating activities	$195,684	$662,611	$598,050
Net cash provided by (used in) investing activities	(484,900)	58,063	(386,632)
Net cash used in financing activities	(299,117)	(318,938)	(633,227)
Effect of exchange rate changes on cash and cash equivalents	(14,806)	3,859	15,129

Net increase (decrease) in cash and cash equivalents	$(603,139)	$405,595	$(406,680)

At June 30, 2009, our cash, cash equivalents and marketable securities totaled $1.3 billion, a decrease of $249.5 million from June 30, 2008. We generated $195.7 million in cash from operations during the fiscal year ended June 30, 2009. We used $484.9 million in cash for investing activities and an additional $299.1 million for financing activities during the fiscal year ended June 30, 2009.

We have historically financed our operations through cash generated from operations. Cash provided by operating activities was $195.7 million for the fiscal year ended June 30, 2009. Cash provided by operating activities during the fiscal year ended June 30, 2009 consisted primarily of net loss of $523.4 million, offset by goodwill, purchased intangible asset and long-lived asset impairment charges of $452.6 million, depreciation and amortization of $135.8 million, non-cash stock-based compensation of $105.5 million, a decrease in inventories of $120.2 million due to lower build plan as a result of lower bookings, and a decrease in accounts receivable of $277.3 million as collections exceeded shipments during the fiscal year ended June 30, 2009. These increases in operating cash flow were partially offset by changes in other assets and liabilities of $432.5 million in the fiscal year ended June 30, 2009.

Cash provided by operating activities was $662.6 million for the fiscal year ended June 30, 2008. Cash provided by operating activities during the fiscal year ended June 30, 2008 consisted primarily of net income of $359.1 million, increased by depreciation and amortization of $126.4 million, non-cash stock-based compensation of $106.5 million, a decrease in inventories of $100.2 million due to lower build plan as a result of lower bookings, and a decrease in accounts receivable of $149.3 million as collections exceeded shipments during the fiscal year ended June 30, 2008. These increases in operating cash flow were partially offset by changes in other assets and liabilities of $183.7 million in the fiscal year ended June 30, 2008.

Cash provided by operating activities in the fiscal year ended June 30, 2007 consisted primarily of net income of $528.1 million increased by depreciation and amortization of $109.3 million, non-cash stock-based compensation of $99.6 million and non-cash impairment charges of $67.6 million, partially offset by an increase in accounts receivable of $107.3 million, a decrease in accounts payable of $45.6 million, and changes in other assets and liabilities of $32.8 million.

Investing activities typically consist of purchases and sales or maturities of marketable securities, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new markets or emerging technologies. During the fiscal year ended June 30, 2009, we paid $141.4 million for acquisition of the MIE business unit completed during the fiscal year. Also, sales of certain real estate assets during the fiscal year ended June 30, 2009 generated $21.8 million, which was offset by capital expenditures of $22.2 million.

Financing activities include dividend payments to our common stockholders and sales and repurchases of our common stock. Issuances of common stock (net of applicable tax withholding payment) provided $27.9 million, $155.6 million and $263.2 million in the fiscal years ended June 30, 2009, 2008 and 2007, respectively. We used $226.5 million, $1,111.2 million and $808.5 million in the fiscal years ended June 30, 2009, 2008 and 2007, respectively, to repurchase shares of our common stock.

During the fiscal year ended June 30, 2009, we announced plans to reduce our global workforce by approximately 15% and 10% in November 2008 and March 2009, respectively. We expect to recognize estimated annual cost savings of $130 million as a result of these reductions in workforce. During the fiscal year ended June 30, 2009, we recorded a $38.7 million net restructuring charge, of which $31.9 million was paid out as of June 30, 2009, and the remaining balance is expected to be paid out by the end of calendar year 2009. We anticipate incurring additional severance costs and other related expense in connection with the workforce reductions at least through the remainder of calendar year 2009.

The total amount of dividends paid during the fiscal years ended June 30, 2009, 2008 and 2007 was $102.1 million, $108.5 million and $95.1 million, respectively.

In February 2007, we entered into an accelerated share repurchase (“ASR”) program with a third-party investment bank and prepaid $750.0 million to repurchase our common stock. The purchase price per share of the common stock repurchased through the ASR was determined and adjusted based on a discount to the volume-weighted average price of our common stock during a period following the execution of the ASR agreement, subject to a maximum price per share. During the fiscal year ended June 30, 2007, we repurchased 14.0 million shares of our common stock under the ASR, of which 2.0 million shares were delivered to us in the fourth quarter of the fiscal year ended June 30, 2007.

The shares repurchased under the ASR decreased our basic and diluted weighted-average shares outstanding. This decrease was partially offset by additional shares issued upon the exercise of employee stock options and in connection with stock purchases under our Employee Stock Purchase Plan. In October 2008, we suspended our stock repurchase program.

Contractual Obligations

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2009:

	Fiscal year ending June 30,
(In thousands)	Total	2010	2011	2012	2013	2014	Thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$—	$750,000	—
Interest expense associated with long-term debt obligations	457,125	51,750	51,750	51,750	51,750	51,750	198,375	—
Purchase commitments	74,416	69,742	2,595	984	553	542	—	—
Non-current income tax payable(2)	49,738	—	—	—	—	—	—	49,738
Operating leases	34,230	11,024	6,398	4,473	3,503	2,469	6,363	—
Pension obligations	17,565	1,258	1,549	1,489	1,455	1,765	10,049	—

Total contractual cash obligations	$1,383,074	$133,774	$62,292	$58,696	$57,261	$56,526	$964,787	$49,738

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.
(2)	Represents the non-current income tax payable obligation under FIN 48. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, from time to time we will discount, without recourse, letters of credit (“LCs”) received from customers in payment for goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid during the years ended June 30, 2009, 2008 and 2007:

	Year ended June 30,
(In thousands)	2009	2008	2007
Receivables sold under factoring agreements	$262,998	$290,250	$278,560
Proceeds from sales of LCs	$27,799	$39,379	$61,850
Discounting fees paid on sales of LCs(1)	$145	$232	$804

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

We maintain guarantee arrangements of $29.1 million in various locations to fund customs guarantees for VAT and LC needs of our subsidiaries in Europe and Asia. Approximately $18.9 million was outstanding under these arrangements as of June 30, 2009.

We maintain certain purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. We estimate our purchase commitments as of June 30, 2009 to be approximately $74.4 million, most of which is due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

We provide standard warranty coverage on our systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty reserves accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. Non-standard warranty coverage generally includes services incremental to the standard 40-hour per week coverage for twelve months. See Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements for a detailed description.

Working capital decreased to $1.8 billion as of June 30, 2009, compared to $2.1 billion as of June 30, 2008. This decrease is primarily due to cash payments for the share repurchase program, cash payments of dividends to stockholders and an acquisition in the fiscal year ended June 30, 2009 offset by cash generated from operations. As of June 30, 2009, our principal sources of liquidity consisted of $1.3 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

Our investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are typically issued in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa. In February 2008, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that we held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. Prior to the fiscal year ended June 30, 2009, a total of $4.8 million of the auction rate securities with a net book value of $4.6 million were called at par by the issuer; therefore, no losses were recognized on these securities. During the fiscal year ended June 30, 2009, an additional $2.8 million of the auction rate securities were called at par by the issuer; therefore, no losses were recognized on these securities during the fiscal year ended June 30, 2009. The fair value of our auction rate securities at June 30, 2009 was $38.2 million, which is included in marketable securities under current assets, as our intention is to exercise our right with UBS AG (“UBS”) to sell these auction rate securities at par value at the earliest date possible, which is June 30, 2010.

By letter dated August 8, 2008, we received notification from UBS, in connection with a settlement entered into between UBS and certain regulatory agencies, offering to repurchase all of our auction rate security holdings at par value. We formally accepted the settlement offer and entered into a repurchase agreement (“Agreement”) with UBS on November 11, 2008 (“Acceptance Date”). By accepting the Agreement, we (1) received the right (“Put Option”) to sell our auction rate securities at par value to UBS between June 30, 2010 and June 30, 2012 and (2) gave UBS the right to purchase the auction rate securities from us any time after the Acceptance Date as long as we receive the par value.

We expect to sell the auction rate securities under the Put Option. However, if the Put Option is not exercised before June 30, 2012, it will expire, and UBS will have no further rights or obligation to buy the auction rate securities.

UBS’s obligations under the Put Option are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Put Option. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Put Option.

The Agreement covers $40.7 million par value (fair value of $38.2 million) of the auction rate securities held by us as of June 30, 2009. We are accounting for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159 during the fiscal year ended June 30, 2009. As a result, $2.4 million was recorded as an increase to interest income and other, net for the fair value of the Put Option during the fiscal year ended June 30, 2009. The fair value of the Put Option at June 30, 2009 was $2.4 million.

During the three months ended December 31, 2008, we made an election pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to transfer these auction rate securities from available-for-sale to trading securities. The transfer to trading securities reflects our intent to exercise the Put Option during the period June 30, 2010 to June 30, 2012. Prior to entering into the Agreement, our intent was to hold the auction rate securities until the market recovered. At the time of transfer, the unrealized loss on the auction rate securities was $1.3 million. Prior to the transfer, this unrealized loss had been included in accumulated other comprehensive income (loss). Upon transfer of the auction rate securities to trading securities during the three months ended December 31, 2008, we immediately recognized an unrealized loss of $1.3 million, included in interest income and other, net, for the amount of the unrealized loss not previously recognized in earnings. Subsequently, we recognized an additional decline in fair value of $5.4 million for a total unrealized loss of $6.7 million, included in interest income and other, net, in the Consolidated Statements of Operations for the three months ended December 31, 2008. During the three months ended March 31, 2009, we recognized an increase in the fair value of the auction rate securities of $4.9 million, which is included in interest income and other, net. During the three months ended June 30, 2009, we recognized a decrease in the fair value of the auction rate securities of $0.7 million, which is included in interest income and other, net.

We expect that the future changes in the fair value of the Put Option will continue to be largely offset by the fair value movements in the auction rate securities. We estimated the fair value of the auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. We estimated the fair value of the Put Option using the expected value that we will receive from UBS, which was calculated as the difference between the anticipated recognized losses and par value of the auction rate securities as of the option exercise date. This value was discounted by using UBS’s credit default swap rate to account for the credit considerations of the counterparty risk. We will reassess the fair value in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, market risk and other factors. Based on our expected operating cash flows and other sources of cash, we do not believe that any reduction in liquidity of our auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. We are in compliance with all of our covenants as at June 30, 2009.

Our credit ratings and outlooks as of July 23, 2009 are summarized below.

Rating Agency	Rating	Outlook
Fitch	BBB	Negative
Moody’s	Baa1	Stable
Standard & Poor’s	BBB	Negative

Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy.

Off-Balance Sheet Arrangements

Under our foreign currency risk management strategy, we utilize derivative instruments to protect our interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program, which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 16, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for a detailed description). Our outstanding hedge contracts, with maximum maturity of 13 months, were as follows:

	As of June 30,
(In thousands)	2009	2008
Cash flow hedge contracts
Purchase	$—	$7,413
Sell	(36,938)	(200,676)
Other foreign currency hedge contracts
Purchase	73,914	1,278,395
Sell	(106,080)	(1,402,119)

Net	$(69,104)	$(316,987)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of June 30, 2009. Actual results may differ materially.

As of June 30, 2009, we had an investment portfolio of fixed income securities of $804.9 million, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2009, the fair value of the portfolio would decline by $2.0 million.

See Note 4, “Marketable Securities” to the Consolidated Financial Statements; Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”; and Item 1A, “Risk Factors” elsewhere in this Annual Report on Form 10-K for a description of recent market events that may affect the liquidity of certain municipal auction rate securities that we held at June 30, 2009.

As of June 30, 2009, we had net forward and option contracts to sell $69.1 million in foreign currency in order to hedge certain currency exposures (detail of these contracts and hedging activities is included in Note 16, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements). If we had entered into these contracts on June 30, 2009, the U.S. dollar equivalent would have been $69.7 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $17.5 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.

In April 2008, we issued $750 million aggregate principal amount of 6.90% senior unsecured notes due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. At June 30, 2009, the book value and the fair value of our fixed rate debt were $745.2 million and $702.0 million, respectively. At June 30, 2008, the book value and the fair value of our fixed rate debt were $744.7 million and $728.9 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLA-TENCOR CORPORATION

Consolidated Balance Sheets

	As of June 30,
(In thousands, except per share data)	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$524,967	$1,128,106
Marketable securities	804,917	409,130
Accounts receivable, net	210,143	492,488
Inventories, net	370,206	459,449
Deferred income taxes	261,121	328,588
Other current assets	227,263	218,003

Total current assets	2,398,617	3,035,764

Land, property and equipment, net	291,878	355,474
Marketable securities	—	42,147
Goodwill	329,379	601,882
Purchased intangibles, net	149,080	297,778
Other non-current assets	440,584	515,345

Total assets	$3,609,538	$4,848,390

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$63,485	$104,315
Deferred system profit	95,820	150,797
Unearned revenue	63,237	56,692
Other current liabilities	341,441	638,528

Total current liabilities	563,983	950,332

Non-current liabilities:
Long-term debt	745,204	744,661
Income tax payable	49,738	63,634
Unearned revenue	6,058	31,745
Other non-current liabilities	60,163	76,288

Total liabilities	1,425,146	1,866,660

Commitments and contingencies (Notes 13 and 14)

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 237,714 and 234,570 shares issued, 170,669 and 174,038 shares outstanding, as of June 30, 2009 and June 30, 2008, respectively	171	174
Capital in excess of par value	835,306	729,455
Retained earnings	1,370,132	2,204,417
Accumulated other comprehensive income (loss)	(21,217)	47,684

Total stockholders’ equity	2,184,392	2,981,730

Total liabilities and stockholders’ equity	$3,609,538	$4,848,390

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION

Consolidated Statements of Operations

	Year ended June 30,
(In thousands, except per share data)	2009	2008	2007
Revenues:
Product	$1,062,126	$2,030,224	$2,308,942
Service	458,090	491,492	422,287

Total revenues	1,520,216	2,521,716	2,731,229

Costs and operating expenses:
Costs of revenues	864,824	1,134,856	1,189,601
Engineering, research and development	371,463	409,973	427,515
Selling, general and administrative	415,126	464,890	513,525
Goodwill and purchased intangible assets impairment	446,744	12,621	10,720

Total costs and operating expenses	2,098,157	2,022,340	2,141,361

Income (loss) from operations	(577,941)	499,376	589,868
Interest income and other, net	30,749	71,625	90,148
Interest expense	55,339	10,767	2,781

Income (loss) before income taxes and minority interest	(602,531)	560,234	677,235
Provision for (benefit from) income taxes	(79,163)	201,151	150,509

Income (loss) before minority interest	(523,368)	359,083	526,726
Minority interest	—	—	1,372

Net income (loss)	$(523,368)	$359,083	$528,098

Net income (loss) per share:
Basic	$(3.07)	$1.99	$2.68

Diluted	$(3.07)	$1.95	$2.61

Cash dividend paid per share	$0.60	$0.60	$0.48

Weighted-average number of shares:
Basic	170,253	180,594	197,126

Diluted	170,253	184,259	202,204

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION

Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balances at June 30, 2006	199,144	$1,421,373	$2,137,710	$8,908	$3,567,991
Components of comprehensive income:
Net income	—	—	528,098	—	528,098
Change in unrealized gain on investments	—	—	—	2,152	2,152
Currency translation adjustments	—	—	—	(1,604)	(1,604)
Deferred losses on cash flow hedging instruments	—	—	—	5,395	5,395

Total comprehensive income					534,041

Defined benefit obligation upon adoption of SFAS 158, net of tax	—	—	—	(3,446)	(3,446)
Net issuance under employee stock plans	7,323	263,245	—	—	263,245
Repurchase of common stock	(15,103)	(808,461)	—	—	(808,461)
Cash dividends paid ($0.48 per share)	—	—	(95,057)	—	(95,057)
Stock-based compensation	—	86,261	—	—	86,261
Tax benefits of stock option transactions	—	3,868	—	—	3,868
Stock options assumed from acquisitions and other	—	1,600	—	—	1,600

Balances at June 30, 2007	191,364	967,886	2,570,751	11,405	3,550,042
Components of comprehensive income:
Net income	—	—	359,083	—	359,083
Change in unrealized loss on defined benefit plan assets, net of tax	—	—	—	(498)	(498)
Change in unrealized gain on investments	—	—	—	180	180
Currency translation adjustments	—	—	—	46,134	46,134
Deferred losses on cash flow hedging instruments	—	—	—	(9,537)	(9,537)

Total comprehensive income					395,362

Cumulative effect of adoption of FIN 48	—	—	(8,455)	—	(8,455)
Net issuance under employee stock plans	4,170	155,635	—	—	155,635
Repurchase of common stock	(21,496)	(510,554)	(608,441)	—	(1,118,995)
Cash dividends paid ($0.60 per share)	—	—	(108,521)	—	(108,521)
Stock-based compensation	—	106,013	—	—	106,013
Tax benefits of stock option transactions	—	10,649	—	—	10,649

Balances at June 30, 2008	174,038	729,629	2,204,417	47,684	2,981,730
Components of comprehensive loss:
Net loss	—	—	(523,368)	—	(523,368)
Change in unrealized loss on defined benefit plan assets, net of tax	—	—	—	2,467	2,467
Change in unrealized gain on investments, net of tax	—	—	—	4,829	4,829
Currency translation adjustments	—	—	—	(79,463)	(79,463)
Deferred gains on cash flow hedging instruments, net of tax	—	—	—	3,266	3,266

Total comprehensive loss					(592,269)

Net issuance under employee stock plans	3,041	27,856	—	—	27,856
Repurchase of common stock	(6,410)	(9,930)	(208,768)	—	(218,698)
Cash dividends paid ($0.60 per share)	—	—	(102,149)	—	(102,149)
Stock-based compensation	—	105,535	—	—	105,535
Tax charges for stock option transactions	—	(17,613)	—	—	(17,613)

Balances at June 30, 2009	170,669	$835,477	$1,370,132	$(21,217)	$2,184,392

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION

Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(523,368)	$359,083	$528,098
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	135,848	126,376	109,290
Goodwill, purchased intangible asset and long-lived asset impairment charges	452,620	13,685	67,550
Gain on sale of real estate assets	(4,071)	(20,163)	—
Non-cash stock-based compensation	105,535	106,468	99,635
Provision for doubtful accounts	23,279	—	—
Minority interest	—	—	(1,372)
Net loss (gain) on sale of marketable securities and other investments	635	(7,993)	(2,298)
Deferred income taxes	59,697	16,644	(13,944)
Tax benefit (charge) from equity awards	(17,880)	10,649	3,868
Excess tax benefit from equity awards	(1,691)	(7,899)	(7,046)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
(Increase)/decrease in accounts receivable, net	277,331	149,309	(107,345)
Decrease in inventories	120,249	100,168	9,015
(Increase)/decrease in other assets	17,729	(94,787)	(19,439)
Increase/(decrease) in accounts payable	(46,796)	7,162	(45,562)
Decrease in deferred system profit	(54,978)	(50,950)	(24,395)
Increase/(decrease) in other liabilities	(348,455)	(45,141)	1,995

Net cash provided by operating activities	195,684	662,611	598,050

Cash flows from investing activities:
Acquisitions of businesses, net of cash received	(141,399)	(494,036)	(521,693)
Capital expenditures, net	(22,226)	(57,323)	(83,782)
Proceeds from sale of real estate assets	21,814	68,787	—
Purchase of available-for-sale securities	(1,008,905)	(1,129,522)	(3,299,976)
Proceeds from sale of available-for-sale securities	554,958	1,647,728	3,298,635
Proceeds from maturity of available-for-sale securities	98,333	16,865	207,548
Purchase of trading securities	(67,240)	(91,236)	(56,121)
Proceeds from sale of trading securities	79,765	96,800	68,757

Net cash provided by (used in) investing activities	(484,900)	58,063	(386,632)

Cash flows from financing activities:
Issuance of long-term debt, net of discounts	—	744,570	—
Issuance of common stock	40,108	155,635	263,245
Tax withholding payment related to vested and released restricted stock units	(12,252)	—	—
Payment of dividends to stockholders	(102,149)	(108,521)	(95,057)
Excess tax benefit from equity awards	1,691	7,899	7,046
Common stock repurchases	(226,515)	(1,111,170)	(808,461)
Debt issuance costs	—	(7,351)	—

Net cash used in financing activities	(299,117)	(318,938)	(633,227)

Effect of exchange rate changes on cash and cash equivalents	(14,806)	3,859	15,129

Net increase (decrease) in cash and cash equivalents	(603,139)	405,595	(406,680)
Cash and cash equivalents at beginning of period	1,128,106	722,511	1,129,191

Cash and cash equivalents at end of period	$524,967	$1,128,106	$722,511

Supplemental cash flow disclosures:
Income taxes paid (refund received), net	$(23,144)	$250,327	$209,513
Interest paid	$56,021	$3,195	$2,172

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Principles of Consolidation. KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Headquartered in Milpitas, California, KLA-Tencor has subsidiaries both in the United States and in key markets throughout the world.

The Consolidated Financial Statements include the accounts of KLA-Tencor and its majority-owned subsidiaries, and the ownership interests of minority investors are recorded as minority interests. All significant intercompany balances and transactions have been eliminated. The Company has evaluated material subsequent events through August 6, 2009, the date these financial statements were issued.

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

Cash Equivalents and Marketable Securities. All highly liquid debt instruments with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents. Marketable securities are generally classified as available-for-sale for use in current operations if required and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).” All realized gains and losses and unrealized losses resulting from declines in fair value that are other than temporary are recorded in earnings in the period of occurrence. The specific identification method is used to determine the realized gains and losses on investments.

Non-Marketable Equity Securities and Other Investments. KLA-Tencor acquires certain equity investments for the promotion of business and strategic objectives, and to the extent these investments continue to have strategic value, KLA-Tencor typically does not attempt to reduce or eliminate the inherent market risks. Non-marketable equity securities and other investments are recorded at historical cost. Non-marketable equity securities and other investments are included in “Other non-current assets” on the balance sheet. Non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by KLA-Tencor or others.

Variable Interest Entities. Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, requires that if the Company is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the Company’s consolidated financial statements. KLA-Tencor has

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

concluded that none of the Company’s equity investments are material to the Company’s financial position and do not require consolidation as they are either not variable interest entities or, in the event they are variable interest entities, KLA-Tencor is not considered to be the primary beneficiary.

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

Allowance for Doubtful Accounts. A majority of the Company’s trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, the Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon the Company’s assessment of the expected collectibility of all accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance.

Property and Equipment. Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets, which are generally thirty to thirty-five years for buildings, ten to fifteen years for leasehold improvements, five to seven years for furniture and fixtures, and two to five years for machinery and equipment. Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Construction in process does not depreciate until the assets are placed in service. Depreciation expense for the fiscal years ended June 30, 2009, 2008 and 2007 was $54.7 million, $60.6 million and $58.3 million, respectively.

Goodwill and Intangible Assets. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. Purchased technology, patents, trademarks and other intangible assets are presented at cost, net of accumulated amortization. Intangible assets are amortized on a straight line basis which approximates their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 6, “Goodwill and Purchased Intangible Assets” for a detailed description. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company conducted its annual evaluation of goodwill by reporting unit during the quarter ended December 31, 2008, and concluded that the carrying value of the Company’s Metrology reporting unit exceeded its estimated fair value. The Company’s impairment evaluation of goodwill is based on comparing the fair value of its reporting units to their carrying value. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. Unanticipated changes in revenue, gross margin, long-term growth factor or discount rate could result in a

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

material impact on the estimated fair values of the Company’s reporting units. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of the fiscal year ended June 30, 2009.

Impairment of Long-Lived Assets. KLA-Tencor evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition, is less than the carrying value of the asset. Such an impairment charge would be measured as the excess of the carrying value of the asset over its fair value.

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

Concentration of Credit Risk. Financial instruments that potentially subject KLA-Tencor to significant concentrations of credit risk consist primarily of cash equivalents, short-term and non-current marketable securities, trade accounts receivable and derivative financial instruments used in hedging activities. KLA-Tencor invests in a variety of financial instruments, such as, but not limited to, certificates of deposit, corporate and municipal bonds, United States Treasury and agency securities, and equity securities and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. KLA-Tencor has not experienced any material credit losses on its investments.

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

KLA-Tencor is exposed to credit loss in the event of nonperformance by counterparties on the foreign exchange contracts that the Company uses in hedging activities and in certain factoring transactions. These counterparties are large international financial institutions, and to date no such counterparty has failed to meet its financial obligations under such contracts.

Foreign Currency. The functional currencies of KLA-Tencor’s foreign subsidiaries are the local currencies, except as described below. Accordingly, all assets and liabilities of these foreign operations are translated to U.S. dollars at current period end exchange rates, and revenues and expenses are translated to U.S. dollars using average exchange rates in effect during the period. The gains and losses from foreign currency translation of these subsidiaries’ financial statements are recorded directly into a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).”

KLA-Tencor’s manufacturing subsidiaries in Germany, Israel and Singapore use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment that are translated using historical exchange rates. Revenues and costs are translated using average

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation gains and losses are included in the Consolidated Statements of Operations as incurred.

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

All of KLA-Tencor’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of forecasted foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

Warranty. KLA-Tencor provides standard warranty coverage on its systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. KLA-Tencor accounts for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, KLA-Tencor calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. KLA-Tencor updates these estimated charges on a quarterly basis. The actual product performance and/or field expense profiles may differ, and in those cases KLA-Tencor adjusts its warranty accruals accordingly (see Note 13, “Commitments and Contingencies”).

Revenue Recognition. KLA-Tencor recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. KLA-Tencor derives revenue from three sources—sales of systems, spare parts and services. KLA-Tencor typically recognizes revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. Under certain circumstances, however, KLA-Tencor recognizes revenue prior to written acceptance from the customer, as follows:

•	When system sales to independent distributors have no installation requirement, contain no acceptance agreement, and 100% payment is due upon shipment, revenue is recognized on shipment.

•

When the installation of the system is deemed perfunctory, revenue is recognized upon shipment. The portion of revenue associated with installation is deferred based on estimated fair value, and that revenue is recognized upon completion of the installation.

•

When the customer fab has already accepted the same tool, with the same specifications, and it can be objectively demonstrated that the tool meets all of the required acceptance criteria upon shipment,

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

revenue is recognized upon shipment. The portion of revenue associated with installation is deferred based on estimated fair value, and that revenue is recognized upon completion of the installation.

•

When the customer withholds signature on the acceptance document due to issues unrelated to product performance, revenue is recognized when the system is performing as intended and meets all published and contractually agreed specifications.

•	When the system is damaged during transit and title has passed to the customer, revenue is recognized upon receipt of cash payment from the customer.

Total revenue recognized without a written acceptance from the customer was approximately 14%, 16% and 14% of total revenues for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. The decrease in revenue recognized without a written acceptance for the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 is primarily driven by lower shipments of tools that have already met the required acceptance criteria at those customer fabs. The increase in revenue recognized without a written acceptance for the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 is primarily driven by increase in sales of systems with perfunctory installation, primarily with respect to sales of products of companies that the Company has acquired during the past two fiscal years. Shipping charges billed to customers are included in system revenue, and the related shipping costs are included in costs of revenues.

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

Service and maintenance contract revenue is recognized ratably over the term of the maintenance contract. If maintenance is included in an arrangement, that includes a software license agreement, amounts related to maintenance are allocated based on vendor specific objective evidence of fair value. Services performed in absence of a contract, such as consulting and training revenue, are recognized when the related services are performed, and collectibility is reasonably assured.

The deferred system profit balance as of June 30, 2009 and 2008 was $95.8 million and $150.8 million, respectively, and equals the amount of deferred system revenue that was invoiced and due on shipment, less applicable product and warranty costs.

KLA-Tencor also defers the fair value of non-standard warranty bundled with equipment sales as unearned revenue. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is recognized ratably as revenue when the applicable warranty term

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

period commences. The unearned revenue balance was $69.3 million and $88.4 million as of June 30, 2009 and 2008, respectively.

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

Strategic Development Agreements. Gross engineering, research and development expenses were partially offset by $21.7 million, $20.4 million and $12.7 million in external funding received under certain strategic development programs primarily from government grants in the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Shipping and Handling Costs. Shipping and handling costs are included as a component of cost of sales.

Accounting for Stock-Based Compensation Plans. The Company accounts for its stock-based awards exchanged for employee services under the provisions of SFAS No. 123(R). Accordingly, the fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes valuation model for stock options and for purchase rights under the Company’s Employee Stock Purchase Plan and using the closing price of the Company’s common stock on the grant date for restricted stock units. In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected not to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The Company followed paragraph 81 of SFAS No. 123(R) to calculate the initial pool of excess tax benefits and to determine the subsequent impact on the Additional Paid-in-Capital pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS No. 123(R). The Company has elected to not include the indirect tax effects of stock-based compensation deductions when calculating the windfall benefits and recognizes the full effect of these deductions in the income statement in the period in which the taxable event occurs.

Advertising Expenses. Advertising costs are expensed as incurred. Advertising expenses for the fiscal years ended June 30, 2009, 2008 and 2007 were $2.3 million, $4.5 million and $4.9 million, respectively.

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

The Company adopted the provisions of FIN 48, on July 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R) and SFAS No. 128, Earnings Per Share. The dilutive securities are excluded from the computation of diluted net loss per share when a net loss is recorded for the period as their effect would be anti-dilutive.

Contingencies and Litigation. The Company is subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Company accrues a liability and charges operations for the estimated costs expected to be incurred over the next twelve months of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. See Note 13, “Commitments and Contingencies” and Note 14, “Litigation and Other Legal Matters” for a detailed description.

Reclassifications. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. Starting in fiscal year 2008, interest expense is presented as a separate line item in the Consolidated Statements of Operations (previously reported as a component of interest income and other, net). Cash flows from trading securities were reclassified from operating to investing activities in the Consolidated Statements of Cash Flows, and purchases and proceeds from sale of trading securities are presented separately (previously reported on a net basis) based on the analysis of the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Also, starting in fiscal year 2009, goodwill and purchased intangible assets impairment is now presented as a separate line item in the Consolidated Statements of Operations (previously reported as a component of the respective operating expenses). These reclassifications had no effect on the consolidated operating results or the change in cash and cash equivalents, as previously reported.

Recent Accounting Pronouncements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for the Company’s interim reporting period ending on September 30, 2009. This SFAS is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This SFAS is effective for the Company’s interim reporting period ending on September 30, 2010. The Company is currently evaluating the impact of the implementation of SFAS No. 167 on its consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for the Company’s annual reporting for the fiscal year ended on June 30, 2009.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), Business Combinations. The FSP will carry forward the requirements in SFAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The FSP will have the same effective date as SFAS No. 141(R), and will therefore be effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 141(R)-1 on its consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for the Company’s annual reporting for the fiscal year ended on June 30, 2009. The implementation of FSP SFAS No. 157-4 did not have a material impact on its consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company’s interim reporting period ending on September 30, 2009.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for the Company’s annual reporting for the fiscal year ended on June 30, 2009. The implementation of FSP SFAS No. 115-2 and SFAS No. 124-2 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS No. 132(R)-1 amends SFAS No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosure requirement under this FSP is effective for the Company’s fiscal year beginning July 1, 2009.

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

On August 27, 2008, the SEC announced that they will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, the Company could be required in fiscal year 2014 to prepare financial statements in accordance with IFRS. The SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and the Company will continue to monitor the development of the potential implementation of IFRS.

In April 2008, the FASB adopted FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for intangible assets acquired on or after July 1, 2009. We are currently evaluating the impact of the implementation of FSP SFAS No. 142-3 on our consolidated financial position, results of operations and cash flows.

In February 2008, the FASB adopted FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, delaying the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of the implementation of the deferred portion of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This SFAS amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This SFAS establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for our fiscal year beginning July 1, 2009. This SFAS is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

NOTE 2—FAIR VALUE MEASUREMENTS

Effective July 1, 2008, the Company adopted the fair value measurement and disclosure provisions of SFAS No. 157, Fair Value Measurements, which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS No. 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, which allows companies to elect a one-year delay in applying SFAS No. 157 to certain fair value measurements, primarily related to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected the delayed adoption date for the portions of SFAS No. 157 impacted by FSP SFAS No. 157-2. The partial adoption of SFAS No. 157 was prospective and has not had a significant effect on the Company’s consolidated financial statements. The Company is currently evaluating the impact of applying the deferred portion of SFAS No. 157 to the nonrecurring fair value measurements of its nonfinancial assets and liabilities. In accordance with FSP SFAS No. 157-2, the fair value measurements for nonfinancial assets and liabilities will be adopted effective for the Company’s fiscal year ending on June 30, 2010.

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

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 were as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income securities	$1,122,514	$664,076	$420,270	$38,168
Derivative assets	4,659	—	2,243	2,416
Other assets	107,224	107,224	—	—

Total financial assets under SFAS No. 157	$1,234,397	$771,300	$422,513	$40,584

Derivative liabilities	$2,799	$—	$2,799	$—

Total financial liabilities under SFAS No. 157	$2,799	$—	$2,799	$—

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Balance Sheet as of June 30, 2009 as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$317,597	$317,597	$—	$—
Marketable securities	804,917	346,479	420,270	38,168
Other current assets	4,659	—	2,243	2,416
Other non-current assets	107,224	107,224	—	—

Total financial assets under SFAS No. 157	$1,234,397	$771,300	$422,513	$40,584

Other current liabilities	$2,799	$—	$2,799	$—

Total financial liabilities under SFAS No. 157	$2,799	$—	$2,799	$—

Changes in our Level 3 securities for the fiscal year ended June 30, 2009 were as follows:

Level 3
Aggregate estimated fair value of Level 3 securities at June 30, 2008	$42,147
Total unrealized gains or (losses)
Unrealized gain included in other comprehensive income	22
Unrealized loss included in income	(6,482)
Reversal of unrealized loss associated with transfer of securities to trading securities	1,281
Net purchases and settlements	3,616

Aggregate estimated fair value of Level 3 securities at June 30, 2009	$40,584

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 3—FINANCIAL STATEMENT COMPONENTS

Consolidated Balance Sheets

	As of June 30,
(In thousands)	2009	2008
Accounts receivable, net:
Accounts receivable, gross	$245,618	$504,745
Allowance for doubtful accounts	(35,475)	(12,257)

	$210,143	$492,488

Inventories, net:
Customer service parts	$146,724	$169,557
Raw materials	99,383	120,364
Work-in-process	66,292	84,102
Finished goods and demonstration equipment	57,807	85,426

	$370,206	$459,449

Other current assets:
Prepaid expense	$61,854	$81,898
Income tax related receivables	138,500	76,420
Other current assets	26,909	59,685

	$227,263	$218,003

Land, property and equipment, net:
Land	$52,493	$73,715
Buildings and improvements	132,872	146,130
Machinery and equipment	410,643	440,249
Office furniture and fixtures	23,976	35,449
Leasehold improvements	106,811	150,473
Construction in process	1,171	4,946

	727,966	850,962
Less: accumulated depreciation	(436,088)	(495,488)

	$291,878	$355,474

Other non-current assets:
Long-term investments	$128,776	$173,680
Deferred tax assets—long-term	295,536	323,870
Other	16,272	17,795

	$440,584	$515,345

Other current liabilities:
Warranty and retrofit	$21,812	$47,953
Compensation and benefits	176,828	283,366
Income taxes payable	15,536	24,675
Interest payable	8,769	8,625
Accrued litigation costs	4,848	71,552
Other accrued expenses	113,648	202,357

	$341,441	$638,528

Accumulated other comprehensive income (loss):
Currency translation adjustments	$(22,260)	$57,202
Losses on cash flow hedging instruments, net of tax benefits of $(608) in 2009 and $(2,508) in 2008	(1,005)	(4,270)
Unrealized gains (losses) on investments, net of taxes (benefits) of $2,133 in 2009 and $(879) in 2008	3,525	(1,304)
Unrealized losses of defined benefit pension plan, net of tax benefits of $(943) in 2009 and $(2,507) in 2008	(1,477)	(3,944)

	$(21,217)	$47,684

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

As of June 30, 2009 and 2008, the net book value of property and equipment includes assets held for sale of $4.7 million and $1.4 million, respectively.

Consolidated Statements of Operations

	Year ended June 30,
(In thousands)	2009	2008	2007
Interest income and other, net:
Interest income	$27,157	$47,009	$76,201
Foreign exchange gains	5,375	13,243	14,156
Realized gain (losses) on sale of investments	(568)	10,138	(1,602)
Other	(1,215)	1,235	1,393

	$30,749	$71,625	$90,148

NOTE 4—MARKETABLE SECURITIES

The amortized costs and estimated fair value of marketable securities as of June 30, 2009 and 2008 are as follows:

As of June 30, 2009 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$85,843	$576	$(7)	$86,412
U.S. Government agency securities	277,762	2,089	(155)	279,696
Municipal bonds	30,228	260	(68)	30,420
Corporate debt securities	349,522	3,478	(557)	352,443
Money market, bank deposits and other	325,014	—	—	325,014
Sovereign/Multilateral obligations	10,319	73	(31)	10,361
Auction rate securities	40,650	—	(2,482)	38,168

Subtotal	1,119,338	6,476	(3,300)	1,122,514
Less: Cash equivalents	317,597	—	—	317,597

Marketable securities	$801,741	$6,476	$(3,300)	$804,917

As of June 30, 2008 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$19,941	$51	$—	$19,992
U.S. Government agency securities	217,881	193	(199)	217,875
Municipal bonds	1,000	2	—	1,002
Corporate debt securities	154,353	15	(793)	153,575
Money market, bank deposits and other	865,026	—	—	865,026
Sovereign/Multilateral obligations	28,479	—	(59)	28,420
Auction rate securities	43,450	—	(1,303)	42,147

Subtotal	1,330,130	261	(2,354)	1,328,037
Less: Cash equivalents	876,760	—	—	876,760

Marketable securities	$453,370	$261	$(2,354)	$451,277

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

KLA-Tencor’s investment portfolio consists of both corporate and government securities that have a maximum maturity of 3 years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity. The following table summarizes the fair value and gross unrealized losses of its investments, aggregated by investment instrument and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2009:

(In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasuries	$35,224	$(7)
U.S. Government agency securities	79,345	(155)
Municipal bonds	9,455	(68)
Corporate debt securities	107,597	(557)
Sovereign/Multilateral obligations	5,188	(31)
Auction rate securities	38,168	(2,482)

Total	$274,977	$(3,300)

(1)	Of the total gross unrealized losses, there were no amounts that have been in a loss position for 12 months or more.

The contractual maturities of securities classified as available-for-sale as of June 30, 2009, regardless of the consolidated balance sheet classification, are as follows:

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$541,360	$539,406
Due after one year through three years	577,978	583,108

	$1,119,338	$1,122,514

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized loss for the fiscal year ended June 30, 2009 was approximately $0.6 million. Net realized gain for the fiscal year ended June 30, 2008 was approximately $10.2 million, and net realized loss for the fiscal year ended June 30, 2007 was approximately $1.6 million.

The Company’s investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are typically issued in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by the Company are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa. In February 2008, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that the Company held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. Prior to the fiscal year ended June 30, 2009, a total of $4.8 million of the auction rate securities held by the Company with a net book value of $4.6 million were called at par by the issuer; therefore no losses were recognized on these securities. During the fiscal year ended June 30, 2009, an additional $2.8 million of the auction rate securities held by the Company was called at par by the issuer; therefore no losses were recognized on these securities during the fiscal year ended June 30, 2009. The fair value of the auction rate securities held by the Company at June 30, 2009 was $38.2 million, which is included in marketable securities under current assets, as the Company’s intention is to exercise its right with UBS AG (“UBS”) to sell these auction rate securities at par value at the earliest date possible, which is June 30, 2010.

By letter dated August 8, 2008, the Company received notification from UBS, in connection with a settlement entered into between UBS and certain regulatory agencies, offering to repurchase all of the Company’s auction rate security holdings at par value. The Company formally accepted the settlement offer and entered into a repurchase agreement (“Agreement”) with UBS on November 11, 2008 (“Acceptance Date”). By accepting the Agreement, the Company (1) received the right (“Put Option”) to sell its auction rate securities at par value to UBS between June 30, 2010 and June 30, 2012 and (2) gave UBS the right to purchase the auction rate securities from the Company any time after the Acceptance Date as long as the Company receives the par value.

The Company expects to sell the auction rate securities under the Put Option. However, if the Put Option is not exercised before June 30, 2012, it will expire, and UBS will have no further rights or obligation to buy the auction rate securities.

UBS’s obligations under the Put Option are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Put Option. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Put Option.

The Agreement covers $40.7 million par value (fair value of $38.2 million) of the auction rate securities held by the Company as of June 30, 2009. The Company is accounting for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159 during the fiscal year ended June 30, 2009. As a result, $2.4 million was recorded as an increase to interest income and other, net for the fair value of the Put Option during the fiscal year ended June 30, 2009. The fair value of the Put Option at June 30, 2009 was $2.4 million.

During the three months ended December 31, 2008, the Company made an election pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to transfer these auction rate securities from available-for-sale to trading securities. The transfer to trading securities reflects the Company’s intent to exercise the Put Option during the period June 30, 2010 to June 30, 2012. Prior to entering into the Agreement, the Company’s intent was to hold the auction rate securities until the market recovered. At the time of transfer, the unrealized loss on the auction rate securities was $1.3 million. Prior to the transfer, this unrealized loss was included in accumulated other comprehensive income (loss). Upon transfer of the auction rate securities to trading securities during the three months ended December 31, 2008, the Company immediately recognized an unrealized loss of $1.3 million, included in interest income and other, net, for the amount of the unrealized loss not previously recognized in earnings. Subsequently, the Company recognized an additional decline in fair value of $5.4 million for a total unrealized loss of $6.7 million, included in interest income and other, net, in the Consolidated Statements of Operations for the three months ended December 31, 2008. During the three months ended March 31, 2009, the Company recognized an increase in the fair value of the auction rate securities of

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

$4.9 million, which is included in interest income and other, net. During the three months ended June 30, 2009, the Company recognized a decrease in the fair value of the auction rate securities of $0.7 million, which is included in interest income and other, net.

The Company expects that the future changes in the fair value of the Put Option will continue to be largely offset by the fair value movements in the auction rate securities. The Company estimated the fair value of the auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. The Company estimated the fair value of the Put Option using the expected value that the Company will receive from UBS, which was calculated as the difference between the anticipated recognized losses and par value of the auction rate securities as of the option exercise date. This value was discounted by using UBS’s credit default swap rate to account for the credit considerations of the counterparty risk. The Company will reassess the fair value in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, market risk and other factors. Based on the Company’s expected operating cash flows and other sources of cash, it does not believe that any reduction in liquidity of its auction rate securities will have a material impact on its overall ability to meet its liquidity needs.

NOTE 5—BUSINESS COMBINATIONS

The Company accounts for business combinations using the purchase method of accounting. Consideration includes the cash paid and the value of options assumed, less any cash acquired, and excludes contingent employee compensation payable in cash.

During the fiscal year ended June 30, 2009, the Company completed its acquisition of the Microelectronic Inspection Equipment business unit (“MIE business unit”) of Vistec Semiconductor Systems for net cash consideration of approximately $141.4 million. The acquired MIE business unit is a provider of mask registration measurement tools, scanning electron microscopy (“SEM”) based tools for mask critical dimension measurement and macro defect inspection systems.

The following table represents the final purchase price allocation and summarizes the aggregate estimated fair values of the net assets acquired on the closing date of the acquisition of the MIE business unit:

(In thousands)	Final Purchase Price Allocation
Cash	$14,219
Current assets	60,094
Intangibles:
Existing technology	39,800
Patents	18,200
Trade name/Trademarks	4,800
Customer relationships	19,300
In-process R&D (“IPR&D”)	8,600
Backlog	6,750
Other intangible assets	9,950
Non-current assets	2,749
Goodwill	33,071
Liabilities assumed	(61,915)

$155,618

Cash consideration – paid	$155,618

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $33.1 million of goodwill is assigned to the defect inspection reporting unit, which is not expected to be deductible for tax purposes. This acquisition provides the Company with a line of mask registration measurement tools to complement the Company’s existing mask inspection products. In addition, through the acquisition the Company has acquired a provider of SEM-based tools for mask critical dimension measurement. Other technologies of the MIE business unit acquired by the Company in the transaction include macro defect inspection systems, overlay measurement systems for microelectromechanical systems (“MEMS”) applications and software packages for defect classification and data analysis.

The results of operations of the acquired MIE business unit are included in the accompanying Consolidated Statement of Operations from the closing date of the acquisition on September 30, 2008. Pro forma earnings information has not been presented because the effect of the acquisition of the MIE business unit is not material to the Company’s results of operations, balance sheet or statement of cash flows.

During the fiscal year ended June 30, 2008, the Company completed its acquisition of ICOS Vision Systems Corporation NV for net cash consideration of approximately $488.8 million primarily to expand the Company’s product portfolio in semiconductor packaging inspection and to gain entry into the solar cell inspection and light-emitting diode (“LED”) wafer inspection markets. In addition to the ICOS acquisition, in the fiscal year ended June 30, 2008, the Company acquired two development stage companies for a total cash consideration of $5.5 million, and these acquisitions have been accounted for as a purchase of assets primarily consisting of IPR&D and certain patents. The following table summarizes the aggregate estimated fair values of the net assets acquired on the date of acquisition of ICOS:

(In thousands)	Final Purchase Price Allocation
Cash	$129,505
Current assets	60,144
Intangibles:
Existing technology	84,300
Patents	32,000
Trade name/Trademarks	12,900
Customer relationships	35,200
In-process R&D	18,500
Other intangible assets	4,000
Non-current assets	29,282
Goodwill	287,175
Liabilities assumed	(74,681)

$618,325

Cash consideration	$618,325

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $287.2 million of goodwill was assigned to the wafer inspection business unit, which is not expected to be deductible for tax purposes. This acquisition expands the Company’s capabilities to back-end markets and provides entry into the potentially high-growth solar market.

The results of operations of ICOS are included in the accompanying Consolidated Statement of Operations from the date of the acquisition of majority control on May 30, 2008. The Company considers the acquisition of

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

	(Unaudited) Pro-forma for fiscal year ended June 30,
(In thousands, except per share data)	2008	2007
Total revenues	$2,627,145	$2,835,343
Income from operations	$477,373	$549,482
Net income	$347,495	$501,661
Weighted-average number of shares—Basic	180,594	197,126
Weighted-average number of shares—Diluted	184,259	202,024
Earnings per share—Basic	$1.92	$2.54
Earnings per share—Diluted	$1.89	$2.48

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

The Company expensed IPR&D of $8.6 million, $22.7 million and $16.6 million upon the completion of the acquisitions in the fiscal years ended June 30, 2009, 2008 and 2007, respectively, in connection with acquired intellectual property for which, as of the acquisition date, technological feasibility had not been established and no future alternative uses existed.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 6—GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The following table presents goodwill balances and the movements during the fiscal years ended June 30, 2009 and 2008:

(In thousands)	Amount
As of June 30, 2007	$311,856
Acquisitions	282,569
Adjustments	7,457

As of June 30, 2008	$601,882
Acquisitions	33,071
Adjustments	(28,988)
Impairment	(276,586)

As of June 30, 2009	$329,379

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill was allocated to KLA-Tencor’s reporting units pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, the Company completed its annual evaluation of the goodwill by reporting unit for the three months ended December 31, 2008. As a result of the global economic downturn, reductions to the Company’s revenue, operating income, and cash flow forecasts, and a significant reduction in the Company’s market capitalization, the Company determined that the goodwill related to its Metrology reporting unit was impaired. As a result, the Company recorded an impairment charge of $272.1 million, which represented the entire goodwill amount related to the Metrology reporting unit, during the three months ended December 31, 2008. The Company’s assessment of goodwill impairment indicated that the fair values of the Company’s Defect Inspection, Service, and Other reporting units exceeded their estimated carrying values and therefore goodwill in those reporting units was not impaired. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of the fiscal year ended June 30, 2009.

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

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the recent economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing during the three months ended December 31, 2008 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the second quarter of fiscal year 2010 or prior to that, if any triggering event occurs outside of the quarter during which the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Adjustments to goodwill during the fiscal years ended June 30, 2009 and 2008 resulted primarily from revisions to purchase price allocations related to entities that were acquired in the fiscal year ended June 30, 2008 as well as foreign currency translation adjustments.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Purchased Intangible Assets

The components of purchased intangible assets as of June 30, 2009 and 2008 were as follows:

(In thousands)	Range of Useful Lives	As of June 30, 2009			As of June 30, 2008
Category		Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	4-7 years	$131,966	$56,367	$75,599	$201,606	$55,813	$145,793
Patents	6-13 years	57,626	27,847	29,779	71,749	18,615	53,134
Trade name/Trademark	4-10 years	19,616	9,221	10,395	33,929	5,918	28,011
Customer relationships	6-7 years	54,409	21,673	32,736	80,600	12,707	67,893
Other	0-1 year	16,759	16,188	571	14,822	11,875	2,947

Total		$280,376	$131,296	$149,080	$402,706	$104,928	$297,778

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the quarter ended December 31, 2008, the economic conditions that affect the Company’s industry deteriorated, which led our customers to scale back their production operations and reduce their capital expenditures. At that time, industry analysts expected (and continue to expect) demand for semiconductor capital equipment to continue to remain weak until macroeconomic conditions improve. In addition, the Company experienced a significant decline in its stock price, resulting in a significant reduction in the Company’s market capitalization. These factors were taken into account as the Company performed an assessment of its purchased intangible assets during the quarter ended December 31, 2008 to test for recoverability in accordance with SFAS No. 144. The assessment of recoverability is based on management’s estimates. Based on the Company’s assessment for the quarter ended December 31, 2008, undiscounted projected future operating cash flows for certain long-lived asset groups did not exceed the net book value, indicating that a permanent impairment had occurred. The fair value was determined using the income approach which is a present value technique used to measure the fair value of future cash flows produced by each asset group. The Company estimated the future cash flows over the weighted average of the remaining useful lives of its intangible assets, which generally range from 1 to 6 years, using a 13% discount rate. Based on the assessment, the Company recorded an intangible asset impairment charge of $162.8 million during the three months ended December 31, 2008, of which $73.1 million related to existing technology, $26.3 million to patents, $38.1 million to customer relationships, $16.6 million to trademarks and $8.7 million to other intangible assets. There have been no significant events or circumstances affecting the valuation of purchased intangible assets subsequent to the impairment test performed in the second quarter of the fiscal year ended June 30, 2009.

During the fiscal year ended June 30, 2008, the Company identified a certain business unit as held for sale, and, based on the estimated selling price of that business unit, the Company determined that the carrying amount of certain related intangible assets, primarily existing technology, patents and customer relationship, exceeded fair value by $6.5 million. As a result, an impairment charge of $6.5 million was recorded during the fiscal year ended June 30, 2008. During the fiscal year ended June 30, 2009, based on the revised estimated selling price of that business unit, the Company determined that the carrying amount of certain related net assets further exceeded fair value by $11.9 million. As a result, an additional impairment charge of $11.9 million, of which $4.5 million relates to goodwill impairment and $7.4 million relates to intangible assets impairment, was recorded during the fiscal year ended June 30, 2009.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

During the fiscal year ended June 30, 2007, it was determined that the Company would not pursue future development of certain patents initially licensed to the Company during the fiscal year ended June 30, 2006 for approximately $14.0 million. Since the Company did not have any alternative use for these patents and the Company believes the fair value to be $0, the carrying value of $10.7 million was written off. This write-off was recorded as $10.0 million to R&D expense and $0.7 million to costs of revenues in the fiscal year ended June 30, 2007.

For the fiscal years ended June 30, 2009, 2008 and 2007, amortization expense for other intangible assets was $69.3 million, $55.4 million and $29.4 million, respectively. Based on intangible assets recorded as of June 30, 2009, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Year ending June 30:	Amount
2010	$32,343
2011	31,336
2012	28,562
2013	19,289
2014	14,420
Thereafter	23,130

Total	$149,080

NOTE 7—LONG-TERM DEBT

In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as at June 30, 2009.

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

Based on the trading prices of the debt at June 30, 2009 and 2008, the estimated fair value of the debt at June 30, 2009 and 2008 was $702.0 million and $728.9 million, respectively.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 8—STOCK-BASED COMPENSATION

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

On October 18, 2004, the Company’s stockholders approved the 2004 Plan which provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to its employees, consultants and members of its Board of Directors. The 2004 Plan permits the issuance of up to 21.0 million shares of common stock, of which 6.1 million shares were available for grant as of June 30, 2009. Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto. Total options outstanding under all plans as of June 30, 2009 were 13.0 million shares with a weighted-average remaining contractual term of 3.5 years. During the fiscal year ended June 30, 2009, approximately 0.3 million restricted stock units were granted to senior management with performance-based and service-based vesting criteria.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

(In thousands except for weighted-average exercise price)	Available For Grant	Options Outstanding	Weighted- Average Exercise Price
Balances at June 30, 2006	6,318	30,362	$40.00
Additional shares registered for acquisitions	206	—	—
Plan shares expired	(3,230)	—	—
Options granted	(269)	269	$45.54
Restricted stock units granted(1)	(5,124)	—	—
Restricted stock units canceled(1)	994	—	—
Options canceled/expired/forfeited	4,628	(4,628)	$41.79
Options exercised	—	(6,624)	$35.98
Options assumed from acquisitions	(206)	206	$31.96

Balances at June 30, 2007	3,317	19,585	$42.28
Shares added to plans(2)	8,500	—	—
Plan shares expired	(102)	—	—
Options granted	(24)	24	$54.81
Restricted stock units granted(1)	(3,924)	—	—
Restricted stock units canceled(1)	899	—	—
Options canceled/expired/forfeited	579	(579)	$46.96
Options exercised	—	(3,018)	$38.17

Balances at June 30, 2008	9,245	16,012	$42.43
Plan shares expired	(1,773)	—	—
Options granted	—	—	—
Restricted stock units granted(1)	(3,996)	—	—
Restricted stock units canceled(1)	1,117	—	—
Restricted stock units traded for taxes	695	—	—
Options canceled/expired/forfeited	2,414	(2,414)	$43.53
Options exercised	—	(619)	$16.16

Balances at June 30, 2009	7,702	12,979	$43.49

(1)	Any 2004 Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto.
(2)	On November 15, 2007, the Company’s stockholders approved an amendment to the 2004 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2004 Plan by 8.5 million shares.

The Company accounts for its stock-based awards exchanged for employee services under the provisions of SFAS No. 123(R). Accordingly, the fair value of stock-based awards is measured at grant date and is recognized as expense over the employee’s requisite service period applying the straight-line attribution approach. The fair value is determined using a Black-Scholes valuation model for stock options and for purchase rights under the Company’s Employee Stock Purchase Plan and using the closing price of the Company’s common stock on the grant date for restricted stock units.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following table shows pre-tax stock-based compensation expense for the indicated periods:

(In thousands)	Year ended June 30,
	2009	2008	2007
Stock-based compensation expense by:
Costs of revenues	$19,932	$22,041	$29,183
Engineering, research and development	33,127	32,623	42,431
Selling, general and administrative	52,476	51,804	37,164

Total stock-based compensation(1)	$105,535	$106,468	$108,778

(1)	Stock-based compensation expense for the fiscal year ended June 30, 2007 includes a $20.3 million reversal of stock-based compensation charges related to the cancellation of stock options and restricted stock units held by the Company’s former Chief Executive Officer and $9.3 million of cash compensation related to bonuses payable to the holders of 409A Affected Options to compensate them for the increase in their option exercise prices.

Stock Options

Except for options granted to non-employee directors as part of their regular compensation package for service through the end of the first quarter of fiscal year 2008, the Company has granted only restricted stock units under its equity incentive program since August 1, 2006. Therefore, no comparative information is presented in the table below for the fiscal year ended June 30, 2009. The following table shows the weighted-average assumptions used in the Black-Scholes valuation model:

	Year ended June 30,
	2009		2008	2007
Stock option plan:
Expected stock price volatility	(	*)	34%	34%
Risk free interest rate	(	*)	4.4%	4.9%
Dividend yield	(	*)	1.0%	1.1%
Expected life of options (in years)	(	*)	4.7	4.4

(*)	The Company did not issue any stock options during the fiscal year ended June 30, 2009.

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

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following table shows the grant-date fair value after estimated forfeitures, weighted-average grant date fair value per share, total intrinsic value of options exercised, total cash received from employees as a result of employee stock option exercises, and tax benefits realized in connection with these exercises of the stock options for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Year ended June 30,
	2009	2008	2007
Grant-date fair value after estimated forfeitures	$—	$426	$2,395
Weighted-average grant date fair value per share	$—	$17.95	$11.01
Total intrinsic value of options exercised	$10,647	$58,960	$111,397
Total cash received from employees as a result of employee stock option exercises	$9,804	$115,556	$238,364
Tax benefits realized in connection with these exercises(1)	$4,482	$28,569	$39,512

(1)	Tax benefits realized in connection with option exercises for the fiscal year ended June 30, 2008 includes $7.9 million of tax benefit realized by the Company for the cash bonuses paid during the three months ended March 31, 2008 related to 409A Affected Options.

As of June 30, 2009, 11.9 million options were exercisable with a weighted-average exercise price of $43.33 and weighted-average remaining contractual term of 3.4 years. The aggregate intrinsic value for the options exercisable as of June 30, 2009 was insignificant. As of June 30, 2009, the unrecognized stock-based compensation balance related to stock options was $15.7 million and will be recognized over an estimated weighted-average amortization period of 1.2 years.

The Company settles employee stock option exercises with newly issued common shares except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.

The following table shows stock-based compensation capitalized as inventory and deferred system profit as of June 30, 2009 and 2008:

(In thousands)	As of June 30,
	2009	2008
Inventory	$6,561	$6,526
Deferred system profit	$—	$829

Restricted Stock Units

The following table shows the applicable number of restricted stock units and weighted-average grant-date fair value for restricted stock units granted, vested and released, traded for taxes, and forfeited during the fiscal year ended June 30, 2009 and restricted stock units outstanding as of June 30, 2009 and 2008:

Restricted Stock Units	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock units as of June 30, 2008	5,075	$31.50
Granted	2,220	$14.63
Vested and released	(824)	$33.07
Traded for taxes	(386)	$31.77
Forfeited	(621)	$27.30

Outstanding restricted stock units as of June 30, 2009	5,464	$24.77

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

As of June 30, 2009, the unrecognized stock-based compensation balance related to restricted stock units was $86.4 million and will be recognized over an estimated weighted-average amortization period of 2.3 years.

In connection with the vested and released restricted stock units, the Company realized tax benefits of $13.3 million for the fiscal year ended June 30, 2009.

Employee Stock Purchase Plan

KLA-Tencor’s Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase of KLA-Tencor’s common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. During the fiscal year ended June 30, 2009, the employee’s purchase price was derived from a formula based on the fair market value of the common stock at the time of enrollment into the offering period versus the fair market value on the date of purchase. During the quarter ended December 31, 2008, the Company’s Board of Directors, as part of the Company’s ongoing efforts to reduce operating expenses, approved amendments to the ESPP so as to, among other things, reduce each offering period under the ESPP (and therefore the length of the look-back period) from 24 months to 6 months. This change became effective January 1, 2009, such that the offering period that began on January 1, 2009 had a duration of six months, and the purchase price with respect to such offering period was 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date.

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

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107. The fair value of each purchase right under the ESPP is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year ended June 30,
	2009	2008	2007
Stock purchase plan:
Expected stock price volatility	41%	33%	35%
Risk free interest rate	1.8%	4.2%	5.0%
Dividend yield	1.4%	1.1%	1.0%
Expected life of options (in years)	1.3	1.3	1.3

The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized in connection with the disqualifying dispositions of shares purchased under the ESPP, and the weighted-average fair value per share:

(In thousands, except for weighted-average fair value per share)	Year ended June 30,
	2009	2008	2007
Total cash received from employees for the issuance of shares under the ESPP	$30,306	$40,175	$24,885
Number of shares purchased by employees through the ESPP	1,615	1,136	697
Tax benefits realized in connection with the disqualifying dispositions of shares purchased under the ESPP	$1,612	$1,606	$1,345
Weighted-average fair value per share based on Black-Scholes model	$11.06	$14.13	$11.62

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates that it will be required to issue under the ESPP during the forthcoming fiscal year. In the first quarter of the fiscal year ending June 30, 2009, the Company estimated that it would need to issue up to 1.0 million shares under the ESPP during fiscal year 2009 and, in accordance with the evergreen provision of the ESPP, increased the number of shares reserved under the ESPP by 1.0 million shares. That estimate was based on a number of factors, including historical participation rates and the Company’s stock price at such time. In light of the decline in the Company’s stock price since the time of such original estimate, the Company revised its estimate during the quarter ended March 31, 2009 regarding the total number of shares that the Company would need to issue under the ESPP during fiscal year 2009 from 1.0 million to 2.0 million (the default amount of the annual increase to the ESPP). Accordingly, in March 2009, the number of shares reserved under the ESPP was increased by an additional 1.0 million shares. As of June 30, 2009, a total of 1.4 million shares were reserved and available for issuance under the ESPP.

On October 12, 2006, the Compensation Committee of the Company’s Board of Directors approved an alternative financial benefit consisting of a cash payment to all employees below the vice president level who had been active participants in the ESPP before it was temporarily suspended on September 28, 2006. The alternative financial benefit was intended to compensate such employees for the estimated financial benefit they would have realized had the ESPP continued in operation after September 28, 2006 and until December 31, 2006. On January 24, 2007, the Compensation Committee extended this alternative financial benefit into calendar year 2007 to cover the period until the ESPP suspension ended. The Company recorded approximately $4.6 million for the alternative financial benefit during the fiscal year ended June 30, 2007 as a component of stock-based compensation expense.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

In order to compensate certain option holders whose employment terminated or who had already exercised 409A Affected Options for the additional taxes they would incur under IRC Section 409A (and, as applicable, similar state tax laws), the Company also recorded approximately $13.9 million during the fiscal year ended June 30, 2007. The Company recorded no such charges during the fiscal years ended June 30, 2008 and 2009.

Three of the Company’s option holders were subject to the December 31, 2006 deadline described above. Accordingly, in December 2006, the Company offered to amend the 409A Affected Options held by Richard P. Wallace, the Company’s Chief Executive Officer, and two former executive officers to increase the options exercise prices so that their 409A Affected Options would not subject the option holders to a penalty tax under IRC Section 409A. All three individuals accepted the Company’s offer. In addition, the Company agreed to pay each of the three individuals a cash bonus in January 2008 equal to the aggregate increase in the exercise prices for his amended options. For Mr. Wallace, the amount of this bonus was $0.4 million. To account for these actions, the Company recorded a charge of $0.3 million, net of amount reclassified from capital in excess of par, during the nine months ended March 31, 2007. The cash bonus was paid in January 2008.

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

Executive Severance and Consulting Agreement

During August 2008, the Company announced that John H. Kispert, then the Company’s President and Chief Operating Officer, would cease to be an employee of the Company effective January 1, 2009. In accordance with the terms of a Severance and Consulting Agreement entered into between the Company and Mr. Kispert dated August 28, 2008, Mr. Kispert is entitled to receive, in addition to certain cash payments and benefits, the following benefits related to his outstanding equity awards: (i) accelerated, pro-rated vesting of the unvested portion (as of the date that his employment with the Company terminates) of all of his outstanding restricted stock units, such that a percentage of the unvested portion of each such restricted stock unit grant, representing the portion of the entire service vesting period under such grant that will have been served by Mr. Kispert as of the date that he ceases to be an employee of the Company, will be accelerated; (ii) the acceleration of the delivery of all restricted stock units for which vesting is accelerated in accordance with the provisions of the Severance and Consulting Agreement; and (iii) the extension of the post-termination exercise period of each of Mr. Kispert’s stock options so that each such option will remain exercisable for twelve months following the date Mr. Kispert ceases to be an employee of the Company, but in no event beyond the original term of the award. In connection with the stock-related benefits agreed to under such agreement, the Company recorded an additional non-cash, stock-based compensation charge of approximately $4.7 million during the fiscal year ended June 30, 2009, which was included as a component of selling, general and administrative (“SG&A”) expense.

NOTE 9—STOCK REPURCHASE PROGRAM

Since July 1997, the Board of Directors has authorized the Company to systematically repurchase up to 62.8 million shares of its common stock under the repurchase program in the open market. This plan was put into place to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

and employee stock purchase plans, and to return excess cash to the Company’s shareholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. In October 2008, the Company suspended its stock repurchase program. At June 30, 2009, 9.8 million shares were available for repurchase under the Company’s repurchase program.

Share repurchases for the fiscal years ended June 30, 2009 and 2008 were as follows:

(In thousands)	Year ended June 30,
	2009	2008
Number of shares of common stock repurchased	6,410	21,496
Total cost of repurchase	$218,698	$1,118,995

The $7.8 million which was accrued in other current liabilities related to unsettled repurchases at June 30, 2008 was paid during the three months ended September 30, 2008.

The Company had shares issued and outstanding as of June 30, 2009, 237.7 million and 170.7 million, respectively. As of June 30, 2008, shares issued and outstanding were 234.6 million and 174.0 million, respectively. The difference between shares issued and outstanding is related to shares repurchased under various repurchase programs.

NOTE 10—NET INCOME (LOSS) PER SHARE

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

(In thousands, except per share data)	Year ended June 30,
	2009	2008	2007
Numerator:
Net income (loss)	$(523,368)	$359,083	$528,098
Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock units	170,253	180,594	197,126
Effect of dilutive options and restricted stock	—	3,665	5,078

Denominator for diluted earnings per share	170,253	184,259	202,204

Basic net income (loss) per share	$(3.07)	$1.99	$2.68
Diluted net income (loss) per share	$(3.07)	$1.95	$2.61
Potentially dilutive securities(1)	18,444	9,614	10,224

(1)	The potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the above periods because their effect would have been anti-dilutive.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The total amount of dividends paid during the fiscal years ended June 30, 2009, 2008 and 2007 were $102.1 million, $108.5 million and $95.1 million, respectively.

As discussed in Note 20, “Subsequent Events,” on August 6, 2009, the Company declared a quarterly cash dividend of $0.15 per share on the outstanding shares of the Company’s common stock, to be paid on September 1, 2009 to stockholders of record on August 17, 2009.

NOTE 11—EMPLOYEE BENEFIT PLANS

KLA-Tencor has a profit sharing program for eligible employees, which distributes, on a quarterly basis, a percentage of the Company’s pre-tax profits. In addition, KLA-Tencor has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. KLA-Tencor matched up to a maximum of $3,000 or 50% of the first $6,000 of an eligible employee’s contribution through the fiscal year ended June 30, 2009. During the quarter ended March 31, 2009, as part of the Company’s continuing cost reduction efforts, the Company’s Board of Directors approved an amendment to the Company’s 401(k) plan, which suspended the employer match feature effective July 1, 2009. The total charge to operations under the profit sharing and 401(k) programs aggregated $7.9 million, $14.3 million and $19.0 million in the fiscal years ended June 30, 2009, 2008 and 2007, respectively. KLA-Tencor has no defined benefit plans in the United States. In addition to the profit sharing plan and the United States employee savings plan, several of KLA-Tencor’s foreign subsidiaries have retirement plans for their full-time employees, several of which are defined benefit plans. Consistent with the requirements of local law, the Company deposits funds for certain of these plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the foreign plans depend on the local economic environment.

KLA-Tencor adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective June 30, 2007. Upon adoption, SFAS No. 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income (loss). Additionally, SFAS No. 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. The benefit obligations and related assets under the Company’s plans have been measured as of June 30, 2009 and 2008.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Summary data relating to the KLA-Tencor’s foreign defined benefit pension plans, including key weighted-average assumptions used is provided in the following tables:

	Year ended June 30,
(In thousands)	2009	2008
Change in projected benefit obligation
Projected benefit obligation at beginning of fiscal year	$29,190	$24,000
Service cost, including plan participant contributions	2,429	2,175
Interest cost	757	629
Actuarial loss	16	761
Benefit payments	(2,460)	(1,772)
Plan amendments	99	226
Acquisitions	7,849	—
Curtailment impact	(4,113)	—
Transfer in/(out)	(211)	10
Foreign currency exchange rate changes	(167)	3,161

Projected benefit obligation at the end of the fiscal year	$33,389	$29,190

	Year ended June 30,
(In thousands)	2009	2008
Change in fair value of plan assets
Fair value of plan assets at beginning of fiscal year	$8,320	$6,350
Actual return on plan assets	95	499
Employer contributions	3,440	1,408
Benefit and expense payments	(2,460)	(741)
Acquisitions	117	—
Curtailment impact	(605)	—
Foreign currency exchange rate changes	(768)	804

Fair value of plan assets at end of fiscal year	$8,139	$8,320

	As of June 30,
(In thousands)	2009	2008
Funded status
Ending funded status	$(25,249)	$(20,870)
Unrecognized transition obligation	—	—
Unrecognized net actuarial loss	—	—

Net amount recognized	$(25,249)	$(20,870)

	As of June 30,
(In thousands)	2009	2008
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$20,143	$14,347
Projected benefit obligation	$33,388	$29,190
Plan assets at fair value	$8,139	$8,320

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Year ended June 30,
	2009	2008	2007
Weighted-average assumptions
Discount rate	2.0%-6.3%	2.0%-5.4%	2.0%-5.0%
Expected return on assets	1.8%-4.5%	2.8%-4.5%	3.0%-4.5%
Rate of compensation increases	3.0%-4.0%	3.0%-4.0%	3.0%-4.0%

The assumptions for expected rate of return on assets were developed by considering the historical returns and expectations of future returns relevant to the country in which each plan is in effect and the investments applicable to the corresponding plan. The discount rate for each plan was derived by reference to appropriate benchmark yields on high quality corporate bonds, allowing for the approximate duration of both plan obligations and the relevant benchmark index.

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Year ended June 30,
(In thousands)	2009	2008
Unrecognized transition obligation	$221	$324
Unrecognized prior service cost	288	223
Unrealized net actuarial loss	2,072	6,068

Amount recognized	$2,581	$6,615

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the fiscal year ending June 30, 2010 is as follows:

(In thousands)	Year ending June 30, 2010
Unrecognized transition obligation	$28
Unrecognized prior service cost	38
Unrealized net actuarial loss	378

Amount expected to be recognized	$444

The components of KLA-Tencor’s net periodic cost relating to its foreign subsidiaries defined pension plans are as follows:

	Year ended June 30,
(In thousands)	2009	2008	2007
Components of net periodic pension cost
Service cost, net of plan participant contributions	$2,422	$2,175	$1,767
Interest cost	756	629	559
Return on plan assets	(283)	(225)	(209)
Amortization of net transitional obligation	35	35	32
Amortization of prior service cost	27	13	—
Amortization of net gain	249	265	131
Loss due to settlement/curtailment	271	—	—

Net periodic pension cost	$3,477	$2,892	$2,280

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The foreign plans’ investments are managed by third-party trustees consistent with regulations or market practice of the country where the assets are invested. KLA-Tencor is not actively involved in the investment strategy nor does it have control over the target allocation of these investments. These investments made up 100% of total foreign plan assets in the fiscal years ended June 30, 2009, 2008 and 2007.

Expected funding for the foreign plans during the fiscal year ending June 30, 2010 is $0.9 million.

The total benefits to be paid from the foreign pension plans are not expected to exceed $2.0 million in any year through 2019.

Executive Savings Plan

KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their salary and bonus. Participants are credited with returns based on their allocation of their account balances among measurement funds. KLA-Tencor controls the investment of these funds and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment. As of June 30, 2009, KLA-Tencor had a deferred compensation plan related asset and liability of $107.2 million and $108.3 million included as a component of other non-current assets and other current liabilities on the Consolidated Balance Sheet, respectively. As of June 30, 2008, KLA-Tencor had a deferred compensation plan related asset and liability of $144.9 million and $144.9 million included as a component of other non-current assets and other current liabilities on the Consolidated Balance Sheet, respectively.

NOTE 12—INCOME TAXES

The components of net income (loss) before income taxes are as follows:

	Year ended June 30,
(In thousands)	2009	2008	2007
Domestic income (loss) before income taxes	$(534,439)	$511,710	$538,257
Foreign income (loss) before income taxes	(68,092)	48,524	138,978

Total net income (loss) before income taxes	$(602,531)	$560,234	$677,235

The provision for (benefit from) income taxes is comprised of the following:

(In thousands)	Year ended June 30,
	2009	2008	2007
Current:
Federal	$(136,906)	$126,807	$133,287
State	(3,545)	11,984	3,204
Foreign	32,647	40,324	27,189

	$(107,804)	$179,115	$163,680

Deferred:
Federal	43,194	34,886	(21,741)
State	31,577	(5,948)	5,534
Foreign	(46,130)	(6,902)	3,036

	28,641	22,036	(13,171)

Provision for (benefit from) income taxes	$(79,163)	$201,151	$150,509

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Actual current tax liabilities are lower than reflected above for the fiscal years ended June 30, 2009, 2008 and 2007 by $0, $4.9 million and $1.3 million, respectively, primarily due to the stock option deduction benefits recorded as increases to capital in excess of par value.

The significant components of deferred income tax assets (liabilities) are as follows:

(In thousands)	As of June 30,
	2009	2008
Deferred tax assets:
Tax credits and net operating losses	$85,714	$54,889
Employee benefits accrual	49,229	67,716
Stock-based compensation	91,611	94,433
Capitalized R&D expenses	134,166	159,489
Inventory reserves	72,963	58,129
Non-deductible reserves	42,971	72,875
Unrealized loss on investments	—	3,297
Unremitted earnings of foreign subsidiaries not permanently reinvested	—	1,210
Deferred profit	61,051	65,998
Unearned revenue	25,463	31,116
Other	27,368	12,873

Gross deferred tax assets	590,536	622,025
Valuation allowance	(38,791)	—

Net deferred tax assets	$551,745	$622,025

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries not permanently reinvested	$(9,400)	$—
Depreciation and amortization	(12,043)	(14,134)
Unrealized gain on investments	(1,526)	—
Other	(927)	(985)

Total deferred tax liabilities	(23,896)	(15,119)

Total net deferred tax assets	$527,849	$606,906

As of June 30, 2009, the Company had U.S. federal, state and foreign net operating loss (“NOL”) carry-forwards of approximately $73.8 million, $124.1 million and $34.4 million, respectively. The U.S. net operating loss and tax credit carry-forwards will expire at various dates beginning in 2017 through 2027. The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, it is not expected that such annual limitation will impair the realization of these NOLs. The state NOLs will begin to expire in 2012. State credits of $44.7 million will be carried over indefinitely. The foreign net operating loss carry-forwards will begin to expire in 2013.

For the fiscal year ended June 30, 2009, the Company generated U.S. federal and state NOLs of approximately $215.5 million and $84.0 million, respectively. The Company also generated U.S. federal and state tax credits of approximately $63.1 million and $12.6 million, respectively. The Company expects to carry back the federal NOL and federal tax credit to fiscal years ended June 30, 2007 and 2008, respectively.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The net deferred tax asset valuation allowance was $38.8 million as of June 30, 2009 compared to zero as of June 30, 2008. The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. Of the valuation allowance as of June 30, 2009, $28.4 million relates to state credit carry-forwards. The remainder of the valuation allowance relates primarily to foreign net operating loss carry-forwards.

At June 30, 2009, the Company had cumulative windfalls in excess of shortfalls of approximately $6.0 million recorded as part of capital in excess of par. Windfall tax benefits arise when a Company’s tax deductions for employee stock activity exceeds book compensation for the same activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes.

As of June 30, 2009, U.S. income taxes were not provided for on a cumulative total of approximately $209.2 million of undistributed earnings for certain non-U.S. subsidiaries. If these undistributed earnings were repatriated to the United States, they would generate foreign tax credits to reduce the federal tax liability associated with the foreign dividend. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability associated with undistributed earnings would be approximately $58.7 million.

KLA-Tencor benefits from several tax holidays in Israel and Singapore where it manufactures certain of its products. These tax holidays are on approved investments and are scheduled to expire at varying times within the next five to twelve years. The Company is in compliance with all the terms and conditions of the tax holidays. The net impact of these tax holidays was to decrease the Company’s tax expense by approximately $8.9 million, $15.9 million and $13.6 million in the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

The reconciliation of the United States federal statutory income tax rate to KLA-Tencor’s effective income tax rate is as follows:

	Year ended June 30,
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.1)	0.4	1.1
Effect of foreign operations taxed at various rates	(1.5)	4.5	(3.7)
Export sales benefit	—	—	(3.2)
Effect of change in permanently reinvested earnings	—	(3.3)	—
Research and development tax credit	1.8	(1.0)	(1.8)
Tax exempt interest	0.1	(1.4)	(2.5)
Net change in tax reserves	2.2	0.8	(1.2)
Domestic manufacturing benefit	(0.2)	(1.4)	(0.8)
Change in valuation allowance	(6.4)	—	—
Non-deductible impairment of goodwill	(16.0)	—	—
Other	(1.8)	2.3	(0.7)

Effective income tax rate	13.1%	35.9%	22.2%

On July 1, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 resulted in a reduction of retained earnings of $8.4 million.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the gross unrecognized tax benefit is as follows:

	Year ended June 30,
(In thousands)	2009	2008
Unrecognized tax benefits at the beginning of the period	$64,602	$77,119
Increases for tax positions taken in prior years	231	3,201
Decreases for tax positions taken in prior years	(11,037)	(25,791)
Increases for tax positions taken in current year	4,832	25,095
Decreases for settlements with taxing authorities	(968)	(12,693)
Decreases for lapsing of the statute of limitations	(7,922)	(2,329)

Unrecognized tax benefits at the end of the period	$49,738	$64,602

The amount of unrecognized tax benefits that would impact the effective tax rate was $49.7 million and $60.4 million as of June 30, 2009 and 2008, respectively. The balance of the gross unrecognized tax benefits is expected to be reduced by $11.7 million in the next twelve months due to the lapsing of the statute of limitations.

KLA-Tencor’s policy is to include interest and penalties related to unrecognized tax benefits within interest income and other, net. The amount of interest and penalties accrued as of June 30, 2009 and 2008 was approximately $5.9 million and $8.8 million, respectively. The Company is not under federal income tax examination at this time. The Company remains subject to federal income tax examination for all years from the year ended June 30, 2006 forward. The Company is subject to state income tax examinations for all years from the year ended June 30, 2005 forward. The Company is also subject to examinations in major foreign jurisdictions, including Israel and Singapore, for all years from the year ended June 30, 2004 forward and is currently under tax examinations in various foreign tax jurisdictions.

NOTE 13—COMMITMENTS AND CONTINGENCIES

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

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the fiscal years ended June 30, 2009 and 2008:

	Year ended June 30,
(In thousands)	2009	2008
Receivables sold under factoring agreements	$262,998	$290,250
Proceeds from sales of LCs	$27,799	$39,379
Discounting fees paid on sales of LCs(1)	$145	$232

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

Facilities. KLA-Tencor leases certain of its facilities under operating leases, which qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases and, as such, these facilities are not included on its Consolidated Balance Sheets. Rent expense was approximately $12.3 million, $11.5 million and $9.7 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following is a schedule of operating lease payments (in thousands):

Year ending June 30,	Amount
2009	$11,024
2010	6,398
2011	4,473
2012	3,503
2013	2,469
2014 and thereafter	6,363

Total minimum lease payments	$34,230

Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. KLA-Tencor’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $74.4 million as of June 30, 2009 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

The following table provides the changes in the product warranty accrual for the fiscal years ended June 30, 2009 and 2008 (in thousands):

	Year ended June 30,
	2009	2008
Beginning balance	$38,700	$52,838
Accruals for warranties issued during the period	17,320	41,476
Changes in liability related to pre-existing warranties	(2,537)	254
Settlements made during the period	(35,270)	(55,868)

Ending balance	$18,213	$38,700

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

The Company maintains guarantee arrangements of $29.1 million in various locations to fund customs guarantees for VAT and LC needs of its subsidiaries in Europe and Asia. Approximately $18.9 million was outstanding under these arrangements as of June 30, 2009.

NOTE 14—LITIGATION AND OTHER LEGAL MATTERS

Government Inquiries and SEC Settlement Relating to Historical Stock Option Practices. On May 23, 2006, the Company received a subpoena from the United States Attorney’s Office (“USAO”) requesting information relating to the Company’s past stock option grants and related accounting matters. Also on May 23, 2006, the Company received a letter from the SEC making an informal inquiry and request for information on the same subject matters. The Company learned on February 2, 2007 that the SEC had opened a formal investigation into these matters. The Company cooperated fully with the SEC investigation. On July 25, 2007, the Company announced that it had reached a settlement with the SEC by consenting to the entry of a permanent injunction against future violations of the reporting, books and records, and internal controls provisions of the federal securities laws. The settlement resolves completely the SEC investigation into the Company’s historical stock option granting practices. KLA-Tencor was not charged by the SEC with fraud, nor was the Company required to pay any civil penalty, fine or money damages as part of the settlement. On July 31, 2008, the USAO informed the Company in July 2008 that it had closed its investigation and had determined not to take any action against the Company. Both the SEC and USAO investigations with respect to the Company are now closed.

The Company has also responded to inquiries from the U.S. Department of Labor (“DOL”), which conducted an examination of the Company’s 401(k) Savings Plan prompted by the Company’s stock option issues. The Company cooperated fully with this examination, and the DOL has advised the Company that it has closed its examination with no further action, subject to confirmation of resolution of any potential claims on behalf of the Company’s 401(k) Savings Plan in connection with its investments in the Company’s stock. The Company believes there is no basis for any such claims; however, an independent fiduciary appointed to act in the best interests of the Company’s 401(k) Savings Plan has elected to participate in the previously announced settlement of the shareholder class action of all potential non-ERISA claims (described below), which will

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

involve no additional cost to the Company, and the Company has agreed to enter into a separate settlement with the independent fiduciary of any and all potential ERISA claims, in which the Company denied all liability and paid the Company’s 401(k) Savings Plan a total of $25,000. As a result, the DOL examination has been concluded without any material adverse consequence to the Company. In addition, the Internal Revenue Service conducted an audit covering calendar year 2006 related to the Company’s historical stock option practices, which was concluded in July 2008 with a payment by the Company of $0.1 million. There can be no assurance that other inquiries, investigations or actions will not be started by other United States federal or state regulatory agencies or by foreign governmental agencies.

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

The plaintiffs in the derivative actions have asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and abetting such breach, negligence, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, breach of contract, constructive fraud, rescission, and violations of California Corporations Code section 25402, as well as a claim for an accounting of all stock option grants made to the named defendants. KLA-Tencor is named as a nominal defendant in these actions. On behalf of KLA-Tencor, the plaintiffs seek unspecified monetary and other relief against the named defendants. The plaintiffs are James Ziolkowski, Mark Ziering, Alaska Electrical Pension Fund, Jeffrey Rabin and Benjamin Langford. The individual named defendants are current directors and officers Edward W. Barnholt, Robert T. Bond, Stephen P. Kaufman, and Richard P. Wallace; and former directors and officers H. Raymond Bingham, Robert J. Boehlke, Leo Chamberlain, Gary E. Dickerson, Richard J. Elkus, Jr., Dennis J. Fortino, Jeffrey L. Hall, John H. Kispert, Kenneth Levy, Michael E. Marks, Stuart J. Nichols, Arthur P. Schnitzer, Kenneth L. Schroeder, Jon D. Tompkins and Lida Urbanek. Current director David C. Wang and former director Dean O. Morton were originally named as defendants in one of the derivative actions filed in the U.S. District Court for the Northern District of California, but were dropped as named defendants as of December 22, 2006 upon the filing of a consolidated complaint in that action.

The derivative actions are at an early procedural stage. The defendants are not yet required to respond to the complaints in the actions. The Company’s Board of Directors appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to conduct an independent investigation of the claims asserted in the derivative actions and to determine the Company’s position with respect to those claims. On March 25, 2008, the SLC filed a motion to terminate the Federal Derivative Action and to approve certain settlements with Gary E. Dickerson, Kenneth Levy, Kenneth Schroeder and Jon D. Tompkins related to the claims brought against them in connection with the derivative actions. The Court denied the motion to terminate and to approve the settlements on December 12, 2008. The SLC filed an appeal and petition for writ of mandate challenging that decision to the United States Court of Appeals for the Ninth Circuit, which dismissed the appeal on May 8, 2009 and denied the petition for writ of mandate on July 10, 2009. As a result, the derivative actions remain ongoing. The defendants have not yet responded to the complaint in the Federal Derivative Action and will not be required to do so until after plaintiff has had an opportunity to amend the complaint. The parties are currently participating in a

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

mediation of the derivative claims in the Federal Action. No defendant is yet required to answer the complaints in the state court derivative actions in the California Superior Court for Santa Clara County and the Delaware Chancery Court. Response dates in the California Superior Court action have been stayed until responses are due in the Federal Derivative Action. It is not known whether the California Superior Court action will remain stayed after that time. On March 17, 2009, the Delaware Chancery Court issued an order staying the Delaware action so that the litigation of the issues can be confined to the prior Federal Derivative Action. Plaintiff sought leave to appeal the stay decision, which was denied by the Chancery Court on April 14, 2009. Plaintiff subsequently filed a notice of appeal with the Delaware Supreme Court seeking to overturn the Chancery Court’s denial of the application to appeal, which the Delaware Supreme Court denied on April 27, 2009.

The Company cannot predict whether these derivative actions are likely to result in any material recovery by or expense to KLA-Tencor.

Shareholder Class Action Litigation Relating to Historical Stock Option Practices. KLA-Tencor and various of its current and former directors and officers were named as defendants in putative securities class action filed on June 29, 2006 in the U.S. District Court for the Northern District of California. Two similar actions were filed later in the same court, and all three cases were consolidated into a single action. On September 26, 2008, Judge Charles Breyer of the Northern District granted final approval of a settlement resolving all class claims and dismissing with prejudice all claims brought by the consolidated action. The class action had alleged material misrepresentations in the Company’s SEC filings and public statements and brought claims under Section 10(b) and Rule 10b-5 thereunder, Section 14(a), Section 20(a), and Section 20A of the Securities Exchange Act of 1934 as a result of the Company’s past stock option grants and related accounting and reporting. The settlement resolved all claims against all defendants, who were KLA-Tencor, Edward W. Barnholt, H. Raymond Bingham, Robert T. Bond, Gary E. Dickerson, Richard J. Elkus, Jr., Jeffrey L. Hall, Stephen P. Kaufman, John H. Kispert, Kenneth Levy, Michael E. Marks, Stuart J. Nichols, Kenneth L. Schroeder, Jon D. Tompkins, Lida Urbanek and Richard P. Wallace.

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

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

As part of a derivative lawsuit filed in the Delaware Chancery Court on July 21, 2006, a plaintiff claiming to be a KLA-Tencor shareholder also asserted a separate putative class action claim against the Company and certain of its current and former directors and officers alleging that shareholders incurred damage due to purported dilution of KLA-Tencor common stock resulting from historical stock option granting practices. On March 17, 2009, the Delaware Chancery Court dismissed the putative class action claim and stayed the derivative claims in the action. Plaintiff sought leave to appeal this decision, which the Chancery Court denied on April 14, 2009. Plaintiff subsequently filed a notice of appeal with the Delaware Supreme Court seeking to overturn the Chancery Court’s denial of the application to appeal, which the Delaware Supreme Court denied on April 27, 2009.

A final judgment has not been entered in the Delaware Chancery Court action, and the Company cannot predict the final outcome or estimate the likelihood or potential dollar amount of any adverse result. However, an unfavorable outcome in this litigation could have a material adverse impact upon the financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

Litigation with Former CEO Kenneth Schroeder. On April 17, 2009, Kenneth Schroeder, the Company’s former Chief Executive Officer, served the Company with a lawsuit filed in the California Superior Court for Santa Clara County asserting various contract and tort claims in connection with the Company’s termination of Mr. Schroeder and the cancellation of certain of his stock options and restricted stock units in October 2006. The Company filed a motion to compel arbitration of Mr. Schroeder’s claims on June 15, 2009. The California Superior Court issued an order compelling the arbitration of his claims and staying the state court action on July 27, 2009. The Company has not yet responded to Mr. Schroeder’s claims. The Company denies having any liability and intends to vigorously defend itself against all claims asserted by Mr. Schroeder.

At this early stage of the litigation, the Company cannot predict the final outcome or estimate the likelihood or potential dollar amount of any adverse result. However, an unfavorable outcome in this litigation could have a material adverse impact upon the financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

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

Other Legal Matters. The Company is named from time to time as a party to lawsuits in the normal course of its business. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimated liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 15—RESTRUCTURING CHARGES

In March 2009, the Company announced a plan to further reduce its global workforce by approximately 10%, which followed the Company’s announcement in November 2008 of a global workforce reduction of approximately 15%. The Company is undertaking a number of cost reduction activities, including these workforce reductions, in an effort to lower its quarterly operating expense run rate in response to the current demand environment. The program in the United States is accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits—an amendment of Financial Accounting Standards Board Statements No. 5 and 43, whereas the programs in the international locations are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. During the fiscal year ended June 30, 2009, the Company recorded a $38.7 million net restructuring charge, of which $15.9 million was recorded to costs of revenues, $8.6 million to engineering, research and development expense and $14.2 million to selling, general and administrative expense. These charges represent the estimated minimum liability associated with expected termination benefits to be provided to employees after employment.

The following table shows the activity primarily related to severance and benefits expense for the fiscal year ended June 30, 2009:

(In thousands)	Year ended June 30, 2009
Beginning Balance	$1,333
Restructuring costs	40,596
Adjustments	(1,912)
Cash payments	(31,931)

Ending Balance	$8,086

Substantially all of the restructuring charges related to the Company’s workforce reductions announced in November 2008 and March 2009 are expected to be paid out by the end of calendar year 2009.

NOTE 16—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

For derivative instruments that are not designated as hedging instruments under SFAS No. 133, gains and losses are recognized in interest income and other, net. The majority of such derivatives are foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities. The gains and losses on these derivatives are largely offset by the changes in the fair value of the assets or liabilities being hedged.

The outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, were as follows:

(In thousands)	As of June 30, 2009	As of June 30, 2008
Cash flow hedge contracts
Purchase	$—	$7,413
Sell	(36,938)	(200,676)
Other foreign currency hedge contracts
Purchase	73,914	1,278,395
Sell	(106,080)	(1,402,119)

Net	$(69,104)	$(316,987)

The location and fair value amounts of the Company’s derivative instruments reported in its Consolidated Balance Sheet as of June 30, 2009 were as follows:

	Asset Derivatives		Liability Derivatives
	June 30, 2009		June 30, 2009
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	Other current assets	$441	Other current liabilities	$657

Total derivatives designated as hedging instruments under SFAS No. 133		$441		$657

Derivatives not designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	Other current assets	$1,803	Other current liabilities	$2,142
Other(1)	Other current assets	2,416

Total derivatives not designated as hedging instruments under SFAS No. 133		$4,219		$2,142

Total derivatives		$4,660		$2,799

(1)	Includes the Put Option to sell the Company’s auction rate securities at par value to UBS.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The location and amounts of designated derivative instruments’ gains and losses in the Consolidated Statement of Operations for the fiscal year ended June 30, 2009 are as follows:

(In thousands)	Amount of (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing)	(Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Year ended June 30, 2009		Year ended June 30, 2009		Year ended June 30, 2009
Foreign exchange contracts	$(5,410)	Revenues	$(9,925)	Interest income and other, net	$(597)
Foreign exchange contracts		Costs of revenues	$(589)

Total	$(5,410)		$(10,514)		$(597)

The location and amounts of non-designated derivative instruments’ gains and losses in the Consolidated Statement of Operations for the fiscal year ended June 30, 2009 are as follows:

(In thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under SFAS No. 133		Year ended June 30, 2009
Foreign exchange contracts	Interest income and other, net	$(31,929)

Total		$(31,929)

The following table provides the balances and changes in the accumulated other comprehensive income (loss) related to derivative instruments for the fiscal year ended June 30, 2009:

(In thousands)	Year ended June 30, 2009
Beginning balance	$(6,779)
Amount reclassified to income	10,514
Net change	(5,348)

Ending balance	$(1,613)

NOTE 17—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

KLA-Tencor reports one reportable segment in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. KLA-Tencor’s chief operating decision maker is the Company’s Chief Executive Officer.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

The following is a summary of revenues by geographic region for the fiscal years ended June 30, 2009, 2008 and 2007:

	Year ended June 30,
(In thousands)	2009	2008	2007
Revenues:
United States	$372,887	$518,851	$647,813
Europe & Israel	162,665	305,350	271,814
Japan	437,081	617,214	600,861
Taiwan	181,411	570,904	559,083
Korea	187,624	225,119	288,756
Asia Pacific	178,548	284,278	362,902

Total	$1,520,216	$2,521,716	$2,731,229

The following is a summary of revenues by major products for the fiscal years ended June 30, 2009, 2008 and 2007:

	Year ended June 30,
(In thousands)	2009	2008	2007
Revenues:
Defect inspection	$792,160	$1,434,282	$1,679,276
Metrology	232,838	525,109	531,493
Service	442,476	486,486	396,589
Other	52,742	75,839	123,871

Total	$1,520,216	$2,521,716	$2,731,229

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Long-lived assets by geographic region as of June 30, 2009, 2008 and 2007 were as follows:

	As of June 30,
(In thousands)	2009	2008	2007
Long-lived assets:
United States	$239,863	$383,492	$468,005
Europe & Israel	143,410	203,802	12,582
Japan	4,308	5,576	7,299
Taiwan	1,021	1,701	1,720
Korea	3,764	6,012	6,524
Asia Pacific	64,868	70,465	73,403

Total	$457,234	$671,048	$569,533

For the fiscal year ended June 30, 2009, two customers, Intel Corporation and Samsung Electronics Co., Ltd., accounted for more than 10% of total revenues. For each of the fiscal years ended June 30, 2008 and 2007, no customer accounted for more than 10% of total revenues. For the fiscal year ended June 30, 2009, two customers, Taiwan Semiconductor Manufacturing Company Limited and Intel Corporation, accounted for more than 10% of net accounts receivable. For each of the fiscal years ended June 30, 2008 and 2007, no customer accounted for more than 10% of net accounts receivable.

NOTE 18—SALE AND IMPAIRMENT OF REAL ESTATE ASSETS

During the fiscal year ended June 30, 2007, as part of the Company’s long-term business plan, the Company decided to sell certain real estate properties owned by the Company in San Jose, California and Livermore, California. Based on the valuation of these assets using relevant market indicators such as range of estimated selling prices, the Company recorded an asset impairment charge of approximately $56.8 million, which was included in selling, general and administrative expenses during the fiscal year ended June 30, 2007. During the fiscal year ended June 30, 2008, the Company completed the sale of real estate properties in Livermore, California and recognized a gain of $9.0 million as an offset to selling, general and administrative expenses. During the fiscal year ended June 30, 2009, as part of the ongoing cost reduction efforts, the Company decided to sell the remaining real estate properties owned by the Company in San Jose, California and a portion of the real estate property in Chennai, India. Based on the valuation of these assets using relevant market indicators such as range of estimated selling prices, the Company recorded asset impairment charges of approximately $2.4 million, which were included in selling, general and administrative expenses.

In addition, during the fiscal year ended June 30, 2008, the Company entered into an agreement for the sale and leaseback of certain buildings located in San Jose, California. The sale transaction, which closed on March 26, 2008, resulted in proceeds to the Company of $28.8 million and a gain on sale of $13.2 million. Under the agreement, the Company leases back the buildings for periods ranging from 3 months to 39 months (which includes the optional one year extension period). Under the provisions of SFAS No. 13, Accounting for Leases, the Company immediately recognized $8.5 million of the gain, which represents the portion of the gain in excess of the present value of the minimum lease payments, and deferred the remaining gain of $4.7 million, which will be amortized ratably in proportion to rent expense over the 39-month term of the lease. Total amount of gain recognized during the fiscal year ended June 30, 2009 and 2008 were $1.4 million and $9.1 million, respectively. The Company was recognizing the rent expense related to rental payments on a straight line basis over the term of the lease. As part of the ongoing cost reduction efforts, during the three months ended June 30, 2009, the Company vacated these buildings in an effort to consolidate the facilities and is in the process of negotiating with the landlord for an early lease termination. As a result, the Company accrued $1.6 million during the

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

three months ended June 30, 2009 for the estimated remaining lease payments. Total rent expense recorded during the fiscal years ended June 30, 2009 and 2008 related to these buildings were $3.1 million and $0.4 million, respectively.

In addition, during the fourth quarter of the fiscal year ended June 30, 2008, the Company completed the sale of certain real estate located in Chennai, India and recognized a gain of $2.0 million as an offset to selling, general and administrative expenses.

NOTE 19—RELATED PARTY TRANSACTIONS

During the fiscal years ended June 30, 2009, 2008 and/or 2007, the Company purchased from, or sold to, JDS Uniphase Corporation, Freescale Semiconductor, Inc., National Semiconductor Corp., STMicroelectronics, NV, Oracle Corporation and Cisco Systems, where one or more members of the Company’s Board of Directors, or their immediate family members, also serves (or, for the applicable time period, served) as an executive officer or board member. For the fiscal years ended June 30, 2009, 2008 and 2007, the Company’s total revenues from transactions with these parties (for the portion of such period that they were considered related) were approximately $8 million, $40 million and $40 million, respectively. In addition, for the fiscal years ended June 30, 2009, 2008 and 2007, the Company’s total purchases from transactions with these parties (for the portion of such period that they were considered related) were approximately $5 million, $8 million and $3 million, respectively. The Company had a receivable balance from these parties of approximately $1 million and $13 million at June 30, 2009 and 2008, respectively. Management believes that such transactions are at arms length and on similar terms as would have been obtained from unaffiliated third parties.

NOTE 20—SUBSEQUENT EVENTS

On August 6, 2009, the Company declared a quarterly cash dividend of $0.15 per share on the outstanding shares of the Company’s common stock, to be paid on September 1, 2009 to stockholders of record on August 17, 2009.

NOTE 21—QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended June 30, 2009 and 2008.

(In thousands, except per share data)	First quarter ended September 30, 2008	Second quarter ended December 31, 2008	Third quarter ended March 31, 2009	Fourth quarter ended June 30, 2009
Revenues	$532,513	$396,589	$309,612	$281,502
Total costs and operating expenses	$497,575	$902,220	$381,893	$316,469
Gross margin	$279,700	$158,422	$100,389	$116,881
Income (loss) from operations	$34,938	$(505,631)	$(72,281)	$(34,967)
Net income (loss)	$19,289	$(434,254)	$(82,827)	$(25,576)
Net income (loss) per share:
Basic(2)	$0.11	$(2.57)	$(0.49)	$(0.15)
Diluted(2)	$0.11	$(2.57)	$(0.49)	$(0.15)

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except per share data)	First quarter ended September 30, 2007	Second quarter ended December 31, 2007(1)	Third quarter ended March 31, 2008	Fourth quarter ended June 30, 2008
Revenues	$693,020	$635,783	$602,219	$590,694
Total costs and operating expenses	$515,742	$542,296	$477,019	$487,283
Gross margin	$387,127	$356,616	$316,569	$326,548
Income from operations	$177,278	$93,487	$125,200	$103,411
Net income	$88,158	$83,935	$110,980	$76,010
Net income per share:
Basic(2)	$0.47	$0.46	$0.62	$0.43
Diluted(2)	$0.46	$0.45	$0.61	$0.43

(1)	The Company recorded a $65.0 million charge to selling, general and administrative expenses during the three months ended December 31, 2007 on account of a settlement between the parties to resolve the Northern District Litigation relating to the Company’s historical stock option practices.
(2)	Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of KLA-Tencor Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of KLA-Tencor Corporation and its subsidiaries at June 30, 2009 and June 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, effective July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of financial Accounting Standard No. 109 and changed its method of accounting for uncertainty in income taxes.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the MIE business unit from its assessment of internal control over financial reporting as of June 30, 2009 because it was acquired by the Company in a purchase business combination during the year ended June 30, 2009. We have also excluded the MIE business unit from our audit of internal control over financial reporting. The MIE business unit is a wholly-owned subsidiary whose total assets and total revenues represent 5.0% and 2.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2009.

/s/ PricewaterhouseCoopers LLP

San Jose, California

August 6, 2009

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

The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) (Disclosure Controls) as of the end of the period covered by this Report required by Exchange Act Rules 13a-15(b) or 15d-15(b). The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on this evaluation, the Company’s CEO and CFO have concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

The Company has excluded the MIE business unit from the assessment of internal control over financial reporting as of June 30, 2009 because this entity was acquired by the Company in a purchase business combination during the fiscal year ended June 30, 2009. This entity is a wholly-owned subsidiary whose combined total assets and combined total revenues represent 5.0% and 2.8%, respectively, of the consolidated financial statement amounts of the Company as of and for the fiscal year ended June 30, 2009.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

For the information required by this Item, see “Information About Executive Officers”, “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance”, “Our Corporate Governance Practices—Standards of Business Conduct”, “Proposal One: Election of Directors” and “About the Board of Directors and Its Committees—Audit Committee” in the Proxy Statement, which is incorporated herein by reference.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the information required by this Item, see “Proposal Four: Ratification of Appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending June 30, 2010” in the Proxy Statement, which is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts	124

All other schedules are omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger relating to the acquisition of ADE Corporation	8-K	No. 000-09992	2.1	May 26, 2006

2.2	Agreement Relating to a Friendly Take-Over Bid to be Brought for ICOS Vision Systems Corporation NV, entered into between KLA-Tencor Corporation and ICOS Vision Systems Corporation NV, dated February 20, 2008	8-K	No. 000-09992	2.1	February 21, 2008

3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
3.3	Amended and Restated Bylaws of KLA-Tencor Corporation	8-K	No. 000-09992	3.1	February 19, 2009

4.1	Amended and Restated Rights Agreement dated as of April 25, 1996 between the Company and The First National Bank of Boston, as Rights Agent. This agreement includes the Form of Right Certificate as Exhibit A and the Summary of Terms of Rights as Exhibit B	8-A/A, Amendment No. 2	No. 000-09992	1	September 24, 1996

4.2	Indenture dated as of May 2, 2008 between KLA-Tencor Corporation and Wells Fargo Bank, N.A., as trustee	8-K	No. 000-09992	4.1	May 6, 2008

4.3	Form of 6.900% Senior Notes Due 2018 (included in Exhibit 4.2)	8-K	No. 000-09992	4.2	May 6, 2008

10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998

10.2	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004

10.3	2000 Nonstatutory Stock Option Plan (as amended August 2, 2002)*	S-8	No. 333-100166	10.3	September 27, 2002

10.4	2004 Equity Incentive Plan (as amended and restated)*	Proxy	No. 000-09992	Appendix A	October 11, 2007

10.5	Rules of the KLA-Tencor Corporation 2004 Equity Incentive Plan for the Grant of Restricted Stock Units to Participants in France*	10-Q	No. 000-09992	10.50	January 30, 2009

10.6	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006

10.7	Option Grant Notification*	8-K	No. 000-09992	10.1	September 29, 2005

10.8	Form of Restricted Stock Unit Award Notification (Performance-Vesting)*	8-K	No. 000-09992	10.19	September 20, 2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.9	Form of Restricted Stock Unit Award Notification (Service-Vesting)*	10-K	No. 000-09992	10.17	August 7, 2008

10.10	Form of Restricted Stock Unit Agreement*	8-K	No. 000-09992	10.20	September 20, 2006

10.11	Form of Restricted Stock Unit Agreement for U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.44	January 30, 2009

10.12	Form of Restricted Stock Unit Agreement for French Participants (approved December 2008)*	10-Q	No. 000-09992	10.45	January 30, 2009

10.13	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.46	January 30, 2009

10.14	Form of Stock Option Amendment and Special Bonus Agreement (with Chief Executive Officer)*	8-K	No. 000-09992	99.1	January 5, 2007

10.15	Form of Stock Option Amendment and Special Bonus Agreement*	8-K	No. 000-09992	99.1	November 13, 2007

10.16	Amended and Restated 1997 Employee Stock Purchase Plan (as amended November 17, 1998)*	S-8	No. 333-75944	10.1	December 26, 2001

10.17	Amended and Restated 1997 Employee Stock Purchase Plan (as amended December 2008, effective January 1, 2009)*	10-Q	No. 000-09992	10.47	January 30, 2009

10.18	Amended and Restated 1997 Employee Stock Purchase Plan (as amended March 2009, effective July 1, 2009)*	8-K	No. 000-09992	10.52	March 30, 2009

10.19	KLA Instruments Corporation Restated 1982 Stock Option Plan (as amended November 18, 1996)*	S-8	No. 333-22941	10.74	March 7, 1997

10.20	Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(1)	(1)	(1)	(1)

10.21	Amendment No. 1 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(2)	(2)	(2)	(2)

10.22	Amendment No. 2 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(3)	(3)	(3)	(3)

10.23	Amendment No. 3 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(4)	(4)	(4)	(4)

10.24	Amendment No. 4 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(5)	(5)	(5)	(5)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.25	ADE Corporation’s 1995 Stock Option Plan*	(6)	(6)	(6)	(6)

10.26	ADE Corporation 1997 Employee Stock Option Plan*	(7)	(7)	(7)	(7)

10.27	Amendment to ADE Corporation’s 1997 Employee Stock Option Plan dated April 7, 1999*	(8)	(8)	(8)	(8)

10.28	ADE Corporation’s 2000 Employee Stock Option Plan (as amended)*	(9)	(9)	(9)	(9)

10.29	Form of Indemnification Agreement for Directors and Executive Officers*	10-K	No. 000-09992	10.3	September 29, 1997

10.30	KLA-Tencor Corporation Performance Bonus Plan*+	10-Q	No. 000-09992	10.15	February 2, 2006

10.31	KLA-Tencor Corporation Outstanding Corporate Performance Bonus Plan for Fiscal 2007*+	10-K	No. 000-09992	10.23	January 29, 2007

10.32	Fiscal Year 2008 Performance Bonus Plan*+	10-Q	No. 000-09992	10.38	October 31, 2007

10.33	Fiscal Year 2009 Performance Bonus Plan*+	10-Q	No. 000-09992	10.41	October 31, 2008

10.34	Executive Deferred Savings Plan (as amended January 1, 2009)*	10-Q	No. 000-09992	10.49	January 30, 2009

10.35	Executive Severance Plan (as amended and restated February 19, 2009)*	8-K	No. 000-09992	10.51	February 19, 2009

10.36	Severance Agreement and General Release between KLA-Tencor Corporation and Gary E. Dickerson*	10-K	No. 000-09992	10.9	August 30, 2004

10.37	Amended and Restated Agreement between KLA-Tencor Corporation and Kenneth L. Schroeder*	10-Q	No. 000-09992	10.14	February 2, 2006

10.38	Separation Agreement and General Release between KLA-Tencor Corporation and Kenneth Levy*	8-K	No. 000-09992	99.1	October 30, 2006

10.39	Amendment No. 1 to Separation Agreement and General Release between KLA-Tencor Corporation and Kenneth Levy*	8-K	No. 000-09992	99.2	October 30, 2006

10.40	Agreement between KLA-Tencor Corporation and Ben Tsai (as amended and restated)*	10-K	No. 000-09992	10.26	January 29, 2007

10.41	Letter Agreement between KLA-Tencor Corporation and Brian M. Martin*	10-Q	No. 000-09992	10.28	May 7, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.42	Release Agreement between KLA-Tencor Corporation and Jorge Titinger*	10-Q	No. 000-09992	10.41	January 28, 2008

10.43	Severance and Consulting Agreement between KLA-Tencor Corporation and John Kispert*	10-Q	No. 000-09992	10.42	October 31, 2008

10.44	Letter Agreement between KLA-Tencor Corporation and Mark Dentinger*	10-Q	No. 000-09992	10.43	October 31, 2008

10.45	Letter Agreement between KLA-Tencor Corporation, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated+	10-Q	No. 000-09992	10.27	May 7, 2007

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement
+	Confidential treatment has been requested as to a portion of this exhibit.
(1)	Incorporated by reference to Exhibit 10.22 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Commission File No. 000-26911).
(2)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Registration Statement on Form S-8, filed February 22, 2002 (Commission File No. 333-83282).
(3)	Incorporated by reference to Exhibit 99.1 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).
(4)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).
(5)	Incorporated by reference to Exhibit 10.21 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005 (Commission File No. 000-26911).
(6)	Incorporated by reference to Exhibit 10.2 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (Commission File No. 000-26714).
(7)	Incorporated by reference to Exhibit 10.3 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 1999 (Commission File No. 000-26714).
(8)	Incorporated by reference to Exhibit 4.3 to ADE Corporation’s Registration Statement on Form S-8, filed February 18, 1998 (Commission File No. 333-46505).
(9)	Incorporated by reference to Exhibit 10.4 to ADE Corporation’s Registration Statement on Form S-1 (Commission File No. 33-96408).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLA-Tencor Corporation

August 6, 2009	By:	/s/ RICHARD P. WALLACE
(Date)		Richard P. Wallace
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD P. WALLACE Richard P. Wallace	President, Chief Executive Officer and Director (principal executive officer)	August 6, 2009

/s/ MARK P. DENTINGER Mark P. Dentinger	Executive Vice President and Chief Financial Officer (principal financial officer)	August 6, 2009

/s/ VIRENDRA A. KIRLOSKAR Virendra A. Kirloskar	Chief Accounting Officer (principal accounting officer)	August 6, 2009

/s/ EDWARD W. BARNHOLT Edward W. Barnholt	Chairman of the Board and Director	August 6, 2009

/s/ ROBERT P. AKINS Robert P. Akins	Director	August 6, 2009

/s/ ROBERT T. BOND Robert T. Bond	Director	August 6, 2009

/s/ ROBERT M. CALDERONI Robert M. Calderoni	Director	August 6, 2009

/s/ JOHN T. DICKSON John T. Dickson	Director	August 6, 2009

/s/ STEPHEN P. KAUFMAN Stephen P. Kaufman	Director	August 6, 2009

/s/ KEVIN J. KENNEDY Kevin J. Kennedy	Director	August 6, 2009

/s/ KIRAN M. PATEL Kiran M. Patel	Director	August 6, 2009

/s/ DAVID C. WANG David C. Wang	Director	August 6, 2009

SCHEDULE II

Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Expense	Deductions/ Adjustments	Balance At End of Period
Fiscal Year Ended June 30, 2007:
Allowance for Doubtful Accounts	$12,108	$63	$(442)	$11,729

Fiscal Year Ended June 30, 2008:
Allowance for Doubtful Accounts	$11,729	$182	$346	$12,257

Fiscal Year Ended June 30, 2009:
Allowance for Doubtful Accounts	$12,257	$23,279	$(61)	$35,475

KLA-TENCOR CORPORATION

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger relating to the acquisition of ADE Corporation	8-K	No. 000-09992	2.1	May 26, 2006

2.2	Agreement Relating to a Friendly Take-Over Bid to be Brought for ICOS Vision Systems Corporation NV, entered into between KLA-Tencor Corporation and ICOS Vision Systems Corporation NV, dated February 20, 2008	8-K	No. 000-09992	2.1	February 21, 2008

3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001

3.3	Amended and Restated Bylaws of KLA-Tencor Corporation	8-K	No. 000-09992	3.1	February 19, 2009

4.1	Amended and Restated Rights Agreement dated as of April 25, 1996 between the Company and The First National Bank of Boston, as Rights Agent. This agreement includes the Form of Right Certificate as Exhibit A and the Summary of Terms of Rights as Exhibit B	8-A/A, Amendment No. 2	No. 000-09992	1	September 24, 1996

4.2	Indenture dated as of May 2, 2008 by and between KLA-Tencor Corporation and Wells Fargo Bank, N.A., as trustee	8-K	No. 000-09992	4.1	May 6, 2008

4.3	Form of 6.900% Senior Notes Due 2018 (included in Exhibit 4.2)	8-K	No. 000-09992	4.2	May 6, 2008

10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998

10.2	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004

10.3	2000 Nonstatutory Stock Option Plan (as amended August 2, 2002)*	S-8	No. 333-100166	10.3	September 27, 2002

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.4	2004 Equity Incentive Plan (as amended and restated)*	Proxy	No. 000-09992	Appendix A	October 11, 2007

10.5	Rules of the KLA-Tencor Corporation 2004 Equity Incentive Plan for the Grant of Restricted Stock Units to Participants in France*	10-Q	No. 000-09992	10.50	January 30, 2009

10.6	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006

10.7	Option Grant Notification*	8-K	No. 000-09992	10.1	September 29, 2005

10.8	Form of Restricted Stock Unit Award Notification (Performance-Vesting)*	8-K	No. 000-09992	10.19	September 20, 2006

10.9	Form of Restricted Stock Unit Award Notification (Service-Vesting)*	10-K	No. 000-09992	10.17	August 7, 2008

10.10	Form of Restricted Stock Unit Agreement*	8-K	No. 000-09992	10.20	September 20, 2006

10.11	Form of Restricted Stock Unit Agreement for U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.44	January 30, 2009

10.12	Form of Restricted Stock Unit Agreement for French Participants (approved December 2008)*	10-Q	No. 000-09992	10.45	January 30, 2009

10.13	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.46	January 30, 2009

10.14	Form of Stock Option Amendment and Special Bonus Agreement (with Chief Executive Officer)*	8-K	No. 000-09992	99.1	January 5, 2007

10.15	Form of Stock Option Amendment and Special Bonus Agreement*	8-K	No. 000-09992	99.1	November 13, 2007

10.16	Amended and Restated 1997 Employee Stock Purchase Plan (as amended November 17, 1998)*	S-8	No. 333-75944	10.1	December 26, 2001

10.17	Amended and Restated 1997 Employee Stock Purchase Plan (as amended December 2008, effective January 1, 2009)*	10-Q	No. 000-09992	10.47	January 30, 2009

10.18	Amended and Restated 1997 Employee Stock Purchase Plan (as amended March 2009, effective July 1, 2009)*	8-K	No. 000-09992	10.52	March 30, 2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.19	KLA Instruments Corporation Restated 1982 Stock Option Plan (as amended November 18, 1996)*	S-8	No. 333-22941	10.74	March 7, 1997

10.20	Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(1)	(1)	(1)	(1)

10.21	Amendment No. 1 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(2)	(2)	(2)	(2)

10.22	Amendment No. 2 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(3)	(3)	(3)	(3)

10.23	Amendment No. 3 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(4)	(4)	(4)	(4)

10.24	Amendment No. 4 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(5)	(5)	(5)	(5)

10.25	ADE Corporation’s 1995 Stock Option Plan*	(6)	(6)	(6)	(6)

10.26	ADE Corporation 1997 Employee Stock Option Plan*	(7)	(7)	(7)	(7)

10.27	Amendment to ADE Corporation’s 1997 Employee Stock Option Plan dated April 7, 1999*	(8)	(8)	(8)	(8)

10.28	ADE Corporation’s 2000 Employee Stock Option Plan (as amended)*	(9)	(9)	(9)	(9)

10.29	Form of Indemnification Agreement for Directors and Executive Officers*	10-K	No. 000-09992	10.3	September 29, 1997

10.30	KLA-Tencor Corporation Performance Bonus Plan*+	10-Q	No. 000-09992	10.15	February 2, 2006

10.31	KLA-Tencor Corporation Outstanding Corporate Performance Bonus Plan for Fiscal 2007*+	10-K	No. 000-09992	10.23	January 29, 2007

10.32	Fiscal Year 2008 Performance Bonus Plan*+	10-Q	No. 000-09992	10.38	October 31, 2007

10.33	Fiscal Year 2009 Performance Bonus Plan*+	10-Q	No. 000-09992	10.41	October 31, 2008

10.34	Executive Deferred Savings Plan (as amended January 1, 2009)*	10-Q	No. 000-09992	10.49	January 30, 2009

10.35	Executive Severance Plan (as amended and restated February 19, 2009)*	8-K	No. 000-09992	10.51	February 19, 2009

10.36	Severance Agreement and General Release between KLA-Tencor Corporation and Gary E. Dickerson*	10-K	No. 000-09992	10.9	August 30, 2004

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.37	Amended and Restated Agreement between KLA-Tencor Corporation and Kenneth L. Schroeder*	10-Q	No. 000-09992	10.14	February 2, 2006

10.38	Separation Agreement and General Release between KLA-Tencor Corporation and Kenneth Levy*	8-K	No. 000-09992	99.1	October 30, 2006

10.39	Amendment No. 1 to Separation Agreement and General Release between KLA-Tencor Corporation and Kenneth Levy*	8-K	No. 000-09992	99.2	October 30, 2006

10.40	Agreement between KLA-Tencor Corporation and Ben Tsai (as amended and restated)*	10-K	No. 000-09992	10.26	January 29, 2007

10.41	Letter Agreement between KLA-Tencor Corporation and Brian M. Martin*	10-Q	No. 000-09992	10.28	May 7, 2007

10.42	Release Agreement between KLA-Tencor Corporation and Jorge Titinger*	10-Q	No. 000-09992	10.41	January 28, 2008

10.43	Severance and Consulting Agreement between KLA-Tencor Corporation and John Kispert*	10-Q	No. 000-09992	10.42	October 31, 2008

10.44	Letter Agreement between KLA-Tencor Corporation and Mark Dentinger*	10-Q	No. 000-09992	10.43	October 31, 2008

10.45	Letter Agreement between KLA-Tencor Corporation, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated+	10-Q	No. 000-09992	10.27	May 7, 2007

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement
+	Confidential treatment has been requested as to a portion of this exhibit.
(1)	Incorporated by reference to Exhibit 10.22 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Commission File No. 000-26911).

(2)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Registration Statement on Form S-8, filed February 22, 2002 (Commission File No. 333-83282).
(3)	Incorporated by reference to Exhibit 99.1 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).
(4)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).
(5)	Incorporated by reference to Exhibit 10.21 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005 (Commission File No. 000-26911).
(6)	Incorporated by reference to Exhibit 10.2 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (Commission File No. 000-26714).
(7)	Incorporated by reference to Exhibit 10.3 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 1999 (Commission File No. 000-26714).
(8)	Incorporated by reference to Exhibit 4.3 to ADE Corporation’s Registration Statement on Form S-8, filed February 18, 1998 (Commission File No. 333-46505).
(9)	Incorporated by reference to Exhibit 10.4 to ADE Corporation’s Registration Statement on Form S-1 (Commission File No. 33-96408).