Form 10-Q
period 2009-09-30
KLA TENCOR CORP
filed 2009-10-30
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 14, 2009, there were 170,892,034 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KLA-TENCOR CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)	September 30, 2009	June 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$540,839	$524,967
Marketable securities	846,393	804,917
Accounts receivable, net	243,924	210,143
Inventories, net	347,199	370,206
Deferred income taxes	251,917	261,121
Other current assets	251,189	227,263

Total current assets	2,481,461	2,398,617
Land, property and equipment, net	283,160	291,878
Goodwill	338,318	329,379
Purchased intangibles, net	140,879	149,080
Other non-current assets	432,452	440,584

Total assets	$3,676,270	$3,609,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,561	$63,485
Deferred system profit	114,722	95,820
Unearned revenue	59,025	63,237
Other current liabilities	355,746	341,441

Total current liabilities	605,054	563,983
Non-current liabilities:
Long-term debt	745,339	745,204
Income tax payable	50,631	49,738
Unearned revenue	5,837	6,058
Other non-current liabilities	63,013	60,163

Total liabilities	1,469,874	1,425,146
Commitments and contingencies (Note 13 and Note 14)
Stockholders’ equity:
Common stock and capital in excess of par value	855,830	835,477
Retained earnings	1,360,941	1,370,132
Accumulated other comprehensive loss	(10,375)	(21,217)

Total stockholders’ equity	2,206,396	2,184,392

Total liabilities and stockholders’ equity	$3,676,270	$3,609,538

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
(In thousands, except per share data)	2009	2008
Revenues:
Product	$229,251	$405,496
Service	113,436	127,017

Total revenues	342,687	532,513

Costs and operating expenses:
Costs of revenues	171,892	252,813
Engineering, research and development	78,209	114,361
Selling, general and administrative	77,636	118,490
Goodwill and purchased intangible assets impairment	—	11,911

Total costs and operating expenses	327,737	497,575

Income from operations	14,950	34,938
Interest income and other, net	21,299	18,050
Interest expense	13,457	13,873

Income before income taxes	22,792	39,115
Provision for income taxes	2,387	19,826

Net income	$20,405	$19,289

Net income per share:
Basic	$0.12	$0.11

Diluted	$0.12	$0.11

Cash dividend paid per share	$0.15	$0.15

Weighted average number of shares:
Basic	170,698	172,088

Diluted	172,718	174,386

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended September 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income	$20,405	$19,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,134	42,708
Goodwill, purchased intangible asset and long-lived asset impairment charges	—	12,358
Gain on sale of real estate assets	(2,824)	(1,368)
Non-cash stock-based compensation	20,199	34,382
Tax charge from equity awards	(5,133)	(618)
Excess tax benefit from equity awards	—	(1,689)
Net gain on sale of marketable securities and other investments	(1,292)	(128)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Decrease (increase) in accounts receivable, net	(28,279)	131,364
Decrease (increase) in inventories	26,971	(16,739)
Decrease (increase) in other assets	(46,368)	50,623
Increase (decrease) in accounts payable	11,288	(9,881)
Increase (decrease) in deferred system profit	18,902	(68,667)
Increase (decrease) in other liabilities	36,246	(110,277)

Net cash provided by operating activities	73,249	81,357

Cash flows from investing activities:
Acquisition of business, net of cash received	—	(127,023)
Capital expenditures, net	(3,635)	(10,132)
Proceeds from sale of real estate assets	—	2,466
Purchase of available-for-sale securities	(263,646)	(394,378)
Proceeds from sale and maturity of available-for-sale securities	221,588	269,235
Purchase of trading securities	(23,573)	(8,939)
Proceeds from sale of trading securities	29,145	11,704

Net cash used in investing activities	(40,121)	(257,067)

Cash flows from financing activities:
Issuance of common stock	2,917	5,967
Tax withholding payment related to vested and released restricted stock units	(1,833)	(10,342)
Common stock repurchases	—	(177,469)
Payment of dividends to stockholders	(25,606)	(25,840)
Excess tax benefit from equity awards	—	1,689

Net cash used in financing activities	(24,522)	(205,995)

Effect of exchange rate changes on cash and cash equivalents	7,266	(12,942)

Net increase (decrease) in cash and cash equivalents	15,872	(394,647)
Cash and cash equivalents at beginning of period	524,967	1,128,106

Cash and cash equivalents at end of period	$540,839	$733,459

Supplemental cash flow disclosures:
Income taxes paid, net	$10,591	$11,042

Interest paid	$246	$424

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation. The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the SEC on August 7, 2009.

The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company has included the results of operations of acquired companies from the date of acquisition.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”) in June 2009.

The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2010.

Certain reclassification has been made to prior year financial statements to conform to the current year presentation. Starting in the second quarter of fiscal year 2009, goodwill and purchased intangible assets impairment has been presented as a separate line item in the Condensed Consolidated Statements of Operations (previously reported as a component of the respective operating expenses). This reclassification had no effect on the consolidated operating results as previously reported.

The Company has evaluated material subsequent events through October 29, 2009, the date these condensed consolidated financial statements were issued, and no additional items were noted that need to be disclosed.

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

Recent Accounting Pronouncements. In September 2009, the FASB’s Emerging Issues Task Force (“EITF”) issued authoritative guidance addressing revenue arrangements with multiple deliverables. The guidance requires revenue to be allocated to multiple elements using relative fair value based on vendor-specific-objective-evidence, third party evidence or estimated selling price. The residual method also becomes obsolete under this guidance. This guidance is effective for the Company’s interim reporting period ending on September 30, 2010. The Company is currently evaluating the impact of the implementation of this guidance on its financial position, results of operations and cash flows.

In September 2009, FASB’s EITF issued authoritative guidance addressing certain revenue arrangements that include software elements. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. This guidance is effective for the Company’s interim reporting period ending on September 30, 2010. The Company is currently evaluating the impact of the implementation of this guidance on its financial position, results of operations and cash flows.

In August 2009, the FASB issued authoritative guidance for measuring liabilities at fair value that reaffirms the existing definition of fair value and reintroduces the concept of entry value into the determination of fair value of liabilities. Entry value is the amount an entity would receive to enter into an identical liability. The guidance is effective for the Company’s interim reporting period ending on December 31, 2009. The Company is currently evaluating the impact of the guidance on its financial position, results of operations and cash flows.

In June 2009, the FASB issued authoritative guidance for consolidations that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is effective for its interim reporting period ending on September 30, 2010. The Company is currently evaluating the impact of the guidance on its financial position, results of operations and cash flows.

In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This guidance is effective for the Company’s interim reporting period ended on September 30, 2009 and only impacts references for accounting guidance.

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance will require such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company did not complete any business combination during the three months ended September 30, 2009, and the effect on future periods will depend on the nature and significance of business combinations subject to this guidance.

In April 2009, FASB issued authoritative guidance to increase the frequency of fair value disclosures of financial instruments, thereby enhancing consistency in financial reporting. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this guidance, fair values for these types of financial assets and liabilities have only been disclosed once a year. The guidance requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this guidance is effective for the Company’s interim reporting period ended on September 30, 2009. The implementation did not have a material impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature.

In December 2008, the FASB issued authoritative guidance for an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance requires annual disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The annual disclosure requirement under this guidance is effective for the Company’s fiscal year beginning July 1, 2009. The guidance does not change the accounting treatment for postretirement benefit plans.

On August 27, 2008, the SEC announced that they will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, the Company could be required in fiscal year 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In April 2008, the FASB issued authoritative guidance for general intangibles other than goodwill, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for intangible assets acquired on or after July 1, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – FAIR VALUE MEASUREMENTS

Effective July 1, 2008, the Company adopted authoritative guidance for fair value measurement and disclosure provisions of fair value measurements of financial and nonfinancial assets and liabilities that were already subject to fair value measurements under current accounting rules. This guidance also required expanded disclosures related to fair value measurements.

On July 1, 2009, the Company adopted the newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company’s financial assets are measured and recorded at fair value, except for equity investments in privately-held companies. These equity investments are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. The Company’s non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred.

Concurrently with the July 1, 2008 adoption of the fair value measurement and disclosure guidance for financial assets and liabilities, the Company adopted the authoritative guidance that permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. As of September 30, 2009, the Company did not elect the fair value option under this guidance for any financial assets and liabilities that were not previously measured at fair value, with the exception of the Put Option related to the auction rate securities repurchase agreement with UBS AG referenced in Note 4, “Marketable Securities.”

Fair Value Hierarchy. The authoritative guidance for fair value measurements establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the guidance are described below:

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

The principal market in which the Company executes our foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. The Company’s foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 were as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income securities	$1,241,300	$704,896	$501,197	$35,207
Derivative assets	2,818	—	431	2,387
Other assets	115,671	115,671	—	—

Total financial assets	$1,359,789	$820,567	$501,628	$37,594

Derivative liabilities	$(2,387)	$—	$(2,387)	$—

Total financial liabilities	$(2,387)	$—	$(2,387)	$—

Assets and liabilities measured at fair value on a recurring basis were included in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2009 as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$394,907	$394,907	$—	$—
Marketable securities	846,393	309,989	501,197	35,207
Other current assets	2,818	—	431	2,387
Other non-current assets	115,671	115,671	—	—

Total financial assets	$1,359,789	$820,567	$501,628	$37,594

Other current liabilities	$(2,387)	$—	$(2,387)	$—

Total financial liabilities	$(2,387)	$—	$(2,387)	$—

Changes in our Level 3 securities for the three months ended September 30, 2009 and 2008 were as follows:

	(Level 3)
	Three months ended September 30,
	2009	2008
Beginning aggregate estimated fair value of Level 3 securities	$40,584	$42,147
Total realized and unrealized gains
Unrealized gain included in other comprehensive income	—	22
Unrealized gain included in income	35	—
Net settlements	(3,025)	(750)

Ending Aggregate estimated fair value of Level 3 securities	$37,594	$41,419

NOTE 3 – BALANCE SHEET COMPONENTS

(In thousands)	September 30, 2009	June 30, 2009
Accounts receivable, net
Accounts receivable, gross	$279,335	$245,618
Allowance for doubtful accounts	(35,411)	(35,475)

	$243,924	$210,143

Inventories, net
Customer service parts	$141,393	$146,724
Raw materials	86,642	99,383
Work-in-process	71,988	66,292
Finished goods and demonstration equipment	47,176	57,807

	$347,199	$370,206

Other current assets
Prepaid expenses	$69,325	$61,854
Income tax related receivables	158,373	138,500
Other current assets	23,491	26,909

	$251,189	$227,263

Land, property and equipment, net
Land	$52,675	$52,493
Buildings and improvements	133,316	132,872
Machinery and equipment	405,142	410,643
Office furniture and fixtures	24,013	23,976
Leasehold improvements	104,326	106,811
Construction in progress	979	1,171

	720,451	727,966
Less: accumulated depreciation	(437,291)	(436,088)

	$283,160	$291,878

Other non-current assets
Long-term investments	$136,816	$128,776
Deferred tax assets – long-term	279,207	295,536
Other	16,429	16,272

	$432,452	$440,584

Other current liabilities
Warranty and retrofit obligations	$17,896	$21,812
Compensation and benefits	200,146	176,828
Income taxes payable	17,152	15,536
Interest payable	21,706	8,769
Accrued litigation costs	8,129	4,848
Other accrued expenses	90,717	113,648

	$355,746	$341,441

NOTE 4 – MARKETABLE SECURITIES

The amortized costs and estimated fair value of marketable securities as of September 30, 2009 and June 30, 2009 are as follows:

As of September 30, 2009 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$69,453	$188	$—	$69,641
U.S. Government agency securities	272,226	2,032	(10)	274,248
Municipal bonds	35,016	379	(9)	35,386
Corporate debt securities	400,988	5,649	(195)	406,442
Money market, bank deposits and other	402,903	—	—	402,903
Sovereign securities	17,322	151	—	17,473
Auction rate securities	37,625	—	(2,418)	35,207

Subtotal	1,235,533	8,399	(2,632)	1,241,300
Less: Cash equivalents	394,907	—	—	394,907

Marketable securities	$840,626	$8,399	$(2,632)	$846,393

As of June 30, 2009 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$85,843	$576	$(7)	$86,412
U.S. Government agency securities	277,762	2,089	(155)	279,696
Municipal bonds	30,228	260	(68)	30,420
Corporate debt securities	349,522	3,478	(557)	352,443
Money market, bank deposits and other	325,014	—	—	325,014
Sovereign securities	10,319	73	(31)	10,361
Auction rate securities	40,650	—	(2,482)	38,168

Subtotal	1,119,338	6,476	(3,300)	1,122,514
Less: Cash equivalents	317,597	—	—	317,597

Marketable securities	$801,741	$6,476	$(3,300)	$804,917

KLA-Tencor’s investment portfolio consists of both corporate and government securities that have a maximum maturity of 3 years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity. The following table summarizes the fair value and gross unrealized losses of its investments, aggregated by investment instrument and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2009:

(In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Government agency securities	$11,409	$(10)
Municipal bonds	907	(9)
Corporate debt securities	56,211	(195)
Auction rate securities	35,207	(2,418)

Total	$103,734	$(2,632)

(1)	Of the total gross unrealized losses, there were no amounts that have been in a loss position for 12 months or more.

The contractual maturities of securities classified as available-for-sale as of September 30, 2009, regardless of the consolidated balance sheet classification, are as follows:

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$177,720	$179,047
Due after one year through three years	619,991	632,139

	$797,711	$811,186

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized gain for the three months ended September 30, 2009 was approximately $1.2 million.

The Company’s investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by the Company are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa. In February 2008, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that the Company held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. Prior to June 30, 2009, a total of $7.6 million of the auction rate securities held by the Company were called at par value by the issuer (therefore no losses were recognized on these securities). During the three months ended September 30, 2009, an additional $3.0 million of the auction rate securities were called at par value by the issuer. The fair value of the auction rate securities at September 30, 2009 was $35.2 million, which is included in marketable securities under current assets.

By letter dated August 8, 2008, the Company received notification from UBS AG (“UBS”), in connection with a settlement entered into between UBS and certain regulatory agencies, offering to repurchase all of the Company’s auction rate security holdings at par value. The Company formally accepted the settlement offer and entered into a repurchase agreement (“Agreement”) with UBS on November 11, 2008 (“Acceptance Date”). By accepting the Agreement, the Company (1) received the right (“Put Option”) to sell its auction rate securities at par value to UBS between June 30, 2010 and June 30, 2012 and (2) gave UBS the right to purchase the auction rate securities from the Company any time after the Acceptance Date as long as the Company receives the par value. The Company’s intention is to exercise its right with UBS to sell these auction rate securities at par value at the earliest date possible, which is June 30, 2010. However, if the Put Option is not exercised before June 30, 2012, it will expire, and UBS will have no further rights or obligation to buy the auction rate securities.

The Agreement covers $37.6 million par value (fair value of $35.2 million) of the auction rate securities held by the Company as of September 30, 2009. The Company is accounting for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option during the three months ended September 30, 2009. The fair value of the Put Option was $2.4 million as of September 30, 2009 and June 30, 2009.

During the three months ended December 31, 2008, the Company made an election pursuant to authoritative guidance for debt and equity investments to transfer these auction rate securities from available-for-sale to trading securities. The transfer to trading securities reflects the Company’s intent to exercise the Put Option during the period June 30, 2010 to June 30, 2012. During the three months ended September 30, 2009, the Company recognized a decrease in the fair value of the auction rate securities of $0.1 million, which is included in interest income and other, net.

The Company expects that the future changes in the fair value of the Put Option will continue to be largely offset by the fair value movements in the auction rate securities. The Company estimated the fair value of the auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. The Company estimated the fair value of the Put Option using the expected value that the Company will receive from UBS, which was calculated as the difference between the anticipated recognized losses and par value of the auction rate securities as of the option exercise date. This value was discounted by using UBS’s credit default swap rate to account for the credit considerations of the counterparty risk. The Company does not believe that the lack of liquidity of its auction rate securities will have a material impact on its overall ability to meet its cash requirements for the foreseeable future.

Executive Savings Plan

The Company has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their salary and bonus. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds and the participants remain general creditors of the Company. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment. The Company classifies these deferred compensation plan investments as trading securities. As of September 30, 2009, the Company had a deferred compensation plan related asset and liability of $115.7 million and $117.0 million included as a component of other non-current assets and other current liabilities on the Condensed Consolidated Balance Sheet, respectively. As of June 30, 2009, the Company had a deferred compensation plan related asset and liability of $107.2 million and $108.3 million included as a component of other non-current assets and other current liabilities on the Condensed Consolidated Balance Sheet, respectively.

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

The following table represents the final purchase price allocation and summarizes the aggregate estimated fair values of the net assets acquired on the closing date of the acquisition of the MIE business unit:

(In thousands)	Final Purchase Price Allocation
Cash	$14,219
Current assets	60,094
Intangibles:
Existing technology	39,800
Patents	18,200
Trade name/Trademarks	4,800
Customer relationships	19,300
In-process R&D (“IPR&D”)	8,600
Backlog	6,750
Other intangible assets	9,950
Noncurrent assets	2,749
Goodwill	33,071
Liabilities assumed	(61,915)

Cash consideration – paid	$155,618

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $33.1 million of goodwill was assigned to the defect inspection reporting unit, and is not expected to be deductible for tax purposes. This acquisition has provided the Company with a line of mask registration measurement tools to complement the Company’s existing mask inspection products. In addition, through the acquisition the Company has acquired a provider of SEM-based tools for mask critical dimension measurement. Other technologies of the MIE business unit acquired by the Company in the transaction include macro defect inspection systems, overlay measurement systems for microelectromechanical systems (“MEMS”) applications and software packages for defect classification and data analysis.

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

The Company expensed IPR&D of $8.6 million upon the completion of the acquisition of the MIE business unit in the three months ended September 30, 2008, in connection with acquired intellectual property for which technological feasibility had not been established and no future alternative uses existed.

NOTE 6 – GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The following table presents goodwill balances and the movements during the three months ended September 30, 2009:

(In thousands)	Amount
As of June 30, 2009	$329,379
Acquisition	—
Adjustments	8,939

As of September 30, 2009	$338,318

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company completed its annual evaluation of the goodwill by reporting unit as at December 31, 2008. As a result of the global economic downturn, reductions to the Company’s revenue, operating income, and cash flow forecasts, and a significant reduction in the Company’s market capitalization, the Company determined that the goodwill related to its Metrology reporting unit was impaired. As a result, the Company recorded an impairment charge of $272.1 million, which represented the entire goodwill amount related to the Metrology reporting unit, during the three months ended December 31, 2008. The Company’s assessment of goodwill impairment indicated that the fair values of the Company’s Defect Inspection, Service, and Other reporting units exceeded their estimated carrying values and therefore goodwill in those reporting units was not impaired. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of the fiscal year ended June 30, 2009.

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the recent economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing as at December 31, 2008 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the second quarter of fiscal year 2010 if any triggering event occurs outside of the quarter during which the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Adjustments to goodwill during the three months ended September 30, 2009 resulted primarily from foreign currency translation adjustments.

Purchased Intangible Assets

The components of purchased intangible assets as of September 30, 2009 and June 30, 2009 were as follows:

(In thousands)		As of September 30, 2009			As of June 30, 2009
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	4-7 years	$132,051	$61,143	$70,908	$131,966	$56,367	$75,599
Patents	6-13 years	57,656	29,443	28,213	57,626	27,847	29,779
Trade name / Trademark	4-10 years	19,629	9,693	9,936	19,616	9,221	10,395
Customer relationships	6-7 years	54,445	23,154	31,291	54,409	21,673	32,736
Other	0-1 year	16,806	16,275	531	16,759	16,188	571

Total		$280,587	$139,708	$140,879	$280,376	$131,296	$149,080

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the fiscal year ended June 30, 2008, the Company identified a certain business unit as held for sale. During the three months ended September 30, 2008, based on the revised estimated selling price of that business unit, the Company determined that the carrying amount of certain related net assets further exceeded fair value by $11.9 million. As a result, an additional impairment charge of $11.9 million, of which $4.5 million related to goodwill impairment and $7.4 million related to intangible assets impairment, was recorded during the three months ended September 30, 2008.

For the three months ended September 30, 2009 and 2008, amortization expense for purchased intangible assets was $8.3 million and $24.9 million, respectively. Based on the intangible assets recorded as of September 30, 2009, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (in thousands)
2010 (remaining 9 months)	$25,036
2011	32,375
2012	29,600
2013	20,327
2014	14,958
Thereafter	18,583

Total	$140,879

NOTE 7 – LONG-TERM DEBT

In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as at September 30, 2009.

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

Based on the trading prices of the debt at September 30, 2009 and June 30, 2009, the estimated fair value of the debt at September 30, 2009 and June 30, 2009 were $782.0 million and $702.0 million, respectively.

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

Except for options granted to non-employee directors as part of their regular compensation package for service through the end of the first quarter of fiscal year 2008, the Company has granted only restricted stock units under its equity incentive program since September 2006. For the preceding several years until June 30, 2006, stock options were generally granted at the market price of the Company’s common stock on the date of grant (except for the retroactively priced options which were granted primarily prior to the fiscal year ended June 30, 2002), with a vesting period of five years and an exercise period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as service-based or performance-based vesting. Substantially all of the Company’s employees that meet established performance goals and qualify as key employees participate in its main equity incentive plan.

On October 18, 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”) which provides for the grant of options to purchase shares of its common stock, stock appreciation rights, restricted stock, performance shares, performance units and deferred stock units to its employees, consultants and members of its Board of Directors. The 2004 Plan permits the issuance of up to 21.0 million shares of common stock, of which 2.1 million shares were available for grant as of September 30, 2009. Any 2004 Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto. Total options outstanding under all plans as of September 30, 2009 were 12.5 million shares with a weighted-average remaining contractual term of 3.3 years. During the three months ended September 30, 2009, approximately 0.3 million restricted stock units were granted to senior management with performance-based and service-based vesting criteria.

The following table summarizes the combined activity under the Company’s equity incentive plans for the indicated period:

(In thousands)	Available For Grant
Balances at June 30, 2009(1)	7,702
Plan shares expired	(224)
Restricted stock units granted(2)	(5,074)
Restricted stock units canceled(2)	847
Restricted stock units traded for taxes	116
Options canceled/expired/forfeited	356

Balances at September 30, 2009(1)	3,723

(1)	Includes shares available for issuance under the Company’s 1998 Outside Director Option Plan (the “Outside Director Plan”), which only permits the issuance of stock options to the Company’s non-employee directors. As of September 30, 2009, approximately 1.6 million shares were available for grant under the Outside Director Plan.
(2)	Any 2004 Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto.

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

The following table shows pre-tax stock-based compensation expense for the three months ended September 30, 2009 and 2008:

(In thousands)	Three months ended September 30,
	2009	2008
Stock-based compensation expense by:
Costs of revenues	$3,288	$5,456
Engineering, research and development	6,603	9,972
Selling, general and administrative	10,308	18,954

Total stock-based compensation	$20,199	$34,382

Stock Options

The following table shows the applicable number of stock options and weighted-average exercise price for stock option granted, exercised, expired, and forfeited during the three months ended September 30, 2009:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2009	12,979	$43.49
Granted	—	$—
Exercised	(91)	$32.17
Cancelled/expired/forfeited	(356)	$43.22
Outstanding stock options as of September 30, 2009	12,532	$43.58
Exercisable as of September 30, 2009	11,756	$43.42

The Company has not issued any stock options since November 1, 2007.

The authoritative guidance on stock-based compensation permits companies to select the option-pricing model used to estimate the fair value of their stock-based compensation awards. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was based on market-based implied volatility from traded options on the Company’s stock.

The following table shows total intrinsic value of options exercised, total cash received from employees as a result of employee stock option exercises, and tax benefits realized in connection with these stock option exercises for the three months ended September 30, 2009 and 2008:

(In thousands, except for weighted-average grant date fair value per share)	Three months ended September 30,
	2009	2008
Total intrinsic value of options exercised	$210	$9,149
Total cash received from employees as a result of employee stock option exercises	2,917	5,967
Tax benefits realized in connection with these stock option exercises	77	3,217

As of September 30, 2009, 11.8 million options were exercisable with a weighted-average remaining contractual term of 3.2 years. The aggregate intrinsic value for the options exercisable as of September 30, 2009 was $8.7 million. As of September 30, 2009, the unrecognized stock-based compensation balance related to stock options was $10.8 million and will be recognized over an estimated weighted-average amortization period of 1.1 years.

The Company settles employee stock option exercises with newly issued common shares except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.

The following table shows stock-based compensation capitalized as inventory and deferred system profit as of September 30, 2009 and June 30, 2009:

(In thousands)	September 30, 2009	June 30, 2009
Inventory	$6,430	$6,561
Deferred system profit	—	—

Restricted Stock Units

The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, traded for taxes, and forfeited during the three months ended September 30, 2009 and restricted stock units outstanding as of September 30, 2009 and June 30, 2009:

Restricted Stock Units	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2009	5,464	$24.77
Granted	2,819	$22.16
Vested and released	(94)	$36.59
Traded for taxes	(64)	$36.39
Forfeited	(471)	$25.49

Outstanding restricted stock units as of September 30, 2009	7,654	$23.52

The restricted stock units granted by the Company since the beginning of the fiscal year ended June 30, 2007 generally vest in two equal installments on the second and fourth anniversaries of the date of grant. Prior to the fiscal year ended June 30, 2007, the restricted stock units granted by the Company generally vested in two equal installments over four or five years from the anniversary date of the grant. The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The restricted stock units have been awarded under the Company’s 2004 Plan, and each unit will entitle the recipient to one share of common stock when the applicable vesting requirements for that unit are satisfied. However, for each share actually issued under the awarded restricted stock units, the share reserve under the 2004 Plan will be reduced by 1.8 shares, as provided under the terms of the 2004 Plan.

As of September 30, 2009, the unrecognized stock-based compensation balance related to restricted stock units was $136.9 million and will be recognized over an estimated weighted-average amortization period of 2.1 years.

In connection with the vested and released restricted stock units, the Company realized tax benefits as follows:

(In thousands)	Three months ended September 30,
	2009	2008
Tax benefits realized in connection with vested and released restricted stock units	$1,638	$11,679

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

During the quarter ended March 31, 2009, the Company’s Board of Directors approved further amendments to the ESPP in continuation of the Company’s cost reduction efforts. These most recent amendments to the ESPP (a) eliminate the look-back feature (i.e., the reference to the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period) and (b) reduce the purchase price discount from 15% to 5%. These changes were effective July 1, 2009, such that the purchase price with respect to each offering period beginning on or after such date will be 95% of the fair market value of the Company’s common stock on the purchase date.

The Company estimated the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended September 30,
	2009		2008
Stock purchase plan:
Expected stock price volatility	(	*)	41%
Risk free interest rate	(	*)	1.8%
Dividend yield	(	*)	1.4%
Expected life of options (in years)	(	*)	1.3

*	These most recent amendments to the ESPP eliminate the look-back feature. No compensation cost is recognized as the purchase price is based solely on the market price of the shares at the purchase date and the discount on the purchase price is 5%.

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to issue under the ESPP during the forthcoming fiscal year. During the fiscal year ended June 30, 2009, a total of 2.0 million additional shares were reserved under the ESPP, and an additional 2.0 million shares are expected to be reserved under the ESPP during the fiscal year ending June 30, 2010. As of September 30, 2009 (without taking into account any shares expected to be added to the ESPP with respect to the fiscal year ending June 30, 2010), a total of 1.4 million shares were reserved and available for issuance under the ESPP.

In connection with the disqualifying dispositions of shares purchased under the ESPP, the Company realized tax benefits as the following:

(In thousands)	Three months ended September 30,
	2009	2008
Tax benefits realized in connection with disqualifying dispositions of ESPP shares	$713	$226

Executive Severance and Consulting Agreement

During August 2008, the Company announced that effective January 1, 2009, John H. Kispert, the Company’s former President and Chief Operating Officer, would cease to be an employee of the Company. In accordance with the terms of a Severance and Consulting Agreement entered into between the Company and Mr. Kispert dated August 28, 2008, Mr. Kispert received, in addition to certain cash payments and benefits, the following benefits related to his outstanding equity awards: (i) accelerated, pro-rated vesting of the unvested portion (as of the date that his employment with the Company terminated of all of his outstanding restricted stock units, such that a percentage of the unvested portion of each such restricted stock unit grant, representing the portion of the entire service vesting period under such grant that would have been served by Mr. Kispert as of the date that he ceased to be an employee of the Company, was be accelerated; (ii) the acceleration of the delivery of all restricted stock units for which vesting is accelerated in accordance with the provisions of the Severance and Consulting Agreement; and (iii) the extension of the post-termination exercise period of each of Mr. Kispert’s stock options so that each such option will remain exercisable for twelve months following the date Mr. Kispert ceased to be an employee of the Company, but in no event beyond the original term of the award. In connection with the stock-related benefits agreed to under such agreement, the Company recorded an additional non-cash, stock-based compensation charge of approximately $4.7 million during the three months ended September 30, 2008, which is included as a component of selling, general and administrative (“SG&A”) expense.

NOTE 9 – STOCK REPURCHASE PROGRAM

Since July 1997, the Board of Directors has authorized the Company to systematically repurchase up to 62.8 million shares of its common stock under the repurchase program in the open market. This plan was put into place to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans, and to return excess cash to the Company’s shareholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. In October 2008, the Company suspended its stock repurchase program. At September 30, 2009, 9.8 million shares were available for repurchase under the Company’s repurchase program.

Share repurchases for the three months ended September 30, 2009 and 2008 were as follows:

(In thousands)	Three months ended September 30,
	2009	2008
Number of shares of common stock repurchased	—	4,960
Total cost of repurchase	—	$180,041

NOTE 10 – NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share data)	Three months ended September 30,
	2009	2008
Numerator:
Net income	$20,405	$19,289
Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock units	170,698	172,088
Effect of dilutive options and restricted stock	2,020	2,298

Denominator for diluted earnings per share	172,718	174,386

Basic earnings per share	$0.12	$0.11
Diluted earnings per share	$0.12	$0.11
Anti-dilutive securities excluded from the computation of diluted net income per share	12,242	12,572

The total amount of dividends paid during the three months ended September 30, 2009 and 2008 were $25.6 million and $25.8 million, respectively.

NOTE 11 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, are as follows:

(In thousands)	Three months ended September 30,
	2009	2008
Net income	$20,405	$19,289
Other comprehensive income (loss):
Currency translation adjustments	9,089	(63,623)
Gain on cash flow hedging instruments, net	162	2,137
Change in unrecognized losses and transition obligation related to pension and post retirement plans	18	170
Unrealized gain (loss) on investments, net	1,573	(2,530)

Other comprehensive income (loss)	$10,842	$(63,846)
Total comprehensive income (loss)	$31,247	$(44,557)

NOTE 12 – INCOME TAXES

The Company recorded a provision of $2.4 million for the three months ended September 30, 2009, which is an effective tax rate of 10.5%. The effective tax rate for the three months ended September 30, 2009 was an expense on income before taxes. The tax expense was reduced by approximately 18 percentage points in the three months ended September 30, 2009 due to a non-taxable increase in the assets held within the Executive Deferred Savings Plan.

The effective tax rate for the fiscal year ended June 30, 2009 was a benefit of 13.1% on a loss before income taxes. The tax benefit was reduced by approximately 16 percentage points for the fiscal year ended June 30, 2009 due to the effect of a $276.6 million goodwill impairment charge, which is non-deductible for tax purposes.

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is not under United States federal income tax examination at this time. The Company remains subject to federal income tax examination for all years beginning from the fiscal year ended June 30, 2006. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2005. The Company is also subject to examinations in major foreign jurisdictions, including Japan, Israel and Singapore, for all years beginning from the fiscal year ended June 30, 2004 and is currently under tax examinations in various other foreign tax jurisdictions. It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that it may recognize $11.7 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations, and the resolution of agreements with various foreign tax authorities.

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

The Company has also responded to inquiries from the U.S. Department of Labor (“DOL”), which conducted an examination of the Company’s 401(k) Savings Plan prompted by the Company’s stock option issues. The Company cooperated fully with this examination, and the DOL has advised the Company that it has closed its examination with no further action, subject to confirmation of resolution of any potential claims on behalf of the Company’s 401(k) Savings Plan in connection with its investments in the Company’s stock. The Company believes there is no basis for any such claims; however, an independent fiduciary appointed to act in the best interests of the Company’s 401(k) Savings Plan has elected to participate in the previously announced settlement of the shareholder class action of all potential non-ERISA claims (described below), which will involve no additional cost to the Company, and the Company has entered into a separate settlement with the independent fiduciary of any and all potential ERISA claims, in which the Company denied all liability and paid the Company’s 401(k) Savings Plan a total of $25,000. As a result, the DOL examination has been concluded without any material adverse consequence to the Company. In addition, the Internal Revenue Service conducted an audit covering calendar year 2006 related to the Company’s historical stock option practices, which was concluded in July 2008 with a payment by the Company of $0.1 million. There can be no assurance that other inquiries, investigations or actions will not be started by other United States federal or state regulatory agencies or by foreign governmental agencies.

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

The derivative actions are at an early procedural stage. The defendants are not yet required to respond to the complaints in the actions. The Company’s Board of Directors appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to conduct an independent investigation of the claims asserted in the derivative actions and to determine the Company’s position with respect to those claims. On March 25, 2008, the SLC filed a motion to terminate the Federal Derivative Action and to approve certain settlements with Gary E. Dickerson, Kenneth Levy, Kenneth Schroeder and Jon D. Tompkins related to the claims brought against them in connection with the derivative actions. The Court denied the motion to terminate and to approve the settlements on December 12, 2008. The SLC filed an appeal and petition for writ of mandate challenging that decision to the United States Court of Appeals for the Ninth Circuit, which dismissed the appeal on May 8, 2009 and denied the petition for writ of mandate on July 10, 2009. As a result, the derivative actions remain ongoing. The defendants have not yet responded to the complaint in the Federal Derivative Action and will not be required to do so until after plaintiff has had an opportunity to amend the complaint. The plaintiffs are expected to file an amended complaint by November 2, 2009. The parties are currently participating in a mediation of the derivative claims in the Federal Action. No defendant is yet required to answer the complaints in the state court derivative actions in the California Superior Court for Santa Clara County and the Delaware Chancery Court. Response dates in the California Superior Court action have been stayed until responses are due in the Federal Derivative Action. It is not known whether the California Superior Court action will remain stayed after that time. On March 17, 2009, the Delaware Chancery Court issued an order staying the Delaware action so that the litigation of the issues can be confined to the prior Federal Derivative Action. Plaintiff sought leave to appeal the stay decision, which was denied by the Chancery Court on April 14, 2009. Plaintiff subsequently filed a notice of appeal with the Delaware Supreme Court seeking to overturn the Chancery Court’s denial of the application to appeal, which the Delaware Supreme Court denied on April 27, 2009.

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

Litigation with Former CEO Kenneth Schroeder. On April 17, 2009, Kenneth Schroeder, the Company’s former Chief Executive Officer, served the Company with a lawsuit filed in the California Superior Court for Santa Clara County asserting various contract and tort claims in connection with the Company’s termination of Mr. Schroeder and the cancellation of certain of his stock options and restricted stock units in October 2006. The Company filed a motion to compel arbitration of Mr. Schroeder’s claims on June 15, 2009. After the Company filed the motion to compel, Mr. Schroeder stipulated to arbitration, and the California Superior Court for Santa Clara County issued an order compelling the arbitration of his claims and staying the state court action on July 27, 2009. Mr. Schroeder initiated an AAA arbitration claim against the Company on August 7, 2009. In response, the Company filed an Answer and Counterclaim on September 14, 2009. The Company alleged counterclaims against Mr. Schroeder for breach of fiduciary duty, unjust enrichment, fraudulent concealment, declaratory relief and equitable indemnification. The arbitration hearing is scheduled to begin on April 25, 2010. The Company denies having any liability and intends to vigorously defend itself against all claims asserted by Mr. Schroeder.

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

Other Legal Matters. The Company is named from time to time as a party to lawsuits in the normal course of its business. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimated liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows.

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

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three months ended September 30, 2009 and 2008:

	Three months ended
(In thousands)	September 30, 2009	September 30, 2008
Receivables sold under factoring agreements	$30,201	$82,271
Proceeds from sales of LCs	$10,507	$8,386
Discounting fees paid on sales of LCs (1)	$123	$38

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

Facilities. KLA-Tencor leases certain of its facilities under arrangements, which are accounted for as operating lease.

The following is a schedule of operating lease payments (in thousands):

Fiscal year ended June 30,	Amount
2010 (remaining 9 months)	$7,091
2011	7,086
2012	4,691
2013	3,491
2014	2,490
2015 and thereafter	6,380

Total minimum lease payments	$31,229

Rent expense was approximately $2.6 million and $2.7 million for the three months ended September 30, 2009 and 2008, respectively.

Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. KLA-Tencor’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $122.6 million as of September 30, 2009 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

The following table provides the balances and changes in the product warranty accrual for the three months ended September 30, 2009 and 2008:

(In thousands)	Three months ended September 30,
	2009	2008
Beginning balance	$18,213	$38,700
Accruals for warranties issued during the period	4,733	5,142
Changes in liability related to pre-existing warranties	(1,925)	2,415
Settlements made during the period	(5,969)	(12,340)

Ending balance	$15,052	$33,917

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

The Company maintains guarantee arrangements of $17.0 million in various locations to fund customs guarantees for VAT and letter of credit needs of its subsidiaries in Europe and Asia. Approximately $10.3 million was outstanding under these arrangements as of September 30, 2009.

NOTE 15 – RESTRUCTURING CHARGES

In March 2009, the Company announced a plan to further reduce its global workforce by approximately 10%, which followed the Company’s announcement in November 2008 of a global workforce reduction of approximately 15%. The Company has undertaken a number of cost reduction activities, including these workforce reductions, in an effort to lower its quarterly operating expense run rate. The program in the United States is accounted for in accordance with the authoritative guidance related to compensation for nonretirement postemployment benefits, whereas the programs in the international locations are accounted for in accordance with the authoritative guidance for contingencies.

The following table shows the activity primarily related to severance and benefits expense for the three months ended September 30, 2009:

(In thousands)	Three months ended September 30, 2009	Three months ended September 30, 2008
Beginning Balance	$8,086	$—
Restructuring costs	583	1,333
Adjustments	(536)	—
Cash payments	(4,099)	—

Ending Balance	$4,034	$1,333

Substantially all of the restructuring charges related to the Company’s workforce reductions announced in November 2008 and March 2009 are expected to be paid out by the end of calendar year 2009.

NOTE 16 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The authoritative guidance for derivatives requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with the guidance, the Company designates foreign currency forward exchange contracts as cash flow hedges of certain forecasted foreign currency denominated sales and purchase transactions.

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

For derivative instruments that are not designated as accounting hedges, gains and losses are recognized in interest income and other, net. The majority of such derivatives are foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities. The gains and losses on these derivatives are largely offset by the changes in the fair value of the assets or liabilities being hedged.

The outstanding hedge contracts, with maximum maturity of 13 months, were as follows:

(In thousands)	As of September 30, 2009	As of June 30, 2009
Cash flow hedge contracts
Purchase	$4,377	$—
Sell	(21,124)	(36,938)
Other foreign currency hedge contracts
Purchase	93,140	73,914
Sell	(74,597)	(106,080)

Net	$1,796	$(69,104)

The location and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of September 30, 2009 and June 30, 2009 were as follows:

	Asset Derivatives			Liability Derivatives
		September 30, 2009	June 30, 2009		September 30, 2009	June 30, 2009
(In thousands)	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instrument
Foreign exchange contract	Other current assets	$90	$441	Other current liabilities	$216	$657

Total derivatives designated as hedging instruments		$90	$441		$216	$657

Derivatives not designated as hedging instruments
Foreign exchange contract	Other current assets	$341	$1,803	Other current liabilities	$2,171	$2,142
Other(1)	Other current assets	2,387	2,416

Total derivatives not designated as hedging instruments		2,728	4,219		$2,171	$2,142

Total derivatives		$2,818	$4,660		$2,387	$2,799

(1)	Includes the Put Option to sell the Company’s auction rate securities at par value to UBS.

The location and amounts of designated derivative instruments’ gains and losses in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 are as follows:

(In thousands)	Amount of Gain Recognized in AOCI on Derivative (Effective Portion)	Location of (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing)	(Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three months ended September 30, 2009		Three months ended September 30, 2009		Three months ended September 30, 2009
Foreign exchange contracts	$(202)	Revenues	$(212)	Interest income and other, net	$(521)
Foreign exchange contracts		Costs of revenues

Total	$(202)		$(212)		$(521)

The location and amounts of designated derivative instruments’ gains and losses in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 are as follows:

(In thousands)	Amount of Gain Recognized in AOCI on Derivative (Effective Portion)	Location of (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing)	(Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three months ended September 30, 2008		Three months ended September 30, 2008		Three months ended September 30, 2008
Foreign exchange contracts	$199	Revenues	$(3,523)	Interest income and other, net	$383
Foreign exchange contracts		Costs of revenues	$275

Total	$199		$(3,248)		$383

The location and amounts of non-designated derivative instruments’ gains and losses in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008 are as follows:

(In thousands) Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended September 30,
		2009	2008
Foreign exchange contracts	Interest income and other, net	$(2,513)	$(11,348)

Total		$(2,513)	$(11,348)

The following table provides the balances and changes in the accumulated other comprehensive income related to derivative instruments for the three months ended September 30, 2009 and 2008:

(In thousands)	Three months ended September 30,
	2009	2008
Beginning balance	$(1,613)	$(6,779)
Amount reclassified to income	462	3,248
Net change	(202)	199

Ending balance	$(1,353)	$(3,332)

NOTE 17 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2009 and 2008, the Company purchased from, or sold to, JDS Uniphase Corporation, Freescale Semiconductor, Inc., National Semiconductor Corp., STMicroelectronics, NV, Oracle Corporation and Cisco Systems, where one or more members of the Company’s Board of Directors, or their immediate family members, also serves (or, for the applicable time period, served) as an executive officer or board member. For the three months ended September 30, 2009 and 2008, the Company’s total revenues from transactions with these parties (for the portion of such period that they were considered related) were approximately $3 million and $3 million, respectively. In addition, for the three months ended September 30, 2009 and 2008, the Company’s total purchases from transactions with these parties (for the portion of such period that they were considered related) were approximately $1 million and $1 million, respectively. The Company had a receivable balance from these parties of approximately $2 million and $1 million at September 30, 2009 and June 30, 2009, respectively. Management believes that such transactions are at arms length and on similar terms as would have been obtained from unaffiliated third parties.

NOTE 18 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

KLA-Tencor reports one reportable segment in accordance with the provisions of the authoritative guidance for segment reporting. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. KLA-Tencor’s chief operating decision maker is the Chief Executive Officer.

KLA-Tencor is engaged primarily in designing, manufacturing, and marketing process control and yield management solutions for the semiconductor and related nanoelectronics industries. All operating units have been aggregated due to their inter-dependencies, commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes. The Company’s service products are an extension of the system product portfolio and provide customers with spare parts and fab management services (including system preventive maintenance and optimization services) to improve yield, increase production uptime and throughput, and lower the cost of ownership. Since KLA-Tencor operates in one segment, all financial segment information can be found in the condensed consolidated financial statements.

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

The following is a summary of revenues by geographic region for the three months ended September 30, 2009 and 2008:

(Dollar amounts in thousands)	Three months ended September 30,
	2009		2008
Revenues:
United States	$74,557	22%	$90,554	17%
Taiwan	122,119	36%	85,518	16%
Japan	59,352	17%	169,907	32%
Europe & Israel	23,925	7%	43,427	8%
Korea	29,512	8%	87,861	16%
Rest of Asia Pacific	33,222	10%	55,246	11%

Total	$342,687	100%	$532,513	100%

Long-lived assets by geographic region as of September 30, 2009 and June 30, 2009 were as follows:

(In thousands)	September 30, 2009	June 30, 2009
Long-lived assets:
United States	$226,682	$239,863
Taiwan	941	1,021
Japan	4,264	4,308
Europe & Israel	142,400	143,410
Korea	3,658	3,764
Rest of Asia Pacific	62,528	64,868

Total	$440,473	$457,234

The following is a summary of revenues by major products for the three months ended September 30, 2009 and 2008 (as a percentage of total revenue):

(Dollar amounts in thousands)	Three months ended September 30,
	2009		2008
Revenues:
Defect inspection	$171,746	50%	$301,697	57%
Metrology	45,336	13%	85,810	16%
Service	112,188	33%	125,062	23%
Other	13,417	4%	19,945	4%

Total	$342,687	100%	$532,514	100%

For the three months ended September 30, 2009, two customers, Taiwan Semiconductor Manufacturing Company Limited and Intel Corporation, accounted for greater than 10% of revenue. For the three months ended September 30, 2008, one customer, Samsung Electronics Co., Ltd., accounted for greater than 10% of revenue. As of September 30, 2009, two customers, Taiwan Semiconductor Manufacturing Company Limited and Intel Corporation, accounted for greater than 10% of net accounts receivable. As of June 30, 2009, no customer accounted for greater than 10% of net accounts receivable.

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

Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” in this report as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file during the remainder of the fiscal year ending June 30, 2010. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation to update the forward-looking statements in this report after the date hereof.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed the Company’s related disclosure in this Quarterly Report on Form 10-Q. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventories

•	Warranty

•	Allowance for Doubtful Accounts

•	Stock-Based Compensation

•	Contingencies and Litigation

•	Goodwill and Intangible Assets

•	Income Taxes

System revenues recognized without a written acceptance from the customer were approximately 17%, 17% and 14% of total revenues for the three months ended September 30, 2009, June 30, 2009 and September 30, 2008, respectively. Shipping charges billed to customers are included in system revenues, and the related shipping costs are included in costs of revenues.

With the exception of the below paragraph that discusses the impact of Accounting Standards Codification on our critical accounting estimates and policies for fair value measurements, during the three months ended September 30, 2009 there were no significant changes in our critical accounting estimates and policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2009 for a more complete discussion of our critical accounting policies and estimates.

Adoption of fair value measurement

We adopted authoritative guidance for fair value measurements as of the beginning of fiscal year 2009. In February 2008, the Financial Accounting Standards Board (“FASB”) issued a provision, which allows companies to elect a one-year delay in applying the fair value measurements guidance to certain fair value measurements, primarily related to nonfinancial assets and liabilities. The Company elected the delayed adoption date for its nonfinancial assets and liabilities impacted by the guidance. This guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The adoption of the guidance relating to the fair value measurement of nonfinancial assets and liabilities on July 1, 2009 did not have a material impact on our condensed consolidated results of operations or financial condition. See Note 2, “Fair Value Measurements,” to the Condensed Consolidated Financial Statements.

Concurrently with the adoption of the fair value measurement and disclosure provisions, we adopted the authoritative guidance, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. See Note 2, “Fair Value Measurements,” to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements. In September 2009, the FASB’s Emerging Issues Task Force (“EITF”) issued authoritative guidance addressing revenue arrangements with multiple deliverables. The guidance requires revenue to be allocated to multiple elements using relative fair value based on vendor-specific-objective-evidence, third party evidence or estimated selling price. The residual method also becomes obsolete under this guidance. This guidance is effective for our interim reporting period ending on September 30, 2010. We are currently evaluating the impact of the implementation of this guidance on its financial position, results of operations and cash flows.

In September 2009, FASB’s EITF issued authoritative guidance addressing certain revenue arrangements that include software elements. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. This guidance is effective for our interim reporting period ending on September 30, 2010. We are currently evaluating the impact of the implementation of this guidance on its financial position, results of operations and cash flows.

In August 2009, the FASB issued authoritative guidance for measuring liabilities at fair value that reaffirms the existing definition of fair value and reintroduces the concept of entry value into the determination of fair value of liabilities. Entry value is the amount an entity would receive to enter into an identical liability. The guidance is effective for our interim reporting period ending on December 31, 2009. We are currently evaluating the impact of the implementation on our financial position, results of operations and cash flows.

In June 2009, the FASB issued authoritative guidance for consolidations that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is effective for our interim reporting period ending on September 30, 2010. We are currently evaluating the impact of the implementation on our financial position, results of operations and cash flows.

In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This guidance is effective for our interim reporting period ending on September 30, 2009 and only impacts references for accounting guidance.

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance will require such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for our business combinations for which the acquisition date is on or after July 1, 2009. We did not complete any business combination during the three months ended September 30, 2009, and the effect on future periods will depend on the nature and significance of business combinations subject to this guidance.

In April 2009, the FASB issued authoritative guidance to increase the frequency of fair value disclosures of financial instruments, thereby enhancing consistency in financial reporting. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this guidance, fair values for these assets and liabilities have only been disclosed once a year. The guidance requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this guidance is effective for our interim reporting period ended on September 30, 2009. The implementation did not have a material impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.

In December 2008, the FASB issued authoritative guidance for an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance requires annual disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The annual disclosure requirement under this guidance is effective for our fiscal year beginning July 1, 2009. The guidance does not change the accounting treatment for postretirement benefit plans.

On August 27, 2008, the U.S. Securities and Exchange Commission (“SEC”) announced that they will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, we could be required in fiscal year 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

In April 2008, the FASB issued authoritative guidance for general intangibles other than goodwill, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for intangible assets acquired on or after July 1, 2009. The adoption did not have a material impact on our financial position, results of operations or cash flows.

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

The demand for our products is generally affected by the profitability of our customers, which is driven by capacity and market supply for their products. While semiconductor content in communication, data processing, consumer electronics, automotive and aerospace products continues to increase, the global economic weakness during the fiscal year ended June 30, 2009 adversely impacted our customers that operate in those industries and consequently impacted the demand for our products. However, over the past two quarters, the outlook for economic growth, end product demand for our customer’s products and factory utilization of our customers has improved, resulting in an increased in the demand for semiconductor capital equipment. As our foundry customers accelerate capital investments, we have started to increase production volumes to support anticipated customer demand. We cannot predict the duration and sustainability of the improving business conditions, and whether the increased demand that we are experiencing from some of our foundry customers will translate to increased demand from the memory and logic customers. As we increase production volumes and make commitments to increase our capacity in anticipation of improved business conditions, we remain at risk of incurring inventory related and other restructuring charges if the improved business conditions do not sustain.

The following table sets forth some of the key quarterly unaudited financial information which we use to manage our business.

(In thousands, except net income per share - diluted)	Fiscal year 2010	Fiscal year 2009
	First Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$342,687	$532,513	$396,589	$309,612	$281,502
Total costs and operating expenses	$327,737	$497,575	$902,220	$381,893	$316,469
Income (loss) from operations	$14,950	$34,938	$(505,631)	$(72,281)	$(34,967)
Net income (loss)	$20,405	$19,289	$(434,254)	$(82,827)	$(25,576)
Net income (loss) per share:
Basic (1)	$0.12	$0.11	$(2.57)	$(0.49)	$(0.15)
Diluted (1)	$0.12	$0.11	$(2.57)	$(0.49)	$(0.15)

(1)	Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

RESULTS OF OPERATIONS

Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	September 30, 2009	June 30, 2009	September 30, 2008	Q1 FY10 vs. Q4 FY09		Q1 FY10 vs. Q1 FY09
Revenues:
Product	$229,251	$176,226	$405,496	$53,025	30%	$(176,245)	-43%
Service	$113,436	$105,276	$127,017	$8,160	8%	$(13,581)	-11%

Total revenues	$342,687	$281,502	$532,513	$61,185	22%	$(189,826)	-36%

Costs of revenues	$171,892	$164,621	$252,813	$7,271	4%	$(80,921)	-32%
Stock-based compensation expense included in costs of revenues	$3,288	$5,091	$5,456	$(1,803)	-35%	$(2,168)	-40%
Gross margin percentage	50%	42%	52%

Product revenues

Product revenues increased by 30% during the three months ended September 30, 2009 from the three months ended June 30, 2009 as our customers accelerated their capital spending due to improved factory utilization and demand for their products, as well as increased demand from our customers for inspection and measurement equipment to support their advanced technology development programs. These factors contributed to an increase in the number of tools that we sold within each of our major product lines, as evidenced by the fact that, from the three months ended June 30, 2009 to the three months ended September 30, 2009, revenues from sales of defect inspection equipment increased by 30% while metrology equipment sales revenue increased by 13%.

Product revenues decreased by 43% during the three months ended September 30, 2009 from the three months ended September 30, 2008 as a result of a reduction in capital spending by our customers due to the weakness in the semiconductor industry and a deteriorating macroeconomic environment. These factors contributed to a significant decline in the number of tools that we sold within each of our major product lines, as evidenced by the fact that, from the three months ended September 30, 2008 to the three months ended September 30, 2009, revenues from sales of defect inspection equipment declined by 43% while metrology equipment sales revenues fell by 47%. The decrease in the quantity of tools sold that we experienced during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was a function of a number of converging factors in our industry and in the macroeconomic environment. These factors included customers delaying capital investments (including purchases and installations of our products) and otherwise reducing capital spending in an effort to conserve cash in response to their business environment, even as their need for more precise diagnostics capabilities increases with technological advances, as well as customers having reduced access to the capital necessary to fund investments in new equipment due to the weak macroeconomic and credit environments during three months ended September 30, 2009. Our product revenues may continue to be adversely affected by various factors, such as global economic conditions.

Service revenues

Service revenues are generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. The amount of service revenues generated is generally a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems. Service revenues increased in the three months ended September 30, 2009 compared to the three months ended June 30, 2009 as a result of our customers reactivating some of the previously idled production equipment in response to increased factory utilization and increased demand for our customers products. Service revenue decreased during the three months ended September 30, 2009 from the three months ended September 30, 2008 as customers had idled their under-utilized production equipment in response to the recent weakness in the semiconductor industry and a deteriorating macroeconomic environment which adversely impacted the demand for our customers products.

Revenues by region

Revenues by region for the periods indicated were as follows:

(Dollar amounts in thousands)	Three months ended
	September 30, 2009		June 30, 2009		September 30, 2008
United States	$74,557	22%	$85,562	30%	$90,554	17%
Taiwan	122,119	36%	40,607	15%	85,518	16%
Japan	59,352	17%	73,251	26%	169,907	32%
Europe & Israel	23,925	7%	36,430	13%	43,427	8%
Korea	29,512	8%	17,176	6%	87,861	16%
Rest of Asia Pacific	33,222	10%	28,476	10%	55,246	11%

Total	$342,687	100%	$281,502	100%	$532,513	100%

A significant portion of our revenues continue to be generated in Asia, where a substantial portion of the world’s semiconductor manufacturing capacity is located, and we expect that this trend will continue.

Gross margin

Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products. Our gross margin percentage was higher during the three months ended September 30, 2009 compared to the three months ended June 30, 2009 primarily due to higher product and service revenues, increased manufacturing capacity utilization, and lower intangible assets amortization expense. The following are expenses that were recorded in costs of revenues in the three months ended September 30, 2009 compared to the three months ended June 30, 2009:

•	$59.1 million for employee-related expenses, compared to $60.3 million in the three months ended June 30, 2009, and

•	$4.9 million charge for excess inventory write-downs, compared to $14.9 million in the three months ended June 30, 2009.

Our gross margin percentage was lower during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to lower product and service revenues and lower manufacturing capacity utilization. The following are expenses that were recorded in costs of revenues in the three months ended September 30, 2009 compared to the three months ended September 30, 2008:

•	$59.1 million for employee-related expenses, compared to $85.4 million in the three months ended September 30, 2008, and

•	$4.9 million charge for excess inventory write-downs, compared to $8.4 million in the three months ended September 30, 2008.

Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	September 30, 2009	June 30, 2009	September 30, 2008	Q1 FY10 vs. Q4 FY09		Q1 FY10 vs. Q1 FY09
R&D expenses	$78,209	$79,227	$114,361	$(1,018)	-1%	$(36,152)	-32%
Stock-based compensation expense included in R&D expenses	$6,603	$8,650	$9,972	$(2,047)	-24%	$(3,369)	-34%
R&D expenses as a percentage of total revenues	23%	28%	21%

R&D expenses during the three months ended September 30, 2009 decreased slightly compared to the three months ended June 30, 2009. The slight decrease is primarily attributable to reduced engineering material costs, as well as reduced employee-related expenses as a result of a number of cost reduction activities that we had undertaken during the fiscal year ended June 30, 2009. The following are expenses that were recorded in the three months ended September 30, 2009 compared to the three months ended June 30, 2009:

•	$47.7 million for employee-related expenses, compared to $48.9 million during the three months ended June 30, 2009,

•	$19.9 million for engineering material costs, compared to $21.8 million in the three months ended June 30, 2009,

•	$5.7 million for outside services such as consulting and legal, compared to $6.2 million during the three months ended June 30, 2009, and

•	$1.4 million of benefit to R&D expense from external funding, compared to $5.0 million during the three months ended June 30, 2009.

The decrease in R&D expenses during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 is primarily due to reduced employee-related expenses as a result of a number of cost reduction activities that we have undertaken, as well as reduced engineering material costs during the three months ended September 30, 2009.

The following are expenses that were recorded in the three months ended September 30, 2009 compared to the three months ended September 30, 2008:

•	$47.7 million for employee-related expenses, compared to $61.9 million during the three months ended September 30, 2008,

•	$19.9 million for engineering material costs, compared to $27.9 million in the three months ended September 30, 2008,

•	$5.7 million for outside services such as consulting and legal, compared to $9.5 million during the three months ended September 30, 2008, and

•

$0.9 million for amortization of purchased intangibles, compared to $10.1 million, which includes $8.6 million of expensed in-process R&D related to the MIE business unit, during the three months ended September 30, 2008.

R&D expenses include the benefit of $1.4 million, $5.0 million and $3.6 million of external funding received during the three months ended September 30, 2009, June 30, 2009 and September 30, 2008, respectively, for certain strategic development programs from government grants.

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

Selling, General and Administrative (“SG&A”)

(Dollar amounts in thousands)	Three months ended
	September 30, 2009	June 30, 2009	September 30, 2008	Q1 FY10 vs. Q4 FY09		Q1 FY10 vs. Q1 FY09
SG&A expenses	$77,636	$72,621	$118,490	$5,015	7%	$(40,854)	-34%
Stock-based compensation expense included in SG&A expenses	$10,308	$12,351	$18,954	$(2,043)	-17%	$(8,646)	-46%
SG&A expenses as a percentage of total revenues	23%	26%	22%

SG&A expenses during the three months ended September 30, 2009 were higher compared to the three months ended June 30, 2008 primarily due to higher expenses related to the shareholder litigation relating to our historical stock option practices, as well as higher employee-related expenses as a result of our application of a higher accrual rate for bonus for fiscal year 2010. The following are expenses that were recorded in the three months ended September 30, 2009 compared to the three months ended June 30, 2009:

•	$66.6 million for employee-related expenses, compared to $63.1 million in the three months ended June 30, 2009,

•	$8.4 million for depreciation of fixed assets and amortization of purchased intangibles, compared to $11.8 million during the three months ended June 30, 2009, and

•

$5.2 million for expenses related to the shareholder litigation relating to our historical stock option practices, compared to $1.7 million benefit recorded during the three months ended June 30, 2009.

The SG&A expenses during the three months ended September 30, 2009 were lower compared to the three months ended September 30, 2008 primarily due to lower employee-related expenses as a result of a number of cost reduction activities that we had undertaken during the fiscal year ended June 30, 2009 and lower amortization of purchased intangibles as a result of the $162.8 million impairment we recorded during the three months ended December 31, 2008. The following are expenses that were recorded in the three months ended September 30, 2009 compared to the three months ended September 30, 2008:

•	$66.6 million for employee-related expenses, compared to $99.8 million in the three months ended September 30, 2008, and

•	$8.4 million for depreciation of fixed assets and amortization of purchased intangibles, compared to $15.1 million during the three months ended September 30, 2008.

Restructuring Charges

In March 2009, we announced a plan to further reduce our global workforce by approximately 10%, which followed our announcement in November 2008 of a global workforce reduction of approximately 15%. We have undertaken a number of cost reduction activities, including these workforce reductions, in an effort to lower our quarterly operating expense run rate. The program in the United States is accounted for in accordance with the authoritative guidance related to compensation for nonretirement postemployment benefits, whereas the programs in the international locations are accounted for in accordance with the authoritative guidance for contingencies.

The following table shows the activity primarily related to severance and benefits expense for the three months ended September 30, 2009:

(In thousands)	Three months ended September 30, 2009	Three months ended September 30, 2008
Beginning Balance	$8,086	$—
Restructuring costs	583	1,333
Adjustments	(536)	—
Cash payments	(4,099)	—

Ending Balance	$4,034	$1,333

Substantially all of the restructuring charges related to our workforce reductions announced in November 2008 and March 2009 are expected to be paid out by the end of calendar year 2009.

Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	September 30, 2009	June 30, 2009	September 30, 2008
Interest income and other, net	$21,299	$2,595	$18,050
Interest expense	$13,457	$14,005	$13,873
Interest income and other, net as a percentage of total revenues	6%	1%	3%
Interest expense as a percentage of total revenues	4%	5%	3%

Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as gains or losses recorded upon settlement of certain foreign currency contracts. The increase in interest income and other, net during the three months ended September 30, 2009 compared to the three months ended June 30, 2009 was primarily due to a benefit of $15.9 million we recorded upon expiration of a statute of limitations relating to an uncertainty in our position with respect to a foreign transaction-based tax. In the three months ended September 30, 2008, we recorded a benefit of approximately $8.5 million upon expiration of the same statute.

The decrease in interest expense in the three months ended September 30, 2009 compared to the three months ended June 30, 2009 and compared to the three months ended September 30, 2008 is primarily due to reduced factoring activities.

Provision for Income Taxes

Our effective income tax rate was 10.5%, 44.9% and 50.7% for the three months ended September 30, 2009, June 30, 2009 and September 30, 2008, respectively.

The effective tax rate for the three months ended June 30, 2009 was a benefit of 44.9% on a loss before income taxes compared to an expense of 10.5% on income before income taxes for the three months ended September 30, 2009. The decrease in the effective tax rate was primarily related to the effect of a loss for the three months ended June 30, 2009 compared to income for the three months ended September 30, 2009 with a similar composition of items affecting the tax rate.

The decrease in the effective tax from an expense of 50.7% on income before taxes for the three months ended September 30, 2008 to an expense of 10.5% on income before taxes for the three months ended September 30, 2009, is primarily due to the effect of the $8.6 million IPR&D charges related to our acquisition of the MIE business unit and the $4.5 million goodwill impairment charge related to a certain business unit that is held for sale, both of which are non-deductible for tax purposes, incurred during the three months ended September 30, 2008. In addition, the effective tax rate was lower by approximately 18% in the three months ended September 30, 2009 due to a non-taxable increase in the assets held within the Executive Deferred Savings Plan.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, non tax-deductible expenses incurred in connection with acquisitions, research and development credits as a percentage of aggregate pre-tax income, non-taxable or non-deductible increases or decreases in the assets held within the Executive Deferred Savings Plan, and the effectiveness of our tax planning strategies.

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

At September 30, 2009, we had no cumulative windfalls in excess of shortfalls recorded as part of capital in excess of par value. For the three months ending December 31, 2009, we expect cumulative shortfalls will begin to exceed cumulative windfalls, and we will therefore report higher provision for income taxes as a result. Because we can not determine all of the factors that will enter into our income tax expense computation, we cannot currently estimate this impact on our tax rate for the three months ending December 31, 2009.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are not under United States federal income tax examination at this time. We remain subject to federal income tax examination for all years beginning from the fiscal year ended June 30, 2006. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2005. We are also subject to examinations in major foreign jurisdictions, including Japan, Israel and Singapore, for all years beginning from the fiscal year ended June 30, 2004 and are currently under tax examinations in various other foreign tax jurisdictions. It is possible that certain examinations may be concluded in the next twelve months. We believe it is possible that we may recognize $11.7 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations, and the resolution of agreements with various foreign tax authorities.

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	September 30, 2009	June 30, 2009
Cash, cash equivalents and marketable securities	$540,839	$524,967
Marketable securities	846,393	804,917

Total cash, cash equivalents and marketable securities	$1,387,232	$1,329,884

Percentage of total assets	38%	37%

	Three months ended
	September 30, 2009	September 30, 2008
Cash flow
Cash provided by operating activities	$73,249	$81,357
Cash used in investing activities	(40,121)	(257,067)
Cash used in financing activities	(24,522)	(205,995)
Effect of exchange rate changes on cash and cash equivalents	7,266	(12,942)

Net increase/(decrease) in cash and cash equivalents	$15,872	$(394,647)

At September 30, 2009, our cash, cash equivalents and marketable securities totaled $1.4 billion, an increase of $57.3 million from June 30, 2009. We generated $73.2 million in cash from operations and used $40.1 million in investing activities during the three months ended September 30, 2009. We used $24.5 million in cash for financing activities during the three months ended September 30, 2009.

We have historically financed our operations through cash generated from operations. Cash provided by operating activities was $73.2 million and $81.4 million for the three months ended September 30, 2009 and 2008, respectively. Cash provided by operating activities during the three months ended September 30, 2009 consisted primarily of net income of $20.4 million, increased by non-cash depreciation and amortization of $23.1 million, stock-based compensation of $20.2 million, a decrease in inventories of $27.0 million due to higher shipments, increase in deferred systems profit of $18.9 as a result of higher shipments compared to revenue, which are offset by an increase in accounts receivable of $28.3 million as shipments exceeded collections during the three months ended September 30, 2009.

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

Investing activities typically consist of purchases and sales or maturities of marketable securities, purchases of capital assets to support long-term growth and acquisitions of technology or other companies to allow access to new markets or emerging technologies. Cash used in investing activities was $40.1 million during the three months ended September 30, 2009, while cash used in investing activities was $257.1 million during the three months ended September 30, 2008.

Financing activities include dividend payments to our common stockholders and sales and repurchases of our common stock. We did not repurchase our common stock during the three months ended September 30, 2009, compared to $177.5 million during the three months ended September 30, 2008.

During the three months ended September 30, 2009, our Board of Directors declared a dividend of $0.15 per share of our outstanding common stock, which was paid on September 1, 2009 to our stockholders on record as of August 17, 2009. During the same period in fiscal year 2009, our Board of Directors also declared and paid a quarterly cash dividend of $0.15 per share. The total amount of dividends paid during the three months ended September 30, 2009 and 2008 were $25.6 million and $25.8 million, respectively.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of September 30, 2009:

	Fiscal year ending June 30,
(In thousands)	Total	2010(2)	2011	2012	2013	2014	Thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$—	$750,000	—
Interest expense associated with long-term debt obligations	457,125	51,750	51,750	51,750	51,750	51,750	198,375	—
Purchase commitments	122,582	114,019	3,637	3,802	582	542	—	—
Non-current income tax payable(3)	50,631	—	—	—	—	—	—	50,631
Operating leases	31,229	7,091	7,086	4,691	3,491	2,490	6,380	—
Pension obligations	17,251	944	1,549	1,489	1,455	1,765	10,049	—

Total contractual cash obligations	$1,428,818	$173,804	$64,022	$61,732	$57,278	$56,547	$964,804	$50,631

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

(2)	Remaining 9 months.

(3)	Represents the non-current income tax payable obligation. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, from time to time we will discount, without recourse, Letters of Credit (“LCs”) received from customers in payment of goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three months ended September 30, 2009 and 2008:

	Three months ended
(In thousands)	September 30, 2009	September 30, 2008
Receivables sold under factoring agreements	$30,201	$82,271
Proceeds from sales of LCs	$10,507	$8,386
Discounting fees paid on sales of LCs (1)	$123	$38

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

We maintain guarantee arrangements of $17.0 million in various locations to fund customs guarantees for VAT and LC needs of our subsidiaries in Europe and Asia. Approximately $10.3 million was outstanding under these arrangements as of September 30, 2009.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $122.6 million as of September 30, 2009 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

Working capital increased to $1.9 billion as of September 30, 2009, compared to $1.8 billion as of June 30, 2009. As of September 30, 2009, our principal sources of liquidity consisted of $1.4 billion of cash, cash equivalents, and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

Our investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa. In February 2008, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that we held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. Prior to June 30, 2009, a total of $7.6 million of the auction rate securities were called at par value by the issuer (therefore, no losses were recognized on these securities). During the three months ended September 30, 2009, an additional $3.0 million of the auction rate securities were called at par value by the issuer. The fair value of our auction rate securities at September 30, 2009 was $35.2 million, which is included in marketable securities under current assets.

By letter dated August 8, 2008, we received notification from UBS AG (“UBS”), in connection with a settlement entered into between UBS and certain regulatory agencies, offering to repurchase all of our auction rate security holdings at par value. We formally accepted the settlement offer and entered into a repurchase agreement (“Agreement”) with UBS on November 11, 2008 (“Acceptance Date”). By accepting the Agreement, we (1) received the right (“Put Option”) to sell our auction rate securities at par value to UBS between June 30, 2010 and June 30, 2012 and (2) gave UBS the right to purchase the auction rate securities from us any time after the Acceptance Date as long as we receive the par value. Our intention is to exercise our right with UBS AG (“UBS”) to sell these auction rate securities at par value at the earliest date possible, which is June 30, 2010. However, if the Put Option is not exercised before June 30, 2012, it will expire and UBS will have no further rights or obligation to buy the auction rate securities.

The Agreement covers $37.6 million par value (fair value of $35.2 million) of the auction rate securities held by us as of September 30, 2009. We are accounting for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option during the three months ended September 30, 2009. The fair value of the Put Option at September 30, 2009 was $2.4 million.

During the three months ended December 31, 2008, we made an election pursuant to the authoritative guidance for debt and equity investments to transfer these auction rate securities from available-for-sale to trading securities. The transfer to trading securities reflects our intent to exercise the Put Option during the period June 30, 2010 to June 30, 2012. During the three months ended September 30, 2009, we recognized a decrease in the fair value of the auction rate securities of $0.1 million, which is included in interest income and other, net.

We expect that the future changes in the fair value of the Put Option will continue to be largely offset by the fair value movements in the auction rate securities. We estimated the fair value of the auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. We estimated the fair value of the Put Option using the expected value that we will receive from UBS which was calculated as the difference between the anticipated recognized losses and par value of the auction rate securities as of the option exercise date. This value was discounted by using UBS’s credit default swap rate to account for the credit considerations of the counterparty risk. We do not believe that the lack of liquidity of our auction rate securities will have a material impact on our overall ability to meet our cash requirements for the foreseeable future.

In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. We are in compliance with all of our covenants as at September 30, 2009.

Our credit ratings and outlooks as of October 14, 2009 are summarized below.

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

(In thousands)	As of September 30, 2009	As of June 30, 2009
Cash flow hedge contracts
Purchase	$4,377	$—
Sell	(21,124)	(36,938)
Other foreign currency hedge contracts
Purchase	93,140	73,914
Sell	(74,597)	(106,080)

Net	$1,796	$(69,104)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 30, 2009. Actual results may differ materially.

As of September 30, 2009, we had an investment portfolio of fixed income securities of approximately $846.4 million, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2009, the fair value of the portfolio would have declined by $1.7 million.

As of September 30, 2009, we had net forward contracts to purchase $1.8 million in foreign currency in order to hedge currency exposures (see Note 16, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for a detailed description). If we had entered into these contracts on September 30, 2009, the U.S. dollar equivalent would have been $0.2 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $15.6 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.

See Note 4, “Marketable Securities,” to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio and the liquidity of certain auction rate securities that we held at September 30, 2009.

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. The cyclical nature of the industry in which we operate is largely a function of our customers’ capital spending patterns and need for expanded manufacturing capacity, which in turn are affected by factors such as capacity utilization, consumer demand for products, inventory levels and our customers’ access to capital. This cyclicality affects our ability to accurately predict future revenue, and in some cases, future expense levels. In the current environment, our ability to accurately predict our future operating results is particularly limited. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in, or cancellation or delay of, orders (which are generally subject to cancellation or delay by the customer with limited or no penalty) but also a weakening of their financial condition that could impair their ability to pay for our products or our ability to recognize revenue from certain customers. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During periods of declining revenues, as was experienced during fiscal year 2009, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, or if our attempts to respond fail to accomplish our intended results, then our business could be seriously harmed. Furthermore, any workforce reductions and cost-reduction actions that we adopt in response to down cycles may result in additional restructuring charges, disruptions in our operations and loss of key personnel. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

In addition, the semiconductor equipment industry and other industries that we serve are constantly developing and changing over time. These changes currently, or in the future may, include the increasing cost of building and operating fabrication facilities and the impact of such increases on our customers’ investment decisions; the variability of future growth rates in the semiconductor and related industries; the ever-increasing cost and complexity involved in the adoption by our customers of technology advances and the potential impact that may have on their rate of adoption; pricing trends in the end-markets for consumer electronics and other products, which places a growing emphasis on our customers’ cost of ownership; overall changes in capital spending patterns by our customers; and demand by semiconductor manufacturers for shorter cycle times for developing, manufacturing and installing capital equipment. Further, many semiconductor manufacturers have been recently experiencing decreased profitability, causing them to enter into collaboration or sharing arrangements for capacity, cost or risk with other manufacturers, outsource manufacturing activities, focus only on specific markets or applications, or purchase less manufacturing equipment. Any of the changes described in this paragraph may, particularly during periods of challenging macroeconomic conditions, negatively affect our customers’ rate of investment in capital equipment, which could result in downward pressure on our prices, customer orders, revenues and gross margins. If we do not successfully manage the risks resulting from any of these or other potential changes in our industries, our business, financial condition and operating results could be adversely impacted.

We are exposed to risks associated with a weakening in the condition of the financial markets and the global economy.

The recent severe tightening of the credit markets, turmoil in the financial markets and weakening of the global economy that were experienced during the fiscal year June 30, 2009 contributed to slowdowns in the industries in which we operate, which slowdowns could recur or worsen if economic conditions were to deteriorate again.

The markets for semiconductors, and therefore our business, are ultimately driven by the global demand for electronic devices by consumers and businesses. Economic uncertainty frequently leads to reduced consumer and business spending, which, in the past year’s economic slowdown, caused our customers to decrease, cancel or delay their equipment and service orders from us. In addition, the tightening of credit markets and concerns regarding the availability of credit that accompanied that slowdown made it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Reduced demand, combined with delays in our customers’ ability to obtain financing (or the unavailability of such financing), has in recent periods adversely affected our product and service sales and revenues and therefore has harmed our business and operating results, and our operating results and financial condition may be further adversely impacted if economic conditions decline from their current levels.

In addition, a decline in the condition of the global financial markets could adversely impact the market values or liquidity of our investments. Our investment portfolio includes corporate and government securities, auction rate securities, money market funds and other types of debt and equity investments. Although we believe our portfolio continues to be comprised of sound investments due to the quality and (where applicable) credit ratings and government guarantees of the underlying investments, a decline in the capital and financial markets would adversely impact the market values of our investments and their liquidity. If the market value of such investments were to decline, or if we were to have to sell some of our investments under illiquid market conditions, we may be required to recognize an impairment charge on such investments or a loss on such sales, either of which could have an adverse effect on our financial condition and operating results.

If we are unable to timely and appropriately adapt to changes resulting from difficult macroeconomic conditions, our business, financial condition or results of operations may be materially and adversely affected.

Our future performance depends, in part, upon our ability to continue to compete successfully worldwide.

Our industry includes large manufacturers with substantial resources to support customers worldwide. Some of our competitors are diversified companies with greater financial resources and more extensive research, engineering, manufacturing, marketing, and customer service and support capabilities than we possess. We face competition from companies whose strategy is to provide a broad array of products and services, some of which compete with the products and services that we offer. These competitors may bundle their products in a manner that may discourage customers from purchasing our products, including pricing such competitive tools significantly below our product offerings. In addition, we face competition from smaller emerging semiconductor equipment companies whose strategy is to provide a portion of the products and services that we offer, using innovative technology to sell products into specialized markets. The strength of our competitive positions in many of our existing markets is largely due to our leading technology, which is the result of continuing significant investments in product research and development. However, we may enter new markets, whether through acquisitions or new internal product development, in which competition is based primarily on product pricing, not technological superiority. Further, some new growth markets that emerge may not require leading technologies. Loss of competitive position in any of the markets we serve, or an inability to sell our products on favorable commercial terms in new markets we may enter, could negatively affect our prices, customer orders, revenues, gross margins and market share, any of which would negatively affect our operating results and financial condition.

We are exposed to risks associated with a highly concentrated customer base.

Our customer base, particularly in the semiconductor industry, historically has been, and is becoming increasingly, highly concentrated. In this environment, orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. Furthermore, because our products are configured to customer specifications, any changes, delays or cancellations of orders may result in significant, non-recoverable costs. As a result of the consolidation within our customer base, the customers that survive that consolidation represent a greater portion of our sales. Those surviving customers may have more aggressive policies regarding engaging alternative, second-source suppliers for the products we serve and, in addition, may seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. Any of these changes could negatively impact our prices, customer orders, revenues and gross margins. Also, certain customers have undergone significant ownership changes, experienced management changes or have outsourced manufacturing activities, any of which may result in additional complexities in managing customer relationships and transactions. During the challenging economic environment experienced over the past year, we have been exposed to additional risks related to the continued financial viability of certain of our customers. To the extent our customers experience liquidity issues, we may be required to incur additional bad debt expense with respect to receivables owed to us by those customers. In addition, customers with liquidity issues may be forced to discontinue operations or may be acquired by one of our customers, and in either case such event would have the effect of further consolidating our customer base. These factors could have a material adverse effect on our business, financial condition and operating results.

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

Disruption of our manufacturing facilities due to earthquake, flood, other natural catastrophic events, heath epidemics or terrorism could result in cancellation of orders or loss of customers and could seriously harm our business.

We have significant manufacturing operations in the United States, with additional operations in Israel, Singapore, Belgium, Germany and China. Operations at our manufacturing facilities and our assembly subcontractors are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, health epidemics, fire, earthquake, energy shortages, flooding or other natural disasters. Such disruption could cause delays in shipments of products to our customers. We cannot ensure that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms.

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

If we are unable to successfully integrate and manage acquired businesses or if acquired businesses perform poorly, then our business and financial results may suffer. It is possible that the businesses we have acquired, as well as businesses that we may acquire in the future, may perform worse than expected or prove to be more difficult to integrate and manage than expected. In addition, we may lose key employees of the acquired companies. As a result, risks associated with acquisition transactions may give rise to a material adverse effect on our business and financial results for a number of reasons, including:

•	we may have to devote unanticipated financial and management resources to acquired businesses;

•	the combination of businesses may cause the loss of key personnel or an interruption of, or loss of momentum in, the activities of our company and/or the acquired business;

•	we may not be able to realize expected operating efficiencies or product integration benefits from our acquisitions;

•	we may experience challenges in entering into new market segments for which we have not previously manufactured and sold products;

•	we may face difficulties in coordinating geographically separated organizations, systems and facilities;

•	the customers, distributors, suppliers, employees and others with whom the companies we acquire have business dealings may have a potentially adverse reaction to the acquisition;

•	we may have to write-off goodwill or other intangible assets; and

•	we may incur unforeseen obligations or liabilities in connection with acquisitions.

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

We purchase insurance to help mitigate the economic impact of certain insurable risks; however, certain other risks are uninsurable or are insurable only at significant cost or cannot be mitigated with insurance. An earthquake could significantly disrupt our manufacturing operations, a significant portion of which are conducted in California, an area highly susceptible to earthquakes. It could also significantly delay our research and engineering efforts on new products, much of which is also conducted in California. We take steps to minimize the damage that would be caused by an earthquake, but there is no certainty that our efforts will prove successful in the event of an earthquake. We self insure earthquake risks because we believe this is a prudent financial decision based on our large cash reserves and the high cost and limited coverage available in the earthquake insurance market. Certain other risks are also self-insured either based on a similar cost-benefit analysis, or based on the unavailability of insurance. If one or more of the uninsured events occurs, we could suffer major financial loss.

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

For example, the adoption of the authoritative guidance for stock-based compensation, which required us to measure all employee stock-based compensation awards using a fair value method beginning in fiscal year 2006 and record such expense in our consolidated financial statements, has had a material impact on our consolidated financial statements, as reported under accounting principles generally accepted in the United States of America.

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

We have some exposure to fluctuations in foreign currency exchange rates, primarily the Euro and the Japanese Yen. We have international subsidiaries that operate and sell our products globally. In addition, an increasing proportion of our manufacturing activities are conducted outside of the United States, and many of the costs associated with such activities are denominated in foreign currencies. We routinely hedge our exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations, but these hedges may be inadequate to protect us from currency exchange rate fluctuations. To the extent that these hedges are inadequate, or if there are significant currency exchange rate fluctuations in currencies for which we do not have hedges in place, our reported financial results or the way we conduct our business could be adversely affected. Furthermore, if a financial counter-party to our hedges experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.

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

As of September 30, 2009, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value and liquidity of both our debt and equity securities. Factors that can affect our credit rating include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy.

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

As noted above, we recorded a material charge during the fiscal year ended June 30, 2009 related to the impairment of our goodwill and purchased intangible assets. Goodwill represents the excess of costs over the net fair value of net assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with authoritative guidance for goodwill. Purchased intangible assets with estimable useful lives are amortized over their respective estimated useful lives using the straight-line method, and are reviewed for impairment in accordance with authoritative guidance for long-lived assets. The valuation of goodwill and intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. A substantial decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the amount of such impairment charge, could result in a change to the estimation of fair value that could result in an additional impairment charge.

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

Our global operations are linked by information systems, including telecommunications, the internet, our corporate intranet, network communications, email and various computer hardware and software applications. Despite our implementation of network security measures, our tools and servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems and tools located at customer sites, or could be subject to system failures or malfunctions for other reasons. System failures or malfunctioning, such as difficulties with our customer relationship management (“CRM”) system, could disrupt our operations and our ability to timely and accurately process and report key components of our financial results. In addition, any disruptions or difficulties that may occur in connection with our enterprise resource planning (“ERP”) system or other systems (whether in connection with the regular operation of such systems or as a result of the integration of our acquired businesses into such systems) could adversely affect our ability to complete important business processes, such as the evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Any such event could have an adverse effect on our business, operating results and financial condition.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.46	Fiscal Year 2010 Performance Bonus Plan * +

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.

*	Denotes a management contract, plan or arrangement.

+	Confidential treatment has been requested as to a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

October 29, 2009	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace President and Chief Executive Officer (Principal Executive Officer)

October 29, 2009	/s/ MARK P. DENTINGER
(Date)	Mark P. Dentinger Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 29, 2009	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

10.46	Fiscal Year 2010 Performance Bonus Plan * +

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement.

+	Confidential treatment has been requested as to a portion of this exhibit.