Form 10-Q
period 2009-12-31
KLA TENCOR CORP
filed 2010-01-29
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 14, 2010, there were 172,073,223 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KLA-TENCOR CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)	December 31, 2009	June 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$531,444	$524,967
Marketable securities	990,900	804,917
Accounts receivable, net	298,071	210,143
Inventories, net	352,241	370,206
Deferred income taxes	262,484	261,121
Other current assets	152,121	227,263

Total current assets	2,587,261	2,398,617
Land, property and equipment, net	261,942	291,878
Goodwill	333,984	329,379
Purchased intangibles, net	132,462	149,080
Other non-current assets	410,092	440,584

Total assets	$3,725,741	$3,609,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,632	$63,485
Deferred system profit	147,578	95,820
Unearned revenue	38,811	46,236
Other current liabilities	339,084	341,441

Total current liabilities	613,105	546,982
Non-current liabilities:
Long-term debt	745,475	745,204
Income tax payable	51,787	49,738
Unearned revenue	24,589	23,059
Other non-current liabilities	63,851	60,163

Total liabilities	1,498,807	1,425,146
Commitments and contingencies (Note 13 and Note 14)
Stockholders’ equity:
Common stock and capital in excess of par value	886,860	835,477
Retained earnings	1,357,049	1,370,132
Accumulated other comprehensive loss	(16,975)	(21,217)

Total stockholders’ equity	2,226,934	2,184,392

Total liabilities and stockholders’ equity	$3,725,741	$3,609,538

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
(In thousands, except per share data)	2009	2008	2009	2008
Revenues:
Product	$314,946	$273,072	$544,197	$678,568
Service	125,409	123,517	238,845	250,534

Total revenues	440,355	396,589	783,042	929,102

Costs and operating expenses:
Costs of revenues	207,286	238,167	379,178	490,980
Engineering, research and development	83,301	95,266	161,510	209,627
Selling, general and administrative	102,673	133,954	180,309	252,444
Goodwill and purchased intangible asset impairment	—	434,833	—	446,744

Total costs and operating expenses	393,260	902,220	720,997	1,399,795

Income (loss) from operations	47,095	(505,631)	62,045	(470,693)
Interest income and other, net	4,463	1,381	25,762	19,431
Interest expense	13,542	13,853	26,999	27,726

Income (loss) before income taxes	38,016	(518,103)	60,808	(478,988)
Provision for (benefit from) income taxes	16,222	(83,849)	18,609	(64,023)

Net income (loss)	$21,794	$(434,254)	$42,199	$(414,965)

Net income (loss) per share:
Basic	$0.13	$(2.57)	$0.25	$(2.43)

Diluted	$0.13	$(2.57)	$0.24	$(2.43)

Cash dividend paid per share	$0.15	$0.15	$0.30	$0.30

Weighted average number of shares:
Basic	171,408	169,022	171,053	170,552

Diluted	173,808	169,022	173,292	170,552

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended December 31,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$42,199	$(414,965)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,374	78,354
Goodwill, purchased intangible asset and long-lived asset impairment charges	10,592	449,191
Gain on sale of real estate assets	(2,984)	(3,365)
Non-cash stock-based compensation	41,054	56,685
Provision for doubtful accounts	—	24,097
Tax charge from equity awards	(5,133)	(3,912)
Excess tax benefit from equity awards	—	(1,691)
Net loss (gain) on sale of marketable securities and other investments	(2,874)	513
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Decrease (increase) in accounts receivable, net	(83,843)	162,273
Decrease in inventories	24,350	13,583
Decrease in other assets	55,182	34,309
Increase (decrease) in accounts payable	23,616	(9,145)
Increase (decrease) in deferred system profit	51,758	(67,365)
Increase (decrease) in other liabilities	36,559	(272,805)

Net cash provided by operating activities	236,850	45,757

Cash flows from investing activities:
Acquisition of business, net of cash received	—	(140,975)
Capital expenditures, net	(14,370)	(17,099)
Proceeds from sale of assets	5,878	21,814
Purchase of available-for-sale securities	(600,671)	(519,153)
Proceeds from sale and maturity of available-for-sale securities	404,387	399,005
Purchase of trading securities	(38,574)	(28,145)
Proceeds from sale of trading securities	46,621	30,411

Net cash used in investing activities	(196,729)	(254,142)

Cash flows from financing activities:
Issuance of common stock	23,462	27,131
Tax withholding payments related to vested and released restricted stock units	(12,204)	(10,388)
Common stock repurchases	—	(226,515)
Payment of dividends to stockholders	(51,292)	(51,175)
Excess tax benefit from equity awards	—	1,691

Net cash used in financing activities	(40,034)	(259,256)

Effect of exchange rate changes on cash and cash equivalents	6,390	(4,135)

Net increase (decrease) in cash and cash equivalents	6,477	(471,776)
Cash and cash equivalents at beginning of period	524,967	1,128,106

Cash and cash equivalents at end of period	$531,444	$656,330

Supplemental cash flow disclosures:
Income taxes paid (refund received), net	$(57,900)	$3,866

Interest paid	$26,330	$29,311

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

The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2010.

Certain reclassifications have been made to the prior year’s Condensed Consolidated Balance Sheet to conform to the current year presentation. The reclassifications had no effect on the Condensed Consolidated Statements of Operations or Cash Flows.

The Company has evaluated material subsequent events through January 28, 2010, the date these condensed consolidated financial statements were issued, and no additional items were noted that need to be disclosed.

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

Recent Accounting Pronouncements. In October 2009, the FASB amended its Emerging Issues Task Force (“EITF”) authoritative guidance addressing revenue arrangements with multiple deliverables. The guidance requires revenue to be allocated to multiple elements using relative fair value based on vendor-specific objective evidence, third-party evidence or estimated selling price. The residual method also becomes obsolete under this guidance. This guidance is effective for the Company’s interim reporting period ending on September 30, 2010, and allows for early adoption. The Company elected to early adopt the accounting guidance at the beginning of its second quarter of the fiscal year ending June 30, 2010 and has applied the adoption retrospectively to the beginning of the fiscal year to apply the guidance to transactions originating or materially modified after June 30, 2009. The implementation resulted in additional qualitative disclosures but did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB amended the authoritative guidance addressing certain revenue arrangements that include software elements. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. This guidance is effective for the Company’s interim reporting period ending on September 30, 2010, and allows for early adoption. The Company elected to early adopt the accounting guidance at the beginning of its second quarter of the fiscal year ending June 30, 2010 and has applied the adoption retrospectively to the beginning of the fiscal year to apply the guidance to transactions originating or materially modified after June 30, 2009. The implementation resulted in additional qualitative disclosures but did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued authoritative guidance for measuring liabilities at fair value that reaffirms the existing definition of fair value and reintroduces the concept of entry value into the determination of fair value of liabilities. Entry value is the amount an entity would receive to enter into an identical liability. The guidance was effective for the Company’s interim reporting period ended December 31, 2009. The implementation did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This guidance was effective for the Company’s interim reporting period ended on September 30, 2009 and only impacted references for accounting guidance.

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance will require such contingencies to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company did not complete any material business combinations during the three or six months ended December 31, 2009, and the effect of this guidance, if any, on the Company’s financial position, results of operations and cash flows in future periods will depend on the nature and significance of business combinations subject to this guidance.

In April 2009, the FASB issued authoritative guidance to increase the frequency of fair value disclosures of financial instruments, thereby enhancing consistency in financial reporting. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this guidance, fair values for these types of financial assets and liabilities have only been disclosed once a year. The guidance requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this guidance was effective for the Company’s interim reporting period ended on September 30, 2009. The implementation did not have a material impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature.

In December 2008, the FASB issued authoritative guidance for an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The guidance requires annual disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The annual disclosure requirement under this guidance is effective for the Company’s fiscal year beginning July 1, 2009. The guidance does not change the accounting treatment for post-retirement benefit plans.

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

Revenue Recognition for Certain Arrangements with Software Elements and/or Multiple Deliverables

As discussed above, in October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

•

require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if the Company does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price. Valuation terms defined as below:

•	VSOE – the price at which the Company sells the element in a separate stand-alone transaction,

•	TPE – evidence from the Company or other companies of the value of a largely interchangeable element in a transaction,

•	ESP – the Company’s best estimate of the selling price of an element in a transaction.

The Company elected to early adopt this accounting guidance at the beginning of its second quarter of the fiscal year ending June 30, 2010 on a prospective basis and has applied the adoption retrospectively to the beginning of the fiscal year to apply the guidance to transactions originating or materially modified after June 30, 2009. The implementation resulted in additional qualitative disclosures that are included below but did not have a material impact on the Company’s financial position, results of operations or cash flows.

For transactions entered into through June 30, 2009, the Company primarily recognized revenue based on the guidance in Staff Accounting Bulletin No. 104. During the period, for the majority of the Company’s arrangements involving multiple deliverables, the entire amount of the sales contract was allocated to each respective element based on its relative selling price, using fair value. In the limited circumstances when the Company was not able to determine fair value for the deliverables in the arrangement, but was able to obtain fair value for the undelivered elements, revenue was allocated using the residual method. Under the residual method, the amount of revenue allocated to delivered elements equaled the total arrangement consideration less the aggregate selling price of any undelivered elements, and no revenue was recognized until all elements without fair value had been delivered. If fair value of any undelivered elements did not exist, the entire amount of the sales contract was deferred until all elements were accepted by the customer.

This guidance does not generally change the units of accounting for the Company’s revenue transactions. The Company typically recognizes revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. Under certain circumstances, however, the Company recognizes revenue upon shipment, prior to written acceptance from the customer. The portion of revenue associated with installation is deferred based on relative sales price and recognized upon completion of the installation. Spare parts revenue is recognized when the product has been shipped and risk of loss has passed to the customer, and collectability is reasonably assured. Service and maintenance contract revenue is recognized ratably over the term of the maintenance contract. Services performed in the absence of a contract, such as consulting and training revenue, are recognized when the related services are performed, and collectability is reasonably assured. The Company’s arrangements generally do not include any provisions for cancellation, termination or refunds that would significantly impact recognized revenue.

The Company enters into revenue arrangements that may consist of multiple deliverables of its products and services where certain elements of a sales contract are not delivered and accepted in one reporting period.

In many instances, products are sold in stand-alone arrangements. Services are sold separately through renewals of annual maintenance contracts. As a result, for substantially all of the arrangements with multiple deliverables pertaining to products and services, the Company uses VSOE or TPE to allocate the selling price to each deliverable. The Company determines TPE based on historical prices charged for products and services when sold on a stand-alone basis.

When the Company is unable to establish relative selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. ESP could potentially be used for new or customized products.

The Company regularly reviews relative selling prices and maintains internal controls over the establishment and updates of these estimates.

The new accounting guidance for revenue recognition if applied in the same manner to the quarter ended September 30, 2009 would not have had a material impact on revenues. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements based on current sales strategies.

NOTE 2 – FAIR VALUE MEASUREMENTS

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

As of December 31, 2009, the Company did not elect the fair value option that permits companies to measure eligible financial instruments at fair value for any financial assets and liabilities that were not previously measured at fair value, with the exception of the Put Option related to the auction rate securities repurchase agreement with UBS AG referenced in Note 4, “Marketable Securities.”

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

Level 1	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2	Valuations based on unadjusted quoted prices for similar assets or liabilities, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The principal market in which the Company executes its foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. The Company’s foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 were as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income securities	$1,331,398	$651,687	$650,327	$29,384
Derivative assets	5,612	—	2,631	2,981
Other assets	116,331	116,331	—	—

Total financial assets	$1,453,341	$768,018	$652,958	$32,365

Derivative liabilities	$(2,205)	$—	$(2,205)	$—

Total financial liabilities	$(2,205)	$—	$(2,205)	$—

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2009 as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$340,498	$336,802	$3,696	$—
Marketable securities	990,900	314,885	646,631	29,384
Other current assets	5,612	—	2,631	2,981
Other non-current assets	116,331	116,331	—	—

Total financial assets	$1,453,341	$768,018	$652,958	$32,365

Other current liabilities	$(2,205)	$—	$(2,205)	$—

Total financial liabilities	$(2,205)	$—	$(2,205)	$—

Changes in our Level 3 securities for the three and six months ended December 31, 2009 and 2008 were as follows:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Beginning aggregate estimated fair value of Level 3 securities	$37,594	$41,419	$40,584	$42,147
Total realized and unrealized gains
Unrealized gain included in other comprehensive income	—	—	—	22
Unrealized gain (loss) included in income	21	(6,687)	56	(6,687)
Reversal of unrealized loss associated with transfer of securities to trading securities	—	1,281	—	1,281
Net purchases (settlements)	(5,250)	4,866	(8,275)	4,116

Ending aggregate estimated fair value of Level 3 securities	$32,365	$40,879	$32,365	$40,879

NOTE 3 – BALANCE SHEET COMPONENTS

(In thousands)	December 31, 2009	June 30, 2009
Accounts receivable, net
Accounts receivable, gross	$333,320	$245,618
Allowance for doubtful accounts	(35,249)	(35,475)

	$298,071	$210,143

Inventories, net
Customer service parts	$138,425	$146,724
Raw materials	108,847	99,383
Work-in-process	68,486	66,292
Finished goods and demonstration equipment	36,483	57,807

	$352,241	$370,206

Other current assets
Prepaid expenses	$34,585	$61,854
Income tax related receivables	92,400	138,500
Other current assets	25,136	26,909

	$152,121	$227,263

Land, property and equipment, net
Land	$48,697	$52,493
Buildings and improvements	126,029	132,873
Machinery and equipment	390,636	410,643
Office furniture and fixtures	24,556	23,976
Leasehold improvements	101,435	106,811
Construction in progress	6,900	1,171

	698,253	727,966
Less: accumulated depreciation and amortization	(436,311)	(436,088)

	$261,942	$291,878

Other non-current assets
Long-term investments	$139,083	$128,776
Deferred tax assets – long-term	254,953	295,536
Other	16,056	16,272

	$410,092	$440,584

Other current liabilities
Warranty and retrofit obligations	$18,369	$21,812
Compensation and benefits	216,852	176,828
Income taxes payable	19,067	15,536
Interest payable	8,769	8,769
Accrued litigation costs	9,271	4,848
Other accrued expenses	66,756	113,648

	$339,084	$341,441

NOTE 4 – MARKETABLE SECURITIES

The amortized costs and estimated fair value of marketable securities as of December 31, 2009 and June 30, 2009 are as follows:

As of December 31, 2009 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$32,793	$70	$(34)	$32,829
U.S. Government agency securities	296,307	1,059	(667)	296,699
Municipal bonds	53,407	288	(65)	53,630
Corporate debt securities	544,848	5,541	(712)	549,677
Money market, bank deposits and other	359,784	—	—	359,784
Sovereign securities	9,337	58	—	9,395
Auction rate securities	32,375	—	(2,991)	29,384

Subtotal	1,328,851	7,016	(4,469)	1,331,398
Less: Cash equivalents	340,498	—	—	340,498

Marketable securities	$988,353	$7,016	$(4,469)	$990,900

As of June 30, 2009 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$85,843	$576	$(7)	$86,412
U.S. Government agency securities	277,762	2,089	(155)	279,696
Municipal bonds	30,228	260	(68)	30,420
Corporate debt securities	349,522	3,478	(557)	352,443
Money market, bank deposits and other	325,014	—	—	325,014
Sovereign securities	10,319	73	(31)	10,361
Auction rate securities	40,650	—	(2,482)	38,168

Subtotal	1,119,338	6,476	(3,300)	1,122,514
Less: Cash equivalents	317,597	—	—	317,597

Marketable securities	$801,741	$6,476	$(3,300)	$804,917

KLA-Tencor’s investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. The fair value of these securities is impacted by market interest rates and credit spreads. The rise of market interest rates or credit spreads may lower the fair value of our investment portfolio. As of December 31, 2009, none of the unrealized losses of the securities are a result of permanent credit impairments. The Company believes it will realize the full value of these investments upon maturity.

The following table summarizes the fair value and gross unrealized losses of its investments as of December 31, 2009:

(In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasuries	$9,400	$(34)
U.S. Government agency securities	128,847	(667)
Municipal bonds	14,029	(65)
Corporate debt securities	159,867	(712)
Auction rate securities (2)	29,384	(2,991)

Total	$341,527	$(4,469)

(1)	Of the total gross unrealized losses, there were no amounts from available-for-sale securities that have been in a loss position for 12 months or more.
(2)	The auction rate securities have been in a continuous loss position for more than 12 months and are classified as trading securities.

The contractual maturities of securities classified as available-for-sale as of December 31, 2009, regardless of the consolidated balance sheet classification, are as follows:

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$235,012	$236,727
Due after one year through three years	720,966	724,789

	$955,978	$961,516

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized gains for the three and six months ended December 31, 2009 were approximately $0.8 million and $2.0 million, respectively.

The Company’s investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by the Company are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa. In February 2008, because sell orders exceeded buy orders, auctions failed for approximately $48.2 million in par value of municipal auction rate securities held by the Company. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. Prior to June 30, 2009, a total of $7.6 million of the auction rate securities held by the Company were called at par value by the issuer (therefore no losses were recognized on these securities). During the three and six months ended December 31, 2009, an additional $5.3 million and $8.3 million, respectively, of the auction rate securities were called at par value by the issuer. The fair value of the auction rate securities at December 31, 2009 was $29.4 million (fair value of $32.4 million), which is included in marketable securities under current assets.

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

The Agreement covers $32.4 million par value (fair value of $29.4 million) of the auction rate securities held by the Company as of December 31, 2009. The Company is accounting for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option during the three months ended December 31, 2009. The fair value of the Put Option was $3.0 million and $2.4 million as of December 31, 2009 and June 30, 2009, respectively.

During the three months ended December 31, 2008, the Company made an election pursuant to authoritative guidance for debt and equity investments to transfer these auction rate securities from available-for-sale to trading securities. The transfer to trading securities reflects the Company’s intent to exercise the Put Option during the period June 30, 2010 to June 30, 2012. During the three and six months ended December 31, 2009, the Company recognized a decrease in the fair value of the auction rate securities of $0.6 million and $0.7 million, respectively, which is included in interest income and other, net.

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

Executive Deferred Savings Plan

The Company maintains an Executive Deferred Savings Plan, which is a non-qualified deferred compensation plan whereby non-employee directors and certain highly compensated employees may defer a portion of their salary and bonus. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company administers the investment of these funds, and the participants remain general creditors of the Company. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment. The Company classifies these deferred compensation plan investments as trading securities. As of December 31, 2009, the Company had a deferred compensation plan related asset and liability of $116.3 million and $116.8 million included as a component of other non-current assets and other current liabilities on the Condensed Consolidated Balance Sheet, respectively. As of June 30, 2009, the Company had a deferred compensation plan related asset and liability of $107.2 million and $108.3 million included as a component of other non-current assets and other current liabilities on the Condensed Consolidated Balance Sheet, respectively.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $33.1 million of goodwill was assigned to the defect inspection reporting unit, and is not expected to be deductible for tax purposes. This acquisition has provided the Company with a line of mask registration measurement tools to complement the Company’s mask inspection products. In addition, through the acquisition the Company has acquired a provider of SEM-based tools for mask critical dimension measurement. Other technologies of the MIE business unit acquired by the Company in the transaction include macro defect inspection systems, overlay measurement systems for microelectromechanical systems (“MEMS”) applications and software packages for defect classification and data analysis.

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

NOTE 6 – GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The following table presents goodwill balances and the movements during the six months ended December 31, 2009 and 2008:

	Six months ended December 31,
(In thousands)	2009	2008
Gross beginning balance as of beginning of fiscal year	$605,965	$601,882
Accumulated impairment losses	(276,586)	—

Net beginning balance as of beginning of fiscal year	329,379	601,882
Acquisitions	—	33,071
Net exchange differences	4,605	(31,637)
Adjustments	—	10,842
Impairment	—	(276,586)

Net ending balance as of December 31	$333,984	$337,572

(In thousands)	As of December 31, 2009	As of December 31, 2008
Gross goodwill balance	$610,570	$614,158
Accumulated impairment losses	(276,586)	(276,586)

Net goodwill balance	$333,984	$337,572

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company completed its annual evaluation of the goodwill by reporting unit for the three months ended December 31, 2009 and concluded that there was no impairment as of December 31, 2009. As of December 31, 2009, the Company’s assessment of goodwill impairment indicated that the fair value of the Company’s reporting units were substantially in excess of their estimated carrying values, and therefore goodwill in the reporting units was not impaired.

The Company completed its annual evaluation of the goodwill by reporting unit as at December 31, 2008. As a result of the global economic downturn, reductions to the Company’s revenue, operating income, and cash flow forecasts, and a significant reduction in the Company’s market capitalization, the Company determined that the goodwill related to its Metrology reporting unit was impaired. As a result, the Company recorded an impairment charge of $272.1 million, which represented the entire goodwill amount related to the Metrology reporting unit, during the three months ended December 31, 2008. The Company’s assessment of goodwill impairment indicated that the fair values of the Company’s other reporting units exceeded their estimated carrying values and therefore goodwill in those reporting units was not impaired.

Fair value of a reporting unit is determined by using a weighted combination of two market-based approaches and an income approach, as this combination is deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants and is consistent in principle with the methodology used for goodwill evaluation in the prior year. Under the market-based approach, the Company utilizes information regarding the Company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company’s reporting units. The Company assigns an equal weighting to the discounted cash flow. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.

Purchased Intangible Assets

The components of purchased intangible assets as of December 31, 2009 and June 30, 2009 were as follows:

(Dollar amounts in thousands)		As of December 31, 2009			As of June 30, 2009
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$132,010	$65,901	$66,109	$131,966	$56,367	$75,599
Patents	6-13 years	57,642	31,034	26,608	57,626	27,847	29,779
Trade name / Trademark	4-10 years	19,623	10,163	9,460	19,616	9,221	10,395
Customer relationships	6-7 years	54,428	24,630	29,798	54,409	21,673	32,736
Other	0-1 year	16,787	16,300	487	16,759	16,188	571

Total		$280,490	$148,028	$132,462	$280,376	$131,296	$149,080

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the fiscal year ended June 30, 2008, the Company identified a certain business unit as held for sale. This business unit was subsequently sold during the three months ended December 31, 2009, and the Company recognized a gain of $0.8 million in connection with the sale.

During the quarter ended December 31, 2008, the economic conditions that affect the Company’s industry deteriorated, which led our customers to scale back their production operations and reduce their capital expenditures. At that time, industry analysts expected demand for semiconductor capital equipment to continue to remain weak until macroeconomic conditions improve. In addition, the Company experienced a significant decline in its stock price, resulting in a significant reduction in the Company’s market capitalization. These factors were taken into account as the Company performed an assessment of its purchased intangible assets during the quarter ended December 31, 2008 to test for recoverability in accordance with the authoritative guidance on impairment of long-lived assets. The assessment of recoverability is based on management’s estimates. Based on the Company’s assessment for the quarter ended December 31, 2008, undiscounted projected future operating cash flows for certain long-lived asset groups did not exceed the net book value, indicating that a permanent impairment had occurred. The fair value was determined using the income approach which is a present value technique used to measure the fair value of future cash flows produced by each asset group. The Company estimated the future cash flows over the weighted average of the remaining useful lives of its intangible assets, which generally range from 1 to 6 years, using a 13% discount rate. Based on the assessment, the Company recorded an intangible asset impairment charge of $162.8 million during the three months ended December 31, 2008, of which $73.1 million related to existing technology, $26.3 million to patents, $38.1 million to customer relationships, $16.6 million to trademarks and $8.7 million to other intangible assets.

For the three months ended December 31, 2009 and 2008, amortization expense for purchased intangible assets was $8.4 million and $16.1 million, respectively. For the six months ended December 31, 2009 and 2008, amortization expense for other intangible assets was $16.7 million and $41.0 million, respectively. Based on the intangible assets recorded as of December 31, 2009, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (in thousands)
2010 (remaining 6 months)	$16,709
2011	32,411
2012	29,636
2013	20,363
2014	14,995
Thereafter	18,348

Total	$132,462

NOTE 7 – LONG-TERM DEBT

In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as at December 31, 2009.

In certain circumstances involving a change of control followed by a downgrade of the rating of the Company’s senior notes, the Company will be required to make an offer to repurchase the senior notes at a purchase price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. The Company’s ability to repurchase the senior notes in such event may be limited by law, by the indenture associated with the senior notes, or by the terms of other agreements to which the Company may be party at such time. If the Company fails to repurchase the senior notes as required by the indenture, it would constitute an event of default under the indenture governing the senior notes which, in turn, may also constitute an event of default under other of the Company’s obligations.

Based on the trading prices of the debt at December 31, 2009 and June 30, 2009, the estimated fair value of the debt was $811.6 million and $702.0 million, respectively.

NOTE 8 – STOCK-BASED COMPENSATION

Equity Incentive Program

Under the Company’s current equity incentive program, the Company issues equity awards from its 2004 Equity Incentive Plan (the “2004 Plan”), which provides for the grant of options to purchase shares of its common stock, stock appreciation rights, restricted stock, performance shares, performance units and deferred stock units to its employees, consultants and members of its Board of Directors. The 2004 Plan was approved by the Company’s stockholders on October 18, 2004 and permits the issuance of up to 32.0 million shares of common stock, including 11.0 million shares approved by the Company’s stockholders on November 4, 2009. As of December 31, 2009, 13.3 million shares were available for grant under the 2004 Plan. Any 2004 Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto. During the six months ended December 31, 2009, approximately 0.3 million restricted stock units were granted to senior management with performance-based and service-based vesting criteria.

The following table summarizes the combined activity under the Company’s equity incentive plans for the indicated period:

(In thousands)	Available For Grant
Balances at June 30, 2009(1)	7,702
Shares added to 2004 Plan	11,000
Plan shares expired	(484)
Restricted stock units granted(2)	(5,137)
Restricted stock units canceled(2)	970
Restricted stock units traded for taxes(3)	244
Options canceled/expired/forfeited	648

Balances at December 31, 2009(1)	14,943

(1)	Includes shares available for issuance under the 2004 Plan, as well as under the Company’s 1998 Outside Director Option Plan (the “Outside Director Plan”), which only permits the issuance of stock options to the Company’s non-employee directors. As of December 31, 2009, approximately 1.6 million shares were available for grant under the Outside Director Plan.
(2)	Any 2004 Plan awards of restricted stock, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto.
(3)	Effective November 4, 2009, any shares withheld by the Company after such date in satisfaction of applicable withholding taxes upon the issuance, vesting or settlement of equity awards under the 2004 Plan will no longer be available for future issuance under the 2004 Plan.

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

The following table shows pre-tax stock-based compensation expense for the three and six months ended December 31, 2009 and 2008:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Stock-based compensation expense:
Costs of revenues	$3,325	$4,679	$6,613	$10,135
Engineering, research and development	6,667	6,981	13,270	16,953
Selling, general and administrative	10,863	10,643	21,171	29,597

Total stock-based compensation expense	$20,855	$22,303	$41,054	$56,685

Stock Options

The following table summarizes the activities and weighted-average exercise price for stock options under all plans during the six months ended December 31, 2009:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2009	12,979	$43.49
Granted	—	$—
Exercised	(441)	$33.09
Cancelled/expired/forfeited	(648)	$43.29
Outstanding stock options as of December 31, 2009	11,890	$43.88
Vested and exercisable as of December 31, 2009	11,311	$43.76

The Company has not issued any stock options since November 1, 2007. The weighted-average remaining contractual terms for total options outstanding under all plans and for total options exercisable under all plans were 3.3 years and 3.1 years, respectively. The aggregate intrinsic value for the options exercisable as of December 31, 2009 was $8.3 million.

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

The following table shows the total intrinsic value of options exercised, total cash received from employees as a result of employee stock option exercises, and tax benefits realized by the Company in connection with these stock option exercises for the three and six months ended December 31, 2009 and 2008:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Total intrinsic value of options exercised	895	1,482	1,105	10,631
Total cash received from employees as a result of employee stock option exercises	11,661	3,618	14,577	9,585
Tax benefits realized by the Company in connection with these exercises	329	798	406	4,014

As of December 31, 2009, the unrecognized stock-based compensation balance related to stock options was $8.1 million and will be recognized over an estimated weighted-average amortization period of 0.9 years.

The Company settles employee stock option exercises with newly issued common shares except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.

The following table shows the amount of stock-based compensation that was capitalized as inventory and deferred system profit as of December 31, 2009 and June 30, 2009:

(In thousands)	December 31, 2009	June 30, 2009
Inventory	$6,580	$6,561
Deferred system profit	$—	$—

Restricted Stock Units

The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, traded for taxes, and forfeited during the six months ended December 31, 2009 and restricted stock units outstanding as of December 31, 2009 and June 30, 2009:

Restricted Stock Units	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2009	5,464	$24.77
Granted	2,854	$22.21
Vested and released	(761)	$29.14
Traded for taxes	(372)	$30.50
Forfeited	(539)	$25.51

Outstanding restricted stock units as of December 31, 2009	6,646	$22.79

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

As of December 31, 2009, the unrecognized stock-based compensation balance related to restricted stock units was $124.8 million and will be recognized over an estimated weighted-average amortization period of 2.7 years.

In connection with the vested and released restricted stock units, the Company realized tax benefits as follows:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Tax benefits realized in connection with vested and released restricted stock units	$11,517	$788	$13,155	$12,467

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

During the quarter ended March 31, 2009, the Company’s Board of Directors approved further amendments to the ESPP in continuation of the Company’s cost reduction efforts. Those amendments to the ESPP (a) eliminated the look-back feature (i.e., the reference to the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period) and (b) reduced the purchase price discount from 15% to 5%. These changes were effective July 1, 2009, such that the purchase price with respect to the six-month offering period that began on June 30, 2009 was 95% of the fair market value of the Company’s common stock on the December 31, 2009 purchase date.

During the quarter ended December 31, 2009, in response to recent improvements in the condition of the industries in which the Company operates, the Company’s Board of Directors approved amendments to the ESPP that (a) reinstated the six-month look-back feature and (b) increased the purchase price discount from 5% to 15%. These changes became effective January 1, 2010, such that the purchase price with respect to each offering period beginning on or after such date will be 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date.

The Company estimated the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended December 31,			Six months ended December 31,
	2009		2008	2009		2008
Stock purchase plan:
Expected stock price volatility	(	*)	41%	(	*)	41%
Risk free interest rate	(	*)	1.8%	(	*)	1.8%
Dividend yield	(	*)	1.4%	(	*)	1.4%
Expected life of options (in years)	(	*)	1.3	(	*)	1.3

*	No compensation cost was recognized for the three and six months ended December 31, 2009, as the purchase price for the offering period that ended on December 31, 2009 was based solely on the market price of the shares at the December 31, 2009 purchase date and the discount on the purchase price was 5%.

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to issue under the ESPP during the forthcoming fiscal year. During the fiscal year ended June 30, 2009, a total of 2.0 million additional shares were reserved under the ESPP, and an additional 2.0 million shares have been reserved under the ESPP with respect to the fiscal year ending June 30, 2010. As of December 31, 2009 (taking into account the shares that have been added to the ESPP with respect to the fiscal year ending June 30, 2010), a total of 3.1 million shares were reserved and available for issuance under the ESPP.

In connection with the disqualifying dispositions of shares purchased under the ESPP, the Company realized tax benefits as the following:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Tax benefits realized in connection with disqualifying dispositions of ESPP shares	$154	$70	$867	$296

Executive Severance and Consulting Agreement

During August 2008, the Company announced that effective January 1, 2009, John H. Kispert, the Company’s former President and Chief Operating Officer, would cease to be an employee of the Company. In accordance with the terms of a Severance and Consulting Agreement entered into between the Company and Mr. Kispert dated August 28, 2008, Mr. Kispert received, in addition to certain cash payments and benefits, the following benefits related to his outstanding equity awards: (i) accelerated, pro-rated vesting of the unvested portion (as of the date that his employment with the Company terminated) of all of his outstanding restricted stock units, such that a percentage of the unvested portion of each such restricted stock unit grant, representing the portion of the entire service vesting period under such grant that had been served by Mr. Kispert as of the date that he ceased to be an employee of the Company, was accelerated; (ii) the acceleration of the delivery of all restricted stock units for which vesting was accelerated in accordance with the provisions of the Severance and Consulting Agreement; and (iii) the extension of the post-termination exercise period of each of Mr. Kispert’s stock options so that each such option remained exercisable for twelve months following the date Mr. Kispert ceased to be an employee of the Company, but in no event beyond the original term of the award. In connection with the stock-related benefits agreed to under such agreement, the Company recorded an additional non-cash, stock-based compensation charge of approximately $4.7 million during the three months ended September 30, 2008, which is included as a component of selling, general and administrative (“SG&A”) expense.

NOTE 9 – STOCK REPURCHASE PROGRAM

Since July 1997, the Board of Directors has authorized the Company to systematically repurchase in the open market up to 62.8 million shares of its common stock under a repurchase program. This program was put into place to reduce the dilution from KLA-Tencor’s employee benefit and incentive plans such as the stock option and employee stock purchase plans, and to return excess cash to the Company’s shareholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. In October 2008, the Company suspended its stock repurchase program. At December 31, 2009, 9.8 million shares were available for repurchase under the Company’s repurchase program.

Share repurchases for the three and six months ended December 31, 2009 and 2008 were as follows:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Number of shares of common stock repurchased	—	1,450	—	6,410
Total cost of repurchases	—	$38,657	—	$218,698

The $10.4 million which was accrued in other current liabilities related to unsettled repurchases at September 30, 2008 was paid during the three months ended December 31, 2008.

NOTE 10 – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by using the weighted-average number of common shares outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the shares of common stock underlying the Company’s outstanding dilutive stock options and restricted stock units had been issued. The dilutive effect of outstanding options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The following table sets forth the computation of basic and diluted net income (loss) per share:

(In thousands, except per share amounts)	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$21,794	$(434,254)	$42,199	$(414,965)
Denominator:
Weighted average shares outstanding (1)	171,408	169,022	171,053	170,552
Effect of dilutive options and restricted stock units	2,400	—	2,239	—

Denominator for diluted income (loss) per share	173,808	169,022	173,292	170,552

Basic net income (loss) per share	$0.13	$(2.57)	$0.25	$(2.43)
Diluted net income (loss) per share	$0.13	$(2.57)	$0.24	$(2.43)
Potentially dilutive securities(2)	10,948	20,704	12,483	20,704

(1)	Outstanding shares do not include unvested restricted stock units.
(2)	The potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the above periods because their effect would have been anti-dilutive.

The total amount of dividends paid during the three months ended December 31, 2009 and 2008 was $25.7 million and $25.3 million, respectively. The total amount of dividends paid during the six months ended December 31, 2009 and 2008 was $51.3 million and $51.2 million, respectively.

NOTE 11 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, are as follows:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Net income (loss)	$21,794	$(434,254)	$42,199	$(414,965)
Other comprehensive income (loss):
Currency translation adjustments	(5,529)	(17,934)	3,561	(81,557)
Gain (loss) on cash flow hedging instruments, net	558	(3,638)	720	(1,502)
Change in unrecognized losses and transition obligation related to pension and post-retirement plans	19	59	37	229
Unrealized gain (loss) on investments	(1,648)	5,926	(75)	3,397

Other comprehensive income (loss)	(6,600)	(15,587)	4,243	(79,433)
Total comprehensive income (loss)	$15,194	$(449,841)	$46,442	$(494,398)

NOTE 12 – INCOME TAXES

The Company recorded a provision of $16.2 million and $18.6 million for the three and six months ended December 31, 2009, which represent effective tax rates of 42.7% and 30.6%, respectively. The effective tax rate was an expense on income before taxes.

Tax expense for the six months ended December 31, 2009 increased by approximately 14.3% due to shortfalls from employee stock activity during the six months ended December 31, 2009. Windfall tax benefits arise when a company’s tax deductions for employee stock activity exceeds book compensation for the same activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes.

The increase in tax expense from shortfalls related to equity awards was partially offset by a reduction in tax expense of approximately 14.4% in the six months ended December 31, 2009 due to a non-taxable increase in the assets held within the Executive Deferred Savings Plan, an increase in the federal R&D Credit from employee stock activity and other discrete items.

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

The derivative actions are at an early procedural stage. The defendants are not yet required to respond to the complaints in the actions. The Company’s Board of Directors appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to conduct an independent investigation of the claims asserted in the derivative actions and to determine the Company’s position with respect to those claims. On March 25, 2008, the SLC filed a motion to terminate the Federal Derivative Action and to approve certain settlements with Gary E. Dickerson, Kenneth Levy, Kenneth Schroeder and Jon D. Tompkins related to the claims brought against them in connection with the derivative actions. The Court denied the motion to terminate and to approve the settlements on December 12, 2008. The SLC filed an appeal and petition for writ of mandate challenging that decision to the United States Court of Appeals for the Ninth Circuit, which dismissed the appeal on May 8, 2009 and denied the petition for writ of mandate on July 10, 2009. As a result, the derivative actions remain ongoing. The defendants have not yet responded to the complaint in the Federal Derivative Action and will not be required to do so until after plaintiff has had an opportunity to amend the complaint. The parties are currently participating in a mediation of the derivative claims in the Federal Action, and settlement discussions are ongoing. The plaintiffs are expected to file an amended complaint if the litigation proceeds. No defendant is yet required to answer the complaints in the state court derivative actions in the California Superior Court for Santa Clara County and the Delaware Chancery Court. Response dates in the California Superior Court action have been stayed until responses are due in the Federal Derivative Action. It is not known whether the California Superior Court action will remain stayed after that time. On March 17, 2009, the Delaware Chancery Court issued an order staying the Delaware action so that the litigation of the issues can be confined to the prior Federal Derivative Action. Plaintiff sought leave to appeal the stay decision, which was denied by the Chancery Court on April 14, 2009. Plaintiff subsequently filed a notice of appeal with the Delaware Supreme Court seeking to overturn the Chancery Court’s denial of the application to appeal, which the Delaware Supreme Court denied on April 27, 2009.

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

Litigation with Former CEO Kenneth Schroeder. On April 17, 2009, Kenneth Schroeder, the Company’s former Chief Executive Officer, served the Company with a lawsuit filed in the California Superior Court for Santa Clara County asserting various contract and tort claims in connection with the Company’s termination of Mr. Schroeder and the cancellation of certain of his stock options and restricted stock units in October 2006. The Company filed a motion to compel arbitration of Mr. Schroeder’s claims on June 15, 2009. After the Company filed the motion to compel, Mr. Schroeder stipulated to arbitration, and the California Superior Court for Santa Clara County issued an order compelling the arbitration of his claims and staying the state court action on July 27, 2009. Mr. Schroeder initiated an AAA arbitration claim against the Company on August 7, 2009. In response, the Company filed an Answer and Counterclaim on September 14, 2009. The Company alleged counterclaims against Mr. Schroeder for breach of fiduciary duty, unjust enrichment, fraudulent concealment, declaratory relief and equitable indemnification. The arbitration hearing is scheduled to begin on April 26, 2010. The Company denies having any liability and intends to vigorously defend itself against all claims asserted by Mr. Schroeder.

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

The following table shows total receivables sold under factoring agreements, proceeds from sales of LCs and related discounting fees paid for the three and six months ended December 31, 2009 and 2008:

	Three months ended		Six months ended
(In thousands)	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Receivables sold under factoring agreements	$39,818	$76,368	$70,019	$158,639
Proceeds from sales of LCs	$—	$2,280	$10,507	$10,666
Discounting fees paid on sales of LCs (1)	$—	$6	$123	$44

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases.

The following is a schedule of the remaining estimated operating lease payments (in thousands):

Fiscal year ended June 30,	Amount
2010 (remaining 6 months)	$4,849
2011	7,865
2012	5,190
2013	3,566
2014	2,567
2015 and thereafter	6,416

Total minimum lease payments	$30,453

Rent expense was approximately $2.3 million and $3.3 million for the three months ended December 31, 2009 and 2008, respectively. Rent expense was approximately $4.9 million and $6.0 million for the six months ended December 31, 2009 and 2008, respectively.

Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. KLA-Tencor’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $148.2 million as of December 31, 2009 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

Guarantees. KLA-Tencor provides standard warranty coverage on its systems for 40 hours per week for 12 months, providing labor and parts necessary to repair the systems during the warranty period. KLA-Tencor accounts for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, KLA-Tencor calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. KLA-Tencor updates these estimated charges on a quarterly basis. The actual product performance and/or field expense profiles may differ, and in those cases KLA-Tencor adjusts its warranty accruals accordingly.

The following table provides the balances and changes in the product warranty accrual for the three and six months ended December 31, 2009 and 2008:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Beginning balance	$15,052	$33,917	$18,213	$38,700
Accruals for warranties issued during the period	5,994	4,063	10,727	9,205
Changes in liability related to pre-existing warranties	(654)	(1,014)	(2,579)	1,401
Settlements made during the period	(4,666)	(9,936)	(10,635)	(22,277)

Ending balance	$15,726	$27,029	$15,726	$27,029

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

The Company maintains guarantee arrangements of $17.2 million in various locations to fund customs guarantees for VAT and letter of credit needs of its subsidiaries in Europe and Asia. Approximately $12.4 million was outstanding under these arrangements as of December 31, 2009.

NOTE 15 – RESTRUCTURING CHARGES

In March 2009, the Company announced a plan to further reduce its global workforce by approximately 10%, which followed the Company’s announcement in November 2008 of a global workforce reduction of approximately 15%. The Company has undertaken a number of cost reduction activities, including these workforce reductions, in an effort to lower its quarterly operating expense run rate. The program in the United States is accounted for in accordance with the authoritative guidance related to compensation for non-retirement post-employment benefits, whereas the programs in the international locations are accounted for in accordance with the authoritative guidance for contingencies. During the three months ended December 31, 2009, the Company recorded a $3.1 million net restructuring charge, of which $2.0 million was recorded to costs of revenue, $0.6 million was recorded to engineering, research and development expense and $0.5 million was recorded to selling, general and administrative expense. This charge represents the estimated minimum liability associated with expected termination benefits to be provided to employees after employment.

The following table shows the activity primarily related to severance and benefits expense for the three and six months ended December 31, 2009 and 2008:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Beginning balance	$4,034	$1,333	$8,086	$—
Restructuring costs	3,262	23,142	3,845	24,475
Adjustments	(149)	(1,333)	(685)	(1,333)
Cash payments	(2,569)	(4,435)	(6,668)	(4,435)

Ending balance	$4,578	$18,707	$4,578	$18,707

Substantially all of the remaining accrued restructuring balance related to the Company’s workforce reductions is expected to be paid out by the end of calendar year 2010.

NOTE 16 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The authoritative guidance requires companies to recognize all derivative instruments and hedging activities, including foreign currency exchange contracts, as either assets or liabilities at fair value on the balance sheet. Changes in the fair value of derivative that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are reflected in the statement of operations. In accordance with the guidance, the Company designates foreign currency forward exchange contracts as cash flow hedges of certain forecasted foreign currency denominated sales and purchase transactions.

KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets. As a result, KLA-Tencor is exposed to risks relating to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts and options to hedge against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions, such as the Japanese yen, the euro and the Israeli shekel. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. These currency forward exchange contracts and options, designated as cash flow hedges, generally have maturities of less than 18 months. Cash flow hedges are evaluated for effectiveness monthly, based on changes in total fair value of the derivatives. If a financial counter-party to any of the Company’s hedging arrangement experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience material financial losses.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

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

The location and amounts of designated and non-designated derivative instruments’ gains and losses in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2009 and 2008 are as follows:

Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts

	Location in Financial Statements
	Three months ended December 31, 2009					Three months ended December 31, 2008
(In thousands)	Accumulated OCI	Revenues	Cost of revenues	Interest income and other, net	Total	Accumulated OCI	Revenues	Cost of revenues	Interest income and other, net	Total
Designated derivative instruments
Loss in Accumulated OCI on Derivative (Effective Portion)	$(200)				$(200)	$(11,437)				$(11,437)

Loss reclassified from Accumulated OCI into Income (Effective Portion)		$(1,120)	$24		$(1,096)		$(5,233)	$(336)		$(5,569)

Gain (loss) recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing)				$202	$202				$(55)	$(55)

Non-designated derivative instruments
Gain (Loss) recognized in Income				$401	$401				$(27,958)	$(27,958)

	Six months ended December 31, 2009					Six months ended December 31, 2008
(In thousands)	Accumulated OCI	Revenues	Cost of revenues	Interest income and other, net	Total	Accumulated OCI	Revenues	Cost of revenues	Interest income and other, net	Total
Designated derivative instruments
Loss in Accumulated OCI on Derivative (Effective Portion)	$(402)				$(402)	$(11,238)				$(11,238)

Loss reclassified from Accumulated OCI into Income (Effective Portion)		$(1,332)	$24		$(1,308)		$(8,756)	$(61)		$(8,817)

Gain (loss) recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing)				$(319)	$(319)				$328	$328

Non-designated derivative instruments
Loss recognized in Income				$(2,112)	$(2,112)				$(39,306)	$(39,306)

The outstanding hedge contracts, with maximum maturity of 13 months, were as follows:

(In thousands)	As of December 31, 2009	As of June 30, 2009
Cash flow hedge contracts
Purchase	$11,166	$—
Sell	(21,377)	(36,938)
Other foreign currency hedge contracts
Purchase	106,500	73,914
Sell	(65,410)	(106,080)

Net	$30,879	$(69,104)

The location and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2009 were as follows:

	Asset Derivatives			Liability Derivatives
		December 31, 2009	June 30, 2009		December 31, 2009	June 30, 2009
(In thousands)	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instrument
Foreign exchange contract	Other current assets	$403	$441	Other current liabilities	$364	$657

Total derivatives designated as hedging instruments		$403	$441		$364	$657

Derivatives not designated as hedging instruments
Foreign exchange contract	Other current assets	$2,228	$1,803	Other current liabilities	$1,841	$2,142
Other(1)	Other current assets	2,981	2,416

Total derivatives not designated as hedging instruments		$5,209	$4,219		$1,841	$2,142

Total derivatives		$5,612	$4,660		$2,205	$2,799

(1)	Includes the Put Option to sell the Company’s auction rate securities at par value to UBS.

The following table provides the balances and changes in the accumulated other comprehensive income related to derivative instruments for the three and six months ended December 31, 2009 and 2008:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Beginning balance	$(1,353)	$(3,332)	$(1,613)	$(6,779)
Amount reclassified to income	1,096	5,569	1,558	8,816
Net change	(200)	(11,437)	(402)	(11,237)

Ending balance	$(457)	$(9,200)	$(457)	$(9,200)

NOTE 17 – IMPAIRMENT OF REAL ESTATE ASSETS

During fiscal year 2009, as part of its long-term business plan, the Company decided to sell certain real estate properties owned by it in San Jose, California. The real estate properties are non-financial assets classified within Level 3 of the fair value hierarchy. During the three months ended December 31, 2009, the Company recorded an asset impairment charge of approximately $10.4 million based on the valuation of these assets using relevant market indicators such as range of estimated selling prices. This impairment charge was included in selling, general and administrative expenses.

NOTE 18 – RELATED PARTY TRANSACTIONS

During the three and six months ended December 31, 2009 and 2008, the Company purchased from, or sold to, JDS Uniphase Corporation, Freescale Semiconductor, Inc., and National Semiconductor Corp., where one or more members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member. For the three months ended December 31, 2009 and 2008, the Company’s total revenues from transactions with these parties (for the portion of such period that they were considered related) were approximately $1 million and $1 million, respectively. In addition, for the three months ended December 31, 2009 and 2008, the Company’s total purchases from transactions with these parties (for the portion of such period that they were considered related) were approximately $1 million and $100,000, respectively. For the six months ended December 31, 2009 and 2008, the Company’s total revenues from transactions with these parties (for the portion of such period that they were considered related) were approximately $4 million and $4 million, respectively. In addition, for the six months ended December 31, 2009 and 2008, the Company’s total purchases from transactions with these parties (for the portion of such period that they were considered related) were approximately $2 million and $1 million, respectively. The Company had a receivable balance from these parties of approximately $1 million and $1 million at December 31, 2009 and June 30, 2009, respectively. Management believes that such transactions are at arms length and on similar terms as would have been obtained from unaffiliated third parties.

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

The following is a summary of revenues by geographic region for the three and six months ended December 31, 2009 and 2008:

(Dollar amounts in thousands)	Three months ended December 31,				Six months ended December 31,
	2009		2008		2009		2008
Revenues:
United States	$105,489	24%	$68,772	17%	$180,046	23%	$159,326	17%
Taiwan	171,947	39%	36,621	9%	294,066	38%	122,139	13%
Japan	56,140	13%	117,891	30%	115,492	15%	287,798	31%
Europe & Israel	26,908	6%	53,661	14%	50,833	6%	97,087	11%
Korea	19,437	4%	44,750	11%	48,949	6%	132,611	14%
Rest of Asia Pacific	60,434	14%	74,894	19%	93,656	12%	130,141	14%

Total	$440,355	100%	$396,589	100%	$783,042	100%	$929,102	100%

Long-lived assets by geographic region as of December 31, 2009 and June 30, 2009 were as follows:

(In thousands)	December 31, 2009	June 30, 2009
Long-lived assets:
United States	$195,054	$239,863
Taiwan	1,070	1,021
Japan	3,602	4,308
Europe & Israel	147,001	143,410
Korea	3,557	3,764
Rest of Asia Pacific	60,176	64,868

Total	$410,460	$457,234

The following is a summary of revenues by major products for the three and six months ended December 31, 2009 and 2008 (as a percentage of total revenue):

(Dollar amounts in thousands)	Three months ended December 31,				Six months ended December 31,
	2009		2008		2009		2008
Revenues:
Defect inspection	$260,368	59%	$198,899	50%	$432,114	55%	$500,596	54%
Metrology	54,536	12%	64,823	16%	99,872	13%	150,632	16%
Service	124,183	28%	116,913	30%	236,370	30%	241,975	26%
Other	1,268	1%	15,954	4%	14,686	2%	35,899	4%

Total	$440,355	100%	$396,589	100%	$783,042	100%	$929,102	100%

For the three and six months ended December 31, 2009, two customers accounted for greater than 10% of revenues. For the three months ended December 31, 2008, two customers accounted for greater than 10% of revenue. For the six months ended December 31, 2008, one customer accounted for greater than 10% of revenue. As of December 31, 2009, one customer accounted for greater than 10% of net accounts receivable, and as of June 30, 2009, no customer accounted for greater than 10% of net accounts receivable.

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

System revenues recognized without a written acceptance from the customer were approximately 22%, 17% and 15% of total revenues for the three months ended December 31, 2009, September 30, 2009 and December 31, 2008, respectively. The percentage of system revenues recognized without a written acceptance from the customer has increased from three months ended September 30, 2009 and December 31, 2008 compared to three months ended December 31, 2009 primarily due to higher shipments of tools that have already met the required acceptance criteria at those customer fabs.

In addition to the below paragraph that discusses the impact of Accounting Standards Codification on our critical accounting estimates and policies for fair value measurements, during the three months ended December 31, 2009 there were two amendments to the guidance for revenue recognition for certain arrangements with software elements and for multiple deliverables, that have impacted our critical accounting estimates and policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2009 for a more complete discussion of our critical accounting policies and estimates.

Revenue Recognition for Certain Arrangements with Software Elements, and/or Multiple Deliverables

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

•

require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price. Valuation terms defined as below:

•	VSOE – the price at which we sell the element in a separate stand-alone transaction,

•	TPE – evidence from us or other companies of the value of a largely interchangeable element in a transaction,

•	ESP – our best estimate of the selling price of an element in a transaction.

We elected to early adopt this accounting guidance at the beginning of its second quarter of fiscal year ending June 30, 2010 on a prospective basis and have applied the adoption retrospectively to the beginning of the fiscal year to apply the guidance to transactions originating or materially modified after June 30, 2009. The implementation resulted in additional qualitative disclosures that are included below but did not have a material impact on the Company’s financial position, results of operations or cash flows.

For transactions entered into through June 30, 2009, we primarily recognized revenue based upon the guidance in Staff Accounting Bulletin No. 104. During the period, for the majority of our arrangements involving multiple deliverables, the entire amount of the sales contract was allocated to each respective element based on its relative selling price, using fair value. In the limited circumstances when we were not able to determine fair value for the deliverables in the arrangement, but was able to obtain fair value for the undelivered elements, revenue was allocated using the residual method. Under the residual method, the amount of revenue allocated to delivered elements equaled the total arrangement consideration less the aggregate selling price of any undelivered elements, and no revenue was recognized until all elements without fair value had been delivered. If fair value of any undelivered elements did not exist, the entire amount of the sales contract was deferred until all elements were accepted by the customer.

This guidance does not generally change the units of accounting for our revenue transactions. We typically recognize revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. Under certain circumstances, however, we recognize revenue upon shipment, prior to written acceptance from the customer. The portion of revenue associated with installation is deferred based on relative sales price and recognized upon completion of the installation. Spare parts revenue is recognized when the product has been shipped and risk of loss has passed to the customer, and collectability is reasonably assured. Service and maintenance contract revenue is recognized ratably over the term of the maintenance contract. Services performed in the absence of a contract, such as consulting and training revenue, are recognized when the related services are performed, and collectability is reasonably assured. Our arrangements generally do not include any provisions for cancellation, termination or refunds that would significantly impact recognized revenue.

We enter into revenue arrangements that may consist of multiple deliverables of its products and services where certain elements of a sales contract are not delivered and accepted in one reporting period.

In many instances, products are sold in stand-alone arrangements. Services are sold separately through renewals of annual maintenance contracts. As a result, for substantially all of the arrangements with multiple deliverables pertaining to products and services, we use VSOE or TPE to allocate the selling price to each deliverable. We determine TPE based on historical prices charged for products and services when sold on a stand-alone basis.

When we are unable to establish relative selling price using VSOE or TPE, we use ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. ESP could potentially be used for new or customized products.

We regularly review relative selling prices and maintain internal controls over the establishment and updates of these estimates.

The new accounting guidance for revenue recognition if applied in the same manner to the quarter ended September 30, 2009 would not have had a material impact on revenues. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements based on current sales strategies.

Valuation of Goodwill and Intangible Assets

We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We completed our annual evaluation of goodwill by reporting unit for the three months ended December 31, 2009 and concluded that there was no impairment as of December 31, 2009.

We completed its annual evaluation of the goodwill by reporting unit as at December 31, 2008. As a result of the global economic downturn, reductions to our revenue, operating income, and cash flow forecasts, and a significant reduction in our market capitalization, we determined that the goodwill related to our Metrology reporting unit was impaired. As a result, we recorded an impairment charge of $272.1 million, which represented the entire goodwill amount related to the Metrology reporting unit, during the three months ended December 31, 2008. Our assessment of goodwill impairment indicated that the fair values of our Defect Inspection, Service, and Other reporting units exceeded their estimated carrying values and therefore goodwill in those reporting units was not impaired.

Adoption of fair value measurement

We adopted authoritative guidance for fair value measurements as of the beginning of fiscal year 2009. In February 2008, the Financial Accounting Standards Board (“FASB”) issued a provision that allows companies to elect a one-year delay in applying the fair value measurements guidance to certain fair value measurements, primarily related to nonfinancial assets and liabilities. We elected the delayed adoption date for its nonfinancial assets and liabilities impacted by the guidance. This guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The adoption of the guidance relating to the fair value measurement of nonfinancial assets and liabilities on July 1, 2009 did not have a material impact on our condensed consolidated results of operations or financial condition. See Note 2, “Fair Value Measurements,” to the Condensed Consolidated Financial Statements.

Concurrently with the adoption of the fair value measurement and disclosure provisions, we adopted the authoritative guidance, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. See Note 2, “Fair Value Measurements,” to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements. In October 2009, the FASB amended its Emerging Issues Task Force (“EITF”) authoritative guidance addressing revenue arrangements with multiple deliverables. The guidance requires revenue to be allocated to multiple elements using relative fair value based on vendor-specific objective evidence, third-party evidence or estimated selling price. The residual method also becomes obsolete under this guidance. This guidance is effective for our interim reporting period ending on September 30, 2010, and allows for early adoption. We elected to early adopt the accounting guidance at the beginning of its second quarter of the fiscal year ending June 30, 2010 and have applied the adoption retrospectively to the beginning of the fiscal year to apply the guidances to transactions originating or materially modified after June 30, 2009. The implementation resulted in additional qualitative disclosures that are included above but did not have a material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB amended the authoritative guidance addressing certain revenue arrangements that include software elements. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance under the revenue arrangements with multiple deliverables is to be followed. This guidance is effective for our interim reporting period ending on September 30, 2010, and allows for early adoption. We elected to early adopt the accounting guidance at the beginning of our second quarter of the fiscal year ending June 30, 2010 and have applied the adoption retrospectively to the beginning of the fiscal year to apply the guidance to transactions originating or materially modified after June 30, 2009. The implementation resulted in additional qualitative disclosures that are included above but did not have a material impact on our financial position, results of operations or cash flows.

In August 2009, the FASB issued authoritative guidance for measuring liabilities at fair value that reaffirms the existing definition of fair value and reintroduces the concept of entry value into the determination of fair value of liabilities. Entry value is the amount an entity would receive to enter into an identical liability. The guidance was effective for our interim reporting period that ended on December 31, 2009. The implementation did not have a material impact on our financial position, results of operations or cash flows.

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

In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This guidance was effective for our interim reporting period ending on September 30, 2009 and only impacted references for accounting guidance.

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance will require such contingencies to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for our business combinations for which the acquisition date is on or after July 1, 2009. We did not complete any material business combinations during the three or six months ended December 31, 2009, and the effect of this guidance, if any, on our financial position, results of operations and cashflows in future periods will depend on the nature and significance of business combinations subject to this guidance.

In April 2009, the FASB issued authoritative guidance to increase the frequency of fair value disclosures of financial instruments, thereby enhancing consistency in financial reporting. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this guidance, fair values for these assets and liabilities have only been disclosed once a year. The guidance requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this guidance was effective for our interim reporting period ended on September 30, 2009. The implementation did not have a material impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.

In December 2008, the FASB issued authoritative guidance for an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The guidance requires annual disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The annual disclosure requirement under this guidance is effective for our fiscal year beginning July 1, 2009. The guidance does not change the accounting treatment for post-retirement benefit plans.

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

Our products and services are used by virtually every major wafer, IC and photomask manufacturer in the world. Our revenues are driven largely by capital spending by our customers who operate in one or more of several key semiconductor markets, including the memory, foundry and logic markets. Our customers purchase our products either in response to the need to drive advances in process technologies or to ramp up production to satisfy demand from industries such as communication, data processing, consumer electronics, automotive and aerospace. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications, as well as reduced cost, which in turn will drive increased adoption of process control to reduce defectivity.

As a supplier to the global semiconductor and semiconductor-related industries, we are subject to business cycles, the timing, length and volatility of which can be difficult to predict. The industries we serve have historically been cyclical due to sudden changes in demand and manufacturing capacity. Our ability to predict future capacity-related capital spending by our customers is extremely limited, as such spending is very closely connected to the unpredictable business cycles within their industries. We expect our customers’ capital spending on process control to increase over the long term, driven by the demand for more precise diagnostics capabilities to address new defects as a result of shrinking of device feature sizes, the transition to new materials, new device and circuit architecture, new lithography challenges and fab process innovation.

The demand for our products is generally affected by the profitability of our customers, which is driven by capacity and market supply for their products. While semiconductor content in communication, data processing, consumer electronics, automotive and aerospace products continues to increase, the global economic weakness during the fiscal year ended June 30, 2009 adversely impacted our customers that operate in those industries and consequently impacted the demand for our products. However, over the past three quarters, the outlook for economic growth, end product demand for our customers’ products and factory utilization of our customers has improved, resulting in an increase in the demand for semiconductor capital equipment. As our foundry customers accelerate capital investments, we have started to increase production volumes to support anticipated customer demand. We cannot predict the duration and sustainability of the improving business conditions, and whether the increased demand that we are experiencing from some of our foundry customers will translate to increased demand from our memory and logic customers. As we increase production volumes and make commitments to increase our capacity in anticipation of improved business conditions, we remain at risk of incurring inventory-related and other restructuring charges if the recent improved business conditions do not continue.

The following table sets forth some of the key quarterly unaudited financial information that we use to manage our business:

(In thousands, except net income (loss) per share)	Three months ended		Three months ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Total revenues	$440,355	$342,687	$281,502	$309,612	$396,589	$532,513
Total costs and operating expenses	$393,260	$327,737	$316,469	$381,893	$902,220	$497,575
Income (loss) from operations	$47,095	$14,950	$(34,967)	$(72,281)	$(505,631)	$34,938
Net income (loss)	$21,794	$20,405	$(25,576)	$(82,827)	$(434,254)	$19,289
Net income (loss) per share:
Basic (1)	$0.13	$0.12	$(0.15)	$(0.49)	$(2.57)	$0.11
Diluted (1)	$0.13	$0.12	$(0.15)	$(0.49)	$(2.57)	$0.11

(1)	Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

RESULTS OF OPERATIONS

Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	December 31, 2009	September 30, 2009	December 31, 2008	Q2 FY10 vs. Q1 FY10		Q2 FY10 vs. Q2 FY09
Revenues:
Product	$314,946	$229,251	$273,072	$85,695	37%	$41,874	15%
Service	$125,409	$113,436	$123,517	$11,973	11%	$1,892	2%

Total revenues	$440,355	$342,687	$396,589	$97,668	29%	$43,766	11%

Costs of revenues	$207,286	$171,892	$238,167	$35,394	21%	$(30,881)	-13%
Stock-based compensation expense included in costs of revenues	$3,325	$3,288	$4,679	$37	1%	$(1,354)	-29%
Gross margin percentage	53%	50%	40%

(Dollar amounts in thousands)	Six months ended
	December 31, 2009	December 31, 2008	Q2 FY10 YTD vs. Q2 FY09 YTD
Revenues:
Product	$544,197	$678,568	$(134,371)	-20%
Service	238,845	250,534	(11,689)	-5%

Total revenues	$783,042	$929,102	$(146,060)	-16%

Costs of revenues	$379,178	$490,980	$(111,802)	-23%
Gross margin percentage	52%	47%
Stock-based compensation expense included in costs of revenues	$6,613	$10,135	$(3,522)	-35%

Product revenues

Product revenues increased during the three months ended December 31, 2009 from the three months ended September 30, 2009 and December 31, 2008 as our customers accelerated their capital spending due to improved factory utilization and demand for their products, as well as increased demand from our customers for inspection and measurement equipment to support their advanced technology development programs. These factors contributed to an increase in the number of tools that we sold within each of our major product lines, as evidenced by the fact that, from the three months ended September 30, 2009 to the three months ended December 31, 2009, revenues from sales of defect inspection equipment increased by 52% while metrology equipment sales revenue increased by 20%. For the three months ended December 31, 2009 compared to the three months ended December 31, 2008, revenues from sales of defect inspection equipment increased by 31%. For the six months ended December 31, 2009, compared to the six months ended December 31, 2008, revenues from sales of defect inspection equipment decreased by 14%.

For the three and six months ended December 31, 2009, two customers accounted for greater than 10% of revenue. For the three months ended December 31, 2008, two customers accounted for greater than 10% of revenue. For the six months ended December 31, 2008, one customer, accounted for greater than 10% of revenue.

Service revenues

Service revenues are generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. The amount of service revenues generated is generally a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems. Service revenues increased in the three months ended December 31, 2009 compared to the three months ended September 30, 2009 and December 31, 2008 as a result of our customers reactivating some of the previously idled production equipment in response to increased factory utilization and increased demand for our customers’ products.

Revenues by region

Revenues by region for the periods indicated were as follows:

(Dollar amounts in thousands)	Three months ended
	December 31, 2009		September 30, 2009		December 31, 2008
United States	$105,489	24%	$74,557	22%	$68,772	17%
Taiwan	171,947	39%	122,119	36%	36,621	9%
Japan	56,140	13%	59,352	17%	117,891	30%
Europe & Israel	26,908	6%	23,925	7%	53,661	14%
Korea	19,437	4%	29,512	8%	44,750	11%
Rest of Asia Pacific	60,434	14%	33,222	10%	74,894	19%

Total	$440,355	100%	$342,687	100%	$396,589	100%

A significant portion of our revenues continues to be generated in Asia, where a substantial portion of the world’s semiconductor manufacturing capacity is located, and we expect that will continue to be the case.

Gross margin

Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products. Our gross margin percentage was higher during the three months ended December 31, 2009 compared to the three months ended September 30, 2009 primarily due to higher product and service revenues and increased manufacturing capacity utilization.

The following are expenses that were recorded in costs of revenues in the three months ended December 31, 2009 compared to the three months ended September 30, 2009:

•	$69.0 million for employee-related expenses, compared to $59.1 million in the three months ended September 30, 2009, and

•	$0.8 million charge for excess inventory write-downs, compared to $4.9 million in the three months ended September 30, 2009.

Our gross margin percentage was higher during the three months ended December 31, 2009 compared to the three months ended December 31, 2008 primarily due to higher product and service revenues, increased manufacturing capacity utilization, lower excess inventory write-downs, and decreased employee-related expenses.

The following are expenses that were recorded in costs of revenues in the three months ended December 31, 2009 compared to the three months ended December 31, 2008:

•	$69.0 million for employee-related expenses, compared to $77.5 million in the three months ended December 31, 2008, and

•	$0.8 million charge for excess inventory write-downs, compared to $29.0 million in the three months ended December 31, 2008.

Our gross margin during the six months ended December 31, 2009 was higher compared to gross margin for the corresponding period of fiscal year 2009 due to lower costs related to lower revenue and manufacturing capacity utilization, lower intangible assets amortization expense, lower excess inventory write-downs, and decreased employee-related expenses.

The following are expenses that were recorded in costs of revenues in the six months ended December 31, 2009 compared to the six months ended December 31, 2008:

•	$128.0 million for employee-related expenses, compared to $162.9 million in the six months ended December 31, 2008, and

•	$5.7 million charge for excess inventory write-downs, compared to $29.0 million in the six months ended December 31, 2008.

Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	December 31, 2009	September 30, 2009	December 31, 2008	Q2 FY10 vs. Q1 FY10		Q2 FY10 vs. Q2 FY09
R&D expenses	$83,301	$78,209	$95,266	$5,092	7%	$(11,965)	-13%
Stock-based compensation expense included in R&D expenses	$6,667	$6,603	$6,981	$64	1%	$(314)	-4%
R&D expenses as a percentage of total revenues	19%	23%	24%

	Six months ended
(Dollar amounts in thousands)	December 31, 2009	December 31, 2008	Q2 FY10 YTD vs. Q2 FY09 YTD
R&D expenses	$161,510	$209,627	$(48,117)	-23%
Stock-based compensation expense included in R&D expenses	$13,270	$16,953	$(3,683)	-22%
R&D expenses as a percentage of total revenues	21%	23%

R&D expenses during the three months ended December 31, 2009 increased compared to the three months ended September 30, 2009. The increase is primarily attributable to increased employee-related expenses as a result of our application of a higher accrual rate for variable compensation.

The following are expenses that were recorded in R&D expenses in the three months ended December 31, 2009 compared to the three months ended September 30, 2009:

•	$52.8 million for employee-related expenses, compared to $47.7 million during the three months ended September 30, 2009,

•	$19.7 million for engineering material costs, compared to $19.9 million in the three months ended September 30, 2009,

•	$6.3 million for outside services such as consulting and legal, compared to $5.7 million during the three months ended September 30, 2009, and

•	$1.8 million of benefit to R&D expense from external funding, compared to $1.4 million during the three months ended September 30, 2009.

The decrease in R&D expenses during the three months ended December 31, 2009 compared to the three months ended December 31, 2008 is primarily due to reduced employee-related expenses as a result of a number of cost reduction activities that we have undertaken, as well as reduced engineering material costs during the three months ended December 31, 2009.

The following are expenses that were recorded in R&D expenses in the three months ended December 31, 2009 compared to the three months ended December 31, 2008:

•	$52.8 million for employee-related expenses, compared to $57.2 million during the three months ended December 31, 2008,

•	$19.7 million for engineering material costs, compared to $27.1 million in the three months ended December 31, 2008, and

•	$6.3 million for outside services such as consulting and legal, compared to $8.8 million during the three months ended December 31, 2008.

The decrease in R&D expenses during the six months ended December 31, 2009 compared to the six months ended December 31, 2008 was primarily due to reduced employee-related expenses, and reduced engineering material costs during the six months ended December 31, 2009, as well as higher one-time charges recorded during the six months ended December 31, 2008.

The following are expenses that were recorded in R&D expenses in the six months ended December 31, 2009 compared to the six months ended December 31, 2008:

•	$100.4 million for employee-related expenses, compared to $119.1 million during the six months ended December 31, 2008,

•	$39.5 million for engineering material costs, compared to $55.0 million in the six months ended December 31, 2008,

•	$11.9 million for outside services such as consulting and legal, compared to $18.2 million during the six months ended December 31, 2008, and

•

$1.8 million for amortization of purchased intangibles, compared to $11.7 million, which includes $8.6 million of expensed in-process R&D related to the MIE business unit, during the six months ended December 31, 2008.

R&D expenses include the benefit of $1.8 million, $1.4 million and $7.0 million of external funding received during the three months ended December 31, 2009, September 30, 2009 and December 31, 2008, respectively, for certain strategic development programs from government grants.

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

Selling, General and Administrative (“SG&A”)

(Dollar amounts in thousands)	Three months ended
	December 31, 2009	September 30, 2009	December 31, 2008	Q2 FY10 vs. Q1 FY10		Q2 FY10 vs. Q2 FY09
SG&A expenses	$102,673	$77,636	$133,954	$25,037	32%	$(31,281)	-23%
Stock-based compensation expense included in SG&A expenses	$10,863	$10,308	$10,643	$555	5%	$220	2%
SG&A expenses as a percentage of total revenues	23%	23%	34%

(Dollar amounts in thousands)	Six months ended
	December 31, 2009	December 31, 2008	Q2 FY10 YTD vs. Q2 FY09 YTD
SG&A expenses	$180,309	$252,444	$(72,135)	-29%
Stock-based compensation expense included in SG&A expenses	$21,171	$29,597	$(8,426)	-28%
SG&A expenses as a percentage of total revenues	23%	27%

SG&A expenses during the three months ended December 31, 2009 were higher compared to the three months ended September 30, 2008 primarily due to higher employee-related expenses as a result of our application of a higher accrual rate for variable compensation for fiscal year 2010, as well as higher building impairment charges.

The following are expenses that were recorded in SG&A expenses in the three months ended December 31, 2009 compared to the three months ended September 30, 2009:

•	$77.1 million for employee-related expenses, compared to $66.6 million in the three months ended September 30, 2009,

•	$11.3 million for expenses related to building impairment, compared to $4.4 million gain recorded during the three months ended September 30, 2009, and

•	$7.1 million for expenses related to the shareholder litigation relating to our historical stock option practices, compared to $5.2 million recorded during the three months ended September 30, 2009.

The SG&A expenses during the three months ended December 31, 2009 were lower compared to the three months ended December 31, 2008 primarily due to lower employee-related expenses as a result of a number of cost reduction activities that we undertook during the fiscal year ended June 30, 2009 and lower amortization of purchased intangibles as a result of the $162.8 million impairment we recorded during the three months ended December 31, 2008.

The following are expenses that were recorded in SG&A expenses in the three months ended December 31, 2009 compared to the three months ended December 31, 2008:

•	$77.1 million for employee-related expenses, compared to $88.3 million in the three months ended December 31, 2008, and

•

No bad debt expense, compared to $23.9 million during the three months ended December 31, 2008 for potential losses relating to heightened risk of non-payment of accounts receivable by customers facing financial difficulty.

SG&A expenses during the six months ended December 31, 2009 were lower compared to the six months ended December 31, 2008 primarily due to lower employee-related expenses as a result of a number of cost reduction activities that we undertook during the fiscal year ended June 30, 2009, as well as bad debt expense recorded in the six months ended December 31, 2008.

The following are expenses that were recorded in SG&A expenses in the six months ended December 31, 2009 compared to the six months ended December 31, 2008:

•	$143.7 million for employee-related expenses, compared to $188.0 million in the six months ended December 31, 2008, and

•

No bad debt expense, compared to $23.9 million during the three months ended December 31, 2008 for potential losses relating to heightened risk of non-payment of accounts receivable by customers facing financial difficulty.

Impairment of Goodwill and Purchased Intangible Assets

For the three months ended December 31, 2009, we performed our annual evaluation of goodwill by reporting unit, and concluded that there was no impairment as of December 31, 2009. As of December 31, 2009, our assessment indicated that the fair value of our reporting units was substantially in excess of their estimated carrying values, and therefore goodwill in the reporting units was not impaired.

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

As a result of the aforementioned impairment indicators for the three months ended December 31, 2008 and in accordance with the authoritative guidance on impairment of long-lived assets, we performed an analysis utilizing discounted future cash flows related to the long-lived and intangible assets to determine the fair value of each of our asset groups. Based on the assessment, we recorded an intangible asset impairment charge of $162.8 million related to existing technology, patents, customer relationships, and trademarks as well as an additional $2.0 million related to long-lived assets during the three months ended December 31, 2008.

Restructuring Charges

In March 2009, we announced a plan to further reduce our global workforce by approximately 10%, which followed our announcement in November 2008 of a global workforce reduction of approximately 15%. We have undertaken a number of cost reduction activities, including these workforce reductions, in an effort to lower our quarterly operating expense run rate. The program in the United States is accounted for in accordance with the authoritative guidance related to compensation for nonretirement post-employment benefits, whereas the programs in the international locations are accounted for in accordance with the authoritative guidance for contingencies. During the three months ended December 31, 2009, we recorded a $3.1 million net restructuring charge, of which $2.0 million was recorded to costs of revenue, $0.6 million was recorded to engineering, research and development expense and $0.5 million was recorded to selling, general and administrative expense. This charge represents the estimated minimum liability associated with expected termination benefits to be provided to employees after employment.

The following table shows the activity primarily related to severance and benefits expense for the three and six months ended December 31, 2009 and 2008:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Beginning balance	$4,034	$1,333	$8,086	$—
Restructuring costs	3,262	23,142	3,845	24,475
Adjustments	(149)	(1,333)	(685)	(1,333)
Cash payments	(2,569)	(4,435)	(6,668)	(4,435)

Ending balance	$4,578	$18,707	$4,578	$18,707

Substantially all of the remaining accrued restructuring balance as of December 31, 2009 related to our workforce reductions is expected to be paid out by the end of calendar year 2010.

Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	December 31, 2009	September 30, 2009	December 31, 2008
Interest income and other, net	$4,463	$21,299	$1,381
Interest expense	$13,542	$13,457	$13,853
Interest income and other, net as a percentage of total revenues	1%	6%	0%
Interest expense as a percentage of total revenues	3%	4%	4%

(Dollar amounts in thousands)	Six months ended
	December 31, 2009	December 31, 2008
Interest income and other, net	$25,762	$19,431
Interest expense	$26,999	$27,726
Interest income and other, net as a percentage of total revenues	3%	2%
Interest expense as a percentage of total revenues	3%	3%

Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as gains or losses recorded upon settlement of certain foreign currency contracts. The decrease in interest income and other, net during the three months ended December 31, 2009 compared to the three months ended September 30, 2009 was primarily due to a benefit of $15.9 million that was recorded in the three months ended September 30, 2009 upon expiration of a statute of limitations relating to an uncertainty in our position with respect to a foreign transaction-based tax. No such benefit was recorded during the three months ended December 31, 2009.

Interest expense remained flat in the three months ended December 31, 2009 compared to the three months ended September 30, 2009, and December 31, 2008.

Provision for Income Taxes

Our effective income tax rate was a tax expense of 42.7% for the three months ended December 31, 2009 compared to a tax benefit of 16.2% for the three months ended December 31, 2008, and a tax expense of 30.6% for the six months ended December 31, 2009 compared to a tax benefit of 13.4% for the six months ended December 31, 2008.

The increase in the ratio of tax expense over income of 42.7% for the three months ended December 31, 2009 compared to the ratio of tax benefit over loss of 16.2% for the three months ended December 31, 2008 was primarily related to the tax effect of the $272 million goodwill impairment charges related to certain business units recorded during the three months ended December 31, 2008, which impairment charges are non-deductible for tax purposes, and therefore decreased the benefit on the loss, and an increase in tax expense of $8.7 million related to short falls from employee stock activity during the three months ended December 31, 2009.

The increase in the ratio of tax expense over income of 30.6% for the six months ended December 31, 2009 compared to the ratio of tax benefit over loss of 13.4% for the six months ended December 31, 2008, is primarily due to the effect of the $276.6 million goodwill impairment charge related to certain business units recorded during the six months ended December 31, 2008, which impairment charges are non-deductible for tax purposes, and therefore decreased the benefit on the loss, and an increase in tax expense of $8.7 million related to shortfalls from employee stock activity during the six months ended December 31, 2009.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, non-deductible expenses incurred in connection with acquisitions, research and development credits as a percentage of aggregate pre-tax income, non-taxable or non-deductible increases or decreases in the assets held within the Executive Deferred Savings Plan, the tax effects of employee stock activity and the effectiveness of our tax planning strategies.

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

At December 31, 2009, we had cumulative shortfalls in excess of windfalls resulting in additional provision for income taxes of $8.7 million. For the three months ending March 31, 2010, cumulative shortfalls may continue to exceed cumulative windfalls, and we may therefore report higher provision for income taxes as a result. Because we can not determine all of the factors that will enter into our income tax expense computation, we cannot currently estimate this impact on our tax rate for the three months ending March 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	December 31, 2009	June 30, 2009
Cash and cash equivalents	$531,444	$524,967
Marketable securities	990,900	804,917

Total cash, cash equivalents and marketable securities	$1,522,344	$1,329,884

Percentage of total assets	41%	37%

	Six months ended
(In thousands)	December 31, 2009	December 31, 2008
Cash flow
Cash provided by operating activities	$236,850	$45,757
Cash used in investing activities	(196,729)	(254,142)
Cash used in financing activities	(40,034)	(259,256)
Effect of exchange rate changes on cash and cash equivalents	6,390	(4,135)

Net increase/(decrease) in cash and cash equivalents	$6,477	$(471,776)

At December 31, 2009, our cash, cash equivalents and marketable securities totaled $1.5 billion, an increase of $192 million from June 30, 2009. We have historically financed our operations through cash generated from operations. Cash provided by operating activities was $237 million and $46 million for the six months ended December 31, 2009 and 2008, respectively.

Cash provided by operating activities during the six months ended December 31, 2009 increased compared to the six months ended December 31, 2008 from $46 million to $237 million primarily as a result of the following key factors:

•	Decrease in cash collections by approximately $196 million due to lower account receivable balances,

•	Increase in cash flow from reduced operating expenses of approximately $267 million primarily from recent cost-cutting measures;

•	Decrease in cash outflow from the payment of $65 million to the settlement class as a term of the court-approved settlement during the six months ended December 31, 2008, and

•	Increase in cash flow from reduced net income and transactional tax payments of approximately $51 million.

Cash used in investing activities during the six months ended December 31, 2009 declined compared to the six months ended December 31, 2008 from $254 million to $197 million primarily as a result of the following key factors:

•	Decrease of $141 million in acquisitions, primarily driven by the acquisition of the MIE business unit during the six months ended December 31, 2008, offset by

•	Increase in the use of cash for purchases of available-for-sale and trading securities, net of sales and maturities, of approximately $70 million.

Cash used in financing activities during the six months ended December 31, 2009 declined compared to the six months ended December 31, 2008, from $259 million to $40 million as a result of lower common stock repurchases. We did not repurchase any shares during the six months ended December 31, 2009, as compared to $227 million in stock repurchases during the six months ended December 31, 2008.

During the three months ended December 31, 2009, our Board of Directors declared a dividend of $0.15 per share of our outstanding common stock, which was paid on December 1, 2009 to our stockholders on record as of November 16, 2009. During the same period in fiscal year 2009, our Board of Directors also declared and paid a quarterly cash dividend of $0.15 per share. The total amount of dividends paid during the three months ended December 31, 2009 and 2008 was $25.7 million and $25.3 million, respectively. The total amount of dividends paid during the six months ended December 31, 2009 and 2008 was $51.3 million and $51.2 million, respectively.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2009:

	Fiscal year ending June 30,
(In thousands)	Total	2010(2)	2011	2012	2013	2014	Thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$—	$750,000	—
Interest expense associated with long-term debt obligations	431,250	25,875	51,750	51,750	51,750	51,750	198,375	—
Purchase commitments	148,201	132,817	11,813	2,447	583	541	—	—
Non-current income tax payable(3)	51,787	—	—	—	—	—	—	51,787
Operating leases	30,453	4,849	7,865	5,190	3,566	2,567	6,416	—
Pension obligations	16,936	629	1,549	1,489	1,455	1,765	10,049	—

Total contractual cash obligations	$1,428,627	$164,170	$72,977	$60,876	$57,354	$56,623	$964,840	$51,787

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

(2)	Remaining 6 months.

(3)	Represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, from time to time we will discount, without recourse, Letters of Credit (“LCs”) received from customers in payment of goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three and six months ended December 31, 2009 and 2008:

	Three months ended		Six months ended
(In thousands)	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Receivables sold under factoring agreements	$39,818	$76,368	$70,019	$158,639
Proceeds from sales of LCs	$—	$2,280	$10,507	$10,666
Discounting fees paid on sales of LCs (1)	$—	$6	$123	$44

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

We maintain guarantee arrangements of $17.2 million in various locations to fund customs guarantees for VAT and LC needs of our subsidiaries in Europe and Asia. Approximately $12.4 million was outstanding under these arrangements as of December 31, 2009.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $148.2 million as of December 31, 2009 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

Working capital increased to $2.0 billion as of December 31, 2009, compared to $1.9 billion as of June 30, 2009. As of December 31, 2009, our principal sources of liquidity consisted of $1.5 billion of cash, cash equivalents, and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

Our investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa. In February 2008, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that we held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. Prior to June 30, 2009, a total of $7.6 million of the auction rate securities were called at par value by the issuer (therefore, no losses were recognized on these securities). During the three and six months ended December 31, 2009, an additional $5.3 million and $8.3 million, respectively, of the auction rate securities were called at par value by the issuer. The fair value of our auction rate securities at December 31, 2009 was $29.4 million, which is included in marketable securities under current assets.

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

The Agreement covers $32.4 million par value (fair value of $29.4 million) of the auction rate securities held by us as of December 31, 2009. We are accounting for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option during the three months ended December 31, 2009. The fair value of the Put Option was $3.0 million and $2.4 million as of December 31, 2009 and June 30, 2009, respectively.

During the three months ended December 31, 2008, we made an election pursuant to the authoritative guidance for debt and equity investments to transfer these auction rate securities from available-for-sale to trading securities. The transfer to trading securities reflects our intent to exercise the Put Option during the period June 30, 2010 to June 30, 2012. During the three and six months ended December 31, 2009, we recognized a decrease in the fair value of the auction rate securities of $0.6 million and $0.7 million, respectively, which is included in interest income and other, net.

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

In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. We are in compliance with all of our covenants as at December 31, 2009.

Our credit ratings and outlooks as of January 14, 2010 are summarized below.

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

(In thousands)	As of December 31, 2009	As of June 30, 2009
Cash flow hedge contracts
Purchase	$11,166	$—
Sell	(21,377)	(36,938)
Other foreign currency hedge contracts
Purchase	106,500	73,914
Sell	(65,410)	(106,080)

Net	$30,879	$(69,104)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2009. Actual results may differ materially.

As of December 31, 2009, we had an investment portfolio of fixed income securities of approximately $990.9 million, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2009, the fair value of the portfolio would have declined by $1.4 million.

As of December 31, 2009, we had net forward contracts to purchase $30.9 million in foreign currency in order to hedge currency exposures (see Note 16, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for a detailed description). If we had entered into these contracts on December 31, 2009, the U.S. dollar equivalent would have been $31.3 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $14.5 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.

See Note 4, “Marketable Securities,” to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio and the liquidity of certain auction rate securities that we held at December 31, 2009.

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

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. The cyclical nature of the industry in which we operate is largely a function of our customers’ capital spending patterns and need for expanded manufacturing capacity, which in turn are affected by factors such as capacity utilization, consumer demand for products, inventory levels and our customers’ access to capital. This cyclicality affects our ability to accurately predict future revenue and, in some cases, future expense levels. In the current environment, our ability to accurately predict our future operating results is particularly limited. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in, or cancellation or delay of, orders (which are generally subject to cancellation or delay by the customer with limited or no penalty) but also a weakening of their financial condition that could impair their ability to pay for our products or our ability to recognize revenue from certain customers. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During periods of declining revenues, as was experienced during fiscal year 2009, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, or if our attempts to respond fail to accomplish our intended results, then our business could be seriously harmed. Furthermore, any workforce reductions and cost-reduction actions that we adopt in response to down cycles may result in additional restructuring charges, disruptions in our operations and loss of key personnel. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

In addition, the semiconductor equipment industry and other industries that we serve are constantly developing and changing over time. These changes currently, or in the future may, include the increasing cost of building and operating fabrication facilities and the impact of such increases on our customers’ investment decisions; the variability of future growth rates in the semiconductor and related industries; the ever-increasing cost and complexity involved in the adoption by our customers of technology advances and the potential impact that may have on their rate of adoption; pricing trends in the end-markets for consumer electronics and other products, which places a growing emphasis on our customers’ cost of ownership; overall changes in capital spending patterns by our customers; and demand by semiconductor manufacturers for shorter cycle times for developing, manufacturing and installing capital equipment. Further, many semiconductor manufacturers have recently experienced decreased profitability, causing them to enter into collaboration or sharing arrangements for capacity, cost or risk with other manufacturers, outsource manufacturing activities, focus only on specific markets or applications, or purchase less manufacturing equipment. Any of the changes described in this paragraph may, particularly during periods of challenging macroeconomic conditions, negatively affect our customers’ rate of investment in capital equipment, which could result in downward pressure on our prices, customer orders, revenues and gross margins. If we do not successfully manage the risks resulting from any of these or other potential changes in our industries, our business, financial condition and operating results could be adversely impacted.

We are exposed to risks associated with a weakening in the condition of the financial markets and the global economy.

The severe tightening of the credit markets, turmoil in the financial markets and weakening of the global economy that were experienced during the fiscal year ended June 30, 2009 contributed to slowdowns in the industries in which we operate, which slowdowns could recur or worsen if economic conditions were to deteriorate again.

The markets for semiconductors, and therefore our business, are ultimately driven by the global demand for electronic devices by consumers and businesses. Economic uncertainty frequently leads to reduced consumer and business spending, which, in the recent economic slowdown, caused our customers to decrease, cancel or delay their equipment and service orders from us. In addition, the tightening of credit markets and concerns regarding the availability of credit that accompanied that slowdown made it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Reduced demand, combined with delays in our customers’ ability to obtain financing (or the unavailability of such financing), has in recent periods adversely affected our product and service sales and revenues and therefore has harmed our business and operating results, and our operating results and financial condition may be further adversely impacted if economic conditions decline from their current levels.

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

Our customer base, particularly in the semiconductor industry, historically has been, and is becoming increasingly, highly concentrated. In this environment, orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. Furthermore, because our products are configured to customer specifications, any changes, delays or cancellations of orders may result in significant, non-recoverable costs. As a result of the consolidation within our customer base, the customers that survive that consolidation represent a greater portion of our sales. Those surviving customers may have more aggressive policies regarding engaging alternative, second-source suppliers for the products we serve and, in addition, may seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. Any of these changes could negatively impact our prices, customer orders, revenues and gross margins. Also, certain customers have undergone significant ownership changes, experienced management changes or have outsourced manufacturing activities, any of which may result in additional complexities in managing customer relationships and transactions. As a result of the recent challenging economic environment, we have been exposed to additional risks related to the continued financial viability of certain of our customers. To the extent our customers experience liquidity issues, we may be required to incur additional bad debt expense with respect to receivables owed to us by those customers. In addition, customers with liquidity issues may be forced to discontinue operations or may be acquired by one of our customers, and in either case such event would have the effect of further consolidating our customer base. These factors could have a material adverse effect on our business, financial condition and operating results.

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

As part of the cost-cutting actions, we have consolidated several operating facilities. Our California operations are now primarily centralized in our Milpitas facility. The consolidation of our California operations into a single campus could further concentrate the risks related to any of the disruptive events described in the preceding paragraph, such as acts of war or terrorism, earthquakes, fires or other natural disasters, if any such event were to impact our Milpitas facility.

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

As of December 31, 2009, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

KLA-Tencor’s Annual Meeting of Stockholders was held on November 4, 2009. Of the 170,717,818 shares of the Company’s common stock outstanding as of September 15, 2009 (the record date), 155,592,390 shares, or 91%, were present or represented by proxy at the meeting. Four proposals were considered at the meeting.

Proposal One. The stockholders elected the Company’s four Class II nominees to its Board of Directors to each serve for a three-year term, each until his successor is duly elected. The table below presents the results of the election.

Name	For	Withheld
Robert P. Akins	152,372,651	3,219,739
Robert T. Bond	151,153,811	4,438,579
Kiran M. Patel	152,885,388	2,707,002
David C. Wang	152,366,763	3,225,627

The Company’s Class I directors (Robert M. Calderoni, John T. Dickson and Kevin J. Kennedy) and Class III directors (Edward W. Barnholt, Stephen P. Kaufman and Richard P. Wallace) were not subject to reelection at the annual meeting, and their respective terms of office as members of the Board of Directors continued after the meeting.

Proposal Two. The stockholders approved an amendment and restatement of the Company’s 2004 Equity Incentive Plan (the “2004 Plan”) to increase the number of shares reserved for issuance under the 2004 Plan by 11,000,000 shares and reapprove the material terms of the 2004 Plan, including the list of corporate performance goals through which certain awards made under the plan may be earned in order to qualify those awards as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code of 1986 (“Section 162(m)”). This proposal received 80,535,264 votes in favor, 61,204,007 votes against, 300,352 abstentions and 13,552,767 broker non-votes.

Proposal Three. The stockholders approved the material terms of the Company’s Performance Bonus Plan, including an expansion and reapproval of the list of corporate performance goals to which the payment of cash bonus awards made under the plan may be tied in order to qualify those awards as performance-based compensation for purposes of Section 162(m). This proposal received 152,115,489 votes in favor, 2,997,457 votes against and 479,444 abstentions.

Proposal Four. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010. This proposal received 153,657,246 votes in favor, 1,723,698 votes against and 211,446 abstentions.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.47	2004 Equity Incentive Plan (as amended and restated)*

10.48	KLA-Tencor Corporation Internal Revenue Code Section 162(m) Performance Bonus Plan*

10.49	Amended and Restated 1997 Employee Stock Purchase Plan (as amended December 2009, effective January 1, 2010)*

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.

*	Denotes a management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

January 28, 2010	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

January 28, 2010	/s/ MARK P. DENTINGER
(Date)	Mark P. Dentinger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 28, 2010	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.47	2004 Equity Incentive Plan (as amended and restated)*	8-K	No. 000-09992	10.46	October 8, 2009

10.48	KLA-Tencor Corporation Internal Revenue Code Section 162(m) Performance Bonus Plan*	Proxy	No. 000-09992	App. B	September 24, 2009

10.49	Amended and Restated 1997 Employee Stock Purchase Plan (as amended December 2009, effective January 1, 2010)*

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement