Form 10-Q
period 2010-03-31
KLA TENCOR CORP
filed 2010-04-30
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 15, 2010, there were 169,993,702 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KLA-TENCOR CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)	March 31, 2010	June 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$543,505	$524,967
Marketable securities	1,010,019	804,917
Accounts receivable, net	322,542	210,143
Inventories, net	374,435	370,206
Deferred income taxes	270,155	261,121
Other current assets	154,911	227,263

Total current assets	2,675,567	2,398,617
Land, property and equipment, net	243,758	291,878
Goodwill	328,177	329,379
Purchased intangibles, net	125,854	149,080
Other non-current assets	416,489	440,584

Total assets	$3,789,845	$3,609,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,645	$63,485
Deferred system profit	166,956	95,820
Unearned revenue	33,142	46,236
Other current liabilities	395,019	341,441

Total current liabilities	686,762	546,982
Non-current liabilities:
Long-term debt	745,611	745,204
Income tax payable	46,323	49,738
Unearned revenue	21,471	23,059
Other non-current liabilities	70,654	60,163

Total liabilities	1,570,821	1,425,146
Commitments and contingencies (Note 13 and Note 14)
Stockholders’ equity:
Common stock and capital in excess of par value	898,155	835,477
Retained earnings	1,339,010	1,370,132
Accumulated other comprehensive income (loss)	(18,141)	(21,217)

Total stockholders’ equity	2,219,024	2,184,392

Total liabilities and stockholders’ equity	$3,789,845	$3,609,538

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
(In thousands, except per share data)	2010	2009	2010	2009
Revenues:
Product	$349,787	$207,332	$893,984	$885,900
Service	128,512	102,280	367,357	352,814

Total revenues	478,299	309,612	1,261,341	1,238,714

Costs and operating expenses:
Costs of revenues	208,565	209,223	587,743	700,203
Engineering, research and development	84,741	82,609	246,251	292,236
Selling, general and administrative	93,714	90,061	274,023	342,505
Goodwill and purchased intangible asset impairment	—	—	—	446,744

Total costs and operating expenses	387,020	381,893	1,108,017	1,781,688

Income (loss) from operations	91,279	(72,281)	153,324	(542,974)
Interest income and other, net	3,084	8,723	28,846	28,154
Interest expense	14,092	13,609	41,091	41,335

Income (loss) before income taxes	80,271	(77,167)	141,079	(556,155)
Provision for (benefit from) income taxes	23,255	5,660	41,864	(58,363)

Net income (loss)	$57,016	$(82,827)	$99,215	$(497,792)

Net income (loss) per share:
Basic	$0.33	$(0.49)	$0.58	$(2.92)

Diluted	$0.33	$(0.49)	$0.57	$(2.92)

Cash dividend paid per share	$0.15	$0.15	$0.45	$0.45

Weighted average number of shares:
Basic	171,506	169,934	171,202	170,349

Diluted	173,357	169,934	173,432	170,349

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended March 31,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$99,215	$(497,792)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,794	110,116
Goodwill, purchased intangible asset and long-lived asset impairment charges	10,592	451,982
Gain on sale of real estate assets	(2,984)	(3,718)
Non-cash stock-based compensation	62,523	79,443
Provision for doubtful accounts	—	24,097
Tax charge from equity awards	(5,133)	(4,657)
Excess tax benefit from equity awards	—	(1,691)
Net loss (gain) on sale of marketable securities and other investments	(3,689)	475
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Decrease (increase) in accounts receivable, net	(107,361)	240,070
Decrease (increase) in inventories	(1,254)	67,138
Decrease in other assets	75,299	58,672
Increase (decrease) in accounts payable	28,459	(53,516)
Increase (decrease) in deferred system profit	71,136	(76,610)
Increase (decrease) in other liabilities	69,925	(271,763)

Net cash provided by operating activities	364,522	122,246

Cash flows from investing activities:
Acquisition of business, net of cash received	(1,500)	(141,399)
Capital expenditures, net	(24,411)	(20,246)
Proceeds from sale of assets	5,878	21,814
Purchase of available-for-sale securities	(863,289)	(659,547)
Proceeds from sale of available-for-sale securities	514,926	438,831
Proceeds from maturity of available-for-sale securities	129,036	77,333
Purchase of trading securities	(54,555)	(46,838)
Proceeds from sale of trading securities	64,975	52,240

Net cash used in investing activities	(228,940)	(277,812)

Cash flows from financing activities:
Issuance of common stock	23,813	27,137
Tax withholding payments related to vested and released restricted stock units	(12,913)	(11,703)
Common stock repurchases	(54,630)	(226,515)
Payment of dividends to stockholders	(77,023)	(76,659)
Excess tax benefit from equity awards	—	1,691

Net cash used in financing activities	(120,753)	(286,049)

Effect of exchange rate changes on cash and cash equivalents	3,709	(21,562)

Net increase (decrease) in cash and cash equivalents	18,538	(463,177)
Cash and cash equivalents at beginning of period	524,967	1,128,106

Cash and cash equivalents at end of period	$543,505	$664,929

Supplemental cash flow disclosures:
Income tax refunds received, net	$(42,971)	$(17,870)

Interest paid	$26,432	$29,547

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

The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2010.

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

Recent Accounting Pronouncements. In February 2010, the SEC issued a policy statement and staff work plan regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed timeline set forth by the SEC, the Company could be required in fiscal year 2015 to prepare financial statements in accordance with IFRS, and the SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In February 2010, the Financial Accounting Standards Board (“FASB”) amended its guidance on subsequent events. The amendment states that entities that are required to file or furnish their financial statements with the SEC are no longer required to disclose the date through which the entity has evaluated subsequent events. This amendment is effective for the Company’s interim reporting period ended March 31, 2010, and the implementation did not have an impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature.

In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements is effective for the Company’s interim reporting period ended March 31, 2010. The implementation did not have an impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurements disclosures becomes effective for the Company’s interim reporting period ending September 30, 2011, and the Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

In October 2009, the FASB amended its Emerging Issues Task Force (“EITF”) authoritative guidance addressing revenue arrangements with multiple deliverables. The guidance requires revenue to be allocated to multiple elements using relative fair value based on vendor-specific objective evidence, third-party evidence or estimated selling price. The residual method also becomes obsolete under this guidance. This guidance is effective for the Company’s interim reporting period ending September 30, 2010, and allows for early adoption. The Company elected to early adopt the accounting guidance at the beginning of the second quarter of its fiscal year ending June 30, 2010 and has applied the adoption retrospectively to the beginning of the fiscal year to apply the guidance to transactions originating or materially modified after June 30, 2009. The implementation resulted in additional qualitative disclosures but did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB amended the authoritative guidance addressing certain revenue arrangements that include software elements. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance for revenue arrangements with multiple deliverables is to be followed with respect to such products. This guidance is effective for the Company’s interim reporting period ending September 30, 2010, and allows for early adoption. The Company elected to early adopt the accounting guidance at the beginning of the second quarter of its fiscal year ending June 30, 2010 and has applied the adoption retrospectively to the beginning of the fiscal year to apply the guidance to transactions originating or materially modified after June 30, 2009. The implementation resulted in additional qualitative disclosures but did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued authoritative guidance for measuring liabilities at fair value that reaffirms the previously existing definition of fair value and reintroduces the concept of entry value into the determination of fair value of liabilities. Entry value is the amount an entity would receive to enter into an identical liability. The guidance was effective for the Company’s interim reporting period ended December 31, 2009. The implementation did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance for consolidations that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is effective for the Company’s interim reporting period ending September 30, 2010. The Company is currently evaluating the impact of the guidance on its financial position, results of operations and cash flows.

In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This guidance was effective for the Company’s interim reporting period ended September 30, 2009 and only impacted references for accounting guidance.

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance will require such contingencies to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company did not complete any material business combinations during the three or nine months ended March 31, 2010, and the effect of this guidance, if any, on the Company’s financial position, results of operations and cash flows in future periods will depend on the nature and significance of business combinations subject to this guidance.

In April 2009, the FASB issued authoritative guidance to increase the frequency of fair value disclosures of financial instruments, thereby enhancing consistency in financial reporting. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this guidance, fair values for these types of financial assets and liabilities had only been disclosed once a year. The guidance requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this guidance was effective for the Company’s interim reporting period ended September 30, 2009. The implementation did not have an impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature.

In December 2008, the FASB issued authoritative guidance for an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The guidance requires annual disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The annual disclosure requirement under this guidance is effective for the Company’s fiscal year ending June 30, 2010. The guidance does not change the accounting treatment for post-retirement benefit plans.

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

Revenue Recognition for Certain Arrangements with Software Elements and/or Multiple Deliverables

As discussed above, in October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple-deliverable revenue arrangements to:

•	provide updated guidance on how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

•

require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price. Valuation terms are defined as follows:

•	VSOE – the price at which the Company sells the element in a separate stand-alone transaction.

•	TPE – evidence from the Company or other companies of the value of a largely interchangeable element in a transaction.

•	ESP – the Company’s best estimate of the selling price of an element in a transaction.

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

This guidance does not generally change the units of accounting for the Company’s revenue transactions. The Company typically recognizes revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. Under certain circumstances, however, the Company recognizes revenue upon shipment, prior to written acceptance by the customer. The portion of revenue associated with installation is deferred based on relative sales price and recognized upon completion of the installation. Spare parts revenue is recognized when the product has been shipped and risk of loss has passed to the customer, and collectability is reasonably assured. Service and maintenance contract revenue is recognized ratably over the term of the maintenance contract. Revenue from services performed in the absence of a contract, such as consulting and training revenue, is recognized when the related services are performed, and collectability is reasonably assured. The Company’s arrangements generally do not include any provisions for cancellation, termination or refunds that would significantly impact recognized revenue.

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

NOTE 2 – FAIR VALUE MEASUREMENTS

On July 1, 2009, the Company adopted the newly issued accounting standard for fair value measurements of all non-financial assets and non-financial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company’s financial assets are measured and recorded at fair value, except for equity investments in privately-held companies. These equity investments are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. The Company’s non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred.

As of March 31, 2010, the Company did not elect the fair value option that permits companies to measure eligible financial instruments at fair value for any financial assets and liabilities that were not previously measured at fair value, with the exception of the Put Option related to the auction rate securities repurchase agreement with UBS AG referenced in Note 4, “Marketable Securities.”

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

The types of instruments valued based on other observable inputs include U.S. agency securities, commercial paper, U.S. corporate bonds and municipal obligations. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 were as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasuries	$53,057	$33,989	$19,068	—
U.S. Government agency securities	285,960	280,884	5,076	—
Municipal bonds	57,499	—	57,499	—
Corporate debt securities	586,427	—	586,427	—
Money market, bank deposits and other	404,558	404,502	56	—
Sovereign securities	9,383	4,138	5,245	—
Auction rate securities	26,147	—	—	26,147

Total marketable securities	1,423,031	723,513	673,371	26,147

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market and other	2,631	2,631	—	—
Mutual funds	115,188	115,188	—	—

Executive deferred savings plan	117,819	117,819	—	—

Derivative assets	4,400	—	2,125	2,275
Total financial assets	$1,545,250	$841,332	$675,496	$28,422

Derivative liabilities	$(2,267)	$—	$(2,267)	$—

Total financial liabilities	$(2,267)	$—	$(2,267)	$—

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2010 as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$413,012	$395,443	$17,569	$—
Marketable securities	1,010,019	328,070	655,802	26,147
Other current assets	4,400	—	2,125	2,275
Other non-current assets	117,819	117,819	—	—

Total financial assets	$1,545,250	$841,332	$675,496	$28,422

Other current liabilities	$(2,267)	$—	$(2,267)	$—

Total financial liabilities	$(2,267)	$—	$(2,267)	$—

Changes in our Level 3 securities for the three and nine months ended March 31, 2010 and 2009 were as follows:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Beginning aggregate estimated fair value of Level 3 securities	$32,365	$40,879	$40,584	$42,147
Total realized and unrealized gains
Unrealized gain included in other comprehensive income	—	—	—	22
Unrealized gain (loss) included in income	7	192	63	(6,495)
Reversal of unrealized loss associated with transfer of securities to trading securities	—	—	—	1,281
Net purchases (settlements)	(3,950)	(500)	(12,225)	3,616

Ending aggregate estimated fair value of Level 3 securities	$28,422	$40,571	$28,422	$40,571

NOTE 3 – BALANCE SHEET COMPONENTS

(In thousands)	March 31, 2010	June 30, 2009
Accounts receivable, net
Accounts receivable, gross	$357,623	$245,618
Allowance for doubtful accounts	(35,081)	(35,475)

	$322,542	$210,143

Inventories, net
Service parts	$135,862	$146,724
Raw materials	110,637	99,383
Work-in-process	78,357	66,292
Finished goods and demonstration equipment	49,579	57,807

	$374,435	$370,206

Other current assets
Prepaid expenses	$36,528	$61,854
Income tax related receivables	72,119	138,500
Other current assets	46,264	26,909

	$154,911	$227,263

Land, property and equipment, net
Land	$41,836	$52,493
Buildings and improvements	122,615	132,872
Machinery and equipment	446,051	410,643
Office furniture and fixtures	24,778	23,976
Leasehold improvements	96,288	106,811
Construction in progress	7,651	1,171

	739,219	727,966
Less: accumulated depreciation and amortization	(495,461)	(436,088)

	$243,758	$291,878

Other non-current assets
Long-term investments	$139,118	$128,776
Deferred tax assets – long-term	261,648	295,536
Other	15,723	16,272

	$416,489	$440,584

Other current liabilities
Warranty and retrofit obligations	$19,158	$21,812
Compensation and benefits	260,662	176,828
Income taxes payable	13,766	15,536
Interest payable	21,706	8,769
Accrued litigation costs	7,907	4,848
Other accrued expenses	71,820	113,648

	$395,019	$341,441

NOTE 4 – MARKETABLE SECURITIES

The amortized costs and estimated fair value of marketable securities as of March 31, 2010 and June 30, 2009 are as follows:

As of March 31, 2010 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$53,083	$2	$(28)	$53,057
U.S. Government agency securities	285,273	883	(196)	285,960
Municipal bonds	57,108	400	(9)	57,499
Corporate debt securities	580,911	5,816	(300)	586,427
Money market, bank deposits and other	404,558	—	—	404,558
Sovereign securities	9,320	63	—	9,383
Auction rate securities	28,425	—	(2,278)	26,147

Subtotal	1,418,678	7,164	(2,811)	1,423,031
Less: Cash equivalents	413,009	4	(1)	413,012

Marketable securities	$1,005,669	$7,160	$(2,810)	$1,010,019

As of June 30, 2009 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$85,843	$576	$(7)	$86,412
U.S. Government agency securities	277,762	2,089	(155)	279,696
Municipal bonds	30,228	260	(68)	30,420
Corporate debt securities	349,522	3,478	(557)	352,443
Money market, bank deposits and other	325,014	—	—	325,014
Sovereign securities	10,319	73	(31)	10,361
Auction rate securities	40,650	—	(2,482)	38,168

Subtotal	1,119,338	6,476	(3,300)	1,122,514
Less: Cash equivalents	317,597	—	—	317,597

Marketable securities	$801,741	$6,476	$(3,300)	$804,917

KLA-Tencor’s investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. The fair value of these securities is impacted by market interest rates and credit spreads. The rise of market interest rates or credit spreads may lower the fair value of our investment portfolio. As of March 31, 2010, none of the unrealized losses of the securities are a result of other-than-temporary credit impairments. The Company believes it will realize the full value of these investments upon maturity.

The following table summarizes the fair value of its investments that had gross unrealized losses as of March 31, 2010:

(In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasuries	$48,695	$(28)
U.S. Government agency securities	131,402	(196)
Municipal bonds	5,829	(9)
Corporate debt securities	102,617	(300)
Auction rate securities (2)	26,147	(2,278)

Total	$314,690	$(2,811)

(1)	Of the total gross unrealized losses, there were no amounts from available-for-sale securities that have been in a loss position for 12 months or more.
(2)	The auction rate securities have been in a continuous loss position for more than 12 months and are classified as trading securities.

The contractual maturities of securities classified as available-for-sale as of March 31, 2010, regardless of the consolidated balance sheet classification, are as follows:

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$233,757	$235,766
Due after one year through three years	743,487	748,106

	$977,244	$983,872

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized gains for the three and nine months ended March 31, 2010 were approximately $0.8 million and $2.8 million, respectively.

The Company’s investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by the Company are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa. In February 2008, because sell orders exceeded buy orders, auctions failed for approximately $48.2 million in par value of municipal auction rate securities held by the Company. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. Prior to June 30, 2009, a total of $7.6 million of the auction rate securities held by the Company were called at par value by the issuer (therefore no losses were recognized on these securities). During the three and nine months ended March 31, 2010, an additional $4.0 million and $12.3 million, respectively, of the auction rate securities were called at par value by the issuer. The fair value of the auction rate securities at March 31, 2010 was $26.1 million (par value of $28.4 million), which is included in marketable securities under current assets.

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

The Agreement covers $28.4 million par value (fair value of $26.1 million) of the auction rate securities held by the Company as of March 31, 2010. The Company is accounting for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option during the three months ended March 31, 2010. The fair value of the Put Option was $2.3 million and $2.4 million as of March 31, 2010 and June 30, 2009, respectively.

During the three months ended December 31, 2008, the Company made an election pursuant to authoritative guidance for debt and equity investments to transfer these auction rate securities from available-for-sale to trading securities. The transfer to trading securities reflects the Company’s intent to exercise the Put Option during the period June 30, 2010 to June 30, 2012. During the three months ended March 31, 2010, the Company recognized an increase in the fair value of the auction rate securities of $0.7 million, which is included in interest income and other, net. There was no change in the fair value of the auction rate securities for the nine months ended March 31, 2010.

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

Executive Deferred Savings Plan

The Company maintains an Executive Deferred Savings Plan, which is a non-qualified deferred compensation plan whereby non-employee directors and certain highly compensated employees may defer a portion of their salary and bonus. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company administers the investment of these funds, and the participants remain general creditors of the Company. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment. The Company classifies these deferred compensation plan investments as trading securities. As of March 31, 2010, the Company had a deferred compensation plan related asset and liability of $117.8 million and $118.5 million included as a component of other non-current assets and other current liabilities on the Condensed Consolidated Balance Sheet, respectively. As of June 30, 2009, the Company had a deferred compensation plan related asset and liability of $107.2 million and $108.3 million included as a component of other non-current assets and other current liabilities on the Condensed Consolidated Balance Sheet, respectively.

NOTE 5 – BUSINESS COMBINATIONS

The Company accounts for business combinations using the purchase method of accounting. Consideration includes the cash paid and the value of options assumed, if any, less any cash acquired, and excludes contingent employee compensation payable in cash.

During the three months ended March 31, 2010, the Company acquired a manufacturer of high-resolution surface metrology systems for industrial and academic uses for net cash consideration of approximately $1.5 million, plus potential future earnout payments based upon post-closing business performance. The acquisition has been accounted for as a business combination. This acquisition has expanded the breadth of the Company's existing surface metrology product portfolio and provided enhanced value to the Company’s customers by enabling them to select the optimal combination of performance and price required for their research or production needs.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $33.1 million of goodwill was assigned to the defect inspection reporting unit and is not expected to be deductible for tax purposes. This acquisition has provided the Company with a line of mask registration measurement tools to complement the Company’s mask inspection products. In addition, through the acquisition the Company has acquired a provider of SEM-based tools for mask critical dimension measurement. Other technologies of the MIE business unit acquired by the Company in the transaction include macro defect inspection systems, overlay measurement systems for microelectromechanical systems (“MEMS”) applications and software packages for defect classification and data analysis.

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

NOTE 6 – GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The following table presents goodwill balances and the movements during the nine months ended March 31, 2010 and 2009:

	Nine months ended March 31,
(In thousands)	2010	2009
Gross beginning balance as of beginning of fiscal year	$605,965	$601,882
Accumulated impairment losses	(276,586)	—

Net beginning balance as of beginning of fiscal year	329,379	601,882
Acquisitions	877	33,071
Net exchange differences	(2,079)	(47,082)
Adjustments	—	10,013
Impairment	—	(276,586)

Net ending balance as of March 31	$328,177	$321,298

(In thousands)	As of March 31, 2010	As of March 31, 2009
Gross goodwill balance	$604,763	$597,884
Accumulated impairment losses	(276,586)	(276,586)

Net goodwill balance	$328,177	$321,298

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company completed its annual evaluation of the goodwill by reporting unit during the three month period ended December 31, 2009 and concluded that there was no impairment. As of December 31, 2009, the Company’s assessment of goodwill impairment indicated that the fair values of the Company’s reporting units were substantially in excess of their estimated carrying values, and therefore goodwill in the reporting units was not impaired.

During the fiscal year ended June 30, 2009, the Company completed its annual evaluation of the goodwill by reporting unit as of December 31, 2008. As a result of the global economic downturn, reductions to the Company’s revenue, operating income and cash flow forecasts, and a significant reduction in the Company’s market capitalization, the Company determined that the goodwill related to its Metrology reporting unit was impaired as of December 31, 2008. As a result, the Company recorded an impairment charge of $272.1 million, which represented the entire goodwill amount related to the Metrology reporting unit, during the three months ended December 31, 2008. The Company’s assessment of goodwill impairment indicated that the fair values of the Company’s other reporting units exceeded their estimated carrying values, and therefore goodwill in those reporting units was not impaired.

Fair value of a reporting unit is determined by using a weighted combination of two market-based approaches and an income approach, as this combination is deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants and is consistent in principle with the methodology used for goodwill evaluation in the prior year. Under one of the market-based approaches, the Company utilizes information regarding the Company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value the Company’s reporting units. The Company assigns an equal weighting to the second market-based approach – calculation of fair value of a reporting unit based on its discounted cash flow. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others.

Purchased Intangible Assets

The components of purchased intangible assets as of March 31, 2010 and June 30, 2009 were as follows:

(Dollar amounts in thousands)		As of March 31, 2010			As of June 30, 2009
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$133,066	$70,707	$62,359	$131,966	$56,367	$75,599
Patents	6-13 years	57,649	32,623	25,026	57,626	27,847	29,779
Trade name / Trademark	4-10 years	19,894	10,646	9,248	19,616	9,221	10,395
Customer relationships	6-7 years	54,823	26,116	28,707	54,409	21,673	32,736
Other	0-1 year	16,199	15,685	514	16,759	16,188	571

Total		$281,631	$155,777	$125,854	$280,376	$131,296	$149,080

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

During the quarter ended December 31, 2008, the economic conditions that affect the Company’s industry deteriorated, which led our customers to scale back their production operations and reduce their capital expenditures. At that time, industry analysts expected demand for semiconductor capital equipment to continue to remain weak until macroeconomic conditions improved. In addition, the Company experienced a significant decline in its stock price, resulting in a significant reduction in the Company’s market capitalization. These factors were taken into account as the Company performed an assessment of its purchased intangible assets during the quarter ended December 31, 2008 to test for recoverability in accordance with the authoritative guidance on impairment of long-lived assets. The assessment of recoverability is based on management’s estimates. Based on the assessment, the Company recorded an intangible asset impairment charge of $162.8 million during the three months ended December 31, 2008, of which $73.1 million related to existing technology, $26.3 million to patents, $38.1 million to customer relationships, $16.6 million to trademarks and $8.7 million to other intangible assets.

For the three months ended March 31, 2010 and 2009, amortization expense for purchased intangible assets was $8.6 million and $16.7 million, respectively. For the nine months ended March 31, 2010 and 2009, amortization expense for other intangible assets was $25.3 million and $57.7 million, respectively. Based on the intangible assets recorded as of March 31, 2010, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (in thousands)
2010 (remaining 3 months)	$8,518
2011	32,705
2012	29,931
2013	20,658
2014	15,238
Thereafter	18,804

Total	$125,854

NOTE 7 – LONG-TERM DEBT

In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as of March 31, 2010.

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

Based on the trading prices of the debt as of March 31, 2010 and June 30, 2009, the estimated fair value of the debt was $794.6 million and $702.0 million, respectively.

NOTE 8 – STOCK-BASED COMPENSATION

Equity Incentive Program

Under the Company’s current equity incentive program, the Company issues equity awards from its 2004 Equity Incentive Plan (the “2004 Plan”), which provides for the grant of options to purchase shares of its common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to its employees, consultants and members of its Board of Directors. The 2004 Plan was approved by the Company’s stockholders on October 18, 2004 and permits the issuance of up to 32.0 million shares of common stock, including 11.0 million shares approved by the Company’s stockholders on November 4, 2009. As of March 31, 2010, 13.5 million shares were available for grant under the 2004 Plan. Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto. During the nine months ended March 31, 2010, approximately 0.3 million restricted stock units were granted to senior management with performance-based and service-based vesting criteria.

The following table summarizes the combined activity under the Company’s equity incentive plans for the indicated period:

(In thousands)	Available For Grant
Balances at June 30, 2009(1)	7,702
Shares added to 2004 Plan	11,000
Restricted stock units granted(2)	(5,184)
Restricted stock units canceled(2)	1,075
Restricted stock units traded for taxes(3)	244
Options canceled/expired/forfeited	1,046
Plan shares expired(4)	(784)

Balances at March 31, 2010(1)	15,099

(1)	Includes shares available for issuance under the 2004 Plan, as well as under the Company’s 1998 Outside Director Option Plan (the “Outside Director Plan”), which only permits the issuance of stock options to the Company’s non-employee directors. As of March 31, 2010, approximately 1.6 million shares were available for grant under the Outside Director Plan.
(2)	Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto.
(3)	Effective November 4, 2009, any shares withheld by the Company after such date in satisfaction of applicable withholding taxes upon the issuance, vesting or settlement of equity awards under the 2004 Plan will no longer be available for future issuance under the 2004 Plan.
(4)	Represents the portion of shares listed as “Options canceled/expired/forfeited” above that were issued under the Company’s equity incentive plans other than the 2004 Plan or the Outside Director Plan. Because the Company is only currently authorized to issue equity awards under the 2004 Plan and the Outside Director Plan, any equity awards that are canceled, expire or are forfeited under any other Company equity incentive plan do not result in additional shares being available to the Company for future grant.

Except for options granted to non-employee directors as part of their regular compensation package for service through the end of the first quarter of fiscal year 2008, the Company has granted only restricted stock units under its equity incentive program since September 2006. For the preceding several years until June 30, 2006, stock options were generally granted at the market price of the Company’s common stock on the date of grant (except for the retroactively priced options which were granted primarily prior to the fiscal year ended June 30, 2002), with a vesting period of five years and an exercise period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as service-based and/or performance-based vesting.

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

The following table shows pre-tax stock-based compensation expense for the three and nine months ended March 31, 2010 and 2009:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Stock-based compensation expense:
Costs of revenues	$3,793	$4,706	$10,406	$14,841
Engineering, research and development	6,843	7,524	20,113	24,477
Selling, general and administrative	10,833	10,528	32,004	40,125

Total stock-based compensation expense	$21,469	$22,758	$62,523	$79,443

Stock Options

The following table summarizes the activities and weighted-average exercise price for stock options under all plans during the nine months ended March 31, 2010:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2009	12,979	$43.49
Granted	—	$—
Exercised	(452)	$33.01
Cancelled/expired/forfeited	(1,046)	$45.04

Outstanding stock options as of March 31, 2010	11,481	$43.76

Vested and exercisable as of March 31, 2010	11,088	$43.66

The Company has not issued any stock options since November 1, 2007. The weighted-average remaining contractual terms for total options outstanding under all plans and for total options exercisable under all plans were 3.0 years and 3.0 years, respectively. The aggregate intrinsic value for the options exercisable as of March 31, 2010 was $1.9 million.

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

The following table shows the total intrinsic value of options exercised, total cash received from employees as a result of employee stock option exercises, and tax benefits realized by the Company in connection with these stock option exercises for the three and nine months ended March 31, 2010 and 2009:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Total intrinsic value of options exercised	$60	$—	$1,165	$10,631
Total cash received from employees as a result of employee stock option exercises	$351	$—	$14,929	$9,585
Tax benefits realized by the Company in connection with these exercises	$23	$—	$429	$4,014

As of March 31, 2010, the unrecognized stock-based compensation balance related to stock options was $5.5 million and will be recognized over an estimated weighted-average amortization period of 0.7 years.

The Company settles employee stock option exercises with newly issued common shares except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.

The following table shows the amount of stock-based compensation that was capitalized as inventory as of March 31, 2010 and June 30, 2009:

(In thousands)	March 31, 2010	June 30, 2009
Inventory	$6,519	$6,561

Restricted Stock Units

The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, traded for taxes, and forfeited during the nine months ended March 31, 2010 and restricted stock units outstanding as of March 31, 2010 and June 30, 2009:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2009	5,464	$24.77
Granted	2,880	$22.18
Vested and released	(806)	$29.64
Traded for taxes	(395)	$30.91
Forfeited	(597)	$25.21

Outstanding restricted stock units as of March 31, 2010	6,546	$22.62

(1)	Share numbers reflect actual shares subject to awarded restricted stock units. Under the terms of the 2004 Plan, each of the share numbers presented in this column are multiplied by 1.8 to calculate their impact on the share reserve under the 2004 Plan.

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

As of March 31, 2010, the unrecognized stock-based compensation balance related to restricted stock units was $112.2 million and will be recognized over an estimated weighted-average amortization period of 2.5 years.

In connection with the vested and released restricted stock units, the Company realized tax benefits as follows during the three and nine months ended March 31, 2010 and 2009:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Tax benefits realized in connection with vested and released restricted stock units	$776	$500	$13,931	$12,967

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

During the quarter ended March 31, 2009, the Company’s Board of Directors approved further amendments to the ESPP in continuation of the Company’s cost reduction efforts. Those amendments to the ESPP (a) eliminated the look-back feature (i.e., the reference to the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period) and (b) reduced the purchase price discount from 15% to 5%. These changes were effective July 1, 2009, such that the purchase price with respect to the six-month offering period that began on July 1, 2009 was 95% of the fair market value of the Company’s common stock on the December 31, 2009 purchase date.

During the quarter ended December 31, 2009, in response to improvements in the business conditions within the industries that the Company serves, the Company’s Board of Directors approved amendments to the ESPP that (a) reinstated the six-month look-back feature and (b) increased the purchase price discount from 5% to 15%. These changes became effective January 1, 2010, such that the purchase price with respect to each offering period beginning on or after such date will be 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date.

The Company estimated the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended March 31,			Nine months ended March 31,
	2010	2009		2010	2009
Stock purchase plan:
Expected stock price volatility	35%	(	*)	35%	41%
Risk-free interest rate	0.21%	(	*)	0.21%	1.8%
Dividend yield	1.63%	(	*)	1.63%	1.4%
Term in years	0.5	(	*)	0.5	1.3

*	There were no new valuations recorded during the three months ended March 31, 2009.

No compensation cost was recognized with respect to the ESPP for the six months ended December 31, 2009, as the purchase price for the ESPP offering period that ended on December 31, 2009 was based solely on the market price of the shares at the December 31, 2009 purchase date and the discount on the purchase price was 5%. As a result, no valuations were recorded during the six months ended December 31, 2009, and therefore the assumptions set forth in the table above for the three and nine months ended March 31, 2010 were identical.

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to issue under the ESPP during the forthcoming fiscal year. During the fiscal year ended June 30, 2009, a total of 2.0 million additional shares were reserved under the ESPP, and an additional 2.0 million shares have been reserved under the ESPP with respect to the fiscal year ending June 30, 2010. As of March 31, 2010 (taking into account the shares that have been added to the ESPP with respect to the fiscal year ending June 30, 2010), a total of 3.1 million shares were reserved and available for issuance under the ESPP.

In connection with the disqualifying dispositions of shares purchased under the ESPP, the Company realized tax benefits as follows during the three and nine months ended March 31, 2010 and 2009:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Tax benefits realized in connection with disqualifying dispositions of ESPP shares	$65	$294	$932	$590

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

NOTE 9 – STOCK REPURCHASE PROGRAM

Since July 1997, the Board of Directors has authorized the Company to systematically repurchase in the open market up to 62.8 million shares of its common stock under a repurchase program. This program was put into place to reduce the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, and to return excess cash to the Company’s shareholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. In October 2008, the Company suspended its stock repurchase program, and the Company subsequently restarted the program in February 2010. At March 31, 2010, 7.8 million shares were available for repurchase under the Company’s repurchase program.

Share repurchases for the three and nine months ended March 31, 2010 and 2009 were as follows:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Number of shares of common stock repurchased	1,990	—	1,990	6,410
Total cost of repurchases	$59,257	—	$59,257	$218,698

At March 31, 2010, $4.6 million of the above total cost of repurchases for the three months ended March 31, 2010 was unpaid and recorded in other current liabilities. During the three months ended September 30, 2008, the Company settled purchases amounting to $7.8 million related to transactions that had occurred during the period ended June 30, 2008.

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

(In thousands, except per share amounts)	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$57,016	$(82,827)	$99,215	$(497,792)
Denominator:
Weighted average shares outstanding(1)	171,506	169,934	171,202	170,349
Effect of dilutive options and restricted stock units	1,851	—	2,230	—

Denominator for diluted income (loss) per share	173,357	169,934	173,432	170,349

Basic net income (loss) per share	$0.33	$(0.49)	$0.58	$(2.92)
Diluted net income (loss) per share	$0.33	$(0.49)	$0.57	$(2.92)
Potentially dilutive securities(2)	11,510	19,405	11,311	19,405

(1)	Outstanding shares do not include unvested restricted stock units.
(2)	The potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the above periods because their effect would have been anti-dilutive.

The total amount of dividends paid during the three months ended March 31, 2010 and 2009 was $25.7 million and $25.5 million, respectively. The total amount of dividends paid during the nine months ended March 31, 2010 and 2009 was $77.0 million and $76.7 million, respectively.

NOTE 11 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, are as follows:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Net income (loss)	$57,016	$(82,827)	$99,215	$(497,792)
Other comprehensive income (loss):
Currency translation adjustments	(1,870)	(35,348)	1,691	(116,905)
Gain on cash flow hedging instruments, net	4	4,571	724	3,069
Change in unrecognized losses and transition obligation related to pension and post-retirement plans	20	1,312	56	1,541
Unrealized gain (loss) on investments	681	(175)	606	3,222

Other comprehensive income (loss)	(1,165)	(29,640)	3,077	(109,073)

Total comprehensive income (loss)	$55,851	$(112,467)	$102,292	$(606,865)

NOTE 12 – INCOME TAXES

The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Income (loss) before income taxes	$80,271	$(77,167)	$141,079	$(556,155)
Provision for (benefit from) taxes	23,255	5,660	41,864	(58,363)
Effective tax rate	29.0%	(7.3%)	29.7%	10.5%

Tax expense was positively impacted during the three months and nine months ended March 31, 2010 by a non-taxable increase in the assets held within the Company’s Executive Deferred Savings Plan and a reduction of the gross unrecognized tax benefits from a lapsing of the statute of limitations based on authoritative tax guidance.

Tax expense was negatively impacted during the three months and nine months ended March 31, 2010 due to shortfalls from employee stock activity and the tax effect of inter-company dividends.

Windfall tax benefits arise when a company’s tax deduction for employee stock activity exceeds book compensation for the same activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes.

Tax expense was negatively impacted during the three months ended March 31, 2009 by the adoption of California budget legislation, signed on February 20, 2009, which will allow a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. The enactment of this legislation resulted in an expense to reduce non-current deferred tax assets.

Tax expense was negatively impacted during the nine months ended March 31, 2009 by the adoption of the California budget legislation described in the preceding paragraph, as well as a goodwill impairment charge related to certain business units recorded during the nine months ended March 31, 2009, which was non-deductible for tax purposes.

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has been notified of a pending United States federal income tax examination for the fiscal years ended June 30, 2007 through June 30, 2009, which represents all completed years for which the statute of limitation has not expired. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2005. The Company is also subject to examinations in major foreign jurisdictions, including Japan, Israel and Singapore, for all years beginning from the fiscal year ended June 30, 2004 and is currently under tax examinations in various other foreign tax jurisdictions. It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that it may recognize up to $9.6 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with various foreign tax authorities.

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

The plaintiffs in the derivative actions have asserted claims for violations of Sections 10(b) (including Rule 10b-5 thereunder), 14(a), and 20(a) of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty and aiding and abetting such breach, negligence, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, breach of contract, constructive fraud, rescission, and violations of California Corporations Code section 25402, as well as a claim for an accounting of all stock option grants made to the named defendants. KLA-Tencor is named as a nominal defendant in these actions. On behalf of KLA-Tencor, the plaintiffs seek unspecified monetary and other relief against the named defendants. The plaintiffs are James Ziolkowski, Mark Ziering, Alaska Electrical Pension Fund, Jeffrey Rabin and Benjamin Langford. The individual named defendants are current directors and officers Edward W. Barnholt, Robert T. Bond, Stephen P. Kaufman, and Richard P. Wallace; and former directors and officers H. Raymond Bingham, Robert J. Boehlke, Leo Chamberlain, Gary E. Dickerson, Richard J. Elkus, Jr., Dennis J. Fortino, Jeffrey L. Hall, John H. Kispert, Kenneth Levy, Michael E. Marks, Stuart J. Nichols, Arthur P. Schnitzer, Kenneth L. Schroeder, Jon D. Tompkins and Lida Urbanek. Current director David C. Wang and former directors Dennis J. Fortino, Michael E. Marks and Dean O. Morton were originally named as defendants in one of the derivative actions filed in the U.S. District Court for the Northern District of California (the “Federal District Court”), but were dropped as named defendants as of December 22, 2006 upon the filing of a consolidated complaint in the Federal Derivative Action.

The Company’s Board of Directors appointed a Special Litigation Committee (“SLC”) composed solely of independent directors to conduct an independent investigation of the claims asserted in the derivative actions and to determine the Company’s position with respect to those claims. On March 25, 2008, the SLC filed a motion to terminate the Federal Derivative Action and to approve certain settlements with Gary E. Dickerson, Kenneth Levy, Kenneth Schroeder and Jon D. Tompkins related to the claims brought against them in connection with the derivative actions. The Court denied the motion to terminate and to approve the settlements on December 12, 2008. The SLC filed an appeal and petition for writ of mandate challenging that decision to the United States Court of Appeals for the Ninth Circuit, which dismissed the appeal on May 8, 2009 and denied the petition for writ of mandate on July 10, 2009. The parties participated in mediation and settlement discussions regarding the derivative claims in the Federal Derivative Action.

On March 15, 2010, the Company entered into a Stipulation of Settlement (the “Stipulation”) with all parties to the Federal Derivative Action to resolve the Federal Derivative Action in its entirety, subject to approval by the Federal District Court (the “Proposed Settlement”). On March 25, 2010, the Federal District Court entered an order (the “Preliminary Order”) preliminarily approving the Proposed Settlement and scheduling a hearing for consideration of final approval of the Proposed Settlement on May 24, 2010.

As set forth more fully in the Stipulation, under the Proposed Settlement, among other things, (i) the Company will receive cash payments totaling $24 million from insurers; (ii) the Company will receive additional cash payments of approximately $9.2 million from certain of the settling defendants; (iii) certain of the settling defendants relinquished compensation and other benefits, yielding an additional financial benefit to the Company of approximately $9.4 million; (iv) the Company will pay attorneys’ fees to plaintiffs’ counsel in the amount of $8 million in cash, in addition to $8 million in shares of Company common stock to be issued following the Effective Date as defined in the Stipulation (with the number of shares determined by dividing $8 million by the average daily closing price of the Company’s common stock for the ten trading days immediately preceding the Effective Date as defined in the Stipulation); (v) the Federal Derivative Action will be dismissed with prejudice; (vi) the Company, settling defendants, related parties, and plaintiffs and their counsel will be released from claims related to the Federal Derivative Action and the matters that were or could have been alleged therein, and further litigation on such claims will be barred; and (vii) the Company will commit to maintain certain corporate governance enhancements, including certain previously implemented policies, procedures and guidelines relating to the Company’s board of directors composition, stock option granting practices and procedures, and internal controls and procedures. As provided in the Stipulation, the Proposed Settlement will become final and effective following entry of judgment thereon by the Federal District Court, finality of that judgment, and final dismissal of the related shareholder derivative actions pending in the California Superior Court and Delaware Chancery Court. The Proposed Settlement represents a compromise of contested claims and does not contain any admission of wrongdoing or fault on the part of the Company, its board of directors or executive officers, or the other individual defendants to the action, all of whom deny all liability and claims of wrongdoing as part of the Proposed Settlement. This summary of the terms of the Stipulation is qualified entirely by reference to the copy of the Stipulation filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company with the SEC on March 26, 2010, the content of which is incorporated by reference herein. During the three months ended March 31, 2010, the Company recorded a charge of $1.7 million to selling, general and administrative expenses, reflecting the anticipated net amount to be paid by the Company in connection with the Proposed Settlement and the Company’s settlements during such period of separate matters with Mr. Schroeder and Mr. Levy that are further described below.

The California Superior Court action was stayed by order of the court on March 18, 2010 pending consideration by the Federal District Court of the Proposed Settlement of the Federal Derivative Action. The Delaware Chancery Court action has been stayed since March 17, 2009 in deference to the Federal Derivative Action.

As part of the derivative lawsuit filed in the Delaware Chancery Court on July 21, 2006, a plaintiff claiming to be a KLA-Tencor shareholder also asserted a separate putative class action claim against the Company and certain of its current and former directors and officers alleging that shareholders incurred damage due to purported dilution of KLA-Tencor common stock resulting from historical stock option granting practices. On March 17, 2009, the Delaware Chancery Court dismissed the putative class action claim and stayed the derivative claims in the action. Plaintiff sought leave to appeal this decision, which the Chancery Court denied on April 14, 2009. Plaintiff subsequently filed a notice of appeal with the Delaware Supreme Court seeking to overturn the Chancery Court’s denial of the application to appeal, which the Delaware Supreme Court denied on April 27, 2009. Plaintiff in the Delaware Chancery Court action advised the Company on March 19, 2010 that the Delaware Chancery Court action will be dismissed with prejudice upon final approval of the Proposed Settlement by the Federal District Court.

Notwithstanding the Proposed Settlement described above, if the Federal District Court does not grant final approval to the Proposed Settlement, or if the Effective Date as defined in the Stipulation does not occur, the derivative actions may continue. The Company therefore cannot predict with certainty whether these derivative actions are likely to result in any material recovery by or expense to KLA-Tencor.

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

On March 15, 2010, the Company entered into a settlement agreement with Mr. Schroeder. Under the terms of the settlement, the Company will pay Mr. Schroeder $16.5 million, the parties will release and dismiss their respective claims, and the Company’s ongoing obligation to indemnify and advance Mr. Schroeder’s costs of defending certain litigation brought against him by the SEC will be subject to express limitations. The settlement with Mr. Schroeder will become final upon the effectiveness of the Proposed Settlement of the Federal Derivative Action. The settlement with Mr. Schroeder does not alter, restrict or impair the parties’ rights and obligations under the Proposed Settlement of the Federal Derivative Action. Because the effectiveness of this settlement is subject to the effectiveness of the Proposed Settlement of the Federal Derivative Action, the Company cannot predict with certainty the final outcome or estimate the likelihood or potential dollar amount of any adverse result in this litigation.

Settlement with Former CEO and Chairman of the Board Kenneth Levy. Kenneth Levy, the Company’s former Chief Executive Officer and Chairman of the Board, asserted breach of contract and tort claims against the Company for approximately $8.3 million in damages arising from the Company’s alleged refusal to allow Mr. Levy to exercise certain of his stock options in 2007 and 2008. On March 15, 2010, the Company entered into a settlement agreement with Mr. Levy. Under the parties’ settlement of those claims, the Company will pay Mr. Levy $2.375 million, and the parties will exchange mutual releases. The settlement with Mr. Levy will become final upon the effectiveness of the Proposed Settlement of the Federal Derivative Action. The settlement with Mr. Levy does not alter, restrict or impair the parties’ rights and obligations under the Proposed Settlement of the Federal Derivative Action. Because the effectiveness of this settlement is subject to the effectiveness of the Proposed Settlement of the Federal Derivative Action, the Company cannot predict with certainty the final outcome or estimate the likelihood or potential dollar amount of any adverse result in this matter.

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

The following table shows total receivables sold under factoring agreements, proceeds from sales of LCs and related discounting fees paid for the three and nine months ended March 31, 2010 and 2009:

	Three months ended		Nine months ended
(In thousands)	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Receivables sold under factoring agreements	$16,968	$50,143	$86,987	$208,782
Proceeds from sales of LCs	$13,384	$—	$23,891	$10,666
Discounting fees paid on sales of LCs(1)	$26	$—	$149	$44

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. The following is a schedule of the remaining estimated operating lease payments (in thousands):

Fiscal year ending June 30,	Amount
2010 (remaining 3 months)	$2,474
2011	7,981
2012	5,294
2013	3,632
2014	2,564
2015 and thereafter	6,413

Total minimum lease payments	$28,358

Rent expense was approximately $2.1 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively. Rent expense was approximately $7.0 million and $8.3 million for the nine months ended March 31, 2010 and 2009, respectively.

Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. KLA-Tencor’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $199.5 million as of March 31, 2010 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

Guarantees. KLA-Tencor typically provides standard warranty coverage on its systems for 40 hours per week for 12 months, providing labor and parts necessary to repair the systems during the warranty period. KLA-Tencor accounts for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, KLA-Tencor calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. KLA-Tencor updates these estimated charges on a quarterly basis. The actual product performance and/or field expense profiles may differ, and in those cases KLA-Tencor adjusts its warranty accruals accordingly.

The following table provides the balances and changes in the product warranty accrual for the three and nine months ended March 31, 2010 and 2009:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Beginning balance	$15,726	$27,029	$18,213	$38,700
Accruals for warranties issued during the period	5,986	3,452	16,713	12,656
Changes in liability related to pre-existing warranties	(345)	(2,103)	(2,924)	(701)
Settlements made during the period	(4,120)	(7,247)	(14,755)	(29,524)

Ending balance	$17,247	$21,131	$17,247	$21,131

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

The Company maintains guarantee arrangements of $16.7 million in various locations to fund customs guarantees for VAT and LC needs of its subsidiaries in Europe and Asia. Approximately $11.9 million was outstanding under these arrangements as of March 31, 2010.

NOTE 15 – RESTRUCTURING CHARGES

In March 2009, the Company announced a plan to further reduce its global workforce by approximately 10%, which followed the Company’s announcement in November 2008 of a global workforce reduction of approximately 15%. The Company has undertaken a number of cost reduction activities, including these workforce reductions, in an effort to lower its quarterly operating expense run rate. The program in the United States is accounted for in accordance with the authoritative guidance related to compensation for non-retirement post-employment benefits, whereas the programs in the international locations are accounted for in accordance with the authoritative guidance for contingencies. During the three months ended March 31, 2010, the Company recorded a $1.2 million net restructuring charge, of which $0.3 million was recorded to costs of revenues and $0.9 million was recorded to selling, general and administrative expense. This charge represents the estimated minimum liability associated with expected termination benefits to be provided to employees after employment.

The following table shows the activity primarily related to severance and benefits expense for the three and nine months ended March 31, 2010 and 2009:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Beginning balance	$4,578	$18,707	$8,086	$1,333
Restructuring costs	1,398	16,788	5,242	39,930
Adjustments	(202)	(222)	(887)	(1,555)
Cash payments	(5,038)	(13,024)	(11,705)	(17,459)

Ending balance	$736	$22,249	$736	$22,249

Substantially all of the remaining accrued restructuring balance related to the Company’s workforce reductions is expected to be paid out by the end of calendar year 2010.

NOTE 16 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The authoritative guidance requires companies to recognize all derivative instruments and hedging activities, including foreign currency exchange contracts, as either assets or liabilities at fair value on the balance sheet. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are reflected in the Condensed Consolidated Statement of Operations. In accordance with the guidance, the Company designates foreign currency forward exchange contracts as cash flow hedges of certain forecasted foreign currency denominated sales and purchase transactions.

KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets. As a result, KLA-Tencor is exposed to risks relating to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts and options to hedge against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions, such as the Japanese yen, the euro and the Israeli shekel. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. These currency forward exchange contracts and options, designated as cash flow hedges, generally have maturities of less than 18 months. Cash flow hedges are evaluated for effectiveness monthly, based on changes in total fair value of the derivatives. If a financial counter-party to any of the Company’s hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience material financial losses.

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

Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts

The location and amounts of designated and non-designated derivative instruments’ gains and losses in the condensed consolidated financial statements for the three and nine months ended March 31, 2010 and 2009 are as follows:

	Location in Financial Statements
	Three months ended March 31, 2010					Three months ended March 31, 2009
(In thousands)	Accumulated OCI	Revenues	Costs of revenues	Interest income and other, net	Total	Accumulated OCI	Revenues	Costs of revenues	Interest income and other, net	Total
Derivatives Designated as Hedging Instruments
Gain (loss) in accumulated OCI on derivative (effective portion)	$(460)				$(460)	$3,240				$3,240

Loss reclassified from accumulated OCI into income (effective portion)		$(215)	$(251)		$(466)		$(3,817)	$(316)		$(4,133)

Gain (loss) recognized in income on derivative (ineffectiveness portion and amount excluded from effectiveness testing)				$33	$33				$(205)	$(205)

Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income				$(3,422)	$(3,422)				$3,658	$3,658

	Nine months ended March 31, 2010					Nine months ended March 31, 2009
(In thousands)	Accumulated OCI	Revenues	Costs of revenues	Interest income and other, net	Total	Accumulated OCI	Revenues	Costs of revenues	Interest income and other, net	Total
Derivatives Designated as Hedging Instruments
Loss in accumulated OCI on derivative (effective portion)	$(862)				$(862)	$(5,211)				$(5,211)

Loss reclassified from accumulated OCI into income (effective portion)		$(1,797)	$(227)		$(2,024)		$(9,784)	$(377)		$(10,161)

Gain (loss) recognized in income on derivative (ineffectiveness portion and amount excluded from effectiveness testing)				$(286)	$(286)				$(611)	$(611)

Derivatives Not Designated as Hedging Instruments
Loss recognized in income				$(5,534)	$(5,534)				$(35,648)	$(35,648)

The Company’s outstanding hedge contracts, with maximum maturity of 18 months, were as follows:

(In thousands)	As of March 31, 2010	As of June 30, 2009
Cash flow hedge contracts
Purchase	$10,384	$—
Sell	(32,434)	(36,938)
Other foreign currency hedge contracts
Purchase	102,481	73,914
Sell	(56,447)	(106,080)

Net	$23,984	$(69,104)

The location and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of March 31, 2010 and June 30, 2009 were as follows:

	Asset Derivatives			Liability Derivatives
		March 31, 2010	June 30, 2009		March 31, 2010	June 30, 2009
(In thousands)	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Other current assets	$704	$441	Other current liabilities	$862	$657

Total Derivatives Designated as Hedging Instruments		$704	$441		$862	$657

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Other current assets	$1,421	$1,803	Other current liabilities	$1,405	$2,142
Other(1)	Other current assets	2,275	2,416

Total Derivatives Not Designated as Hedging Instruments		$3,696	$4,219		$1,405	$2,142

Total Derivatives		$4,400	$4,660		$2,267	$2,799

(1)	Includes the Put Option to sell the Company’s auction rate securities at par value to UBS.

The following table provides the balances and changes in the accumulated OCI related to derivative instruments for the three and nine months ended March 31, 2010 and 2009:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Beginning balance	$(457)	$(9,201)	$(1,613)	$(6,779)
Amount reclassified to income	466	4,133	2,024	10,161
Net change	(460)	3,240	(862)	(5,211)

Ending balance	$(451)	$(1,828)	$(451)	$(1,828)

NOTE 17 – IMPAIRMENT OF REAL ESTATE ASSETS

During fiscal year 2009, as part of its long-term business plan, the Company decided to sell certain of its owned real estate properties located in San Jose, California. The real estate properties are non-financial assets classified within Level 3 of the fair value hierarchy. During the three months ended March 31, 2010, no additional asset impairment charge was recorded. During the nine months ended March 31, 2010, the Company recorded an asset impairment charge of approximately $10.4 million based on the valuation of these assets using relevant market indicators such as range of estimated selling prices. This impairment charge was included in selling, general and administrative expenses.

NOTE 18 – RELATED PARTY TRANSACTIONS

During the three and nine months ended March 31, 2010 and 2009, the Company purchased from, or sold to, several entities where one or more members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member, including JDS Uniphase Corporation, Freescale Semiconductor, Inc. and National Semiconductor Corp. The following table provides the transactions with these parties (for the portion of such period that they were considered related):

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Total revenues	$2,310	$2,232	$6,247	$6,691
Total purchases	$104	$31	2,496	$764

The Company had a receivable balance from these parties of approximately $2 million and $1 million at March 31, 2010 and June 30, 2009, respectively. Management believes that such transactions are at arms length and on similar terms as would have been obtained from unaffiliated third parties.

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

The following is a summary of revenues by geographic region for the three and nine months ended March 31, 2010 and 2009:

(Dollar amounts in thousands)	Three months ended March 31,				Nine months ended March 31,
	2010		2009		2010		2009
Revenues:
United States	$102,156	21%	$127,999	41%	$282,202	23%	$287,324	23%
Taiwan	176,329	37%	18,664	6%	470,395	37%	140,803	11%
Japan	51,313	11%	76,032	25%	166,806	13%	363,830	30%
Europe & Israel	28,886	6%	29,148	9%	79,719	6%	126,235	10%
Korea	49,252	10%	37,837	12%	98,201	8%	170,449	14%
Rest of Asia Pacific	70,363	15%	19,932	7%	164,018	13%	150,073	12%

Total	$478,299	100%	$309,612	100%	$1,261,341	100%	$1,238,714	100%

Long-lived assets by geographic region as of March 31, 2010 and June 30, 2009 were as follows:

(In thousands)	March 31, 2010	June 30, 2009
Long-lived assets:
United States	$215,575	$239,863
Taiwan	839	1,021
Japan	3,976	4,308
Europe & Israel	103,195	143,410
Korea	3,578	3,764
Rest of Asia Pacific	58,172	64,868

Total	$385,335	$457,234

The following is a summary of revenues by major products for the three and nine months ended March 31, 2010 and 2009 (as a percentage of total revenue):

(Dollar amounts in thousands)	Three months ended March 31,				Nine months ended March 31,
	2010		2009		2010		2009
Revenues:
Defect inspection	$256,863	54%	$158,998	51%	$688,977	55%	$659,594	53%
Metrology	77,370	16%	41,922	14%	177,242	14%	192,555	15%
Service	126,879	27%	98,699	32%	363,249	29%	340,673	28%
Other	17,187	3%	9,993	3%	31,873	2%	45,892	4%

Total	$478,299	100%	$309,612	100%	$1,261,341	100%	$1,238,714	100%

For the three and nine months ended March 31, 2010, two customers accounted for greater than 10% of revenues. For the three months ended March 31, 2009, one customer accounted for greater than 10% of revenue. For the nine months ended March 31, 2009, two customers accounted for greater than 10% of revenue. As of March 31, 2010, three customers accounted for greater than 10% of net accounts receivable, and as of June 30, 2009, two customers accounted for greater than 10% of net accounts receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations; the percentage of spending that our customers allocate to process control; orders for our products and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; the availability of the offer to repurchase our auction rate securities by the securities firm from which we purchased such securities; the future impact of the restatement of our historical financial statements, shareholder litigation and related matters arising from the discovery that we had retroactively priced stock options (primarily from July 1, 1997 to June 30, 2002) and had not accounted for them correctly; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; the future of our product shipments and our product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; our ability to successfully implement our efforts to reduce our operating costs, and the anticipated cost savings to be realized from such efforts; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; dividends; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors” in this report as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation to update the forward-looking statements in this report after the date hereof.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 describes the significant accounting policies and methods used in preparation of our consolidated financial statements. We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates and assumptions. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed the Company’s related disclosure in this Quarterly Report on Form 10-Q. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventories

•	Warranty

•	Allowance for Doubtful Accounts

•	Stock-Based Compensation

•	Contingencies and Litigation

•	Goodwill and Intangible Assets

•	Income Taxes

System revenues recognized without a written acceptance from the customer were approximately 25%, 22% and 10% of total revenues for the three months ended March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The percentage of system revenues recognized without a written acceptance from the customer for the three months ended March 31, 2010 has increased compared to the three months ended December 31, 2009 and March 31, 2009 primarily due to higher shipments of tools that have already met the required acceptance criteria at those customer fabs.

During the three months ended December 31, 2009, we adopted two amendments to the authoritative guidance related to revenue recognition for certain arrangements with software elements and for multiple deliverables. The implementation resulted in additional qualitative disclosures but did not have a material impact on our critical accounting estimates and policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2009 for a more complete discussion of our critical accounting policies and estimates.

Revenue Recognition for Certain Arrangements with Software Elements and/or Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

•

require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price. Valuation terms are defined as follows:

•	VSOE – the price at which we sell the element in a separate stand-alone transaction.

•	TPE – evidence from us or other companies of the value of a largely interchangeable element in a transaction.

•	ESP – our best estimate of the selling price of an element in a transaction.

We elected to early adopt this accounting guidance at the beginning of the second quarter of our fiscal year ending June 30, 2010 and have applied the adoption retrospectively to the beginning of the fiscal year to apply the guidance to transactions originating or materially modified after June 30, 2009. The implementation resulted in additional qualitative disclosures that are included below but did not have a material impact on our financial position, results of operations or cash flows.

For transactions entered into through June 30, 2009, we primarily recognized revenue based upon the guidance in Staff Accounting Bulletin No. 104. During the period, for the majority of our arrangements involving multiple deliverables, the entire amount of the sales contract was allocated to each respective element based on its relative selling price, using fair value. In the limited circumstances when we were not able to determine fair value for the deliverables in the arrangement, but were able to obtain fair value for the undelivered elements, revenue was allocated using the residual method. Under the residual method, the amount of revenue allocated to delivered elements equaled the total arrangement consideration less the aggregate selling price of any undelivered elements, and no revenue was recognized until all elements without fair value had been delivered. If fair value of any undelivered elements did not exist, the entire amount of the sales contract was deferred until all elements were accepted by the customer.

This guidance does not generally change the units of accounting for our revenue transactions. We typically recognize revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. Under certain circumstances, however, we recognize revenue upon shipment, prior to written acceptance by the customer. The portion of revenue associated with installation is deferred based on relative sales price and recognized upon completion of the installation. Spare parts revenue is recognized when the product has been shipped and risk of loss has passed to the customer, and collectability is reasonably assured. Service and maintenance contract revenue is recognized ratably over the term of the maintenance contract. Revenue from services performed in the absence of a contract, such as consulting and training revenue, is recognized when the related services are performed, and collectability is reasonably assured. Our arrangements generally do not include any provisions for cancellation, termination or refunds that would significantly impact recognized revenue.

We enter into revenue arrangements that may consist of multiple deliverables of our products and services where certain elements of a sales contract are not delivered and accepted in one reporting period.

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

When we are unable to establish relative selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. ESP could potentially be used for new or customized products.

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

Valuation of Goodwill and Intangible Assets

We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

We completed our annual evaluation of goodwill by reporting unit during the three months ended December 31, 2009 and concluded that there was no impairment.

During the fiscal year ended June 30, 2009, we completed our annual evaluation of goodwill by reporting unit as of December 31, 2008. As a result of the global economic downturn, reductions to our revenue, operating income, and cash flow forecasts, and a significant reduction in our market capitalization, we determined that the goodwill related to our Metrology reporting unit was impaired as of December 31, 2008. As a result, we recorded an impairment charge of $272.1 million, which represented the entire goodwill amount related to the Metrology reporting unit, during the three months ended December 31, 2008. Our assessment of goodwill impairment indicated that the fair values of our Defect Inspection, Service, and Other reporting units exceeded their estimated carrying values, and therefore goodwill in those reporting units was not impaired.

Adoption of Fair Value Measurement

We adopted authoritative guidance for fair value measurements as of the beginning of fiscal year 2009. In February 2008, the FASB issued a provision that allowed companies to elect a one-year delay in applying the fair value measurements guidance to certain fair value measurements, primarily related to non-financial assets and liabilities. We elected the delayed adoption date for our non-financial assets and liabilities impacted by the guidance. This guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The adoption of the guidance relating to the fair value measurement of non-financial assets and liabilities on July 1, 2009 did not have a material impact on our condensed consolidated results of operations or financial condition. See Note 2, “Fair Value Measurements,” to the condensed consolidated financial statements.

Concurrently with the adoption of the fair value measurement and disclosure provisions, we adopted authoritative guidance that permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. See Note 2, “Fair Value Measurements,” to the condensed consolidated financial statements.

Recent Accounting Pronouncements In February 2010, the Securities and Exchange Commission (“SEC”) issued a policy statement and staff work plan regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed timeline set forth by the SEC, we could be required in fiscal year 2015 to prepare financial statements in accordance with IFRS, and the SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

In February 2010, the FASB amended its guidance on subsequent events. The amendment states that entities that are required to file or furnish their financial statements with the SEC are no longer required to disclose the date through which the entity has evaluated subsequent events. This amendment is effective for our interim reporting period ended March 31, 2010, and the implementation did not have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.

In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements is effective for our interim reporting period ended March 31, 2010. The implementation did not have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurements disclosures becomes effective for our interim reporting period ending September 30, 2011, and we do not expect that this guidance will have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.

In October 2009, the FASB amended its Emerging Issues Task Force (“EITF”) authoritative guidance addressing revenue arrangements with multiple deliverables. The guidance requires revenue to be allocated to multiple elements using relative fair value based on vendor-specific objective evidence, third-party evidence or estimated selling price. The residual method also becomes obsolete under this guidance. This guidance is effective for our interim reporting period ending September 30, 2010, and allows for early adoption. We elected to early adopt the accounting guidance at the beginning of the second quarter of our fiscal year ending June 30, 2010 and have applied the adoption retrospectively to the beginning of the fiscal year to apply the guidance to transactions originating or materially modified after June 30, 2009. The implementation resulted in additional qualitative disclosures but did not have a material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB amended the authoritative guidance addressing certain revenue arrangements that include software elements. This guidance states that tangible products with hardware and software components that work together to deliver the product functionality are considered non-software products, and the accounting guidance for revenue arrangements with multiple deliverables is to be followed with respect to such products. This guidance is effective for our interim reporting period ending September 30, 2010, and allows for early adoption. We elected to early adopt the accounting guidance at the beginning of the second quarter of our fiscal year ending June 30, 2010 and have applied the adoption retrospectively to the beginning of the fiscal year to apply the guidance to transactions originating or materially modified after June 30, 2009. The implementation resulted in additional qualitative disclosures but did not have a material impact on our financial position, results of operations or cash flows.

In August 2009, the FASB issued authoritative guidance for measuring liabilities at fair value that reaffirms the previously existing definition of fair value and reintroduces the concept of entry value into the determination of fair value of liabilities. Entry value is the amount an entity would receive to enter into an identical liability. The guidance was effective for our interim reporting period ended December 31, 2009. The implementation did not have a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance for consolidations that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is effective for our interim reporting period ending September 30, 2010. We are currently evaluating the impact of the implementation on our financial position, results of operations and cash flows.

In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This guidance was effective for our interim reporting period ended September 30, 2009 and only impacted references for accounting guidance.

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance will require such contingencies to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for our business combinations for which the acquisition date is on or after July 1, 2009. We did not complete any material business combinations during the three or nine months ended March 31, 2010, and the effect of this guidance, if any, on our financial position, results of operations and cash flows in future periods will depend on the nature and significance of business combinations subject to this guidance.

In April 2009, the FASB issued authoritative guidance to increase the frequency of fair value disclosures of financial instruments, thereby enhancing consistency in financial reporting. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this guidance, fair values for these types of financial assets and liabilities have only been disclosed once a year. The guidance requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this guidance was effective for our interim reporting period ended September 30, 2009. The implementation did not have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.

In December 2008, the FASB issued authoritative guidance for an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The guidance requires annual disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The annual disclosure requirement under this guidance is effective for our fiscal year ending June 30, 2010. The guidance does not change the accounting treatment for post-retirement benefit plans.

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

The demand for our products is generally affected by the profitability of our customers, which is driven by capacity and market supply for their products, as well as the willingness and ability of our customers to invest in new technologies. While semiconductor content in communication, data processing, consumer electronics, automotive and aerospace products continues to increase, the global economic weakness during the fiscal year ended June 30, 2009 adversely impacted our customers that operate in those industries and consequently impacted the demand for our products. However, over the past four quarters, the outlook for economic growth, end product demand for our customers’ products and factory utilization of our customers has improved, resulting in an increase in the demand for semiconductor capital equipment. As our customers accelerate capital investments, we have started to increase production volumes to support anticipated customer demand. However, we cannot predict the duration and sustainability of the improving business conditions. As we increase production volumes and make commitments to increase our capacity in anticipation of improved business conditions, we remain at risk of incurring inventory-related and other restructuring charges if the recent improved business conditions do not continue.

The following table sets forth some of the key quarterly unaudited financial information that we use to manage our business:

(In thousands, except net income (loss) per share)	Three months ended			Three months ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Total revenues	$478,299	$440,355	$342,687	$281,502	$309,612	$396,589	$532,513
Total costs and operating expenses	$387,020	$393,260	$327,737	$316,469	$381,893	$902,220	$497,575
Income (loss) from operations	$91,279	$47,095	$14,950	$(34,967)	$(72,281)	$(505,631)	$34,938
Net income (loss)	$57,016	$21,794	$20,405	$(25,576)	$(82,827)	$(434,254)	$19,289
Net income (loss) per share:
Basic (1)	$0.33	$0.13	$0.12	$(0.15)	$(0.49)	$(2.57)	$0.11
Diluted (1)	$0.33	$0.13	$0.12	$(0.15)	$(0.49)	$(2.57)	$0.11

(1)	Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

RESULTS OF OPERATIONS

Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	March 31, 2010	December 31, 2009	March 31, 2009	Q3 FY10 vs. Q2 FY10		Q3 FY10 vs. Q3 FY09
Revenues:
Product	$349,787	$314,946	$207,332	$34,841	11%	$142,455	69%
Service	$128,512	$125,409	$102,280	$3,103	2%	$26,232	26%

Total revenues	$478,299	$440,355	$309,612	$37,944	9%	$168,687	54%

Costs of revenues	$208,565	$207,286	$209,223	$1,279	1%	$(658)	0%
Stock-based compensation expense included in costs of revenues	$3,793	$3,325	$4,706	$468	14%	$(913)	-19%
Gross margin percentage	56%	53%	32%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2010	March 31, 2009	Q3 FY10 YTD vs. Q3 FY09 YTD
Revenues:
Product	$893,984	$885,900	$8,084	1%
Service	367,357	352,814	14,543	4%

Total revenues	$1,261,341	$1,238,714	$22,627	2%

Costs of revenues	$587,743	$700,203	$(112,460)	-16%
Gross margin percentage	53%	43%
Stock-based compensation expense included in costs of revenues	$10,406	$14,841	$(4,435)	-30%

Product revenues

Product revenues increased during the three months ended March 31, 2010 from the three months ended December 31, 2009 and March 31, 2009 as our customers accelerated their capital spending due to improved factory utilization and demand for their products, as well as increased demand from our customers for equipment to support their advanced technology development programs. These factors contributed to an increase in the number of tools that we sold during the three months ended March 31, 2010, as compared to the three months ended December 31, 2009 and March 31, 2009. The increase in tool sales over our prior quarter was primarily driven by an increase in our sales of metrology equipment. Compared to the three months ended March 31, 2009, our sales of both defect inspection and metrology equipment during the three months ended March 31, 2010 increased significantly. The slight increase in product revenues for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009, is primarily attributable to an increase in our sales of defect inspection equipment, partially offset by a decrease in our sales of metrology equipment between those two periods.

For the three and nine months ended March 31, 2010, two customers accounted for greater than 10% of total revenues. For the three months ended March 31, 2009, one customer accounted for greater than 10% of total revenues. For the nine months ended March 31, 2009, two customers accounted for greater than 10% of total revenues.

Service revenues

Service revenues are generated from maintenance service contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. The amount of service revenues generated is generally a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems. Service revenues increased in the three months ended March 31, 2010 compared to the three months ended December 31, 2009 and March 31, 2009 as a result of increased factory utilization by our customers and increased demand for our customers’ products.

Revenues by region

Revenues by region for the periods indicated were as follows:

(Dollar amounts in thousands)	Three months ended
	March 31, 2010		December 31, 2009		March 31, 2009
United States	$102,156	21%	$105,489	24%	$127,999	41%
Taiwan	176,329	37%	171,947	39%	18,664	6%
Japan	51,313	11%	56,140	13%	76,032	25%
Europe & Israel	28,886	6%	26,908	6%	29,148	9%
Korea	49,252	10%	19,437	4%	37,837	12%
Rest of Asia Pacific	70,363	15%	60,434	14%	19,932	7%

Total	$478,299	100%	$440,355	100%	$309,612	100%

A significant portion of our revenues continues to be generated in Asia, where a substantial portion of the world’s semiconductor manufacturing capacity is located, and we expect that will continue to be the case.

Gross margin

Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products. Our gross margin percentage increased to 56% during the three months ended March 31, 2010 from 53% during the three months ended December 31, 2009 primarily due to higher product and service revenues and increased manufacturing capacity utilization.

Our gross margin percentage increased to 56% during the three months ended March 31, 2010 from 32% during the three months ended March 31, 2009 primarily due to higher product and service revenues and increased manufacturing capacity utilization (which in aggregate contributed approximately ten percentage points of the difference in gross margin percentage) and lower inventory costs attributable to obsolescence (which also accounted for approximately ten percentage points of the difference). The remaining four percentage point increase was mainly due to lower intangible assets amortization expense and severance related charges, which each accounted for two percentage points of the difference.

Our gross margin percentage increased to 53% during the nine months ended March 31, 2010 from 43% during the corresponding period of fiscal year 2009 primarily due to lower inventory costs attributable to obsolescence (which contributed approximately six percentage points of the difference). The remaining four percentage point increase was mainly due to lower intangible assets amortization expense and severance related charges, which accounted for two percentage points and one percentage point of the difference, respectively.

Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	March 31, 2010	December 31, 2009	March 31, 2009	Q3 FY10 vs. Q2 FY10		Q3 FY10 vs. Q3 FY09
R&D expenses	$84,741	$83,301	$82,609	$1,440	2%	$2,132	3%
Stock-based compensation expense included in R&D expenses	$6,843	$6,667	$7,524	$176	3%	$(681)	-9%
R&D expenses as a percentage of total revenues	18%	19%	27%

	Nine months ended
(Dollar amounts in thousands)	March 31, 2010	March 31, 2009	Q3 FY10 YTD vs. Q3 FY09 YTD
R&D expenses	$246,251	$292,236	$(45,985)	-16%
Stock-based compensation expense included in R&D expenses	$20,113	$24,477	$(4,364)	-18%
R&D expenses as a percentage of total revenues	20%	24%

R&D expenses during the three months ended March 31, 2010 increased compared to the three months ended December 31, 2009. The increase is primarily attributable to increased employee-related expenses.

The following are expenses that were recorded in R&D expenses in the three months ended March 31, 2010 compared to the three months ended December 31, 2009:

•	$55.3 million for employee-related expenses, compared to $52.8 million during the three months ended December 31, 2009,

•	$6.8 million for outside services such as consulting and legal, compared to $6.3 million during the three months ended December 31, 2009, and

•	$4.5 million of benefit to R&D expense from external funding, compared to $1.8 million during the three months ended December 31, 2009.

The increase in R&D expenses during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is primarily due to increased employee-related expenses.

The following are expenses that were recorded in R&D expenses in the three months ended March 31, 2010 compared to the three months ended March 31, 2009:

•	$55.3 million for employee-related expenses, compared to $54.9 million during the three months ended March 31, 2009,

•	$12.7 million for engineering material costs, compared to $11.3 million in the three months ended March 31, 2009, and

•	$6.8 million for outside services such as consulting and legal, compared to $7.1 million during the three months ended March 31, 2009.

The decrease in R&D expenses during the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 was primarily due to reduced employee-related expenses, lower amortization of purchased intangibles, reduced engineering material costs and lower fees for outside service providers during the nine months ended March 31, 2010.

The following are expenses that were recorded in R&D expenses in the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009:

•	$155.7 million for employee-related expenses, compared to $179.4 million during the nine months ended March 31, 2009,

•	$36.0 million for engineering material costs, compared to $43.5 million in the nine months ended March 31, 2009,

•	$18.7 million for outside services such as consulting and legal, compared to $25.3 million during the nine months ended March 31, 2009, and

•

$2.7 million for amortization of purchased intangibles, compared to $12.7 million, which includes $8.6 million of expensed in-process R&D related to the MIE business unit, during the nine months ended March 31, 2009.

R&D expenses include the benefit of $4.5 million, $1.8 million and $6.1 million of external funding received during the three months ended March 31, 2010, December 31, 2009 and March 31, 2009, respectively, for certain strategic development programs from government grants.

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

Selling, General and Administrative (“SG&A”)

(Dollar amounts in thousands)	Three months ended
	March 31, 2010	December 31, 2009	March 31, 2009	Q3 FY10 vs. Q2 FY10		Q3 FY10 vs. Q3 FY09
SG&A expenses	$93,714	$102,673	$90,061	$(8,959)	-9%	$3,653	4%
Stock-based compensation expense included in SG&A expenses	$10,833	$10,863	$10,528	$(30)	0%	$304	3%
SG&A expenses as a percentage of total revenues	20%	23%	29%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2010	March 31, 2009	Q3 FY10 YTD vs. Q3 FY09 YTD
SG&A expenses	$274,023	$342,505	$(68,482)	-20%
Stock-based compensation expense included in SG&A expenses	$32,004	$40,125	$(8,122)	-20%
SG&A expenses as a percentage of total revenues	22%	28%

SG&A expenses during the three months ended March 31, 2010 were lower compared to the three months ended December 31, 2009 primarily due to lower charges related to facility usage and impairment as a result of the recent facilities consolidation efforts by our management.

The following are expenses that were recorded in SG&A expenses in the three months ended March 31, 2010 compared to the three months ended December 31, 2009:

•	$84.8 million for employee-related expenses, compared to $77.1 million in the three months ended December 31, 2009,

•	$18.3 million for facilities-related expenses, fixed asset depreciation and intangibles amortization expenses, compared to $27.4 million in the three months ended December 31, 2009,

•	$7.0 million for expenses primarily due to facility lease reserve, compared to $11.3 million for expenses related to building impairment recorded during the three months ended December 31, 2009, and

•	$5.4 million for expenses related to the shareholder litigation relating to our historical stock option practices, compared to $7.1 million recorded during the three months ended December 31, 2009.

SG&A expenses during the three months ended March 31, 2010 were higher compared to the three months ended March 31, 2009 primarily due to higher employee-related expenses, as well as higher building impairment charges.

The following are expenses that were recorded in SG&A expenses in the three months ended March 31, 2010 compared to the three months ended March 31, 2009:

•	$84.8 million for employee-related expenses, compared to $77.7 million in the three months ended March 31, 2009, and

•	$7.0 million for expenses primarily due to facility lease reserve, compared to $2.4 million for expenses related to building impairment recorded during the three months ended March 31, 2009.

SG&A expenses during the nine months ended March 31, 2010 were lower compared to the nine months ended March 31, 2009 primarily due to lower employee-related expenses as a result of a number of cost reduction activities that we undertook during the fiscal year ended June 30, 2009, as well as bad debt expense recorded in the nine months ended March 31, 2009.

The following are expenses that were recorded in SG&A expenses in the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009:

•	$228.5 million for employee-related expenses, compared to $272.4 million in the nine months ended March 31, 2009, and

•

No bad debt expense, compared to $23.9 million during the nine months ended March 31, 2009 for potential losses relating to heightened risk of non-payment of accounts receivable by customers facing financial difficulty.

Impairment of Goodwill and Purchased Intangible Assets

For the three months ended December 31, 2009, we performed our annual evaluation of goodwill by reporting unit and concluded that there was no impairment as of December 31, 2009. As of December 31, 2009, our assessment indicated that the fair value of our reporting units was substantially in excess of their estimated carrying values, and therefore goodwill in the reporting units was not impaired.

For the three months ended December 31, 2008, we performed our annual evaluation of goodwill by reporting unit, and concluded that, as of December 31, 2008, the carrying value of our Metrology reporting unit exceeded its estimated fair value. As a result of the global economic downturn, reductions to our revenue and operating forecasts and a significant reduction in our market capitalization, we determined that the goodwill related to our Metrology reporting unit was fully impaired. As a result, we recorded a goodwill impairment charge of $272.1 million during the three months ended December 31, 2008.

As a result of the aforementioned impairment indicators for the three months ended December 31, 2008 and in accordance with the authoritative guidance on impairment of long-lived assets, we performed an analysis utilizing discounted future cash flows related to the long-lived and intangible assets to determine the fair value of each of our asset groups. Based on the assessment, we recorded an intangible asset impairment charge of $162.8 million related to existing technology, patents, customer relationships and trademarks, as well as an additional $2.0 million impairment charge related to long-lived assets during the three months ended December 31, 2008.

Restructuring Charges

In March 2009, we announced a plan to further reduce our global workforce by approximately 10%, which followed our announcement in November 2008 of a global workforce reduction of approximately 15%. We have undertaken a number of cost reduction activities, including these workforce reductions, in an effort to lower our quarterly operating expense run rate. The program in the United States is accounted for in accordance with the authoritative guidance related to compensation for nonretirement post-employment benefits, whereas the programs in the international locations are accounted for in accordance with the authoritative guidance for contingencies. During the three months ended March 31, 2010, we recorded a $1.2 million net restructuring charge, of which $0.3 million was recorded to costs of revenues and $0.9 million was recorded to selling, general and administrative expense. This charge represents the estimated minimum liability associated with expected termination benefits to be provided to employees after employment.

The following table shows the activity primarily related to severance and benefits expense for the three and nine months ended March 31, 2010 and 2009:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Beginning balance	$4,578	$18,707	$8,086	$1,333
Restructuring costs	1,398	16,788	5,242	39,930
Adjustments	(202)	(222)	(887)	(1,555)
Cash payments	(5,038)	(13,024)	(11,705)	(17,459)

Ending balance	$736	$22,249	$736	$22,249

Substantially all of the remaining accrued restructuring balance as of March 31, 2010 related to our workforce reductions is expected to be paid out by the end of calendar year 2010.

Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	March 31, 2010	December 31, 2009	March 31, 2009
Interest income and other, net	$3,084	$4,463	$8,723
Interest expense	$14,092	$13,542	$13,609
Interest income and other, net as a percentage of total revenues	1%	1%	3%
Interest expense as a percentage of total revenues	3%	3%	4%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2010	March 31, 2009
Interest income and other, net	$28,846	$28,154
Interest expense	$41,091	$41,335
Interest income and other, net as a percentage of total revenues	2%	2%
Interest expense as a percentage of total revenues	3%	3%

Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as gains or losses recorded upon settlement of certain foreign currency contracts. The decrease in interest income and other, net during the three months ended March 31, 2010 compared to the three months ended December 31, 2009 was primarily attributable to an increase in foreign exchange loss due to revaluation of certain foreign currency denominated assets during the three months ended March 31, 2010. The decrease in interest income and other, net during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to $5.0 million foreign currency gain recorded in the three months ended March 31, 2009. Interest income and other, net remained relatively unchanged in the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009.

Interest expense, which is primarily attributable to fixed interest payments to holders of our senior notes, remained relatively unchanged in the three months ended March 31, 2010 compared to the three months ended December 31, 2009 and March 31, 2009, as well as in the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009.

Provision for Income Taxes

The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Income (loss) before income taxes	$80,271	$(77,167)	$141,079	$(556,155)
Provision for (benefit from) taxes	23,255	5,660	41,864	(58,363)
Effective tax rate	29.0%	(7.3%)	29.7%	10.5%

Tax expense was positively impacted during the three months and nine months ended March 31, 2010 by a non-taxable increase in the assets held within our Executive Deferred Savings Plan and a reduction of the gross unrecognized tax benefits from a lapsing of the statute of limitations based on authoritative tax guidance.

Tax expense was negatively impacted during the three months and nine months ended March 31, 2010 due to shortfalls from employee stock activity and the tax effect of inter-company dividends.

Windfall tax benefits arise when a company’s tax deduction for employee stock activity exceeds book compensation for the same activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes.

Tax expense was negatively impacted during the three months ended March 31, 2009 by the adoption of California budget legislation, signed on February 20, 2009, which will allow a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. The enactment of this legislation resulted in an expense to reduce non-current deferred tax assets.

Tax expense was negatively impacted during the nine months ended March 31, 2009 by the adoption of the California budget legislation described in the preceding paragraph, as well as a goodwill impairment charge related to certain business units recorded during the nine months ended March 31, 2009, which was non-deductible for tax purposes.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, non-deductible expenses incurred in connection with acquisitions, research and development credits as a percentage of aggregate pre-tax income, non-taxable or non-deductible increases or decreases in the assets held within our Executive Deferred Savings Plan, the tax effects of employee stock activity and the effectiveness of our tax planning strategies.

Cumulative shortfalls in excess of windfalls resulted in additional provision for income taxes of $3.1 million and $11.8 million for the three and nine months ended March 31, 2010, respectively. For the three months ending June 30, 2010, cumulative shortfalls may continue to exceed cumulative windfalls, and we may therefore report higher provision for income taxes as a result. Because we can not determine all of the factors that will enter into our income tax expense computation, we cannot currently estimate this impact on our tax rate for the three months ending June 30, 2010.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We have been notified of a pending United States federal income tax examination for the fiscal years ended June 30, 2007 through June 30, 2009, which represents all completed years for which the statute of limitation has not expired. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2005. We are also subject to examinations in major foreign jurisdictions, including Japan, Israel and Singapore, for all years beginning from the fiscal year ended June 30, 2004 and are currently under tax examinations in various other foreign tax jurisdictions. It is possible that certain examinations may be concluded in the next twelve months. We believe it is possible that we may recognize up to $9.6 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with various foreign tax authorities.

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	March 31, 2010	June 30, 2009
Cash and cash equivalents	$543,505	$524,967
Marketable securities	1,010,019	804,917

Total cash, cash equivalents and marketable securities	$1,553,524	$1,329,884

Percentage of total assets	41%	37%

	Nine months ended
(In thousands)	March 31, 2010	March 31, 2009
Cash flow:
Net cash provided by operating activities	$364,522	$122,246
Net cash used in investing activities	(228,940)	(277,812)
Net cash used in financing activities	(120,753)	(286,049)
Effect of exchange rate changes on cash and cash equivalents	3,709	(21,562)

Net increase/(decrease) in cash and cash equivalents	$18,538	$(463,177)

At March 31, 2010, our cash, cash equivalents and marketable securities totaled $1.6 billion, an increase of $224 million from June 30, 2009. We have historically financed our operations through cash generated from operations. Cash provided by operating activities was $365 million and $122 million for the nine months ended March 31, 2010 and 2009, respectively.

Cash provided by operating activities during the nine months ended March 31, 2010 increased compared to the nine months ended March 31, 2009 from $122 million to $365 million primarily as a result of the following key factors:

•

Lower operating expenses during the nine months ended March 31, 2010, reduced by $266 million as compared to the nine months ended March 31, 2009, resulting primarily from our recent cost cutting measures, and

•

No material cash payments in the settlement of litigation during the nine months ended March 31, 2010, as compared to a cash payment of $65 million during the nine months ended March 31, 2009 in connection with the settlement of the shareholder class action litigation related to our historical stock option practices, offset by

•	Decrease in cash collections by approximately $91 million during the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009, due to lower account receivable balances.

Cash used in investing activities during the nine months ended March 31, 2010 declined compared to the nine months ended March 31, 2009 from $278 million to $229 million primarily as a result of the following key factors:

•	Decrease of $140 million in acquisitions, primarily driven by the acquisition of the MIE business unit during the nine months ended March 31, 2009, offset by

•	Decrease in cash collections by approximately $16 million from sale of assets, and

•	Increase in the use of cash for purchases of available-for-sale and trading securities, net of sales and maturities, of approximately $71 million.

Cash used in financing activities during the nine months ended March 31, 2010 declined compared to the nine months ended March 31, 2009 from $286 million to $121 million as a result of lower common stock repurchases. We repurchased $55 million of our common stock during the nine months ended March 31, 2010, as compared to $227 million in stock repurchases during the nine months ended March 31, 2009.

During the three months ended March 31, 2010, our Board of Directors declared a dividend of $0.15 per share of our outstanding common stock, which was paid on March 1, 2010 to our stockholders of record as of February 16, 2010. During the same period in fiscal year 2009, our Board of Directors also declared and paid a quarterly cash dividend of $0.15 per share. The total amount of dividends paid during the three months ended March 31, 2010 and 2009 was $25.7 million and $25.5 million, respectively. The total amount of dividends paid during the nine months ended March 31, 2010 and 2009 was $77.0 million and $76.7 million, respectively.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of March 31, 2010:

	Fiscal year ending June 30,
(In thousands)	Total	2010(2)	2011	2012	2013	2014	Thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$—	$750,000	—
Interest expense associated with long-term debt obligations	431,250	25,875	51,750	51,750	51,750	51,750	198,375	—
Purchase commitments	199,527	134,138	62,568	1,522	583	534	182	—
Non-current income tax payable(3)	46,323	—	—	—	—	—	—	46,323
Operating leases	28,358	2,474	7,981	5,294	3,632	2,564	6,413	—

	Fiscal year ending June 30,
(In thousands)	Total	2010(2)	2011	2012	2013	2014	Thereafter	Other
Pension obligations	16,622	315	1,549	1,489	1,455	1,765	10,049	—

Total contractual cash obligations	$1,472,080	$162,802	$123,848	$60,055	$57,420	$56,613	$965,019	$46,323

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.
(2)	Remaining 3 months.
(3)	Represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, from time to time we will discount, without recourse, Letters of Credit (“LCs”) received from customers in payment of goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three and nine months ended March 31, 2010 and 2009:

	Three months ended		Nine months ended
(In thousands)	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Receivables sold under factoring agreements	$16,968	$50,143	$86,987	$208,782
Proceeds from sales of LCs	$13,384	$—	$23,891	$10,666
Discounting fees paid on sales of LCs (1)	$26	$—	$149	$44

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

We maintain guarantee arrangements of $16.7 million in various locations to fund customs guarantees for VAT and LC needs of our subsidiaries in Europe and Asia. Approximately $11.9 million was outstanding under these arrangements as of March 31, 2010.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $199.5 million as of March 31, 2010 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

Working capital increased to $2.0 billion as of March 31, 2010, compared to $1.9 billion as of June 30, 2009. As of March 31, 2010, our principal sources of liquidity consisted of $1.6 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

Our investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa. In February 2008, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that we held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. Prior to June 30, 2009, a total of $7.6 million of the auction rate securities were called at par value by the issuer (therefore, no losses were recognized on these securities). During the three and nine months ended March 31, 2010, an additional $4.0 million and $12.2 million, respectively, of the auction rate securities were called at par value by the issuer. The fair value of our auction rate securities at March 31, 2010 was $26.1 million, which is included in marketable securities under current assets.

By letter dated August 8, 2008, we received notification from UBS AG (“UBS”), in connection with a settlement entered into between UBS and certain regulatory agencies, offering to repurchase all of our auction rate security holdings at par value. We formally accepted the settlement offer and entered into a repurchase agreement (“Agreement”) with UBS on November 11, 2008 (“Acceptance Date”). By accepting the Agreement, we (1) received the right (“Put Option”) to sell our auction rate securities at par value to UBS between June 30, 2010 and June 30, 2012 and (2) gave UBS the right to purchase the auction rate securities from us any time after the Acceptance Date as long as we receive the par value. Our intention is to exercise our right with UBS to sell these auction rate securities at par value at the earliest date possible, which is June 30, 2010. However, if the Put Option is not exercised before June 30, 2012, it will expire and UBS will have no further rights or obligation to buy the auction rate securities.

The Agreement covers $28.4 million par value (fair value of $26.1 million) of the auction rate securities held by us as of March 31, 2010. We are accounting for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option during the three months ended March 31, 2010. The fair value of the Put Option was $2.3 million and $2.4 million as of March 31, 2010 and June 30, 2009, respectively.

During the three months ended December 31, 2008, we made an election pursuant to the authoritative guidance for debt and equity investments to transfer these auction rate securities from available-for-sale to trading securities. The transfer to trading securities reflects our intent to exercise the Put Option during the period June 30, 2010 to June 30, 2012. During the three months ended March 31, 2010, we recognized an increase in the fair value of the auction rate securities of $0.7 million, which is included in interest income and other, net. There was no change in the fair value of the auction rate securities during the nine months ended March 31, 2010.

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

In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. We are in compliance with all of our covenants as at March 31, 2010.

Our credit ratings and outlooks as of April 15, 2010 are summarized below.

Rating Agency	Rating	Outlook
Fitch	BBB	Stable
Moody’s	Baa1	Stable
Standard & Poor’s	BBB	Negative

Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy.

Off-Balance Sheet Arrangements

Under our foreign currency risk management strategy, we utilize derivative instruments to protect our interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months. The outstanding hedge contracts, with maximum maturity of 18 months, were as follows:

(In thousands)	As of March 31, 2010	As of June 30, 2009
Cash flow hedge contracts
Purchase	$10,384	$—
Sell	(32,434)	(36,938)
Other foreign currency hedge contracts
Purchase	102,481	73,914
Sell	(56,447)	(106,080)

Net	$23,984	$(69,104)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 31, 2010. Actual results may differ materially.

As of March 31, 2010, we had an investment portfolio of fixed income securities of approximately $1,010.0 million, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2010, the fair value of the portfolio would have declined by $1.3 million.

As of March 31, 2010, we had net forward contracts to purchase $24.0 million in foreign currency in order to hedge currency exposures (see Note 16, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a detailed description). If we had entered into these contracts on March 31, 2010, the U.S. dollar equivalent would have been $23.8 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $17.1 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on our net income or cash flows.

See Note 4, “Marketable Securities,” to the condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio and the liquidity of certain auction rate securities that we held at March 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (“Disclosure Controls”) as of the end of the period covered by this Quarterly Report on Form 10-Q (this “Report”) required by Exchange Act Rules 13a-15(b) or 15d-15(b). The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO have concluded that as of the end of the period covered by this Report the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. The cyclical nature of the primary industry in which we operate is largely a function of our customers’ capital spending patterns and need for expanded manufacturing capacity, which in turn are affected by factors such as capacity utilization, consumer demand for products, inventory levels and our customers’ access to capital. This cyclicality affects our ability to accurately predict future revenue and, in some cases, future expense levels. In the current environment, our ability to accurately predict our future operating results is particularly limited. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in, or cancellation or delay of, orders (which are generally subject to cancellation or delay by the customer with limited or no penalty) but also a weakening of their financial condition that could impair their ability to pay for our products or our ability to recognize revenue from certain customers. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During periods of declining revenues, as was experienced during fiscal year 2009, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, or if our attempts to respond fail to accomplish our intended results, then our business could be seriously harmed. Furthermore, any workforce reductions and cost reduction actions that we adopt in response to down cycles may result in additional restructuring charges, disruptions in our operations and loss of key personnel. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

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

The markets for semiconductors, and therefore our business, are ultimately driven by the global demand for electronic devices by consumers and businesses. Economic uncertainty frequently leads to reduced consumer and business spending, which, in the recent economic slowdown, caused our customers to decrease, cancel or delay their equipment and service orders from us. In addition, the tightening of credit markets and concerns regarding the availability of credit that accompanied that slowdown made it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Reduced demand, combined with delays in our customers’ ability to obtain financing (or the unavailability of such financing), has in recent periods adversely affected our product and service sales and revenues and therefore has harmed our business and operating results, and our operating results and financial condition may again be adversely impacted if economic conditions decline from their current levels.

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

Our customer base, particularly in the semiconductor industry, historically has been, and is becoming increasingly, highly concentrated. In this environment, orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. Furthermore, because our products are configured to customer specifications, any changes, delays or cancellations of orders may result in significant, non-recoverable costs. As a result of the consolidation within our customer base, the customers that survive that consolidation represent a greater portion of our sales. Those surviving customers may have more aggressive policies regarding engaging alternative, second-source suppliers for the products we serve and, in addition, may seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. Any of these changes could negatively impact our prices, customer orders, revenues and gross margins. Also, certain customers have undergone significant ownership changes, experienced management changes or have outsourced manufacturing activities, any of which may result in additional complexities in managing customer relationships and transactions. As a result of the recent challenging economic environment, we have been exposed to additional risks related to the continued financial viability of certain of our customers. To the extent our customers experience liquidity issues, we may be required to incur additional bad debt expense with respect to receivables owed to us by those customers. In addition, customers with liquidity issues may be forced to discontinue operations or may be acquired by one of our customers, and in either case such event would have the effect of further consolidating our customer base. Any of these factors could have a material adverse effect on our business, financial condition and operating results.

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

Success in the semiconductor equipment industry depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions. For example, the size of semiconductor devices continues to shrink, and the industry is currently transitioning to the use of new materials and innovative fab processes. While we expect these trends will increase our customers’ reliance on diagnostic products such as ours, we cannot be sure that these trends will directly improve our business. These and other evolving customer needs require us to respond with continued development programs and to cut back or discontinue older programs, which may no longer have industry-wide support. Technical innovations are inherently complex and require long development cycles and appropriate staffing of highly qualified employees. Our competitive advantage and future business success depend on our ability to accurately predict evolving industry standards, to develop and introduce new products that successfully address changing customer needs, to win market acceptance of these new products and to manufacture these new products in a timely and cost-effective manner.

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

We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. We seek to minimize the risk of production and service interruptions and/or shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk during economic downturns, that would affect their ability to deliver parts and could result in delays for our products. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements, or if we are only able to do so on unfavorable terms.

Disruption of our manufacturing facilities or other operations, or in the operations of our customers, due to earthquake, flood, other natural catastrophic events, health epidemics or terrorism could result in cancellation of orders, delays in deliveries or other business activities, or loss of customers and could seriously harm our business.

We have significant manufacturing operations in the United States, with additional operations in Israel, Singapore, Belgium, Germany and China. In addition, our business is international in nature, with our sales, service and administrative personnel and our customers located in numerous countries throughout the world. Operations at our manufacturing facilities and our assembly subcontractors, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, health epidemics, fire, earthquake, volcanic eruptions, energy shortages, flooding or other natural disasters. Such disruption could cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, or the installation and acceptance of our products at customer sites. We cannot ensure that alternate means of conducting our operations (whether through alternate production capacity or service providers or otherwise) would be available if a major disruption were to occur or that, if such alternate means were available, they could be obtained on favorable terms.

As part of our cost-cutting actions, we have consolidated several operating facilities. Our California operations are now primarily centralized in our Milpitas facility. The consolidation of our California operations into a single campus could further concentrate the risks related to any of the disruptive events described in the preceding paragraph, such as acts of war or terrorism, earthquakes, fires or other natural disasters, if any such event were to impact our Milpitas facility.

We outsource a number of services to third-party service providers, which decreases our control over the performance of these functions. Disruptions or delays at our third-party service providers could adversely impact our operations.

We outsource a number of services, including our transportation and logistics management of spare parts and certain accounting functions, to domestic and overseas third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, on our ability to quickly respond to changing market conditions, or on our ability to ensure compliance with all applicable domestic and foreign laws and regulations. Disruptions or delays at our third-party service providers due to events such as regional economic, business, environmental or political events, information technology system failures or military actions could adversely impact our operations and our ability to ship products, manage our product inventory or record and report financial and management information on a timely and accurate basis.

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

If we fail to operate our business in accordance with our business plan, our operating results, business and stock price may be significantly and adversely impacted.

We attempt to operate our business in accordance with a business plan that is established annually, revised frequently (generally quarterly), and reviewed by management even more frequently (at least monthly). Our business plan is developed based on a number of factors, many of which require estimates and assumptions, such as our expectations of the economic environment, future business levels, our customers’ willingness and ability to place orders, lead-times, and future revenue and cash flow. Our budgeted operating expenses, for example, are based in part on our future revenue expectations. However, our ability to achieve our anticipated revenue levels is a function of numerous factors, including the volatile and cyclical nature of our industry, customer order cancellations, macroeconomic changes, operational matters regarding particular agreements, our ability to manage customer deliveries and resources for the installation and acceptance of our products (for products where customer acceptance is required before we can recognize revenue from such sales), our ability to manage delays or accelerations by customers in taking deliveries and the acceptance of our products (for products where customer acceptance is required before we can recognize revenue from such sales), our ability to operate our business and sales processes effectively, and a number of the other risk factors set forth in this Item 1A.

Because our expenses are in most cases relatively fixed in the short term, any revenue shortfall below expectations could have an immediate and significant adverse effect on our operating results. Similarly, if we fail to manage our expenses effectively or otherwise fail to maintain rigorous cost controls, we could experience greater than anticipated expenses during an operating period, which would also negatively affect our results of operations. If we fail to operate our business consistent with our business plan, our operating results in any period may be significantly and adversely impacted. Such an outcome could cause customers, suppliers or investors to view us as less stable, or could cause us to fail to meet financial analysts’ revenue or earnings estimates, any of which could have a material adverse impact on our business, financial condition or stock price.

Acquisitions are an important element of our strategy but, because of the uncertainties involved, we may not find suitable acquisition candidates and we may not be able to successfully integrate and manage acquired businesses. We are also exposed to risks in connection with strategic alliances into which we may enter.

In addition to our efforts to develop new technologies from internal sources, part of our growth strategy is to pursue acquisitions and acquire new technologies from external sources. As part of this effort, we may make acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. There can be no assurance that we will find suitable acquisition candidates or that acquisitions we complete will be successful. In addition, we may use equity to finance future acquisitions, which would increase our number of shares outstanding and be dilutive to current stockholders.

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

The threat of terrorism targeted at the regions of the world in which we do business increases the uncertainty in our markets. Any act of terrorism which affects the economy or the semiconductor industry could adversely affect our business. Increased international political instability in various parts of the world, disruption in air transportation and further enhanced security measures as a result of terrorist attacks may hinder our ability to do business and may increase our costs of operations. Such continuing instability could cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. This same instability could have the same effects on our suppliers and their ability to timely deliver their products. If international political instability continues or increases, our business and results of operations could be harmed. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions; changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform, such as the recent proposal by President Obama’s Administration, if enacted); changes in generally accepted accounting principles; and the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. A change in our effective tax rate can adversely impact our results from operations.

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

As of March 31, 2010, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

In August 2008, UBS AG (“UBS”) entered into a settlement in principle with the SEC and various state regulatory agencies to restore liquidity to all clients holding auction rate securities. Per the settlement, UBS has agreed to offer certain clients the option to redeem all of their auction rate securities at par, no loss, from UBS between June 30, 2010 and June 30, 2012, and we formally accepted this offer and entered into a repurchase agreement with UBS on November 11, 2008. However, UBS has expressly disclaimed any assurance that it will have enough financial resources necessary to perform its obligations under the agreement. If we elect to retain our auction rate securities in reliance upon that offer, with the intent of participating in the offer, but UBS is unable to satisfy its obligations under the offer at the applicable time, we may be required to sell the auction rate securities at that time at a significant loss or hold the auction rate securities until they may be sold, which could have an adverse impact upon our operating results and financial condition.

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

During the fiscal year ended June 30, 2009, we recorded material restructuring charges of $38.7 million related to our global workforce reduction, large excess inventory write-offs of $85.6 million, and material impairment charges of $446.7 million related to our goodwill and purchased intangible assets. If we were to encounter challenging economic conditions once again, we may implement additional cost reduction actions, which would require us to take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write off additional inventory if our product build plans or usage of service inventory decline, and such additional write-offs could constitute material charges.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of stock repurchases for the three months ended March 31, 2010: (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2010 to January 31, 2010	—	$—	9,831,000
February 1, 2010 to February 28, 2010	770,000	$29.48	9,061,000
March 1, 2010 to March 31, 2010	1,220,000	$29.96	7,841,000

Total	1,990,000	$29.78

(1)	In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase up to 17.8 million shares of its common stock in the open market. This plan was put into place to reduce the dilution from our employee benefit and incentive plans, such as our stock option and employee stock purchase plans, and to return excess cash to our stockholders. The Board of Directors has authorized the Company to repurchase additional shares of its common stock under the repurchase program in February 2005 (up to 10.0 million shares), February 2007 (up to 10.0 million shares), August 2007 (up to 10.0 million shares) and June 2008 (up to 15.0 million shares), in each case in addition to the originally authorized 17.8 million shares described in the first sentence of this footnote.
(2)	All shares were purchased pursuant to the publicly announced repurchase programs described in footnote 1 above.

(3)	The stock repurchase programs have no expiration date. Future repurchases of the Company’s common stock under the Company’s repurchase programs may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

April 29, 2010	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

April 29, 2010	/s/ MARK P. DENTINGER
(Date)	Mark P. Dentinger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 29, 2010	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
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