Form 10-K
period 2010-06-30
KLA TENCOR CORP
filed 2010-08-06
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File No. 000-09992

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as of December 31, 2009, was $6.2 billion. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 167,831,465 shares of common stock outstanding as of July 22, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on November 3, 2010 (“Proxy Statement”), and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended June 30, 2010, are incorporated by reference into Part III of this report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations; the percentage of spending that our customers allocate to process control; orders for our products and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; the future impact or outcome of litigation or government investigations or audits; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; the future of our product shipments and our product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; the future cost savings to be realized from our recent cost reduction efforts; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; dividends; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” in this Annual Report on Form 10-K, as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in the fiscal year ending June 30, 2011. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation to update the forward-looking statements in this report after the date hereof.

ii

PART I

ITEM 1.	BUSINESS

The Company

KLA-Tencor Corporation™ (“KLA-Tencor” or the “Company” and also referred to as “we” or “our”) is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Our products are also used in a number of other industries, including the high brightness light emitting diode (“HBLED”), data storage and photovoltaic industries, as well as general materials research.

Within our primary area of focus, our comprehensive portfolio of products, services, software and expertise helps integrated circuit (“IC” or “chip”) manufacturers manage yield throughout the entire semiconductor fabrication process—from research and development to final volume production. These products and solutions are designed to help customers accelerate their development and production ramp cycles, to achieve higher and more stable semiconductor die yields, and to improve overall profitability.

KLA-Tencor’s products and services are used by the vast majority of wafer, IC, reticle and disk manufacturers in the world. These customers turn to us for inline wafer and IC defect monitoring, review and classification; reticle defect inspection and metrology; packaging and interconnect inspection; critical dimension (“CD”) metrology; pattern overlay metrology; film thickness, surface topography and composition measurements; measurement of in-chamber process conditions, wafer shape and stress metrology; computational lithography tools; and overall yield and fab-wide data management and analysis systems. Our advanced products, coupled with our unique yield management services, allow us to deliver the solutions our customers need to accelerate their yield learning rates and significantly reduce their risks and costs.

Certain industry and technical terms used in this section are defined in the subsection entitled “Glossary” found at the end of this Item 1.

KLA-Tencor Corporation was formed in April 1997 through the merger of KLA Instruments Corporation™ and Tencor Instruments™, two long-time leaders in the semiconductor equipment industry that had originally begun operations in 1975 and 1976, respectively.

Additional information about KLA-Tencor is available on our Web site at www.kla-tencor.com. We make available free of charge on our Web site our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission (“SEC”). Information contained on our Web site is not part of this Annual Report on Form 10-K or our other filings with the SEC. Additionally, these filings may be obtained through the SEC’s Web site (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically. Documents that are not available through the SEC’s Web site may also be obtained by mailing a request to the U.S. Securities and Exchange Commission, Office of FOIA/PA Operations, 100 F Street N.E., Washington, DC 20549-2736, by submitting an online request form at the SEC’s Web site or by sending a fax to the SEC at 1-202-772-9337.

Industry

General Background

The semiconductor industry is KLA-Tencor’s core focus. The semiconductor fabrication process begins with a bare silicon wafer—a round disk that is six, eight or twelve inches in diameter, about as thick as a credit card and gray in color. The process of manufacturing wafers is itself highly sophisticated, involving the creation of large ingots of silicon by pulling them out of a vat of molten silicon. The ingots are then sliced into wafers and polished to a mirror finish.

The manufacturing cycle of an IC is grouped into three phases: design, fabrication and testing. IC design involves the architectural layout of the circuit, as well as design verification and reticle generation. The fabrication of a chip is accomplished by depositing a series of film layers that act as conductors, semiconductors or insulators on bare wafers. The deposition of these film layers is interspersed with numerous other process steps that create circuit patterns, remove portions of the film layers, and perform other functions such as heat treatment, measurement and inspection. Most advanced chip designs require hundreds of individual steps, many of which are performed multiple times. Most chips consist of two main structures: the lower structure, typically consisting of transistors or capacitors which perform the “smart” functions of the chip; and the upper “interconnect” structure, typically consisting of circuitry which connects the components in the lower structure. When all of the layers on the wafer have been fabricated, each chip on the wafer is tested for functionality. The wafer is then cut into individual devices, and those chips that passed functional testing are packaged. Final testing is performed on all packaged chips.

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

While many of these technologies have been adopted at the development and pilot production stages of chip manufacturing, significant challenges and risks associated with each technology have affected their adoption into full-volume production. For example, as design rules decrease, yields become more sensitive to the size and density of defects, while device performance characteristics (namely speed, capacity or power management) become more sensitive to such parameters as linewidth and film thickness variation. New process materials, such as high-k dielectrics, silicon-on-insulator (“SOI”) wafers and immersion lithography-capable photoresists, require extensive characterization before they can be used in the manufacturing process. Moving several of these advanced technologies into production at once only adds to the risks that chipmakers face.

The continuing evolution of semiconductor devices to smaller geometries and more complex multi-level circuitry has significantly increased the performance and cost requirements of the capital equipment used to manufacture these devices. Construction of an advanced wafer fabrication facility today can cost over $5 billion, substantially more than previous generation facilities. In addition, chipmakers are demanding increased productivity and higher returns from their manufacturing equipment and are also seeking ways to extend the performance of their existing equipment.

By developing new process control and yield management tools that help chipmakers accelerate the adoption of these new technologies into volume production, we enable our customers to better leverage these increasingly expensive facilities and significantly improve their return on investment (“ROI”). Once customers’ production lines are operating at high volume, our tools help ensure that yields are stable and process excursions are identified for quick resolution. In addition, the move to each new generation’s smaller design rules, coupled with new materials and device innovation, has increased in-process variability, which requires an increase in inspection and metrology sampling.

KLA-Tencor systems not only analyze defectivity and metrology issues at critical points in the wafer, reticle and IC manufacturing processes, but also provide information to our customers so that they can identify and address the underlying process problems. The ability to locate the source of defects and resolve the underlying process issues enables our customers to improve control over their manufacturing processes. This helps them increase their yield of high-performance parts and deliver their products to market ahead of their competitors—thus maximizing their profit. With our broad portfolio of application-focused technologies and our dedicated yield technology expertise, we are in position to be a key supplier of comprehensive yield management solutions for customers’ next-generation products, including those required for the 32nm chip generation and beyond.

Products

KLA-Tencor is engaged primarily in the design, manufacture and marketing of process control and yield management solutions for the semiconductor and related nanoelectronics industries.

KLA-Tencor’s offerings can be broadly categorized into the following groups: Chip Manufacturing, Wafer Manufacturing, Reticle Manufacturing, Complementary Metal-Oxide-Semiconductor (CMOS) Image Sensors Manufacturing, Data Storage Media/Head Manufacturing, Solar Manufacturing, HBLED Manufacturing and Other Technologies, Microelectromechanical Systems (MEMS) Manufacturing, and General Purpose/Lab Applications. We also provide refurbished KLA-Tencor Certified™ tools for our customers manufacturing larger design-rule devices, as well as comprehensive service and support for our products.

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

Front-End Defect Inspection

KLA-Tencor’s front-end defect inspection tools cover a broad range of yield applications within the IC manufacturing environment, including research and development, incoming wafer qualification, reticle qualification, and tool, process and line monitoring. Patterned and unpatterned wafer inspectors find particles, pattern defects and electrical issues on the front surface, back surface and edge of the wafer, allowing engineers to detect and monitor critical yield excursions. Fabs rely on our high sensitivity reticle inspection systems to identify defects in reticles at an early stage, to prevent reticle defects from printing on production wafers. The defect data generated by our inspectors is compiled and reduced to relevant root-cause and yield-analysis information with our suite of data management tools. By implementing our front-end defect inspection and analysis systems, chipmakers are able to take quick corrective action, resulting in faster yield improvement and better time to market.

In fiscal year 2010, we launched two families of front-end defect inspection products that help accelerate yield for 32nm design node devices. Our 2830 Series broadband wafer inspection platform uses a high-power plasma light source to illuminate defect types whose size or location previously made them very difficult to consistently detect. In addition, the Puma™ 9500 Series narrowband wafer inspection platform incorporates new optics and image acquisition technology that improve the tool’s resolution and speed compared to its predecessor.

The products that we launched during fiscal year 2010 further strengthened our broad range of offerings that support the front-end defect inspection market. In the field of patterned wafer inspection, for example, we offer our 2367, 2810 Series, 2820 Series and 2830 Series systems (for broadband optical defect inspection); our Puma 9100 Series and 9500 Series systems (for narrowband optical defect inspection); and our eS35 system (for e-beam defect inspection). In the field of unpatterned wafer and surface inspection, our primary offering is our Surfscan® SP Series (a series of wafer defect inspection systems for process tool qualification and monitoring using blanket films and bare wafers), to which our SURFmonitorTM module may be added to enable capture of low-contrast defects. For reticle inspection, we offer our TeraFabTM products, which are photomask inspection systems that allow IC fabs to qualify incoming reticles and inspect production reticles for contaminants. In addition, we offer a number of other products for the front-end defect inspection market, as reflected in the product table at the conclusion of this “Products” section.

Back-End Defect Inspection

KLA-Tencor offers a series of standalone inspection systems for various applications in the field of semiconductor packaging (i.e., at the back-end of the semiconductor manufacturing process). Our Component Inspector (“CI”) products inspect various semiconductor components that are handled in a tray, such as microprocessors or memory chips. Component inspection capability includes 3D coplanarity inspection, measurement of the evenness of the contacts, and 2D surface inspection. Our Wafer Inspector (“WI”) products inspect either undiced wafers or diced wafers mounted on film frame carriers. They inspect the surface quality of the wafers, the quality of the wafer cutting or wafer bumps.

Defect Review

KLA-Tencor’s defect review systems capture high resolution images of the defects detected by inspection tools. These images enable defect classification, helping chipmakers to identify and resolve yield issues. Our complete line of defect review and classification tools spans optical and electron-beam technologies, from bench-top research systems to production-worthy tools having full factory automation. KLA-Tencor’s suite of defect inspectors, defect review and classification tools and data management systems form a broad solution for finding, identifying and tracking yield-critical defects and process issues.

In July 2009 we introduced the eDRTM-5210, an e-beam review and classification system that features second-generation electromagnetic-field immersion technology, engineered to deliver very high quality images and, consequently, accurate defect classification results.

Metrology

KLA-Tencor’s array of metrology solutions addresses integrated circuit, substrate, photovoltaic solar cell and medical device manufacturing, as well as scientific research and other applications. Precise metrology and control of pattern dimensions, film thicknesses, layer-to-layer alignment, pattern placement, surface topography and electro-optical properties are growing in importance in many industries as critical dimensions narrow, film thicknesses shrink to countable numbers of atomic layers and devices become more complex. In June 2010, we announced the Archer® 300 LCM overlay metrology system. With smaller device CDs and the advent of innovative patterning technologies, tolerances for proper alignment of successive patterned layers have become more stringent. The new overlay metrology system has increased precision and introduces the capability for overlay control at the sub-die level in order to meet industry requirements.

In-Situ Process Monitoring

KLA-Tencor’s SensArray® SensorWafers series provides a unique way, not available from conventional equipment monitors, to capture the effect of the process environment on production wafers. Measurements, such as temperature and radio frequency voltage, are used by both chipmakers and process equipment manufacturers to visualize, diagnose and control their processes and process tools. SensArray products are used in many semiconductor and flat panel display fabrication processes, including lithography, etch and deposition.

Lithography Modeling

KLA-Tencor’s PROLITH™ product line provides researchers at advanced IC manufacturers, lithography hardware suppliers, track companies and material providers with virtual lithography software to explore critical-feature designs, manufacturability and process-limited yield of proposed lithographic technologies without the time and expense of printing hundreds of test wafers using experimental materials and prototype process equipment.

In February 2010, we launched PROLITH X3.1, which enables researchers at leading-edge chipmakers, consortia and equipment makers to quickly and cost-effectively troubleshoot challenging issues in EUV and double patterning lithography (DPL) processes.

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

Reticle Manufacturing

Error-free reticles, or masks, are the first step in achieving high semiconductor device yields, since reticle defects can be replicated on production wafers. KLA-Tencor offers high sensitivity reticle inspection and metrology systems for mask shops, designed to help them manufacture reticles that are free of any relevant defects and meet mask metrology requirements. The reticle inspection systems use optical imaging and multiple inspection modes to find numerous types of reticle defects prior to printing on the wafer. The metrology systems enable quality reticle manufacturing by providing outstanding precision for reticle pattern placement and accurate measurement of reticles’ critical dimensions.

In September 2009, we launched a new reticle inspection platform for mask shop applications, the TeronTM 600 Series. Addressing a major transition in mask design below the 32nm node, our Teron 600 Series introduces programmable scanner-illumination capability and improved sensitivity and computational lithography power over its predecessor. These advances are necessary to enable development and manufacturing of the innovative reticles used at sub-32nm nodes.

The new Teron 600 Series adds to our existing reticle inspection portfolio, which includes our TeraScanTM XR system (for mask shop production of reticles for the 32nm node and above) and our TeraFab products.

CMOS Image Sensors Manufacturing

Image sensors are devices that convert light into electrical signal, for use primarily in cameras. As yield-limiting defects can occur at any step in the assembly process, inspecting the filter or micro-lens layers can help reduce materials waste and cycle time.

In October 2009, we launched the 8900 defect inspection system, a new tool for the CMOS Image Sensor market. The 8900 is designed to enable capture of a wide variety of defect types, with adjustable sensitivity and throughput settings for cost-effective defect management from initial product development through volume production of color filter arrays.

Data Storage Media/Head Manufacturing

Growth in data storage is being driven by a wave of innovative consumer electronics with small form factors and immense storage capacities, as well as an increasing need for high-volume storage options to back up new methods of remote computing and networking (such as cloud computing). Our process control and yield management solutions are designed to enable customers to rapidly understand and resolve complex manufacturing problems, which can help improve time to market and product yields. In the front-end and back-end of thin-film head wafer manufacturing, we offer the same process control equipment that we serve to the semiconductor industry. In addition, we offer an extensive range of test equipment and surface profilers with particular strength in photolithography and magnetics control. In substrate and media manufacturing, we offer metrology and defect inspection solutions with KLA-Tencor’s optical surface analyzers and magneto-optical mappers.

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

KLA-Tencor’s ICOS® PVI inspection modules are designed for high speed, automated, optical in-line inspection of both the front and backside of monocrystalline and polycrystalline solar wafers and cells, as well as optical classification of solar cells at the final stage of the production flow. The P-6TM surface profiling system provides stylus profiling and analysis of surface topography for issues such as roughness, film stress and curvature for solar cell samples up to 150mm.

HBLED Manufacturing and Other Technologies

HBLEDs are becoming more commonly used in solid-state lighting, television and notebook backlighting, and automotive applications. As HBLED device makers target aggressive cost and performance targets, they place significant emphasis on improved process control and yield during the manufacturing process.

In December 2009, we launched the ICOS WI-2250 wafer inspector, which allows defect inspection of patterned whole and diced wafers up to 200mm, with macro inspection sensitivity in the pre- and post-dice inspection (i.e., front- and back-end) of HBLED and MEMS products.

In addition, Candela® technology is used by industry leaders in HBLED, single-crystalline thin film, silicon carbide and semiconductor industries to monitor production lines, identify mission critical defects of interest, and create process-specific recipes to detect and classify killer defects (including pits, cracks and stains from epi and substrate processes that impact yield and field reliability) while ignoring nuisance defects. Our Candela Optical Surface Analyzer inspection technology is being used by leaders in the HBLED manufacturing industry to optimize epi productivity through improved process control.

MEMS Manufacturing

The increasing demand for MEMS technology is coming from diverse industries such as automotive, space and consumer electronics. MEMS have the potential to revolutionize nearly every product category by bringing together silicon-based microelectronics with micromachining technology, making possible the realization of complete systems-on-a-chip. KLA-Tencor offers the tools and techniques, first developed for the integrated circuit industry, for this emerging market.

General Purpose/Lab Applications

A range of industries, including general scientific and materials research and optoelectronics require measurements of surface topography to either control their processes or research new material characteristics. Typical measurement parameters that our tools address include flatness, roughness, curvature, peak-to-valley, asperity, waviness, texture, volume, sphericity, slope, density, stress, bearing ratio and distance (mainly in the micron to nanometer range).

K-T CertifiedTM

K-T Certified is our certified refurbished tools program that delivers fully refurbished and tested tools to our customers with guaranteed performance. In addition to high-quality pre-owned 300mm and <200mm tools for the integrated circuit, reticle, substrate, MEMS and data storage markets, K-T Certified also offers system software and hardware performance upgrades to extend the capabilities of existing equipment. When a customer needs to move to the next manufacturing node, K-T Certified can help maximize existing assets through its repurchase, trade-in and redeployment services.

K-T ServicesTM

Our K-T Services program enables our customers in all business sectors to maintain the high performance and productivity of our products through a flexible portfolio of services. Whether a manufacturing site is producing integrated circuits, wafers or reticles, K-T Services delivers yield management expertise spanning advanced technology nodes, including collaboration with customers to determine the best products and services to meet technology requirements and optimize cost of ownership. Our comprehensive services include: proactive management of tools to identify and improve performance; expertise in optics, image processing and motion control with worldwide service engineers, 24/7 technical support teams and knowledge management systems; and an extensive parts network to ensure worldwide availability of parts.

Product Table

The following table presents a representative list of the products that we offered during the course of the fiscal year ended June 30, 2010:

MARKETS	APPLICATIONS	PRODUCTS
Chip Manufacturing
Front-End Defect Inspection	Patterned Wafer	2367, 2810 Series, 2820 Series, 2830 Series PumaTM 9100 and 9500 Series eS35
	Macro and Edge	VisEdge® LDS 8900
	Unpatterned Wafer/Surface	Surfscan® SP1 and SP2 Series SURFmonitorTM
	Reticle	TeraFab TM
	Data Management	Klarity ® product family
Back-End Defect Inspection	Component Inspection	ICOS® CI product family
	Wafer Inspection	ICOS® WI product family
Defect Review	e-beam	eDR TM-5210 Series
	Optical	INM, INS & IRIS product families
Metrology	Overlay	Archer®
	Optical CD	SpectraCD TM
	Film Thickness/Index	AlerisTM SpectraFxTM
	Wafer Geometry and Topography	WaferSight TM SURFmonitorTM
	Ion Implant and Anneal	Therma-Probe ®
	Surface Metrology	HRP®-350 P-Series product family
	Resistivity	RS product family
	Data Management	K-T Analyzer®
	Lithography	SensArray ® product family
In-Situ Process Monitoring	Plasma Etch	SensArray ® product family
	Implant and Wet	SensArray ® PlasmaSuite
Lithography Modeling		PROLITH TM and related product families

APPLICATIONS	PRODUCTS
Wafer Manufacturing
Surface and Defect Inspection	Surfscan® SP1 and SP2 Series SURFmonitorTM VisEdge®
Wafer Geometry and Nanotopography Metrology	WaferSightTM SURFmonitorTM
Data Management	FabVisionTM
Reticle Manufacturing
Defect Inspection	TeraScanTMXR TeronTM Series
Pattern Placement Metrology	LMS IPRO4
CMOS Image Sensors Manufacturing
Defect Inspection	8900
Data Storage Media/Head Manufacturing
Wafer and Slider Test	AlerisTM HRP®-250 PROLITHTM product family RS product family SpectraCD TM 200
Media Test	Candela® product family
Defect Review	INM product family
Solar Manufacturing
Surface Metrology	P-Series product family
Optical Inspection	PVI-6
HBLED Manufacturing
Wafer Inspection	ICOS® WI product family
Defect Inspection	Candela® product family
Surface Metrology	P-Series product family
MEMS Manufacturing
Stylus ProfilingSurface Metrology	P-Series product family
Sealing Inspection	IRIS
Defect Review	INM & IRIS product families
General Purpose, Labs
Stylus ProfilingSurface Metrology	P-Series product family Alpha-Step® product family
Optical Profiling	MicroXAM-100
Process Chamber Conditions	SensArray® product family

Customers

To support our growing global customer base, we maintain a significant presence throughout Asia, the United States and Europe, staffed with local sales and applications engineers, customer and field service engineers and yield management consultants. We count among our largest customers the leading semiconductor manufacturers in each of these regions. For the fiscal year ended June 30, 2010, two customers, Taiwan Semiconductor Manufacturing Company Limited and Intel Corporation, each accounted for more than 10% of our total revenues. For the fiscal year ended June 30, 2009, two customers, Intel Corporation and Samsung Electronics Co., Ltd., each accounted for more than 10% of our total revenues. In the fiscal year ended June 30, 2008, no customer accounted for more than 10% of our total revenues.

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

We believe that the size and location of our field sales, service and applications engineering, and marketing organizations represent a competitive advantage in our served markets. We have direct sales forces in Asia, the United States and Europe. We maintain an export compliance program that is designed to meet the requirements of the United States Departments of Commerce and State.

As of June 30, 2010, we employed approximately 2,030 sales and related personnel, service engineers and applications engineers. In addition to sales and service offices in the United States, we conduct sales, marketing and services out of wholly-owned subsidiaries or branches in other countries, including Belgium, China, France, Germany, Hong Kong, India, Israel, Italy, Japan, Singapore, South Korea, Taiwan and the United Kingdom. International revenues accounted for approximately 81%, 76% and 79% of our total revenues in the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Additional information regarding our revenues from foreign operations for our last three fiscal years can be found in Note 17, “Segment Reporting and Geographic Information” to the Consolidated Financial Statements.

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

International sales and operations may be adversely affected by the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations. In addition, international sales may be adversely affected by the economic conditions in each country. The revenues from our international business may also be affected by fluctuations in currency exchange rates. Although we attempt to manage some of the currency risk inherent in non-dollar product sales through hedging activities, there can be no assurance that such efforts will be adequate. These factors, as well as any of the other risk factors related to our international business and operations that are described in Item 1A, “Risk Factors,” could have a material adverse effect on our future business and financial results.

Backlog

Our shipment backlog for systems and associated warranty totaled $992 million and $332 million as of June 30, 2010 and 2009, respectively, and includes sales orders where written customer requests have been received and the delivery is anticipated within the next 12 months. Orders for service contracts and unreleased products are excluded from shipment backlog. All orders are subject to cancellation or delay by the customer, often with limited or no penalties. We make adjustments for shipment backlog obtained from acquired companies, sales order cancellations, customer delivery date changes and currency adjustments. Our shipment backlog is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. In addition, the concept of shipment backlog is not defined in the accounting literature, making comparisons between periods and with other companies difficult and potentially misleading.

Our revenue backlog, which includes sales orders where deliveries have been completed, but for which revenue has not been recognized pursuant to our policy for revenue recognition, totaled $343 million and $186 million as of June 30, 2010 and 2009, respectively. Orders for service contracts are excluded from revenue backlog.

Because customers can potentially change delivery schedules or delay or cancel orders, and because some orders are received and shipped within the same quarter, our shipment backlog at any particular date is not necessarily indicative of business volumes or actual sales for any succeeding periods. The cyclicality of the semiconductor industry combined with the lead times from our suppliers sometimes result in timing disparities between, on the one hand, our ability to manufacture, deliver and install products and, on the other, the requirements of our customers. In our efforts to balance the requirements of our customers with the availability of resources, management of our operating model and other factors, we often must exercise discretion and judgment as to the timing and prioritization of manufacturing, deliveries, and installations of products, which may impact the timing of revenue recognition with respect to such products.

Research and Development

The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation. These technical innovations are inherently complex and require long development cycles and appropriate professional staffing. We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our human and financial resources to research and development programs and seek to maintain close relationships with customers to remain responsive to their needs. In addition, we may enter into certain strategic development and engineering programs whereby certain government agencies or other third parties fund a portion of our research and development costs. As of June 30, 2010, we employed approximately 1,100 research and development personnel.

Our key research and development activities during fiscal year 2010 involved the development of process control and yield management equipment for sub-65nm processing. For information regarding our research and development expenses during the last three fiscal years, including costs offset by our strategic development and engineering programs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

The strength of our competitive positions in many of our existing markets is largely due to our leading technology, which is the result of our continuing significant investments in product research and development. Even during the recent down cycles in the semiconductor industry, we have remained committed to significant engineering efforts toward both product improvement and new product development in order to contribute to the continuing developments in our industries. New product introductions, however, may contribute to fluctuations in operating results, since customers may defer ordering existing products, and, if new products have reliability or quality problems, those problems may result in reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. There can be no assurance that we will successfully develop and manufacture new products, or that new products introduced by us will be accepted in the marketplace. If we do not successfully introduce new products, our results of operations will be adversely affected.

Manufacturing, Raw Materials and Supplies

We perform system design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities take place in the United States (Milpitas, California), Singapore, Israel, Belgium and Germany. As of June 30, 2010, we employed approximately 800 manufacturing personnel.

Some critical parts, components and subassemblies (collectively, “parts”) that we use are designed by us and manufactured by suppliers in accordance with our specifications, while other parts are standard commercial products. We use numerous vendors to supply parts for the manufacture and support of our products. Although we make reasonable efforts to ensure that these parts are available from multiple suppliers, this is not always possible, and certain parts included in our systems may be obtained only from a single supplier or a limited group of suppliers. We endeavor to minimize the risk of production interruption by selecting and qualifying alternative suppliers for key parts, by monitoring the financial condition of key suppliers, and by ensuring adequate inventories of key parts are available to maintain manufacturing schedules.

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

Patents and Other Proprietary Rights

We protect our proprietary technology through reliance on a variety of intellectual property laws, including patent, copyright and trade secret. We have filed and obtained a number of patents in the United States and abroad and intend to continue pursuing the legal protection of our technology through intellectual property laws. In addition, from time to time we acquire license rights under United States and foreign patents and other proprietary rights of third parties, and we attempt to protect our trade secrets and other proprietary information through confidentiality and other agreements with our customers, suppliers, employees and consultants and through other security measures.

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

Employees

As of June 30, 2010, we employed approximately 5,000 people. None of our employees are represented by a labor union; however, our employees in France (pursuant to French industrial relations law) and in the German operations of our MIE business unit are represented by employee work councils. We have not experienced work stoppages and believe that our employee relations are good.

Competition is intense in the recruiting of personnel in the semiconductor and semiconductor equipment industry. We believe that our future success will depend, in part, on our continued ability to hire and retain qualified management, marketing and technical employees.

Glossary

This section provides definitions for certain industry and technical terms commonly used in our business, which are used elsewhere in this Item 1:

back-end	Process steps that make up the second half of the semiconductor manufacturing process, from contact through completion of the wafer prior to electrical test.

broadband	An illumination source with a wide spectral bandwidth.

critical dimension (CD)	The dimension of a specified geometry (such as the width of a patterned line or the distance between two lines) that must be within design tolerances in order to maintain semiconductor device performance consistency.

design rules	Rules that set forth the allowable dimensions of particular features used in the design and layout of integrated circuits.

die	The term for a single semiconductor chip on a wafer.

electron-beam	An illumination source comprised of a stream of electrons emitted by a single source.

excursion	For a manufacturing step or process, a deviation from normal operating conditions that can lead to decreased performance or yield of the final product.

front-end	The processes that make up the first half of the semiconductor manufacturing process, from wafer start through final contact window processing.

In-situ	Refers to processing steps or tests that are done without moving the wafer. Latin for “in original position.”

interconnect	A highly conductive material, usually aluminum or polysilicon, that carries electrical signals to different parts of a die.

lithography	A process in which a masked pattern is projected onto a photosensitive coating that covers a substrate.

mask shop	A manufacturer that produces the reticles used by semiconductor manufacturers.

metrology	The science of measurement to determine dimensions, quantity or capacity. In the semiconductor industry, typical measurements include critical dimension, overlay and film thickness.

microelectromechanical systems (MEMS)	Micron-sized mechanical devices powered by electricity, created using processes similar to those used to manufacture IC devices.

micron	A metric unit of linear measure that equals 1/1,000,000 meter (10-6m), or 10,000 angstroms (the diameter of a human hair is approximately 75 microns).

nanometer (nm)	One billionth (10-9) of a meter.

narrowband	An illumination source with a narrow spectral bandwidth, such as a laser.

patterned	For semiconductor manufacturing and industries using similar processing technologies, refers to substrates that have electronic circuits (transistors, interconnects, etc.) fabricated on the surface.

photoresist	A radiation-sensitive material that, when properly applied to a variety of substrates and then properly exposed and developed, masks portions of the substrate with a high degree of integrity.

process control	The ability to maintain specifications of product and equipment during manufacturing operations.

reticle	A very flat glass plate that contains the patterns to be reproduced on a wafer.

substrate	The substrate is a wafer on which layers of various materials are added during the process of manufacturing semiconductor devices or circuits.

unpatterned	For semiconductor manufacturing and industries using similar processing technologies, refers to substrates that do not have electronic circuits (transistors, interconnects, etc.) fabricated on the surface. These can include bare silicon wafers, other bare substrates or substrates on which blanket films have been deposited.

yield management	The ability of a semiconductor manufacturer to oversee, manage and control its manufacturing processes so as to maximize the percentage of manufactured wafers or die that conform to pre-determined specifications.

The definitions above are from internal sources, as well as SEMATECH Dictionary of Semiconductor Terms.

ITEM 1A.	RISK FACTORS

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

Our business would be harmed if we do not receive parts sufficient in number and performance to meet our production requirements and product specification in a timely and cost-effective manner.

We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. We seek to minimize the risk of production and service interruptions and/or shortages of key parts by selecting and qualifying alternative suppliers for key parts, monitoring the financial stability of key suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers. Also, key parts we obtain from some of our suppliers incorporate the suppliers’ proprietary intellectual property; in those cases we are increasingly reliant on third parties for high-performance, high-technology components, which reduces the amount of control we have over the availability and protection of the technology and intellectual property that is used in our products. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk during economic downturns, that would affect their ability to deliver parts and could result in delays for our products. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements and product specifications, or if we are only able to do so on unfavorable terms.

Disruption of our manufacturing facilities or other operations, or in the operations of our customers, due to earthquake, flood, other natural catastrophic events, health epidemics or terrorism could result in cancellation of orders, delays in deliveries or other business activities, or loss of customers and could seriously harm our business.

We have significant manufacturing operations in the United States, Singapore, Israel, Belgium and Germany. In addition, our business is international in nature, with our sales, service and administrative personnel and our customers located in numerous countries throughout the world. Operations at our manufacturing facilities and our assembly subcontractors, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, health epidemics, fire, earthquake, volcanic eruptions, energy shortages, flooding or other natural disasters. Such disruption could cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, or the installation and acceptance of our products at customer sites. We cannot ensure that alternate means of conducting our operations (whether through alternate production capacity or service providers or otherwise) would be available if a major disruption were to occur or that, if such alternate means were available, they could be obtained on favorable terms.

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

We outsource a number of services, including our transportation and logistics management of spare parts and certain accounting functions, to domestic and overseas third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, on our ability to quickly respond to changing market conditions, or on our ability to ensure compliance with all applicable domestic and foreign laws and regulations. Disruptions or delays at our third-

party service providers due to events such as regional economic, business, environmental or political events, information technology system failures or military actions could adversely impact our operations and our ability to ship products, manage our product inventory or record and report financial and management information on a timely and accurate basis.

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

We are exposed to various risks related to the legal, regulatory and tax environments in which we perform our operations and conduct our business.

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

We are also exposed to additional risks related to our receipt of external funding for certain strategic development programs from various governments and government agencies, both domestically and internationally. Governments and government agencies typically have the right to terminate funding programs at any time in their sole discretion, so there is no assurance that these sources of external funding will continue to be available to us in the future. In addition, under the terms of these government grants, the applicable granting agency typically has the right to audit the costs that we incur, directly and indirectly, in connection with such programs. Any such audit could result in modifications to, or even termination of, the applicable government funding program. For example, if an audit were to identify any costs as being improperly allocated to the applicable program, those costs would not be reimbursed, and any such costs that had already been reimbursed would have to be refunded. We do not know the outcome of any future audits. Any adverse finding resulting from any such audit could lead to penalties (financial or otherwise), termination of funding programs, suspension of payments, fines and suspension or prohibition from receiving future government funding from the applicable government or government agency, any of which could adversely impact our operating results, financial condition and our ability to operate our business.

Furthermore, we are subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income or other taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made.

A majority of our annual revenues are derived from outside the United States, and we maintain significant operations outside the United States. We are exposed to numerous risks as a result of the international nature of our business and operations.

A majority of our annual revenues are derived from outside the United States, and we maintain significant operations outside the United States. We expect that these conditions will continue in the foreseeable future. Managing global operations and sites located throughout the world presents challenges associated with, among other things, cultural diversity and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Periodic local or international economic downturns, trade balance issues, tariffs or other trade barriers, political instability, legal or regulatory changes or terrorism in regions where we have operations or where we do business, along with fluctuations in interest and currency exchange rates, could negatively affect our business and results of operations. Although we attempt to manage near-term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate.

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

As of June 30, 2010, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts.

Our Board of Directors first instituted a quarterly dividend during the fiscal year ended June 30, 2005. Since that time, we have announced two increases in the amount of our quarterly dividend level. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends may be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.

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

We are exposed to risks related to our commercial terms and conditions, including our indemnification of third parties, as well as the performance of our products.

Although our standard commercial documentation sets forth the terms and conditions that we intend to apply to commercial transactions with our business partners, counterparties to such transactions may not explicitly agree to our terms and conditions. In situations where we engage in business with a third party without an explicit master agreement regarding the applicable terms and conditions, or where the commercial documentation applicable to the transaction is subject to varying interpretations, we may have disputes with those third parties regarding the applicable terms and conditions of our business relationship with them. Such disputes could lead to a deterioration of our commercial relationship with those parties, costly and time-consuming litigation, or additional concessions or obligations being offered by us to resolve such disputes, or could impact our revenue or cost recognition. Any of these outcomes could materially and adversely affect our business, financial condition and results of operations.

In addition, in our commercial agreements, from time to time in the normal course of business we indemnify third parties with whom we enter into contractual relationships, including customers and lessors, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. We may be compelled to enter into or accrue for probable settlements of alleged indemnification obligations or subject to potential liability arising from our customers’ involvements in legal disputes. In addition, notwithstanding the provisions related to limitations on our liability that we seek to include in our business agreements, the counter-parties to such agreements may dispute our interpretation or application of such provisions, and a court of law may not interpret or apply such provisions in our favor, any of which could result in an obligation for us to pay material damages to third parties and engage in costly legal proceedings. It is difficult to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in any particular claim. Our business, financial condition and results of operations in a reported fiscal period could be materially adversely affected if we expend significant amounts in defending or settling any purported claims, regardless of their merit or outcomes.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our principal properties as of June 30, 2010 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership

Fremont, CA(1)	Office and plant	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	101,882	Leased

Milpitas, CA	Office, plant and warehouse	Principal Executive Offices, Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	727,302	Owned

San Jose, CA(1)(3)	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	434,653	Owned

Santa Clara, CA	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing and Service	58,559	Leased

Westwood, MA(1)	Office and plant	Research, Engineering, Marketing, Manufacturing and Service	116,908	Leased

Leuven, Belgium(1)	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing and Service and Sales Administration	99,315	Owned

Shenzhen, China	Office and plant	Sales, Service and Manufacturing	33,571	Leased

Weilburg, Germany	Office and plant	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	159,732	Leased

Chennai, India(3)	Office	Engineering	79,668	Owned

Migdal Ha’Emek, Israel	Office and plant	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	67,788	Owned

Yokohama, Japan	Office and warehouse	Sales, Service and Warehouse	39,764	Leased

Serangoon, Singapore(2)	Office and plant	Manufacturing	185,809	Owned

Hsinchu, Taiwan	Office	Sales and Service	73,676	Leased

(1)	Portions of certain properties are sublet, are vacant and marketed to sublease, or leased to third parties.
(2)	The land on which the Serangoon, Singapore building resides is leased.
(3)	All or portions of certain properties are being made available for sale.

As of June 30, 2010, we owned or leased a total of approximately 2.5 million square feet of space worldwide, including the locations listed above and office space for smaller sales and service offices in several locations throughout the world. Our operating leases expire at various times through July 31, 2018 with renewal options at the fair market value for additional periods up to five years. Additional information regarding these leases is incorporated herein by reference from Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements. We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs, even after giving effect to the sale of certain properties as noted above.

ITEM 3.	LEGAL PROCEEDINGS

Government Inquiries and SEC Settlement Relating to Historical Stock Option Practices

Several government agencies previously conducted investigations beginning in May 2006 concerning the Company’s past stock options grants and related accounting matters, including investigations by the SEC and United States Attorney’s Office (“USAO”), an examination of our 401(k) Savings Plan (“Plan”) by the U.S. Department of Labor (“DOL”), and an audit covering calendar year 2006 by the Internal Revenue Service (“IRS”). As previously reported, the SEC investigation was resolved with respect to the Company by a non-monetary settlement in July 2007, the USAO advised us that it had closed its investigation and determined not to take any action against the Company in July 2008, the IRS concluded its audit with a payment by the Company of $0.1 million in July 2008, and the DOL closed its examination on the basis of the Plan’s election to participate in our previously announced shareholder class action settlement, at no additional cost to the Company, and our separate settlement with the Plan’s independent fiduciary under which we paid the Plan $25,000 and denied all liability. These matters are now closed.

Litigation Relating to Historical Stock Option Practices

Beginning on May 22, 2006, several shareholder derivative actions were filed on behalf of and in the name of the Company against several of our current and former directors and officers relating to our historical stock options and related accounting from 1994 to 2006, consisting of a consolidated action in the U.S. District Court for the Northern District of California (the “Federal Derivative Action”); an action in the California Superior Court for Santa Clara County (“California Action”); and one in the Delaware Chancery Court (“Delaware Action”).

As previously reported, on March 15, 2010, we entered into a Stipulation of Settlement (the “Stipulation”) with all parties to the Federal Derivative Action to resolve the Federal Derivative Action in its entirety, subject to approval by the Federal District Court (the “Settlement”). By Addendum to the Stipulation filed on May 17, 2010, the plaintiffs in the California Action and in the Delaware Action joined in the Settlement. The Federal District Court approved the Settlement and entered its final judgment and order dismissing the Federal Derivative Action with prejudice on May 26, 2010. Thereafter, the California Action was dismissed with prejudice on June 1, 2010, and the Delaware Action was dismissed with prejudice on June 2, 2010. The Settlement became final and effective by its terms on June 28, 2010.

As set forth more fully in the Stipulation, under the Settlement, among other things, (i) we received cash payments totaling $24 million from insurers; (ii) we received additional cash payments of approximately $9.2 million from certain of the settling defendants; (iii) certain of the settling defendants relinquished compensation and other benefits of approximately $9.4 million; (iv) we paid attorneys’ fees to plaintiffs’ counsel in the amount of $8 million in cash, in addition to $8 million in shares of our common stock; (v) the Federal Derivative Action was dismissed with prejudice; (vi) the Company, settling defendants, related parties, and plaintiffs and their counsel have been released from claims related to the Federal Derivative Action and the matters that were or could have been alleged therein, and further litigation on such claims is barred; and (vii) we committed to maintain certain corporate governance enhancements, including certain previously implemented policies, procedures and guidelines relating to our board of directors composition, stock option granting practices and procedures, and internal controls and procedures. This summary of the terms of the Stipulation is qualified entirely by reference to the copy of the Stipulation filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company with the SEC on March 26, 2010, the content of which is incorporated by reference herein. Under the Addendum to the Stipulation, the California Action and Delaware Action were also dismissed with prejudice. During the year ended June 30, 2010, we recorded a charge of $1.3 million to selling, general and administrative expenses, reflecting the anticipated net amount to be paid by the Company in connection with the Settlement and the Company’s settlements during such period of separate matters with Kenneth Schroeder and Kenneth Levy, as also previously reported and further described below. As a result of the Settlement, the shareholder derivative litigation arising from our historical stock options grants and related practices is now concluded.

The Company was also previously named as a defendant along with various of its current and former officers in putative securities class actions arising from its historical stock options grants and related matters in state and federal court beginning in June 2006. Those actions were resolved by settlement or dismissal, as previously reported.

Finally, we entered into settlements of litigation and arbitration claims filed by our former CEO Kenneth Schroeder in connection with the termination of his employment and cancellation of certain of his stock options and restricted stock units in 2006, and also settled claims asserted by our former CEO and Chairman of the Board Kenneth Levy relating to our alleged refusal to permit the exercise of certain stock options in 2007 and 2008. We recorded the expenses associated with these settlements in our selling, general and administrative expenses during the three months ended March 31, 2010. The settlements have been performed and are now final.

As a result of the foregoing, all litigation matters to which we were a party arising from our historical stock option grants and related practices are now closed.

Indemnification Obligations

Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees with respect to certain litigation matters and investigations that arise in connection with their service to us. These obligations arise under the terms of our certificate of incorporation, our bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that we are required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. We paid or reimbursed legal expenses incurred in connection with the investigation of our historical stock option practices and the related litigation and government inquiries by a number of our current and former directors, officers and employees. We are also paying defense costs to two former officers and employees facing SEC civil actions to which we are not a party. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, we believe the fair value of this liability, to the extent estimable, is appropriately considered within the reserve we have established for currently pending legal proceedings.

Other Legal Matters

We are named from time to time as a party to lawsuits in the normal course of its business. Actions filed against us include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. We believe the amounts provided in our financial statements are adequate in light of the probable and estimated liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in our financial statements or will not have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “KLAC.”

The prices per share reflected in the following table represent the high and low closing prices for our common stock on the NASDAQ Global Select Market for the periods indicated.

	Year ended June 30, 2010		Year ended June 30, 2009
	High	Low	High	Low
First Fiscal Quarter	$35.86	$25.13	$41.54	$30.92
Second Fiscal Quarter	$37.40	$31.24	$31.00	$15.19
Third Fiscal Quarter	$37.12	$28.09	$24.11	$15.54
Fourth Fiscal Quarter	$35.30	$27.88	$29.45	$20.34

We paid dividends to holders of our common stock during each of the quarters in the fiscal years ended June 30, 2010 and 2009. The total amount of dividends paid during the fiscal years ended June 30, 2010 and 2009 was $102.4 million and $102.1 million, respectively. On July 13, 2010, we announced that our Board of Directors had authorized an increase in the level of our quarterly dividend from $0.15 to $0.25 per share. Following such announcement, during the first quarter of the fiscal year ending June 30, 2011, our Board of Directors authorized a quarterly cash dividend of $0.25 per share, which was declared on August 5, 2010 and will be paid on September 1, 2010 to our stockholders of record on August 16, 2010.

As of July 22, 2010, there were 622 holders of record of our common stock.

Recent Sales of Unregistered Securities

As described under Item 3 of Part I, “Legal Proceedings,” on March 15, 2010 we entered into a Stipulation of Settlement with respect to the derivative lawsuits related to the Company’s historical stock option practices. In connection with such settlement, which was approved by the U.S. District Court for the Northern District of California on May 26, 2010, we became obligated as of June 28, 2010 (the effective date of the settlement, per the terms of the Stipulation) to, among other things, issue $8 million in shares of our common stock to plaintiffs’ counsel within ten business days following such effective date. On July 12, 2010, without using an underwriter, we issued 263,106 shares of our common stock to plaintiffs’ counsel in connection with such settlement, with the number of shares determined by dividing $8 million by the average daily closing price of our common stock for the ten trading days immediately preceeding June 28, 2010. Because the U.S. District Court approved the terms of the settlement, which included the issuance of these securities, the securities were issued pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended. As of June 30, 2010, we accrued approximately $7.3 million to account for the issuance of 263,106 shares based on the closing share price of our common stock as of June 30, 2010.

Equity Repurchase Plans

The following is a summary of stock repurchases for each month during the fourth quarter of the fiscal year ended June 30, 2010: (1)

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1, 2010 to April 30, 2010	680,000	$32.61	7,161,000
May 1, 2010 to May 31, 2010	805,000	$31.26	6,356,000
June 1, 2010 to June 30, 2010	1,150,000	$29.83	5,206,000

Total	2,635,000	$30.99

(1)

In July 1997, the Board of Directors authorized us to systematically repurchase up to 17.8 million shares of our common stock in the open market. This plan was put into place to reduce the dilution from our employee benefit and incentive plans, such as our stock option and employee stock purchase plans, and to return excess cash to our stockholders. The Board of Directors has authorized us to repurchase additional shares of our common stock under the repurchase program in February 2005 (up to 10.0 million shares), February 2007 (up to 10.0 million shares), August 2007 (up to 10.0 million shares) and June 2008 (up to 15.0 million shares), in each case in addition to the originally authorized 17.8 million shares described in the first sentence of this footnote.

(2)	All shares were purchased pursuant to the publicly announced repurchase programs described in footnote 1 above.
(3)	The stock repurchase programs have no expiration date. Future repurchases of our common stock under our repurchase programs may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.

Stock Performance Graph and Cumulative Total Return

The following graph compares the cumulative 5-year total return attained by shareholders on our common stock relative to the cumulative total returns of the S&P 500 Index (as required by SEC regulations) and the Philadelphia Semiconductor Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2005 to June 30, 2010.

	6/05	6/06	6/07	6/08	6/09	6/10
KLA-Tencor Corporation	100.00	96.09	128.29	96.23	61.39	69.08
S&P 500	100.00	108.63	131.00	113.81	83.98	96.09
PHLX Semiconductor	100.00	96.53	114.59	97.83	74.93	91.76

*	Assumes $100 invested on June 30, 2005 in stock or index-including reinvestment of dividends.

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

(In thousands, except per share data)

Year ended June 30,	2010	2009	2008	2007	2006
Consolidated Statements of Operations:
Revenues	$1,820,760	$1,520,216	$2,521,716	$2,731,229	$2,070,627
Income (loss) from operations	$314,166	$(577,941)	$499,376	$589,868	$309,791
Net income (loss)	$212,300	$(523,368)	$359,083	$528,098	$380,452
Cash dividend paid per share	$0.60	$0.60	$0.60	$0.48	$0.48
Net income (loss) per share:
Basic	$1.24	$(3.07)	$1.99	$2.68	$1.92
Diluted	$1.23	$(3.07)	$1.95	$2.61	$1.86

As of June 30,	2010	2009	2008	2007	2006
Consolidated Balance Sheets:
Cash, cash equivalents and marketable securities	$1,534,044	$1,329,884	$1,579,383	$1,710,629	$2,325,796
Working capital	$2,063,678	$1,851,635	$2,085,432	$2,247,209	$2,594,512
Total assets	$3,907,056	$3,609,538	$4,848,390	$4,623,249	$4,575,911
Long-term debt(1)	$745,747	$745,204	$744,661	$—	$—
Stockholders’ equity	$2,246,611	$2,184,392	$2,981,730	$3,550,042	$3,567,991

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. We derive revenue from three sources—sales of systems, spare parts and services. We typically recognize revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. Under certain circumstances, however, we recognize revenue prior to written acceptance from the customer, as follows:

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

Total revenue recognized without a written acceptance from the customer was approximately 24%, 14% and 16% of total revenues for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. The increase in revenue recognized without a written acceptance for the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009 was primarily driven by higher shipments of the same tools with same specifications that have previously been accepted at the applicable customer fabs. The decrease in revenue recognized without a written acceptance for the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 was primarily driven by lower shipments of tools that had already met the required acceptance criteria at those customer fabs. Shipping charges billed to customers are included in system revenue, and the related shipping costs are included in costs of revenues.

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

The deferred system profit balance equals the amount of deferred system revenue that was invoiced and due on shipment, less applicable product and warranty costs. Deferred system revenue represents the value of products that have been shipped and billed to customers which has not met the revenue recognition criteria of the Company. Deferred system profit does not include the profit associated with product shipments to customers in Japan, to whom title does not transfer until customer acceptance. Shipments to customers in Japan are classified as inventory at cost until the time of acceptance.

We also defer the fair value of non-standard warranty bundled with equipment sales as unearned revenue. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is recognized ratably as revenue when the applicable warranty term period commences.

Revenue Recognition for Certain Arrangements with Software Elements and/or Multiple Deliverables. In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple-deliverable revenue arrangements to:

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

•	VSOE—the price at which we sell the element in a separate stand-alone transaction.

•	TPE—evidence from us or other companies of the value of a largely interchangeable element in a transaction.

•	ESP—our best estimate of the selling price of an element in a transaction.

We elected to early adopt this accounting guidance at the beginning of our second quarter of the fiscal year ending June 30, 2010 and have applied the adoption retrospectively to the beginning of the fiscal year to apply the guidance to transactions originating or materially modified after June 30, 2009. The implementation resulted in additional qualitative disclosures that are included in the footnotes to the Consolidated Financial Statements but did not have a material impact on our financial position, results of operations or cash flows.

For transactions entered into through June 30, 2009, we primarily recognized revenue based on the guidance in Staff Accounting Bulletin No. 104. During the period, for the majority of our arrangements involving multiple deliverables, the entire amount of the sales contract was allocated to each respective element based on its relative selling price, using fair value. In the limited circumstances when we were not able to determine fair value for the deliverables in the arrangement, but were able to obtain fair value for the undelivered elements, revenue was allocated using the residual method. Under the residual method, the amount of revenue allocated to delivered elements equaled the total arrangement consideration less the aggregate selling price of any undelivered elements, and no revenue was recognized until all elements without fair value had been delivered. If fair value of any undelivered elements did not exist, the entire amount of the sales contract was deferred until all elements were accepted by the customer.

Inventories. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Demonstration units are stated at their manufacturing cost, and written down to their net realizable value.

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

We write down product inventory based on forecasted demand and technological obsolescence and parts inventory based on past usage. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.

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

Stock-Based Compensation. We account for stock-based awards exchanged for employee services based on the fair value of those awards. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes valuation model for stock options and for purchase rights under our Employee Stock Purchase Plan and using the closing price of our common stock on the grant date for restricted stock units. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the option’s expected life and the expected price volatility of the underlying stock. The expected stock price volatility assumption is based on the market-based implied volatility from traded options of our common stock.

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

Goodwill and Intangible Assets. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See Note 6, “Goodwill and Purchased Intangible Assets” to the Consolidated Financial Statements for a detailed description. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We conducted our annual evaluation of goodwill by reporting unit during the quarter ended December 31, 2009 and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of the fiscal year ended June 30, 2010.

Income Taxes. We account for income taxes in accordance with the authoritative guidance that requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that a valuation allowance was necessary against a portion of the deferred tax assets, but our future taxable income will be sufficient to recover the remainder of our deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we could be required to record a valuation allowance against our deferred tax assets. This would result in an increase to our tax provision in the period in which we determined that the recovery was not probable.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with the authoritative guidance on accounting for uncertainty in income taxes, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

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

Fair Value Measurements. We adopted authoritative guidance for fair value measurements as of the beginning of fiscal year 2009. In February 2008, the FASB issued a provision that allowed companies to elect a one-year delay in applying the fair value measurements guidance to certain fair value measurements, primarily related to non-financial assets and liabilities. We elected the delayed adoption date for our non-financial assets and liabilities impacted by the guidance. This guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The adoption of the guidance relating to the fair value measurement of non-financial assets and liabilities on July 1, 2009 did not have a material impact on our consolidated results of operations or financial condition. See Note 2, “Fair Value Measurements,” to the Consolidated Financial Statements.

Concurrently with the adoption of the fair value measurement and disclosure provisions, we adopted authoritative guidance that permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. See Note 2, “Fair Value Measurements,” to the Consolidated Financial Statements.

Effects of Recent Accounting Pronouncements.

In April 2010, the FASB amended its guidance on share-based payment awards denominated in certain currencies. The amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This amendment becomes effective for our interim period ending September 30, 2011. We do not expect the implementation to have a material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB amended the authoritative guidance addressing accounting for arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as “milestones.” The scope of the new guidance is limited to milestones in arrangements that involve research or development activities, such as the successful completion of a drug study phase. The amendment provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A vendor that is affected by the amendments is required to provide a description of the overall arrangement, a description of each milestone and related contingent consideration, a determination of whether each milestone is considered substantive, the factors that the entity considered in determining whether the milestone or milestones are substantive, and the amount of consideration recognized during the period for the milestone or milestones. This amendment becomes effective for our interim period ending September 30, 2010, and we do not expect the amendment to have a material impact on our financial position, results of operations or cash flows.

In March 2010, the FASB amended the authoritative guidance on derivatives and hedging. The amendment addresses the scope exception related to embedded credit derivatives to clarify when analysis of an embedded credit derivative for bifurcation from the host contract is not required. It specifies that embedded credit derivatives not qualifying for the scope exception, such as an embedded derivative related to a credit default swap on a referenced credit, would be subject to a bifurcation analysis even if their effects are allocated to interests in subordinated tranches of securitized financial instruments. The amended guidance requires that an entity separately disclose, on an instrument-by-instrument basis, the gross gains and gross losses that comprise the cumulative-effect adjustment that results from adopting the amended guidance. The amended guidance becomes effective for our interim period ending September 30, 2010. We currently do not hold such derivatives, and do not expect the amendment to have a material impact on our financial position, results of operations or cash flows.

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

In February 2010, the FASB amended its guidance on subsequent events. The amendment states that entities that are required to file or furnish their financial statements with the SEC are no longer required to disclose the date through which the entity has evaluated subsequent events. This amendment was effective for our interim reporting period ended March 31, 2010, and the implementation did not have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.

In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements was effective for our interim reporting period ended March 31, 2010. The implementation did not have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurements disclosures becomes effective for our interim reporting period ending September 30, 2011, and we do not expect that this guidance will have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.

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

In June 2009, the FASB issued authoritative guidance for consolidations that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance was effective for our interim reporting period ending September 30, 2010. We are currently evaluating the impact of the guidance on our financial position, results of operations and cash flows.

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

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance will require such contingencies to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for our business combinations for which the acquisition date is on or after July 1, 2009. The implementation did not have a material impact on our financial position, results of operations or cash flows during the fiscal year ended June 30, 2010, and the effect of this guidance, if any, on our financial position, results of operations and cash flows in future periods will depend on the nature and significance of business combinations subject to this guidance.

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

In December 2008, the FASB issued authoritative guidance for an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The guidance requires annual disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The annual disclosure requirement under this guidance was effective for our fiscal year ending June 30, 2010. The implementation resulted in additional qualitative disclosures, but did not change the accounting treatment for postretirement benefit plans.

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

EXECUTIVE SUMMARY

KLA-Tencor Corporation is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Within our primary area of focus, our comprehensive portfolio of products, services, software and expertise helps integrated circuit (“IC” or “chip”) manufacturers manage yield throughout the entire semiconductor fabrication process – from research and development to final volume production. In addition to the semiconductor industry, our technologies serve a number of other industries, including the high brightness light emitting diode (“HBLED”), data storage, and photovoltaic industries, as well as general materials research.

Our products and services are used by the vast majority of wafer, IC, reticle and disk manufacturers in the world. Our revenues are driven largely by capital spending by our customers who operate in one or more of several key semiconductor markets, including the memory, foundry and logic markets. Our customers purchase our products either in response to the need to drive advances in process technologies or to ramp up production to satisfy demand from industries such as communication, data processing, consumer electronics, automotive and aerospace. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications, as well as reduced cost, which in turn will drive increased adoption of process control to reduce defectivity.

As a supplier to the global semiconductor and semiconductor-related industries, we are subject to business cycles, the timing, length and volatility of which can be difficult to predict. The industries we serve have historically been cyclical due to sudden changes in demand and manufacturing capacity. Our ability to predict future capacity-related capital spending by our customers is extremely limited, as such spending is very closely connected to the unpredictable business cycles within their industries. While our customer base, particularly in the semiconductor industry, historically has been, and is becoming increasingly, highly concentrated, we expect capital spending of our customers on process control to increase over the long term, driven by the demand for more precise diagnostics capabilities to address new defects as a result of shrinking device feature sizes, the transition to new materials, new device and circuit architecture, new lithography challenges and fab process innovation.

The demand for our products is generally affected by the profitability of our customers, which is driven by capacity and market supply for their products, as well as the willingness and ability of our customers to invest in new technologies. The increase in the semiconductor content in communication, data processing, consumer electronics, automotive and aerospace products, combined with the improving global economic environment during the fiscal year ended June 30, 2010, favorably impacted our customers and consequently accelerated the demand for our products. As our customers accelerate capital investments, we have started to increase production volumes to support anticipated customer demand. However, we cannot predict the duration and sustainability of the improving business conditions. As we increase production volumes and make commitments to increase our capacity in anticipation of improved business conditions, we remain at risk of incurring inventory-related and other restructuring charges if the recent improved business conditions do not continue.

The following table sets forth some of our key consolidated financial information for each of our last three fiscal years:

	Year ended June 30,
(Dollar amounts in thousands)	2010	2009	2008
Total revenues	$1,820,760	$1,520,216	$2,521,716
Costs of revenues	$815,662	$864,824	$1,134,856
Gross margin percentage	55%	43%	55%
Net income (loss)	$212,300	$(523,368)	$359,083
Diluted income (loss) per share	$1.23	$(3.07)	$1.95

The results for the fiscal year ended June 30, 2010 reflected improved fundamentals in the semiconductor industry driven by improvement in the economic environment, and strong demand from our foundry customers. Sales of our products and demand for our services improved as our customers ramped up their operations in response to improved market conditions. Even as we increased our business activity levels and shipped more products to our customers during the fiscal year ended June 30, 2010, we maintained tight controls over costs, which resulted in strong gross margins as well as net income.

The results for the fiscal year ended June 30, 2009 indicated the weak demand for semiconductor capital equipment and service due to the unfavorable global economic and industry conditions. The macroeconomic uncertainty led our customers to significantly reduce their factory operations and spending. While we took actions to restructure our operations and reduce our cost structure in response to the deteriorating market conditions, the rapid decline in revenues resulted in a significant deterioration in gross margins and a net loss. In the fiscal year ended June 30, 2009, we completed the acquisition of the Microelectronic Inspection Equipment business unit (“MIE business unit”) of Vistec Semiconductor Systems for net cash consideration of approximately $141.4 million. The acquired MIE business unit is a provider of mask registration measurement tools, Scanning Electron Microscope (“SEM”) based tools for mask critical dimension measurement and macro defect inspection systems. Our financial results for the fiscal year ended June 30, 2009 also included significant charges associated with impairment of goodwill, purchased intangible assets and other long-lived assets, as well as restructuring programs.

The results for the fiscal year ended June 30, 2008 reflected the culmination of a period of improved conditions in the semiconductor industry that began with the industry recovery in the fiscal year ended June 30, 2006. While the semiconductor market, and overall economic conditions, had started to weaken throughout the fiscal year ended June 30, 2008, our backlog position driven by demand from dynamic random access memory (DRAM) and flash memory chip manufacturers enabled us to generate strong revenue, gross margin and net income. In the fiscal year ended June 30, 2008, we completed the acquisition of ICOS Vision Systems Corporation for net cash consideration of approximately $488.8 million primarily to expand our product portfolio in semiconductor packaging inspection and to gain entry into the solar cell inspection and HBLED inspection markets.

Revenues and Gross Margin

	Year ended June 30,
(Dollar amounts in thousands)	2010	2009	2008	FY10 vs. FY09		FY09 vs. FY08
Revenues:
Product	$1,324,270	$1,062,126	$2,030,224	$262,144	25%	$(968,098)	-47%
Service	496,490	458,090	491,492	38,400	8%	(33,402)	-7%

Total revenues	$1,820,760	$1,520,216	$2,521,716	$300,544		$(1,001,500)

Costs of revenues	$815,662	$864,824	$1,134,856	$(49,162)	-6%	$(270,032)	-24%
Stock-based compensation expense included in costs of revenues	$14,275	$19,932	$22,041	$(5,657)	-28%	$(2,109)	-10%
Gross margin percentage	55%	43%	55%	12%		-12%

Product revenues

Product revenues increased in the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009 as a result of increased capital spending by customers for both technology and capacity related investments of process control equipment, in response to strong semiconductor electronics end market demand.

New semiconductor manufacturing products targeted towards the most advanced production nodes were significant contributors to this increase in revenue, as customers added advanced production capacity, particularly those serving the foundry market. These factors contributed to an increase in the number of tools that we sold during the fiscal year ended June 30, 2010, as compared to the fiscal year ended June 30, 2009. The increase in tool sales over our prior fiscal year was primarily driven by an increase in our sales of defect inspection equipment.

Product revenues decreased in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 as a result of a reduction in capital spending by our customers due to the weakness in the semiconductor industry and a deteriorating macroeconomic environment, which resulted in customers delaying their purchases and installations of our products. The decline in revenues reflected the slowdown in worldwide demand for semiconductor equipment, as semiconductor manufacturers reduced capital spending and conserved cash in response to their business environment, even as their need for more precise diagnostics capabilities increased with technological advances. The weak macroeconomic and credit environments during the year adversely impacted the profitability of our customers, their access to capital and their capital spending.

For the fiscal year ended June 30, 2010, two customers, Taiwan Semiconductor Manufacturing Company Limited and Intel Corporation, each accounted for more than 10% of total revenues. For the fiscal year ended June 30, 2009, two customers, Intel Corporation and Samsung Electronics Co., Ltd., accounted for more than 10% of total revenues. For the fiscal year ended June 30, 2008, no customer accounted for more than 10% of total revenues. As of June 30, 2010, two customers, Samsung Electronics Co., Ltd. and Taiwan Semiconductor Manufacturing Company Limited, each accounted for more than 10% of net accounts receivable. As of June 30, 2009, two customers, Taiwan Semiconductor Manufacturing Company Limited and Intel Corporation, each accounted for more than 10% of net accounts receivable.

Service revenues

Service revenues are generated from maintenance contracts, as well as time and material billable service calls made to our customers after the expiration of the warranty period. The amount of service revenues generated is generally a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems. Service revenues increased in the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009 as the increase in wafer processing activity by semiconductor manufacturing customers drove higher system utilization of our previously installed equipment. This higher utilization level led to an increase in demand for service. Service revenues decreased in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 as customers idled their under-utilized production equipment in response to the weakness in the semiconductor industry and the deteriorating macroeconomic environment.

Revenues by region

Revenues by region for the periods indicated were as follows (in thousands):

	Year ended June 30,
	2010		2009		2008
United States	$341,079	19%	$372,887	24%	$518,851	21%
Europe & Israel	111,497	6%	162,665	11%	305,350	12%
Japan	239,393	13%	437,081	29%	617,214	24%
Taiwan	688,089	38%	181,411	12%	570,904	23%
Korea	151,198	8%	187,624	12%	225,119	9%
Rest of Asia	289,504	16%	178,548	12%	284,278	11%

Total	$1,820,760	100%	$1,520,216	100%	$2,521,716	100%

A significant portion of our revenues continue to be generated in Asia, where a substantial portion of the world’s semiconductor manufacturing capacity is located, and we expect that will continue to be the case.

Gross margin

Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products. Our gross margin percentage increased to 55% during the fiscal year ended June 30, 2010 from 43% during the fiscal year ended June 30, 2009 primarily due to demand for new high value products, significant volume efficiencies in manufacturing operations worldwide, lower inventory obsolescence, as well as a lower overall manufacturing cost structure as a result of our outsourcing and globalization initiatives. In addition, productivity improvements resulting from better utilization of field service resources contributed to the gross margin improvement.

Our gross margin percentage decreased to 43% during the fiscal year ended June 30, 2009 from 55% during the fiscal year ended June 30, 2008 primarily due to lower product and service revenues, higher intangible assets amortization expense as a result of our acquisitions of ICOS and the MIE business unit, decreased manufacturing capacity utilization, and excess inventory write-downs.

Engineering, Research and Development (“R&D”)

	Year ended June 30,
(Dollar amounts in thousands)	2010	2009	2008	FY10 vs. FY09		FY09 vs. FY08
R&D expenses	$329,560	$371,463	$409,973	$(41,903)	-11%	$(38,510)	-9%
Stock-based compensation expense included in R&D expenses	$27,289	$33,127	$32,623	$(5,838)	-18%	$504	2%
R&D expenses as a percentage of total revenues	18%	24%	16%	-6%		8%

R&D expenses during the fiscal year ended June 30, 2010 decreased compared to the fiscal year ended June 30, 2009, even as we continued significant investments in product research and development. The decrease during the fiscal year ended June 30, 2010 was primarily attributable to cost reduction activities initiated during fiscal year ended June 30, 2009, the benefits of which were fully realized in the fiscal year ended June 30, 2010. In addition, no in-process R&D expense associated with acquisitions that we completed during that year was recorded during the fiscal year ended June 30, 2010, compared to $8.6 million of in-process R&D expense recorded during the fiscal year ended June 30, 2009. Furthermore, development material costs and consulting services related to R&D product development decreased compared to the fiscal year ended June 30, 2009 as certain significant new products completed the product development cycle during the fiscal year ended June 30, 2009 and came to market in the fiscal year ended June 30, 2010. The following are expenses that were recorded in the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009:

•	$209.6 million for employee-related expenses, compared to $220.8 million during the fiscal year ended June 30, 2009,

•	$83.8 million for engineering material costs, compared to $97.9 million in the fiscal year ended June 30, 2009,

•	$26.5 million for outside services such as consulting, compared to $31.6 million during the fiscal year ended June 30, 2009,

•	$15.6 million for depreciation of fixed assets, amortization of intangibles and expensed in-process R&D (“IPR&D”), compared to $31.1 million during the fiscal year ended June 30, 2009, and

•	$13.7 million of benefit to R&D expense from external funding, compared to $21.7 million in the fiscal year ended June 30, 2009.

R&D expenses during the fiscal year ended June 30, 2009 decreased compared to the fiscal year ended June 30, 2008. The decrease is primarily attributable to reduced employee-related expenses as a result of a number of cost reduction activities that we have undertaken, as well as reduced engineering material costs during the fiscal year ended June 30, 2009. These decreases were partially offset by additional R&D spending as a result of our acquisitions of ICOS and the MIE business unit. The following are expenses that were recorded in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008:

•	$220.8 million for employee-related expenses, compared to $226.5 million during the fiscal year ended June 30, 2008,

•	$97.9 million for engineering material costs, compared to $112.7 million in the fiscal year ended June 30, 2008,

•	$31.6 million for outside services such as consulting, compared to $36.8 million during the fiscal year ended June 30, 2008,

•	$31.1 million for depreciation of fixed assets, amortization of intangibles and expensed IPR&D, compared to $47.4 million during the fiscal year ended June 30, 2008, and

•	$21.7 million of benefit to R&D expense from external funding, compared to $20.4 million in the fiscal year ended June 30, 2008.

During the fiscal years ended June 30, 2009 and 2008, we expensed IPR&D of $8.6 million and $22.7 million, respectively, upon the completion of the acquisitions during the applicable fiscal year in connection with acquired intellectual property for which, as of the acquisition date, technological feasibility had not been established and no future alternative uses existed. The fair value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows from projects to their net present value. Future cash flows were estimated, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. We determined a discount rate for each project based on the relative risks inherent in the project’s development horizon, the estimated costs of development, and the level of technological change in the project and the industry, among other factors. IPR&D was expensed upon acquisition because technological feasibility had not been achieved and no future alternative uses existed. The development of these technologies remains a risk due to the remaining efforts to achieve technological feasibility, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements.

R&D expenses include the benefit of $13.7 million, $21.7 million and $20.4 million of external funding received during the fiscal years ended June 30, 2010, 2009 and 2008, respectively, for certain strategic development programs primarily from government grants. We expect our R&D expenses to increase with increases in our business activity levels as we accelerate our investments in critical programs focusing on new technologies and enhancements to existing products.

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

Selling, General and Administrative (“SG&A”)

	Year ended June 30,
(Dollar amounts in thousands)	2010	2009	2008	FY10 vs. FY09		FY09 vs. FY08
SG&A expenses	$361,372	$415,126	$464,890	$(53,754)	-13%	$(49,764)	-11%
Stock-based compensation expense included in SG&A expenses	$44,418	$52,476	$51,806	$(8,058)	-15%	$670	1%
SG&A expenses as a percentage of total revenues	20%	27%	18%	-7%		9%

SG&A expenses during the fiscal year ended June 30, 2010 were lower compared to the fiscal year ended June 30, 2009 primarily due to cost reduction activities initiated during the fiscal year ended June 30, 2009, the benefits of which were fully realized in the fiscal year ended June 30, 2010. In addition, $2.9 million of bad debt recovery was recorded during the fiscal year ended June 30, 2010, compared to $23.2 million of bad debt expense recorded during the fiscal year ended June 30, 2009. The following are expenses that were recorded in the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009:

•	$306.7 million for employee-related expenses, compared to $328.0 million during the fiscal year ended June 30, 2009,

•	$2.9 million of bad debt recovery, compared to $23.2 million of bad debt expense during the fiscal year ended June 30, 2009,

•	$48.7 million for depreciation of fixed assets and amortization of intangibles, compared to $59.2 million during the fiscal year ended June 30, 2009, and

•

$16.9 million for expenses and settlements, net, related to the shareholder litigation relating to our historical stock option practices, compared to $13.9 million during the fiscal year ended June 30, 2009.

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

Impairment of Goodwill and Purchased Intangible Assets

For the three months ended December 31, 2009, we performed our annual evaluation of goodwill by reporting unit and concluded that there was no impairment as of December 31, 2009. As of December 31, 2009, our assessment indicated that the fair value of our reporting units was substantially in excess of their estimated carrying values, and therefore goodwill in the reporting units was not impaired. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of the fiscal year ended June 30, 2010.

For the three months ended December 31, 2008, we performed our annual evaluation of goodwill by reporting unit and concluded that, as of December 31, 2008, the carrying value of our Metrology reporting unit exceeded its estimated fair value. As a result of the global economic downturn, reductions to our revenue and operating forecasts and a significant reduction in our market capitalization, we determined that the goodwill related to our Metrology reporting unit was fully impaired. As a result, we recorded a goodwill impairment charge of $272.1 million during the three months ended December 31, 2008.

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

Restructuring Charges

In March 2009, we announced a plan to further reduce our global workforce by approximately 10%, which followed our announcement in November 2008 of a global workforce reduction of approximately 15%. We have undertaken a number of cost reduction activities, including these workforce reductions, in an effort to lower our quarterly operating expense run rate. The program in the United States is accounted for in accordance with the authoritative guidance related to compensation for nonretirement post-employment benefits, whereas the programs in the international locations are accounted for in accordance with the authoritative guidance for contingencies. During the fiscal year ended June 30, 2010, we recorded a $4.5 million net restructuring charge, of which $2.2 million was recorded to costs of revenues, $0.4 million to engineering, research and development expense and $1.9 million to selling, general and administrative expense. These charges represent the estimated minimum liability associated with expected termination benefits to be provided to employees.

The following table shows the activity primarily related to severance and benefits expense for the fiscal years ended June 30, 2010 and 2009:

(In thousands)	Year ended June 30, 2010	Year ended June 30, 2009
Beginning Balance	$8,086	$1,333
Restructuring costs	5,580	40,596
Adjustments	(1,045)	(1,912)
Cash payments	(12,174)	(31,931)

Ending Balance	$447	$8,086

Substantially all of the remaining accrued restructuring balance as of June 30, 2010 related to our workforce reductions is expected to be paid out by the end of calendar year 2010.

Interest Income and Other, Net

	Year ended June 30,
(Dollar amounts in thousands)	2010	2009	2008
Interest income and other, net	$31,532	$30,749	$71,625
Interest expense	$54,517	$55,339	$10,767
Interest income and other, net as a percentage of total revenues	2%	2%	3%
Interest expense as a percentage of total revenues	3%	4%	0%

Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as gains or losses recorded upon settlement of certain foreign currency contracts. Interest income and other, net during the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009 remained flat. The decrease in interest income and other, net during the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 was primarily the result of lower interest income from our investment and cash portfolio due to lower market interest rates, as well as lower foreign currency transaction gain.

Interest expense in the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009 remained flat. The increase in interest expense in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 was primarily due to additional interest expense as a result of the issuance of $750 million aggregate principal amount of senior notes in the fourth quarter of the fiscal year ended June 30, 2008.

Provision for Income Taxes

The following table provides details of income taxes:

(In thousands)	Year ended June 30,
	2010	2009	2008
Income (loss) before income taxes	$291,181	$(602,531)	$560,234
Provision for (benefit from) taxes	78,881	(79,163)	201,151

Effective tax rate	27.1%	13.1%	35.9%

Tax expense has decreased during the fiscal year ended June 30, 2010 due to a year-over-year increase in the proportion of our income earned outside the United States in countries with lower income tax rates.

We incurred $12.0 million in additional tax expense during the fiscal year ended June 30, 2010 due to shortfalls from employee stock activity. Windfall tax benefits arise when a company’s tax deduction for employee stock activity exceeds book compensation for the same activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes.

We incurred $38.1 million in additional tax expense during the fiscal year ended June 30, 2009 due to a reduction in non-current deferred tax assets as a result of the adoption of California budget legislation, signed on February 20, 2009, which will allow a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. We expect to make the election to use the alternative method to attribute taxable income to California for our fiscal year ending June 30, 2012. The expense included a reduction in non-current deferred tax assets of $9.7 million and a $28.4 million valuation allowance on excess California research and development credits that we believe will not be utilized due to the effect of the lower apportionment rate.

Tax expense was also increased during the fiscal year ended June 30, 2009 due to a goodwill impairment charge of $277.0 million related to certain business units, which was non-deductible for tax purposes.

We incurred $52.9 million in additional tax expense during the fiscal year ended June 30, 2008 due to the implementation of our global manufacturing strategy. The incremental U.S. tax expense was a result of an inter-company licensing agreement related to the migration of manufacturing to Singapore.

The additional tax expense was partially offset by a tax benefit of $14.4 million during the year ended June 30, 2008 that we realized due to the revision of prior year cumulative undistributed earnings of foreign subsidiaries considered to be permanently reinvested outside the United States.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, non-deductible expenses incurred in connection with acquisitions, research and development credits as a percentage of aggregate pre-tax income, the domestic manufacturing deduction, non-taxable or non-deductible increases or decreases in the assets held within our Executive Deferred Savings Plan, the tax effects of employee stock activity and the effectiveness of our tax planning strategies.

For the fiscal year ending June 30, 2011, cumulative shortfalls from employee stock activity may continue to exceed cumulative windfalls from employee stock activity, and we may therefore report higher provision for income taxes as a result. Because we cannot determine all of the factors that will enter into our income tax expense computation for the fiscal year ended June 30, 2011, we cannot currently estimate this impact on our tax rate for the next fiscal year.

In the normal course of business, we are subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income or other taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made.

We are under United States federal income tax examination for the fiscal years ended June 30, 2007 through June 30, 2009, which represents all years for which tax returns have been filed and the statute of limitations has not expired. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2006. We are also subject to examinations in major foreign jurisdictions, including Japan, Israel and Singapore, for all years beginning from the fiscal year ended June 30, 2006 and are currently under tax examinations in various other foreign tax jurisdictions. It is possible that certain examinations may be concluded in the next twelve months. We believe it is possible that we may recognize up to $3.6 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations, and the resolution of agreements with various foreign tax authorities.

Liquidity and Capital Resources

	As of June 30,
(Dollar amounts in thousands)	2010	2009	2008
Cash and cash equivalents	$529,918	$524,967	$1,128,106
Marketable securities	1,004,126	804,917	451,277

Total cash, cash equivalents and marketable securities	$1,534,044	$1,329,884	$1,579,383

Percentage of total assets	39%	37%	33%

	Year ended June 30,
(In thousands)	2010	2009	2008
Net cash provided by operating activities	$447,800	$195,684	$662,611
Net cash provided by (used in) investing activities	(227,964)	(484,900)	58,063
Net cash used in financing activities	(216,331)	(299,117)	(318,938)
Effect of exchange rate changes on cash and cash equivalents	1,446	(14,806)	3,859

Net increase (decrease) in cash and cash equivalents	$4,951	$(603,139)	$405,595

At June 30, 2010, our cash, cash equivalents and marketable securities totaled $1.5 billion, an increase of $204 million from June 30, 2009. We have historically financed our operations through cash generated from operations. Cash provided by operating activities was $448 million and $196 million for the fiscal years ended June 30, 2010 and 2009, respectively.

Cash provided by operating activities during the fiscal year ended June 30, 2010 increased compared to the fiscal year ended June 30, 2009 from $196 million to $448 million primarily as a result of the following key factors:

•

Lower operating expenses during the fiscal year ended June 30, 2010, reduced by approximately $165 million as compared to the fiscal year ended June 30, 2009, resulting primarily from our cost cutting measures initiated during the fiscal year ended June 30, 2009, the benefits of which were fully realized in the fiscal year ended June 30, 2010,

•

No material cash payments in the settlement of litigation during the fiscal year ended June 30, 2010, as compared to a cash payment of $65 million during the fiscal year ended June 30, 2009 in connection with the settlement of the shareholder class action litigation related to our historical stock option practices,

•	Increase in customer collections by approximately $58 million during the fiscal year ended June 30, 2010 as compared to the fiscal year ended June 30, 2009, and

•	Increase in taxes paid of approximately $26 million during the fiscal year ended June 30, 2010 as compared to the fiscal year ended June 30, 2009.

Cash used in investing activities during the fiscal year ended June 30, 2010 declined compared to the fiscal year ended June 30, 2009 from $485 million to $228 million primarily as a result of the following key factors:

•	Decrease of $140 million in acquisitions, primarily driven by the acquisition of the MIE business unit during the fiscal year ended June 30, 2009,

•

Decrease in the use of cash for purchases of available-for-sale and trading securities, net of sales and maturities, of approximately $141 million during the fiscal year ended June 30, 2010 as compared to the fiscal year ended June 30, 2009, partially offset by

•	Decrease in cash collections by approximately $16 million during the fiscal year ended June 30, 2010 from sale of assets, as compared to the fiscal year ended June 30, 2009.

Cash used in financing activities during the fiscal year ended June 30, 2010 declined compared to the fiscal year ended June 30, 2009 from $299 million to $216 million as a result of lower common stock repurchases. We repurchased $136 million of our common stock during the fiscal year ended June 30, 2010, as compared to $227 million in stock repurchases during the fiscal year ended June 30, 2009.

Cash provided by operating activities during the fiscal year ended June 30, 2009 decreased compared to the fiscal year ended June 30, 2008 from $663 million to $196 million primarily as a result of the following key factors:

•	Lower customer collections as a result of a decline in revenue during the fiscal year ended June 30, 2009, reduced by approximately $862 million as compared to the fiscal year ended June 30, 2008,

•	Decrease of $78 million in interest income during the fiscal year ended June 30, 2009 as compared to fiscal year ended June 30, 2008, primarily due to lower market interest rates,

•

Cash payments of $65 million in the settlement of litigation in connection with the settlement of the shareholder class action litigation related to our historical stock option practices during the fiscal year ended June 30, 2009, as compared to no such payments during the fiscal year ended June 30, 2008,

•

Interest payments of $52 million on the $750 million of our outstanding senior notes during the fiscal year ended June 30, 2009, as compared to no such payments during the fiscal year ended June 30, 2008, partially offset by

•	Reduced operating expenses by approximately $346 million during the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008, primarily from our cost reduction measures, and

•	Lower tax payments of $238 million during the fiscal year ended June 30, 2009, as compared to the fiscal year ended June 30, 2008.

Cash flow from investing activities during the fiscal year ended June 30, 2009 declined compared to the fiscal year ended June 30, 2008 from $58 million of cash provided by investing activities to $485 million of cash used in investing activities, primarily as a result of the following key factors:

•

Increase in the use of cash for purchases of available-for-sale and trading securities, net of sales and maturities, of approximately $884 million during the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008,

•

Decrease in cash collections by approximately $47 million during the fiscal year ended June 30, 2009 from sale of real estate assets, as compared to the fiscal year ended June 30, 2008, partially offset by

•

Decrease of $353 million in acquisition expenses during the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008, primarily driven by our acquisition of ICOS for net cash consideration of approximately $489 million during the fiscal year ended June 30, 2008 and our acquisition of the MIE business unit of Vistec Semiconductor Systems for net cash consideration of approximately $141 million during the fiscal year ended June 30, 2009, and

•	Lower capital expenditures during the fiscal year ended June 30, 2009 by approximately $35 million, as compared to the fiscal year ended June 20, 2008.

Cash used in financing activities during the fiscal year ended June 30, 2009 declined compared to the fiscal year ended June 30, 2008 from $319 million to $299 million as a result of lower common stock repurchases, largely offset by cash proceeds from the issuance of long-term debt. We repurchased $227 million of our common stock during the fiscal year ended June 30, 2009, as compared to $1.1 billion in stock repurchases during the fiscal year ended June 30, 2008.

During the fiscal year ended June 30, 2009, we announced plans to reduce our global workforce by approximately 15% and 10% in November 2008 and March 2009, respectively. We recorded $4.5 million and $38.7 million in net restructuring charges during the fiscal years ended June 30, 2010 and 2009, respectively. As of June 30, 2010, we have paid out approximately $44.1 million in restructuring payments. The remaining balance will be paid out by the end of calendar year 2010.

The total amount of dividends paid during the fiscal years ended June 30, 2010, 2009 and 2008 was $102.4 million, $102.1 million and $108.5 million, respectively.

The shares repurchased under our share repurchase program have decreased our basic and diluted weighted-average shares outstanding. The decrease was partially offset by additional shares issued upon the exercise of employee stock options and in connection with stock purchases under our Employee Stock Purchase Plan. In October 2008, we suspended our stock repurchase program, and we subsequently restarted the program in February 2010.

Contractual Obligations

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2010:

	Fiscal year ending June 30,
(In thousands)	Total	2011	2012	2013	2014	2015	Thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$—	$750,000	—
Interest expense associated with long-term debt obligations	405,375	51,750	51,750	51,750	51,750	51,750	146,625	—
Purchase commitments	338,097	334,050	2,700	603	491	253	—	—
Non-current income tax payable(2)	58,982	—	—	—	—	—	—	58,982
Operating leases	28,505	8,779	5,848	3,970	2,876	1,849	5,183	—
Pension obligations	24,240	1,735	1,572	1,960	1,927	2,541	14,505	—

Total contractual cash obligations	$1,605,199	$396,314	$61,870	$58,283	$57,044	$56,393	$916,313	$58,982

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.
(2)	Represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, from time to time we will discount, without recourse, letters of credit (“LCs”) received from customers in payment for goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid during the years ended June 30, 2010, 2009 and 2008:

	Year ended June 30,
(In thousands)	2010	2009	2008
Receivables sold under factoring agreements	$107,666	$262,998	$290,250
Proceeds from sales of LCs	$37,226	$27,799	$39,379
Discounting fees paid on sales of LCs(1)	$189	$145	$232

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

We maintain guarantee arrangements of $16.7 million in various locations to fund customs guarantees for VAT and LC needs of our subsidiaries in Europe and Asia. Approximately $14.4 million was outstanding under these arrangements as of June 30, 2010.

We maintain certain purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. We estimate our purchase commitments as of June 30, 2010 to be approximately $338.1 million, most of which is due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

Working capital increased to $2.1 billion as of June 30, 2010, compared to $1.9 billion as of June 30, 2009. This increase is primarily due to cash generated from operations, offset by cash payments for the share repurchase program, cash payments of dividends to stockholders, and purchases of fixed assets. As of June 30, 2010, our principal sources of liquidity consisted of $1.5 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

Our investment portfolio included auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are typically issued in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa. In February 2008, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that we held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

By letter dated August 8, 2008, we received notification from UBS AG (“UBS”), in connection with a settlement entered into between UBS and certain regulatory agencies, offering to repurchase all of our auction rate security holdings at par value. We formally accepted the settlement offer and entered into a repurchase agreement (“Agreement”) with UBS on November 11, 2008 (“Acceptance Date”). By accepting the Agreement, we (1) received the right (“Put Option”) to sell our auction rate securities at par value to UBS between June 30, 2010 and June 30, 2012 and (2) gave UBS the right to purchase the auction rate securities from us any time after the Acceptance Date as long as we receive the par value. As of June 30, 2009, we had $40.7 million par value of auction rate securities. During the fiscal year ended June 30, 2010, $23.9 million of the auction rate securities were called at par by the issuers. The Put Option was exercised on June 30, 2010 to sell the remaining auction rate securities of $16.8 million at par value and was subsequently settled. As of June 30, 2010, those remaining auction rate securities that had been sold but had not yet been settled as of such date are included in marketable securities and valued at par.

We accounted for the Put Option as a freestanding financial instrument, and during the three months ended December 31, 2008, we made an election to transfer these auction rate securities from available for sale to trading securities.

In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. We are in compliance with all of our covenants as at June 30, 2010.

Our credit ratings and outlooks as of July 22, 2010 are summarized below.

Rating Agency	Rating	Outlook
Fitch	BBB	Stable
Moody’s	Baa1	Stable
Standard & Poor’s	BBB	Negative

Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy.

Off-Balance Sheet Arrangements

Under our foreign currency risk management strategy, we utilize derivative instruments to protect our interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program, which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 16, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for a detailed description). Our outstanding hedge contracts, with maximum maturity of 18 months, were as follows:

	As of June 30,
(In thousands)	2010	2009
Cash flow hedge contracts
Purchase	$15,835	$—
Sell	(32,853)	(36,938)
Other foreign currency hedge contracts
Purchase	82,535	73,914
Sell	(104,414)	(106,080)

Net	$(38,897)	$(69,104)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of June 30, 2010. Actual results may differ materially.

As of June 30, 2010, we had an investment portfolio of fixed income securities of $1.0 billion, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2010, the fair value of the portfolio would decline by $1.3 million.

As of June 30, 2010, we had net forward and option contracts to sell $38.9 million in foreign currency in order to hedge certain currency exposures (detail of these contracts and hedging activities is included in Note 16, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements). If we had entered into these contracts on June 30, 2010, the U.S. dollar equivalent would have been $44.4 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $21.5 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.

In April 2008, we issued $750 million aggregate principal amount of 6.90% senior unsecured notes due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. At June 30, 2010, the book value and the fair value of our fixed rate debt were $745.7 million and $834.4 million, respectively. At June 30, 2009, the book value and the fair value of our fixed rate debt were $745.2 million and $702.0 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLA-TENCOR CORPORATION

Consolidated Balance Sheets

	As of June 30,
(In thousands, except per share data)	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$529,918	$524,967
Marketable securities	1,004,126	804,917
Accounts receivable, net	440,125	210,143
Inventories, net	401,730	370,206
Deferred income taxes	328,522	261,121
Other current assets	131,044	227,263

Total current assets	2,835,465	2,398,617

Land, property and equipment, net	236,752	291,878
Goodwill	328,006	329,379
Purchased intangibles, net	117,336	149,080
Other non-current assets	389,497	440,584

Total assets	$3,907,056	$3,609,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$107,938	$63,485
Deferred system profit	204,764	95,820
Unearned revenue	37,026	46,236
Other current liabilities	422,059	341,441

Total current liabilities	771,787	546,982

Non-current liabilities:
Long-term debt	745,747	745,204
Income tax payable	53,492	49,738
Unearned revenue	20,354	23,059
Other non-current liabilities	69,065	60,163

Total liabilities	1,660,445	1,425,146

Commitments and contingencies (Notes 13 and 14)

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 239,132 and 237,714 shares issued, 168,043 and 170,669 shares outstanding, as of June 30, 2010 and June 30, 2009, respectively	168	171
Capital in excess of par value	921,292	835,306
Retained earnings	1,356,454	1,370,132
Accumulated other comprehensive income (loss)	(31,303)	(21,217)

Total stockholders’ equity	2,246,611	2,184,392

Total liabilities and stockholders’ equity	$3,907,056	$3,609,538

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION

Consolidated Statements of Operations

	Year ended June 30,
(In thousands, except per share data)	2010	2009	2008
Revenues:
Product	$1,324,270	$1,062,126	$2,030,224
Service	496,490	458,090	491,492

Total revenues	1,820,760	1,520,216	2,521,716

Costs and operating expenses:
Costs of revenues	815,662	864,824	1,134,856
Engineering, research and development	329,560	371,463	409,973
Selling, general and administrative	361,372	415,126	464,890
Goodwill and purchased intangible assets impairment	—	446,744	12,621

Total costs and operating expenses	1,506,594	2,098,157	2,022,340

Income (loss) from operations	314,166	(577,941)	499,376
Interest income and other, net	31,532	30,749	71,625
Interest expense	54,517	55,339	10,767

Income (loss) before income taxes	291,181	(602,531)	560,234
Provision for (benefit from) income taxes	78,881	(79,163)	201,151

Net income (loss)	$212,300	$(523,368)	$359,083

Net income (loss) per share:
Basic	$1.24	$(3.07)	$1.99

Diluted	$1.23	$(3.07)	$1.95

Cash dividend paid per share	$0.60	$0.60	$0.60

Weighted-average number of shares:
Basic	170,652	170,253	180,594

Diluted	173,034	170,253	184,259

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION

Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balances at June 30, 2007	191,364	967,886	2,570,751	11,405	3,550,042
Components of comprehensive income:
Net income	—	—	359,083	—	359,083
Change in unrealized loss on defined benefit plan assets, net of tax	—	—	—	(498)	(498)
Change in unrealized gain on investments	—	—	—	180	180
Currency translation adjustments	—	—	—	46,134	46,134
Deferred losses on cash flow hedging instruments	—	—	—	(9,537)	(9,537)

Total comprehensive income					395,362

Cumulative effect of adoption of income tax guidance	—	—	(8,455)	—	(8,455)
Net issuance under employee stock plans	4,170	155,635	—	—	155,635
Repurchase of common stock	(21,496)	(510,554)	(608,441)	—	(1,118,995)
Cash dividends paid ($0.60 per share)	—	—	(108,521)	—	(108,521)
Stock-based compensation	—	106,013	—	—	106,013
Tax benefits of stock option transactions	—	10,649	—	—	10,649

Balances at June 30, 2008	174,038	729,629	2,204,417	47,684	2,981,730
Components of comprehensive loss:
Net loss	—	—	(523,368)	—	(523,368)
Change in unrealized loss on defined benefit plan assets, net of tax	—	—	—	2,467	2,467
Change in unrealized gain on investments, net of tax	—	—	—	4,829	4,829
Currency translation adjustments	—	—	—	(79,463)	(79,463)
Deferred gains on cash flow hedging instruments, net of tax	—	—	—	3,266	3,266

Total comprehensive loss					(592,269)

Net issuance under employee stock plans	3,041	27,856	—	—	27,856
Repurchase of common stock	(6,410)	(9,930)	(208,768)	—	(218,698)
Cash dividends paid ($0.60 per share)	—	—	(102,149)	—	(102,149)
Stock-based compensation	—	105,535	—	—	105,535
Tax charges for stock option transactions	—	(17,613)	—	—	(17,613)

Balances at June 30, 2009	170,669	835,477	1,370,132	$(21,217)	2,184,392
Components of comprehensive income:
Net income	—	—	212,300	—	212,300
Change in unrealized loss on defined benefit plan assets, net of tax	—	—	—	(4,446)	(4,446)
Change in unrealized gain on investments, net of tax	—	—	—	36	36
Currency translation adjustments	—	—	—	(5,439)	(5,439)
Deferred losses on cash flow hedging instruments, net of tax	—	—	—	(237)	(237)

Total comprehensive income					202,214

Net issuance under employee stock plans	1,999	22,353	—	—	22,353
Repurchase of common stock	(4,625)	(17,341)	(123,569)	—	(140,910)
Cash dividends paid ($0.60 per share)	—	—	(102,409)	—	(102,409)
Stock-based compensation	—	85,982	—	—	85,982
Tax charges for stock option transactions	—	(5,011)	—	—	(5,011)

Balances at June 30, 2010	168,043	$921,460	$1,356,454	$(31,303)	$2,246,611

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION

Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$212,300	$(523,368)	$359,083
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	87,348	135,848	126,376
Goodwill, purchased intangible asset and long-lived asset impairment charges	15,149	452,620	13,685
Net gain on sale of real estate assets	(2,984)	(4,071)	(20,163)
Non-cash stock-based compensation	85,982	105,535	106,468
Provision for doubtful accounts	(2,888)	23,279	—
Net loss (gain) on sale of marketable securities and other investments	(5,077)	635	(7,993)
Deferred income taxes	(19,865)	59,697	16,644
Tax benefit (charge) from equity awards	(5,133)	(17,880)	10,649
Excess tax benefit from equity awards	—	(1,691)	(7,899)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Decrease (increase) in accounts receivable, net	(220,857)	277,331	149,309
Decrease (increase) in inventories	(27,715)	120,249	100,168
Decrease (increase) in other assets	102,033	17,729	(94,787)
Increase (decrease) in accounts payable	44,381	(46,796)	7,162
Increase (decrease) in deferred system profit	108,943	(54,978)	(50,950)
Increase (decrease) in other liabilities	76,183	(348,455)	(45,141)

Net cash provided by operating activities	447,800	195,684	662,611

Cash flows from investing activities:
Acquisitions of businesses, net of cash received	(1,500)	(141,399)	(494,036)
Capital expenditures, net	(30,202)	(22,226)	(57,323)
Proceeds from sale of assets	5,878	21,814	68,787
Purchase of available-for-sale securities	(1,080,412)	(1,008,905)	(1,129,522)
Proceeds from sale of available-for-sale securities	702,826	554,958	1,647,728
Proceeds from maturity of available-for-sale securities	152,144	98,333	16,865
Purchase of trading securities	(77,295)	(67,240)	(91,236)
Proceeds from sale of trading securities	100,597	79,765	96,800

Net cash provided by (used in) investing activities	(227,964)	(484,900)	58,063

Cash flows from financing activities:
Issuance of long-term debt, net of discounts	—	—	744,570
Issuance of common stock	35,867	40,108	155,635
Tax withholding payments related to vested and released restricted stock units	(13,514)	(12,252)	—
Payment of dividends to stockholders	(102,409)	(102,149)	(108,521)
Excess tax benefit from equity awards	—	1,691	7,899
Common stock repurchases	(136,275)	(226,515)	(1,111,170)
Debt issuance costs	—	—	(7,351)

Net cash used in financing activities	(216,331)	(299,117)	(318,938)

Effect of exchange rate changes on cash and cash equivalents	1,446	(14,806)	3,859

Net increase (decrease) in cash and cash equivalents	4,951	(603,139)	405,595
Cash and cash equivalents at beginning of period	524,967	1,128,106	722,511

Cash and cash equivalents at end of period	$529,918	$524,967	$1,128,106

Supplemental cash flow disclosures:
Income taxes paid (refund received), net	$(13,989)	$(23,144)	$250,327
Interest paid	$52,438	$56,021	$3,195

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

The Consolidated Financial Statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Variable Interest Entities. The Financial Accounting Standards Board (“FASB”) requires that if the Company is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the Company’s consolidated financial statements. KLA-Tencor has concluded that none of the Company’s equity investments are material to the Company’s financial position and do not require consolidation as they are either not variable interest entities or, of the equity investments that are variable interest entities, KLA-Tencor is not considered to be the primary beneficiary based on an assessment performed by management.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Inventories. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Demonstration units are stated at their manufacturing cost, and written down to state the demonstration units at their net realizable value. The Company reviews and sets standard costs semi-annually at current manufacturing costs in order to approximate actual costs. The Company’s manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are recognized as current period charges. The Company writes down product inventory based on forecasted demand and technological obsolescence and parts inventory based on past usage. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.

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

Property and Equipment. Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets, which are generally thirty to thirty-five years for buildings, ten to fifteen years for leasehold improvements, five to seven years for furniture and fixtures, and two to five years for machinery and equipment. Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Construction in process assets are not depreciated until the assets are placed in service. Depreciation expense for the fiscal years ended June 30, 2010, 2009 and 2008 was $43.5 million, $54.7 million and $60.6 million, respectively.

Goodwill and Intangible Assets. The Company assesses goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See Note 6, “Goodwill and Purchased Intangible Assets” for a detailed description. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company conducted its annual evaluation of goodwill by reporting unit during the quarter ended December 31, 2009 and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of the fiscal year ended June 30, 2010.

Impairment of Long-Lived Assets. KLA-Tencor evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. Such an impairment charge would be measured as the excess of the carrying value of the asset over its fair value.

Software Development Costs. KLA-Tencor capitalizes certain internal and external costs incurred to acquire and create internal use software. Capitalized software is included in property and equipment when development is complete and is depreciated over three to five years when placed in service.

Concentration of Credit Risk. Financial instruments that potentially subject KLA-Tencor to significant concentrations of credit risk consist primarily of cash equivalents, short-term and non-current marketable

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

KLA-Tencor’s manufacturing subsidiaries in Germany, Israel, Belgium, Hong Kong and Singapore use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are remeasured using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment that are remeasured using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting remeasurement gains and losses are included in the Consolidated Statements of Operations as incurred.

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

All of KLA-Tencor’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments adjusted for risk of non-performance. For derivative instruments designated and qualifying as cash flow hedges of forecasted foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

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

Revenue Recognition. KLA-Tencor recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. KLA-Tencor derives revenue from three sources—sales of systems, spare parts and services. KLA-Tencor typically recognizes revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. Under certain circumstances, however, KLA-Tencor recognizes revenue prior to written acceptance from the customer, as follows:

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

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

The deferred system profit balance as of June 30, 2010 and 2009 was $204.8 million and $95.8 million, respectively, and equals the amount of deferred system revenue that was invoiced and due on shipment, less applicable product and warranty costs. Deferred system revenue represents the value of products that have been shipped and billed to customers which has not met the revenue recognition criteria of the Company. Deferred system profit does not include the profit associated with product shipments to customers in Japan, to whom title does not transfer until customer acceptance. Shipments to customers in Japan are classified as inventory at cost until the time of acceptance.

KLA-Tencor also defers the fair value of non-standard warranty bundled with equipment sales as unearned revenue. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is recognized ratably as revenue when the applicable warranty term period commences. The unearned revenue balance was $57.4 million and $69.3 million as of June 30, 2010 and 2009, respectively.

Revenue Recognition for Certain Arrangements with Software Elements and/or Multiple Deliverables. In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple-deliverable revenue arrangements to:

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

•	VSOE—the price at which the Company sells the element in a separate stand-alone transaction.

•	TPE—evidence from the Company or other companies of the value of a largely interchangeable element in a transaction.

•	ESP—the Company’s best estimate of the selling price of an element in a transaction.

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

Strategic Development Agreements. Gross engineering, research and development expenses were partially offset by $13.7 million, $21.7 million and $20.4 million in external funding received under certain strategic development programs primarily from government grants in the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

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

Advertising Expenses. Advertising costs are expensed as incurred. Advertising expenses for the fiscal years ended June 30, 2010, 2009 and 2008 were $1.6 million, $2.3 million and $4.5 million, respectively.

Income Taxes. KLA-Tencor accounts for income taxes in accordance with the authoritative guidance, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. The Company has determined that a valuation allowance was necessary against a portion of the deferred tax assets, but that its future taxable income will be sufficient to recover the remainder of its deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company could be required to record a valuation allowance against its deferred tax assets. This would result in an increase to the Company’s tax provision in the period in which the Company determined that the recovery was not probable.

On July 1, 2007, the Company adopted the authoritative guidance that contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

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

Recent Accounting Pronouncements.

In April 2010, the Financial Accounting Standards Board (“FASB”) amended its guidance on share-based payment awards denominated in certain currencies. The amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

otherwise qualifies as equity. This amendment becomes effective for the Company’s interim period ending September 30, 2011. The Company does not expect the implementation to have a material impact on its financial position, results of operations or cash flows.

In April 2010, the FASB amended the authoritative guidance addressing accounting for arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as “milestones.” The scope of the new guidance is limited to milestones in arrangements that involve research or development activities, such as the successful completion of a drug study phase. The amendment provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A vendor that is affected by the amendments is required to provide a description of the overall arrangement, a description of each milestone and related contingent consideration, a determination of whether each milestone is considered substantive, the factors that the entity considered in determining whether the milestone or milestones are substantive, and the amount of consideration recognized during the period for the milestone or milestones. This amendment becomes effective for the Company’s interim period ending September 30, 2010, and the Company does not expect the amendment to have a material impact on its financial position, results of operations or cash flows.

In March 2010, the FASB amended the authoritative guidance on derivatives and hedging. The amendment addresses the scope exception related to embedded credit derivatives to clarify when analysis of an embedded credit derivative for bifurcation from the host contract is not required. It specifies that embedded credit derivatives not qualifying for the scope exception, such as an embedded derivative related to a credit default swap on a referenced credit, would be subject to a bifurcation analysis even if their effects are allocated to interests in subordinated tranches of securitized financial instruments. The amended guidance requires that an entity separately disclose, on an instrument-by-instrument basis, the gross gains and gross losses that comprise the cumulative-effect adjustment that results from adopting the amended guidance. The amended guidance becomes effective for our interim period ending September 30, 2010. The Company currently does not hold such derivatives, and does not expect the amendment to have a material impact on its financial position, results of operations or cash flows.

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

In February 2010, the FASB amended its guidance on subsequent events. The amendment states that entities that are required to file or furnish their financial statements with the SEC are no longer required to disclose the date through which the entity has evaluated subsequent events. This amendment was effective for the Company’s interim reporting period ended March 31, 2010, and the implementation did not have an impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature.

In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements was effective for the Company’s interim reporting period ended March 31, 2010. The implementation did not have an impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurements disclosures becomes effective for the Company’s interim reporting period ending September 30, 2011, and the Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

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

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

In April 2009, the FASB issued authoritative guidance for business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance will require such contingencies to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with authoritative guidance for contingencies. The guidance became effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company did not complete any material business combinations during the fiscal year ended June 30, 2010, and the effect of this guidance, if any, on the Company’s financial position, results of operations and cash flows in future periods will depend on the nature and significance of business combinations subject to this guidance.

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

In December 2008, the FASB issued authoritative guidance for an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The guidance requires annual disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The annual disclosure requirement under this guidance was effective for the Company’s fiscal year ending June 30, 2010. The implementation resulted in additional qualitative disclosures but did not change the accounting treatment for post-retirement benefit plans.

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

NOTE 2—FAIR VALUE MEASUREMENTS

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

As of June 30, 2010, the Company did not elect the fair value option that permits companies to measure eligible financial instruments at fair value for any financial assets and liabilities that were not previously measured at fair value.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Fair Value Hierarchy. The authoritative guidance for fair value measurements establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The types of instruments valued based on unobservable inputs include the auction rate securities that were held by the Company prior to June 30, 2010. Such instruments are generally classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of these auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 were as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasuries	$42,293	$35,194	$7,099	—
U.S. Government agency securities	250,280	243,144	7,136	—
Municipal bonds	55,459	—	55,459	—
Corporate debt securities	603,156	—	603,156	—
Money market, bank deposits and other	373,081	373,070	11	—
Sovereign securities	39,355	10,500	28,855	—
Auction rate securities	16,825	—	—	16,825

Total marketable securities	1,380,449	661,908	701,716	16,825

Money market and other	4	4	—	—
Mutual funds	109,226	85,254	23,972	—

Executive deferred savings plan	109,230	85,258	23,972	—

Derivative assets	296	—	296	—
Total financial assets	$1,489,975	$747,166	$725,984	$16,825

Derivative liabilities	$(5,824)	$—	$(5,824)	$—

Total financial liabilities	$(5,824)	$—	$(5,824)	$—

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 were as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasuries	$86,411	$61,453	$24,958	—
U.S. Government agency securities	279,696	222,132	57,564	—
Municipal bonds	30,420	—	30,420	—
Corporate debt securities	352,444	55,477	296,967	—
Money market, bank deposits and other	325,014	325,014	—	—
Sovereign securities	10,361	—	10,361	—
Auction rate securities	38,168			38,168

Total marketable securities	1,122,514	664,076	420,270	38,168

Money market and other	32	32	—	—
Mutual funds	107,192	107,192	—	—

Executive deferred savings plan	107,224	107,224	—	—

Derivative assets	4,659	—	2,243	2,416
Total financial assets	$1,234,397	$771,300	$422,513	$40,584

Derivative liabilities	$(2,799)	$—	$(2,799)	$—

Total financial liabilities	$(2,799)	$—	$(2,799)	$—

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Balance Sheet as of June 30, 2010 as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$376,323	$356,224	$20,099	$—
Marketable securities	1,004,126	305,684	681,617	16,825
Other current assets	296	—	296	—
Other non-current assets	109,230	85,258	23,972	—

Total financial assets	$1,489,975	$747,166	$725,984	$16,825

Other current liabilities	$(5,824)	$—	$(5,824)	$—

Total financial liabilities	$(5,824)	$—	$(5,824)	$—

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Balance Sheet as of June 30, 2009 as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$317,597	$317,597	$—	$—
Marketable securities	804,917	346,479	420,270	38,168
Other current assets	4,659	—	2,243	2,416
Other non-current assets	107,224	107,224	—	—

Total financial assets	$1,234,397	$771,300	$422,513	$40,584

Other current liabilities	$(2,799)	$—	$(2,799)	$—

Total financial liabilities	$(2,799)	$—	$(2,799)	$—

Changes in our Level 3 securities for the fiscal year ended June 30, 2010 and 2009 were as follows:

	2010	2009
Beginning aggregate estimated fair value of Level 3 securities	$40,584	$42,147
Total unrealized gains or (losses)
Unrealized gain included in other comprehensive income	—	22
Unrealized loss included in income	66	(6,482)
Reversal of unrealized loss associated with transfer of securities to trading securities	—	1,281
Net purchases (settlements)	(23,825)	3,616

Ending aggregate estimated fair value of Level 3 securities	$16,825	$40,584

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 3—FINANCIAL STATEMENT COMPONENTS

Consolidated Balance Sheets

	As of June 30,
(In thousands)	2010	2009
Accounts receivable, net:
Accounts receivable, gross	$471,999	$245,618
Allowance for doubtful accounts	(31,874)	(35,475)

	$440,125	$210,143

Inventories, net:
Service parts	$131,951	$146,724
Raw materials	123,301	99,383
Work-in-process	95,641	66,292
Finished goods and demonstration equipment	50,837	57,807

	$401,730	$370,206

Other current assets:
Prepaid expense	$39,121	$61,854
Income tax related receivables	47,934	138,500
Other current assets	43,989	26,909

	$131,044	$227,263

Land, property and equipment, net:
Land	$41,807	$52,493
Buildings and improvements	122,467	132,872
Machinery and equipment	443,351	410,643
Office furniture and fixtures	23,345	23,976
Leasehold improvements	101,936	106,811
Construction in process	2,603	1,171

	735,509	727,966
Less: accumulated depreciation and amortization	(498,757)	(436,088)

	$236,752	$291,878

Other non-current assets:
Long-term investments	$132,829	$128,776
Deferred tax assets—long-term	244,927	295,536
Other	11,741	16,272

	$389,497	$440,584

Other current liabilities:
Warranty and retrofit obligations	$22,650	$21,812
Compensation and benefits	268,446	176,828
Income taxes payable	35,340	15,536
Interest payable	8,769	8,769
Accrued litigation costs	10,439	4,848
Other accrued expenses	76,415	113,648

	$422,059	$341,441

Accumulated other comprehensive income (loss):
Currency translation adjustments	$(27,701)	$(22,260)
Losses on cash flow hedging instruments, net of tax benefits of $(754) in 2010 and $(608) in 2009	(1,241)	(1,005)
Unrealized gains (losses) on investments, net of taxes (benefits) of $2,163 in 2010 and $2,133 in 2009	3,562	3,525
Unrealized losses of defined benefit pension plan, net of tax benefits of $(3,721) in 2010 and $(943) in 2009	(5,923)	(1,477)

	$(31,303)	$(21,217)

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

As of June 30, 2010 and 2009, the net book value of property and equipment includes assets held for sale of $19.3 million and $4.7 million, respectively.

Consolidated Statements of Operations

	Year ended June 30,
(In thousands)	2010		2009	2008
Interest income and other, net:
Interest income	$17,512		$27,157	$47,009
Foreign exchange gains (loss), net	(5,009)		5,375	13,243
Realized gain (losses) on sale of investments	4,021		(568)	10,138
Other	15,008	(1)	(1,215)	1,235

	$31,532		$30,749	$71,625

(1)	Includes a benefit of $15.9 million the Company recorded upon expiration of a statute of limitations related to an uncertainty in the Company’s position with respect to a foreign transaction-based tax.

NOTE 4—MARKETABLE SECURITIES

The amortized costs and estimated fair value of marketable securities as of June 30, 2010 and 2009 were as follows:

As of June 30, 2010 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$42,182	$112	$(1)	$42,293
U.S. Government agency securities	249,182	1,108	(10)	250,280
Municipal bonds	55,171	368	(80)	55,459
Corporate debt securities	599,118	5,314	(1,276)	603,156
Money market, bank deposits and other	373,081	—	—	373,081
Sovereign obligations	39,166	210	(21)	39,355
Auction rate securities	16,825	—	—	16,825

Subtotal	1,374,725	7,112	(1,388)	1,380,449
Less: Cash equivalents	376,316	7	—	376,323

Marketable securities	$998,409	$7,105	$(1,388)	$1,004,126

As of June 30, 2009 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$85,843	$576	$(7)	$86,412
U.S. Government agency securities	277,762	2,089	(155)	279,696
Municipal bonds	30,228	260	(68)	30,420
Corporate debt securities	349,522	3,478	(557)	352,443
Money market, bank deposits and other	325,014	—	—	325,014
Sovereign obligations	10,319	73	(31)	10,361
Auction rate securities	40,650	—	(2,482)	38,168

Subtotal	1,119,338	6,476	(3,300)	1,122,514
Less: Cash equivalents	317,597	—	—	317,597

Marketable securities	$801,741	$6,476	$(3,300)	$804,917

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

KLA-Tencor’s investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity. The following table summarizes the fair value and gross unrealized losses of its investments, aggregated by investment instrument and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2010:

(In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasuries	$5,030	$(1)
U.S. Government agency securities	16,928	(10)
Municipal bonds	8,510	(80)
Corporate debt securities	84,029	(1,276)
Sovereign obligations	14,965	(21)

Total	$129,462	$(1,388)

(1)	Of the total gross unrealized losses, there were no amounts that have been in a loss position for 12 months or more.

The contractual maturities of securities classified as available-for-sale as of June 30, 2010, regardless of the consolidated balance sheet classification, are as follows:

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$234,206	$235,324
Due after one year through three years	747,378	751,977

	$981,584	$987,301

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized gain for the fiscal year ended June 30, 2010 was approximately $4.0 million. Net realized loss for the fiscal year ended June 30, 2009 was approximately $0.6 million. Net realized gain for the fiscal year ended June 30, 2008 was approximately $10.2 million.

During the fiscal years ended June 30 2008, 2009 and 2010, the Company’s investment portfolio included auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by the Company are backed by student loans and are collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa. In February 2008, because sell orders exceeded buy orders, auctions failed for approximately $48.2 million in par value of municipal auction rate securities held by the Company. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

security matures. By letter dated August 8, 2008, the Company received notification from UBS AG (“UBS”), in connection with a settlement entered into between UBS and certain regulatory agencies, offering to repurchase all of the Company’s auction rate security holdings at par value. The Company formally accepted the settlement offer and entered into a repurchase agreement (“Agreement”) with UBS on November 11, 2008 (“Acceptance Date”). By accepting the Agreement, the Company (1) received the right (“Put Option”) to sell its auction rate securities at par value to UBS between June 30, 2010 and June 30, 2012 and (2) gave UBS the right to purchase the auction rate securities from the Company any time after the Acceptance Date as long as the Company receives the par value. As of June 30, 2009, the Company had $40.7 million par value of auction rate securities. During the fiscal year ended June 30, 2010, $23.9 million of the auction rate securities were called at par by the issuers. The Put Option was exercised on June 30, 2010 to sell the remaining auction rate securities of $16.8 million at par value and was subsequently settled. As of June 30, 2010, those remaining auction rate securities that had been sold but had not yet been settled as of such date are included in marketable securities and valued at par.

The Company accounted for the Put Option as a freestanding financial instrument, and during the three months ended December 31, 2008, it made an election to transfer these auction rate securities from available for sale to trading securities.

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

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $33.1 million of goodwill is assigned to the defect inspection reporting unit, which is not expected to be deductible for tax purposes. This acquisition provided the Company with a line of mask registration measurement tools to complement the Company’s previously existing mask inspection products. In addition, through the acquisition the Company acquired a provider of SEM-based tools for mask critical dimension measurement. Other technologies of the MIE business unit acquired by the Company in the transaction included macro defect inspection systems, overlay measurement systems for microelectromechanical systems (“MEMS”) applications and software packages for defect classification and data analysis.

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

During the fiscal year ended June 30, 2008, the Company completed its acquisition of ICOS Vision Systems Corporation NV for net cash consideration of approximately $488.8 million primarily to expand the Company’s product portfolio in semiconductor packaging inspection and to gain entry into the solar cell inspection and high brightness light-emitting diode (“HBLED”) wafer inspection markets. In addition to the ICOS acquisition, in the fiscal year ended June 30, 2008, the Company acquired two development stage companies for a total cash consideration of $5.5 million, and these acquisitions have been accounted for as a purchase of assets primarily consisting of IPR&D and certain patents. The following table summarizes the aggregate estimated fair values of the net assets acquired on the date of acquisition of ICOS:

(In thousands)	Final Purchase Price Allocation
Cash	$129,505
Current assets	60,144
Intangibles:
Existing technology	84,300
Patents	32,000
Trade name/Trademarks	12,900
Customer relationships	35,200
In-process R&D	18,500
Other intangible assets	4,000
Non-current assets	29,282
Goodwill	287,175
Liabilities assumed	(74,681)

$618,325

Cash consideration	$618,325

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $287.2 million of goodwill was assigned to the wafer inspection business unit, which is not expected to be deductible for tax purposes. This acquisition expanded the Company’s capabilities to back-end markets and provided entry into the potentially high-growth solar and HBLED markets.

The results of operations of ICOS are included in the accompanying Consolidated Statement of Operations from the date of the acquisition of majority control on May 30, 2008. The Company considers the acquisition of ICOS to be material to its results of operations and therefore is presenting pro forma financial information for the

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

fiscal year ended June 30, 2008. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at July 1, 2008, nor is it indicative of future operating results.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of ICOS occurred at the beginning of the periods presented. The pro forma financial results for the fiscal year ended June 30, 2008 include the Company’s and ICOS’ historical results for the twelve months ended June 30, 2008, including amortization related to fair value adjustments based on the fair values of assets acquired and liabilities assumed recognized as of the ICOS acquisition date of May 30, 2008.

(Unaudited) Pro-forma for fiscal year ended June 30,
(In thousands, except per share data)	2008
Total revenues	$2,627,145
Income from operations	$477,373
Net income	$347,495
Weighted-average number of shares—Basic	180,594
Weighted-average number of shares—Diluted	184,259
Earnings per share—Basic	$1.92
Earnings per share—Diluted	$1.89

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

The Company expensed IPR&D of $8.6 million and $22.7 million upon the completion of the acquisitions in the fiscal years ended June 30, 2009 and 2008, respectively, in connection with acquired intellectual property for which, as of the acquisition date, technological feasibility had not been established and no future alternative uses existed.

As of June 30, 2010, the actual development timelines and costs for the IPR&D projects were in line with the original estimates. Technical innovations are inherently complex and require long development cycles. Therefore, development of the technology, including the remaining effort to achieve feasibility, rapidly changing customer needs, and competitive threats from others, remains a substantial risk to us.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 6—GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The following table presents goodwill balances and the movements during the fiscal years ended June 30, 2010 and 2009:

	Year ended June 30,
(In thousands)	2010	2009
Gross beginning balance as of beginning of fiscal year	$605,965	$601,882
Accumulated impairment losses	(276,586)	—

Net beginning balance as of beginning of fiscal year	329,379	601,882
Acquisitions	877	33,071
Net exchange differences	(2,250)	(30,697)
Adjustments	—	1,709
Impairment	—	(276,586)

Net ending balance as of June 30	$328,006	$329,379

(In thousands)	As of June 30, 2010	As of June 30, 2009
Gross goodwill balance	$604,592	$605,965
Accumulated impairment losses	(276,586)	(276,586)

Net goodwill balance	$328,006	$329,379

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company completed its annual evaluation of the goodwill by reporting unit during the three month period ended December 31, 2009 and concluded that there was no impairment. As of December 31, 2009, the Company’s assessment of goodwill impairment indicated that the fair values of the Company’s reporting units were substantially in excess of their estimated carrying values, and therefore goodwill in the reporting units was not impaired. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of the fiscal year ended June 30, 2010.

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

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

Adjustments to goodwill during the fiscal year ended June 30, 2009 resulted primarily from revisions to purchase price allocations related to entities that were acquired in the fiscal year ended June 30, 2008 as well as foreign currency translation adjustments.

Purchased Intangible Assets

The components of purchased intangible assets as of June 30, 2010 and 2009 were as follows:

(In thousands)	Range of Useful Lives	As of June 30, 2010			As of June 30, 2009
Category		Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	4-7 years	$133,066	$75,524	$57,542	$131,966	$56,367	$75,599
Patents	6-13 years	57,648	34,217	23,431	57,626	27,847	29,779
Trade name/Trademark	4-10 years	19,893	11,130	8,763	19,616	9,221	10,395
Customer relationships	6-7 years	54,823	27,606	27,217	54,409	21,673	32,736
Other	0-1 year	16,200	15,817	383	16,759	16,188	571

Total		$281,630	$164,294	$117,336	$280,376	$131,296	$149,080

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

During the fiscal year ended June 30, 2009, the economic conditions that affect the Company’s industry deteriorated, which led the Company’s customers to scale back their production operations and reduce their capital expenditures. At that time, industry analysts expected demand for semiconductor capital equipment to continue to remain weak until macroeconomic conditions improved. In addition, the Company experienced a significant decline in its stock price, resulting in a significant reduction in the Company’s market capitalization. These factors were taken into account as the Company performed an assessment of its purchased intangible assets during the fiscal year ended June 30, 2009 to test for recoverability in accordance with the authoritative guidance on impairment of long-lived assets. The assessment of recoverability is based on management’s estimates. Based on the assessment, the Company recorded an intangible asset impairment charge of $162.8 million, of which $73.1 million related to existing technology, $26.3 million to patents, $38.1 million to customer relationships, $16.6 million to trademarks and $8.7 million to other intangible assets.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

For the fiscal years ended June 30, 2010, 2009 and 2008, amortization expense for other intangible assets was $33.8 million, $69.3 million and $55.4 million, respectively. Based on intangible assets recorded as of June 30, 2010, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Year ending June 30:	Amount
2011	$32,705
2012	29,931
2013	20,658
2014	15,238
2015	12,472
Thereafter	6,332

Total	$117,336

NOTE 7—LONG-TERM DEBT

In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as at June 30, 2010.

In certain circumstances involving a change of control followed by a downgrade of the rating of the Company’s senior notes, the Company will be required to make an offer to repurchase the senior notes at a purchase price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. The Company’s ability to repurchase the senior notes in such event may be limited by law, by the indenture associated with the senior notes, by the Company’s then-available financial resources or by the terms of other agreements to which the Company may be party at such time. If the Company fails to repurchase the senior notes as required by the indenture, it would constitute an event of default under the indenture governing the senior notes which, in turn, may also constitute an event of default under other obligations.

Based on the trading prices of the debt at June 30, 2010 and 2009, the estimated fair value of the debt at June 30, 2010 and 2009 was $834.4 million and $702.0 million, respectively.

NOTE 8—STOCK-BASED COMPENSATION

Equity Incentive Program

Under the Company’s current equity incentive program, the Company issues equity awards from its 2004 Equity Incentive Plan (the “2004 Plan”), which provides for the grant of options to purchase shares of its common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to its employees, consultants and members of its Board of Directors. The 2004 Plan was approved by the Company’s stockholders on October 18, 2004 and permits the issuance of up to 32.0 million shares of common stock, including 11.0 million shares approved by the Company’s stockholders on November 4, 2009. As of June 30, 2010, 13.5 million shares were available for grant under the 2004 Plan. Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto. During the fiscal year ended June 30, 2010, approximately 0.3 million restricted stock units were granted to senior management with performance-based and service-based vesting criteria.

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

(In thousands)	Available For Grant
Balances at June 30, 2007(1)	3,317
Shares added to 2004 Plan	8,500
Options granted	(24)
Restricted stock units granted(2)	(3,924)
Restricted stock units canceled(2)	899
Options canceled/expired/forfeited	579
Plan shares expired(4)	(102)

Balances at June 30, 2008(1)	9,245
Restricted stock units granted(2)	(3,996)
Restricted stock units canceled(2)	1,117
Restricted stock units traded for taxes(3)	695
Options canceled/expired/forfeited	2,414
Plan shares expired(4)	(1,773)

Balances at June 30, 2009(1)	7,702
Shares added to 2004 Plan	11,000
Restricted stock units granted(2)	(5,213)
Restricted stock units canceled(2)	1,140
Restricted stock units traded for taxes(3)	244
Options canceled/expired/forfeited	1,161
Plan shares expired(4)	(872)

Balances at June 30, 2010(1)	15,162

(1)	Includes shares available for issuance under the 2004 Plan, as well as under the Company’s 1998 Outside Director Option Plan (the “Outside Director Plan”), which only permits the issuance of stock options to the Company’s non-employee directors. As of June 30, 2010, approximately 1.6 million shares were available for grant under the Outside Director Plan.
(2)	Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto.
(3)	Effective November 4, 2009, any shares withheld by the Company after such date in satisfaction of applicable withholding taxes upon the issuance, vesting or settlement of equity awards under the 2004 Plan will no longer be available for future issuance under the 2004 Plan.
(4)	Represents the portion of shares listed as “Options canceled/expired/forfeited” above that were issued under the Company’s equity incentive plans other than the 2004 Plan or the Outside Director Plan. Because the Company is only currently authorized to issue equity awards under the 2004 Plan and the Outside Director Plan, any equity awards that are canceled, expire or are forfeited under any other Company equity incentive plan do not result in additional shares being available to the Company for future grant.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Except for options granted to non-employee directors as part of their regular compensation package for service through the end of the first quarter of fiscal year 2008, the Company has granted only restricted stock units under its equity incentive program since September 2006. For the preceding several years until June 30, 2006, stock options were granted at the market price of the Company’s common stock on the date of grant (except for the retroactively priced options which were granted primarily prior to the fiscal year ended June 30, 2002), with a vesting period of five years and an exercise period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as service-based and/or performance-based vesting.

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

The following table shows pre-tax stock-based compensation expense for the indicated periods:

(In thousands)	Year ended June 30,
	2010	2009	2008
Stock-based compensation expense by:
Costs of revenues	$14,275	$19,932	$22,041
Engineering, research and development	27,289	33,127	32,623
Selling, general and administrative	44,418	52,476	51,804

Total stock-based compensation	$85,982	$105,535	$106,468

Stock Options

The following table summarizes the activity and weighted-average exercise price for stock options under all plans for the fiscal year ended June 30, 2010:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2009	12,979	$43.49
Granted	—	$—
Exercised	(460)	$32.91
Cancelled/expired/forfeited	(1,161)	$45.39

Outstanding stock options as of June 30, 2010	11,358	$43.72

Vested and exercisable as of June 30, 2010	11,135	$43.64

The weighted-average remaining contractual terms for total options outstanding under all plans and for total options vested and exercisable under all plans as of June 30, 2010 were each 2.7 years. The aggregate intrinsic values for total options outstanding under all plans and for total options vested and exercisable under all plans as of June 30, 2010 were each $0.3 million.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The Company has not issued any stock options since November 1, 2007. Therefore, no comparative information is presented in the table below for the fiscal years ended June 30, 2010 and 2009. The following table shows the weighted-average assumptions used in the Black-Scholes valuation model:

	Year ended June 30,
	2010		2009		2008
Stock option plan:
Expected stock price volatility	(	*)	(	*)	34%
Risk free interest rate	(	*)	(	*)	4.4%
Dividend yield	(	*)	(	*)	1.0%
Expected life of options (in years)	(	*)	(	*)	4.7

(*)	The Company did not issue any stock options during the fiscal years ended June 30, 2010 and 2009.

The authoritative guidance on stock-based compensation permits companies to select the option-pricing model used to estimate the fair value of their stock-based compensation awards. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was based on market-based implied volatility from traded options on the Company’s stock.

The following table shows the grant-date fair value after estimated forfeitures, weighted-average grant date fair value per share, total intrinsic value of options exercised, total cash received from employees as a result of employee stock option exercises, and tax benefits realized in connection with these exercises of the stock options for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Year ended June 30,
	2010	2009	2008
Grant-date fair value after estimated forfeitures	$—	$—	$426
Weighted-average grant date fair value per share	$—	$—	$17.95
Total intrinsic value of options exercised	$1,217	$10,647	$58,960
Total cash received from employees as a result of employee stock option exercises	$15,154	$9,804	$115,556
Tax benefits realized in connection with these exercises(1)	$447	$4,482	$28,569

(1)	Tax benefits realized in connection with option exercises for the fiscal year ended June 30, 2008 includes $7.9 million of tax benefit realized by the Company for the cash bonuses paid during the three months ended March 31, 2008 related to 409A Affected Options (as defined under “IRC Section 409A Affected Options” below).

As of June 30, 2010, the unrecognized stock-based compensation balance related to stock options was $3.0 million and will be recognized over an estimated weighted-average amortization period of 0.5 years.

The Company settles employee stock option exercises with newly issued common shares except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.

The following table shows stock-based compensation capitalized as inventory and deferred system profit as of June 30, 2010 and 2009:

(In thousands)	As of June 30,
	2010	2009
Inventory	$6,687	$6,561
Deferred system profit	$—	$—

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Units

The following table shows the applicable number of restricted stock units and weighted-average grant-date fair value for restricted stock units granted, vested and released, traded for taxes, and forfeited during the fiscal year ended June 30, 2010 and restricted stock units outstanding as of June 30, 2010 and 2009:

Restricted Stock Units	Shares (in thousands) (1)	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock units as of June 30, 2009	5,464	$24.77
Granted	2,896	$22.18
Vested and released	(844)	$29.91
Traded for taxes	(413)	$31.06
Forfeited	(633)	$25.01

Outstanding restricted stock units as of June 30, 2010	6,470	$22.52

(1)	Share numbers reflect actual shares subject to awarded restricted stock units. Under the terms of the 2004 Plan, each of the share numbers presented in this column are multiplied by 1.8 to calculate their impact on the share reserve under the 2004 Plan.

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

The following table shows the grant-date fair value after estimated forfeitures, weighted-average grant date fair value per unit, and tax benefits realized in connection with vested and released restricted stock units for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Year ended June 30,
	2010	2009	2008
Grant-date fair value after estimated forfeitures	$64,230	$32,480	$63,733
Weighted-average grant date fair value per unit	$22.18	$14.63	$29.24
Tax benefits realized in connection with vested and released restricted stock units	$14,181	$13,270	$49

As of June 30, 2010, the unrecognized stock-based compensation balance related to restricted stock units was $99.0 million and will be recognized over an estimated weighted-average amortization period of 2.2 years.

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

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year ended June 30,
	2010	2009	2008
Stock purchase plan:
Expected stock price volatility	35%	41%	33%
Risk free interest rate	0.2%	1.8%	4.2%
Dividend yield	1.6%	1.4%	1.1%
Expected life of options (in years)	0.5	1.3	1.3

The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized in connection with the disqualifying dispositions of shares purchased under the ESPP, and the weighted-average fair value per share:

(In thousands, except for weighted-average fair value per share)	Year ended June 30,
	2010	2009	2008
Total cash received from employees for the issuance of shares under the ESPP	$20,714	$30,306	$40,175
Number of shares purchased by employees through the ESPP	758	1,615	1,136
Tax benefits realized in connection with the disqualifying dispositions of shares purchased under the ESPP	$994	$1,612	$1,606
Weighted-average fair value per share based on Black-Scholes model	$8.51	$11.06	$14.13

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates that it will be required to issue under the ESPP during the forthcoming fiscal year. During the fiscal years ended June 30, 2010, 2009 and 2008, a total of 2.0 million, 2.0 million and 1.0 million additional shares, respectively, were reserved under the ESPP. As of June 30, 2010, a total of 2.6 million shares were reserved and available for issuance under the ESPP.

IRC Section 409A Affected Options

Because virtually all holders of retroactively priced options that had been issued by the Company were not involved in or aware of the retroactive pricing, the Company took certain actions to deal with the adverse tax consequences that may have been incurred by the holders of retroactively priced options. The adverse tax consequences were that retroactively priced stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). One such action by the Company involved offering to amend the 409A Affected Options to increase the exercise price to the market price on the actual grant date or, if lower, the market price at the time of the amendment, in exchange for cash bonus payments to the option holders that were paid in January 2008 in an amount equal to the aggregate increase in exercise prices of the amended 409A Affected Options held by such option holders. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-officers could not be offered until after the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 were filed and did not need to be completed until December 31, 2007. During the fiscal year ended June 30, 2007, the Company accrued approximately $20.2 million for the cash bonuses payable to non-executive holders of the amended options to compensate them for the resulting increase in their option exercise prices. The $20.2 million of cash bonuses were paid in January 2008. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid. However, there is no assurance that the options will be exercised, and the employees will retain the bonuses under all circumstances. In order to compensate certain option holders whose employment terminated or who had already exercised 409A Affected Options for the additional taxes they would incur under IRC Section 409A (and, as applicable, similar state tax laws), the Company also recorded approximately $13.9 million during the fiscal year ended June 30, 2007. The Company recorded no such charges during the fiscal years ended June 30, 2008, 2009 and 2010.

Three of the Company’s option holders were subject to the December 31, 2006 deadline described above. Accordingly, in December 2006, the Company offered to amend the 409A Affected Options held by Richard P. Wallace, the Company’s Chief Executive Officer, and two former executive officers to increase the options’ exercise prices so that their 409A Affected Options would not subject the option holders to a penalty tax under IRC Section 409A. All three individuals accepted the Company’s offer. In addition, the Company agreed to pay each of the three individuals a cash bonus in January 2008 equal to the aggregate increase in the exercise prices for his amended options. For Mr. Wallace, the amount of this bonus was $0.4 million. To account for these actions, the Company recorded a charge of $0.3 million, net of the amount reclassified from capital in excess of par, during the nine months ended March 31, 2007. The cash bonus was paid in January 2008.

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

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

NOTE 9—STOCK REPURCHASE PROGRAM

Since July 1997, the Board of Directors has authorized the Company to systematically repurchase in the open market up to 62.8 million shares of its common stock under a repurchase program. This program was put into place to reduce the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, and to return excess cash to the Company’s shareholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. In October 2008, the Company suspended its stock repurchase program, and the Company subsequently restarted the program in February 2010. At June 30, 2010, 5.2 million shares were available for repurchase under the Company’s repurchase program.

Share repurchases for the fiscal years ended June 30, 2010 and 2009 were as follows:

(In thousands)	Year ended June 30,
	2010	2009
Number of shares of common stock repurchased	4,625	6,410
Total cost of repurchase	$140,910	$218,698

The Company had shares issued and outstanding as of June 30, 2010 of 239.1 million and 168.0 million, respectively. As of June 30, 2009, shares issued and outstanding were 237.7 million and 170.7 million, respectively. The difference between shares issued and outstanding is related to shares repurchased under various repurchase programs.

NOTE 10—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by using the weighted-average number of common shares outstanding

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

(In thousands, except per share data)	Year ended June 30,
	2010	2009	2008
Numerator:
Net income (loss)	$212,300	$(523,368)	$359,083
Denominator:
Weighted-average shares outstanding(1)	170,652	170,253	180,594
Effect of dilutive options and restricted stock	2,382	—	3,665

Denominator for diluted earnings per share	173,034	170,253	184,259

Basic net income (loss) per share	$1.24	$(3.07)	$1.99
Diluted net income (loss) per share	$1.23	$(3.07)	$1.95
Potentially dilutive securities(2)	11,109	18,444	9,614

(1)	Outstanding shares do not include unvested restricted stock units.
(2)	The potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the above periods because their effect would have been anti-dilutive.

The total amount of dividends paid during the fiscal years ended June 30, 2010, 2009 and 2008 were $102.4 million, $102.1 million and $108.5 million, respectively.

As discussed in Note 20, “Subsequent Events,” on August 5, 2010, the Company declared a quarterly cash dividend of $0.25 per share on the outstanding shares of the Company’s common stock, to be paid on September 1, 2010 to stockholders of record on August 16, 2010.

NOTE 11—EMPLOYEE BENEFIT PLANS

KLA-Tencor has a profit sharing program for eligible employees, which distributes, on a quarterly basis, a percentage of the Company’s pre-tax profits. In addition, KLA-Tencor has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. KLA-Tencor matched up to a maximum of $3,000 or 50% of the first $6,000 of an eligible employee’s contribution through the fiscal year ended June 30, 2010. During the quarter ended March 31, 2009, as part of the Company’s continuing cost reduction efforts, the Company’s Board of Directors approved an amendment to the Company’s 401(k) plan, which suspended the employer match feature effective July 1, 2009. During the quarter ended December 31, 2009, in response to improvements in the business conditions within the industries that the Company serves, the Company’s Board of Directors approved amendments to the 401(k) plan that reinstated the employer match feature effective January 1, 2010. The total charge to operations under the profit sharing and 401(k) programs aggregated $6.4 million, $7.9 million and $14.3 million in the fiscal years ended June 30, 2010, 2009 and 2008, respectively. KLA-Tencor has no defined benefit plans in the United States. In addition to the profit sharing plan and the United States employee savings plan, several of KLA-Tencor’s foreign subsidiaries have retirement plans for their full-time employees, several of which are defined benefit plans. Consistent with the requirements of local law, the Company deposits funds for certain of these plans with insurance companies,

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the foreign plans depend on the local economic environment.

KLA-Tencor adopted the authoritative guidance, effective June 30, 2007, that requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income (loss). Additionally, the authoritative guidance requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. The benefit obligations and related assets under the Company’s plans have been measured as of June 30, 2010 and 2009.

Summary data relating to the KLA-Tencor’s foreign defined benefit pension plans, including key weighted-average assumptions used is provided in the following tables:

	Year ended June 30,
(In thousands)	2010	2009
Change in projected benefit obligation
Projected benefit obligation at beginning of fiscal year	$33,388	$29,190
Service cost, including plan participant contributions	2,249	2,429
Interest cost	1,020	757
Contributions by plan participants	111	—
Adjustment	5,059	—
Actuarial loss	4,721	16
Benefit payments	(557)	(2,460)
Plan amendments	—	99
Acquisitions	551	7,849
Curtailment impact	—	(4,113)
Transfer in/(out)	(417)	(211)
Foreign currency exchange rate changes	219	(167)

Projected benefit obligation at the end of the fiscal year	$46,344	$33,389

	Year ended June 30,
(In thousands)	2010	2009
Change in fair value of plan assets
Fair value of plan assets at beginning of fiscal year	$8,139	$8,320
Actual return on plan assets	86	95
Employer contributions	1,045	3,440
Benefit and expense payments	(290)	(2,460)
Acquisitions	169	117
Curtailment impact	—	(605)
Transfer in/(out)	(160)	—
Foreign currency exchange rate changes	(297)	(768)

Fair value of plan assets at end of fiscal year	$8,692	$8,139

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

	As of June 30,
(In thousands)	2010	2009
Funded status
Ending funded status	$(37,652)	$(25,249)

Net amount recognized	$(37,652)	$(25,249)

	As of June 30,
(In thousands)	2010	2009
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$32,457	$20,143
Projected benefit obligation	$46,344	$33,389
Plan assets at fair value	$8,692	$8,139

Year ended June 30,
	2010	2009	2008
Weighted-average assumptions
Discount rate	1.8%-4.9%	2.0%-6.3%	2.0%-5.4%
Expected return on assets	1.8%-4.5%	1.8%-4.5%	2.8%-4.5%
Rate of compensation increases	3.0%-4.0%	3.0%-4.0%	3.0%-4.0%

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

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Year ended June 30,
(In thousands)	2010	2009
Unrecognized transition obligation	$2,430	$221
Unrecognized prior service cost	468	288
Unrealized net actuarial loss	7,015	2,072

Amount recognized	$9,913	$2,581

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the fiscal year ending June 30, 2011 are as follows:

(In thousands)	Year ending June 30, 2011
Unrecognized transition obligation	$347
Unrecognized prior service cost	58
Unrealized net actuarial loss	169

Amount expected to be recognized	$574

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The components of KLA-Tencor’s net periodic cost relating to its foreign subsidiaries defined pension plans are as follows:

	Year ended June 30,
(In thousands)	2010	2009	2008
Components of net periodic pension cost
Service cost, net of plan participant contributions	$2,249	$2,422	$2,175
Interest cost	1,020	756	629
Return on plan assets	(215)	(283)	(225)
Amortization of net transitional obligation	28	35	35
Amortization of prior service cost	44	27	13
Amortization of net loss	98	249	265
Acquisitions	313	—	—
Adjustment	3,154	—	—
Loss due to settlement/curtailment	—	271	—

Net periodic pension cost	$6,691	$3,477	$2,892

Fair Value of Plan Assets

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of inputs that may be used to measure fair value of plan assets are as follows:

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

The foreign plans’ investments are managed by third-party trustees consistent with regulations or market practice of the country where the assets are invested. KLA-Tencor is not actively involved in the investment strategy nor does it have control over the target allocation of these investments. These investments made up 100% of total foreign plan assets in the fiscal years ended June 30, 2010, 2009 and 2008.

Expected funding for the foreign plans during the fiscal year ending June 30, 2011 is $1.1 million.

The total benefits to be paid from the foreign pension plans are not expected to exceed $3.0 million in any year through 2020.

Foreign plan assets measured at fair value on a recurring basis consisted of the following investment categories as of June 30, 2010:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$5,879	$5,879	$—	—
Government, municipal bonds, and other	2,813	—	2,813	—

Total assets measured at fair value	8,692	5,879	2,813	—

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Concentration of Risk

The Company manages a variety of risks, including market, credit and liquidity risks, across our plan assets through our investment managers. The Company defines a concentration of risk as an undiversified exposure to one of the above-mentioned risks that increases the exposure of the loss of plan assets unnecessarily. The Company monitors exposure to such risks in the foreign plans by monitoring the magnitude of the risk in each plan and diversifying our exposure to such risks across a variety of instruments, markets and counterparties. As of June 30, 2010, the Company did not have concentrations of risk in any single entity, manager, counterparty, sector, industry or country.

Executive Savings Plan

KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. KLA-Tencor controls the investment of these funds and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment. As of June 30, 2010, KLA-Tencor had a deferred compensation plan related asset and liability of $109.2 million and $110.0 million included as a component of other non-current assets and other current liabilities on the Consolidated Balance Sheet, respectively. As of June 30, 2009, KLA-Tencor had a deferred compensation plan related asset and liability of $107.2 million and $108.3 million included as a component of other non-current assets and other current liabilities on the Consolidated Balance Sheet, respectively.

NOTE 12—INCOME TAXES

The components of net income (loss) before income taxes are as follows:

	Year ended June 30,
(In thousands)	2010	2009	2008
Domestic income (loss) before income taxes	$122,219	$(534,439)	$511,710
Foreign income (loss) before income taxes	168,962	(68,092)	48,524

Total net income (loss) before income taxes	$291,181	$(602,531)	$560,234

The provision for (benefit from) income taxes is comprised of the following:

(In thousands)	Year ended June 30,
	2010	2009	2008
Current:
Federal	$63,687	$(136,906)	$126,807
State	8,799	(3,545)	11,984
Foreign	30,225	32,647	40,324

	$102,711	$(107,804)	$179,115
Deferred:
Federal	(9,258)	43,194	34,886
State	(3,689)	31,577	(5,948)
Foreign	(10,883)	(46,130)	(6,902)

	(23,830)	28,641	22,036

Provision for (benefit from) income taxes	$78,881	$(79,163)	$201,151

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

For the fiscal years ended June 30, 2010 and 2009, the Company did not recognize any benefits from employee stock activity deductions, and therefore the Company had not reduced actual current tax liabilities, or recorded any increases to capital in excess of par value, for those years in connection with such benefits. For the fiscal year ended June 30, 2008, actual current tax liabilities are lower than reflected in the table above by $4.9 million due primarily to employee stock activity deduction benefits recorded as increases to capital in excess of par value.

The significant components of deferred income tax assets (liabilities) are as follows:

(In thousands)	As of June 30,
	2010	2009
Deferred tax assets:
Tax credits and net operating losses	$83,480	$85,714
Employee benefits accrual	70,845	49,229
Stock-based compensation	88,078	91,611
Capitalized R&D expenses	110,286	134,166
Inventory reserves	67,141	72,963
Non-deductible reserves	54,038	42,971
Deferred profit	83,700	61,051
Unearned revenue	19,648	25,463
Other	43,352	27,368

Gross deferred tax assets	620,568	590,536
Valuation allowance	(44,184)	(38,791)

Net deferred tax assets	$576,384	$551,745

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries not permanently reinvested	$(19,863)	$(9,400)
Depreciation and amortization	(6,148)	(12,043)
Unrealized gain on investments	(1,409)	(1,526)
Other	—	(927)

Total deferred tax liabilities	(27,420)	(23,896)

Total net deferred tax assets	$548,964	$527,849

As of June 30, 2010, the Company had U.S. federal, state and foreign net operating loss (“NOL”) carry-forwards of approximately $55.1 million, $117.6 million and $50.4 million, respectively. The U.S. net operating loss and tax credit carry-forwards will expire at various dates beginning in 2023 through 2029. The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, it is not expected that such annual limitation will impair the realization of these NOLs. The state NOLs will begin to expire in 2013. State credits of $53.3 million will be carried over indefinitely. The foreign net operating loss carry-forwards will begin to expire in 2013.

The net deferred tax asset valuation allowance was $44.2 million as of June 30, 2010 and $38.8 million as of June 30, 2009. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. Of the valuation allowance as of June 30, 2010, $34.0 million relates to state credit carry-forwards. The remainder of the valuation allowance relates primarily to foreign net operating loss carry-forwards.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

As of June 30, 2010, U.S. income taxes were not provided for on a cumulative total of approximately $314.7 million of undistributed earnings for certain non-U.S. subsidiaries. If these undistributed earnings were repatriated to the United States, they would generate foreign tax credits to reduce the federal tax liability associated with the foreign dividend. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability associated with undistributed earnings would be approximately $88.9 million.

KLA-Tencor benefits from several tax holidays in Israel and Singapore where it manufactures certain of its products. These tax holidays are on approved investments and are scheduled to expire at varying times within the next five to twelve years. The Company was in compliance with all the terms and conditions of the tax holidays as of June 30, 2010. The net impact of these tax holidays was to decrease the Company’s tax expense by approximately $12.7 million, $8.9 million and $15.9 million in the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

The reconciliation of the United States federal statutory income tax rate to KLA-Tencor’s effective income tax rate is as follows:

	Year ended June 30,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.7	(0.1)	0.4
Effect of foreign operations taxed at various rates	(9.6)	(1.5)	4.5
Effect of change in permanently reinvested earnings	—	—	(3.3)
Research and development tax credit	(1.2)	1.8	(1.0)
Tax exempt interest	—	0.1	(1.4)
Net change in tax reserves	0.5	2.2	0.8
Domestic manufacturing benefit	(1.7)	(0.2)	(1.4)
Change in valuation allowance	(0.1)	(6.4)	—
Non-deductible impairment of goodwill	—	(16.0)	—
Effect of stock-based compensation	4.0	(0.5)	0.6
Other	(0.5)	(1.3)	1.7

Effective income tax rate	27.1%	13.1%	35.9%

On July 1, 2007, the Company adopted the authoritative guidance on accounting for uncertainty in income taxes. The adoption resulted in a reduction of retained earnings of $8.4 million.

A reconciliation of the gross unrecognized tax benefit is as follows:

	Year ended June 30,
(In thousands)	2010	2009	2008
Unrecognized tax benefits at the beginning of the period	$49,738	$64,602	$77,119
Increases for tax positions taken in prior years	6,553	231	3,201
Decreases for tax positions taken in prior years	(1,897)	(11,037)	(25,791)
Increases for tax positions taken in current year	10,912	4,832	25,095
Decreases for settlements with taxing authorities	—	(968)	(12,693)
Decreases for lapsing of the statute of limitations	(11,814)	(7,922)	(2,329)

Unrecognized tax benefits at the end of the period	$53,492	$49,738	$64,602

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The amount of unrecognized tax benefits that would impact the effective tax rate was $53.5 million as of June 30, 2010. The balance of the gross unrecognized tax benefits is expected to be reduced by $3.6 million in the next twelve months due to the lapsing of the statute of limitations. KLA-Tencor’s policy is to include interest and penalties related to unrecognized tax benefits within interest income and other, net. The amount of interest and penalties accrued as of June 30, 2010 and 2009 was approximately $5.5 million and $5.9 million, respectively.

In the normal course of business, the Company is subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income or other taxes against the Company. Although the Company believes that its tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from the Company’s historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on the Company’s operating results or cash flows in the period or periods for which that determination is made.

The Company is under United States federal income tax examination for the fiscal years ended June 30, 2007 through June 30, 2009, which represents all years for which tax returns have been filed and the statute of limitations has not expired. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2006. The Company is also subject to examinations in major foreign jurisdictions, including Japan, Israel and Singapore, for all years beginning from the fiscal year ended June 30, 2006 and is currently under tax examinations in various other foreign tax jurisdictions. It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that the Company may recognize up to $3.6 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations, and the resolution of agreements with various foreign tax authorities.

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

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the fiscal years ended June 30, 2010 and 2009:

	Year ended June 30,
(In thousands)	2010	2009
Receivables sold under factoring agreements	$107,666	$262,998
Proceeds from sales of LCs	$37,226	$27,799
Discounting fees paid on sales of LCs(1)	$189	$145

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

Facilities. KLA-Tencor leases certain of its facilities under operating leases. Rent expense was approximately $11.1 million, $12.3 million and $11.5 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following is a schedule of operating lease payments (in thousands):

Year ending June 30,	Amount
2011	$8,779
2012	5,848
2013	3,970
2014	2,876
2015	1,849
2016 and thereafter	5,183

Total minimum lease payments	$28,505

Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. KLA-Tencor’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $338.1 million as of June 30, 2010 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

The following table provides the changes in the product warranty accrual for the fiscal years ended June 30, 2010 and 2009 (in thousands):

	Year ended June 30,
	2010	2009
Beginning balance	$18,213	$38,700
Accruals for warranties issued during the period	24,164	17,320
Changes in liability related to pre-existing warranties	(2,401)	(2,537)
Settlements made during the period	(18,867)	(35,270)

Ending balance	$21,109	$18,213

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

The Company maintains guarantee arrangements of $16.7 million in various locations to fund customs guarantees for VAT and LC needs of its subsidiaries in Europe and Asia. Approximately $14.4 million was outstanding under these arrangements as of June 30, 2010.

NOTE 14—LITIGATION AND OTHER LEGAL MATTERS

Government Inquiries and SEC Settlement Relating to Historical Stock Option Practices. Several government agencies previously conducted investigations beginning in May 2006 concerning the Company’s past stock options grants and related accounting matters, including investigations by the SEC and United States Attorney’s Office (“USAO”), an examination of the Company’s 401(k) Savings Plan (“Plan”) by the U.S. Department of Labor (“DOL”), and an audit covering calendar year 2006 by the Internal Revenue Service. As previously reported, the SEC investigation was resolved with respect to the Company by a non-monetary settlement in July 2007, the USAO advised the Company that it had closed its investigation and determined not to take any action against the Company in July 2008, the IRS concluded its audit with a payment by the Company of $0.1 million in July 2008, and the DOL closed its examination on the basis of the Plan’s election to participate in its previously announced shareholder class action settlement, at no additional cost to the Company, and its separate settlement with the Plan’s independent fiduciary under which it paid the Plan $25,000 and denied all liability. These matters are now closed.

Litigation Relating to Historical Stock Option Practices. Beginning on May 22, 2006, several shareholder derivative actions were filed on behalf of and in the name of the Company against several of its current and former directors and officers relating to its historical stock options and related accounting from 1994 to 2006, consisting of a consolidated action in the U.S. District Court for the Northern District of California (the “Federal Derivative Action”); an action in the California Superior Court for Santa Clara County (“California Action”); and one in the Delaware Chancery Court (“Delaware Action”).

As previously reported, on March 15, 2010, the Company entered into a Stipulation of Settlement (the “Stipulation”) with all parties to the Federal Derivative Action to resolve the Federal Derivative Action in its

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

entirety, subject to approval by the Federal District Court (the “Settlement”). By Addendum to the Stipulation filed on May 17, 2010, the plaintiffs in the California Action and in the Delaware Action joined in the Settlement. The Federal District Court approved the Settlement and entered its final judgment and order dismissing the Federal Derivative Action with prejudice on May 26, 2010. Thereafter, the California Action was dismissed with prejudice on June 1, 2010, and the Delaware Action was dismissed with prejudice on June 2, 2010. The Settlement became final and effective by its terms on June 28, 2010.

As set forth more fully in the Stipulation, under the Settlement, among other things, (i) the Company received cash payments totaling $24 million from insurers; (ii) the Company received additional cash payments of approximately $9.2 million from certain of the settling defendants; (iii) certain of the settling defendants relinquished compensation and other benefits of approximately $9.4 million; (iv) the Company paid attorneys’ fees to plaintiffs’ counsel in the amount of $8 million in cash, in addition to $8 million in shares of Company common stock; (v) the Federal Derivative Action was dismissed with prejudice; (vi) the Company, settling defendants, related parties, and plaintiffs and their counsel have been released from claims related to the Federal Derivative Action and the matters that were or could have been alleged therein, and further litigation on such claims is barred; and (vii) the Company committed to maintain certain corporate governance enhancements, including certain previously implemented policies, procedures and guidelines relating to the Company’s board of directors composition, stock option granting practices and procedures, and internal controls and procedures. Under the Addendum to the Stipulation, the California Action and Delaware Action were also dismissed with prejudice. During the year ended June 30, 2010, the Company recorded a charge of $1.3 million to selling, general and administrative expenses, reflecting the anticipated net amount to be paid by the Company in connection with the Settlement and the Company’s settlements during such period of separate matters with Kenneth Schroeder and Kenneth Levy, as also previously reported and further described below. As a result of the Settlement, the shareholder derivative litigation arising from our historical stock options grants and related practices is now concluded.

The Company was also previously named as a defendant along with various of its current and former officers in putative securities class actions arising from its historical stock options grants and related matters in state and federal court beginning in June 2006. Those actions were resolved by settlement or dismissal, as previously reported.

Finally, the Company entered into settlements of litigation and arbitration claims filed by the Company’s former CEO Kenneth Schroeder in connection with the termination of his employment and cancellation of certain of his stock options and restricted stock units in 2006, and also settled claims asserted by the Company’s former CEO and Chairman of the Board Kenneth Levy relating to the Company’s alleged refusal to permit the exercise of certain stock options in 2007 and 2008. The Company recorded the expenses associated with these settlements in its selling, general and administrative expenses during the three months ended March 31, 2010. The settlements have been performed and are now final.

As a result of the foregoing, all litigation matters to which the Company was a party arising from the Company’s historical stock option grants and related practices are now closed.

Indemnification Obligations. Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees with respect to certain litigation matters and investigations that arise in connection with their service to the Company. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The Company paid or reimbursed legal expenses incurred in connection with the investigation of its historical stock option

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

practices and the related litigation and government inquiries by a number of its current and former directors, officers and employees. The Company is also paying defense costs to two former officers and employees facing SEC civil actions to which it is not a party. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, it believes the fair value of this liability, to the extent estimable, is appropriately considered within the reserve it has established for currently pending legal proceedings.

Other Legal Matters. The Company is named from time to time as a party to lawsuits in the normal course of its business. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimated liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in its financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows.

NOTE 15—RESTRUCTURING CHARGES

In March 2009, the Company announced a plan to further reduce its global workforce by approximately 10%, which followed the Company’s announcement in November 2008 of a global workforce reduction of approximately 15%. The Company has undertaken a number of cost reduction activities, including these workforce reductions, in an effort to lower its quarterly operating expense run rate. The program in the United States is accounted for in accordance with the authoritative guidance related to compensation for non-retirement post-employment benefits, whereas the programs in the international locations are accounted for in accordance with the authoritative guidance for contingencies. During the fiscal year ended June 30, 2010, the Company recorded a $4.5 million net restructuring charge, of which $2.2 million was recorded to costs of revenues, $0.4 million to engineering, research and development expense and $1.9 million to selling, general and administrative expense. These charges represent the estimated minimum liability associated with expected termination benefits to be provided to employees after employment.

The following table shows the activity primarily related to severance and benefits expense for the fiscal years ended June 30, 2010 and 2009:

(In thousands)	Year ended June 30, 2010	Year ended June 30, 2009
Beginning balance	$8,086	$1,333
Restructuring costs	5,580	40,596
Adjustments	(1,045)	(1,912)
Cash payments	(12,174)	(31,931)

Ending balance	$447	$8,086

Substantially all of the remaining accrued restructuring balance related to the Company’s workforce reductions is expected to be paid out by the end of calendar year 2010.

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 16—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The authoritative guidance requires companies to recognize all derivative instruments and hedging activities, including foreign currency exchange contracts, as either assets or liabilities at fair value on the balance sheet. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are reflected in the Consolidated Statement of Operations. In accordance with the guidance, the Company designates foreign currency forward exchange contracts as cash flow hedges of certain forecasted foreign currency denominated sales and purchase transactions.

KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets. As a result, KLA-Tencor is exposed to risks relating to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts and option contracts to hedge against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions, such as the Japanese yen, the euro and the Israeli shekel. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. These currency forward exchange contracts and options, designated as cash flow hedges, generally have maturities of less than 18 months. Cash flow hedges are evaluated for effectiveness monthly, based on changes in total fair value of the derivatives. If a financial counter-party to any of the Company’s hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience material losses.

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

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts

The location and amounts of designated and non-designated derivative instruments’ gains and losses in the consolidated financial statements for the fiscal years ended June 30, 2010 and 2009 are as follows:

	Location in Financial Statements
	Year ended June 30, 2010					Year ended June 30, 2009
(In thousands)	Accumulated OCI	Revenues	Costs of revenues	Interest income and other, net	Total	Accumulated OCI	Revenues	Costs of revenues	Interest income and other, net	Total
Derivatives Designated as Hedging Instruments
Gain (loss) in accumulated OCI on derivative (effective portion)	$(2,274)				$(2,274)	$(5,410)				$(5,410)

Loss reclassified from accumulated OCI into income (effective portion)		$(1,399)	$(493)		$(1,892)		$(9,925)	$(589)		$(10,514)

Gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)				$(398)	$(398)				$(597)	$(597)

Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income				$(15,182)	$(15,182)				$(31,929)	$(31,929)

The U.S. and equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 18 months, were as follows:

(In thousands)	As of June 30, 2010	As of June 30, 2009
Cash flow hedge contracts
Purchase	$15,835	$—
Sell	(32,853)	(36,938)
Other foreign currency hedge contracts
Purchase	82,535	73,914
Sell	(104,414)	(106,080)

Net	$(38,897)	$(69,104)

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The location and fair value amounts of the Company’s derivative instruments reported in its Consolidated Balance Sheet as of June 30, 2010 were as follows:

	Asset Derivatives		Liability Derivatives
	June 30, 2010		June 30, 2010
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Other current assets	$125	Other current liabilities	$2,033

Total Derivatives Designated as Hedging Instruments		$125		$2,033

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Other current assets	$171	Other current liabilities	$3,791

Total Derivatives Not Designated as Hedging Instruments		$171		$3,791

Total derivatives		$296		$5,824

The following table provides the balances and changes in the accumulated other comprehensive income (loss) related to derivative instruments for the fiscal year ended June 30, 2010:

(In thousands)	Year ended June 30, 2010
Beginning balance	$(1,613)
Amount reclassified to income	1,892
Net change	(2,274)

Ending balance	$(1,995)

NOTE 17—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

KLA-Tencor reports one reportable segment in accordance with the authoritative guidance for segment reporting. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. KLA-Tencor’s chief operating decision maker is the Company’s Chief Executive Officer.

KLA-Tencor is engaged primarily in designing, manufacturing and marketing process control and yield management solutions for the semiconductor and related nanoelectronics industries. All operating units have been aggregated due to their inter-dependencies, commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes. The Company’s service products are an extension of the system product portfolio and provide customers with spare parts and fab management services (including system preventive maintenance and optimization services) to improve yield, increase production uptime and throughput, and lower the cost of ownership. Since KLA-Tencor operates in one segment, all financial segment information required by the authoritative guidance can be found in the consolidated financial statements.

KLA-Tencor’s significant operations outside the United States include manufacturing facilities in Israel and Singapore, and sales, marketing and service offices in Western Europe and Asia. For geographical revenue

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist primarily of net property and equipment and are attributed to the geographic region in which they are located.

The following is a summary of revenues by geographic region for the fiscal years ended June 30, 2010, 2009 and 2008:

(Dollar amounts in thousands)	Year ended June 30,
	2010		2009		2008
Revenues:
United States	$341,079	19%	$372,887	24%	$518,851	21%
Taiwan	688,089	38%	181,411	12%	570,904	23%
Japan	239,393	13%	437,081	29%	617,214	24%
Europe & Israel	111,497	6%	162,665	11%	305,350	12%
Korea	151,198	8%	187,624	12%	225,119	9%
Rest of Asia	289,504	16%	178,548	12%	284,278	11%

Total	$1,820,760	100%	$1,520,216	100%	$2,521,716	100%

The following is a summary of revenues by major products for the fiscal years ended June 30, 2010, 2009 and 2008 (as a percentage of total revenues):

(Dollar amounts in thousands)	Year ended June 30,
	2010		2009		2008
Revenues:
Defect inspection	$1,016,411	56%	$792,160	52%	$1,434,282	57%
Metrology	262,718	14%	232,838	15%	525,109	21%
Service	489,789	27%	442,476	29%	486,486	19%
Other	51,842	3%	52,742	4%	75,839	3%

Total	$1,820,760	100%	$1,520,216	100%	$2,521,716	100%

Long-lived assets by geographic region as of June 30, 2010, 2009 and 2008 were as follows:

	As of June 30,
(In thousands)	2010	2009	2008
Long-lived assets:
United States	$174,033	$239,863	$383,492
Europe & Israel	127,474	143,410	203,802
Japan	3,985	4,308	5,576
Taiwan	714	1,021	1,701
Korea	3,482	3,764	6,012
Rest of Asia	56,141	64,868	70,465

Total	$365,829	$457,234	$671,048

For the fiscal year ended June 30, 2010, two customers, Taiwan Semiconductor Manufacturing Company Limited and Intel Corporation, each accounted for more than 10% of total revenues. For the fiscal year ended June 30, 2009, two customers, Intel Corporation and Samsung Electronics Co., Ltd., each accounted for more than 10% of total revenues. For the fiscal year ended June 30, 2008, no customer accounted for more than 10% of total revenues. As of June 30, 2010, two customers, Samsung Electronics Co., Ltd. and Taiwan Semiconductor

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Manufacturing Company Limited, each accounted for more than 10% of net accounts receivable. As of June 30, 2009, two customers, Taiwan Semiconductor Manufacturing Company Limited and Intel Corporation, each accounted for more than 10% of net accounts receivable.

NOTE 18—SALE AND IMPAIRMENT OF REAL ESTATE ASSETS

During the fiscal year ended June 30, 2008, the Company completed the sale of real estate properties in Livermore, California and recognized a gain of $9.0 million as an offset to selling, general and administrative expenses. During the fiscal year ended June 30, 2009, as part of the ongoing cost reduction efforts, the Company decided to sell the remaining real estate properties owned by the Company in San Jose, California and a portion of the real estate property in Chennai, India. Based on the valuation of these assets using relevant market indicators such as range of estimated selling prices, the Company recorded asset impairment charges of approximately $2.4 million, which were included in selling, general and administrative expenses. During the fiscal year ended June 30, 2010, the Company recorded an asset impairment charge of approximately $15.1 million based on the valuation of these assets using relevant market indicators including a range of estimated selling prices. The real estate properties are non-financial assets consistent with Level 3 fair value measurement. This impairment charge was included in selling, general and administrative expenses.

In addition, during the fiscal year ended June 30, 2008, the Company entered into an agreement for the sale and leaseback of certain buildings located in San Jose, California. The sale transaction, which closed on March 26, 2008, resulted in proceeds to the Company of $28.8 million and a gain on sale of $13.2 million. Under the agreement, the Company leases back the buildings for periods ranging from 3 months to 39 months (which includes the optional one year extension period). Under the authoritative guidance for leases, the Company immediately recognized $8.5 million of the gain, which represents the portion of the gain in excess of the present value of the minimum lease payments, and deferred the remaining gain of $4.7 million, which will be amortized ratably in proportion to rent expense over the 39-month term of the lease. Total amount of gain recognized during the fiscal year ended June 30, 2009 and 2008 were $1.4 million and $9.1 million, respectively. The Company was recognizing the rent expense related to rental payments on a straight line basis over the term of the lease. As part of the ongoing cost reduction efforts, during the three months ended June 30, 2009, the Company vacated these buildings in an effort to consolidate the facilities and is in the process of negotiating with the landlord for an early lease termination. As a result, the Company accrued $1.6 million during the three months ended June 30, 2009 for the estimated remaining lease payments. Total rent expense recorded during the fiscal years ended June 30, 2009 and 2008 related to these buildings were $3.1 million and $0.4 million, respectively.

In addition, during the fourth quarter of the fiscal year ended June 30, 2008, the Company completed the sale of certain real estate located in Chennai, India and recognized a gain of $2.0 million as an offset to selling, general and administrative expenses.

NOTE 19—RELATED PARTY TRANSACTIONS

During the fiscal years ended June 30, 2010, 2009 and/or 2008, the Company purchased from, or sold to, several entities where one or more members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member, including JDS Uniphase Corporation, Freescale Semiconductor, Inc., Cisco Systems, Inc. and National Semiconductor Corp. For the fiscal years ended June 30, 2010, 2009 and 2008, the following table provides the transactions with these parties (for the portion of such period that they were considered related):

(In thousands)	2010	2009	2008
Total revenues	$8,242	$8,039	$39,730
Total purchases	$2,950	$5,330	$7,967

KLA-TENCOR CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The Company had a receivable balance from these parties of approximately $2 million and $1 million at June 30, 2010 and 2009, respectively. Management believes that such transactions are at arms length and on similar terms as would have been obtained from unaffiliated third parties.

NOTE 20—SUBSEQUENT EVENTS

On August 5, 2010, the Company declared a quarterly cash dividend of $0.25 per share on the outstanding shares of the Company’s common stock, to be paid on September 1, 2010 to stockholders of record on August 16, 2010.

NOTE 21—QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended June 30, 2010 and 2009.

(In thousands, except per share data)	First quarter ended September 30, 2009	Second quarter ended December 31, 2009	Third quarter ended March 31, 2010	Fourth quarter ended June 30, 2010
Revenues	$342,687	$440,355	$478,299	$559,419
Total costs and operating expenses	$327,737	$393,260	$387,020	$398,577
Gross margin	$170,795	$233,069	$269,734	$331,500
Income from operations	$14,950	$47,095	$91,279	$160,842
Net income	$20,405	$21,794	$57,016	$113,085
Net income per share:
Basic(1)	$0.12	$0.13	$0.33	$0.67
Diluted(1)	$0.12	$0.13	$0.33	$0.66

(In thousands, except per share data)	First quarter ended September 30, 2008	Second quarter ended December 31, 2008	Third quarter ended March 31, 2009	Fourth quarter ended June 30, 2009
Revenues	$532,513	$396,589	$309,612	$281,502
Total costs and operating expenses	$497,575	$902,220	$381,893	$316,469
Gross margin	$279,700	$158,422	$100,389	$116,881
Income (loss) from operations	$34,938	$(505,631)	$(72,281)	$(34,967)
Net income (loss)	$19,289	$(434,254)	$(82,827)	$(25,576)
Net income (loss) per share:
Basic(1)	$0.11	$(2.57)	$(0.49)	$(0.15)
Diluted(1)	$0.11	$(2.57)	$(0.49)	$(0.15)

(1)	Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of KLA-Tencor Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of KLA-Tencor Corporation and its subsidiaries at June 30, 2010 and June 30, 2009, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, effective July 1, 2007, the Company changed the manner in which it accounts for uncertain income tax positions.

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

August 5, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (“Disclosure Controls”) as of the end of the period covered by this Annual Report on Form 10-K (this “Report”) required by Exchange Act Rules 13a-15(b) or 15d-15(b). The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO have concluded that as of the end of the period covered by this Report the Company’s Disclosure Controls were effective at a reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

For the information required by this Item, see “Information About Executive Officers”, “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance”, “Our Corporate Governance Practices—Standards of Business Conduct; Confidential Whistleblower Hotline and Website”, “Proposal One: Election of Directors” and “About the Board of Directors and Its Committees—Audit Committee” in the Proxy Statement, which is incorporated herein by reference.

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

For the information required by this Item, see “Proposal Two: Ratification of Appointment of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm for the Fiscal Year Ending June 30, 2011” in the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

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

Schedule II—Valuation and Qualifying Accounts	119

All other schedules are omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger relating to the acquisition of ADE Corporation	8-K	No. 000-09992	2.1	May 26, 2006

2.2	Agreement Relating to a Friendly Take-Over Bid to be Brought for ICOS Vision Systems Corporation NV, entered into between the Company and ICOS Vision Systems Corporation NV, dated February 20, 2008	8-K	No. 000-09992	2.1	February 21, 2008

3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001

3.3	Amended and Restated Bylaws	8-K	No. 000-09992	3.1	February 19, 2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
4.1	Amended and Restated Rights Agreement dated as of April 25, 1996 between the Company and The First National Bank of Boston, as Rights Agent. This agreement includes the Form of Right Certificate as Exhibit A and the Summary of Terms of Rights as Exhibit B	8-A/A, Amendment No. 2	No. 000-09992	1	September 24, 1996

4.2	Indenture dated as of May 2, 2008 between the Company and Wells Fargo Bank, N.A., as trustee	8-K	No. 000-09992	4.1	May 6, 2008

4.3	Form of 6.900% Senior Notes Due 2018 (included in Exhibit 4.2)	8-K	No. 000-09992	4.2	May 6, 2008

10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998

10.2	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004

10.3	2000 Nonstatutory Stock Option Plan (as amended August 2, 2002)*	S-8	No. 333-100166	10.3	September 27, 2002

10.4	2004 Equity Incentive Plan (as amended and restated)*	8-K	No. 000-09992	10.46	October 8, 2009

10.5	Rules of the Company’s 2004 Equity Incentive Plan for the Grant of Restricted Stock Units to Participants in France*	10-Q	No. 000-09992	10.50	January 30, 2009

10.6	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006

10.7	Option Grant Notification*	8-K	No. 000-09992	10.1	September 29, 2005

10.8	Form of Restricted Stock Unit Award Notification (Performance-Vesting)*	8-K	No. 000-09992	10.19	September 20, 2006

10.9	Form of Restricted Stock Unit Award Notification (Service-Vesting)*	10-K	No. 000-09992	10.17	August 7, 2008

10.10	Form of Restricted Stock Unit Agreement*	8-K	No. 000-09992	10.20	September 20, 2006

10.11	Form of Restricted Stock Unit Agreement for U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.44	January 30, 2009

10.12	Form of Restricted Stock Unit Agreement for French Participants (approved December 2008)*	10-Q	No. 000-09992	10.45	January 30, 2009

10.13	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.46	January 30, 2009

10.14	Form of Stock Option Amendment and Special Bonus Agreement (with Chief Executive Officer)*	8-K	No. 000-09992	99.1	January 5, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.15	Form of Stock Option Amendment and Special Bonus Agreement*	8-K	No. 000-09992	99.1	November 13, 2007

10.16	Amended and Restated 1997 Employee Stock Purchase Plan (as amended November 17, 1998)*	S-8	No. 333-75944	10.1	December 26, 2001

10.17	Amended and Restated 1997 Employee Stock Purchase Plan (as amended December 2008, effective January 1, 2009)*	10-Q	No. 000-09992	10.47	January 30, 2009

10.18	Amended and Restated 1997 Employee Stock Purchase Plan (as amended March 2009, effective July 1, 2009)*	8-K	No. 000-09992	10.52	March 30, 2009

10.19	Amended and Restated 1997 Employee Stock Purchase Plan (as amended December 2009, effective January 1, 2010)*	10-Q	No. 000-09992	10.49	January 29, 2010

10.20	KLA Instruments Corporation Restated 1982 Stock Option Plan (as amended November 18, 1996)*	S-8	No. 333-22941	10.74	March 7, 1997

10.21	Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(1)	(1)	(1)	(1)

10.22	Amendment No. 1 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(2)	(2)	(2)	(2)

10.23	Amendment No. 2 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(3)	(3)	(3)	(3)

10.24	Amendment No. 3 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(4)	(4)	(4)	(4)

10.25	Amendment No. 4 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(5)	(5)	(5)	(5)

10.26	ADE Corporation’s 1995 Stock Option Plan*	(6)	(6)	(6)	(6)

10.27	ADE Corporation 1997 Employee Stock Option Plan*	(7)	(7)	(7)	(7)

10.28	Amendment to ADE Corporation’s 1997 Employee Stock Option Plan dated April 7, 1999*	(8)	(8)	(8)	(8)

10.29	ADE Corporation’s 2000 Employee Stock Option Plan (as amended)*	(9)	(9)	(9)	(9)

10.30	Form of Indemnification Agreement for Directors and Executive Officers*	10-K	No. 000-09992	10.3	September 29, 1997

10.31	Performance Bonus Plan*	Proxy	No. 000-09992	Appendix B	September 24, 2009

10.32	Fiscal Year 2010 Performance Bonus Plan*+	10-Q	No. 000-09992	10.46	October 30, 2009

10.33	Fiscal Year 2009 Performance Bonus Plan*+	10-Q	No. 000-09992	10.41	October 31, 2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.34	Fiscal Year 2008 Performance Bonus Plan*+	10-Q	No. 000-09992	10.38	October 31, 2007

10.35	Executive Deferred Savings Plan (as amended January 1, 2009)*	10-Q	No. 000-09992	10.49	January 30, 2009

10.36	Executive Severance Plan (as amended February 19, 2009)*	8-K	No. 000-09992	10.51	February 19, 2009

10.37	Severance Agreement and General Release between the Company and Gary E. Dickerson*	10-K	No. 000-09992	10.9	August 30, 2004

10.38	Amended and Restated Agreement between the Company and Kenneth L. Schroeder*	10-Q	No. 000-09992	10.14	February 2, 2006

10.39	Separation Agreement and General Release between the Company and Kenneth Levy*	8-K	No. 000-09992	99.1	October 30, 2006

10.40	Amendment No. 1 to Separation Agreement and General Release between the Company and Kenneth Levy*	8-K	No. 000-09992	99.2	October 30, 2006

10.41	Agreement between the Company and Ben Tsai (as amended and restated)*	10-K	No. 000-09992	10.26	January 29, 2007

10.42	Letter Agreement between the Company and Brian M. Martin*	10-Q	No. 000-09992	10.28	May 7, 2007

10.43	Severance and Consulting Agreement between the Company and John Kispert*	10-Q	No. 000-09992	10.42	October 31, 2008

10.44	Letter Agreement between the Company and Mark Dentinger*	10-Q	No. 000-09992	10.43	October 31, 2008

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement
+	Confidential treatment has been requested as to a portion of this exhibit.
(1)	Incorporated by reference to Exhibit 10.22 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Commission File No. 000-26911).
(2)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Registration Statement on Form S-8, filed February 22, 2002 (Commission File No. 333-83282).

(3)	Incorporated by reference to Exhibit 99.1 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).
(4)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).
(5)	Incorporated by reference to Exhibit 10.21 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005 (Commission File No. 000-26911).
(6)	Incorporated by reference to Exhibit 10.2 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (Commission File No. 000-26714).
(7)	Incorporated by reference to Exhibit 10.3 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 1999 (Commission File No. 000-26714).
(8)	Incorporated by reference to Exhibit 4.3 to ADE Corporation’s Registration Statement on Form S-8, filed February 18, 1998 (Commission File No. 333-46505).
(9)	Incorporated by reference to Exhibit 10.4 to ADE Corporation’s Registration Statement on Form S-1 (Commission File No. 33-96408).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLA-Tencor Corporation

August 5, 2010	By:	/S/ RICHARD P. WALLACE
(Date)		Richard P. Wallace
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD P. WALLACE Richard P. Wallace	President, Chief Executive Officer and Director (principal executive officer)	August 5, 2010

/s/ MARK P. DENTINGER Mark P. Dentinger	Executive Vice President and Chief Financial Officer (principal financial officer)	August 5, 2010

/s/ VIRENDRA A. KIRLOSKAR Virendra A. Kirloskar	Senior Vice President and Chief Accounting Officer (principal accounting officer)	August 5, 2010

/s/ EDWARD W. BARNHOLT Edward W. Barnholt	Chairman of the Board and Director	August 5, 2010

/s/ ROBERT P. AKINS Robert P. Akins	Director	August 5, 2010

/s/ ROBERT T. BOND Robert T. Bond	Director	August 5, 2010

/s/ ROBERT M. CALDERONI Robert M. Calderoni	Director	August 5, 2010

/s/ JOHN T. DICKSON John T. Dickson	Director	August 5, 2010

/s/ STEPHEN P. KAUFMAN Stephen P. Kaufman	Director	August 5, 2010

/s/ KEVIN J. KENNEDY Kevin J. Kennedy	Director	August 5, 2010

/s/ KIRAN M. PATEL Kiran M. Patel	Director	August 5, 2010

/s/ DAVID C. WANG David C. Wang	Director	August 5, 2010

SCHEDULE II

Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Expense	Deductions/ Adjustments	Balance At End of Period
Fiscal Year Ended June 30, 2008:
Allowance for Doubtful Accounts	$11,729	$182	$346	$12,257

Fiscal Year Ended June 30, 2009:
Allowance for Doubtful Accounts	$12,257	$23,279	$(61)	$35,475
Allowance for Deferred Tax Assets	$—	$38,791	$—	$38,791

Fiscal Year Ended June 30, 2010:
Allowance for Doubtful Accounts	$35,475	$80	$(3,681)	$31,874
Allowance for Deferred Tax Assets	$38,791	$5,586	$(193)	$44,184

KLA-TENCOR CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger relating to the acquisition of ADE Corporation	8-K	No. 000-09992	2.1	May 26, 2006

2.2	Agreement Relating to a Friendly Take-Over Bid to be Brought for ICOS Vision Systems Corporation NV, entered into between the Company and ICOS Vision Systems Corporation NV, dated February 20, 2008	8-K	No. 000-09992	2.1	February 21, 2008

3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001

3.3	Amended and Restated Bylaws	8-K	No. 000-09992	3.1	February 19, 2009

4.1	Amended and Restated Rights Agreement dated as of April 25, 1996 between the Company and The First National Bank of Boston, as Rights Agent. This agreement includes the Form of Right Certificate as Exhibit A and the Summary of Terms of Rights as Exhibit B	8-A/A, Amendment No. 2	No. 000-09992	1	September 24, 1996

4.2	Indenture dated as of May 2, 2008 between the Company and Wells Fargo Bank, N.A., as trustee	8-K	No. 000-09992	4.1	May 6, 2008

4.3	Form of 6.900% Senior Notes Due 2018 (included in Exhibit 4.2)	8-K	No. 000-09992	4.2	May 6, 2008

10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998

10.2	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004

10.3	2000 Nonstatutory Stock Option Plan (as amended August 2, 2002)*	S-8	No. 333-100166	10.3	September 27, 2002

10.4	2004 Equity Incentive Plan (as amended and restated)*	8-K	No. 000-09992	10.46	October 8, 2009

10.5	Rules of the Company’s 2004 Equity Incentive Plan for the Grant of Restricted Stock Units to Participants in France*	10-Q	No. 000-09992	10.50	January 30, 2009

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.6	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006

10.7	Option Grant Notification*	8-K	No. 000-09992	10.1	September 29, 2005

10.8	Form of Restricted Stock Unit Award Notification (Performance-Vesting)*	8-K	No. 000-09992	10.19	September 20, 2006

10.9	Form of Restricted Stock Unit Award Notification (Service-Vesting)*	10-K	No. 000-09992	10.17	August 7, 2008

10.10	Form of Restricted Stock Unit Agreement*	8-K	No. 000-09992	10.20	September 20, 2006

10.11	Form of Restricted Stock Unit Agreement for U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.44	January 30, 2009

10.12	Form of Restricted Stock Unit Agreement for French Participants (approved December 2008)*	10-Q	No. 000-09992	10.45	January 30, 2009

10.13	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.46	January 30, 2009

10.14	Form of Stock Option Amendment and Special Bonus Agreement (with Chief Executive Officer)*	8-K	No. 000-09992	99.1	January 5, 2007

10.15	Form of Stock Option Amendment and Special Bonus Agreement*	8-K	No. 000-09992	99.1	November 13, 2007

10.16	Amended and Restated 1997 Employee Stock Purchase Plan (as amended November 17, 1998)*	S-8	No. 333-75944	10.1	December 26, 2001

10.17	Amended and Restated 1997 Employee Stock Purchase Plan (as amended December 2008, effective January 1, 2009)*	10-Q	No. 000-09992	10.47	January 30, 2009

10.18	Amended and Restated 1997 Employee Stock Purchase Plan (as amended March 2009, effective July 1, 2009)*	8-K	No. 000-09992	10.52	March 30, 2009

10.19	Amended and Restated 1997 Employee Stock Purchase Plan (as amended December 2009, effective January 1, 2010)*	10-Q	No. 000-09992	10.49	January 29, 2010

10.20	KLA Instruments Corporation’s Restated 1982 Stock Option Plan (as amended November 18, 1996)*	S-8	No. 333-22941	10.74	March 7, 1997

10.21	Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(1)	(1)	(1)	(1)

10.22	Amendment No. 1 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(2)	(2)	(2)	(2)

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.23	Amendment No. 2 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(3)	(3)	(3)	(3)

10.24	Amendment No. 3 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(4)	(4)	(4)	(4)

10.25	Amendment No. 4 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(5)	(5)	(5)	(5)

10.26	ADE Corporation’s 1995 Stock Option Plan*	(6)	(6)	(6)	(6)

10.27	ADE Corporation’s 1997 Employee Stock Option Plan*	(7)	(7)	(7)	(7)

10.28	Amendment to ADE Corporation’s 1997 Employee Stock Option Plan dated April 7, 1999*	(8)	(8)	(8)	(8)

10.29	ADE Corporation’s 2000 Employee Stock Option Plan (as amended)*	(9)	(9)	(9)	(9)

10.30	Form of Indemnification Agreement for Directors and Executive Officers*	10-K	No. 000-09992	10.3	September 29, 1997

10.31	Performance Bonus Plan*	Proxy	No. 000-09992	Appendix B	September 24, 2009

10.32	Fiscal Year 2010 Performance Bonus Plan*+	10-Q	No. 000-09992	10.46	October 30, 2009

10.33	Fiscal Year 2009 Performance Bonus Plan*+	10-Q	No. 000-09992	10.41	October 31, 2008

10.34	Fiscal Year 2008 Performance Bonus Plan*+	10-Q	No. 000-09992	10.38	October 31, 2007

10.35	Executive Deferred Savings Plan (as amended January 1, 2009)*	10-Q	No. 000-09992	10.49	January 30, 2009

10.36	Executive Severance Plan (as amended February 19, 2009)*	8-K	No. 000-09992	10.51	February 19, 2009

10.37	Severance Agreement and General Release between the Company and Gary E. Dickerson*	10-K	No. 000-09992	10.9	August 30, 2004

10.38	Amended and Restated Agreement between the Company and Kenneth L. Schroeder*	10-Q	No. 000-09992	10.14	February 2, 2006

10.39	Separation Agreement and General Release between the Company and Kenneth Levy*	8-K	No. 000-09992	99.1	October 30, 2006

10.40	Amendment No. 1 to Separation Agreement and General Release between the Company and Kenneth Levy*	8-K	No. 000-09992	99.2	October 30, 2006

10.41	Agreement between the Company and Ben Tsai (as amended and restated)*	10-K	No. 000-09992	10.26	January 29, 2007

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.42	Letter Agreement between the Company and Brian M. Martin*	10-Q	No. 000-09992	10.28	May 7, 2007

10.43	Severance and Consulting Agreement between the Company and John Kispert*	10-Q	No. 000-09992	10.42	October 31, 2008

10.44	Letter Agreement between the Company and Mark Dentinger*	10-Q	No. 000-09992	10.43	October 31, 2008

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement.
+	Confidential treatment has been requested as to a portion of this exhibit.
(1)	Incorporated by reference to Exhibit 10.22 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Commission File No. 000-26911).
(2)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Registration Statement on Form S-8, filed February 22, 2002 (Commission File No. 333-83282).
(3)	Incorporated by reference to Exhibit 99.1 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).
(4)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).
(5)	Incorporated by reference to Exhibit 10.21 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005 (Commission File No. 000-26911).
(6)	Incorporated by reference to Exhibit 10.2 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (Commission File No. 000-26714).
(7)	Incorporated by reference to Exhibit 10.3 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 1999 (Commission File No. 000-26714).
(8)	Incorporated by reference to Exhibit 4.3 to ADE Corporation’s Registration Statement on Form S-8, filed February 18, 1998 (Commission File No. 333-46505).
(9)	Incorporated by reference to Exhibit 10.4 to ADE Corporation’s Registration Statement on Form S-1 (Commission File No. 33-96408).