Form 10-Q
period 2010-09-30
KLA TENCOR CORP
filed 2010-10-29
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-09992

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 13, 2010, there were 167,064,459 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KLA-TENCOR CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$538,384	$529,918
Marketable securities	980,608	1,004,126
Accounts receivable, net	500,022	440,125
Inventories, net	464,242	401,730
Deferred income taxes	317,240	328,522
Other current assets	132,865	131,044

Total current assets	2,933,361	2,835,465
Land, property and equipment, net	247,380	236,752
Goodwill	328,126	328,006
Purchased intangibles, net	108,908	117,336
Other non-current assets	385,090	389,497

Total assets	$4,002,865	$3,907,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,226	$107,938
Deferred system profit	201,663	204,764
Unearned revenue	33,518	37,026
Other current liabilities	390,211	422,059

Total current liabilities	763,618	771,787
Non-current liabilities:
Long-term debt	745,882	745,747
Income tax payable	57,500	53,492
Unearned revenue	21,124	20,354
Other non-current liabilities	73,484	69,065

Total liabilities	1,661,608	1,660,445
Commitments and contingencies (Note 12 and Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	953,437	921,460
Retained earnings	1,402,931	1,356,454
Accumulated other comprehensive income (loss)	(15,111)	(31,303)

Total stockholders’ equity	2,341,257	2,246,611

Total liabilities and stockholders’ equity	$4,002,865	$3,907,056

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
(In thousands, except per share data)	2010	2009
Revenues:
Product	$550,609	$229,251
Service	131,733	113,436

Total revenues	682,342	342,687

Costs and operating expenses:
Costs of revenues	263,969	171,892
Engineering, research and development	94,720	78,209
Selling, general and administrative	88,037	77,636

Total costs and operating expenses	446,726	327,737

Income from operations	235,616	14,950
Interest income and other, net	1,225	21,299
Interest expense	13,529	13,457

Income before income taxes	223,312	22,792
Provision for income taxes	69,116	2,387

Net income	$154,196	$20,405

Net income per share:
Basic	$0.92	$0.12

Diluted	$0.91	$0.12

Cash dividend paid per share	$0.25	$0.15

Weighted average number of shares:
Basic	167,187	170,698

Diluted	169,839	172,718

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended September 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income	$154,196	$20,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,783	23,134
Gain on sale of real estate assets	—	(2,824)
Non-cash stock-based compensation	24,213	20,199
Tax charge from equity awards	—	(5,133)
Net gain on sale of marketable securities and other investments	(1,047)	(1,292)
Changes in assets and liabilities:
Increase in accounts receivable, net	(50,342)	(28,279)
Decrease (increase) in inventories	(63,450)	26,971
Decrease (increase) in other assets	10,870	(46,368)
Increase in accounts payable	30,096	11,288
Increase (decrease) in deferred system profit	(3,101)	18,902
Increase (decrease) in other liabilities	(26,690)	36,246

Net cash provided by operating activities	95,528	73,249

Cash flows from investing activities:
Capital expenditures, net	(11,163)	(3,635)
Purchase of available-for-sale securities	(228,951)	(263,646)
Proceeds from sale and maturity of available-for-sale securities	239,650	221,588
Purchase of trading securities	(16,004)	(23,573)
Proceeds from sale of trading securities	30,623	29,145

Net cash provided by (used in) investing activities	14,155	(40,121)

Cash flows from financing activities:
Issuance of common stock	2,953	2,917
Tax withholding payments related to vested and released restricted stock units	(9,517)	(1,833)
Common stock repurchases	(62,156)	—
Payment of dividends to stockholders	(41,785)	(25,606)

Net cash used in financing activities	(110,505)	(24,522)

Effect of exchange rate changes on cash and cash equivalents	9,288	7,266

Net increase in cash and cash equivalents	8,466	15,872
Cash and cash equivalents at beginning of period	529,918	524,967

Cash and cash equivalents at end of period	$538,384	$540,839

Supplemental cash flow disclosures:
Income taxes paid, net	$46,060	$10,591

Interest paid	$352	$246

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation. The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the SEC on August 6, 2010.

The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”) in June 2009.

The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2011.

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

Recent Accounting Pronouncements

In April 2010, the FASB amended its guidance on share-based payment awards with an exercise price denominated in certain currencies. The amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This amendment becomes effective for the Company’s interim period ending September 30, 2011. The Company does not expect the implementation to have a material impact on its financial position, results of operations or cash flows.

In April 2010, the FASB amended the authoritative guidance addressing accounting for arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as “milestones.” The scope of the new guidance is limited to milestones in arrangements that involve research or development activities, such as achieving a specific result from the research or development efforts. The amendment provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A vendor that is affected by the amendments is required to provide a description of the overall arrangement, a description of each milestone and related contingent consideration, a determination of whether each milestone is considered substantive, the factors that the entity considered in determining whether the milestone or milestones are substantive, and the amount of consideration recognized during the period for the milestone or milestones. This amendment is effective for the Company’s interim period ended September 30, 2010. The amendment did not have an impact on the Company’s financial position, results of operations or cash flows.

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

In June 2009, the FASB issued authoritative guidance for consolidations that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is effective for the Company’s interim reporting period ended September 30, 2010. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

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

The Company elected to early adopt this accounting guidance at the beginning of its second quarter of the fiscal year ended June 30, 2010 and has applied the adoption retrospectively to the beginning of the fiscal year to apply the guidance to transactions originating or materially modified after June 30, 2009. The implementation resulted in additional qualitative disclosures that are included below but did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

All of the Company’s financial instruments are classified within Level 1 or Level 2 of the fair value hierarchy at September 30, 2010 because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market funds and U.S. Treasury securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

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

The types of instruments valued based on unobservable inputs include the auction rate securities that were held by the Company as of and prior to June 30, 2010. Such instruments were generally classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of these auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities.

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 were as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasuries	$32,940	$31,990	$950	—
U.S. Government agency securities	256,981	249,220	7,761	—
Municipal bonds	59,217	—	59,217	—
Corporate debt securities	561,959	—	561,959	—
Money market, bank deposits and other	311,129	308,405	2,724	—
Sovereign securities	45,650	10,465	35,185	—
Equity securities	1,812	1,812	—	—

Total marketable securities and cash equivalents	1,269,688	601,892	667,796	—

Executive Deferred Savings Plan (“EDSP”):
Money market and other	1,751	1,751	—	—
Mutual funds	118,463	91,886	26,577	—

Executive Deferred Savings Plan total	120,214	93,637	26,577	—

Derivative assets	3,482	—	3,482	—
Total financial assets	$1,393,384	$695,529	$697,855	$—

Derivative liabilities	$(3,603)	$—	$(3,603)	$—

Total financial liabilities	$(3,603)	$—	$(3,603)	$—

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 were as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasuries	$42,293	$35,194	$7,099	—
U.S. Government agency securities	250,280	243,144	7,136	—
Municipal bonds	55,459	—	55,459	—
Corporate debt securities	603,156	—	603,156	—
Money market, bank deposits and other	373,081	373,070	11	—
Sovereign securities	39,355	10,500	28,855	—
Auction rate securities	16,825	—	—	16,825

Total marketable securities and cash equivalents	1,380,449	661,908	701,716	16,825

Executive Deferred Savings Plan (“EDSP”):
Money market and other	4	4	—	—
Mutual funds	109,226	85,254	23,972	—

Executive Deferred Savings Plan total	109,230	85,258	23,972	—

Derivative assets	296	—	296	—
Total financial assets	$1,489,975	$747,166	$725,984	$16,825

Derivative liabilities	$(5,824)	$—	$(5,824)	$—

Total financial liabilities	$(5,824)	$—	$(5,824)	$—

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2010 as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$289,080	$288,480	$600	$—
Marketable securities	980,608	313,412	667,196	—
Other current assets	3,482	—	3,482	—
Other non-current assets	120,214	93,637	26,577	—

Total financial assets	$1,393,384	$695,529	$697,855	$—

Other current liabilities	$(3,603)	$—	$(3,603)	$—

Total financial liabilities	$(3,603)	$—	$(3,603)	$—

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2010 as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$376,323	$356,224	$20,099	$—
Marketable securities	1,004,126	305,684	681,617	16,825
Other current assets	296	—	296	—
Other non-current assets	109,230	85,258	23,972	—

Total financial assets	$1,489,975	$747,166	$725,984	$16,825

Other current liabilities	$(5,824)	$—	$(5,824)	$—

Total financial liabilities	$(5,824)	$—	$(5,824)	$—

Changes in our Level 3 securities for the three months ended September 30, 2010 and 2009 were as follows:

	Three months ended September 30,
	2010	2009
Beginning aggregate estimated fair value of Level 3 securities	$16,825	$40,584
Total realized and unrealized gains
Unrealized gain included in other comprehensive income	—	—
Unrealized gain included in income	—	35
Net settlements	(16,825)	(3,025)

Ending aggregate estimated fair value of Level 3 securities	$—	$37,594

NOTE 3 – BALANCE SHEET COMPONENTS

(In thousands)	September 30, 2010	June 30, 2010
Accounts receivable, net
Accounts receivable, gross	$522,078	$471,999
Allowance for doubtful accounts	(22,056)	(31,874)

	$500,022	$440,125

Inventories, net
Customer service parts	$134,301	$131,951
Raw materials	177,785	123,301
Work-in-process	109,336	95,641
Finished goods	42,820	50,837

	$464,242	$401,730

Other current assets
Prepaid expenses	$38,511	$39,121
Income tax related receivables	47,934	47,934
Other current assets	46,420	43,989

	$132,865	$131,044

Land, property and equipment, net
Land	$41,840	$41,807
Buildings and improvements	122,638	122,467
Machinery and equipment	452,812	443,351
Office furniture and fixtures	22,839	23,345
Leasehold improvements	102,246	101,936
Construction in progress	6,641	2,603

	749,016	735,509
Less: accumulated depreciation	(501,636)	(498,757)

	$247,380	$236,752

Other non-current assets
Long-term investments	$144,489	$132,829
Deferred tax assets – long-term	229,514	244,927
Other	11,087	11,741

	$385,090	$389,497

Other current liabilities
Warranty	$25,556	$21,109
Compensation and benefits	231,288	268,446
Income taxes payable	30,520	35,340
Interest payable	21,706	8,769
Accrued litigation costs	1,632	10,439
Other accrued expenses	79,509	77,956

	$390,211	$422,059

NOTE 4 – MARKETABLE SECURITIES

The amortized costs and estimated fair values of marketable securities as of September 30, 2010 and June 30, 2010 are as follows:

As of September 30, 2010 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries	$32,724	$216	$—	$32,940
U.S. Government agency securities	255,940	1,061	(20)	256,981
Municipal bonds	58,853	379	(15)	59,217
Corporate debt securities	555,320	6,656	(17)	561,959
Money market, bank deposits and other	311,129	—	—	311,129
Sovereign securities	45,247	417	(14)	45,650
Equity securities	1,937	—	(125)	1,812

Subtotal	1,261,151	8,729	(191)	1,269,688
Less: Cash equivalents	289,080	—	—	289,080

Marketable securities	$972,070	$8,729	$(191)	$980,608

As of June 30, 2010 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries	$42,182	$112	$(1)	$42,293
U.S. Government agency securities	249,182	1,108	(10)	250,280
Municipal bonds	55,171	368	(80)	55,459
Corporate debt securities	599,118	5,314	(1,276)	603,156
Money market, bank deposits and other	373,081	—	—	373,081
Sovereign securities	39,166	210	(21)	39,355
Auction rate securities	16,825	—	—	16,825

Subtotal	1,374,725	7,112	(1,388)	1,380,449
Less: Cash equivalents	376,316	7	—	376,323

Marketable securities	$998,409	$7,105	$(1,388)	$1,004,126

KLA-Tencor’s investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all these investments upon maturity. The following table summarizes the estimated fair value and gross unrealized losses of the Company’s investments, aggregated by investment instrument and length of time that the individual securities have been in an unrealized loss position as of September 30, 2010:

(In thousands)	Estimated Fair Value	Gross Unrealized Losses(1)
U.S. Government agency securities	$39,200	$(20)
Municipal bonds	5,255	(15)
Corporate debt securities	13,193	(17)
Sovereign securities	9,700	(14)
Equity securities	1,812	(125)

Total	$69,160	$(191)

(1)	Of the total gross unrealized losses, there were no amounts that have been in a continuous loss position for 12 months or more.

The contractual maturities of securities classified as available-for-sale as of September 30, 2010, regardless of the consolidated balance sheet classification, are as follows:

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$201,411	$202,336
Due after one year through three years	770,659	778,272

	$972,070	$980,608

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized gain for the three months ended September 30, 2010 was approximately $1.0 million.

During the fiscal years ended June 30 2008, 2009 and 2010, the Company’s investment portfolio included auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities that were held by the Company were backed by student loans and were collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities that were held by the Company were rated by the major independent rating agencies as either AAA or Aaa. In February 2008, because sell orders exceeded buy orders, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that were then held by the Company. These failures were not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions might not have been accessible until the issuer called the security, a successful auction occurred, a buyer was found outside of the auction process, or the security matured. By letter dated August 8, 2008, the Company received notification from UBS AG (“UBS”), in connection with a settlement entered into between UBS and certain regulatory agencies, offering to repurchase all of the Company’s auction rate security holdings at par value. The Company formally accepted the settlement offer and entered into a repurchase agreement (“Agreement”) with UBS on November 11, 2008 (“Acceptance Date”). By accepting the Agreement, the Company (1) received the right (“Put Option”) to sell its auction rate securities at par value to UBS between June 30, 2010 and June 30, 2012 and (2) gave UBS the right to purchase the auction rate securities from the Company any time after the Acceptance Date as long as the Company receives the par value. As of June 30, 2009, the Company had $40.7 million par value of auction rate securities. During the fiscal year ended June 30, 2010, $23.9 million of the auction rate securities were called at par by the issuers. The Put Option was exercised on June 30, 2010 to sell the remaining auction rate securities of $16.8 million at par value and was subsequently settled in July 2010.

Executive Deferred Savings Plan

KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment. As of September 30, 2010, the Company had a deferred compensation plan related asset and liability of $120.2 million and $121.0 million, respectively, included as a component of other non-current assets and current liabilities on the Condensed Consolidated Balance Sheet, respectively. As of June 30, 2010, the Company had a deferred compensation plan related asset and liability of $109.2 million and $110.0 million, respectively, included as a component of other non-current assets and other current liabilities on the Condensed Consolidated Balance Sheet, respectively.

NOTE 5 – GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The following table presents goodwill balances and the movements during the three months ended September 30, 2010 and 2009:

	Three months ended September 30,
(In thousands)	2010	2009
Gross beginning balance as of beginning of fiscal year	$604,592	$605,965
Accumulated impairment losses	(276,586)	(276,586)

Net beginning balance as of beginning of fiscal year	328,006	329,379
Net exchange differences	120	8,939

Net ending balance as of September 30	$328,126	$338,318

(In thousands)	As of September 30, 2010	As of September 30, 2009
Gross goodwill balance	$604,712	$614,904
Accumulated impairment losses	(276,586)	(276,586)

Net goodwill balance	$328,126	$338,318

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company completed its annual evaluation of the goodwill by reporting unit during the three months ended December 31, 2009 and concluded that there was no impairment. As of December 31, 2009, the Company’s assessment of goodwill impairment indicated that the fair values of the Company’s reporting units were substantially in excess of their estimated carrying values and therefore goodwill in the reporting units was not impaired. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of the fiscal year ended June 30, 2010. The next annual evaluation of the goodwill by reporting unit will be performed in the second quarter of the fiscal year ending June 30, 2011.

Adjustments to goodwill during the three months ended September 30, 2010 and 2009 resulted primarily from foreign currency translation adjustments.

Purchased Intangible Assets

The components of purchased intangible assets as of September 30, 2010 and June 30, 2010 were as follows:

(Dollar amounts in thousands)		As of September 30, 2010			As of June 30, 2010
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	4-7 years	$133,066	$80,342	$52,724	$133,066	$75,524	$57,542
Patents	6-13 years	57,648	35,810	21,838	57,648	34,217	23,431
Trade name / Trademark	4-10 years	19,893	11,615	8,278	19,893	11,130	8,763
Customer relationships	6-7 years	54,823	29,096	25,727	54,823	27,606	27,217
Other	0-1 year	16,200	15,859	341	16,200	15,817	383

Total		$281,630	$172,722	$108,908	$281,630	$164,294	$117,336

For the three months ended September 30, 2010 and 2009, amortization expense for other intangible assets was $8.4 million and $8.3 million, respectively. Based on the intangible assets recorded as of September 30, 2010, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (in thousands)
2011 (remaining 9 months)	$24,277
2012	29,931
2013	20,658
2014	15,238
2015	12,472
Thereafter	6,332

Total	$108,908

NOTE 6 – LONG-TERM DEBT

In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as of September 30, 2010.

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

Based on the trading prices of the debt at September 30, 2010 and June 30, 2010, the estimated fair value of the debt at September 30, 2010 and June 30, 2010 were $848.3 million and $834.4 million, respectively.

NOTE 7 – STOCK-BASED COMPENSATION

Equity Incentive Program

Under the Company’s current equity incentive program, the Company issues equity awards from its 2004 Equity Incentive Plan (the “2004 Plan”), which provides for the grant of options to purchase shares of its common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to its employees, consultants and members of its Board of Directors. The 2004 Plan was approved by the Company’s stockholders on October 18, 2004 and permits the issuance of up to 32.0 million shares of common stock, including 11.0 million shares approved by the Company’s stockholders on November 4, 2009. As of September 30, 2010, 9.9 million shares were available for grant under the 2004 Plan. Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto. During the three months ended September 30, 2010, approximately 0.3 million restricted stock units were granted to senior management with performance-based and service-based vesting criteria.

The following table summarizes the combined activity under the equity incentive plans for the indicated period:

(In thousands)	Available For Grant
Balances at June 30, 2010(1)	15,162
Restricted stock units granted(2)	(3,753)
Restricted stock units canceled(2)	64
Options canceled/expired/forfeited	810
Plan shares expired(3)	(773)

Balances at September 30, 2010(1)	11,510

(1)	Includes shares available for issuance under the 2004 Plan, as well as under the Company’s 1998 Outside Director Option Plan (the “Outside Director Plan”), which only permits the issuance of stock options to the Company’s non-employee directors. As of September 30, 2010, approximately 1.6 million shares were available for grant under the Outside Director Plan.
(2)	Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto. The number of restricted stock units provided in this row reflects the application of that 1.8x multiple.
(3)	Represents the portion of shares listed as “Options canceled/expired/forfeited” above that were issued under the Company’s equity incentive plans other than the 2004 Plan or the Outside Director Plan. Because the Company is only currently authorized to issue equity awards under the 2004 Plan and the Outside Director Plan, any equity awards that are canceled, expire or are forfeited under any other Company equity incentive plan do not result in additional shares being available to the Company for future grant.

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

The following table shows pre-tax stock-based compensation expense for the indicated periods:

(In thousands)	Three months ended September 30,
	2010	2009
Stock-based compensation expense by:
Costs of revenues	$4,168	$3,288
Engineering, research and development	7,618	6,603
Selling, general and administrative	12,427	10,308

Total stock-based compensation	$24,213	$20,199

Stock Options

The following table summarizes the activity and weighted-average exercise price for stock options under all plans for the three months ended September 30, 2010:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2010	11,358	$43.72
Granted	—	$—
Exercised	(105)	$28.02
Cancelled/expired/forfeited	(810)	$45.88

Outstanding stock options as of September 30, 2010	10,443	$43.71

Vested and exercisable as of September 30, 2010	10,387	$43.65

The Company has not issued any stock options since November 1, 2007. The weighted-average remaining contractual terms for total options outstanding under all plans and for total options vested and exercisable under all plans as of September 30, 2010 were each 2.7 years. The aggregate intrinsic values for total options outstanding under all plans and for total options vested and exercisable under all plans as of September 30, 2010 were each $5.7 million.

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

The following table shows total intrinsic value of options exercised, total cash received from employees as a result of employee stock option exercises, and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

(In thousands)	Three months ended September 30,
	2010	2009
Total intrinsic value of options exercised	$563	$210
Total cash received from employees as a result of employee stock option exercises	$2,953	$2,917
Tax benefits realized in connection with these stock option exercises	$202	$77

As of September 30, 2010, the unrecognized stock-based compensation balance related to stock options was $0.8 million and will be recognized over an estimated weighted-average amortization period of 0.7 years.

The Company settles employee stock option exercises with newly issued common shares except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.

The following table shows stock-based compensation capitalized as inventory as of September 30, 2010 and June 30, 2010:

(In thousands)	September 30, 2010	June 30, 2010
Inventory	$7,378	$6,687

Restricted Stock Units

The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, traded for taxes, and forfeited during the three months ended September 30, 2010 and restricted stock units outstanding as of September 30, 2010 and June 30, 2010:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2010	6,470	$22.52
Granted	2,085	$19.52
Vested and released	(615)	$30.59
Traded for taxes	(304)	$30.62
Forfeited	(36)	$21.73

Outstanding restricted stock units as of September 30, 2010	7,600	$20.72

(1)	Share numbers reflect actual shares subject to awarded restricted stock units. Under the terms of the 2004 Plan, each of the share numbers presented in this column are multiplied by 1.8 to calculate their impact on the share reserve under the 2004 Plan.

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

The following table shows the grant-date fair value after estimated forfeitures, weighted-average grant date fair value per unit, and tax benefits realized by the Company in connection with vested and released restricted stock units for the three months ended September 30, 2010 and 2009:

(In thousands, except for weighted-average grant date fair value)	Three months ended September 30,
	2010	2009
Grant-date fair value after estimated forfeitures	$40,705	$62,470
Weighted-average grant date fair value per unit	$19.52	$22.16
Tax benefits realized in connection with vested and released restricted stock units	$10,094	$1,638

As of September 30, 2010, the unrecognized stock-based compensation balance related to restricted stock units was $125.1 million and will be recognized over an estimated weighted-average amortization period of 2.7 years.

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

During the quarter ended March 31, 2009, the Company’s Board of Directors approved amendments to the ESPP as part of the Company’s efforts to reduce operating expenses in response to the then-current economic conditions. Those amendments to the ESPP (a) eliminated the look-back feature (i.e., the reference to the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period) and (b) reduced the purchase price discount from 15% to 5%. These changes were effective July 1, 2009, such that the purchase price with respect to the six-month offering period that began on July 1, 2009 was 95% of the fair market value of the Company’s common stock on the December 31, 2009 purchase date.

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

The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended September 30,
	2010	2009
Stock purchase plan:
Expected stock price volatility	41%	(	*)
Risk-free interest rate	0.20%	(	*)
Dividend yield	3.68%	(	*)
Expected life of options (in years)	0.50	(	*)

(*)	There were no valuations recorded during the three months ended September 30, 2009. No compensation cost was recognized as the purchase price was based solely on the market price of the shares at the purchase date and the discount on the purchase price was 5%.

In connection with disqualifying dispositions of shares purchased under the ESPP, the Company realized tax benefits as follows during the three months ended September 30, 2010 and 2009:

(In thousands)	Three months ended September 30,
	2010	2009
Tax benefits realized in connection with disqualifying dispositions of ESPP shares	$356	$713

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to issue under the ESPP during the forthcoming fiscal year. During the fiscal year ended June 30, 2010, a total of 2.0 million additional shares were reserved under the ESPP, and an additional 2.0 million shares were reserved under the ESPP with respect to fiscal year 2011 during the three months ended September 30, 2010. As of September 30, 2010, a total of 4.6 million shares were reserved and available for issuance under the ESPP.

NOTE 8 – STOCK REPURCHASE PROGRAM

Since July 1997, the Board of Directors has authorized the Company to systematically repurchase in the open market up to 62.8 million shares of its common stock under a repurchase program. This program was put into place to reduce the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, and to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated there under such as Rule 10b-18. In October 2008, the Company suspended its stock repurchase program, and the Company subsequently restarted the program in February 2010. At September 30, 2010, 3.2 million shares were available for repurchase under the Company’s repurchase program.

Share repurchases for the three months ended September 30, 2010 and 2009 were as follows:

(In thousands)	Three months ended September 30,
	2010	2009
Number of shares of common stock repurchased	1,972	—
Total cost of repurchases	$59,323	—

At September 30, 2010, $1.8 million of the above total cost of repurchase amount remained unpaid and is recorded in other current liabilities. The $4.6 million which was accrued at June 30, 2010 was paid during the three months ended September 30, 2010.

NOTE 9 – NET INCOME PER SHARE

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

(In thousands, except per share data)	Three months ended September 30,
	2010	2009
Numerator:
Net income	$154,196	$20,405
Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock units	167,187	170,698
Effect of dilutive options and restricted stock	2,652	2,020

Denominator for diluted earnings per share	169,839	172,718

Basic earnings per share	$0.92	$0.12
Diluted earnings per share	$0.91	$0.12
Anti-dilutive securities excluded from the computation of diluted net income per share	10,340	12,242

The total amounts of dividends paid during the three months ended September 30, 2010 and 2009 were $41.8 million and $25.6 million, respectively.

NOTE 10 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

(In thousands)	Three months ended September 30,
	2010	2009
Net income	$154,196	$20,405
Other comprehensive income:
Currency translation adjustments	13,522	9,089
Gain on cash flow hedging instruments, net	840	162
Change in unrecognized losses and transition obligation related to pension and post retirement plans	80	18
Unrealized gain on investments, net	1,750	1,573

Other comprehensive income	$16,192	$10,842

Total comprehensive income	$170,388	$31,247

NOTE 11 – INCOME TAXES

The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended September 30,
	2010	2009
Income before income taxes	$223,312	$22,792
Provision for taxes	69,116	2,387
Effective tax rate	31.0%	10.5%

The Company’s estimated effective tax rate for the year is approximately 30%.

The difference between the actual effective tax rate during the quarter and the estimated annual effective tax rate is due to the tax impact of the following during the three months ended September 30, 2010:

•

Tax expense was increased by $9.1 million due to shortfalls from employee stock activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes.

•

Tax expense was decreased by $3.4 million by a non-taxable increase in the assets held within the Company’s Executive Deferred Savings Plan and by $2.9 million due to the tax effect of inter-company dividends.

Tax expense was lower as a percentage of income during the three months ended September 30, 2009 compared to the three months ended September 30, 2010 primarily due to a decrease in tax expense of $4.1 million resulting from a non-taxable increase in the assets held within the Company’s Executive Deferred Savings Plan during the three months ended September 30, 2009. This decrease in tax expense during the three months ended September 30, 2009 had a significant impact on the Company’s effective tax rate due to the lower level of income generated during the quarter.

On October 8, 2010, the California legislature approved the 2010-2011 budget bills, which included various income tax provisions, including suspending utilization of net operating loss carry forwards. The Company does not expect a material impact to the effective tax rate from the income tax provisions in the bills.

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is under United States federal income tax examination for the fiscal years ended June 30, 2007 through June 30, 2009, which represents all years for which tax returns have been filed and the statute of limitations has not expired. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2006. The Company is also subject to examinations in major foreign jurisdictions, including Japan, Israel and Singapore, for all years beginning from the fiscal year ended June 30, 2006 and is currently under tax examinations in various other foreign tax jurisdictions. It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that it may recognize up to $3.6 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with various foreign tax authorities.

NOTE 12 – LITIGATION AND OTHER LEGAL MATTERS

Indemnification Obligations. Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees with respect to certain litigation matters and investigations that arise in connection with their service to the Company. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The Company paid or reimbursed legal expenses incurred in connection with the investigation of its historical stock option practices and the related litigation and government inquiries by a number of its current and former directors, officers and employees. The Company is currently paying defense costs to two former officers and employees facing SEC civil actions to which the Company is not a party. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, the Company believes the fair value of this liability, to the extent estimable, is appropriately considered within the reserve it has established for currently pending legal proceedings.

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

The following table shows total receivables sold under factoring agreements, proceeds from sales of LCs and related discounting fees paid for the three months ended September 30, 2010 and 2009:

	Three months ended
(In thousands)	September 30, 2010	September 30, 2009
Receivables sold under factoring agreements	$60,025	$30,201
Proceeds from sales of LCs	$50,831	$10,507
Discounting fees paid on sales of LCs (1)	$105	$123

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was approximately $2.0 million and $2.6 million for the three months ended September 30, 2010 and 2009, respectively.

The following is a schedule of expected operating lease payments (in thousands):

Fiscal year ended June 30,	Amount
2011 (remaining 9 months)	$6,890
2012	6,596
2013	4,386
2014	3,013
2015	1,846
2016 and thereafter	5,054

Total minimum lease payments	$27,785

Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. KLA-Tencor’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $355.6 million as of September 30, 2010 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

The following table provides the changes in the product warranty accrual for the three months ended September 30, 2010 and 2009:

(In thousands)	Three months ended September 30,
	2010	2009
Beginning balance	$21,109	$18,213
Accruals for warranties issued during the period	9,486	4,733
Changes in liability related to pre-existing warranties	159	(1,925)
Settlements made during the period	(5,198)	(5,969)

Ending balance	$25,556	$15,052

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

The Company maintains guarantee arrangements available through various financial institutions for $26.2 million, of which $18.8 million have been issued primarily to fund guarantees to customs authorities for VAT and other operating requirements of the Company’s subsidiaries in Europe and Asia as of September 30, 2010.

NOTE 14 – RESTRUCTURING CHARGES

In March 2009, the Company announced a plan to further reduce its global workforce by approximately 10%, which followed the Company’s announcement in November 2008 of a global workforce reduction of approximately 15%. The Company has undertaken a number of cost reduction activities, including these workforce reductions, in an effort to lower its quarterly operating expense run rate. The program in the United States is accounted for in accordance with the authoritative guidance related to compensation for non-retirement post-employment benefits, whereas the programs in the international locations are accounted for in accordance with the authoritative guidance for contingencies. During the three months ended September 30, 2010, the Company recorded a $0.3 million net restructuring charge, of which $0.1 million was recorded to costs of revenues and $0.2 million was recorded to selling, general and administrative expense. These charges represent the estimated minimum liability associated with expected termination benefits to be provided to employees after employment.

The following table shows the activity primarily related to severance and benefits expense for the three months ended September 30, 2010 and 2009:

(In thousands)	Three months ended September 30, 2010	Three months ended September 30, 2009
Beginning balance	$1,221	$8,086
Restructuring costs	365	583
Adjustments	(22)	(536)
Cash payments	(975)	(4,099)

Ending balance	$589	$4,034

Substantially all of the remaining accrued restructuring balance related to the Company’s workforce reductions is expected to be paid out by the end of calendar year 2010.

NOTE 15 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The authoritative guidance requires companies to recognize all derivative instruments and hedging activities, including foreign currency exchange contracts, as either assets or liabilities at fair value on the balance sheet. Changes in the fair value of derivatives that do not qualify for hedge treatment as well as the ineffective portion of any hedges are reflected in the Condensed Consolidated Statement of Operations. In accordance with the guidance, the Company designates foreign currency forward exchange contracts as cash flow hedges of certain forecasted foreign currency denominated sales and purchase transactions.

KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets. As a result, KLA-Tencor is exposed to risks relating to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts and option contracts to hedge against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions such as the Japanese yen, the euro and the Israeli shekel. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. These currency forward exchange contracts and options, designated as cash flow hedges, generally have maturities of less than 18 months. Cash flow hedges are evaluated for effectiveness monthly, based on changes in total fair value of the derivatives. If a financial counter-party to any of the Company’s hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience material losses.

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

Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts

The location and amounts of designated and non-designated derivative instruments’ gains and losses in the condensed consolidated financial statements for the three months ended September 30, 2010 and 2009 are as follows:

	Location in Financial Statements
	Three months ended September 30, 2010					Three months ended September 30, 2009
(In thousands)	Accumulated OCI	Revenues	Costs of revenues	Interest income and other, net	Total	Accumulated OCI	Revenues	Costs of revenues	Interest income and other, net	Total
Derivatives Designated as Hedging Instruments
Gain (loss) in accumulated OCI on derivative (effective portion)	$414				$414	$(202)				$(202)

Loss reclassified from accumulated OCI into income (effective portion)		$(793)	$(142)		$(935)		$(462)			$(462)

Gain (loss) recognized in income on derivative (ineffectiveness portion and amount excluded from effectiveness testing)				$(119)	$(119)				$(521)	$(521)

Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income				$(1,356)	$(1,356)				$(2,513)	$(2,513)

The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, was as follows:

(In thousands)	As of September 30, 2010	As of June 30, 2010
Cash flow hedge contracts
Purchase	$14,551	$15,835
Sell	(68,792)	(32,853)
Other foreign currency hedge contracts
Purchase	81,323	82,535
Sell	(64,885)	(104,414)

Net	$(37,803)	$(38,897)

The location and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of September 30, 2010 and June 30, 2010 were as follows:

	Asset Derivatives			Liability Derivatives
		September 30, 2010	June 30, 2010		September 30, 2010	June 30, 2010
(In thousands)	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contract	Other current assets	$1,089	$125	Other current liabilities	$1,355	$2,033

Total derivatives designated as hedging instruments		$1,089	$125		$1,355	$2,033

Derivatives not designated as hedging instruments
Foreign exchange contract	Other current assets	$2,393	$171	Other current liabilities	$2,248	$3,791

Total derivatives not designated as hedging instruments		2,393	171		$2,248	$3,791

Total derivatives		$3,482	$296		$3,603	$5,824

The following table provides the balances and changes in the accumulated other comprehensive income (loss) related to derivative instruments for the three months ended September 30, 2010 and 2009:

(In thousands)	Three months ended September 30,
	2010	2009
Beginning balance	$(1,995)	$(1,613)
Amount reclassified to income	935	462
Net change	414	(202)

Ending balance	$(646)	$(1,353)

NOTE 16 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2010 and 2009, the Company purchased from, or sold to, several entities, where one or more members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member including JDS Uniphase Corporation, Cisco Systems, Inc., and National Semiconductor Corp. For the three months ended September 30, 2010 and 2009, the following table provides the transactions with these parties (for the portion of such period that they were considered related):

(In thousands)	Three months ended September 30,
	2010	2009
Total revenues	$(200)	$(2,591)
Total purchases	882	942

The Company had a receivable balance from these parties of approximately $0.1 million and $2.0 million at September 30, 2010 and 2009, respectively. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.

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

KLA-Tencor is engaged primarily in designing, manufacturing, and marketing process control and yield management solutions for the semiconductor and related nanoelectronics industries. All operating units have been aggregated due to their inter-dependencies, commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes. The Company’s service products are an extension of the system product portfolio and provide customers with spare parts and fab management services (including system preventive maintenance and optimization services) to improve yield, increase production uptime and throughput, and lower the cost of ownership. Since KLA-Tencor operates in one segment, all financial segment information required by the authoritative guidance can be found in the condensed consolidated financial statements.

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

The following is a summary of revenues by geographic region for the three months ended September 30, 2010 and 2009:

(Dollar amounts in thousands)	Three months ended September 30,
	2010		2009
Revenues:
United States	$86,519	12%	$74,557	22%
Taiwan	188,541	28%	122,119	36%
Japan	93,888	14%	59,352	17%
Europe & Israel	39,246	6%	23,925	7%
Korea	162,091	24%	29,512	8%
Rest of Asia Pacific	112,057	16%	33,222	10%

Total	$682,342	100%	$342,687	100%

The following is a summary of revenues by major products for the three months ended September 30, 2010 and 2009 (as a percentage of total revenues):

(Dollar amounts in thousands)	Three months ended September 30,
	2010		2009
Revenues:
Defect inspection	$413,081	60%	$171,746	50%
Metrology	119,705	18%	45,336	13%
Service	129,242	19%	112,188	33%
Other	20,314	3%	13,417	4%

Total	$682,342	100%	$342,687	100%

Long-lived assets by geographic region as of September 30, 2010 and June 30, 2010 were as follows:

(In thousands)	September 30, 2010	June 30, 2010
Long-lived assets:
United States	$177,193	$174,033
Taiwan	766	714
Japan	4,125	3,985
Europe & Israel	127,063	127,474
Korea	3,100	3,482
Rest of Asia Pacific	55,126	56,141

Total	$367,375	$365,829

For the three months ended September 30, 2010, two customers each accounted for greater than 10% of total revenues. For the three months ended September 30, 2009, two customers each accounted for greater than 10% of total revenues. As of September 30, 2010, three customers each accounted for greater than 10% of net accounts receivable. As of June 30, 2010, two customers each accounted for more than 10% of net accounts receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations; the percentage of spending that our customers allocate to process control; orders for our products and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; the future of our product shipments and our product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; our ability to successfully maintain cost discipline; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; dividends; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.

Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors” in this report as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 2010, filed with the Securities and Exchange Commission on August 6, 2010. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation to update the forward-looking statements in this report after the date hereof.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 describes the significant accounting policies and methods used in preparation of our Consolidated Financial Statements. We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates and assumptions. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed the Company’s related disclosure in this Quarterly Report on Form 10-Q. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventories

•	Warranty

•	Allowance for Doubtful Accounts

•	Stock-Based Compensation

•	Contingencies and Litigation

•	Goodwill and Intangible Assets

•	Income Taxes

System revenues recognized without a written acceptance from the customer were approximately 26%, 30% and 17% of total revenues for the three months ended September 30, 2010, June 30, 2010 and September 30, 2009, respectively. The percentage of system revenues recognized without a written acceptance from the customer for the three months ended September 30, 2010 has decreased compared to the three months ended June 30, 2010 primarily due to lower shipments of tools that have already met the required acceptance criteria at those customer fabs. The percentage of system revenues recognized without a written acceptance from the customer for the three months ended September 30, 2010 has increased compared to the three months ended September 30, 2009 primarily due to higher shipments of tools that have already met the required acceptance criteria at those customer fabs.

There were no significant changes in our critical accounting estimates and policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2010 for a more complete discussion of our critical accounting policies and estimates.

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

We elected to early adopt this accounting guidance at the beginning of the second quarter of our fiscal year ended June 30, 2010 and have applied the adoption retrospectively to the beginning of the fiscal year to apply the guidance to transactions originating or materially modified after June 30, 2009. The implementation resulted in additional qualitative disclosures that are included below but did not have a material impact on our financial position, results of operations or cash flows.

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

Recent Accounting Pronouncements

In April 2010, the FASB amended its guidance on share-based payment awards with an exercise price denominated in certain currencies. The amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This amendment becomes effective for our interim period ending September 30, 2011. We do not expect the implementation to have a material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB amended the authoritative guidance addressing accounting for arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as “milestones.” The scope of the new guidance is limited to milestones in arrangements that involve research or development activities, such as achieving a specific result from the research or development efforts. The amendment provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A vendor that is affected by the amendments is required to provide a description of the overall arrangement, a description of each milestone and related contingent consideration, a determination of whether each milestone is considered substantive, the factors that the entity considered in determining whether the milestone or milestones are substantive, and the amount of consideration recognized during the period for the milestone or milestones. The amended guidance is effective for our interim period ended September 30, 2010. We currently do not hold such derivatives. The amendment did not have an on our financial position, results of operations or cash flows.

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

In June 2009, the FASB issued authoritative guidance for consolidations that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is effective for our interim reporting period ended September 30, 2010. The adoption did not have an impact on our financial position, results of operations or cash flows.

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

The demand for our products is generally affected by the profitability of our customers, which is driven by capacity and market supply for their products as well as the willingness and ability of our customers to invest in new technologies. The increase in the semiconductor content in communication, data processing, consumer electronics, automotive and aerospace products combined with the improving global economic environment over the past year favorably impacted our customers and consequently accelerated the demand for our products. As our customers accelerate capital investments, we have increased production volumes to support customer demand. However, we cannot predict the duration and sustainability of the improved business conditions. As we increase production volumes and make commitments to increase our capacity in anticipation of improved business conditions, we remain at risk of incurring inventory related and other restructuring charges if the current business conditions deteriorate.

Our results for the three months ended September 30, 2010 reflected the fifth consecutive quarter of revenue, net income and diluted earnings per share growth as we increased production to meet the high volume of orders placed by customers in recent quarters. We also achieved high levels of gross and operating margins in the quarter, a result of strong new product acceptance and continued strict cost discipline.

The following table sets forth some of the key quarterly unaudited financial information which we use to manage our business:

(In thousands, except net income per share)	Three months ended	Three months ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Total revenues	$682,342	$559,419	$478,299	$440,355	$342,687
Total costs and operating expenses	$446,726	$398,577	$387,020	$393,260	$327,737
Gross margin	$421,579	$331,500	$269,734	$233,069	$170,795
Income from operations	$235,616	$160,842	$91,279	$47,095	$14,950
Net income	$154,196	$113,085	$57,016	$21,794	$20,405
Net income per share:
Basic (1)	$0.92	$0.67	$0.33	$0.13	$0.12
Diluted (1)	$0.91	$0.66	$0.33	$0.13	$0.12

(1)	Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

RESULTS OF OPERATIONS

Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	September 30, 2010	June 30, 2010	September 30, 2009	Q1 FY11 vs. Q4 FY10		Q1 FY11 vs. Q1 FY10
Revenues:
Product	$550,609	$430,286	$229,251	$120,323	28%	$321,358	140%
Service	$131,733	$129,133	$113,436	$2,600	2%	$18,297	16%

Total revenues	$682,342	$559,419	$342,687	$122,923	22%	$339,655	99%

Costs of revenues	$263,969	$227,919	$171,892	$36,051	16%	$92,077	54%
Stock-based compensation expense included in costs of revenues	$4,168	$3,869	$3,288	$299	8%	$880	27%
Gross margin percentage	61%	60%	50%

Product revenues

Product revenues increased during the three months ended September 30, 2010 from the three months ended September 30, 2009 as our customers increased capital spending for both technology and capacity related investments of process control equipment, in response to anticipated semiconductor electronics end market demand. These factors contributed to an increase in the revenues that we recognized across our major products, particularly from wafer defect inspection and reticle inspection equipment, as well as an increase in the number of tools that we sold, primarily wafer defect inspection and metrology equipment, as compared to the three months ended September 30, 2009.

Product revenues increased during the three months ended September 30, 2010 from the three months ended June 30, 2010 as our customers maintained high levels of capital spending for both technology and capacity related investments, and as we recognized revenues during the three months ended September 30, 2010 from system orders received in prior periods.

Service revenues

Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of service revenues generated is generally a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems. Service revenues increased during the three months ended September 30, 2010 compared to the three months ended June 30, 2010 and September 30, 2009 as a result of increases in our install base, and factory utilization by our customers.

Revenues by region

Revenues by region for the periods indicated were as follows:

(Dollar amounts in thousands)	Three months ended
	September 30, 2010		June 30, 2010		September 30, 2009
United States	$86,519	12%	$58,877	11%	$74,557	22%
Taiwan	188,541	28%	217,694	39%	122,119	36%
Japan	93,888	14%	72,588	13%	59,352	17%
Europe & Israel	39,246	6%	31,778	6%	23,925	7%
Korea	162,091	24%	52,997	9%	29,512	8%
Rest of Asia Pacific	112,057	16%	125,485	22%	33,222	10%

Total	$682,342	100%	$559,419	100%	$342,687	100%

A significant portion of our revenues continues to be generated in Asia, where a substantial portion of the world’s semiconductor manufacturing capacity is located, and we expect that this trend will continue.

Gross margin

Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products. Gross margin percentage increased slightly during the three months ended September 30, 2010 compared to the three months ended June 30, 2010 as our customers maintained strong demands for new high value products, and we continued to benefit from a favorable product mix, significant volume efficiencies in manufacturing operations worldwide, ongoing cost control measures, and a lower overall manufacturing cost structure as a result of our globalization initiatives, all while generating higher revenue than during the prior quarter.

Our gross margin percentage significantly increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 principally due to stronger demand for our products, a more favorable product mix, significant volume efficiencies in manufacturing operations worldwide, continued cost control measures, a lower overall manufacturing cost structure as a result of our globalization initiatives and lower inventory obsolescence during the three months ended September 30, 2010, partially offset by an increase in employee-related expenses.

Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	September 30, 2010	June 30, 2010	September 30, 2009	Q1 FY11 vs. Q4 FY10		Q1 FY11 vs. Q1 FY10
R&D expenses	$94,720	$83,309	$78,209	$11,411	14%	$16,511	21%
Stock-based compensation expense included in R&D expenses	$7,618	$7,176	$6,603	$442	6%	$1,015	15%
R&D expenses as a percentage of total revenues	14%	15%	23%

R&D expenses during the three months ended September 30, 2010 increased compared to the three months ended June 30, 2010 primarily due to increases in employee-related expenses and engineering material costs, while also reflecting the impact of a decrease in external funding from government grants. During the three months ended September 30, 2010, we increased engineering headcount and continued to be aggressive in our R&D efforts for next generation development programs. The following are expenses that were recorded in the three months ended September 30, 2010 compared to the three months ended June 30, 2010:

•	$57.0 million for employee-related expenses, compared to $53.8 million during the three months ended June 30, 2010,

•	$27.2 million for engineering material costs, compared to $22.5 million in the three months ended June 30, 2010, and

•	$2.8 million of benefit to R&D expense from external funding, compared to $6.0 million during the three months ended June 30, 2010.

R&D expenses during the three months ended September 30, 2010 increased compared to the three months ended September 30, 2009 due to a combination of additional headcount, consultants, engineering material costs, and higher bonus accrual rates. The following are expenses that were recorded in the three months ended September 30, 2010 compared to the three months ended September 30, 2009:

•	$57.0 million for employee-related expenses, compared to $47.7 million during the three months ended September 30, 2009,

•	$27.2 million for engineering material costs, compared to $19.9 million in the three months ended September 30, 2009,

•	$8.3 million for outside services such as consulting and legal, compared to $5.7 million during the three months ended September 30, 2009, and

•	$2.8 million of benefit to R&D expense from external funding, compared to $1.4 million during the three months ended September 30, 2009.

R&D expenses include the benefit of $2.8 million, 6.0 million and $1.4 million of external funding received during the three months ended September 30, 2010, June 30, 2010 and September 30, 2009, respectively, for certain strategic development programs from government grants.

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

Selling, General and Administrative (“SG&A”)

(Dollar amounts in thousands)	Three months ended
	September 30, 2010	June 30, 2010	September 30, 2009	Q1 FY11 vs. Q4 FY10		Q1 FY11 vs. Q1 FY10
SG&A expenses	$88,037	$87,349	$77,636	$688	1%	$10,041	13%
Stock-based compensation expense included in SG&A expenses	$12,427	$12,414	$10,308	$13	0%	$2,119	21%
SG&A expenses as a percentage of total revenues	13%	16%	23%

SG&A expenses during the three months ended September 30, 2010 were higher compared to the three months ended June 30, 2010 primarily due to increases in employee-related expenses associated with higher headcount, litigation expenses, and reduction in the recovery of bad debt expenses, offset by impairment expenses of real estate assets. The following are expenses that were recorded in the three months ended September 30, 2010 compared to the three months ended June 30, 2010:

•	$93.0 million for employee-related expenses, compared to $87.6 million in the three months ended June 30, 2010,

•	No impairment expenses of real estate assets, compared to $4.5 million during the three months ended June 30, 2010,

•	$2.1 million for legal expenses related to various litigation matters, compared to $0.3 million during the three months ended June 30, 2010, and

•	$0.6 million of bad debt recovery, compared to $2.9 million during the three months ended June 30, 2010.

SG&A expenses during the three months ended September 30, 2010 were higher compared to the three months ended September 30, 2009 primarily due to increases in the bonus accrual rate as a result of improved economic conditions. This was partially offset by a decrease in litigation expenses related to the shareholder litigation relating to our historical stock option practices. The following are expenses that were recorded in the three months ended September 30, 2010 compared to the three months ended September 2009:

•	$93.0 million for employee-related expenses, compared to $66.6 million in the three months ended September 30, 2009, and

•	$2.1 million for litigation expenses, compared to $8.5 million during the three months ended September 30, 2009.

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

The following table shows the activity primarily related to severance and benefits expense for the three months ended September 30, 2010 and 2009:

(In thousands)	Three months ended September 30, 2010	Three months ended September 30, 2009
Beginning balance	$1,221	$8,086
Restructuring costs	365	583
Adjustments	(22)	(536)
Cash payments	(975)	(4,099)

Ending balance	$589	$4,034

Substantially all of the remaining accrued restructuring balance related to the Company’s workforce reductions is expected to be paid out by the end of calendar year 2010.

Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	September 30, 2010	June 30, 2010	September 30, 2009
Interest income and other, net	$1,225	$2,686	$21,299
Interest expense	$13,529	$13,426	$13,457
Interest income and other, net as a percentage of total revenues	0.18%	0.48%	6.22%
Interest expense as a percentage of total revenues	1.98%	2.40%	3.93%

Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, as well as gains or losses recorded upon settlement of certain foreign currency contracts. The decrease in interest income and other, net during the three months ended September 30, 2010 compared to the three months ended June 30, 2010 was primarily attributable to an increase in foreign exchange loss due to the revaluation of certain foreign currency denominated assets during the three months ended September 30, 2010. The decrease in interest income and other, net during the three months ended September 30, 2010 compared to September 30, 2009 was primarily due to a benefit of $15.9 million that we recorded during the three months ended September 30, 2009 upon expiration of a statute of limitations relating to an uncertainty in our position with respect to a foreign transaction-based tax.

Interest expense is primarily derived from the issuance of $750 million aggregate principal amount of senior notes in the fourth quarter of the fiscal year ended June 30, 2008. Interest expense in the three months ended September 30, 2010 compared to the three months ended June 30, 2010 and September 30, 2009 remained relatively flat.

Provision for Income Taxes

The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended
	September 30, 2010	June 30, 2010	September 30, 2009
Income before income taxes	$223,312	$150,102	$22,792
Provision for taxes	$69,116	$37,017	$2,387
Effective tax rate	31.0%	24.7%	10.5%

The Company’s estimated effective tax rate for the year is approximately 30%.

The difference between the actual effective tax rate during the quarter and the estimated annual effective tax rate is due to the tax impact of the following during the three months ending September 30, 2010:

•

Tax expense was increased by $9.1 million due to shortfalls from employee stock activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes.

•	Tax expense was decreased by $3.4 million by a non-taxable increase in the assets held within our Executive Deferred Savings Plan and by $2.9 million due to the tax effect of inter-company dividends.

Tax expense was lower as a percentage of income during the three months ended September 30, 2009 compared to the three months ended September 30, 2010 primarily due to a decrease in tax expense of $4.1 million resulting from a non-taxable increase in the assets held within our Executive Deferred Savings Plan during the three months ended September 30, 2009. This decrease in tax expense during the three months ended September 30, 2009 had a significant impact on our effective tax rate due to the lower level of income generated during the quarter.

Tax expense was lower as a percentage of income during the three months ended June 30, 2010 compared with the three months ended September 30, 2010 primarily due to an increase of earnings in jurisdictions with tax rates lower than the U.S. statutory tax rate during the three months ended June 30, 2010.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activity fluctuates, non-deductible expenses incurred in connection with acquisitions, research and development credits as a percentage of aggregate pre-tax income, non-taxable or non-deductible increases or decreases in the assets held within our Executive Deferred Savings Plan, the tax effects of employee stock activity and the effectiveness of our tax planning strategies.

On October 8, 2010, the California legislature approved the 2010-2011 budget bills, which included various income tax provisions, including suspending utilization of net operating loss carry forwards. We do not expect a material impact to the effective tax rate from the income tax provisions in the bills.

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

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	September 30, 2010	June 30, 2010
Cash and cash equivalents	$538,384	$529,918
Marketable securities	980,608	1,004,126

Total cash, cash equivalents and marketable securities	$1,518,992	$1,534,044

Percentage of total assets	38%	39%

	Three months ended
	September 30, 2010	September 30, 2009
Cash flow:
Net cash provided by operating activities	$95,528	$73,249
Net cash provided by (used in) investing activities	14,155	(40,121)
Net cash used in financing activities	(110,505)	(24,522)
Effect of exchange rate changes on cash and cash equivalents	9,288	7,266

Net increase in cash and cash equivalents	$8,466	$15,872

At September 30, 2010, our cash, cash equivalents and marketable securities totaled $1.5 billion, a decrease of $15.1 million from the value at June 30, 2010. We generated $95.5 million in cash from operations and $14.2 million from investing activities during the three months ended September 30, 2010. We used $110.5 million in cash for financing activities during the three months ended September 30, 2010.

We have historically financed our operations through cash generated from operations. Net cash provided by operating activities during the three months ended September 30, 2010 increased compared to the three months ended September 30, 2009 from $73.2 million to $95.5 million primarily as a result of the following key factors:

•

An increase in cash collections by approximately $304 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, due to higher sales volume, offset by

•

An increase in vendor payments by approximately $141 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, to support a higher level of business activities,

•

An increase in payroll expenses by approximately $96 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, mainly due to the bonus payment for fiscal year 2010, and

•	An increase in tax payments by approximately $39 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, due to higher profitability.

Investing activities during the three months ended September 30, 2010 generated net cash of $14.2 million, as compared to using net cash of $40.1 million during the three months ended September 30, 2009, and this change was primarily the result of the following factors:

•	An increase in the proceeds from sales and maturities of available-for-sale and trading securities, net of purchases, of approximately $62 million, offset by

•	An increase in capital expenditures of approximately $8 million.

Net cash used in financing activities during the three months ended September 30, 2010 increased compared to the three months ended September 30, 2009 from $24.5 million to $110.5 million as a result of our recently announced dividend increase and higher common stock repurchases. We repurchased $62.2 million of our common stock during the three months ended September 30, 2010, as compared to no stock repurchases during the three months ended September 30, 2009.

During the three months ended September 30, 2010, our Board of Directors declared a dividend of $0.25 per share of our outstanding common stock, which was paid on September 1, 2010 to our stockholders on record as of August 16, 2010. During the same period in fiscal year 2010, our Board of Directors declared and paid a quarterly cash dividend of $0.15 per share. The total amount of dividends paid during the three months ended September 30, 2010 and 2009 were $41.8 million and $25.6 million, respectively.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of September 30, 2010:

	Fiscal year ending June 30,
(In thousands)	Total	2011(2)	2012	2013	2014	2015	Thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$—	$750,000	—
Interest expense associated with long-term debt obligations	392,438	38,813	51,750	51,750	51,750	51,750	146,625	—
Purchase commitments	355,639	349,383	4,442	1,026	491	253	44	—
Non-current income tax payable(3)	63,820	—	—	—	—	—	—	63,820
Operating leases	27,785	6,890	6,596	4,386	3,013	1,846	5,054	—
Pension obligations	23,806	1,301	1,572	1,960	1,927	2,541	14,505	—

Total contractual cash obligations	$1,613,488	$396,387	$64,360	$59,122	$57,181	$56,390	$916,228	$63,820

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.
(2)	Remaining 9 months.
(3)	Represents the non-current income tax payable obligation. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, from time to time we will discount, without recourse, letters of credit (“LCs”) received from customers in payment of goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three months ended September 30, 2010 and 2009:

	Three months ended
(In thousands)	September 30, 2010	September 30, 2009
Receivables sold under factoring agreements	$60,025	$30,201
Proceeds from sales of LCs	$50,831	$10,507
Discounting fees paid on sales of LCs (1)	$105	$123

(1)	Discounting fees were equivalent to interest expense and were recorded in interest income and other, net.

We maintain guarantee arrangements available through various financial institutions for $26.2 million, of which $18.8 million have been issued primarily to fund guarantees to customs authorities for VAT and other operating requirements of our subsidiaries in Europe and Asia as of September 30, 2010.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $355.6 million as of September 30, 2010, most of which is due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may change in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

We provide standard warranty coverage on our systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to cost of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. Non-standard warranty coverage generally includes services incremental to the standard 40-hour per week coverage for twelve months. See Note 13, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements for a detailed description.

Working capital increased to $2.2 billion as of September 30, 2010, compared to $2.1 billion as of June 30, 2010. As of September 30, 2010, our principal sources of liquidity consisted of $1.5 billion of cash, cash equivalents, and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

During the fiscal years ended June 30, 2008, 2009, and 2010, our investment portfolio included auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities that were held by us were backed by student loans and were collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities that were held by us were rated by the major independent rating agencies as either AAA or Aaa. In February 2008, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that we held because sell orders exceeded buy orders. These failures were not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions might not have been accessible until the issuer called the security, a successful auction occurred, a buyer was found outside of the auction process, or the security matured.

By letter dated August 8, 2008, we received notification from UBS AG (“UBS”), in connection with a settlement entered into between UBS and certain regulatory agencies, offering to repurchase all of our auction rate security holdings at par value. We formally accepted the settlement offer and entered into a repurchase agreement (“Agreement”) with UBS on November 11, 2008 (“Acceptance Date”). By accepting the Agreement, we (1) received the right (“Put Option”) to sell our auction rate securities at par value to UBS between June 30, 2010 and June 30, 2012 and (2) gave UBS the right to purchase the auction rate securities from us any time after the Acceptance Date as long as we receive the par value. As of June 30, 2010, all auction rate securities had been sold and subsequently settled in July 2010.

In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. We are in compliance with all of our covenants as at September 30, 2010.

Our credit ratings and outlooks as of October 11, 2010 are summarized below.

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

(In thousands)	As of September 30, 2010	As of June 30, 2010
Cash flow hedge contracts
Purchase	$14,551	$15,835
Sell	(68,792)	(32,853)
Other foreign currency hedge contracts
Purchase	81,323	82,535
Sell	(64,885)	(104,414)

Net	$(37,803)	$(38,897)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 30, 2010. Actual results may differ materially.

As of September 30, 2010, we had an investment portfolio of fixed income securities of $980.6 million, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2010, the fair value of the portfolio would decline by $1.0 million.

As of September 30, 2010, we had net forward contracts to sell $37.8 million in foreign currency in order to hedge certain currency exposures (detail of these contracts is included in Note 15, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for a detailed description). If we had entered into these contracts on September 30, 2010, the U.S. dollar equivalent would have been $37.9 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $19.7 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in the most relevant foreign currency exchange rates should have no material impact on our income or cash flows.

In April 2008, we issued $750 million aggregate principal amount of 6.90% senior unsecured notes due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. At September 30, 2010, the book value and the fair value of our fixed rate debt were $745.9 million and $848.3 million, respectively.

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth above under Note 12, “Litigation and Other Legal Matters,” to the Condensed Consolidated Financial Statements in Item 1 of Part 1 is incorporated herein by reference.

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

The markets for semiconductors, and therefore our business, are ultimately driven by the global demand for electronic devices by consumers and businesses. Economic uncertainty frequently leads to reduced consumer and business spending, which caused our customers to decrease, cancel or delay their equipment and service orders from us in the economic slowdown during fiscal year 2009. In addition, the tightening of credit markets and concerns regarding the availability of credit that accompanied that slowdown made it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Reduced demand, combined with delays in our customers’ ability to obtain financing (or the unavailability of such financing), has at times in the past several years adversely affected our product and service sales and revenues and therefore has harmed our business and operating results, and our operating results and financial condition may again be adversely impacted if economic conditions decline from their current levels.

In addition, a decline in the condition of the global financial markets could adversely impact the market values or liquidity of our investments. Our investment portfolio includes corporate and government securities, money market funds and other types of debt and equity investments. Although we believe our portfolio continues to be comprised of sound investments due to the quality and (where applicable) credit ratings and government guarantees of the underlying investments, a decline in the capital and financial markets would adversely impact the market values of our investments and their liquidity. If the market value of such investments were to decline, or if we were to have to sell some of our investments under illiquid market conditions, we may be required to recognize an impairment charge on such investments or a loss on such sales, either of which could have an adverse effect on our financial condition and operating results.

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

Our customer base, particularly in the semiconductor industry, historically has been, and is becoming increasingly, highly concentrated. In this environment, orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. Furthermore, because our products are configured to customer specifications, any changes, delays or cancellations of orders may result in significant, non-recoverable costs. As a result of the consolidation within our customer base, the customers that survive that consolidation represent a greater portion of our sales. Those surviving customers may have more aggressive policies regarding engaging alternative, second-source suppliers for the products we serve and, in addition, may seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. Any of these changes could negatively impact our prices, customer orders, revenues and gross margins. Also, certain customers have undergone significant ownership changes, experienced management changes or have outsourced manufacturing activities, any of which may result in additional complexities in managing customer relationships and transactions. As a result of the challenging economic environment during fiscal year 2009, we were (and in some cases continue to be) exposed to additional risks related to the continued financial viability of certain of our customers. To the extent our customers experience liquidity issues, we may be required to incur additional bad debt expense with respect to receivables owed to us by those customers. In addition, customers with liquidity issues may be forced to discontinue operations or may be acquired by one of our customers, and in either case such event would have the effect of further consolidating our customer base. Any of these factors could have a material adverse effect on our business, financial condition and operating results.

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

A change in accounting standards or practices or a change in existing taxation rules or practices (or changes in interpretations or applications of such standards, practices or rules) can have a significant effect on our reported results and may even affect reporting of transactions completed before the change is effective.

New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation rules have occurred and may occur in the future. Changes to (or revised interpretations or applications of) existing tax or accounting rules or the questioning of current or past practices may adversely affect our reported financial results or the way we conduct our business.

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

A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions; changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform, such as the proposal by President Obama’s Administration, if enacted); changes in generally accepted accounting principles; and the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. A change in our effective tax rate can adversely impact our results from operations.

We are exposed to various risks related to the legal, regulatory and tax environments in which we perform our operations and conduct our business.

We are subject to various risks related to compliance with new, existing, different, inconsistent or even conflicting laws, rules and regulations enacted by legislative bodies and/or regulatory agencies in the countries in which we operate and with which we must comply, including environmental, safety, antitrust and export control regulations. For example, we are or may become subject to existing or future environmental and safety regulations (including those related to climate change) in connection with our global business operations, including regulations related to the development, manufacture and use of our products, recycling and disposal of materials used in our products or in producing our products, the operation of our facilities, and the use of our real property. Our failure or inability to comply with existing or future laws, rules or regulations, or changes to existing laws, rules or regulations, including changes that result in inconsistent or conflicting laws, rules or regulations, in the countries in which we operate could result in violations of contractual or regulatory obligations that may adversely affect our operating results, financial condition and our ability to conduct our business.

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

A majority of our annual revenues are derived from outside the United States, and we maintain significant operations outside the United States. We expect that these conditions will continue in the foreseeable future. Managing global operations and sites located throughout the world presents challenges associated with, among other things, cultural diversity and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Periodic local or international economic downturns, trade balance issues, tariffs or other trade barriers (including those applied to our products or to parts and supplies that we purchase), political instability, legal or regulatory changes or terrorism in regions where we have operations or where we do business, along with fluctuations in interest and currency exchange rates, could negatively affect our business and results of operations. Although we attempt to manage near-term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate.

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

As of September 30, 2010, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

Recent Sales of Unregistered Securities

On March 15, 2010 we entered into a Stipulation of Settlement with respect to the derivative lawsuits related to the Company’s historical stock option practices. In connection with such settlement, which was approved by the U.S. District Court for the Northern District of California on May 26, 2010, we became obligated as of June 28, 2010 (the effective date of the settlement, per the terms of the Stipulation) to, among other things, issued $8 million in shares of our common stock to plaintiffs’ counsel within ten business days following such effective date. On July 12, 2010, without using an underwriter, we issued 263,106 shares of our common stock to plaintiffs’ counsel in connection with such settlement, with the number of shares determined by dividing $8 million by the average daily closing price of our common stock for the ten trading days immediately preceding June 28, 2010. Because the U.S. District Court approved the terms of the settlement, which included the issuance of these securities, the securities were issued pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended.

Equity Repurchase Plans

The following is a summary of stock repurchases for the three months ended September 30, 2010: (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2010 to July 31, 2010	1,105,000	$29.70	4,101,000
August 1, 2010 to August 31, 2010	459,852	$30.22	3,641,148
September 1, 2010 to September 30, 2010	406,897	$30.98	3,234,251

Total	1,971,749	$30.09

(1)	In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase up to 17.8 million shares of its common stock in the open market. This plan was put into place to reduce the dilution from our employee benefit and incentive plans, such as our stock option and employee stock purchase plans, and to return excess cash to our stockholders. The Board of Directors has authorized the Company to repurchase additional shares of its common stock under the repurchase program in February 2005 (up to 10.0 million shares), February 2007 (up to 10.0 million shares), August 2007 (up to 10.0 million shares) and June 2008 (up to 15.0 million shares), in each case in addition to the originally authorized 17.8 million shares described in the first sentence of this footnote.
(2)	All shares were purchased pursuant to the publicly announced repurchase programs described in footnote 1 above.
(3)	The stock repurchase programs have no expiration date. Future repurchases of the Company’s common stock under the Company’s repurchase programs may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.45	Fiscal Year 2011 Performance Bonus Plan * +

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.

*	Denotes a management contract, plan or arrangement.
+	Confidential treatment has been requested as to a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

October 28, 2010	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace President and Chief Executive Officer (Principal Executive Officer)

October 28, 2010	/s/ MARK P. DENTINGER
(Date)	Mark P. Dentinger Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 28, 2010	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

10.45	Fiscal Year 2011 Performance Bonus Plan * +

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement.
+	Confidential treatment has been requested as to a portion of this exhibit.