Form 10-Q/A
period 2010-09-30
KLA TENCOR CORP
filed 2010-11-24
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

KLA-Tencor Corporation

Explanatory Note

The sole purpose of this Amendment No. 1 to KLA-Tencor Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the Securities and Exchange Commission on October 29, 2010 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following eXtensible Business Reporting Language (XBRL) interactive data files that were omitted from KLA-Tencor Corporation’s Form 10-Q:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

In accordance with Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.45 (1)	Fiscal Year 2011 Performance Bonus Plan * +

31.1 (1)	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2 (1)	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32 (1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract, plan or arrangement.
+	Confidential treatment has been requested as to a portion of this exhibit.
(1)	Previously filed as an exhibit to KLA-Tencor Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on October 29, 2010.
(2)	Furnished with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

November 23, 2010	/S/ RICHARD P. WALLACE
(Date)	Richard P. Wallace President and Chief Executive Officer (Principal Executive Officer)

November 23, 2010	/S/ MARK P. DENTINGER
(Date)	Mark P. Dentinger Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 23, 2010	/S/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

4