Form 10-Q
period 2010-12-31
KLA TENCOR CORP
filed 2011-01-28
CIK 319201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 13, 2011, there were 167,221,198 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KLA-TENCOR CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$596,104	$529,918
Marketable securities	1,040,296	1,004,126
Accounts receivable, net	531,453	440,125
Inventories, net	504,697	401,730
Deferred income taxes	333,410	328,522
Other current assets	120,351	131,044

Total current assets	3,126,311	2,835,465
Land, property and equipment, net	249,468	236,752
Goodwill	328,147	328,006
Purchased intangibles, net	101,900	117,336
Other non-current assets	362,635	389,497

Total assets	$4,168,461	$3,907,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123,166	$107,938
Deferred system profit	241,494	204,764
Unearned revenue	33,193	37,026
Other current liabilities	396,084	422,059

Total current liabilities	793,937	771,787
Non-current liabilities:
Long-term debt	746,018	745,747
Income tax payable	62,329	53,492
Unearned revenue	28,383	20,354
Other non-current liabilities	71,560	69,065

Total liabilities	1,702,227	1,660,445
Commitments and contingencies (Note 12 and Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	972,870	921,460
Retained earnings	1,506,747	1,356,454
Accumulated other comprehensive income (loss)	(13,383)	(31,303)

Total stockholders’ equity	2,466,234	2,246,611

Total liabilities and stockholders’ equity	$4,168,461	$3,907,056

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
(In thousands, except per share data)	2010	2009	2010	2009
Revenues:
Product	$627,857	$314,946	$1,178,466	$544,197
Service	138,470	125,409	270,203	238,845

Total revenues	766,327	440,355	1,448,669	783,042

Costs and operating expenses:
Costs of revenues	311,398	207,286	575,367	379,178
Engineering, research and development	94,897	83,301	189,617	161,510
Selling, general and administrative	91,166	102,673	179,203	180,309

Total costs and operating expenses	497,461	393,260	944,187	720,997

Income from operations	268,866	47,095	504,482	62,045
Interest income and other, net	(4,182)	4,463	(2,957)	25,762
Interest expense	13,493	13,542	27,022	26,999

Income before income taxes	251,191	38,016	474,503	60,808
Provision for income taxes	65,699	16,222	134,815	18,609

Net income	$185,492	$21,794	$339,688	$42,199

Net income per share:
Basic	$1.11	$0.13	$2.03	$0.25

Diluted	$1.09	$0.13	$2.00	$0.24

Cash dividend paid per share	$0.25	$0.15	$0.50	$0.30

Weighted average number of shares:
Basic	166,886	171,408	167,052	171,053

Diluted	169,513	173,808	169,685	173,292

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended December 31,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income	$339,688	$42,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,436	46,374
Asset impairment charges	6,800	10,592
Gain on sale of real estate assets	(1,372)	(2,984)
Non-cash stock-based compensation expense	43,644	41,054
Tax charge from equity awards	—	(5,133)
Net gain on sale of marketable securities and other investments	(1,477)	(2,874)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Increase in accounts receivable, net	(79,232)	(83,843)
Decrease (increase) in inventories	(103,160)	24,350
Decrease (increase) in other assets	(27,267)	55,182
Increase in accounts payable	14,680	23,616
Increase in deferred system profit	36,730	51,758
Increase in other liabilities	17,983	36,559

Net cash provided by operating activities	289,453	236,850

Cash flows from investing activities:
Capital expenditures, net	(22,715)	(14,370)
Proceeds from sale of assets	18,185	5,878
Purchase of available-for-sale securities	(418,312)	(600,671)
Proceeds from sale and maturity of available-for-sale securities	363,327	404,387
Purchase of trading securities	(28,401)	(38,574)
Proceeds from sale of trading securities	44,528	46,621

Net cash used in investing activities	(43,388)	(196,729)

Cash flows from financing activities:
Issuance of common stock	31,723	23,462
Tax withholding payments related to vested and released restricted stock units	(20,251)	(12,204)
Common stock repurchases	(119,173)	—
Payment of dividends to stockholders	(83,594)	(51,292)

Net cash used in financing activities	(191,295)	(40,034)

Effect of exchange rate changes on cash and cash equivalents	11,416	6,390

Net increase in cash and cash equivalents	66,186	6,477
Cash and cash equivalents at beginning of period	529,918	524,967

Cash and cash equivalents at end of period	$596,104	$531,444

Supplemental cash flow disclosures:
Income taxes paid (refund received), net	$117,370	$(57,900)

Interest paid	$26,447	$26,330

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

The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2011.

Certain reclassifications have been made to the prior year’s Condensed Consolidated Balance Sheet and notes to conform to the current year presentation. The reclassifications had no effect on the Condensed Consolidated Statements of Operations or Cash Flows.

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

Recent Accounting Pronouncements

In December 2010, the FASB amended its guidance on goodwill and other intangible assets. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment was effective for the Company’s interim period ending December 31, 2010. The amendment did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2010, the FASB amended its guidance on business combinations. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The amendment did not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2010, the FASB amended its guidance on share-based payment awards with an exercise price denominated in certain currencies. The amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This amendment becomes effective for the Company’s interim period ending September 30, 2011. The Company does not expect the implementation to have an impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements was effective for the Company’s interim reporting period ended March 31, 2010. The implementation did not have an impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurements disclosures becomes effective for the Company’s interim reporting period ending September 30, 2011 and the Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

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

The Company elected to early adopt this accounting guidance at the beginning of its second quarter of the fiscal year ended June 30, 2010 and applied the adoption retrospectively to the beginning of the fiscal year to apply the guidance to transactions originating or materially modified after June 30, 2009. The implementation resulted in additional qualitative disclosures that are included below but did not have a material impact on the Company’s financial position, results of operations or cash flows.

This guidance does not generally change the units of accounting for the Company’s revenue transactions. The Company typically recognizes revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. Under certain circumstances, however, the Company recognizes revenue upon shipment, prior to acceptance by the customer. The portion of revenue associated with installation is deferred based on relative sales price and recognized upon completion of the installation. Spare parts revenue is recognized when the product has been shipped and risk of loss has passed to the customer, and collectability is reasonably assured. Service and maintenance contract revenue is recognized ratably over the term of the maintenance contract. Revenue from services performed in the absence of a contract, such as consulting and training revenue, is recognized when the related services are performed, and collectability is reasonably assured. The Company’s arrangements generally do not include any provisions for cancellation, termination or refunds that would significantly impact recognized revenue.

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

All of the Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy at December 31, 2010, because they were valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market funds and U.S. Treasury securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include U.S. agency securities, commercial paper, U.S. corporate bonds, municipal obligations and sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 were as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasuries	$60,706	$39,681	$21,025	—
U.S. Government agency securities	250,635	248,636	1,999	—
Municipal bonds	60,497	—	60,497	—
Corporate debt securities	621,883	—	621,883	—
Money market, bank deposits and other	401,010	401,010	—	—
Sovereign securities	43,587	10,385	33,202	—

Total marketable securities and cash equivalents	1,438,318	699,712	738,606	—

Executive Deferred Savings Plan:
Money market and other	720	720	—	—
Mutual funds	124,873	96,337	28,536	—

Executive Deferred Savings Plan total	125,593	97,057	28,536	—

Derivative assets	2,313	—	2,313	—
Total financial assets	$1,566,224	$796,769	$769,455	$—

Derivative liabilities	$(4,584)	$—	$(4,584)	$—

Total financial liabilities	$(4,584)	$—	$(4,584)	$—

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 were as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasuries	$42,293	$35,194	$7,099	—
U.S. Government agency securities	250,280	243,144	7,136	—
Municipal bonds	55,459	—	55,459	—
Corporate debt securities	603,156	—	603,156	—
Money market, bank deposits and other	373,081	373,070	11	—
Sovereign securities	39,355	10,500	28,855	—
Auction rate securities	16,825	—	—	16,825

Total marketable securities and cash equivalents	1,380,449	661,908	701,716	16,825

Executive Deferred Savings Plan:
Money market and other	4	4	—	—
Mutual funds	109,226	85,254	23,972	—

Executive Deferred Savings Plan total	109,230	85,258	23,972	—

Derivative assets	296	—	296	—
Total financial assets	$1,489,975	$747,166	$725,984	$16,825

Derivative liabilities	$(5,824)	$—	$(5,824)	$—

Total financial liabilities	$(5,824)	$—	$(5,824)	$—

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2010 as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$398,022	$374,573	$23,449	$—
Marketable securities	1,040,296	325,139	715,157	—
Other current assets	2,313	—	2,313	—
Other non-current assets	125,593	97,057	28,536	—

Total financial assets	$1,566,224	$796,769	$769,455	$—

Other current liabilities	$(4,584)	$—	$(4,584)	$—

Total financial liabilities	$(4,584)	$—	$(4,584)	$—

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2010 as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$376,323	$356,224	$20,099	$—
Marketable securities	1,004,126	305,684	681,617	16,825
Other current assets	296	—	296	—
Other non-current assets	109,230	85,258	23,972	—

Total financial assets	$1,489,975	$747,166	$725,984	$16,825

Other current liabilities	$(5,824)	$—	$(5,824)	$—

Total financial liabilities	$(5,824)	$—	$(5,824)	$—

Changes in the Company’s Level 3 securities for the three and six months ended December 31, 2010 and 2009 were as follows:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Beginning aggregate estimated fair value of Level 3 securities	$—	$37,594	$16,825	$40,584
Total realized and unrealized gains
Unrealized gain included in income	—	21	—	56
Net settlements	—	(5,250)	(16,825)	(8,275)

Ending aggregate estimated fair value of Level 3 securities	$—	$32,365	$—	$32,365

NOTE 3 – BALANCE SHEET COMPONENTS

(In thousands)	December 31, 2010	June 30, 2010
Accounts receivable, net
Accounts receivable, gross	$553,533	$471,999
Allowance for doubtful accounts	(22,080)	(31,874)

	$531,453	$440,125

Inventories, net
Customer service parts	$137,594	$131,951
Raw materials	197,164	123,301
Work-in-process	120,430	95,641
Finished goods	49,509	50,837

	$504,697	$401,730

Other current assets
Prepaid expenses	$38,327	$39,121
Income tax related receivables	53,487	47,934
Other current assets	28,537	43,989

	$120,351	$131,044

Land, property and equipment, net
Land	$41,952	$41,807
Buildings and leasehold improvements	230,227	224,403
Machinery and equipment	456,054	443,351
Office furniture and fixtures	22,624	23,345
Construction in progress	4,828	2,603

	755,685	735,509
Less: accumulated depreciation and amortization	(506,217)	(498,757)

	$249,468	$236,752

Other non-current assets
Long-term investments	$143,347	$132,829
Deferred tax assets – long-term	208,631	244,927
Other	10,657	11,741

	$362,635	$389,497

Other current liabilities
Warranty	$30,892	$21,109
Compensation and benefits	245,546	268,446
Income taxes payable	21,368	35,340
Interest payable	8,769	8,769
Accrued litigation costs	1,746	10,439
Other accrued expenses	87,763	77,956

	$396,084	$422,059

NOTE 4 – MARKETABLE SECURITIES

The amortized costs and estimated fair value of marketable securities as of December 31, 2010 and June 30, 2010 are as follows:

As of December 31, 2010 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$60,669	$93	$(56)	$60,706
U.S. Government agency securities	250,116	686	(167)	250,635
Municipal bonds	60,514	140	(157)	60,497
Corporate debt securities	617,599	4,875	(591)	621,883
Money market, bank deposits and other	401,010	—	—	401,010
Sovereign securities	43,328	272	(13)	43,587

Subtotal	1,433,236	6,066	(984)	1,438,318
Less: Cash equivalents	398,022	—	—	398,022

Marketable securities	$1,035,214	$6,066	$(984)	$1,040,296

As of June 30, 2010 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$42,182	$112	$(1)	$42,293
U.S. Government agency securities	249,182	1,108	(10)	250,280
Municipal bonds	55,171	368	(80)	55,459
Corporate debt securities	599,118	5,314	(1,276)	603,156
Money market, bank deposits and other	373,081	—	—	373,081
Sovereign securities	39,166	210	(21)	39,355
Auction rate securities	16,825	—	—	16,825

Subtotal	1,374,725	7,112	(1,388)	1,380,449
Less: Cash equivalents	376,316	7	—	376,323

Marketable securities	$998,409	$7,105	$(1,388)	$1,004,126

KLA-Tencor’s investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all of these investments upon maturity. The following table summarizes the estimated fair value and gross unrealized losses of the Company’s investments, aggregated by investment instrument and length of time that the individual securities have been in an unrealized loss position as of December 31, 2010:

(In thousands)	Estimated Fair Value	Gross Unrealized Losses(1)
U.S. Treasuries	$15,701	$(56)
U.S. Government agency securities	86,962	(167)
Municipal bonds	32,575	(157)
Corporate debt securities	151,322	(591)
Sovereign securities	10,063	(13)

Total	$296,623	$(984)

(1)	Of the total gross unrealized losses, there were no amounts that have been in a continuous loss position for 12 months or more.

The contractual maturities of securities classified as available-for-sale as of December 31, 2010, regardless of the consolidated balance sheet classification, are as follows:

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$664,051	$668,680
Due after one year through three years	371,163	371,616

	$1,035,214	$1,040,296

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized gains for the three and six months ended December 31, 2010 were $0.4 million and $1.5 million, respectively.

During the fiscal years ended June 30, 2008, 2009 and 2010, the Company’s investment portfolio included auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities that were held by the Company were backed by student loans and were collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities that were held by the Company were rated by the major independent rating agencies as either AAA or Aaa. In February 2008, because sell orders exceeded buy orders, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that were then held by the Company. These failures were not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions might not have been accessible until the issuer called the security, a successful auction occurred, a buyer was found outside of the auction process, or the security matured. By letter dated August 8, 2008, the Company received notification from UBS AG (“UBS”), in connection with a settlement entered into between UBS and certain regulatory agencies, offering to repurchase all of the Company’s auction rate security holdings at par value. The Company formally accepted the settlement offer and entered into a repurchase agreement (“Agreement”) with UBS on November 11, 2008 (“Acceptance Date”). By accepting the Agreement, the Company (1) received the right (“Put Option”) to sell its auction rate securities at par value to UBS between June 30, 2010 and June 30, 2012 and (2) gave UBS the right to purchase the auction rate securities from the Company any time after the Acceptance Date as long as the Company receives the par value. The Put Option was exercised on June 30, 2010 to sell all $16.8 million of the Company’s remaining auction rate securities at par value and was subsequently settled in July 2010.

Executive Deferred Savings Plan

KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment. As of December 31, 2010, the Company had a deferred compensation plan related asset and liability of $125.6 million and $126.8 million, respectively, included as a component of other non-current assets and other current liabilities on the Condensed Consolidated Balance Sheet. As of June 30, 2010, the Company had a deferred compensation plan related asset and liability of $109.2 million and $110.0 million, respectively, included as a component of other non-current assets and other current liabilities on the Condensed Consolidated Balance Sheet.

NOTE 5 – GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The following table presents goodwill balances and the movements during the six months ended December 31, 2010 and 2009:

	Six months ended December 31,
(In thousands)	2010	2009
Gross beginning balance as of beginning of fiscal year	$604,592	$605,965
Accumulated impairment losses	(276,586)	(276,586)

Net beginning balance as of beginning of fiscal year	328,006	329,379
Net exchange differences	141	4,605

Net ending balance as of December 31	$328,147	$333,984

(In thousands)	As of December 31, 2010	As of December 31, 2009
Gross goodwill balance	$604,733	$610,570
Accumulated impairment losses	(276,586)	(276,586)

Net goodwill balance	$328,147	$333,984

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company completed its annual evaluation of the goodwill by reporting unit during the three months ended December 31, 2009 and 2010 and concluded that there was no impairment as of December 31, 2009 and 2010. As of December 31, 2009 and 2010, the Company’s assessment of goodwill impairment indicated that the fair value of the Company’s reporting units were substantially in excess of their estimated carrying values, and therefore goodwill in the reporting units was not impaired.

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

Adjustments to goodwill during the three and six months ended December 31, 2010 and 2009 resulted primarily from foreign currency translation adjustments.

Purchased Intangible Assets

The components of purchased intangible assets as of December 31, 2010 and June 30, 2010 were as follows:

(Dollar amounts in thousands)		As of December 31, 2010			As of June 30, 2010
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$134,561	$85,234	$49,327	$133,066	$75,524	$57,542
Patents	6-13 years	57,648	37,403	20,245	57,648	34,217	23,431
Trade name / Trademark	4-10 years	19,893	12,099	7,794	19,893	11,130	8,763
Customer relationships	6-7 years	54,823	30,586	24,237	54,823	27,606	27,217
Other	0-1 year	16,199	15,902	297	16,200	15,817	383

Total		$283,124	$181,224	$101,900	$281,630	$164,294	$117,336

For the three months ended December 31, 2010 and 2009, amortization expense for other intangible assets was $8.5 million and $8.4 million, respectively. For the six months ended December 31, 2010 and 2009, amortization expense for other intangible assets was $16.9 million and $16.7 million, respectively. Based on the intangible assets recorded as of December 31, 2010, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (in thousands)
2011 (remaining 6 months)	$15,999
2012	30,230
2013	20,957
2014	15,537
2015	12,771
Thereafter	6,406

Total	$101,900

NOTE 6 – LONG-TERM DEBT

In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as at December 31, 2010.

In certain circumstances involving a change of control followed by a downgrade of the rating of the Company’s senior notes, the Company will be required to make an offer to repurchase the senior notes at a purchase price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest. The Company’s ability to repurchase the senior notes in such event may be limited by law, by the indenture associated with the senior notes, by the Company’s then-available financial resources or by the terms of other agreements to which the Company may be party at such time. If the Company fails to repurchase the senior notes as required by the indenture, it would constitute an event of default under the indenture governing the senior notes which, in turn, may also constitute an event of default under other obligations.

Based on the trading prices of the debt at December 31, 2010 and June 30, 2010, the estimated fair value of the debt at December 31, 2010 and June 30, 2010 was $829.1 million and $834.4 million, respectively.

NOTE 7 – STOCK-BASED COMPENSATION

Equity Incentive Program

Under the Company’s current equity incentive program, the Company issues equity awards from its 2004 Equity Incentive Plan (the “2004 Plan”), which provides for the grant of options to purchase shares of its common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to its employees, consultants and members of its Board of Directors. The 2004 Plan permits the issuance of up to 32.0 million shares of common stock. Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto. During the six months ended December 31, 2010, 0.3 million restricted stock units were granted to senior management with performance-based and service-based vesting criteria.

The following table summarizes the combined activity under the equity incentive plans for the indicated period:

(In thousands)	Available For Grant
Balances at June 30, 2010(1)	15,162
Restricted stock units granted(2)	(3,855)
Restricted stock units canceled(2)	142
Options canceled/expired/forfeited	889
Plan shares expired(3)	(838)

Balances at December 31, 2010(1)	11,500

(1)	Includes shares available for issuance under the 2004 Plan, as well as under the Company’s 1998 Outside Director Option Plan (the “Outside Director Plan”), which only permits the issuance of stock options to the Company’s non-employee directors. As of December 31, 2010, 1.6 million shares were available for grant under the Outside Director Plan.
(2)	The number of restricted stock units provided in this row reflects the application of the 1.8x multiple described above.
(3)	Represents the portion of shares listed as “Options canceled/expired/forfeited” above that were issued under the Company’s equity incentive plans other than the 2004 Plan or the Outside Director Plan. Because the Company is only currently authorized to issue equity awards under the 2004 Plan and the Outside Director Plan, any equity awards that are canceled, expire or are forfeited under any other Company equity incentive plan do not result in additional shares being available to the Company for future grant.

Except for options granted to non-employee directors as part of their regular compensation package for service through the end of the first quarter of fiscal year 2008, the Company has granted only restricted stock units under its equity incentive program since September 2006. For the preceding several years until June 30, 2006, stock options were granted at the market price of the Company’s common stock on the date of grant (except for the retroactively priced options which were granted primarily prior to the fiscal year ended June 30, 2002), generally with a vesting period of five years and an exercise period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as service-based and/or performance-based vesting.

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

The following table shows pre-tax stock-based compensation expense for the indicated periods:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Stock-based compensation expense by:
Costs of revenues	$3,439	$3,325	$7,607	$6,613
Engineering, research and development	5,814	6,667	13,432	13,270
Selling, general and administrative	10,178	10,863	22,605	21,171

Total stock-based compensation expense	$19,431	$20,855	$43,644	$41,054

The following table shows stock-based compensation capitalized as inventory as of December 31, 2010 and June 30, 2010:

(In thousands)	December 31, 2010	June 30, 2010
Inventory	$5,971	$6,687

Stock Options

The following table summarizes the activity and weighted-average exercise price for stock options under all plans during the six months ended December 31, 2010:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2010	11,358	$43.72
Granted	—	$—
Exercised	(516)	$30.16
Canceled/expired/forfeited	(889)	$45.52

Outstanding stock options as of December 31, 2010	9,953	$44.26

Vested and exercisable as of December 31, 2010	9,925	$44.21

The Company has not issued any stock options since November 1, 2007. The weighted-average remaining contractual terms for total options outstanding under all plans and for total options vested and exercisable under all plans as of December 31, 2010 were each 2.5 years. The aggregate intrinsic values for total options outstanding under all plans and for total options vested and exercisable under all plans as of December 31, 2010 were each $8.2 million.

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

The following table shows total intrinsic value of options exercised, total cash received from employees as a result of employee stock option exercises, and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Total intrinsic value of options exercised	2,726	895	3,289	1,105
Total cash received from employees as a result of employee stock option exercises	12,594	11,661	15,547	14,577
Tax benefits realized by the Company in connection with these exercises	980	329	1,182	406

As of December 31, 2010, the unrecognized stock-based compensation balance related to stock options was $0.4 million and will be recognized over an estimated weighted-average amortization period of 0.7 years.

The Company settles employee stock option exercises with newly issued common shares except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.

Restricted Stock Units

The following table shows the applicable number of restricted stock units and weighted-average grant date fair value after estimated forfeitures for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the six months ended December 31, 2010 and restricted stock units outstanding as of December 31, 2010 and June 30, 2010:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2010	6,470	$22.52
Granted	2,142	$19.73
Vested and released	(1,258)	$23.46
Withheld for taxes	(597)	$23.73
Forfeited	(79)	$21.40

Outstanding restricted stock units as of December 31, 2010	6,678	$21.35

(1)	Share numbers reflect actual shares subject to awarded restricted stock units. Under the terms of the 2004 Plan, each of the share numbers presented in this column is multiplied by 1.8 to calculate the impact on the share reserve under the 2004 Plan.

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

The following table shows the grant date fair value after estimated forfeitures, weighted-average grant date fair value per unit, and tax benefits realized by the Company in connection with vested and released restricted stock units for the three and six months ended December 31, 2010 and 2009:

(In thousands. except for weighted-average grant date fair value)	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Grant date fair value after estimated forfeitures	$1,543	$921	$42,248	$63,391
Weighted-average grant date fair value per unit	$27.22	$26.31	$19.73	$22.21
Tax benefits realized by the Company in connection with vested and released restricted stock units	$12,245	$11,517	$22,339	$13,155

As of December 31, 2010, the unrecognized stock-based compensation expense balance related to restricted stock units was $114.7 million and will be recognized over an estimated weighted-average amortization period of 2.6 years.

Employee Stock Purchase Plan

KLA-Tencor’s Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase of KLA-Tencor’s common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the date of purchase (or, if not a trading day, on the immediately preceding trading day).

During the three months ended March 31, 2009, the Company’s Board of Directors approved amendments to the ESPP as part of the Company’s efforts to reduce operating expenses in response to the then-current economic conditions. Those amendments to the ESPP (a) eliminated the look-back feature (i.e., the reference to the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period) and (b) reduced the purchase price discount from 15% to 5%. These changes were effective July 1, 2009, such that the purchase price with respect to the six-month offering period that began on July 1, 2009 was 95% of the fair market value of the Company’s common stock on the purchase date, December 31, 2009.

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

The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended December 31,			Six months ended December 31,
	2010	2009		2010	2009
Stock purchase plan:
Expected stock price volatility	41%	(	*)	41%	(	*)
Risk-free interest rate	0.2%	(	*)	0.2%	(	*)
Dividend yield	3.68%	(	*)	3.68%	(	*)
Expected life of options (in years)	0.50	(	*)	0.50	(	*)

(*)	There were no valuations recorded during the three and six months ended December 31, 2009. No compensation cost was recognized as the purchase price under the ESPP during that period was based solely on the market price of the shares at the purchase date and the discount on the purchase price was 5%.

The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP, and the weighted-average fair value per share:

(In thousands. except for weighted-average fair value)	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Total cash received from employees for the issuance of shares under the ESPP	$16,176	$8,885	$16,176	$8,885
Number of shares purchased by employees through the ESPP	701	259	701	259
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$115	$154	$471	$867
Weighted-average fair value per share based on Black-Scholes model	$6.53	$—	$6.53	$—

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to issue under the ESPP during the forthcoming fiscal year. During the fiscal year ended June 30, 2010, a total of 2.0 million additional shares were reserved under the ESPP, and an additional 2.0 million shares have been reserved under the ESPP with respect to the fiscal year ending June 30, 2011. As of December 31, 2010, after giving effect to the ESPP purchase that occurred on that date, a total of 3.9 million shares were reserved and available for issuance under the ESPP.

NOTE 8 – STOCK REPURCHASE PROGRAM

Since July 1997, the Board of Directors has authorized the Company to systematically repurchase in the open market up to 62.8 million shares of its common stock under a repurchase program. This program was put into place to reduce the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, and to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. In October 2008, the Company suspended its stock repurchase program, and the Company subsequently restarted the program in February 2010. As of December 31, 2010, 1.7 million shares were available for repurchase under the Company’s repurchase program.

Share repurchases for the three and six months ended December 31, 2010 and 2009 were as follows:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Number of shares of common stock repurchased	1,559	—	3,531	—
Total cost of repurchases	$57,938	—	$117,261	—

As of December 31, 2010, $2.7 million of the above total cost of repurchase amount remained unpaid and is recorded in other current liabilities. The $1.8 million which was accrued at September 30, 2010 was paid during the three months ended December 31, 2010.

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

(In thousands, except per share amounts)	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Numerator:
Net income	$185,492	$21,794	$339,688	$42,199
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock units	166,886	171,408	167,052	171,053
Effect of dilutive options and restricted stock units	2,627	2,400	2,633	2,239

Denominator for diluted income per share	169,513	173,808	169,685	173,292

Basic earnings per share	$1.11	$0.13	$2.03	$0.25
Diluted earnings per share	$1.09	$0.13	$2.00	$0.24
Anti-dilutive securities excluded from the computation of diluted net income per share	8,622	10,948	9,602	12,483

The total amount of dividends paid during the three months ended December 31, 2010 and 2009 was $41.8 million and $25.7 million, respectively. The total amount of dividends paid during the six months ended December 31, 2010 and 2009 was $83.6 million and $51.3 million, respectively.

NOTE 10 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Net income	$185,492	$21,794	$339,688	$42,199
Other comprehensive income (loss):
Currency translation adjustments	4,455	(5,529)	17,978	3,561
Gain (loss) on cash flow hedging instruments, net	(639)	558	200	720
Change in unrecognized losses and transition obligation related to pension and post-retirement plans	91	19	171	37
Unrealized loss on investments	(2,179)	(1,648)	(428)	(75)

Other comprehensive income (loss)	1,728	(6,600)	17,921	4,243
Total comprehensive income	$187,220	$15,194	$357,609	$46,442

NOTE 11 – INCOME TAXES

The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Income before income taxes	$251,191	$38,016	$474,503	$60,808
Provision for taxes	65,699	16,222	134,815	18,609
Effective tax rate	26.2%	42.7%	28.4%	30.6%

The Company’s estimated annual effective tax rate for the year is approximately 29%.

The difference between the actual effective tax rate of 26.2% during the quarter and the estimated annual effective tax rate of 29% is primarily due to the tax impact of the following items during the three months ended December 31, 2010:

•

Tax expense was decreased by $3.7 million due to windfalls from employee stock activity. A windfall arises when the tax deduction is more than book compensation. Windfalls are generally recorded as increases to capital in excess of par value. A shortfall arises when the tax deduction is less than book compensation. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes. When there are shortfalls recorded as provision for income taxes during an earlier quarter, windfalls arising in subsequent quarters within the same fiscal year are recorded as a reduction to income taxes to the extent of the shortfalls recorded.

•	Tax expense was decreased by $3.1 million related to a non-taxable increase in the assets held within the Company’s Executive Deferred Savings Plan.

•

Tax expense was decreased by $3.9 million related to the reinstatement of the U.S. Federal Research and Development Credit (the Federal R&D Credit), under The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which was signed into law on December 17, 2010.

Tax expense was higher as a percentage of income during the three months ended December 31, 2009 compared to the three months ended December 31, 2010 primarily due to an increase in tax expense of $8.7 million resulting from shortfalls related to employee stock activity during the three months ended December 31, 2009. The shortfall expense during the three months ended December 31, 2009 had a significant impact on the Company’s effective tax rate due to the lower level of income generated during the three months ended December 31, 2009.

Tax expense was higher as a percentage of income during the six months ended December 31, 2009 compared to the six months ended December 31, 2010 due to a decrease in tax expense of $3.9 million resulting from the reinstatement of the Federal R&D Credit during the six months ended December 31, 2010 and an increase in tax expense of $8.7 million resulting from shortfalls related to employee stock activity during the six months ended December 31, 2009.

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

NOTE 12 – LITIGATION AND OTHER LEGAL MATTERS

Indemnification Obligations. Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees with respect to certain litigation matters and investigations that arise in connection with their service to the Company. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The Company paid or reimbursed legal expenses incurred in connection with the investigation of its historical stock option practices and the related litigation and government inquiries by a number of its current and former directors, officers and employees. The Company is currently paying defense costs to one former officer and employee facing an SEC civil action to which the Company is not a party. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, the Company believes the fair value of this liability, to the extent estimable, is appropriately considered within the reserve it has established for currently pending legal proceedings.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Factoring. KLA-Tencor has agreements with financial institutions to sell certain of its trade receivables and promissory notes from customers without recourse. The Company does not believe it is at risk for any material losses as a result of these agreements. In addition, from time to time the Company will discount without recourse letters of credit (“LCs”) received from customers in payment for goods.

The following table shows total receivables sold under factoring agreements, proceeds from sales of LCs and related discounting fees paid for the three and six months ended December 31, 2010 and 2009:

	Three months ended		Six months ended
(In thousands)	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Receivables sold under factoring agreements	$96,586	$39,818	$156,611	$70,019
Proceeds from sales of LCs	$33,327	$—	$84,263	$10,630
Discounting fees paid on sales of LCs (1)	$50	$—	$155	$123

(1)	Discounting fees include bank fees and interest expense and were recorded in interest income and other, net.

Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.2 million and $2.3 million for the three months ended December 31, 2010 and 2009, respectively. Rent expense was $4.1 million and $4.9 million for the six months ended December 31, 2010 and 2009, respectively.

The following is a schedule of expected operating lease payments (in thousands):

Fiscal year ended June 30,	Amount
2011 (remaining 6 months)	$4,445
2012	6,636
2013	4,398
2014	2,912
2015	1,721
2016 and thereafter	4,273

Total minimum lease payments	$24,385

Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. KLA-Tencor’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were $289.2 million as of December 31, 2010 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

Guarantees. KLA-Tencor provides standard warranty coverage on its systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, the Company calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. The Company updates these estimated charges on a quarterly basis. The actual product performance and/or field expense profiles may differ, and in those cases the Company adjusts its warranty accruals accordingly.

The following table provides the changes in the product warranty accrual for the three and six months ended December 31, 2010 and 2009:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Beginning balance	$25,556	$15,052	$21,109	$18,213
Accruals for warranties issued during the period	12,306	5,994	21,792	10,727
Changes in liability related to pre-existing warranties	(1,307)	(654)	(1,148)	(2,579)
Settlements made during the period	(5,663)	(4,666)	(10,861)	(10,635)

Ending balance	$30,892	$15,726	$30,892	$15,726

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

The Company maintains guarantee arrangements available through various financial institutions for up to $20.3 million, of which $18.2 million had been issued as of December 31, 2010, primarily to fund guarantees to customs authorities for VAT and other operating requirements of the Company’s subsidiaries in Europe and Asia.

NOTE 14 – RESTRUCTURING CHARGES

The Company has undertaken a number of cost reduction activities, including workforce reductions, in an effort to lower its quarterly operating expense run rate. The program in the United States is accounted for in accordance with the authoritative guidance related to compensation for non-retirement post-employment benefits, whereas the programs in the international locations are accounted for in accordance with the authoritative guidance for contingencies. During the three months ended December 31, 2010, the Company recorded a $1.1 million net restructuring charge, of which $0.2 million was recorded to costs of revenues, $0.1 million was recorded to engineering, research and development expense and $0.8 million was recorded to selling, general and administrative expense. These charges represent the estimated minimum liability associated with expected termination benefits to be provided to employees after employment.

The following table shows the activity primarily related to severance and benefits expense for the three and six months ended December 31, 2010 and 2009:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Beginning balance	$589	$4,304	$1,221	$8,086
Restructuring costs	1,065	3,262	1,430	3,845
Adjustments	(8)	(149)	(30)	(685)
Cash payments	(771)	(2,839)	(1,746)	(6,668)

Ending balance	$875	$4,578	$875	$4,578

Substantially all of the remaining accrued restructuring balance as of December 31, 2010 related to the Company’s workforce reductions is expected to be paid out by June 30, 2011.

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

Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts

The location and amounts of designated and non-designated derivative instruments’ gains and losses in the condensed consolidated financial statements for the three and six months ended December 31, 2010 and 2009 are as follows:

	Location in Financial Statements
	Three months ended December 31, 2010					Three months ended December 31, 2009
(In thousands)	Accumulated OCI	Revenues	Costs of revenues	Interest income and other, net	Total	Accumulated OCI	Revenues	Costs of revenues	Interest income and other, net	Total
Derivatives Designated as Hedging Instruments
Loss in accumulated OCI on derivative (effective portion)	$(1,653)				$(1,653)	$(200)				$(200)

Gain (loss) reclassified from accumulated OCI into income (effective portion)		$(534)	$312		$(222)		$(1,120)	$24		$(1,096)

Gain recognized in income on derivative (ineffectiveness portion and amount excluded from effectiveness testing)				$266	$266				$202	$202

Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income				$(513)	$(513)				$401	$401

	Six months ended December 31, 2010					Six months ended December 31, 2009
(In thousands)	Accumulated OCI	Revenues	Costs of revenues	Interest income and other, net	Total	Accumulated OCI	Revenues	Costs of revenues	Interest income and other, net	Total
Derivatives Designated as Hedging Instruments
Loss in accumulated OCI on derivative (effective portion)	$(1,240)				$(1,240)	$(402)				$(402)

Gain (loss) reclassified from accumulated OCI into income (effective portion)		$(1,327)	$170		$(1,157)		$(1,332)	$24		$(1,308)

Gain (loss) recognized in income on derivative (ineffectiveness portion and amount excluded from effectiveness testing)				$147	$147				$(319)	$(319)

Derivatives Not Designated as Hedging Instruments
Loss recognized in income				$(1,869)	$(1,869)				$(2,112)	$(2,112)

The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, was as follows:

(In thousands)	As of December 31, 2010	As of June 30, 2010
Cash flow hedge contracts
Purchase	$12,620	$15,835
Sell	(50,741)	(32,853)
Other foreign currency hedge contracts
Purchase	83,156	82,535
Sell	(89,031)	(104,414)

Net	$(43,996)	$(38,897)

The location and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2010 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31, 2010	June 30, 2010	Balance Sheet Location	December 31, 2010	June 30, 2010
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contract	Other current assets	$415	$125	Other current liabilities	$1,236	$2,033

Total derivatives designated as hedging instruments		$415	$125		$1,236	$2,033

Derivatives not designated as hedging instruments
Foreign exchange contract	Other current assets	$1,898	$171	Other current liabilities	$3,348	$3,791

Total derivatives not designated as hedging instruments		$1,898	$171		$3,348	$3,791

Total derivatives		$2,313	$296		$4,584	$5,824

The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the three and six months ended December 31, 2010 and 2009:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Beginning balance	$(646)	$(1,353)	$(1,994)	$(1,613)
Amount reclassified to income	222	1,096	1,157	1,558
Net change	(1,653)	(200)	(1,240)	(402)

Ending balance	$(2,077)	$(457)	$(2,077)	$(457)

NOTE 16 – SALE OF REAL ESTATE

During the three months ended December 31, 2010, the Company completed the sale of remaining real estate properties in San Jose, California. The Company had recorded asset impairment charges of $10.4 million, included in selling, general and administrative expenses, during the six months ended December 31, 2009. The real estate properties are non-financial assets subject to level 3 fair value measurement. The sale transaction, which closed on December 9, 2010, resulted in proceeds to the Company of $18.2 million and a gain on sale of $1.4 million as an offset to selling, general and administrative expenses.

NOTE 17 – RELATED PARTY TRANSACTIONS

During the three and six months ended December 31, 2010 and 2009, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member, including JDS Uniphase Corporation and Cisco Systems, Inc. For the three and six months ended December 31, 2010 and 2009, the following table provides the transactions with these parties (for the portion of such period that they were considered related):

(Dollar amounts in thousands)	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Total revenues	$47	$1,347	$247	$3,938
Total purchases	$1,923	$1,450	$2,805	$2,392

The Company had a receivable balance from these parties of $0.1 million and $2.0 million at December 31, 2010 and June 30, 2010, respectively. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.

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

The following is a summary of revenues by geographic region for the three and six months ended December 31, 2010 and 2009 (as a percentage of total revenues):

	Three months ended December 31,				Six months ended December 31,
(Dollar amounts in thousands)	2010		2009		2010		2009
Revenues:
United States	$149,843	20%	$105,489	24%	$236,362	16%	$180,046	23%
Taiwan	233,081	30%	171,947	39%	421,622	29%	294,066	38%
Japan	59,813	8%	56,140	13%	153,701	11%	115,492	15%
Europe & Israel	60,491	8%	26,908	6%	99,737	7%	50,833	6%
Korea	123,154	16%	19,437	4%	285,245	20%	48,949	6%
Rest of Asia	139,945	18%	60,434	14%	252,002	17%	93,656	12%

Total	$766,327	100%	$440,355	100%	$1,448,669	100%	$783,042	100%

The following is a summary of revenues by major products for the three and six months ended December 31, 2010 and 2009 (as a percentage of total revenues):

	Three months ended December 31,				Six months ended December 31,
(Dollar amounts in thousands)	2010		2009		2010		2009
Revenues:
Defect inspection	$506,360	66%	$259,483	59%	$916,473	63%	$430,571	55%
Metrology	104,041	14%	54,080	12%	223,595	15%	98,758	13%
Service	138,470	18%	125,409	29%	270,203	19%	238,845	31%
Other	17,456	2%	1,383	0%	38,398	3%	14,868	2%

Total	$766,327	100%	$440,355	100%	$1,448,669	100%	$783,042	100%

For the three months ended December 31, 2010, three customers accounted for greater than 10% of total revenues. For the six months ended December 31, 2010, two customers accounted for greater than 10% of total revenues. For the three and six months ended December 31, 2009, two customers accounted for greater than 10% of total revenues. As of December 31, 2010 and June 30, 2010, two customers accounted for greater than 10% of net accounts receivable.

Long-lived assets by geographic region as of December 31, 2010 and June 30, 2010 were as follows:

(In thousands)	December 31, 2010	June 30, 2010
Long-lived assets:
United States	$134,645	$174,033
Taiwan	843	714
Japan	4,353	3,985
Europe & Israel	128,111	127,474
Korea	2,879	3,482
Rest of Asia	53,875	56,141

Total	$324,706	$365,829

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors” in this report as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” in our Annual Report on Form 10-K for the year ended June 30, 2010, filed with the Securities and Exchange Commission on August 6, 2010. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation to update the forward-looking statements in this report after the date hereof.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed the Company’s related disclosure in this Quarterly Report on Form 10-Q. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventories

•	Warranty

•	Allowance for Doubtful Accounts

•	Stock-Based Compensation

•	Contingencies and Litigation

•	Goodwill and Intangible Assets

•	Income Taxes

System revenues recognized without an acceptance from the customer were 35%, 26% and 22% of total revenues for the three months ended December 31, 2010, September 30, 2010 and December 31, 2009, respectively. The percentage of system revenues recognized without an acceptance from customers increased during the three months ended December 31, 2010 as compared to the three months ended September 30, 2010 and December 31, 2009, primarily due to higher shipments of tools that have already met the required acceptance criteria at those customer fabs.

There were no significant changes in our critical accounting estimates and policies during the three months ended December 31, 2010. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2010 for a more complete discussion of our critical accounting policies and estimates.

Valuation of Goodwill and Intangible Assets

We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We completed our annual evaluation of goodwill by reporting unit during the three months ended December 31, 2010 and 2009 and concluded that there was no impairment as of December 31, 2010 and 2009.

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

We elected to early adopt this accounting guidance at the beginning of the second quarter of our fiscal year ended June 30, 2010 and applied the adoption retrospectively to the beginning of the fiscal year to apply the guidance to transactions originating or materially modified after June 30, 2009. The implementation resulted in additional qualitative disclosures that are included below but did not have a material impact on our financial position, results of operations or cash flows.

This guidance does not generally change the units of accounting for our revenue transactions. We typically recognize revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. Under certain circumstances, however, we recognize revenue upon shipment, prior to acceptance by the customer. The portion of revenue associated with installation is deferred based on relative sales price and recognized upon completion of the installation. Spare parts revenue is recognized when the product has been shipped and risk of loss has passed to the customer, and collectability is reasonably assured. Service and maintenance contract revenue is recognized ratably over the term of the maintenance contract. Revenue from services performed in the absence of a contract, such as consulting and training revenue, is recognized when the related services are performed, and collectability is reasonably assured. Our arrangements generally do not include any provisions for cancellation, termination or refunds that would significantly impact recognized revenue.

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

Recent Accounting Pronouncements

In December 2010, the FASB amended its guidance on goodwill and other intangible assets. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment was effective for our interim period ending December 31, 2010. The amendment did not have an impact on our financial position, results of operations or cash flows.

In December 2010, the FASB amended its guidance on business combinations. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The amendment did not have an impact on our financial position, results of operations or cash flows.

In April 2010, the FASB amended its guidance on share-based payment awards with an exercise price denominated in certain currencies. The amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This amendment becomes effective for our interim period ending September 30, 2011. We do not expect the implementation to have an impact on our financial position, results of operations or cash flows.

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

EXECUTIVE SUMMARY

KLA-Tencor Corporation is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Our comprehensive portfolio of products, services, software and expertise helps integrated circuit (“IC” or “chip”) manufacturers manage yield throughout the entire wafer fabrication process – from research and development to final volume production. In addition to the semiconductor industry, our technologies serve a number of other industries, including light emitting diode (“LED”), data storage, photovoltaic, and general materials research and manufacturing.

Our products and services are used by virtually every major wafer, IC, reticle and disk manufacturer in the world. Our revenues are driven largely by capital spending by our customers who operate in one or more of several key semiconductor markets, including the memory, foundry and logic markets. Our customers purchase our products because of their need to drive advances in their process and product technologies, or to ramp up production to satisfy demand from their customers for chips used in a growing number of consumer electronics, communications, data processing, and industrial products. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications, as well as to reduce cost. This in turn will drive increased adoption of process control equipment and service that reduce semiconductor defectivity and improve manufacturing yields.

As a supplier to the global semiconductor and semiconductor-related industries, we are subject to business cycles, the timing, length and volatility of which can be difficult to predict. The industries we serve have historically been cyclical due to sudden changes in overall market demand and manufacturing capacity. Our ability to predict future capacity-related capital spending by our customers is extremely limited, as such spending is very closely connected to the unpredictable business cycles within their industries. While our customer base, particularly in the semiconductor industry, historically has been, and is becoming increasingly concentrated, we expect our customers’ capital spending on process control to increase over the long term. This increase is driven by the demand for more precise diagnostics capabilities to address new defects as a result of shrinking of device feature sizes, the transition to new materials, new device and circuit architecture, new lithography and other chip manufacturing challenges, and ongoing fab process innovation.

The demand for our products is ultimately affected by the profitability of our customers, which is driven by a number of factors including macroeconomic conditions, consumer and business demand for products that use their semiconductors, the successful development and introduction of new products and product applications, and the overall balance of manufacturing supply to customer demand in key market segments. While semiconductor content in consumer electronics, communications, data processing, and other industrial products continues to increase, the global economic weakness during the fiscal year ended June 30, 2009 adversely impacted many of our customers and consequently impacted the demand for our products. However, during the fiscal year ended June 30, 2010, economic conditions generally began to gradually improve, especially in some of the more rapidly developing economies in Asia. Demand for many technology-intensive products started to recover, and manufacturing capacity utilization in much of the semiconductor industry improved. As a result, several of our customers, particularly in the foundry market, began to increase their investments in manufacturing capacity and R&D, resulting in growing demand for our products and services throughout the year.

We continued to experience strong demand from our customers during the three months ended December 31, 2010, which, though lower than the preceding two quarters, was near historical highs. In response to this strong demand from our customers, we have been increasing our production volumes and customer support services. Our results for the three months ended December 31, 2010 reflect the sixth consecutive quarter of revenue growth.

We cannot predict the duration and sustainability of these business conditions. We remain at risk of incurring inventory or other capacity related charges if current favorable business conditions do not continue.

The following table sets forth some of the key quarterly unaudited financial information that we use to manage our business:

(In thousands, except net income per share)	Three months ended		Three months ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Total revenues	$766,327	$682,342	$559,419	$478,299	$440,355	$342,687
Total costs and operating expenses	$497,461	$446,726	$398,577	$387,020	$393,260	$327,737
Gross margin	$454,929	$418,373	$331,500	$269,734	$233,069	$170,795
Income from operations	$268,866	$235,616	$160,842	$91,279	$47,095	$14,950
Net income	$185,492	$154,196	$113,085	$57,016	$21,794	$20,405
Net income per share:
Basic (1)	$1.11	$0.92	$0.67	$0.33	$0.13	$0.12
Diluted (1)	$1.09	$0.91	$0.66	$0.33	$0.13	$0.12

(1)	Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

RESULTS OF OPERATIONS

Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	December 31, 2010	September 30, 2010	December 31, 2009	Q2 FY11 vs. Q1 FY11		Q2 FY11 vs. Q2 FY10
Revenues:
Product	$627,857	$550,609	$314,946	$77,248	14%	$312,911	99%
Service	$138,470	$131,733	$125,409	$6,737	5%	$13,061	10%

Total revenues	$766,327	$682,342	$440,355	$83,985	12%	$325,972	74%

Costs of revenues	$311,398	$263,969	$207,286	$47,429	18%	$104,112	50%
Stock-based compensation expense included in costs of revenues	$3,439	$4,168	$3,325	$(729)	-17%	$114	3%
Gross margin percentage	59%	61%	53%

(Dollar amounts in thousands)	Six months ended
	December 31, 2010	December 31, 2009	Q2 FY10 YTD vs. Q2 FY09 YTD
Revenues:
Product	$1,178,466	$544,197	$634,269	117%
Service	270,203	238,845	31,358	13%

Total revenues	$1,448,669	$783,042	$665,627	85%

Costs of revenues	$575,367	$379,178	$196,189	52%
Gross margin percentage	60%	52%
Stock-based compensation expense included in costs of revenues	$7,607	$6,613	$994	15%

Product revenues

Product revenues increased during the three months ended December 31, 2010 from the three months ended September 30, 2010 as many of our customers maintained high levels of capital spending for both technology and capacity related investments, and as we recognized revenues during the three months ended December 31, 2010 from system orders received in current and prior periods. This increase was primarily the result of higher revenues derived from defect inspection equipment, as compared to the three months ended September 30, 2010.

Product revenues increased during the three and six months ended December 31, 2010 from the three and six months ended December 31, 2009 as our customers increased capital spending for both technology and capacity related investments of process control equipment, in response to anticipated semiconductor electronics end market demand. These factors contributed to an increase in the revenues that we recognized across each of our major products, as well as an increase in the number of tools that we sold, primarily defect inspection and metrology equipment, as compared to the three and six months ended December 31, 2009.

Service revenues

Service revenues are generated from maintenance service contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of service revenues generated is generally a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems. Service revenues during the three months ended December 31, 2010 increased compared to the three months ended September 30, 2010 and December 31, 2009, and increased during the six months ended December 31, 2010 compared to the six months ended December 2009, in each case as a result of high factory utilization by our customers.

Revenues by region

Revenues by region for the periods indicated were as follows:

(Dollar amounts in thousands)	Three months ended
	December 31, 2010		September 30, 2010		December 31, 2009
United States	$149,843	20%	$86,519	12%	$105,489	24%
Taiwan	233,081	30%	188,541	28%	171,947	39%
Japan	59,813	8%	93,888	14%	56,140	13%
Europe & Israel	60,491	8%	39,246	6%	26,908	6%
Korea	123,154	16%	162,091	24%	19,437	4%
Rest of Asia	139,945	18%	112,057	16%	60,434	14%

Total	$766,327	100%	$682,342	100%	$440,355	100%

A significant portion of our revenues continues to be generated in Asia, where a substantial portion of the world’s semiconductor manufacturing capacity is located, and we expect that will continue to be the case.

Gross margin

Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products. Our customers maintained strong demand for new high value products, and we continued to benefit from significant volume efficiencies in manufacturing operations worldwide, ongoing effective cost management, and a lower overall manufacturing cost structure as a result of our globalization initiatives, all while generating higher revenue than during the prior quarter. While we continue to maintain a high gross margin percentage in comparison to historic levels, our gross margin decreased slightly during the three months ended December 31, 2010 compared to the three months ended September 30, 2010, primarily due to changes in product mix.

Our gross margin percentage significantly increased for the three and six months ended December 31, 2010 compared to the three and six months ended December 31, 2009 principally due to higher demand for our products, a more favorable product mix, significant volume efficiencies in manufacturing operations worldwide, continued effective cost management and a lower overall manufacturing cost structure as a result of our globalization initiatives during the three and six months ended December 31, 2010.

Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	December 31, 2010	September 30, 2010	December 31, 2009	Q2 FY11 vs. Q1 FY11		Q2 FY11 vs. Q2 FY10
R&D expenses	$94,897	$94,720	$83,301	$177	0%	$11,596	14%
Stock-based compensation expense included in R&D expenses	$5,814	$7,618	$6,667	$(1,804)	-24%	$(853)	-13%
R&D expenses as a percentage of total revenues	12%	14%	19%

	Six months ended
(Dollar amounts in thousands)	December 31, 2010	December 31, 2009	Q2 FY11 YTD vs. Q2 FY10 YTD
R&D expenses	$189,617	$161,510	$28,107	17%
Stock-based compensation expense included in R&D expenses	$13,432	$13,270	$162	1%
R&D expenses as a percentage of total revenues	13%	21%

R&D expenses during the three months ended December 31, 2010 remained flat compared to the three months ended September 30, 2010 as an increase of 1.1 million in engineering material costs and consulting services was offset by a decrease of 1.0 million in employee-related expenses primarily due to lower stock-based compensation expense.

The increase in R&D expenses during the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 was primarily due to an increase of $6.4 million in engineering material costs, an increase of $2.5 million in consulting services and an increase of $4.3 million in employee-related expenses, partially offset by an increase of $1.5 million in external funding from government grants.

R&D expenses during the six months ended December 31, 2010 increased as compared to the six months ended December 31, 2009 primarily due to an increase of $12.1 million in engineering material costs, an increase of $14.4 million in employee-related expenses from additional headcount and an increase of $5.1 million in consulting services, partially offset by an increase of $2.9 million in external funding from government grants.

R&D expenses include the benefit of $3.3 million, $2.8 million and $1.8 million of external funding received during the three months ended December 31, 2010, September 30, 2010 and December 31, 2009, respectively, for certain strategic development programs from government grants.

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

Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	December 31, 2010	September 30, 2010	December 31, 2009	Q2 FY11 vs. Q1 FY11		Q2 FY11 vs. Q2 FY10
SG&A expenses	$91,166	$88,037	$102,673	$3,129	4%	$(11,507)	-11%
Stock-based compensation expense included in SG&A expenses	$10,178	$12,427	$10,863	$(2,249)	-18%	$(685)	-6%
SG&A expenses as a percentage of total revenues	12%	13%	23%

	Six months ended
(Dollar amounts in thousands)	December 31, 2010	December 31, 2009	Q2 FY11 YTD vs. Q2 FY10 YTD
SG&A expenses	$179,203	$180,309	$(1,106)	-1%
Stock-based compensation expense included in SG&A expenses	$22,605	$21,171	$1,434	7%
SG&A expenses as a percentage of total revenues	12%	23%

The increase in SG&A expenses during the three months ended December 31, 2010 as compared to the three months ended September 30, 2010 was primarily due to an increase of $1.1 million in legal expenses for shareholder litigation relating to our historical stock option practices and an increase of $2.2 million in employee-related compensation partially offset by a net gain of $1.4 million from the sale of real estate assets recorded during the three months ended December 31, 2010.

The decrease in SG&A expenses during the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 was primarily due to $11.4 million of impairment charges recorded in the three months ended December 31, 2009 versus none recorded in the three months ended December 31, 2010, a decrease of $6.0 million in litigation expenses for shareholder litigation relating to our historical stock option practices and a net gain of $1.4 million from the sale of real estate assets recorded during the three months ended December 31, 2010, partially offset by an increase of $8.1 million in employee-related expenses and an increase of $1.1 million in consulting services.

The decrease in SG&A expenses during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009 is primarily due to decrease of $11.2 million in litigation expenses, a decrease of $11.4 million in impairment charges and a net gain of $1.4 million from the sale of real estate assets, partially offset by an increase of $23.7 million in employee-related expenses.

Impairment of Goodwill

During the three months ended December 31, 2009 and 2010, we performed our annual evaluation of goodwill by reporting unit, and concluded that there was no impairment as of December 31, 2009 and 2010. Our assessment indicated that the fair value of our reporting units was substantially in excess of their estimated carrying values, and therefore goodwill in the reporting units was not impaired as of December 31, 2009 and 2010.

Restructuring Charges

We have undertaken a number of cost reduction activities, including workforce reductions, in an effort to lower our quarterly operating expense run rate. The program in the United States is accounted for in accordance with the authoritative guidance related to compensation for nonretirement post-employment benefits, whereas the programs in the international locations are accounted for in accordance with the authoritative guidance for contingencies. During the three months ended December 31, 2010, we recorded a $1.1 million net restructuring charge, of which $0.2 million was recorded to costs of revenues, $0.1 million was recorded to engineering, research and development expense and $0.8 million was recorded to selling, general and administrative expense. This charge represents the estimated minimum liability associated with expected termination benefits to be provided to employees after employment.

The following table shows the activity primarily related to severance and benefits expense for the three and six months ended December 31, 2010 and 2009:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Beginning balance	$589	$4,304	$1,221	$8,086
Restructuring costs	1,065	3,262	1,430	3,845
Adjustments	(8)	(149)	(30)	(685)
Cash payments	(771)	(2,839)	(1,746)	(6,668)

Ending balance	$875	$4,578	$875	$4,578

Substantially all of the remaining accrued restructuring balance as of December 31, 2010 related to our workforce reductions is expected to be paid out by June 30, 2011.

Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	December 31, 2010	September 30, 2010	December 31, 2009
Interest income and other, net	$(4,182)	$1,225	$4,463
Interest expense	$13,493	$13,529	$13,542
Interest income and other, net as a percentage of total revenues	1%	0%	1%
Interest expense as a percentage of total revenues	2%	2%	3%

(Dollar amounts in thousands)	Six months ended
	December 31, 2010	December 31, 2009
Interest income and other, net	$(2,957)	$25,762
Interest expense	$27,022	$26,999
Interest income and other, net as a percentage of total revenues	0%	3%
Interest expense as a percentage of total revenues	2%	3%

Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, gains or losses from revaluation of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, and impairments associated with equity investments in privately-held companies. The decrease in interest income and other, net during the three months ended December 31, 2010 compared to the three months ended September 30, 2010 and December 31, 2009 was primarily due to an impairment charge of $6.8 million recorded during the three months ended December 31, 2010 for equity investments in privately-held companies. The decrease in interest income and other, net during the six months ended December 31, 2010 compared to the six months ended December 31, 2009 was primarily attributable to reduced interest earnings due to the lower market interest rate environment and higher impairment charge related to equity investments in privately-held companies during the six months ended December 31, 2010, offset by the benefit recorded in the six months ended September 30, 2009 upon expiration of a statute of limitations relating to an uncertainty in our position with respect to a foreign transaction-based tax. No such benefit was recorded during the six months ended December 31, 2010.

Interest expense is primarily derived from the issuance of $750 million aggregate principal amount of senior notes in the fourth quarter of the fiscal year ended June 30, 2008. Interest expense remained flat in the three months ended December 31, 2010 compared to the three months ended September 30, 2010 and December 31, 2009.

Provision for Income Taxes

The following table provides details of income taxes:

(Dollar amounts In thousands)	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Income before income taxes	$251,191	$38,016	$474,503	$60,808
Provision for taxes	65,699	16,222	134,815	18,609
Effective tax rate	26.2%	42.7%	28.4%	30.6%

Our estimated annual effective tax rate for the year is approximately 29%.

The difference between the actual effective tax rate of 26.2% during the quarter and the estimated annual effective tax rate of 29% is primarily due to the tax impact of the following items during the three months ended December 31, 2010:

•

Tax expense was decreased by $3.7 million due to windfalls from employee stock activity. A windfall arises when the tax deduction is more than book compensation. Windfalls are generally recorded as increases to capital in excess of par value. A shortfall arises when the tax deduction is less than book compensation. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes. When there are shortfalls recorded as provision for income taxes during an earlier quarter, windfalls arising in subsequent quarters within the same fiscal year are recorded as a reduction to income taxes to the extent of the shortfalls recorded.

•	Tax expense was decreased by $3.1 million related to a non-taxable increase in the assets held within our Executive Deferred Savings Plan.

•

Tax expense was decreased by $3.9 million related to the reinstatement of the U.S. Federal Research and Development Credit (the Federal R&D Credit), under The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which was signed into law on December 17, 2010.

Tax expense was higher as a percentage of income during the three months ended December 31, 2009 compared to the three months ended December 31, 2010 primarily due to an increase in tax expense of $8.7 million resulting from shortfalls related to employee stock activity during the three months ended December 31, 2009. The shortfall expense during the three months ended December 31, 2009 had a significant impact on our effective tax rate due to the lower level of income generated during the three months ended December 31, 2009.

Tax expense was higher as a percentage of income during the six months ended December 31, 2009 compared to the six months ended December 31, 2010 due to a decrease in tax expense of $3.9 million resulting from the reinstatement of the Federal R&D Credit during the six months ended December 31, 2010 and an increase in tax expense of $8.7 million resulting from shortfalls related to employee stock activity during the six months ended December 31, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	December 31, 2010	June 30, 2010
Cash and cash equivalents	$596,104	$529,918
Marketable securities	1,040,296	1,004,126

Total cash, cash equivalents and marketable securities	$1,636,400	$1,534,044

Percentage of total assets	39%	39%

	Six months ended
(In thousands)	December 31, 2010	December 31, 2009
Cash flow:
Net cash provided by operating activities	$289,453	$236,850
Net cash used in investing activities	(43,388)	(196,729)
Net cash used in financing activities	(191,295)	(40,034)
Effect of exchange rate changes on cash and cash equivalents	11,416	6,390

Net increase in cash and cash equivalents	$66,186	$6,477

At December 31, 2010, our cash, cash equivalents and marketable securities totaled $1.6 billion, an increase of $102 million from June 30, 2010. We generated $289 million and $237 million in cash from operations during the six months ended December 31, 2010 and 2009, respectively. We used $43 million and $197 million in cash from investing activities during the six months ended December 31, 2010 and 2009, respectively. We used $191 million and $40 million in cash for financing activities during the six months ended December 31, 2010 and 2009, respectively.

We have historically financed our operations through cash generated from operations. Net cash provided by operating activities during the six months ended December 31, 2010 increased compared to the six months ended December 31, 2009 from $237 million to $289 million primarily as a result of the following key factors:

•	An increase in cash collections by approximately $681 million during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009, due to higher sales volume, offset by

•

An increase in vendor payments by approximately $316 million during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009, to support a higher level of business activities,

•

An increase in payroll expenses by approximately $123 million during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009, mainly due to the bonus payment for fiscal year 2010, and

•	An increase in tax payments by approximately $175 million during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009, due to higher profitability.

Investing activities during the six months ended December 31, 2010 used net cash of $43 million, as compared to using net cash of $197 million during the six months ended December 31, 2009, and this change was primarily the result of the following factors:

•

An increase in the cash proceeds from the sale of assets of approximately $13 million during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009, primarily from the sale of the San Jose, California campus and

•

A decrease in the use of cash for purchases of available-for-sale and trading securities, net of sales and maturities, of approximately $149 million during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009.

Net cash used in financing activities during the six months ended December 31, 2010 increased compared to the six months ended December 31, 2009 from $40 million to $191 million primarily as a result of our recently announced dividend increase and higher common stock repurchases. We repurchased $117 million of our common stock during the six months ended December 30, 2010, as compared to no stock repurchases during the six months ended December 31, 2009.

During the three months ended December 31, 2010, our Board of Directors declared a dividend of $0.25 per share of our outstanding common stock, which was paid on December 1, 2010 to our stockholders on record as of November 16, 2010. During the same period in fiscal year 2010, our Board of Directors declared and paid a quarterly cash dividend of $0.15 per share. The total amount of dividends paid during the three months ended December 31, 2010 and 2009 was $41.8 million and $25.7 million, respectively. The total amount of dividends paid during the six months ended December 31, 2010 and 2009 was $83.6 million and $51.3 million, respectively.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2010:

	Fiscal year ending June 30,
(In thousands)	Total	2011 (2)	2012	2013	2014	2015	Thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$—	$750,000	—
Interest expense associated with long-term debt obligations	379,498	25,875	51,750	51,750	51,750	51,750	146,623	—
Purchase commitments	289,170	260,982	25,770	1,630	491	253	44	—
Non-current income tax payable(3)	69,388	—	—	—	—	—	—	69,388
Operating leases	24,385	4,445	6,636	4,398	2,912	1,721	4,273	—
Pension obligations	23,373	868	1,572	1,960	1,927	2,541	14,505	—

Total contractual cash obligations	$1,535,814	$292,170	$85,728	$59,738	$57,080	$56,265	$915,445	$69,388

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.
(2)	Remaining 6 months.
(3)	Represents the non-current income tax payable obligation. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, from time to time we will discount, without recourse, letters of credit (“LCs”) received from customers in payment of goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three and six months ended December 31, 2010 and 2009:

	Three months ended		Six months ended
(In thousands)	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Receivables sold under factoring agreements	$96,586	$39,818	$156,611	$70,019
Proceeds from sales of LCs	$33,327	$—	$84,263	$10,630
Discounting fees paid on sales of LCs (1)	$50	$—	$155	$123

(1)	Discounting fees include bank fees and interest expense and were recorded in interest income and other, net.

We maintain guarantee arrangements available through various financial institutions for up to $20.3 million, of which $18.2 million had been issued as of December 31, 2010 primarily to fund guarantees to customs authorities for VAT and other operating requirements of our subsidiaries in Europe and Asia.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were $289.2 million as of December 31, 2010, and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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

Working capital increased to $2.3 billion as of December 31, 2010, compared to $2.1 billion as of June 30, 2010. As of December 31, 2010, our principal sources of liquidity consisted of $1.6 billion of cash, cash equivalents, and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

During the fiscal years ended June 30, 2008, 2009 and 2010, our investment portfolio included auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities that we held were backed by student loans and were collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities that we held were rated by the major independent rating agencies as either AAA or Aaa. In February 2008, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that we held because sell orders exceeded buy orders. These failures were not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions might not have been accessible until the issuer called the security, a successful auction occurred, a buyer was found outside of the auction process, or the security matured.

By letter dated August 8, 2008, we received notification from UBS AG (“UBS”), in connection with a settlement entered into between UBS and certain regulatory agencies, offering to repurchase all of our auction rate security holdings at par value. We formally accepted the settlement offer and entered into a repurchase agreement (“Agreement”) with UBS on November 11, 2008 (“Acceptance Date”). By accepting the Agreement, we (1) received the right (“Put Option”) to sell our auction rate securities at par value to UBS between June 30, 2010 and June 30, 2012 and (2) gave UBS the right to purchase the auction rate securities from us any time after the Acceptance Date as long as we receive the par value. As of June 30, 2010, all of our auction rate securities had been sold and subsequently settled in July 2010.

In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. We were in compliance with all of our covenants as at December 31, 2010.

Our credit ratings and outlooks as of January 14, 2011 are summarized below.

Rating Agency	Rating	Outlook
Fitch	BBB	Stable
Moody’s	Baa1	Stable
Standard & Poor’s	BBB	Stable

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

(In thousands)	As of December 31, 2010	As of June 30, 2010
Cash flow hedge contracts
Purchase	$12,620	$15,835
Sell	(50,741)	(32,853)
Other foreign currency hedge contracts
Purchase	83,156	82,535
Sell	(89,031)	(104,414)

Net	$(43,996)	$(38,897)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2010. Actual results may differ materially.

As of December 31, 2010, we had an investment portfolio of fixed income securities of $1.0 billion, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2010, the fair value of the portfolio would have declined by $1.1 million.

As of December 31, 2010, we had net forward contracts to purchase $44.0 million in foreign currency in order to hedge currency exposures (see Note 15, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for a detailed description). If we had entered into these contracts on December 31, 2010, the U.S. dollar equivalent would have been $46.3 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $17.0 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.

In April 2008, we issued $750 million aggregate principal amount of 6.90% senior unsecured notes due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. At December 31, 2010, the book value and the fair value of our fixed rate debt were $746.0 million and $829.1 million, respectively.

See Note 4, “Marketable Securities,” to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held at December 31, 2010.

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

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, pursuant to the terms of certain of our agreements regarding sales of our trade receivables, we may be required to repurchase the trade receivables from the financial institutions party to such agreements in the event of a dispute between us and the applicable customer regarding the customer’s obligation to pay the underlying trade receivable. Such a mandatory repurchase could have an adverse impact on our cash flows for the period in which the repurchase takes place.

There are risks associated with our outstanding indebtedness.

As of December 31, 2010, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans

The following is a summary of stock repurchases for the three months ended December 31, 2010: (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2010 to October 31, 2010	535,481	$35.31	2,698,770
November 1, 2010 to November 30, 2010	517,898	$36.80	2,180,872
December 1, 2010 to December 31, 2010	505,500	$39.50	1,675,372

Total	1,558,879	$37.17

(1)	In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase up to 17.8 million shares of its common stock in the open market. This plan was put into place to reduce the dilution from our employee benefit and incentive plans, such as our stock option and employee stock purchase plans, and to return excess cash to our stockholders. The Board of Directors has authorized the Company to repurchase additional shares of its common stock under the repurchase program in February 2005 (up to 10.0 million shares), February 2007 (up to 10.0 million shares), August 2007 (up to 10.0 million shares) and June 2008 (up to 15.0 million shares), in each case in addition to the originally authorized 17.8 million shares described in the first sentence of this footnote.
(2)	All shares were purchased pursuant to the publicly announced repurchase programs described in footnote 1 above.
(3)	The stock repurchase programs have no expiration date. Future repurchases of the Company’s common stock under the Company’s repurchase programs may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.46	2010 Executive Severance Plan *

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Definition Presentation Document

*	Denotes a management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

January 27, 2011	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

January 27, 2011	/s/ MARK P. DENTINGER
(Date)	Mark P. Dentinger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 27, 2011	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.46	2010 Executive Severance Plan*

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Denotes a management contract, plan or arrangement