Form 10-Q
period 2011-03-31
KLA TENCOR CORP
filed 2011-04-29
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________________
FORM 10-Q
 ___________________________________________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number 000-09992
___________________________________________________
KLA-Tencor Corporation
(Exact name of registrant as specified in its charter)
 ___________________________________________________

Delaware	04-2564110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Technology Drive
Milpitas, California
95035
(Address of principal executive offices)
(Zip Code)
(408) 875-3000
(Registrant’s telephone number, including area code)
 ___________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of April 14, 2011, there were 167,903,024 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$638,758	$529,918
Marketable securities	1,200,816	1,004,126
Accounts receivable, net	566,069	440,125
Inventories, net	556,798	401,730
Deferred income taxes	306,563	328,522
Other current assets	161,887	131,044
Total current assets	3,430,891	2,835,465
Land, property and equipment, net	250,571	236,752
Goodwill	328,159	328,006
Purchased intangibles, net	93,855	117,336
Other non-current assets	345,867	389,497
Total assets	$4,449,343	$3,907,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$142,126	$107,938
Deferred system profit	230,069	204,764
Unearned revenue	45,908	37,026
Other current liabilities	438,634	422,059
Total current liabilities	856,737	771,787
Non-current liabilities:
Long-term debt	746,154	745,747
Income tax payable	68,178	53,492
Unearned revenue	35,064	20,354
Other non-current liabilities	70,193	69,065
Total liabilities	1,776,326	1,660,445
Commitments and contingencies (Note 12 and Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	1,006,949	921,460
Retained earnings	1,674,589	1,356,454
Accumulated other comprehensive income (loss)	(8,521)	(31,303)
Total stockholders’ equity	2,673,017	2,246,611
Total liabilities and stockholders’ equity	$4,449,343	$3,907,056

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands, except per share data)	2011	2010	2011	2010
Revenues:
Product	$691,270	$349,787	$1,869,736	$893,984
Service	142,789	128,512	412,992	367,357
Total revenues	834,059	478,299	2,282,728	1,261,341
Costs and operating expenses:
Costs of revenues	327,696	208,565	903,063	587,743
Engineering, research and development	95,617	84,741	285,234	246,251
Selling, general and administrative	98,967	93,714	278,170	274,023
Total costs and operating expenses	522,280	387,020	1,466,467	1,108,017
Income from operations	311,779	91,279	816,261	153,324
Interest income and other, net	3,150	3,084	193	28,846
Interest expense	13,409	14,092	40,431	41,091
Income before income taxes	301,520	80,271	776,023	141,079
Provision for income taxes	91,737	23,255	226,552	41,864
Net income	$209,783	$57,016	$549,471	$99,215
Net income per share:
Basic	$1.25	$0.33	$3.29	$0.58
Diluted	$1.22	$0.33	$3.23	$0.57
Cash dividend paid per share	$0.25	$0.15	$0.75	$0.45
Weighted average number of shares:
Basic	167,629	171,506	166,978	171,202
Diluted	171,313	173,357	169,974	173,432

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$549,471	$99,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,511	67,794
Asset impairment charges	7,385	10,592
Gain on sale of real estate assets	(1,372)	(2,984)
Non-cash stock-based compensation expense	62,491	62,523
Tax charge from equity awards	—	(5,133)
Net gain on sale of marketable securities and other investments	(1,899)	(3,689)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Increase in accounts receivable, net	(114,301)	(107,361)
Increase in inventories	(150,016)	(1,254)
Decrease (increase) in other assets	(71,109)	75,299
Increase in accounts payable	33,674	28,459
Increase in deferred system profit	25,306	71,136
Increase in other liabilities	130,223	69,925
Net cash provided by operating activities	533,364	364,522
Cash flows from investing activities:
Acquisition of business, net of cash received	—	(1,500)
Capital expenditures, net	(36,544)	(24,411)
Proceeds from sale of assets	18,185	5,878
Purchase of available-for-sale securities	(757,265)	(863,289)
Proceeds from sale and maturity of available-for-sale securities	536,718	643,962
Purchase of trading securities	(48,822)	(54,555)
Proceeds from sale of trading securities	67,084	64,975
Net cash used in investing activities	(220,644)	(228,940)
Cash flows from financing activities:
Issuance of common stock	106,648	23,813
Tax withholding payments related to vested and released restricted stock units	(22,075)	(12,913)
Common stock repurchases	(176,870)	(54,630)
Payment of dividends to stockholders	(125,536)	(77,023)
Net cash used in financing activities	(217,833)	(120,753)
Effect of exchange rate changes on cash and cash equivalents	13,953	3,709
Net increase in cash and cash equivalents	108,840	18,538
Cash and cash equivalents at beginning of period	529,918	524,967
Cash and cash equivalents at end of period	$638,758	$543,505
Supplemental cash flow disclosures:
Income taxes paid (refund received), net	$196,988	$(42,971)
Interest paid	$26,743	$26,432

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
The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2011.
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
Recent Accounting Pronouncements. In December 2010, the FASB amended its guidance on goodwill and other intangible assets. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment was effective for the Company’s interim period ended March 31, 2011. The amendment did not have an impact on the Company’s financial position, results of operations or cash flows.
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
Revenue Recognition for Certain Arrangements with Software Elements and/or Multiple Deliverables. The Company typically recognizes revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. Under certain circumstances, however, the Company recognizes revenue upon shipment, prior to acceptance by the customer. The portion of revenue associated with installation is deferred based on relative sales price and recognized upon completion of the installation. Spare parts revenue is recognized when the product has been shipped and risk of loss has passed to the customer, and collectability is reasonably assured. Service and maintenance contract revenue is recognized ratably over the term of the maintenance contract. Revenue from services performed in the absence of a contract, such as consulting and training revenue, is recognized when the related services are performed, and collectability is reasonably assured. The Company's arrangements generally do not include any provisions for cancellation, termination or refunds that would significantly impact recognized revenue.
In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables and certain software sold with tangible products. This guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence ("VSOE") or third-party evidence ("TPE") is unavailable.  The Company elected to early adopt this accounting guidance at the beginning of its second quarter of the fiscal year ended June 30, 2010 and applied the adoption retrospectively to the beginning of the fiscal year to apply the guidance to transactions originating or materially modified after June 30, 2009. The implementation resulted in additional qualitative disclosures but did not have a material impact on the Company's financial position, results of operations or cash flows as this guidance does not generally change the units of accounting for the Company's revenue transactions.

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
When the Company is unable to establish relative selling price using VSOE or TPE, the Company uses estimated selling prices (“ESP”) in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. ESP could potentially be used for new or customized products.
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
All of the Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of March 31, 2011, because they were valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market funds, U.S. agency securities, and U.S. Treasury securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 were as follows:

(In thousands)	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasuries	$92,968		$65,422	$27,546	$—
U.S. Government agency securities	284,142		284,142	—	—
Municipal bonds	61,462		—	61,462	—
Corporate debt securities	722,646		—	722,646	—
Money market, bank deposits and other	428,537		428,537	—	—
Sovereign securities	43,522		10,290	33,232	—
Total marketable securities and cash equivalents	1,633,277	*	788,391	844,886	—
Executive Deferred Savings Plan:
Money market and other	610		610	—	—
Mutual funds	128,515		97,585	30,930	—
Executive Deferred Savings Plan total	129,125		98,195	30,930	—
Derivative assets	3,544		—	3,544	—
Total financial assets	$1,765,946		$886,586	$879,360	$—
Derivative liabilities	$(1,012)		$—	$(1,012)	$—
Total financial liabilities	$(1,012)		$—	$(1,012)	$—
* Total marketable securities and cash equivalents excludes cash of $206.3 million held in operating accounts as of March 31, 2011.

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 were as follows:

(In thousands)	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasuries	$42,293		$35,194	$7,099	$—
U.S. Government agency securities	250,280		243,144	7,136	—
Municipal bonds	55,459		—	55,459	—
Corporate debt securities	603,156		—	603,156	—
Money market, bank deposits and other	373,081		373,070	11	—
Sovereign securities	39,355		10,500	28,855	—
Auction rate securities	16,825		—	—	16,825
Total marketable securities and cash equivalents	1,380,449	*	661,908	701,716	16,825
Executive Deferred Savings Plan:
Money market and other	4		4	—	—
Mutual funds	109,226		85,254	23,972	—
Executive Deferred Savings Plan total	109,230		85,258	23,972	—
Derivative assets	296		—	296	—
Total financial assets	$1,489,975		$747,166	$725,984	$16,825
Derivative liabilities	$(5,824)		$—	$(5,824)	$—
Total financial liabilities	$(5,824)		$—	$(5,824)	$—
* Total marketable securities and cash equivalents excludes cash of $153.6 million held in operating accounts as of June 30, 2010.

Financial assets, excluding cash held in operating accounts, and liabilities measured at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2011 as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$432,461	$399,163	$33,298	$—
Marketable securities	1,200,816	389,228	811,588	—
Other current assets	3,544	—	3,544	—
Other non-current assets	129,125	98,195	30,930	—
Total financial assets	$1,765,946	$886,586	$879,360	$—
Other current liabilities	$(1,012)	$—	$(1,012)	$—
Total financial liabilities	$(1,012)	$—	$(1,012)	$—
Financial assets, excluding cash held in operating accounts, and liabilities measured at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2010 as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$376,323	$356,224	$20,099	$—
Marketable securities	1,004,126	305,684	681,617	16,825
Other current assets	296	—	296	—
Other non-current assets	109,230	85,258	23,972	—
Total financial assets	$1,489,975	$747,166	$725,984	$16,825
Other current liabilities	$(5,824)	$—	$(5,824)	$—
Total financial liabilities	$(5,824)	$—	$(5,824)	$—
Changes in the Company’s Level 3 securities for the three and nine months ended March 31, 2011 and 2010 were as follows:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Beginning aggregate estimated fair value of Level 3 securities	$—	$32,365	$16,825	$40,584
Unrealized gain included in income	—	7	—	63
Net settlements	—	(3,950)	(16,825)	(12,225)
Ending aggregate estimated fair value of Level 3 securities	$—	$28,422	$—	$28,422

NOTE 3 – BALANCE SHEET COMPONENTS

(In thousands)	March 31, 2011	June 30, 2010
Accounts receivable, net
Accounts receivable, gross	$588,138	$471,999
Allowance for doubtful accounts	(22,069)	(31,874)
	$566,069	$440,125
Inventories, net
Customer service parts	$142,322	$131,951
Raw materials	216,543	123,301
Work-in-process	133,515	95,641
Finished goods	64,418	50,837
	$556,798	$401,730
Other current assets
Prepaid expenses	$43,288	$39,121
Income tax related receivables	89,859	47,934
Other current assets	28,740	43,989
	$161,887	$131,044
Land, property and equipment, net
Land	$41,957	$41,807
Buildings and leasehold improvements	232,094	224,403
Machinery and equipment	451,816	443,351
Office furniture and fixtures	19,701	23,345
Construction in progress	4,821	2,603
	750,389	735,509
Less: accumulated depreciation and amortization	(499,818)	(498,757)
	$250,571	$236,752
Other non-current assets
Executive Deferred Savings Plan	$129,125	$109,230
Deferred tax assets – long-term	188,519	244,927
Other	28,223	35,340
	$345,867	$389,497
Other current liabilities
Warranty	$37,226	$21,109
Compensation and benefits	284,510	268,446
Income taxes payable	20,973	35,340
Interest payable	21,706	8,769
Accrued litigation costs	2,664	10,439
Other accrued expenses	71,555	77,956
	$438,634	$422,059

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and estimated fair value of marketable securities as of March 31, 2011 and June 30, 2010 were as follows:

As of March 31, 2011 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$92,955	$67	$(54)	$92,968
U.S. Government agency securities	284,200	501	(559)	284,142
Municipal bonds	61,428	163	(129)	61,462
Corporate debt securities	719,312	4,196	(862)	722,646
Money market, bank deposits and other	428,537	—	—	428,537
Sovereign securities	43,304	223	(5)	43,522
Subtotal	1,629,736	5,150	(1,609)	1,633,277
Less: Cash equivalents	432,470	—	(9)	432,461
Marketable securities	$1,197,266	$5,150	$(1,600)	$1,200,816

As of June 30, 2010 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$42,182	$112	$(1)	$42,293
U.S. Government agency securities	249,182	1,108	(10)	250,280
Municipal bonds	55,171	368	(80)	55,459
Corporate debt securities	599,118	5,314	(1,276)	603,156
Money market, bank deposits and other	373,081	—	—	373,081
Sovereign securities	39,166	210	(21)	39,355
Auction rate securities	16,825	—	—	16,825
Subtotal	1,374,725	7,112	(1,388)	1,380,449
Less: Cash equivalents	376,316	7	—	376,323
Marketable securities	$998,409	$7,105	$(1,388)	$1,004,126
KLA-Tencor’s investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all of these investments upon maturity. The following table summarizes the estimated fair value and gross unrealized losses of the Company’s investments that were in an unrealized loss position as of March 31, 2011:

(In thousands)	Estimated Fair Value	Gross Unrealized Losses(1)
U.S. Treasuries	$26,721	$(54)
U.S. Government agency securities	158,411	(550)
Municipal bonds	34,387	(129)
Corporate debt securities	233,289	(862)
Sovereign securities	2,496	(5)
Total	$455,304	$(1,600)
__________________

(1)	Of the total gross unrealized losses, there were no amounts that have been in a continuous loss position for 12 months or more.

The contractual maturities of securities classified as available-for-sale as of March 31, 2011, regardless of the consolidated balance sheet classification, were as follows:

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$344,879	$346,633
Due after one year through three years	852,387	854,183
	$1,197,266	$1,200,816
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized gains for the three and nine months ended March 31, 2011 were $0.4 million and $1.9 million, respectively.
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
Executive Deferred Savings Plan
KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. As of March 31, 2011, the Company had a deferred compensation plan related asset and liability of $129.1 million and $130.2 million, respectively, included as a component of other non-current assets and other current liabilities on the Condensed Consolidated Balance Sheet. As of June 30, 2010, the Company had a deferred compensation plan related asset and liability of $109.2 million and $110.0 million, respectively, included as a component of other non-current assets and other current liabilities on the Condensed Consolidated Balance Sheet.

NOTE 5 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balances and the movements during the nine months ended March 31, 2011:

(In thousands)	As of March 31, 2011	As of June 30, 2010
Gross goodwill balance	$604,745	$604,592
Accumulated impairment losses	(276,586)	(276,586)
Net goodwill balance	$328,159	$328,006

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company completed its annual evaluation of the goodwill by reporting unit during the three months ended December 31, 2010 and 2009 and concluded in each case that there was no impairment. As of December 31, 2010 and 2009, the Company’s assessment of goodwill impairment indicated that the fair value of each of the Company’s reporting units was substantially in excess of its estimated carrying value, and therefore goodwill in the reporting units was not impaired. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the second quarter of the fiscal year ending June 30, 2011. The next annual evaluation of the goodwill by reporting unit will be performed in the second quarter of the fiscal year ending June 30, 2012.
Adjustments to goodwill during the three and nine months ended March 31, 2011 and 2010 resulted primarily from foreign currency translation adjustments.
Purchased Intangible Assets
The components of purchased intangible assets as of March 31, 2011 and June 30, 2010 were as follows:

(Dollar amounts in thousands)		As of March 31, 2011			As of June 30, 2010
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$134,561	$89,741	$44,820	$133,066	$75,524	$57,542
Patents	6-13 years	57,648	38,997	18,651	57,648	34,217	23,431
Trade name / Trademark	4-10 years	19,893	12,511	7,382	19,893	11,130	8,763
Customer relationships	6-7 years	54,823	32,076	22,747	54,823	27,606	27,217
Other	0-1 year	16,199	15,944	255	16,200	15,817	383
Total		$283,124	$189,269	$93,855	$281,630	$164,294	$117,336
For the three months ended March 31, 2011 and 2010, amortization expense for other intangible assets was $8.0 million and $8.6 million, respectively. For the nine months ended March 31, 2011 and 2010, amortization expense for other intangible assets was $24.9 million and $25.3 million, respectively. Based on the intangible assets recorded as of March 31, 2011, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (in thousands)
2011 (remaining 3 months)	$7,953
2012	30,230
2013	20,957
2014	15,537
2015	12,771
Thereafter	6,407
Total	$93,855

NOTE 6 – LONG-TERM DEBT
In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as of March 31, 2011.
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
Based on the trading prices of the debt on March 31, 2011 and June 30, 2010, the estimated fair value of the debt as of March 31, 2011 and June 30, 2010 was $836.9 million and $834.4 million, respectively.

NOTE 7 – STOCK-BASED COMPENSATION
Equity Incentive Program
Under the Company’s current equity incentive program, the Company issues equity awards from its 2004 Equity Incentive Plan (the “2004 Plan”), which provides for the grant of options to purchase shares of its common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to its employees, consultants and members of its Board of Directors. The 2004 Plan permits the issuance of up to 32.0 million shares of common stock. Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto. During the nine months ended March 31, 2011, 0.3 million restricted stock units were granted to senior management with performance-based and service-based vesting criteria.

The following table summarizes the combined activity under the equity incentive plans for the indicated period:

(In thousands)	Available For Grant
Balances as of June 30, 2010 (1)	15,162
Restricted stock units granted (2)	(3,955)
Restricted stock units canceled (2)	291
Options canceled/expired/forfeited	976
Plan shares expired (3)	(908)
Balances as of March 31, 2011 (1)	11,566
__________________

(1)
Includes shares available for issuance under the 2004 Plan, as well as under the Company’s 1998 Outside Director Option Plan (the “Outside Director Plan”), which only permits the issuance of stock options to the Company’s non-employee members of the Board of Directors. As of March 31, 2011, 1.6 million shares were available for grant under the Outside Director Plan.

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

Except for options granted to non-employee Board members as part of their regular compensation package for service through the end of the first quarter of fiscal year 2008, the Company has granted only restricted stock units under its equity incentive program since September 2006. For the preceding several years until June 30, 2006, stock options were granted at the market price of the Company’s common stock on the date of grant (except for the retroactively priced options which were granted primarily prior to the fiscal year ended June 30, 2002), generally with a vesting period of five years and an exercise period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as service-based and/or performance-based vesting.
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

The following table shows pre-tax stock-based compensation expense for the indicated periods:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Stock-based compensation expense by:
Costs of revenues	$2,990	$3,793	$10,597	$10,406
Engineering, research and development	5,568	6,843	19,000	20,113
Selling, general and administrative	10,289	10,833	32,894	32,004
Total stock-based compensation expense	$18,847	$21,469	$62,491	$62,523
The following table shows stock-based compensation capitalized as inventory as of March 31, 2011 and June 30, 2010:

(In thousands)	March 31, 2011	June 30, 2010
Inventory	$6,382	$6,687
Stock Options
The following table summarizes the activity and weighted-average exercise price for stock options under all plans during the nine months ended March 31, 2011:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2010	11,358	$43.72
Granted	—	$—
Exercised	(2,431)	$37.21
Canceled/expired/forfeited	(976)	$45.95
Outstanding stock options as of March 31, 2011	7,951	$45.44
Vested and exercisable as of March 31, 2011	7,939	$45.38
The Company has not issued any stock options since November 1, 2007. The weighted-average remaining contractual terms for total options outstanding, under all plans and for total options vested and exercisable under all plans as of March 31, 2011 were each 2.2 years. The aggregate intrinsic values for total options outstanding under all plans and for total options vested and exercisable under all plans as of March 31, 2011 were each $30.8 million.
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
The following table shows total intrinsic value of options exercised, total cash received from employees as a result of employee stock option exercises, and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Total intrinsic value of options exercised	$15,244	$60	$18,533	$1,165
Total cash received from employees as a result of employee stock option exercises	$74,926	$351	$90,473	$14,929
Tax benefits realized by the Company in connection with these exercises	$5,290	$23	$6,742	$429

As of March 31, 2011, the unrecognized stock-based compensation balance related to stock options was $0.2 million and will be recognized over an estimated weighted-average amortization period of 0.7 years.

The Company settles employee stock option exercises with newly issued common shares except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.
Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value after estimated forfeitures for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the nine months ended March 31, 2011 and restricted stock units outstanding as of March 31, 2011 and June 30, 2010:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2010	6,470	$22.52
Granted	2,197	$20.06
Vested and released	(1,320)	$24.02
Withheld for taxes	(636)	$24.48
Forfeited	(162)	$20.99
Outstanding restricted stock units as of March 31, 2011	6,549	$21.24
__________________

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
The following table shows the grant date fair value after estimated forfeitures, weighted-average grant date fair value per unit, and tax benefits realized by the Company in connection with vested and released restricted stock units for the three and nine months ended March 31, 2011 and 2010:

(In thousands, except for weighted-average grant date fair value)	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Grant date fair value after estimated forfeitures	$1,820	$490	$44,069	$63,881
Weighted-average grant date fair value per unit	$32.77	$18.84	$20.06	$22.18
Tax benefits realized by the Company in connection with vested and released restricted stock units	$1,075	$776	$23,414	$13,931
As of March 31, 2011, the unrecognized stock-based compensation expense balance related to restricted stock units was $111.4 million and will be recognized over an estimated weighted-average amortization period of 2.4 years.
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
The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010 (1)	2011	2010 (1)
Stock purchase plan:
Expected stock price volatility	35%	35%	38%	35%
Risk-free interest rate	0.19%	0.21%	0.20%	0.21%
Dividend yield	2.58%	1.63%	3.13%	1.63%
Expected life of options (in years)	0.50	0.50	0.50	0.50
__________________
(1)    The weighted-average assumptions are identical for the three and nine months ended March 31, 2010 because there were no valuations recorded during the three and six months ended December 31, 2009. No compensation cost was recognized as the purchase price under the ESPP during these periods was based solely on the market price of the shares at the purchase date and the discount on the purchase price was 5%.

 The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP, and the weighted-average fair value per share:

(In thousands, except for weighted-average fair value)	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Total cash received from employees for the issuance of shares under the ESPP	$—	$—	$16,175	$8,885
Number of shares purchased by employees through the ESPP	—	—	701	259
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$1,699	$65	$2,170	$932
Weighted-average fair value per share based on Black-Scholes model	$8.86	$8.51	$7.38	$8.51
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to issue under the ESPP during the forthcoming fiscal year. During the fiscal year ended June 30, 2010, a total of 2.0 million additional shares were reserved under the ESPP, and an additional 2.0 million shares have been reserved under the ESPP with respect to the fiscal year ending June 30, 2011. As of March 31, 2011, a total of 3.9 million shares were reserved and available for issuance under the ESPP.

NOTE 8 – STOCK REPURCHASE PROGRAM
Since July 1997, the Board of Directors has authorized the Company to systematically repurchase in the open market up to 72.8 million shares of its common stock under a repurchase program, including 10.0 million shares authorized in February 2011. This program was put into place to reduce the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, and to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. In October 2008, the Company suspended its stock repurchase program, and the Company subsequently restarted the program in February 2010. As of March 31, 2011, 10.4 million shares were available for repurchase under the Company’s repurchase program.
Share repurchases for the three and nine months ended March 31, 2011 and 2010 were as follows:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Number of shares of common stock repurchased	1,286	1,990	4,817	1,990
Total cost of repurchases	$57,810	$59,257	$175,071	$59,257
As of March 31, 2011, $2.8 million of the above total cost of repurchase amount remained unpaid and is recorded in other current liabilities. The $2.7 million which was accrued as of December 31, 2010 was paid during the three months ended March 31, 2011.

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

(In thousands, except per share amounts)	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Numerator:
Net income	$209,783	$57,016	$549,471	$99,215
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock units	167,629	171,506	166,978	171,202
Effect of dilutive options and restricted stock units	3,684	1,851	2,996	2,230
Denominator for diluted income per share	171,313	173,357	169,974	173,432
Basic earnings per share	$1.25	$0.33	$3.29	$0.58
Diluted earnings per share	$1.22	$0.33	$3.23	$0.57
Anti-dilutive securities excluded from the computation of diluted net income per share	4,660	11,510	8,355	11,311

The total amount of dividends paid during the three months ended March 31, 2011 and 2010 was $41.9 million and $25.7 million, respectively. The total amount of dividends paid during the nine months ended March 31, 2011 and 2010 was $125.5 million and $77.0 million, respectively.

NOTE 10 – COMPREHENSIVE INCOME
The components of comprehensive income, net of tax, are as follows:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Net income	$209,783	$57,016	$549,471	$99,215
Other comprehensive income (loss):
Currency translation adjustments	4,711	(1,870)	22,689	1,691
Gain on cash flow hedging instruments, net	1,010	4	1,210	724
Change in unrecognized losses and transition obligation related to pension and post-retirement plans	93	20	265	56
Unrealized gain (loss) on investments	(953)	681	(1,382)	606
Other comprehensive income (loss)	4,861	(1,165)	22,782	3,077
Total comprehensive income	$214,644	$55,851	$572,253	$102,292

NOTE 11 – INCOME TAXES
The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Income before income taxes	$301,520	$80,271	$776,023	$141,079
Provision for taxes	91,737	23,255	226,552	41,864
Effective tax rate	30.4%	29.0%	29.2%	29.7%
The Company’s estimated annual effective tax rate for the year is approximately 29.0%
The difference between the actual effective tax rate of 30.4% during the quarter and the estimated annual effective tax rate of 29.0% is primarily due to the tax impact of the following items during the three months ended March 31, 2011:

•
Tax expense of $8.4 million was recognized due to shortfalls from employee stock activity. A shortfall arises when the tax deduction is less than book compensation. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. A windfall arises when the tax deduction is more than book compensation. Windfalls are generally recorded as increases to capital in excess of par value. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes.

•	Tax expense of $1.9 million was recognized related to adjustments to the prior year provision for income taxes.

•	Tax benefit of $1.9 million was recognized related to a non-taxable increase in the assets held within the Company’s Executive Deferred Savings Plan.

•	Tax benefit of $1.6 million was recognized related to deductions for employee stock activity.
Tax expense was higher as a percentage of income during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to an increase in tax expense of $8.4 million resulting from shortfalls related to employee stock activity during the three months ended March 31, 2011.
Tax expense was relatively unchanged as a percentage of income during the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is under United States federal income tax examination for the fiscal years ended June 30, 2007 through June 30,

2009.  The Company is under an Israel income tax examination for the fiscal years ended June 30, 2007 through June 30, 2009, a Japan income tax examination for the fiscal years ended June 30, 2006 through June 30, 2010 and under income tax examination in various other foreign tax jurisdictions. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2007. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2006. It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that it may recognize up to $24.3 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations, and the resolution of examinations with various tax authorities.

NOTE 12 – LITIGATION AND OTHER LEGAL MATTERS
Indemnification Obligations. As a result of the Company's indemnification obligations in connection with the litigation and government inquiries related to the Company's historical stock option practices, the Company is currently paying defense costs to one former officer and employee facing an SEC civil action to which the Company is not a party, and the Company is also obligated to pay the attorneys' fees and expenses incurred by former employees in connection with discovery undertaken in that case. The Company is further incurring costs associated with retaining counsel to respond to discovery requests and otherwise representing the Company in that litigation. Although the maximum potential amount of future payments the Company could be required to make under these arrangements is theoretically unlimited, the Company believes the fair value of this liability, to the extent estimable, is appropriately considered within the reserve it has established for currently pending legal proceedings.
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
The following table shows total receivables sold under factoring agreements, proceeds from sales of LCs and related discounting fees paid for the three and nine months ended March 31, 2011 and 2010:

	Three months ended		Nine months ended
(In thousands)	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Receivables sold under factoring agreements	$50,417	$16,968	$207,028	$86,987
Proceeds from sales of LCs	$9,900	$13,384	$94,163	$23,891
Discounting fees paid on sales of LCs (1)	$9	$26	$164	$149
(1) Discounting fees include bank fees and interest expense and were recorded in interest income and other, net.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.1 million and $2.1 million for the three months ended March 31, 2011 and 2010, respectively. Rent expense was $6.3 million and $7.0 million for the nine months ended March 31, 2011 and 2010, respectively.

The following is a schedule of expected operating lease payments (in thousands):

Fiscal year ended June 30,	Amount
2011 (remaining 3 months)	$2,094
2012	6,985
2013	4,785
2014	3,048
2015	1,732
2016 and thereafter	4,274
Total minimum lease payments	$22,918
Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. KLA-Tencor’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were $418.7 million as of March 31, 2011 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
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
The following table provides the changes in the product warranty accrual for the three and nine months ended March 31, 2011 and 2010:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Beginning balance	$30,892	$15,726	$21,109	$18,213
Accruals for warranties issued during the period	11,859	5,986	33,651	16,713
Changes in liability related to pre-existing warranties	1,229	(345)	80	(2,924)
Settlements made during the period	(6,754)	(4,120)	(17,614)	(14,755)
Ending balance	$37,226	$17,247	$37,226	$17,247
The Company maintains guarantee arrangements available through various financial institutions for up to $20.2 million, of which $18.0 million had been issued as of March 31, 2011, primarily to fund guarantees to customs authorities for VAT and other operating requirements of the Company’s subsidiaries in Europe and Asia.

NOTE 14 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts
The location and amounts of designated and non-designated derivative instruments’ gains and losses in the condensed consolidated financial statements for the three and nine months ended March 31, 2011 and 2010 are as follows:

		Three months ended March 31,		Nine months ended March 31,
(In thousands)	Location in Financial Statements	2011	2010	2011	2010
Derivatives Designated as Hedging Instruments
Gain (loss) in accumulated OCI on derivative (effective portion)	Accumulated OCI	$1,318	$(460)	$78	$(862)
Loss reclassified from accumulated OCI into income (effective portion):	Revenues	$(696)	$(215)	$(2,023)	$(1,797)
	Costs of revenues	$(14)	$(251)	$156	$(227)
	Total loss reclassified from accumulated OCI into income (effective portion)	$(710)	$(466)	$(1,867)	$(2,024)
Gain (loss) recognized in income on derivative (ineffectiveness portion and amount excluded from effectiveness testing)	Interest income and other, net	$76	$33	$223	$(286)
Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income	Interest income and other, net	$2,164	$(3,422)	$295	$(5,534)

The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, was as follows:

(In thousands)	As of March 31, 2011	As of June 30, 2010
Cash flow hedge contracts
Purchase	$14,525	$15,835
Sell	58,891	32,853
Other foreign currency hedge contracts
Purchase	142,740	82,535
Sell	147,379	104,414
The location and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of March 31, 2011 and June 30, 2010 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2011	June 30, 2010	Balance Sheet Location	March 31, 2011	June 30, 2010
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contract	Other current assets	$960	$125	Other current liabilities	$87	$2,033
Total derivatives designated as hedging instruments		$960	$125		$87	$2,033
Derivatives not designated as hedging instruments
Foreign exchange contract	Other current assets	$2,584	$171	Other current liabilities	$925	$3,791
Total derivatives not designated as hedging instruments		$2,584	$171		$925	$3,791
Total derivatives		$3,544	$296		$1,012	$5,824
The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the three and nine months ended March 31, 2011 and 2010:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Beginning balance	$(2,077)	$(457)	$(1,994)	$(1,613)
Amount reclassified to income	710	466	1,867	2,024
Net change	1,318	(460)	78	(862)
Ending balance	$(49)	$(451)	$(49)	$(451)

NOTE 15 – SALE OF REAL ESTATE
During the three months ended December 31, 2010, the Company completed the sale of its remaining real estate properties in San Jose, California. The Company had recorded asset impairment charges of $10.4 million, included in selling, general and administrative expenses, during the nine months ended March 31, 2010. The real estate properties are non-financial assets subject to Level 3 fair value measurement. The sale transaction, which closed on December 9, 2010, resulted in proceeds to the Company of $18.2 million and a gain on sale of $1.4 million as an offset to selling, general and administrative expenses.

NOTE 16 – RELATED PARTY TRANSACTIONS
During the three and nine months ended March 31, 2011 and 2010, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member, including JDS Uniphase Corporation and Cisco Systems, Inc. For the three and nine months ended March 31, 2011 and 2010, the following table provides the transactions with these parties (for the portion of such period that they were considered related):

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Total revenues	$126	$2,310	$373	$6,247
Total purchases	$1,762	$104	$4,567	$2,496
The Company had a receivable balance from these parties of $0.1 million and $2.0 million as of March 31, 2011 and June 30, 2010, respectively. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.

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
The following is a summary of revenues by geographic region for the three and nine months ended March 31, 2011 and 2010 (as a percentage of total revenues):

	Three months ended March 31,				Nine months ended March 31,
(Dollar amounts in thousands)	2011		2010		2011		2010
Revenues:
United States	$253,347	30%	$102,156	21%	$489,709	21%	$282,202	23%
Taiwan	264,137	32%	176,329	37%	685,759	30%	470,395	37%
Japan	78,631	9%	51,313	11%	232,332	10%	166,806	13%
Europe & Israel	72,082	9%	28,886	6%	171,820	8%	79,719	6%
Korea	58,705	7%	49,252	10%	343,949	15%	98,201	8%
Rest of Asia	107,157	13%	70,363	15%	359,159	16%	164,018	13%
Total	$834,059	100%	$478,299	100%	$2,282,728	100%	$1,261,341	100%

The following is a summary of revenues by major products for the three and nine months ended March 31, 2011 and 2010 (as a percentage of total revenues):

	Three months ended March 31,				Nine months ended March 31,
(Dollar amounts in thousands)	2011		2010		2011		2010
Revenues:
Defect inspection	$563,193	68%	$255,466	53%	$1,479,666	65%	$686,038	54%
Metrology	123,563	14%	77,095	16%	347,158	15%	175,853	14%
Service	142,789	17%	128,512	27%	412,992	18%	367,357	29%
Other	4,514	1%	17,226	4%	42,912	2%	32,093	3%
Total	$834,059	100%	$478,299	100%	$2,282,728	100%	$1,261,341	100%
For the three months ended March 31, 2011, three customers accounted for greater than 10% of total revenues. For the nine months ended March 31, 2011, two customers accounted for greater than 10% of total revenues. For the three and nine months ended March 31, 2010, two customers accounted for greater than 10% of total revenues. As of March 31, 2011, three customers accounted for greater than 10% of net accounts receivable. As of June 30, 2010, two customers accounted for greater than 10% of net accounts receivable.
Long-lived assets by geographic region as of March 31, 2011 and June 30, 2010 were as follows:

(In thousands)	March 31, 2011	June 30, 2010
Long-lived assets:
United States	$166,237	$174,033
Taiwan	795	714
Japan	4,393	3,985
Europe & Israel	126,015	127,474
Korea	2,869	3,482
Rest of Asia	54,607	56,141
Total	$354,916	$365,829

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
The demand for our products is ultimately affected by the profitability of our customers, which is driven by a number of factors including macroeconomic conditions, consumer and business demand for products that use their semiconductors, the successful development and introduction of new products and product applications, and the overall balance of manufacturing supply to customer demand in key market segments. Semiconductor content in consumer electronics, communications, data processing, and other industrial products continues to increase, and continued economic growth in the more rapidly developing economies in Asia, has increased demand for many technology-intensive products. As a result, many of our customers, particularly in the memory and foundry markets, have increased their investments in manufacturing capacity and R&D, resulting in high levels of demand for our products and services throughout the year.
Our results for the three months ended March 31, 2011 reflect the seventh consecutive quarter of revenue growth. We continued to experience strong demand from our customers during the three months ended March 31, 2011. In response to this strong demand from our customers, we have been increasing our production volumes and customer support services. We remain at risk of incurring inventory or other capacity related charges if current favorable business conditions do not continue.
We cannot predict the duration and sustainability of these business conditions or the potential impact of the earthquake and tsunami in Japan on our supply chain or that of our customers and suppliers, as well as customer investment decisions, and the potential impact on our financial results.

The following table sets forth some of the key quarterly unaudited financial information that we use to manage our business:

(In thousands, except net income per share)	Three months ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Total revenues	$834,059	$766,327	$682,342	$559,419	$478,299	$440,355	$342,687
Total costs and operating expenses	$522,280	$497,461	$446,726	$398,577	$387,020	$393,260	$327,737
Gross margin	$506,363	$454,929	$418,373	$331,500	$269,734	$233,069	$170,795
Income from operations	$311,779	$268,866	$235,616	$160,842	$91,279	$47,095	$14,950
Net income	$209,783	$185,492	$154,196	$113,085	$57,016	$21,794	$20,405
Net income per share:
Basic (1)	$1.25	$1.11	$0.92	$0.67	$0.33	$0.13	$0.12
Diluted (1)	$1.22	$1.09	$0.91	$0.66	$0.33	$0.13	$0.12
__________________

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

System revenues recognized without an acceptance from the customer were 40%, 38% and 25% of total revenues for the three months ended March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The percentage of system revenues recognized without an acceptance from customers increased during the three months ended March 31, 2011 as compared to the three months ended December 31, 2010 and March 31, 2010. This increase in recent quarters is primarily due to an increase in capacity-related purchases from several of our major customers and, as a result, higher shipments of tools that have already met the required acceptance criteria at those customer fabs.
There were no significant changes in our critical accounting estimates and policies during the three months ended March 31, 2011. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2010 for a more complete discussion of our critical accounting policies and estimates.
Valuation of Goodwill and Intangible Assets
We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We completed our annual evaluation of goodwill by reporting unit during the three months ended December 31, 2010 and 2009 and concluded that there was no impairment.

Revenue Recognition for Certain Arrangements with Software Elements and/or Multiple Deliverables
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.  We enter into arrangements that may consist of multiple deliverables of our products and services where certain elements are not delivered and accepted in one reporting period.  Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units.  Additionally, judgment is required to interpret various commercial terms and determine when all criteria of revenue recognition have been met in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the estimated sales price between the accounting units will not affect the amount of total revenue recognized for a particular arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could have a material effect on our financial position and results of operations.

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables and certain software sold with tangible products. This guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price for individual elements of an arrangement when vendor specific evidence or third party evidence is unavailable.  We elected to early adopt this accounting guidance at the beginning of our second quarter of the fiscal year ending June 30, 2010 and applied the adoption retrospectively to the beginning of the fiscal year to apply the guidance to transactions originating or materially modified after June 30, 2009. The implementation resulted in additional qualitative disclosures that are included below but did not have a material impact on our financial position, results of operations or cash flows.
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

RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	March 31, 2011	December 31, 2010	March 31, 2010	Q3 FY11 vs. Q2 FY11		Q3 FY11 vs. Q3 FY10
Revenues:
Product	$691,270	$627,857	$349,787	$63,413	10%	$341,483	98%
Service	$142,789	$138,470	$128,512	$4,319	3%	$14,277	11%
Total revenues	$834,059	$766,327	$478,299	$67,732	9%	$355,760	74%
Costs of revenues	$327,696	$311,398	$208,565	$16,298	5%	$119,131	57%
Stock-based compensation expense included in costs of revenues	$2,990	$3,439	$3,793	$(449)	(13)%	$(803)	(21)%
Gross margin percentage	61%	59%	56%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2011	March 31, 2010	Q3 FY11 YTD vs. Q3 FY10 YTD
Revenues:
Product	$1,869,736	$893,984	$975,752	109%
Service	412,992	367,357	45,635	12%
Total revenues	$2,282,728	$1,261,341	$1,021,387	81%
Costs of revenues	$903,063	$587,743	$315,320	54%
Gross margin percentage	60%	53%
Stock-based compensation expense included in costs of revenues	$10,597	$10,406	$191	2%
Product revenues
Product revenues increased during the three months ended March 31, 2011 from the three months ended December 31, 2010 as a result of increased installation and acceptance of products shipped in prior quarters as well as those products that qualified for revenue upon shipment within the period. Many of our customers continued to maintain high levels of capital spending for both technology and capacity related investments, resulting in an increase in the number of tools that we sold during the three months ended March 31, 2011.
Product revenues increased during the three and nine months ended March 31, 2011 from the three and nine months ended March 31, 2010 as we ramped up deliveries and installation of our products to satisfy increased demand by our customers for process control equipment in response to strong end market demand and technology development requirements. These factors contributed to an increase in the revenues that we recognized across each of our major products, as well as an increase in the number of tools that we sold, primarily defect inspection and metrology equipment, compared to the three and nine months ended March 31, 2010.
Service revenues
Service revenues are generated from maintenance service contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of service revenues generated is generally a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems. Service revenues during the three months ended March 31, 2011 continued to steadily increase compared to the three months ended December 31, 2010 and March 31, 2010, and increased during the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010, as a result of high factory utilization by our customers.

Revenues by region
Revenues by region for the periods indicated were as follows:

(Dollar amounts in thousands)	Three months ended
	March 31, 2011		December 31, 2010		March 31, 2010
United States	$253,347	30%	$149,843	20%	$102,156	21%
Taiwan	264,137	32%	233,081	30%	176,329	37%
Japan	78,631	9%	59,813	8%	51,313	11%
Europe & Israel	72,082	9%	60,491	8%	28,886	6%
Korea	58,705	7%	123,154	16%	49,252	10%
Rest of Asia	107,157	13%	139,945	18%	70,363	15%
Total	$834,059	100%	$766,327	100%	$478,299	100%
A significant portion of our revenues continues to be generated in Asia, where a substantial portion of the world’s semiconductor manufacturing capacity is located, and we expect that trend to continue.

Gross margin
Our gross margin fluctuates with revenue levels and product mix, and is affected by variations in costs related to manufacturing and servicing our products, including our ability to scale our operations efficiently and effectively in response to prevailing business conditions. Over the past several years, we have embarked on various advanced product development, customer satisfaction improvement and globalization initiatives to improve our competitiveness and gross margins. Over the past seven quarters, our gross margin has generally benefited from the operating efficiencies associated with increasing revenues over that period.

The following tables summarize the major factors that contributed to the change in gross margin percentages:

Gross Margin Percentage
Three months ended
December 31, 2010	59.4%
Revenue volume of products and service	1.7%
Mix of products and services sold	0.3%
Manufacturing labor, overhead and efficiencies	(0.2)%
Other service and manufacturing costs	(0.5)%
March 31, 2011	60.7%

	Gross Margin Percentage
	Three months ended	Nine months ended
March 31, 2010	56.4%	53.4%
Revenue volume of products and service	4.5%	6.2%
Mix of products and services sold	0.2%	(0.3)%
Manufacturing labor, overhead and efficiencies	0.7%	0.7%
Other service and manufacturing costs	(1.1)%	0.4%
March 31, 2011	60.7%	60.4%

Changes in gross margin percentage driven by revenue volume reflect our ability to leverage existing infrastructure to generate higher revenues. It also includes the effect of fluctuations in foreign exchange rates and average customer pricing. Changes in gross margin percentage from mix of products and services sold reflect the impact of changes in the composition within product and service offerings. Changes in gross margin percentage from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements; this includes the impact of capacity utilization, use of overtime and variability of cost structure. Changes in gross margin percentage from other service and manufacturing costs include the impact of customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk.

Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	March 31, 2011	December 31, 2010	March 31, 2010	Q3 FY11 vs. Q2 FY11		Q3 FY11 vs. Q3 FY10
R&D expenses	$95,617	$94,897	$84,741	$720	1%	$10,876	13%
Stock-based compensation expense included in R&D expenses	$5,568	$5,814	$6,843	$(246)	(4)%	$(1,275)	(19)%
R&D expenses as a percentage of total revenues	11%	12%	18%

	Nine months ended
(Dollar amounts in thousands)	March 31, 2011	March 31, 2010	Q3 FY11 YTD vs. Q3 FY10 YTD
R&D expenses	$285,234	$246,251	$38,983	16%
Stock-based compensation expense included in R&D expenses	$19,000	$20,113	$(1,113)	(6)%
R&D expenses as a percentage of total revenues	12%	20%

R&D expenses during the three months ended March 31, 2011 were marginally higher compared to the three months ended December 31, 2010, primarily due to increases in engineering material costs of $1.2 million for program development related to our next generation products and employee-related expenses of $1.8 million as we employed additional engineers and increased variable compensation, partially offset by an increase of $3.1 million in benefit to R&D expense from external funding.
R&D expenses during the three months ended March 31, 2011 increased compared to the three months ended March 31, 2010, primarily due to an increases in employee-related expenses of $3.9 million as a result of additional engineering headcount, an increase in engineering material costs of $6.1 million and an increase in external services of $2.5 million to support expanded R&D activities, partially offset by an increase of $2.0 million in benefit to R&D expense from external funding.
R&D expenses during the nine months ended March 31, 2011 increased compared to the nine months ended March 31, 2010, primarily due to an increase in employee-related expenses of $17.9 million as a result of higher variable compensation and additional engineering headcount especially in the United States, higher engineering material costs of $18.1 million for major development programs and an increase in external expenses of $7.7 million, partially offset by an increase of $4.9 million in benefit to R&D expense from external funding.
R&D expenses include the benefit of $6.4 million, $3.3 million and $4.5 million of external funding received during the three months ended March 31, 2011, December 31, 2010 and March 31, 2010, respectively, for certain strategic development programs from government grants.
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

Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	March 31, 2011	December 31, 2010	March 31, 2010	Q3 FY11 vs. Q2 FY11		Q3 FY11 vs. Q3 FY10
SG&A expenses	$98,967	$91,166	$93,714	$7,801	9%	$5,253	6%
Stock-based compensation expense included in SG&A expenses	$10,289	$10,178	$10,833	$111	1%	$(544)	(5)%
SG&A expenses as a percentage of total revenues	12%	12%	20%

	Nine months ended
(Dollar amounts in thousands)	March 31, 2011	March 31, 2010	Q3 FY11 YTD vs. Q3 FY10 YTD
SG&A expenses	$278,170	$274,023	$4,147	2%
Stock-based compensation expense included in SG&A expenses	$32,894	$32,004	$890	3%
SG&A expenses as a percentage of total revenues	12%	22%
SG&A expenses during the three months ended March 31, 2011 increased compared to the three months ended December 31, 2010, primarily due to an increase of $1.3 million in legal expenses related to indemnification obligations in connection with our historical stock option practices and an increase of $6.4 million in employee-related expenses as a result of higher variable compensation and additional headcount to support higher sales volume.
SG&A expenses during the three months ended March 31, 2011 increased compared to the three months ended March 31, 2010, primarily due to an increase of $9.1 million in employee-related expenses as a result of higher variable compensation and additional headcount to support higher sales volume, partially offset by changes in the facility lease reserve of $3.2 million for the three months ended March 31, 2010.
SG&A expenses during the nine months ended March 31, 2011 increased compared to the nine months ended March 31, 2010, primarily due to an increase in employee-related expenses of $33.2 million as a result of higher variable compensation and additional headcount to support higher sales volume, offset by a decrease of $9.3 million in outside services such as consulting and legal, and a decrease of $8.7 million in depreciation of fixed assets, amortization of intangibles and facilities expenses, as well as no impairment charges compared to $11.4 million for the nine months ended March 31, 2010.

Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	March 31, 2011	December 31, 2010	March 31, 2010
Interest income and other, net	$3,150	$(4,182)	$3,084
Interest expense	$13,409	$13,493	$14,092
Interest income and other, net as a percentage of total revenues	—%	1%	1%
Interest expense as a percentage of total revenues	2%	2%	3%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2011	March 31, 2010
Interest income and other, net	$193	$28,846
Interest expense	$40,431	$41,091
Interest income and other, net as a percentage of total revenues	—%	2%
Interest expense as a percentage of total revenues	2%	3%

Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, gains or losses from revaluation of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, and impairments associated with equity investments in privately-held companies. The increase in interest income and other, net during the three months ended March 31, 2011 compared to the three months ended December 31, 2010 was primarily due to an impairment charge of $6.8 million recorded during the three months ended December 31, 2010 for equity investments in privately-held companies. The increase in interest income and other, net during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was attributable to higher cash balances. The decrease in interest income and other, net during the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 was primarily attributable to an impairment charge for equity investments in privately-held companies during the nine months ended March 31, 2011, and an international tax reserve benefit due to an expiration of a statute of limitation relating to an uncertainty in our position with respect to a foreign transaction-based tax during the nine months ended March 31, 2010.
Interest expense is primarily attributable to the $750 million aggregate principal amount of senior fixed rate notes that we issued in the fourth quarter of the fiscal year ended June 30, 2008.

Provision for Income Taxes
The following table provides details of income taxes:

(Dollar amounts In thousands)	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Income before income taxes	$301,520	$80,271	$776,023	$141,079
Provision for taxes	91,737	23,255	226,552	41,864
Effective tax rate	30.4%	29.0%	29.2%	29.7%
Our estimated annual effective tax rate for the year is approximately 29.0%.
The difference between the actual effective tax rate of 30.4% during the quarter and the estimated annual effective tax rate of 29.0% is primarily due to the tax impact of the following items during the three months ended March 31, 2011:

•
Tax expense of $8.4 million was recognized due to shortfalls from employee stock activity. A shortfall arises when the tax deduction is less than book compensation. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. A windfall arises when the tax deduction is more than book compensation. Windfalls are generally recorded as increases to capital in excess of par value. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes.

•	Tax expense of $1.9 million was recognized related to adjustments to the prior year provision for income taxes.

•	Tax benefit of $1.9 million was recognized related to a non-taxable increase in the assets held within our Executive Deferred Savings Plan.

•	Tax benefit of $1.6 million was recognized related to deductions for employee stock activity.
Tax expense was higher as a percentage of income during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to an increase in tax expense of $8.4 million resulting from shortfalls related to employee stock activity during the three months ended March 31, 2011.

Tax expense was relatively unchanged as a percentage of income during the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.
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

In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are under United States federal income tax examination for the fiscal years ended June 30, 2007 through June 30, 2009. We are under an Israel income tax examination for the fiscal years ended June 30, 2007 through June 30, 2009, a Japan income tax examination for the fiscal years ended June 30, 2006 through June 30, 2010 and under income tax examination in various other foreign tax jurisdictions. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2007.

We are also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2006. It is possible that certain examinations may be concluded in the next twelve months. We believe it is possible that it may recognize up to $24.3 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations, and the resolution of examinations with various tax authorities.

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	March 31, 2011	June 30, 2010
Cash and cash equivalents	$638,758	$529,918
Marketable securities	1,200,816	1,004,126
Total cash, cash equivalents and marketable securities	$1,839,574	$1,534,044
Percentage of total assets	41%	39%

	Nine months ended
(In thousands)	March 31, 2011	March 31, 2010
Cash flow:
Net cash provided by operating activities	$533,364	$364,522
Net cash used in investing activities	(220,644)	(228,940)
Net cash used in financing activities	(217,833)	(120,753)
Effect of exchange rate changes on cash and cash equivalents	13,953	3,709
Net increase in cash and cash equivalents	$108,840	$18,538
We have historically financed our operations through cash generated from operations. Net cash provided by operating activities during the nine months ended March 31, 2011 increased compared to the nine months ended March 31, 2010 primarily as a result of the following key factors:

•	An increase in cash collections of approximately $1 billion during the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010, due to higher sales volume, offset by

•
An increase in vendor payments of approximately $443 million during the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010, to support a higher level of business activities,

•
An increase in payroll expenses of approximately $160 million during the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010, mainly due to the bonus payment for fiscal year 2010, and

•	An increase in tax payments of approximately $239 million during the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010, primarily due to higher profitability.
Investing activities during the nine months ended March 31, 2011 increased compared to the nine months ended March 31, 2010 primarily as a result of a decrease in the use of cash for purchases of available-for-sale and trading securities, net of sales and maturities during the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.
Net cash used in financing activities during the nine months ended March 31, 2011 increased compared to the nine months ended March 31, 2010 primarily as a result of the following factors:

•
An increase in dividend payments of approximately $49 million during the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010, mainly due to an increase in our quarterly dividend from $0.15 per share to $0.25 per share; this increase was instituted in the first quarter of fiscal year ending June 30, 2011,

•
An increase in common stock repurchases of approximately $122 million during the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010, primarily due to the share repurchase program resumed during the three months ended March 31, 2010, offset by

•	An increase in proceeds from the exercise of stock options of approximately $95 million during the nine months ended March 31, 2011.
During the three months ended March 31, 2011, our Board of Directors declared a dividend of $0.25 per share of our outstanding common stock, which was paid on March 1, 2011 to our stockholders on record as of February 22, 2011. During the same period in fiscal year 2010, our Board of Directors declared and paid a quarterly cash dividend of $0.15 per share. The total amount of dividends paid during the three months ended March 31, 2011 and 2010 was $41.9 million and $25.7 million, respectively. The total amount of dividends paid during the nine months ended March 31, 2011 and 2010 was $125.5 million and $77.0 million, respectively.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of March 31, 2011:

	Fiscal year ending June 30,
(In thousands)	Total	2011 (2)	2012	2013	2014	2015	Thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$—	$750,000	$—
Interest expense associated with long-term debt obligations	366,563	12,938	51,750	51,750	51,750	51,750	146,625	—
Purchase commitments	418,685	260,658	146,683	7,778	3,391	130	45	—
Non-current income tax payable(3)	75,794	—	—	—	—	—	—	75,794
Operating leases	22,918	2,094	6,985	4,785	3,048	1,732	4,274	—
Pension obligations	22,939	434	1,572	1,960	1,927	2,541	14,505	—
Total contractual cash obligations	$1,656,899	$276,124	$206,990	$66,273	$60,116	$56,153	$915,449	$75,794
__________________

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

(2)	Remaining 3 months.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the three and nine months ended March 31, 2011 and 2010:

	Three months ended		Nine months ended
(In thousands)	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Receivables sold under factoring agreements	$50,417	$16,968	$207,028	$86,987
Proceeds from sales of LCs	$9,900	$13,384	$94,163	$23,891
Discounting fees paid on sales of LCs (1)	$9	$26	$164	$149
________________

(1)	Discounting fees include bank fees and interest expense and were recorded in interest income and other, net.
We maintain guarantee arrangements available through various financial institutions for up to $20.2 million, of which $18.0 million had been issued as of March 31, 2011 primarily to fund guarantees to customs authorities for VAT and other operating requirements of our subsidiaries in Europe and Asia.
We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were $418.7 million as of March 31, 2011, and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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
Working capital increased to $2.6 billion as of March 31, 2011, compared to $2.1 billion as of June 30, 2010. As of March 31, 2011, our principal sources of liquidity consisted of $1.8 billion of cash, cash equivalents, and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. We were in compliance with all of our covenants as of March 31, 2011.
Our credit ratings and outlooks as of April 11, 2011 are summarized below.

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

(In thousands)	As of March 31, 2011	As of June 30, 2010
Cash flow hedge contracts
Purchase	$14,525	$15,835
Sell	58,891	32,853
Other foreign currency hedge contracts
Purchase	142,740	82,535
Sell	147,379	104,414

Indemnification Obligations. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees with respect to certain litigation matters and investigations that arise in connection with their service to us. These obligations arise under the terms of our certificate of incorporation, our bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that we are required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. We paid or reimbursed legal expenses incurred in connection with the investigation of our historical stock option practices and the related litigation and government inquiries by a number of our current and former directors, officers and employees. We are currently paying defense costs to one former officer and employee facing an SEC civil action to which we are not a party. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, we believe the fair value of this liability, to the extent estimable, is appropriately considered within the reserve we have established for currently pending legal proceedings.
We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which we customarily agrees to hold the other party harmless against losses arising from, or provides customers with other remedies to protect against, bodily injury or damage to personal property caused by our products, non-compliance with our product performance specifications, infringement by our products of third-party intellectual property rights and a breach of warranties, representations and covenants related to such matters as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by us is typically subject to the other party making a claim to and cooperating with us pursuant to the procedures specified in the particular contract. This usually allows us to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, our obligations under these agreements may be limited in terms of amounts, activity (typically at our option to replace or correct the products or terminate the agreement with a refund to the other party), and duration. In some instances, we may have recourse against third parties and/or insurance covering certain payments made by us.It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material effect on our business, financial condition, results of operations or cash flows.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 31, 2011. Actual results may differ materially.
As of March 31, 2011, we had an investment portfolio of fixed income securities of $1.2 billion, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2011, the fair value of the portfolio would have declined by $1.3 million.
As of March 31, 2011, we had net forward contracts to purchase $49.0 million in foreign currency in order to hedge currency exposures (see Note 14, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for a detailed description). If we had entered into these contracts on March 31, 2011, the U.S. dollar equivalent would have been $46.5 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $19.8 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior unsecured notes due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. At March 31, 2011, the book value and the fair value of our fixed rate debt were $746.2 million and $836.9 million, respectively.
See Note 4, “Marketable Securities,” to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held at March 31, 2011.

ITEM 4    CONTROLS AND PROCEDURES

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
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, our management typically provides quarterly forecasts for certain financial metrics, which, when made, are based on business and operational forecasts that are believed to be reasonable at the time. However, largely due to the cyclicality of our business and the industries in which we operate, and the fact that business conditions in our industries can change very rapidly as part of these cycles, our actual results may vary (and have varied in the past) from forecasted results. These variations can occur for any number of reasons, including, but not limited to, unexpected changes in the volume or timing of customer orders, product shipments or product acceptances; an inability to adjust our operations rapidly enough to changing business conditions; or a different than anticipated effective tax rate. The impact on our business of delays or cancellations of customer orders may be exacerbated by the short lead times that our customers expect between order placement and product shipment. This is because order delays and cancellations may lead not only to lower revenues, but also, due to the advance work we must do in anticipation of receiving a product order in order to meet the expected lead times, to significant inventory write-offs and manufacturing inefficiencies that decrease our gross margin. Any of these factors could materially and adversely affect our financial results for a particular quarter and could cause those results to differ materially from financial forecasts we have previously provided. We provide these forecasts with the intent of giving investors and analysts a better understanding of management's expectations for the future, but parties reviewing such forecasts must recognize that such forecasts are comprised of, and are themselves, forward-looking statements subject to the risks and uncertainties described in this Item 1A and elsewhere in this report and in our other public filings and public statements. If our operating or financial results for a particular period differ from our forecasts or the expectations of investment analysts, or if we revise our forecasts, the market price of our common stock could decline.

Ongoing changes in the technology industry, as well as the semiconductor industry in particular, could expose our business to significant risks.
The semiconductor equipment industry and other industries that we serve are constantly developing and changing over time. Many of the risks associated with operating in these industries are comparable to the risks faced by all technology companies, such as the uncertainty of future growth rates in the industries that we serve, pricing trends in the end-markets for consumer electronics and other products (which places a growing emphasis on our customers' cost of ownership), changes in our customers' capital spending patterns and, in general, an environment of constant change and development, including decreasing product and component dimensions; use of new materials; and increasingly complex device structures, applications and process steps. If we fail to appropriately adjust our cost structure and operations to adapt to any of these trends, or, with respect to technological advances, if we do not timely develop new technologies and products that successfully anticipate and address these changes, we could experience a material adverse effect on our business, financial condition and operating results.

In addition, we face a number of risks specific to ongoing changes in the semiconductor industry, as the significant majority of our sales are made to semiconductor manufacturers. Some of the trends that our management monitors in operating our business include the following:

•	the increasing cost of building and operating fabrication facilities and the impact of such increases on our customers' investment decisions;

•	differing market growth rates and capital requirements for different applications, such as NAND Flash, DRAM, logic and foundry;

•
the emergence of disruptive technologies that change the prevailing semiconductor manufacturing processes (or the economics associated with semiconductor manufacturing) and, as a result, also impact the inspection and metrology requirements associated with such processes;

•	the possible introduction of integrated products by our larger competitors that offer inspection and metrology functionality in addition to managing other semiconductor manufacturing processes;

•
changes in semiconductor manufacturing processes that are extremely costly for our customers to implement and, accordingly, impact the amount of their budgets that are available for process control equipment;

•
the bifurcation of the semiconductor manufacturing industry into (a) leading edge manufacturers driving continued research and development into next-generation products and technologies and (b) other manufacturers that are content with existing (including previous generation) products and technologies;

•
the ever-escalating cost of next-generation product development, which may result in joint development programs between us and our customers to help fund such programs that could restrict our control of, ownership of and profitability from the products and technologies developed through those programs;

•	the potential industry transition from 300mm to 450mm wafers; and

•
the entry by some semiconductor manufacturers into collaboration or sharing arrangements for capacity, cost or risk with other manufacturers, as well as increased outsourcing of their manufacturing activities and greater focus only on specific markets or applications, whether in response to adverse market conditions or other market pressures.

Any of the changes described above may negatively affect our customers' rate of investment in the capital equipment that we produce, which could result in downward pressure on our prices, customer orders, revenues and gross margins. If we do not successfully manage the risks resulting from any of these or other potential changes in our industries, our business, financial condition and operating results could be adversely impacted.
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

In addition, the complexity of our products exposes us to other risks. We regularly recognize revenue from a sale upon shipment of the applicable product to the customer (even before receiving the customer's formal acceptance of that product) in certain situations, including sales of products for which installation is considered perfunctory, transactions in which the product is sold to an independent distributor and we have no installation obligations, and sales of products where we have previously delivered the same product to the same customer location and that prior delivery has been accepted. However, our products are very technologically complex and rely on the interconnection of numerous subcomponents (all of which must perform to their respective specifications), so it is conceivable that a product for which we recognize revenue upon shipment may ultimately fail to meet the overall product's required specifications. In such a situation, the customer may be entitled to certain remedies, including a return of the applicable tool, which might require us to reverse the revenue that was previously recognized. Any such change in the recognition of revenue could materially and adversely affect our operating results for various periods and, as a result, our stock price.

Our business would be harmed if we do not receive parts sufficient in number and performance to meet our production requirements and product specifications in a timely and cost-effective manner.
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

For example, recent events in Japan, including earthquakes, tsunamis and the related damage, have affected the operations of some of our customers and suppliers in that region, and may also have impacted the operations of some of our customers' other suppliers (which could impact our customers' desire to proceed with broad-based facility upgrades and related equipment purchases) or some of our suppliers' suppliers (which could impact our suppliers' ability to deliver their products to us in a timely manner). In the coming quarters, the recent events in Japan could result in delays in orders and deliveries and the other effects described earlier in this paragraph, any of which could materially and adversely affect our business, financial condition and operating results.

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
We outsource a number of services, including our transportation and logistics management of spare parts and certain accounting functions, to domestic and overseas third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, on our ability to quickly respond to changing market conditions, or on our ability to ensure compliance with all applicable domestic and foreign laws and regulations. . If we do not effectively develop and manage our outsourcing strategies, if required export and other governmental approvals are not timely obtained, if our third-party service providers do not perform as anticipated, or if there are delays or difficulties in enhancing business processes, we may experience operational difficulties (such as limitations on our ability to ship products), increased costs, manufacturing or service interruptions or delays, loss of intellectual property rights, quality and compliance issues, and challenges in managing our product inventory or recording and reporting financial and management information, any of which could materially and adversely affect our business, financial condition and results of operations.
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
As is typical in the semiconductor equipment industry, from time to time we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which they believe cover certain of our products, processes, technologies or information. In addition, we occasionally receive notification from customers who believe that we owe them indemnification or other obligations related to intellectual property claims made against such customers by third parties. Litigation tends to be expensive, requires significant management time and attention, and could have a negative effect on our results of operations or business if we lose or have to settle a case on significantly adverse terms. Our customary practice is to evaluate such infringement assertions and to consider whether to seek licenses where appropriate. However, we cannot ensure that licenses can be obtained or, if obtained, will be on acceptable terms or that costly litigation or other administrative proceedings will not occur. The inability to obtain necessary licenses or other rights on reasonable terms, or the instigation of litigation or other administrative proceedings, could seriously harm our operating results and financial condition.
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
The threat of terrorism targeted at, or acts of war in, the regions of the world in which we do business increases the uncertainty in our markets. Any act of terrorism or war that which affects the economy or the semiconductor industry could adversely affect our business. Increased international political instability in various parts of the world, disruption in air transportation and further enhanced security measures as a result of terrorist attacks may hinder our ability to do business and may increase our costs of operations. We maintain significant manufacturing and research and development operations in Israel, an area that has historically experienced a high degree of political instability, and we are therefore exposed to risks associated with future instability in that region. Such instability could directly impact our ability to operate our business (or our customers' ability to operate their business) in the affected region, cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. This same instability could have the same effects on our suppliers and their ability to timely deliver their products. If international political instability continues or increases in any region in which we do business, our business and results of operations could be harmed. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.
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
A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions; changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in generally accepted accounting principles; and the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. A change in our effective tax rate can adversely impact our results from operations.
We are exposed to various risks related to the legal (including environmental), regulatory and tax environments in which we perform our operations and conduct our business.
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

Our properties and many aspects of our business operations are subject to various domestic and international environmental laws and regulations, including those that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals, gases and other substances. Any failure to comply with applicable environmental laws, regulations or requirements may subject us to a range of consequences, including fines, suspension of certain of our business activities, limitations on our ability to sell our products, obligations to remediate environmental contamination, and criminal and civil liabilities or other sanctions. In addition, changes in environmental regulations (including regulations relating to climate change and greenhouse gas emissions) could require us to invest in potentially costly pollution control equipment, alter our manufacturing processes or use substitute (potentially more expensive and/or rarer) materials. Further, we use hazardous and other regulated materials that subject us to risks of strict liability for damages caused by any release, regardless of fault. We also face increasing complexity in our manufacturing, product design and procurement operations as we adjust to new and prospective requirements relating to the materials composition of our products, including restrictions on lead and other substances and requirements to track the sources of certain metals and other materials. The cost of complying, or of failing to comply, with these and other regulatory restrictions or contractual obligations could adversely affect our operating results, financial condition and our ability to conduct our business.
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

There are risks associated with our receipt of government funding for research and development.
We are exposed to additional risks related to our receipt of external funding for certain strategic development programs from various governments and government agencies, both domestically and internationally. Governments and government agencies typically have the right to terminate funding programs at any time in their sole discretion, so there is no assurance that these sources of external funding will continue to be available to us in the future. In addition, under the terms of these government grants, the applicable granting agency typically has the right to audit the costs that we incur, directly and indirectly, in connection with such programs. Any such audit could result in modifications to, or even termination of, the applicable government funding program. For example, if an audit were to identify any costs as being improperly allocated to the applicable program, those costs would not be reimbursed, and any such costs that had already been reimbursed would have to be refunded. We do not know the outcome of any future audits. Any adverse finding resulting from any such audit could lead to penalties (financial or otherwise), termination of funding programs, suspension of payments, fines and suspension or prohibition from receiving future government funding from the applicable government or government agency, any of which could adversely impact our operating results, financial condition and our ability to operate our business.

We are exposed to risks in connection with tax audits in various jurisdictions.
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
A majority of our annual revenues are derived from outside the United States, and we maintain significant operations outside the United States. We expect that these conditions will continue in the foreseeable future. Managing global operations and sites located throughout the world presents a number of challenges, including but not limited to:

•	managing cultural diversity and organizational alignment;

•	exposure to the unique characteristics of each region in the global semiconductor market, which can cause capital equipment investment patterns to vary significantly from period to period;

•	periodic local or international economic downturns;

•	potential adverse tax consequences, including withholding tax rules that may limit the repatriation of our earnings, and higher effective income tax rates in foreign countries where we do business;

•	government controls, either by the United States or other countries, that restrict our business overseas or the import or export of semiconductor products or increase the cost of our operations;

•	tariffs or other trade barriers (including those applied to our products or to parts and supplies that we purchase);

•	political instability, natural disasters, legal or regulatory changes, acts of war or terrorism in regions where we have operations or where we do business;

•
fluctuations in interest and currency exchange rates (Although we attempt to manage near-term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate);

•	longer payment cycles and difficulties in collecting accounts receivable outside of the United States;

•	difficulties in managing foreign distributors; and

•	inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions.
Any of the factors above could have a significant negative impact on our business and results of operations.
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
As of March 31, 2011, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
Our global operations are linked by information systems, including telecommunications, the internet, our corporate intranet, network communications, email and various computer hardware and software applications. Despite our implementation of network security measures, our tools and servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems and tools located at customer sites, or could be subject to system failures or malfunctions for other reasons. System failures or malfunctioning, such as difficulties with our customer relationship management (“CRM”) system, could disrupt our operations and our ability to timely and accurately process and report key components of our financial results. . Our enterprise resource planning (“ERP”) system is integral to our ability to accurately and efficiently maintain our books and records, record transactions, provide critical information to our management, and prepare our financial statements. Any disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of our acquired businesses into such systems) could adversely affect our ability to complete important business processes, such as the evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Any such event could have an adverse effect on our business, operating results and financial condition.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended March 31, 2011: (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2011 to January 31, 2011	444,500	$40.84	1,230,872
February 1, 2011 to February 28, 2011	380,725	$47.07	10,850,147	(4)
March 1, 2011 to March 31, 2011	460,498	$47.20	10,389,649
Total	1,285,723	$44.96
__________________

(1)
In July 1997, the Board of Directors authorized KLA-Tencor to systematically repurchase up to 17.8 million shares of its common stock in the open market. This plan was put into place to reduce the dilution from our employee benefit and incentive plans, such as our stock option and employee stock purchase plans, and to return excess cash to our stockholders. The Board of Directors has authorized the Company to repurchase additional shares of its common stock under the repurchase program in February 2005 (up to 10.0 million shares), February 2007 (up to 10.0 million shares), August 2007 (up to 10.0 million shares), June 2008 (up to 15.0 million shares), and February 2011 (up to 10.0 million shares), in each case in addition to the originally authorized 17.8 million shares described in the first sentence of this footnote.

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

(4)	Reflects the authorization by the Company's Board of Directors in February 2011 for KLA-Tencor to repurchase up to an additional 10.0 million shares of its common stock under the repurchase program.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

10.47	Amended and Restated 1997 Employee Stock Purchase Plan (as amended February 11, 2011) *

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Definition Presentation Document
 __________________

*	Denotes a management contract, plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

April 28, 2011	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

April 28, 2011	/s/ MARK P. DENTINGER
(Date)	Mark P. Dentinger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 28, 2011	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.47	Amended and Restated 1997 Employee Stock Purchase Plan (as amended February 11, 2011)*

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document
__________________

*	Denotes a management contract, plan or arrangement