Form 10-K
period 2011-06-30
KLA TENCOR CORP
filed 2011-08-05
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011
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
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such

files).    Yes  ☒    No  ☐
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
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as of December 31, 2010, was approximately $6.4 billion.
The registrant had 167,000,217 shares of common stock outstanding as of July 21, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on November 3, 2011 (“Proxy Statement”), and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended June 30, 2011, are incorporated by reference into Part III of this report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations; the percentage of spending that our customers allocate to process control; orders for our products and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; the future of our product shipments and our product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; our ability to successfully maintain cost discipline; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” in this Annual Report on Form 10-K, as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in the fiscal year ending June 30, 2012. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.

ii

PART I

ITEM 1.	BUSINESS
The Company
KLA-Tencor CorporationTM (“KLA-Tencor” or the “Company” and also referred to as “we” or “our”) is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Our products are also used in a number of other industries, including the light emitting diode (“LED”), data storage and photovoltaic industries, as well as general materials research.
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
KLA-Tencor Corporation was formed in April 1997 through the merger of KLA Instruments CorporationTM and Tencor InstrumentsTM, two long-time leaders in the semiconductor equipment industry that had originally begun operations in 1975 and 1976, respectively.
Additional information about KLA-Tencor is available on our website at www.kla-tencor.com. We make available free of charge on our website our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission (“SEC”). Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC. Additionally, these filings may be obtained through the SEC’s website (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically. Documents that are not available through the SEC’s website may also be obtained by mailing a request to the U.S. Securities and Exchange Commission, Office of FOIA/PA Operations, 100 F Street N.E., Washington, DC 20549-2736, by submitting an online request form at the SEC’s website or by sending a fax to the SEC at 1-202-772-9337.
Industry
General Background
The semiconductor industry is KLA-Tencor’s core focus. The semiconductor fabrication process begins with a bare silicon wafer—a round disk that is six, eight or twelve inches in diameter, about as thick as a credit card and gray in color. The process of manufacturing wafers is in itself highly sophisticated, involving the creation of large ingots of silicon by pulling them out of a vat of molten silicon. The ingots are then sliced into wafers. Prime silicon wafers are then polished to a mirror finish. Other, more specialized wafers, such as epitaxial silicon (“epi”) and silicon-on-insulator (“SOI”), are also becoming common in the semiconductor industry.
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
Current Trends
Companies that anticipate future market demands by developing and refining new technologies and manufacturing processes are better positioned to lead in the semiconductor market. Accelerating the yield ramp and maximizing production yields of high-performance devices are key goals of modern semiconductor manufacturing. Ramping to high-volume production ahead of competitors can dramatically increase the revenue an IC manufacturer realizes for a given product. During past industry cycles, semiconductor manufacturers generally contended with a few key new technologies or market trends, such as a specific design rule shrink. In today’s market, driven by consumer demand for low-cost electronic goods from smart phones and MP3 players to laptops, tablets and portable devices, the leading semiconductor manufacturers are investing in simultaneous production integration of multiple new process technologies, some requiring new substrate and film materials, new geometries and advanced lithography techniques.
While many of these technologies have been adopted at the development and pilot production stages of chip manufacturing, significant challenges and risks associated with each technology have affected their adoption into full-volume production. For example, as design rules decrease, yields become more sensitive to the size and density of defects, while device performance characteristics (namely speed, capacity or power management) become more sensitive to such parameters as linewidth and film thickness variation. New process materials, such as high-k dielectrics, SOI wafers and immersion lithography-capable photoresists, require extensive characterization before they can be used in the manufacturing process. Moving several of these advanced technologies into production at once only adds to the risks that chipmakers face.
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
KLA-Tencor systems not only analyze defectivity and metrology issues at critical points in the wafer, reticle and IC manufacturing processes, but also provide information to our customers so that they can identify and address the underlying process problems. The ability to locate the source of defects and resolve the underlying process issues enables our customers to improve control over their manufacturing processes. This helps them increase their yield of high-performance parts and deliver their products to market ahead of their competitors—thus maximizing their profit. With our broad portfolio of application-focused technologies and our dedicated yield technology expertise, we are in position to be a key supplier of comprehensive yield management solutions for customers’ next-generation products, helping our customers respond to the challenges posed by shrinking device sizes, the transition to new production materials, new device and circuit architecture, more demanding lithography processes, the transition from 300 millimeter to 450 millimeter wafers, and new back-end packaging techniques.
Products
KLA-Tencor is engaged primarily in the design, manufacture and marketing of process control and yield management solutions for the semiconductor and related nanoelectronics industries.
KLA-Tencor’s offerings can be broadly categorized into the following groups: Chip Manufacturing, Wafer Manufacturing, Reticle Manufacturing, Complementary Metal-Oxide-Semiconductor ("CMOS") Image Sensors Manufacturing, Solar Manufacturing, LED Manufacturing, Data Storage Media/Head Manufacturing, Microelectromechanical Systems ("MEMS") Manufacturing, and General Purpose/Lab Applications. We also provide refurbished KLA-Tencor tools as part of our K-T CertifiedTM program for customers manufacturing larger design-rule devices, as well as comprehensive service and support for our products. The more significant of these products are included in the product table at the end of this "Products" section. Every year, we introduce a number of new products; some of the new products we introduced in the fiscal year ended June 30, 2011 are described below.

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
Front-End Defect Inspection
KLA-Tencor’s front-end defect inspection tools cover a broad range of yield applications within the IC manufacturing environment, including: research and development; incoming wafer qualification; reticle qualification; and tool, process and line monitoring. Patterned and unpatterned wafer inspectors find particles, pattern defects and electrical issues on the front surface, back surface and edge of the wafer, allowing engineers to detect and monitor critical yield excursions. Fabs rely on our high sensitivity reticle inspection systems to identify defects in reticles at an early stage, to prevent reticle defects from printing on production wafers. The defect data generated by our inspectors is compiled and reduced to relevant root-cause and yield-analysis information with our suite of data management tools. By implementing our front-end defect inspection and analysis systems, chipmakers are able to take quick corrective action, resulting in faster yield improvement and better time to market.
During the fiscal year ended June 30, 2011, we launched several front-end defect inspection products that help accelerate yield for next-generation design node devices. Our TeraFabTMHT reticle defect inspection system features improvements to the previous generation TeraFab's laser, sensor, optical path and signal processing algorithms for enhanced detection sensitivity and throughput. The VisEdge® CV300R-EP is a wafer edge metrology and inspection system that combines wafer edge profile, film edge metrology and edge defect inspection into one system. The XP Offline upgrade option for the PumaTM 9550 narrowband wafer inspection platform reduces the time required for inspection recipe setup on manufacturing tools by allowing users to create recipes offline, resulting in increased tool capacity.
The products that we launched during the fiscal year ended June 30, 2011 further strengthened our broad range of offerings that support the front-end defect inspection market. In the field of patterned wafer inspection, for example, we offer our 2810 Series, 2820 Series and 2830 Series systems (for broadband optical defect inspection); our Puma 9100 Series and 9500 Series systems (for narrowband optical defect inspection); and our eS35 system (for e-beam defect inspection). In the field of unpatterned wafer and surface inspection, our primary offering is the Surfscan® SP Series (a series of wafer defect inspection systems for process tool qualification and monitoring using blanket films and bare wafers), to which the SURFmonitorTM module may be added to enable surface quality measurements and capture of low-contrast defects. For reticle inspection, we offer our TeraFab products, which are photomask inspection systems that allow IC fabs to qualify incoming reticles and inspect production reticles for contaminants. In addition, we offer a number of other products for the front-end defect inspection market, as reflected in the product table at the conclusion of this “Products” section.
Back-End Defect Inspection
KLA-Tencor offers standalone inspection systems for various applications in the field of semiconductor packaging (i.e., at the back-end of the semiconductor manufacturing process). Our Component Inspector (“CI”) products inspect various semiconductor components that are handled in a tray, such as microprocessors or memory chips. Component inspection capability includes 3D coplanarity inspection, measurement of the evenness of the contacts and 2D surface inspection. In March 2011, we introduced the ICOS® CI-T620, designed to increase flexibility and system throughput for package inspection.
Defect Review
KLA-Tencor’s defect review systems capture high resolution images of the defects detected by inspection tools. These images enable defect classification, helping chipmakers to identify and resolve yield issues. Our complete line of defect review and classification tools spans optical and electron-beam technologies, from bench-top research systems to production-worthy tools having full factory automation. KLA-Tencor’s suite of defect inspectors, defect review and classification tools and data management systems form a broad solution for finding, identifying and tracking yield-critical defects and process issues. In July 2010, we introduced the eDRTM-5210S, an e-beam review and classification system with reticle defect review and critical point inspection modes to assist chipmakers in identifying systematic defect sources and resolving yield issues. Additionally, the new eDR-5210S includes improvements that enhance its automated bare wafer defect review capability.

Metrology
KLA-Tencor’s array of metrology solutions addresses integrated circuit, substrate, photovoltaic solar cell and medical device manufacturing, as well as scientific research and other applications. Precise metrology and control of pattern dimensions, film thicknesses, layer-to-layer alignment, pattern placement, surface topography and electro-optical properties are growing in importance in many industries as critical dimensions narrow, film thicknesses shrink to countable numbers of atomic layers and devices become more complex. In August 2010, we launched the AlerisTM 8330 film metrology system, a targeted solution for production monitoring of the thickness, refractive index and stress of non-critical films at the 32nm node and beyond. In March 2011, we announced the SpectraShapeTM 8660 and 8810 optical CD and shape metrology systems. The new SpectraShape systems fully characterize and monitor the critical dimensions and three-dimensional shapes of geometrically complex features incorporated by some IC manufacturers in their latest generation devices.
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
Lithography Modeling
KLA-Tencor’s PROLITHTM product line provides researchers at advanced IC manufacturers, lithography hardware suppliers, track companies and material providers with virtual lithography software to explore critical-feature designs, manufacturability and process-limited yield of proposed lithographic technologies without the time and expense of printing hundreds of test wafers using experimental materials and prototype process equipment.
During the fiscal year ended June 30, 2011, we introduced PROLITH X3.2, which enables large-scale lithography simulations to troubleshoot challenging issues in extreme ultra-violet (“EUV”) and advanced optical lithography technologies.
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
Reticle Manufacturing
Error-free reticles, or masks, are the first step in achieving high semiconductor device yields, since reticle defects can be replicated on production wafers. KLA-Tencor offers high sensitivity reticle inspection and metrology systems for mask shops, designed to help them manufacture reticles that are free of any relevant defects and meet mask metrology requirements. The reticle inspection systems use optical imaging and multiple inspection modes to find numerous types of reticle defects prior to printing on the wafer. The metrology systems enable quality reticle manufacturing by providing acute precision for reticle pattern placement and accurate measurement of reticles’ critical dimensions.
Our reticle inspection portfolio includes the Teron 600 Series for development and manufacturing of advanced optical and EUV masks, the TeraScanTMXR system for mask shop production of reticles for the 32nm node and above and our TeraFab products for reticle defect monitoring capability for IC fabs.

CMOS Image Sensors Manufacturing
Image sensors are devices that convert light into electrical signal, for use primarily in cameras. As yield-limiting defects can occur at any step in the assembly process, inspecting the filter or micro-lens layers can help reduce materials waste and cycle time.
CMOS Image Sensor manufacturing is supported by our 8900 defect inspection system. The 8900 is designed to enable capture of a wide variety of defect types, with adjustable sensitivity and throughput settings for cost-effective defect management from initial product development through volume production of color filter arrays.
Solar Manufacturing
Photovoltaic or “solar” cells are used to produce electrical power from light. The continuing growth of the solar industry is closely related to the production cost of solar cells, as economic viability increases with lowering prices. To address our customers’ needs in this important industry, KLA-Tencor offers solar wafer and cell inspection modules, yield management software, and surface profilers which are integrated in different stages of the solar wafer and cell production lines to increase yield and lower production costs.
KLA-Tencor’s ICOS® PVI inspection modules are designed for high speed, automated, optical in-line inspection of both the front and backside of monocrystalline and polycrystalline solar wafers and cells, as well as optical classification of solar cells at the final stage of the production flow. In June 2011, we introduced our FabVisionTM solar data collection and defect analysis software, which is designed to help manufacturers maximize production yields from PVI-6 modules.
LED Manufacturing
LEDs are becoming more commonly used in solid-state lighting, television and notebook backlighting, and automotive applications. As LED device makers target aggressive cost and performance targets, they place significant emphasis on improved process control and yield during the manufacturing process.
In January 2011, we launched a portfolio of three systems to help LED manufacturers reduce production costs and increase product output: CandelaTM 8620, Klarity® LED and ICOS® WI-2220. The Candela 8620 substrate and epi wafer inspection system provides automated inspection and quality control of LED substrates, detecting defects that can impact device performance, yield and field reliability. Klarity LED is an automated defect data management and analysis system for LED yield enhancement. The ICOS WI-2220 is a patterned wafer inspection tool for whole and diced wafers that helps improve LED device reliability.
Data Storage Media/Head Manufacturing
Growth in data storage is being driven by a wave of innovative consumer electronics with small form factors and immense storage capacities, as well as an increasing need for high-volume storage options to back up new methods of remote computing and networking (such as cloud computing). Our process control and yield management solutions are designed to enable customers to rapidly understand and resolve complex manufacturing problems, which can help improve time to market and product yields. In the front-end and back-end of thin-film head wafer manufacturing, we offer the same process control equipment that we serve to the semiconductor industry. In addition, we offer an extensive range of test equipment and surface profilers with particular strength in photolithography. In substrate and media manufacturing, we offer metrology and defect inspection solutions with KLA-Tencor’s optical surface analyzers.
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
General Purpose/Lab Applications
A range of industries, including general scientific and materials research and optoelectronics, require measurements of surface topography to either control their processes or research new material characteristics. Typical measurement parameters that our tools address include flatness, roughness, curvature, peak-to-valley, asperity, waviness, texture, volume, sphericity, slope, density, stress, bearing ratio and distance (mainly in the micron to nanometer range).

K-T Certified
K-T Certified is our certified refurbished tools program that delivers fully refurbished and tested KLA-Tencor tools to our customers with guaranteed performance. In addition to high-quality pre-owned 300mm and <200mm tools for the integrated circuit, reticle, substrate, MEMS and data storage markets, K-T Certified also offers system software and hardware performance upgrades to extend the capabilities of existing equipment. When a customer needs to move to the next manufacturing node, K-T Certified can help maximize existing assets through its repurchase, trade-in and redeployment services.
K-T Services™
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

Product Table
The following table presents a representative list of the products that we offered during the course of the fiscal year ended June 30, 2011:

MARKETS	APPLICATIONS	PRODUCTS
Chip Manufacturing
Front-End Defect Inspection	Patterned Wafer	2810 Series, 2820 Series, 2830 Series PumaTM 9100 and 9500 Series eS35
	Macro and Edge	VisEdge® product family LDS Series 8900
	Unpatterned Wafer/Surface	Surfscan® SP2 Series SURFmonitorTM
	Reticle	TeraFabTM Series
	Data Management	Klarity® product family
Back-End Defect Inspection	Component Inspection	ICOS® CI product family
Defect Review	e-beam	eDRTM-5210 Series
	Optical	INM, INS & IRIS product families
Metrology	Overlay	Archer® Series
	Optical CD	SpectraCDTM Series SpectraShapeTM product family
	Film Thickness/Index	AlerisTM product family SpectraFxTM Series
	Wafer Geometry and Topography	WaferSightTM SURFmonitorTM
	Ion Implant and Anneal	Therma-Probe®
	Surface Metrology	HRP® -350 P-Series product family
	Resistivity	RS product family
	Data Management	K-T Analyzer®
In-Situ Process Monitoring	Lithography	SensArray® product family
	Plasma Etch	SensArray® product family
	Implant and Wet	SensArray® PlasmaSuite
Lithography Modeling		PROLITHTM and related product families

MARKETS AND APPLICATIONS	PRODUCTS
Wafer Manufacturing
Surface and Defect Inspection	Surfscan® SP2 Series SURFmonitorTM VisEdge® product family
Wafer Geometry and Nanotopography Metrology	WaferSightTM SURFmonitorTM
Data Management	FabVisionTM
Reticle Manufacturing
Defect Inspection	TeraScanTMXR TeronTM Series
Pattern Placement Metrology	LMS IPRO
CMOS Image Sensors Manufacturing
Defect Inspection	8900
Solar Manufacturing
Optical Inspection	ICOS® PVI-6
Surface Metrology	P-Series product family
Data Management	FabVisionTM Solar
LED Manufacturing
Wafer Inspection	ICOS® WI product family
Defect Inspection	Candela® product family
Surface Metrology	P-Series product family
Data Management	Klarity® LED
Data Storage Media/Head Manufacturing
Wafer and Slider Test	AlerisTM product family HRP® -250 PROLITHTM product family RS product family SpectraCDTM 200
Media Test	Candela® product family
Defect Review	INM product family
MEMS Manufacturing
Surface Metrology: Stylus Profiling	P-Series product family
Sealing Inspection	IRIS
Defect Review	INM & IRIS product families
General Purpose/Lab Applications
Surface Metrology: Stylus Profiling	P-Series product family Alpha-Step® D-Series product family
Surface Metrology: Optical Profiling	MicroXAM-100
Process Chamber Conditions	SensArray® product family
Customers
To support our growing global customer base, we maintain a significant presence throughout Asia, the United States and Europe, staffed with local sales and applications engineers, customer and field service engineers and yield management consultants. We count among our largest customers the leading semiconductor manufacturers in each of these regions.

For the fiscal years ended June 30, 2011, 2010 and 2009, the following customers each accounted for more than 10% of total revenues:

Year ended June 30,
2011	2010	2009
Intel Corporation	Intel Corporation	Intel Corporation
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited	Samsung Electronics Co., Ltd.
Samsung Electronics Co., Ltd.	—	—
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
As of June 30, 2011, we employed approximately 2,150 sales and related personnel, service engineers and applications engineers. In addition to sales and service offices in the United States, we conduct sales, marketing and services out of wholly-owned subsidiaries or branches in other countries, including Belgium, China, France, Germany, Hong Kong, India, Israel, Italy, Japan, Singapore, South Korea, Taiwan and the United Kingdom. International revenues accounted for approximately 81%, 81% and 76% of our total revenues in the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Additional information regarding our revenues from foreign operations for our last three fiscal years can be found in Note 17, “Segment Reporting and Geographic Information” to the Consolidated Financial Statements.
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
International sales and operations may be adversely affected by the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations. In addition, international sales may be adversely affected by the economic conditions in each country. The revenues from our international business may also be affected by fluctuations in currency exchange rates. Although we attempt to manage some of the currency risk inherent in non-U.S. dollar product sales through hedging activities, there can be no assurance that such efforts will be adequate. These factors, as well as any of the other risk factors related to our international business and operations that are described in Item 1A, “Risk Factors,” could have a material adverse effect on our future business and financial results.
Backlog
Our shipment backlog for systems and associated warranty totaled $988 million and $992 million as of June 30, 2011 and 2010, respectively, and primarily consists of sales orders where written customer requests have been received and the delivery is anticipated within the next 12 months. Orders for service contracts and unreleased products are excluded from shipment backlog. All orders are subject to cancellation or delay by the customer, often with limited or no penalties. We make adjustments for shipment backlog obtained from acquired companies, sales order cancellations, customer delivery date changes and currency adjustments. Shipment backlog is not subject to normal accounting controls for information that is either reported in or derived from our basic financial statements. In addition, the concept of shipment backlog is not defined in the accounting literature, making comparisons between periods and with other companies difficult and potentially misleading.
Our revenue backlog, which includes sales orders where physical deliveries have been completed, but for which revenue has not been recognized pursuant to our policy for revenue recognition, totaled $382 million and $343 million as of June 30, 2011 and 2010, respectively. Orders for service contracts are excluded from revenue backlog.
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
Research and Development
The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation. These technical innovations are inherently complex and require long development cycles and appropriate professional staffing. We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our human and financial resources to research and development programs and seek to maintain close relationships with customers to remain responsive to their needs. In addition, we may enter into certain strategic development and engineering programs whereby certain government agencies or other third parties fund a portion of our research and development costs. As of June 30, 2011, we employed approximately 1,220 research and development personnel.
Our key research and development activities during the fiscal year ended June 30, 2011 involved the development of process control and yield management equipment aimed at addressing the challenges posed by shrinking device sizes, the transition to new production materials, new device and circuit architecture, more demanding lithography processes, the transition from 300 millimeter to 450 millimeter wafers, and new back-end packaging techniques. For information regarding our research and development expenses during the last three fiscal years, including costs offset by our strategic development and engineering programs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
The strength of our competitive positions in many of our existing markets is largely due to our leading technology, which is the result of our continuing significant investments in product research and development. Even during down cycles in the semiconductor industry, we have remained committed to significant engineering efforts toward both product improvement and new product development in order to enhance our competitive position. New product introductions, however, may contribute to fluctuations in operating results, since customers may defer ordering existing products, and, if new products have reliability or quality problems, those problems may result in reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. There can be no assurance that we will successfully develop and manufacture new products, or that new products introduced by us will be accepted in the marketplace. If we do not successfully introduce new products, our results of operations will be adversely affected.
Manufacturing, Raw Materials and Supplies
We perform system design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities take place in the United States (Milpitas, California), Singapore, Israel, Belgium and Germany. As of June 30, 2011, we employed approximately 970 manufacturing personnel.
Some critical parts, components and subassemblies (collectively, “parts”) that we use are designed by us and manufactured by suppliers in accordance with our specifications, while other parts are standard commercial products. We use numerous vendors to supply parts and raw materials for the manufacture and support of our products. Although we make reasonable efforts to ensure that these parts and raw materials are available from multiple suppliers, this is not always possible, and certain parts and raw materials included in our systems may be obtained only from a single supplier or a limited group of suppliers. Through our business interruption planning, we endeavor to minimize the risk of production interruption by, among other things, monitoring the financial condition of suppliers of key parts and raw materials, identifying (but not necessarily qualifying) possible alternative suppliers of such parts and materials and ensuring adequate inventories of key parts and raw materials are available to maintain manufacturing schedules.
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
We believe that, while price and delivery are important competitive factors, the customers’ overriding requirement is for systems that easily and effectively incorporate automated and highly accurate inspection and metrology capabilities into their existing manufacturing processes to enhance productivity. Significant competitive factors in the market for process control and yield management systems include system performance, ease of use, reliability, installed base and technical service and support, as well as overall cost of ownership.
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

Environmental Matters
We are subject to a variety of federal, state and local governmental laws and regulations related to the protection of the environment, including without limitation the management of hazardous materials that we use in our business operations. Compliance with these environmental laws and regulations has not had, and is not expected to have, a material effect on our capital expenditures, financial condition, results of operations or competitive position.
However, any failure to comply with environmental laws and regulations may subject us to a range of consequences, including fines, suspension of certain of our business activities, limitations on our ability to sell our products, obligations to remediate environmental contamination, and criminal and civil liabilities or other sanctions. In addition, changes in environmental laws and regulations could require us to invest in potentially costly pollution control equipment, alter our manufacturing processes or use substitute materials. Our failure to comply with these laws and regulations could subject us to future liabilities.
Employees
As of June 30, 2011, we employed approximately 5,500 people. None of our employees are represented by a labor union; however, our employees in France (pursuant to French industrial relations law) and in the German operations of our MIE business unit are represented by employee work councils. We have not experienced work stoppages and believe that our employee relations are good.
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

epitaxial silicon (epi)
A substrate technology based on growing a crystalline silicon layer on top of a silicon wafer. The added layer, where the structure and orientation are matched to those of the silicon wafer, includes dopants (impurities) to imbue the substrate with special electronic properties.

excursion	For a manufacturing step or process, a deviation from normal operating conditions that can lead to decreased performance or yield of the final product.

fab	The main manufacturing facility for processing semiconductor wafers.

front-end	The processes that make up the first half of the semiconductor manufacturing process, from wafer start through final contact window processing.

in-situ	Refers to processing steps or tests that are done without moving the wafer. Latin for “in original position.”

interconnect	A highly conductive material, usually aluminum or polysilicon, that carries electrical signals to different parts of a die.

lithography	A process in which a masked pattern is projected onto a photosensitive coating that covers a substrate.

mask shop	A manufacturer that produces the reticles used by semiconductor manufacturers.

metrology	The science of measurement to determine dimensions, quantity or capacity. In the semiconductor industry, typical measurements include critical dimension, overlay and film thickness.

microelectromechanical systems (MEMS)	Micron-sized mechanical devices powered by electricity, created using processes similar to those used to manufacture IC devices.

micron	A metric unit of linear measure that equals 1/1,000,000 meter (10-6m), or 10,000 angstroms (the diameter of a human hair is approximately 75 microns).

nanometer (nm)	One billionth (10-9) of a meter.

narrowband	An illumination source with a narrow spectral bandwidth, such as a laser.

patterned	For semiconductor manufacturing and industries using similar processing technologies, refers to substrates that have electronic circuits (transistors, interconnects, etc.) fabricated on the surface.

photoresist	A radiation-sensitive material that, when properly applied to a variety of substrates and then properly exposed and developed, masks portions of the substrate with a high degree of integrity.

process control	The ability to maintain specifications of product and equipment during manufacturing operations.

reticle	A very flat glass plate that contains the patterns to be reproduced on a wafer.

silicon-on-insulator (SOI)
A substrate technology comprised of a thin top silicon layer separated from the silicon substrate by a thin insulating layer of glass or silicon dioxide, used to improve performance and reduce the power consumption of IC circuits.

substrate	A wafer on which layers of various materials are added during the process of manufacturing semiconductor devices or circuits.

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

__________________
The definitions above are from internal sources, as well as the SEMATECH Dictionary of Semiconductor Terms.

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
The semiconductor equipment industry and other industries that we serve are constantly developing and changing over time. Many of the risks associated with operating in these industries are comparable to the risks faced by all technology companies, such as the uncertainty of future growth rates in the industries that we serve, pricing trends in the end-markets for consumer electronics and other products (which place a growing emphasis on our customers' cost of ownership), changes in our customers' capital spending patterns and, in general, an environment of constant change and development, including decreasing product and component dimensions; use of new materials; and increasingly complex device structures, applications and process steps. If we fail to appropriately adjust our cost structure and operations to adapt to any of these trends, or, with respect to technological advances, if we do not timely develop new technologies and products that successfully anticipate and address these changes, we could experience a material adverse effect on our business, financial condition and operating results.
In addition, we face a number of risks specific to ongoing changes in the semiconductor industry, as the significant majority of our sales are made to semiconductor manufacturers. Some of the trends that our management monitors in operating our business include the following:

•	the increasing cost of building and operating fabrication facilities and the impact of such increases on our customers’ investment decisions;

•	differing market growth rates and capital requirements for different applications, such as memory, logic and foundry;

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

•
the ever escalating cost of next-generation product development, which may result in joint development programs between us and our customers to help fund such programs that could restrict our control of, ownership of and profitability from the products and technologies developed through those programs;

•	the potential industry transition from 300mm to 450mm wafers; and

•
the entry by some semiconductor manufacturers into collaboration or sharing arrangements for capacity, cost or risk with other manufacturers, as well as increased outsourcing of their manufacturing activities, and greater focus only on specific markets or applications, whether in response to adverse market conditions or other market pressures.

Any of the changes described above may negatively affect our customers’ rate of investment in the capital equipment that we produce, which could result in downward pressure on our prices, customer orders, revenues and gross margins. If we do not successfully manage the risks resulting from any of these or other potential changes in our industries, our business, financial condition and operating results could be adversely impacted.
We are exposed to risks associated with a highly concentrated customer base.
Our customer base, particularly in the semiconductor industry, historically has been, and is becoming increasingly, highly concentrated. In this environment, orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. Furthermore, because our products are configured to customer specifications, any changes, delays or cancellations of orders may result in significant, non-recoverable costs. As a result of the consolidation within our customer base, the customers that survive that consolidation represent a greater portion of our sales. Those surviving customers may have more aggressive policies regarding engaging alternative, second-source suppliers for the products we serve and, in addition, may seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. Any of these changes could negatively impact our prices, customer orders, revenues and gross margins. Also, certain customers have undergone significant ownership changes, experienced management changes or have outsourced manufacturing activities, any of which may result in additional complexities in managing customer relationships and transactions. As a result of the challenging economic environment during fiscal year 2009, we were (and in some cases continue to be) exposed to additional risks related to the continued financial viability of certain of our customers. To the extent our customers experience liquidity issues in the future, we may be required to incur additional bad debt expense with respect to receivables owed to us by those customers. In addition, customers with liquidity issues may be forced to discontinue operations or may be acquired by one of our customers, and in either case such event would have the effect of further consolidating our customer base. Any of these factors could have a material adverse effect on our business, financial condition and operating results.

Risks Related to Our Business Model and Capital Structure
If we do not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, our business could be seriously harmed.
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
In addition, the complexity of our products exposes us to other risks. We regularly recognize revenue from a sale upon shipment of the applicable product to the customer (even before receiving the customer's formal acceptance of that product) in certain situations, including sales of products for which installation is considered perfunctory, transactions in which the product is sold to an independent distributor and we have no installation obligations, and sales of products where we have previously delivered the same product to the same customer location and that prior delivery has been accepted. However, our products are very technologically complex and rely on the interconnection of numerous subcomponents (all of which must perform to their respective specifications), so it is conceivable that a product for which we recognize revenue upon shipment may ultimately fail to meet the overall product's required specifications. In such a situation, the customer may be entitled to certain remedies, which could materially and adversely affect our operating results for various periods and, as a result, our stock price.
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
We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. Through our business interruption planning, we seek to minimize the risk of production and service interruptions and/or shortages of key parts by, among other things, monitoring the financial stability of key suppliers, identifying (but not necessarily qualifying) possible alternative suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers. Also, key parts we obtain from some of our suppliers incorporate the suppliers’ proprietary intellectual property; in those cases we are increasingly reliant on third parties for high-performance, high-technology components, which reduces the amount of control we have over the availability and protection of the technology and intellectual property that is used in our products. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk during economic downturns, that would affect their ability to deliver parts and could result in delays for our products. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements and product specifications, or if we are only able to do so on unfavorable terms.
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
Our Board of Directors first instituted a quarterly dividend during the fiscal year ended June 30, 2005. Since that time, we have announced several increases in the amount of our quarterly dividend level. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends may be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
There are risks associated with our outstanding indebtedness.
As of June 30, 2011, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
In addition, in our commercial agreements, from time to time in the normal course of business we indemnify third parties with whom we enter into contractual relationships, including customers and lessors, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. We may be compelled to enter into or accrue for probable settlements of alleged indemnification obligations, or we may be subject to potential liability arising from our customers’ involvements in legal disputes. In addition, notwithstanding the provisions related to limitations on our liability that we seek to include in our business agreements, the counterparties to such agreements may dispute our interpretation or application of such provisions, and a court of law may not interpret or apply such provisions in our favor, any of which could result in an obligation for us to pay material damages to third parties and engage in costly legal proceedings. It is difficult to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in any particular claim. Our business, financial condition and results of operations in a reported fiscal period could be materially and adversely affected if we expend significant amounts in defending or settling any purported claims, regardless of their merit or outcomes.
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
We are exposed to additional risks related to our receipt of external funding for certain strategic development programs from various governments and government agencies, both domestically and internationally. Governments and government agencies typically have the right to terminate funding programs at any time in their sole discretion, so there is no assurance that these sources of external funding will continue to be available to us in the future. In addition, under the terms of these government grants, the applicable granting agency typically has the right to audit the costs that we incur, directly and indirectly, in connection with such programs. Any such audit could result in modifications to, or even termination of, the applicable government funding program. For example, if an audit were to identify any costs as being improperly allocated to the applicable program, those costs would not be reimbursed, and any such costs that had already been reimbursed would have to be refunded. We do not know the outcome of any future audits. Any adverse finding resulting from any such audit could lead to penalties (financial or otherwise), termination of funding programs, suspension of payments, fines and suspension or prohibition from receiving future government funding from the applicable government or government agency, any of which could adversely impact our operating results, financial condition and ability to operate our business.
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
As noted above, we recorded a material charge during the fiscal year ended June 30, 2009 related to the impairment of our goodwill and purchased intangible assets. Goodwill represents the excess of costs over the net fair value of net assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with authoritative guidance for goodwill. Purchased intangible assets with estimable useful lives are amortized over their respective estimated useful lives using the straight-line method, and are reviewed for impairment in accordance with authoritative guidance for long-lived assets. The valuation of goodwill and intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. A substantial decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we previously used to calculate the value of our goodwill or intangible assets (and, as applicable, the amount of any previous impairment charge), could result in a change to the estimation of fair value that could result in an additional impairment charge.
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
General Commercial, Operational, Financial and Regulatory Risks
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
In addition, a decline in the condition of the global financial markets could adversely impact the market values or liquidity of our investments. Our investment portfolio includes corporate and government securities, money market funds and other types of debt and equity investments. Although we believe our portfolio continues to be comprised of sound investments due to the quality and (where applicable) credit ratings and government guarantees of the underlying investments, a decline in the capital and financial markets would adversely impact the market value of our investments and their liquidity. If the market value of such investments were to decline, or if we were to have to sell some of our investments under illiquid market conditions, we may be required to recognize an impairment charge on such investments or a loss on such sales, either of which could have an adverse effect on our financial condition and operating results.
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

•	longer payment cycles and difficulties in collecting accounts receivable outside of the United States;

•	difficulties in managing foreign distributors (including monitoring and ensuring our distributors' compliance with all applicable United States and local laws); and

•	inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions.
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
We are subject to various risks related to compliance with new, existing, different, inconsistent or even conflicting laws, rules and regulations enacted by legislative bodies and/or regulatory agencies in the countries in which we operate and with which we must comply, including environmental, safety, antitrust, anti-corruption/anti-bribery and export control regulations. Our failure or inability to comply with existing or future laws, rules or regulations, or changes to existing laws, rules or regulations (including changes that result in inconsistent or conflicting laws, rules or regulations), in the countries in which we operate could result in violations of contractual or regulatory obligations that may adversely affect our operating results, financial condition and ability to conduct our business.
Our properties and many aspects of our business operations are subject to various domestic and international environmental laws and regulations, including those that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals, gases and other substances. Any failure to comply with applicable environmental laws, regulations or requirements may subject us to a range of consequences, including fines, suspension of certain of our business activities, limitations on our ability to sell our products, obligations to remediate environmental contamination, and criminal and civil liabilities or other sanctions. In addition, changes in environmental regulations (including regulations relating to climate change and greenhouse gas emissions) could require us to invest in potentially costly pollution control equipment, alter our manufacturing processes or use substitute (potentially more expensive and/or rarer) materials. Further, we use hazardous and other regulated materials that subject us to risks of strict liability for damages caused by any release, regardless of fault. We also face increasing complexity in our manufacturing, product design and procurement operations as we adjust to new and prospective requirements relating to the materials composition of our products, including restrictions on lead and other substances and requirements to track the sources of certain metals and other materials. The cost of complying, or of failing to comply, with these and other regulatory restrictions or contractual obligations could adversely affect our operating results, financial condition and ability to conduct our business.
In addition, we may from time to time be involved in legal proceedings or claims regarding employment, contracts, product performance, product liability, antitrust, environmental regulations, securities, unfair competition and other matters (in addition to proceedings and claims related to intellectual property matters, which are separately discussed elsewhere in this Item 1A). These legal proceedings and claims, regardless of their merit, may be time-consuming and expensive to prosecute or defend, divert management’s attention and resources, and/or inhibit our ability to sell our products. There can be no assurance regarding the outcome of current or future legal proceedings or claims, which could adversely affect our operating results, financial condition and ability to operate our business.
We depend on key personnel to manage our business effectively, and if we are unable to attract, retain and motivate our key employees, our sales and product development could be harmed.
Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies worldwide has increased demand and competition for qualified personnel. If we are unable to retain key personnel, or if we are not able to attract, assimilate and retain additional highly qualified employees to meet our needs in the future, our business and operations could be harmed.
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

In addition, as part of our cost-cutting actions, we have consolidated several operating facilities. Our California operations are now primarily centralized in our Milpitas facility. The consolidation of our California operations into a single campus could further concentrate the risks related to any of the disruptive events described above, such as acts of war or terrorism, earthquakes, fires or other natural disasters, if any such event were to impact our Milpitas facility.
We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war. If international political instability continues or increases, our business and results of operations could be harmed.
The threat of terrorism targeted at, or acts of war in, the regions of the world in which we do business increases the uncertainty in our markets. Any act of terrorism or war that affects the economy or the semiconductor industry could adversely affect our business. Increased international political instability in various parts of the world, disruption in air transportation and further enhanced security measures as a result of terrorist attacks may hinder our ability to do business and may increase our costs of operations. We maintain significant manufacturing and research and development operations in Israel, an area that has historically experienced a high degree of political instability, and we are therefore exposed to risks associated with future instability in that region. Such instability could directly impact our ability to operate our business (or our customers' ability to operate their business) in the affected region, cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. This same instability could have the same effects on our suppliers and their ability to timely deliver their products. If international political instability continues or increases in any region in which we do business, our business and results of operations could be harmed. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.
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
We are exposed to foreign currency exchange rate fluctuations. Although we hedge certain currency risks, we may still be adversely affected by changes in foreign currency exchange rates or declining economic conditions in these countries.
We have some exposure to fluctuations in foreign currency exchange rates, primarily the Euro and the Japanese Yen. We have international subsidiaries that operate and sell our products globally. In addition, an increasing proportion of our manufacturing activities are conducted outside of the United States, and many of the costs associated with such activities are denominated in foreign currencies. We routinely hedge our exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations, but these hedges may be inadequate to protect us from currency exchange rate fluctuations. To the extent that these hedges are inadequate, or if there are significant currency exchange rate fluctuations in currencies for which we do not have hedges in place, our reported financial results or the way we conduct our business could be adversely affected. Furthermore, if a financial counterparty to our hedges experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.
We are exposed to fluctuations in interest rates and the market values of our portfolio investments; impairment of our investments could harm our earnings. In addition, we and our stockholders are exposed to risks related to the volatility of the market for our common stock.
Our investment portfolio primarily consists of both corporate and government debt securities that have a maximum effective maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As market interest rates and bond yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. We have the ability to realize the full value of all these investments upon maturity. However, an impairment of the fair market value of our investments, even if unrealized, must be reflected in our financial statements for the applicable period and may therefore have a material adverse effect on our results of operations for that period.

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
A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions; changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental United States international tax reform; changes in generally accepted accounting principles; and the repatriation of earnings from outside the United States for which we have not previously provided for United States taxes. A change in our effective tax rate can adversely impact our results from operations.
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
New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation rules have occurred and will continue to occur in the future. Changes to (or revised interpretations or applications of) existing tax or accounting rules or the questioning of current or past practices may adversely affect our reported financial results or the way we conduct our business.
For example, the adoption of the authoritative guidance for stock-based compensation, which required us to measure all employee stock-based compensation awards using a fair value method beginning in fiscal year 2006 and record such expense in our consolidated financial statements, has had a material impact on our consolidated financial statements, as reported under accounting principles generally accepted in the United States.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our principal properties as of June 30, 2011 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Milpitas, CA	Office, plant and warehouse	Principal Executive Offices, Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	727,302	Owned

Santa Clara, CA	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing and Service	50,400	Leased

Westwood, MA(1)	Office and plant	Research, Engineering, Marketing, Manufacturing and Service	116,908	Leased

Leuven, Belgium(1)	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing and Service and Sales Administration	99,315	Owned

Shenzhen, China	Office and plant	Sales, Service and Manufacturing	33,571	Leased

Weilburg, Germany	Office and plant	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	159,732	Leased

Chennai, India(2)	Office	Engineering	79,668	Owned

Migdal Ha’Emek, Israel	Office and plant	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	89,996	Owned

Yokohama, Japan	Office and warehouse	Sales, Service and Warehouse	37,418	Leased

Serangoon, Singapore(3)	Office and plant	Manufacturing	185,809	Owned

Hsinchu, Taiwan	Office	Sales and Service	73,676	Leased
 __________________

(1)	Portions of this property are sublet, are vacant and marketed to sublease, or are leased to third parties.

(2)	Portions of this property are being made available for sale.

(3)	We own the building at our location in Serangoon, Singapore, but the land on which this building resides is leased.
As of June 30, 2011, we owned or leased a total of approximately 1.9 million square feet of space worldwide, including the locations listed above and office space for smaller sales and service offices in several locations throughout the world. Our operating leases expire at various times through July 31, 2018 with renewal options at the fair market value for additional periods up to five years. Additional information regarding these leases is incorporated herein by reference from Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements. We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs, even after giving effect to the sale of certain properties as noted above.

ITEM 3.	LEGAL PROCEEDINGS
Indemnification Obligations
As a result of our indemnification obligations in connection with the litigation and government inquiries related to our historical stock option practices, we are currently paying defense costs to one former officer and employee facing an SEC civil action to which we are not a party, and we are also obligated to pay the attorneys' fees and expenses incurred by former employees in connection with discovery undertaken in that case. We are further incurring costs associated with retaining counsel to respond to discovery requests and otherwise representing us in that litigation. Although the maximum potential amount of future payments we could be required to make under these arrangements is theoretically unlimited, we believe the fair value of this liability, to the extent estimable, is appropriately considered within the reserve we have established for currently pending legal proceedings.
Other Legal Matters
We are named from time to time as a party to lawsuits in the normal course of our business. Actions filed against us include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. We believe the amounts reflected in our consolidated financial statements are adequate in light of the probable and estimated liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in our consolidated financial statements or will not have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “KLAC.”
The prices per share reflected in the following table represent the high and low closing prices for our common stock on the NASDAQ Global Select Market for the periods indicated:

	Year ended June 30, 2011		Year ended June 30, 2010
	High	Low	High	Low
First Fiscal Quarter	$35.23	$27.16	$35.86	$25.13
Second Fiscal Quarter	$40.16	$34.24	$37.40	$31.24
Third Fiscal Quarter	$51.21	$37.69	$37.12	$28.09
Fourth Fiscal Quarter	$46.80	$38.10	$35.30	$27.88
We paid dividends to holders of our common stock during each of the quarters in the fiscal years ended June 30, 2011 and 2010. The total amount of dividends paid during the fiscal years ended June 30, 2011 and 2010 was $167.4 million and $102.4 million, respectively, reflecting an increase during the fiscal year ended June 30, 2011 to the level of our quarterly dividend from $0.15 to $0.25 per share. On July 12, 2011, we announced that our Board of Directors had authorized a further increase in the level of our quarterly dividend from $0.25 to $0.35 per share. Following such announcement, during the first quarter of the fiscal year ending June 30, 2012, our Board of Directors approved a quarterly cash dividend of $0.35 per share, which was declared on August 4, 2011 and will be paid on September 1, 2011 to our stockholders of record on August 15, 2011.
As of July 21, 2011, there were 577 holders of record of our common stock.
Equity Repurchase Plans
The following is a summary of stock repurchases for each month during the fourth quarter of the fiscal year ended June 30, 2011(1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2011 to April 30, 2011	432,523	$43.72	9,957,126
May 1, 2011 to May 31, 2011	443,315	$42.95	9,513,811
June 1, 2011 to June 30, 2011	497,497	$40.01	9,016,314
Total	1,373,335	$42.13
  __________________

(1)
In July 1997, our Board of Directors authorized us to systematically repurchase up to 17.8 million shares of our common stock in the open market. This plan was put into place to reduce the dilution from our employee benefit and incentive plans, such as our equity incentive and employee stock purchase plans, and to return excess cash to our stockholders. Our Board of Directors has authorized us to repurchase additional shares of our common stock under the repurchase program in February 2005 (up to 10.0 million shares), February 2007 (up to 10.0 million shares), August 2007 (up to 10.0 million shares), June 2008 (up to 15.0 million shares), and February 2011 (up to 10.0 million shares), in each case in addition to the originally authorized 17.8 million shares described in the first sentence of this footnote.

(2)	All shares were purchased pursuant to the publicly announced repurchase program described in footnote 1 above.

(3)
The stock repurchase program has no expiration date. Future repurchases of our common stock under our repurchase program may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.

Stock Performance Graph and Cumulative Total Return
The following graph compares the cumulative 5-year total return attained by stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index (as required by SEC regulations) and the Philadelphia Semiconductor Index (PHLX). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2006 to June 30, 2011.

	6/06	6/07	6/08	6/09	6/10	6/11
KLA-Tencor Corporation	100.00	133.51	100.14	63.88	71.89	107.11
S&P 500	100.00	120.59	104.77	77.30	88.46	115.61
PHLX Semiconductor	100.00	120.40	102.30	78.14	95.90	119.88
__________________
 * Assumes $100 invested on June 30, 2006 in stock or index-including reinvestment of dividends.
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

	Year ended June 30,
(In thousands, except per share data)	2011	2010	2009	2008	2007
Consolidated Statements of Operations:
Revenues	$3,175,167	$1,820,760	$1,520,216	$2,521,716	$2,731,229
Income (loss) from operations	$1,160,330	$314,166	$(577,941)	$499,376	$589,868
Net income (loss)	$794,488	$212,300	$(523,368)	$359,083	$528,098
Cash dividend declared per share	$1.00	$0.60	$0.60	$0.60	$0.48
Net income (loss) per share:
Basic	$4.75	$1.24	$(3.07)	$1.99	$2.68
Diluted	$4.66	$1.23	$(3.07)	$1.95	$2.61

	As of June 30,
	2011	2010	2009	2008	2007
Consolidated Balance Sheets:
Cash, cash equivalents and marketable securities	$2,038,535	$1,534,044	$1,329,884	$1,579,383	$1,710,629
Working capital	$2,793,992	$2,063,678	$1,851,635	$2,085,432	$2,247,209
Total assets	$4,675,521	$3,907,056	$3,609,538	$4,848,390	$4,623,249
Long-term debt(1)	$746,290	$745,747	$745,204	$744,661	$—
Total stockholders’ equity	$2,860,893	$2,246,611	$2,184,392	$2,981,730	$3,550,042
  __________________

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our related disclosure in this Annual Report on Form 10-K. The items in our financial statements requiring significant estimates and judgments are as follows:
Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. We derive revenue from three sources—sales of systems, spare parts and services. We typically recognize revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. Under certain circumstances, however, we recognize revenue prior to acceptance from the customer, as follows:

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

•
When the customer withholds acceptance due to issues unrelated to product performance, revenue is recognized when the system is performing as intended and meets all published and contractually agreed specifications.

•	When the system is damaged during transit and title has passed to the customer, revenue is recognized upon receipt of cash payment from the customer.
We enter into sales arrangements that may consist of multiple deliverables of our products and services where certain elements of the sales arrangement are not delivered and accepted in one reporting period.  Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units.  Additionally, judgment is required to interpret various commercial terms and determine when all criteria of revenue recognition have been met in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the estimated sales price between the accounting units will not affect the amount of total revenue recognized for a particular arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could have a material effect on our financial position and results of operations.
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

Service and maintenance contract revenue is recognized ratably over the term of the maintenance contract. If maintenance is included in an arrangement that includes a software license agreement, amounts related to maintenance are allocated based on fair value. Services performed in the absence of a contract, such as consulting and training revenue, are recognized when the related services are performed and collectibility is reasonably assured.
The deferred system profit balance equals the amount of deferred system revenue that was invoiced and due on shipment, less applicable product and warranty costs. Deferred system revenue represents the value of products that have been shipped and billed to customers which has not met our revenue recognition criteria. Deferred system profit does not include the profit associated with product shipments to customers in Japan, to whom title does not transfer until customer acceptance. Shipments to customers in Japan are classified as inventory at cost until the time of acceptance.
We also defer the fair value of non-standard warranty bundled with equipment sales as unearned revenue. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is recognized ratably as revenue when the applicable warranty term period commences.
Inventories. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Demonstration units are stated at their manufacturing cost and written down to their net realizable value. Our manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and spoilage are recognized as current period charges. We write down product inventory based on forecasted demand and technological obsolescence and parts inventory based on forecasted usage. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.
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
Allowance for Doubtful Accounts. A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon our assessment of the expected collectibility of the accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. We take into consideration (1) any circumstances of which we are aware of a customer’s inability to meet its financial obligations; and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, such that the financial conditions of our customers are adversely affected and they are unable to meet their financial obligations to us, we may need to take additional allowances, which would result in a reduction of our net income.
Stock-Based Compensation. We account for stock-based awards exchanged for employee services based on the fair value of those awards. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes valuation model for purchase rights under our Employee Stock Purchase Plan and using the closing price of our common stock on the grant date for restricted stock units. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected life and the expected price volatility of the underlying stock. The expected stock price volatility assumption is based on the market-based implied volatility from traded options of our common stock.
Contingencies and Litigation. We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and recognize as expense the estimated costs expected to be incurred over the next twelve months to defend or settle asserted and unasserted claims existing as of the balance sheet date. See Item 3, “Legal Proceedings” and Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements for a detailed description.

Goodwill and Intangible Assets. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See Note 6, “Goodwill and Purchased Intangible Assets” to the Consolidated Financial Statements for a detailed description. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We conducted our annual evaluation of goodwill by reporting unit during the three months ended December 31, 2010 and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the three months ended December 31, 2010. The next annual evaluation of the goodwill by reporting unit will be performed in the three months ending December 31, 2011.
Income Taxes. We account for income taxes in accordance with the authoritative guidance, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that a valuation allowance was necessary against a portion of the deferred tax assets, but our future taxable income will be sufficient to recover the remainder of our deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we could be required to record a valuation allowance against our deferred tax assets. This would result in an increase to our tax provision in the period in which we determined that the recovery was not probable.
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
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with the authoritative guidance on accounting for uncertainty in income taxes, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.
Valuation of Marketable Securities. Our investments in available-for-sale securities are reported at fair value. Unrealized gains related to increases in the fair value of investments and unrealized losses related to decreases in the fair value are included in accumulated other comprehensive income (loss), net of tax, as reported on our Consolidated Statements of Stockholders’ Equity. However, changes in the fair value of investments impact our net income only when such investments are sold or impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis. We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration of the investment, the extent to which the fair value of an investment is less than its cost, the credit rating and any changes in credit rating for the investment, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

Effects of Recent Accounting Pronouncements
In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. The amendment becomes effective retrospectively for our interim period ending March 31, 2012. Early adoption is permitted. We do not expect that this guidance will have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.
In May 2011, the FASB amended its guidance, to converge fair value measurement and disclosure guidance about fair value measurement under U.S. GAAP with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for our interim period ending March 31, 2012. Early application is not permitted. We do not expect the amendment to have a material impact on our financial position, results of operations or cash flows.
In December 2010, the FASB amended its guidance on goodwill and other intangible assets. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment was effective for our interim period ended March 31, 2011. The amendment did not have an impact on our financial position, results of operations or cash flows.
In December 2010, the FASB amended its guidance on business combinations. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenues and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The amendment was effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The amendment did not have an impact on our financial position, results of operations or cash flows.
In April 2010, the FASB amended its guidance on share-based payment awards denominated in certain currencies. The amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This amendment becomes effective for our interim period ending September 30, 2011. We do not expect the implementation to have a material impact on our financial position, results of operations or cash flows.
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
EXECUTIVE SUMMARY
KLA-Tencor Corporation is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Our broad portfolio of products and services primarily supports integrated circuit (“IC” or “chip”) manufacturers throughout the semiconductor fabrication process, from research and development to final volume production. We provide leading-edge equipment, software and support that enable IC manufacturers to identify, resolve and manage significant advanced technology manufacturing process challenges and obtain higher finished product yields at lower overall cost. In addition to serving the semiconductor industry, we also provide a range of technology solutions to a number of other high technology industries, including the light emitting diode (“LED”), data storage and photovoltaic industries, as well as general materials research.
Our products and services are used by the vast majority of bare wafer, IC, lithography reticle ("reticle" or "mask") and disk manufacturers in the world. Our equipment, services and expertise are used by our customers to measure and control nanometric-level manufacturing processes, and to detect, analyze and resolve critical product defects that arise in that environment. Our revenues are driven largely by our customers' spending on capital equipment and related maintenance services necessary to support key transitions in their underlying product technologies, or to increase their production volumes in response to market demand. Our semiconductor customers generally operate in one or more of the three major semiconductor markets -- memory, foundry and logic. All three of these markets are characterized by rapid technological changes and sudden shifts in end-user demand, which influences the level and pattern of our customers' spending on our products and services. Although capital spending in all three semiconductor markets has been historically very cyclical, the demand for more advanced and lower cost chips used in a growing number of consumer electronics, communications, data processing, and industrial products has resulted in favorable long-term revenue growth rates for our process control and yield management solutions. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications, as well as to reduce cost. We expect that this in turn will drive long-term increased adoption of process control equipment and services that reduce semiconductor defectivity and improve manufacturing yields.
As a supplier to the global semiconductor and semiconductor-related industries, we are subject to the cyclical capital spending that characterizes these industries. The timing, length and volatility of a capacity oriented capital spending cycle of our customers are unpredictable. In addition, our customer base continues to become more highly concentrated over time, thereby increasing the potential impact of a sudden change in capital spending by a major customer on our revenues and profitability. Nonetheless, we believe that over the long-term our customers will continue to increase their total spending on process control and yield management solutions, in response to the challenges posed by shrinking device sizes, the transition to new production materials, new device and circuit architecture, more demanding lithography processes, the transition from 300 millimeter to 450 millimeter wafers, and new back-end packaging techniques.
The growing use of increasingly sophisticated semiconductor devices in communications, consumer electronics, data processing, and automotive and aerospace products, combined with a somewhat improved economic environment during the fiscal year ended June 30, 2011, particularly in Asia, caused many of our customers to invest in additional semiconductor manufacturing capabilities and capacity. These investments included process control and yield management equipment and services, which had a significant favorable impact on our revenues, compared to the prior fiscal year. The resulting increase in revenues allowed us to leverage our infrastructure and improve manufacturing capacity utilization, driving an improvement in gross margin as a percentage of revenue, again as compared to the previous year.
In recent weeks, however, there have been indications that the industry demand environment may be slowing in the near-term, as some of our customers appear to be reassessing their capacity expansion plans and timelines. Nevertheless, we believe that our customers remain committed to their roadmaps toward shrinking device sizes and other technological advancements as a means for driving future competitive differentiation and to lower costs, leaving the longer term drivers underlying growth in our industry intact.
The following table sets forth some of our key consolidated financial information for each of our last three fiscal years:

	Year ended June 30,
(Dollar amounts in thousands)	2011	2010	2009
Total revenues	$3,175,167	$1,820,760	$1,520,216
Costs of revenues	$1,259,243	$815,662	$864,824
Gross margin percentage	60%	55%	43%
Net income (loss)	$794,488	$212,300	$(523,368)
Diluted income (loss) per share	$4.66	$1.23	$(3.07)
The results for the fiscal years ended June 30, 2011 and 2010 reflected improved fundamentals in the semiconductor industry driven by reduced uncertainty over the global economic environment and continued economic growth in much of Asia. As we increased our business activity levels and shipped more products to our customers during the fiscal years ended June 30, 2011 and 2010, we continued to maintain cost discipline, which resulted in improved gross margins as well as net income.

The results for the fiscal year ended June 30, 2009 were adversely impacted by the weak demand for semiconductor capital equipment and service due to the unfavorable global economic and industry conditions. The macroeconomic uncertainty led our customers to significantly reduce their factory operations and spending. While we took actions to restructure our operations and reduce our cost structure in response to the deteriorating market conditions, the rapid decline in revenues resulted in a significant deterioration in gross margins and a net loss. Our financial results for the fiscal year ended June 30, 2009 also included significant charges associated with impairment of goodwill, purchased intangible assets and other long-lived assets, as well as restructuring programs. In the fiscal year ended June 30, 2009, we completed the acquisition of the Microelectronic Inspection Equipment business unit (“MIE business unit”) of Vistec Semiconductor Systems for net cash consideration of $141.4 million. The acquired MIE business unit is a provider of mask registration measurement tools, Scanning Electron Microscope (“SEM”) based tools for mask critical dimension measurement and macro defect inspection systems.
Revenues and Gross Margin

	Year ended June 30,
(Dollar amounts in thousands)	2011	2010	2009	FY11 vs. FY10		FY10 vs. FY09
Revenues:
Product	$2,613,438	$1,324,270	$1,062,126	$1,289,168	97%	$262,144	25%
Service	561,729	496,490	458,090	65,239	13%	38,400	8%
Total revenues	$3,175,167	$1,820,760	$1,520,216	$1,354,407		$300,544
Costs of revenues	$1,259,243	$815,662	$864,824	$443,581	54%	$(49,162)	(6)%
Gross margin percentage	60%	55%	43%	5%		12%
Product revenues
Product revenues increased in the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010 primarily as a result of increased shipment and acceptance of our products within the year. Many of our customers continued to maintain high levels of capital spending for advanced technology development as well as capacity related investments, resulting in an increase in the number of tools that we sold and revenues that we recognized across each of the three major semiconductor markets (memory, foundry and logic), compared to the fiscal year ended June 30, 2010. Our revenues have continued to grow each quarter over the past two years, as we continued to increase production, ship products and provide services to our customers to meet their process control and yield management requirements. An increase in the sales of both our defect inspection and metrology equipment contributed to the increase in the number of tools that we sold during the fiscal year ended June 30, 2011, compared to the fiscal year ended June 30, 2010.
Product revenues increased in the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009 as a result of increased capital spending by customers for both technology and capacity related investments of process control equipment, in response to strong semiconductor electronics end market demand. New semiconductor manufacturing products targeted towards advanced production nodes were significant contributors to this increase in revenue as customers, particularly those serving the foundry market, added production capacity. These factors contributed to an increase in the number of tools that we sold during the fiscal year ended June 30, 2010, compared to the fiscal year ended June 30, 2009. The increase in tool sales over fiscal year ended June 30, 2009 was primarily driven by an increase in our sales of defect inspection equipment.
For the fiscal years ended June 30, 2011, 2010 and 2009, the following customers each accounted for more than 10% of total revenues:

Year ended June 30,
2011	2010	2009
Intel Corporation	Intel Corporation	Intel Corporation
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited	Samsung Electronics Co., Ltd.
Samsung Electronics Co., Ltd.	—	—

Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of service revenues generated is generally a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems. Service revenues continued to steadily increase during the fiscal year ended June 30, 2011 compared to the fiscal years ended June 30, 2010 and 2009 as a result of an increase in the number of post-warranty systems installed at our customers' sites as well as higher factory utilization by our customers.
Revenues by region
Revenues by region for the periods indicated were as follows:

	Year ended June 30,
(Dollar amounts in thousands)	2011		2010		2009
United States	$610,955	19%	$341,079	19%	$372,887	24%
Taiwan	864,378	27%	688,089	38%	181,411	12%
Japan	413,208	13%	239,393	13%	437,081	29%
Europe & Israel	340,249	11%	111,497	6%	162,665	11%
Korea	480,488	15%	151,198	8%	187,624	12%
Rest of Asia	465,889	15%	289,504	16%	178,548	12%
Total	$3,175,167	100%	$1,820,760	100%	$1,520,216	100%
A significant portion of our revenues continue to be generated in Asia, where a substantial portion of the world’s semiconductor manufacturing capacity is located, and we expect that trend to continue.
Gross margin
Our gross margin fluctuates with revenue levels and product mix and is affected by variations in costs related to manufacturing and servicing our products, including our ability to scale our operations efficiently and effectively in response to prevailing business conditions. Over the past several years, we have embarked on various advanced product development, customer satisfaction improvement and globalization initiatives to improve our competitiveness and gross margins. Over the past eight quarters, our gross margin has generally benefited from the operating efficiencies associated with increasing revenues over that period.
The following tables summarize the major factors that contributed to the changes in gross margin percentage:

Gross Margin Percentage
June 30, 2009	43.1%
Revenue volume of products and service	2.4%
Mix of products and services sold	(1.5)%
Manufacturing labor, overhead and efficiencies	4.1%
Other service and manufacturing costs	7.1%
June 30, 2010	55.2%
Revenue volume of products and service	3.9%
Mix of products and services sold	(0.1)%
Manufacturing labor, overhead and efficiencies	1.6%
Other service and manufacturing costs	(0.3)%
June 30, 2011	60.3%
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
Our gross margin increased to 60.3% during the fiscal year ended June 30, 2011 from 55.2% during the fiscal year ended June 30, 2010 primarily due to increased demand and revenue from the sale of advanced technology defect inspection and metrology products.
Our gross margin percentage increased to 55.2% during the fiscal year ended June 30, 2010 from 43.1% during the fiscal year ended June 30, 2009 primarily due to demand for new high value products, significant volume efficiencies in manufacturing operations worldwide, lower inventory obsolescence, as well as a lower overall manufacturing cost structure as a result of our outsourcing and globalization initiatives. In addition, productivity improvements resulting from better utilization of field service resources contributed to the gross margin improvement.
Engineering, Research and Development (“R&D”)

	Year ended June 30,
(Dollar amounts in thousands)	2011	2010	2009	FY11 vs. FY10		FY10 vs. FY09
R&D expenses	$386,163	$329,560	$371,463	$56,603	17%	$(41,903)	(11)%
R&D expenses as a percentage of total revenues	12%	18%	24%	(6)%		(6)%
R&D expenses during the fiscal year ended June 30, 2011 increased compared to the fiscal year ended June 30, 2010, primarily due to an increase in engineering material costs of $24.2 million for program development related to our next-generation defect inspection products, an increase in employee-related expenses of $27.8 million as a result of additional engineering headcount and higher variable compensation, and an increase in external services of $9.7 million to support expanded R&D activities, partially offset by an increase of $5.1 million in benefit to R&D expense from external funding.
R&D expenses during the fiscal year ended June 30, 2010 decreased compared to the fiscal year ended June 30, 2009, even as we made significant investments in product research and development. The decrease during the fiscal year ended June 30, 2010 was primarily attributable to cost reduction activities initiated during the fiscal year ended June 30, 2009, the benefits of which were fully realized in the fiscal year ended June 30, 2010, partially offset by higher variable compensation. In addition, development material costs and consulting services related to R&D product development decreased compared to the fiscal year ended June 30, 2009 as certain significant new products completed the product development cycle during the fiscal year ended June 30, 2009 and came to market in the fiscal year ended June 30, 2010. The decrease in R&D expenses primarily consisted of a decrease in employee-related expenses of $11.2 million; a decrease in engineering material costs of $14.1 million; a decrease in external services of $5.1 million; and a decrease in depreciation of fixed assets, amortization of intangibles and expensed in-process R&D (“IPR&D”) of $15.5 million; offset by a decrease in benefit to R&D expense from external funding of $8.0 million.
During the fiscal year ended June 30, 2009, we expensed IPR&D of $8.6 million upon the completion of the acquisitions during the applicable fiscal year in connection with acquired intellectual property for which, as of the acquisition date, technological feasibility had not been established and no future alternative uses existed. The fair value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows from projects to their net present value. Future cash flows were estimated, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. We determined a discount rate for each project based on the relative risks inherent in the project’s development horizon, the estimated costs of development, and the level of technological change in the project and the industry, among other factors. IPR&D was expensed upon acquisition because technological feasibility had not been achieved and no future alternative uses existed. The development of these technologies remains a risk due to the remaining efforts to achieve technological feasibility, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements.
R&D expenses include the benefit of $18.8 million, $13.7 million and $21.7 million of external funding received during the fiscal years ended June 30, 2011, 2010 and 2009, respectively, for certain strategic development programs primarily from government grants. We expect our R&D expenses to increase with increases in our business activity levels as we accelerate our investments in critical programs focusing on new technologies and enhancements to existing products.

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
Selling, General and Administrative (“SG&A”)

	Year ended June 30,
(Dollar amounts in thousands)	2011	2010	2009	FY11 vs. FY10		FY10 vs. FY09
SG&A expenses	$369,431	$361,372	$415,126	$8,059	2%	$(53,754)	(13)%
SG&A expenses as a percentage of total revenues	12%	20%	27%	(8)%		(7)%
SG&A expenses during the fiscal year ended June 30, 2011 were higher compared to the fiscal year ended June 30, 2010 primarily due to increases in employee-related expenses of $37.0 million as a result of additional headcount to support higher sales volume and higher variable compensation, partially offset by a decrease in asset impairment charges of $13.4 million, a decrease in legal expenses of $9.1 million related to our historical stock option practices and certain indemnification obligations, and an increase in bad debt recovery of $6.7 million.
SG&A expenses during the fiscal year ended June 30, 2010 were lower compared to the fiscal year ended June 30, 2009 primarily due to cost reduction activities initiated during the fiscal year ended June 30, 2009, the benefits of which were fully realized in the fiscal year ended June 30, 2010, partially offset by higher variable compensation. The decrease in SG&A expenses primarily consisted of a decrease in employee-related expenses of $21.3 million and a decrease in depreciation of fixed assets and amortization of intangibles of $10.5 million, partially offset by an increase in legal expenses for stockholder litigation relating to our historical stock option practices of $3.0 million. In addition, $2.9 million of bad debt recovery was recorded in the fiscal year ended June 30, 2010, compared to $23.2 million of bad debt expense recorded in the fiscal year ended June 30, 2009.
Interest Income and Other, Net

	Year ended June 30,
(Dollar amounts in thousands)	2011	2010	2009
Interest income and other, net	$4,064	$31,532	$30,749
Interest expense	$54,328	$54,517	$55,339
Interest income and other, net as a percentage of total revenues	0%	2%	2%
Interest expense as a percentage of total revenues	2%	3%	4%
Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, gains or losses from revaluation of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, and impairments associated with equity investments in privately-held companies. The decrease in interest income and other, net during the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010 was primarily attributable to impairment charges of $9.9 million recorded during the fiscal year ended June 30, 2011 for equity investments in privately-held companies and partially offset by an international tax reserve benefit of $15.9 million due to the expiration of a statute of limitations relating to an uncertainty in our position with respect to a foreign transaction-based tax during the fiscal year ended June 30, 2010. Interest income and other, net during the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009 remained flat.
Interest expense is primarily attributable to the $750 million aggregate principal amount of senior fixed rate notes that we issued in the fourth quarter of the fiscal year ended June 30, 2008.

Provision for Income Taxes
The following table provides details of income taxes:

(In thousands)	Year ended June 30,
	2011	2010	2009
Income (loss) before income taxes	$1,110,066	$291,181	$(602,531)
Provision for (benefit from) taxes	315,578	78,881	(79,163)
Effective tax rate	28.4%	27.1%	13.1%

The provision for income taxes differs from the statutory U.S. federal rate primarily due to foreign income with lower tax rates and tax credits, offset by state taxes, the tax effects of employee stock activity and other factors.
Tax expense as a percentage of income during the fiscal year ended June 30, 2011 was 28.4% compared to 27.1% for the fiscal year ended June 30, 2010. Tax expense increased primarily from an increase in state tax expense, a decrease in the benefit from lower income earned outside the U.S. with lower tax rates, and an increase in tax reserves, offset by a decrease in the effect of shortfalls from employee stock activity.
Tax expense as a percentage of income during the year ended June 30, 2010 was 27.1% compared to a benefit of 13.1% as a percentage of a loss in the fiscal year ended June 30, 2009. The difference in the percentages was primarily due to a decrease in the benefit on the loss incurred in the fiscal year ended June 30, 2009 from a goodwill impairment charge of $277.0 million related to certain business units, which was non-deductible for tax purposes, and $38.1 million in additional tax expense due to a reduction in non-current deferred tax assets. The reduction in the deferred tax asset was a result of the adoption of California budget legislation, signed on February 20, 2009, which will allow a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. We expect to make the election to use the alternative method to attribute taxable income to California for our fiscal year ending June 30, 2012. In addition, there was less income earned outside the U.S. subject to lower tax rates in the fiscal year ended June 30, 2009.
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
We incurred $15.2 million and $12.0 million in additional tax expense during the fiscal year ended June 30, 2011 and 2010, respectively, due to shortfalls from employee stock activity. Windfall tax benefits arise when a company's tax deduction for employee stock activity exceeds book compensation for the same activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes.
For the fiscal year ending June 30, 2012, cumulative shortfalls from employee stock activity may continue to exceed cumulative windfalls from employee stock activity, and we may therefore report higher provision for income taxes as a result. Because we cannot determine all of the factors that will enter into our income tax expense computation for the fiscal year ending June 30, 2012, we cannot currently estimate this impact on our tax rate for the next fiscal year.
In the normal course of business, we are subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income or other taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our results of operations or cash flows in the period or periods for which that determination is made.

Liquidity and Capital Resources

	As of June 30,
(Dollar amounts in thousands)	2011	2010		2009
Cash and cash equivalents	$711,329	$529,918		$524,967
Marketable securities	1,327,206	1,004,126		804,917
Total cash, cash equivalents and marketable securities	$2,038,535	$1,534,044	0	$1,329,884
Percentage of total assets	44%	39%		37%

	Year ended June 30,
(In thousands)	2011	2010		2009
Net cash provided by operating activities	$823,166	$447,800		$195,684
Net cash used in investing activities	(359,510)	(227,964)		(484,900)
Net cash used in financing activities	(300,155)	(216,331)		(299,117)
Effect of exchange rate changes on cash and cash equivalents	17,910	1,446		(14,806)
Net increase (decrease) in cash and cash equivalents	$181,411	$4,951		$(603,139)
As of June 30, 2011, our cash, cash equivalents and marketable securities totaled $2 billion, which is an increase of $504 million from June 30, 2010. As of June 30, 2011, $678 million of the $2 billion of cash, cash equivalents, and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to permanently reinvest approximately $421 million of the cash held by our foreign subsidiaries. If, however, a portion of these funds were to be needed for our operations in the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from where the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $257 million of the $678 million held by our foreign subsidiaries and branch offices.  As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
The total amount of dividends paid during the fiscal years ended June 30, 2011, 2010 and 2009 was $167 million, $102 million and $102 million, respectively. The increase in the total amount of dividends paid during the fiscal year ended June 30, 2011 compared to the preceding fiscal years reflects an increase during the quarter ended September 30, 2010 to the level of our quarterly dividend from $0.15 to $0.25 per share. On July 12, 2011, we announced that our Board of Directors had authorized a further increase in the level of our quarterly dividend from $0.25 to $0.35 per share.
The shares repurchased under our stock repurchase program have decreased our basic and diluted weighted-average shares outstanding. The decrease was partially offset by additional shares issued upon the exercise of employee stock options and the vesting of employee restricted stock units and in connection with stock purchases under our Employee Stock Purchase Plan. In October 2008, we suspended our stock repurchase program, and we subsequently restarted the program in February 2010.
We have historically financed our liquidity requirements through cash generated from operations.
Fiscal Year 2011 Compared to Fiscal Year 2010
Cash provided by operating activities during the fiscal year ended June 30, 2011 increased compared to the fiscal year ended June 30, 2010 from $448 million to $823 million primarily as a result of the following key factors:

•
An increase in cash collections of approximately $1.4 billion during the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010, due to higher sales volume, partially offset by

•
An increase in vendor payments of approximately $580 million during the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010, to support a higher level of business activities,

•
An increase in payroll expenses of approximately $170 million during the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010, mainly due to bonus payments for fiscal year 2010 (which were paid during fiscal year 2010 and higher headcount), and

•	An increase in tax payments of approximately $270 million during the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010, due to higher profitability.

Cash used in investing activities during the fiscal year ended June 30, 2011 increased compared to the fiscal year ended June 30, 2010 from $228 million to $360 million primarily as a result of an increase in the use of cash for purchases of available-for-sale and trading securities, net of sales and maturities, of approximately $124 million during the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010.
Cash used in financing activities during the fiscal year ended June 30, 2011 increased compared to the fiscal year ended June 30, 2010 from $216 million to $300 million as a result of the following key factors:

•
An increase in dividend payments of $65 million during the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010, mainly due to an increase in the quarterly dividend payout amount which was announced in July 2010, and

•
An increase in common stock repurchases of $99 million during the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010, mainly due to the temporary suspension of our stock repurchase program from October 2008 to February 2010 due to market conditions, partially offset by

•	An increase in proceeds from the exercise of stock options of $89 million during the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010.
Fiscal Year 2010 Compared to Fiscal Year 2009
Cash provided by operating activities during the fiscal year ended June 30, 2010 increased compared to the fiscal year ended June 30, 2009 from $196 million to $448 million primarily as a result of the following key factors:

•
Lower operating expenses during the fiscal year ended June 30, 2010, reduced by approximately $165 million compared to the fiscal year ended June 30, 2009, resulting primarily from our cost cutting measures initiated during the fiscal year ended June 30, 2009, the benefits of which were fully realized in the fiscal year ended June 30, 2010,

•
No material cash payments in the settlement of litigation during the fiscal year ended June 30, 2010, compared to a cash payment of $65 million during the fiscal year ended June 30, 2009 in connection with the settlement of the stockholder class action litigation related to our historical stock option practices, and

•	An increase in customer collections of approximately $58 million during the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009, partially offset by

•	An increase in taxes paid of approximately $26 million during the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009.
Cash used in investing activities during the fiscal year ended June 30, 2010 declined compared to the fiscal year ended June 30, 2009 from $485 million to $228 million primarily as a result of the following key factors:

•	A decrease of $140 million in acquisitions, primarily driven by the acquisition of the MIE business unit during the fiscal year ended June 30, 2009, and

•
A decrease in the use of cash for purchases of available-for-sale and trading securities, net of sales and maturities, of approximately $141 million during the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009, partially offset by

•	A decrease in cash collections by approximately $16 million during the fiscal year ended June 30, 2010 from sale of assets, compared to the fiscal year ended June 30, 2009.
Cash used in financing activities during the fiscal year ended June 30, 2010 declined compared to the fiscal year ended June 30, 2009 from $299 million to $216 million as a result of lower common stock repurchases. We repurchased $136 million of our common stock during the fiscal year ended June 30, 2010, compared to $227 million in stock repurchases during the fiscal year ended June 30, 2009.

Contractual Obligations
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2011:

	Fiscal year ending June 30,
(In thousands)	Total	2012	2013	2014	2015	2016	Thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$—	$750,000	—
Interest expense associated with long-term debt obligations	353,625	51,750	51,750	51,750	51,750	51,750	94,875	—
Purchase commitments	352,404	340,730	8,136	3,390	130	18	—	—
Non-current income tax payable(2)	85,537	—	—	—	—	—	—	85,537
Operating leases	24,987	7,992	6,001	3,889	2,106	1,869	3,130	—
Pension obligations	27,556	2,001	1,240	2,185	2,927	2,466	16,737	—
Total contractual cash obligations	$1,594,109	$402,473	$67,127	$61,214	$56,913	$56,103	$864,742	$85,537
 __________________

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

(2)
Represents the non-current income tax payable obligation and related accrued interest. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, from time to time we will discount, without recourse, letters of credit (“LCs”) received from customers in payment for goods.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs and related discounting fees paid for the years ended June 30, 2011, 2010 and 2009:

	Year ended June 30,
(In thousands)	2011	2010	2009
Receivables sold under factoring agreements	$313,578	$107,666	$262,998
Proceeds from sales of LCs	$140,534	$37,226	$27,799
Discounting fees paid on sales of LCs(1)	$213	$189	$145
 __________________

(1)	Discounting fees include bank fees and interest expense and were recorded in interest income and other, net.
We maintain guarantee arrangements available through various financial institutions for up to $20.4 million, of which $17.9 million had been issued as of June 30, 2011 primarily to fund guarantees to customs authorities for VAT and other operating requirements of our subsidiaries in Europe and Asia.
We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $352 million as of June 30, 2011, and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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
Working capital increased to $2.8 billion as of June 30, 2011, compared to $2.1 billion as of June 30, 2010. This increase is primarily due to cash generated from operations, offset by cash payments for our stock repurchase program, cash payments of dividends to stockholders, and purchases of fixed assets. As of June 30, 2011, our principal sources of liquidity consisted of $2.0 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.
Our credit ratings and outlooks as of July 11, 2011 are summarized below:

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

	As of June 30,
(In thousands)	2011	2010
Cash flow hedge contracts
Purchase	$3,381	$15,835
Sell	$30,133	$32,853
Other foreign currency hedge contracts
Purchase	$174,499	$82,535
Sell	$216,738	$104,414

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
We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which we customarily agree to hold the other party harmless against losses arising from, or provide customers with other remedies to protect against, bodily injury or damage to personal property caused by our products, non-compliance with our product performance specifications, infringement by our products of third-party intellectual property rights and a breach of warranties, representations and covenants related to such matters as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by us is typically subject to the other party making a claim to and cooperating with us pursuant to the procedures specified in the particular contract. This usually allows us to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, our obligations under these agreements may be limited in terms of amounts, activity (typically at our option to replace or correct the products or terminate the agreement with a refund to the other party), and duration. In some instances, we may have recourse against third parties and/or insurance covering certain payments made by us.
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of June 30, 2011. Actual results may differ materially.
As of June 30, 2011, we had an investment portfolio of fixed income securities of $1.3 billion, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2011, the fair value of the portfolio would decline by $1.1 million.
As of June 30, 2011, we had net forward and option contracts to sell $69.0 million in foreign currency in order to hedge certain currency exposures (detail of these contracts and hedging activities is included in Note 16, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements). If we had entered into these contracts on June 30, 2011, the U.S. dollar equivalent would have been $69.1 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $18.3 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior unsecured notes due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of June 30, 2011, the book value and the fair value of our fixed rate debt were $746.3 million and $863.5 million, respectively. As of June 30, 2010, the book value and the fair value of our fixed rate debt were $745.7 million and $834.4 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLA-TENCOR CORPORATION
Consolidated Balance Sheets

	As of June 30,
(In thousands, except per share data)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$711,329	$529,918
Marketable securities	1,327,206	1,004,126
Accounts receivable, net	583,270	440,125
Inventories, net	575,730	401,730
Deferred income taxes	331,397	328,522
Other current assets	147,078	131,044
Total current assets	3,676,010	2,835,465
Land, property and equipment, net	257,358	236,752
Goodwill	328,156	328,006
Purchased intangibles, net	85,902	117,336
Other non-current assets	328,095	389,497
Total assets	$4,675,521	$3,907,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$142,945	$107,938
Deferred system profit	192,338	204,764
Unearned revenue	44,264	37,026
Other current liabilities	502,471	422,059
Total current liabilities	882,018	771,787
Non-current liabilities:
Long-term debt	746,290	745,747
Income tax payable	78,337	53,492
Unearned revenue	34,905	20,354
Other non-current liabilities	73,078	69,065
Total liabilities	1,814,628	1,660,445
Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 244,281 and 239,132 shares issued, 167,118 and 168,043 shares outstanding, as of June 30, 2011 and June 30, 2010, respectively	167	168
Capital in excess of par value	1,010,492	921,292
Retained earnings	1,852,633	1,356,454
Accumulated other comprehensive income (loss)	(2,399)	(31,303)
Total stockholders’ equity	2,860,893	2,246,611
Total liabilities and stockholders’ equity	$4,675,521	$3,907,056
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Operations

	Year ended June 30,
(In thousands, except per share data)	2011	2010	2009
Revenues:
Product	$2,613,438	$1,324,270	$1,062,126
Service	561,729	496,490	458,090
Total revenues	3,175,167	1,820,760	1,520,216
Costs and operating expenses:
Costs of revenues	1,259,243	815,662	864,824
Engineering, research and development	386,163	329,560	371,463
Selling, general and administrative	369,431	361,372	415,126
Goodwill and purchased intangible assets impairment	—	—	446,744
Total costs and operating expenses	2,014,837	1,506,594	2,098,157
Income (loss) from operations	1,160,330	314,166	(577,941)
Interest income and other, net	4,064	31,532	30,749
Interest expense	54,328	54,517	55,339
Income (loss) before income taxes	1,110,066	291,181	(602,531)
Provision for (benefit from) income taxes	315,578	78,881	(79,163)
Net income (loss)	$794,488	$212,300	$(523,368)
Net income (loss) per share:
Basic	$4.75	$1.24	$(3.07)
Diluted	$4.66	$1.23	$(3.07)
Cash dividends declared per share	$1.00	$0.60	$0.60
Weighted-average number of shares:
Basic	167,261	170,652	170,253
Diluted	170,352	173,034	170,253

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balances as of June 30, 2008	174,038	$729,629	$2,204,417	$47,684	$2,981,730
Components of comprehensive loss:
Net loss	—	—	(523,368)	—	(523,368)
Change in unrealized gain on defined benefit plan assets, net of tax	—	—	—	2,467	2,467
Change in unrealized gain on investments, net of tax	—	—	—	4,829	4,829
Currency translation adjustments	—	—	—	(79,463)	(79,463)
Deferred gains on cash flow hedging instruments, net of tax	—	—	—	3,266	3,266
Total comprehensive loss					(592,269)
Net issuance under employee stock plans	3,041	27,856	—	—	27,856
Repurchase of common stock	(6,410)	(9,930)	(208,768)	—	(218,698)
Cash dividends declared ($0.60 per share)	—	—	(102,149)	—	(102,149)
Stock-based compensation expense	—	105,535	—	—	105,535
Tax charges for stock option transactions	—	(17,613)	—	—	(17,613)
Balances as of June 30, 2009	170,669	835,477	1,370,132	(21,217)	2,184,392
Components of comprehensive income:
Net income	—	—	212,300	—	212,300
Change in unrealized loss on defined benefit plan assets, net of tax	—	—	—	(4,446)	(4,446)
Change in unrealized gain on investments, net of tax	—	—	—	36	36
Currency translation adjustments	—	—	—	(5,439)	(5,439)
Deferred losses on cash flow hedging instruments, net of tax	—	—	—	(237)	(237)
Total comprehensive income					202,214
Net issuance under employee stock plans	1,999	22,353	—	—	22,353
Repurchase of common stock	(4,625)	(17,341)	(123,569)	—	(140,910)
Cash dividends declared ($0.60 per share)	—	—	(102,409)	—	(102,409)
Stock-based compensation expense	—	85,982	—	—	85,982
Tax charges for stock option transactions	—	(5,011)	—	—	(5,011)
Balances as of June 30, 2010	168,043	921,460	1,356,454	(31,303)	2,246,611
Components of comprehensive income:
Net income	—	—	794,488	—	794,488
Change in unrealized loss on defined benefit plan assets, net of tax	—	—	—	(643)	(643)
Change in unrealized gain on investments, net of tax	—	—	—	347	347
Currency translation adjustments	—	—	—	27,951	27,951
Deferred gains on cash flow hedging instruments, net of tax	—	—	—	1,249	1,249
Total comprehensive income					823,392
Net issuance under employee stock plans	5,002	102,016		—	102,016
Repurchase of common stock	(6,190)	(102,013)	(130,911)	—	(232,924)
Issuance of common stock for litigation settlement related to historical stock option practices	263	7,766	—	—	7,766
Cash dividends declared ($1.00 per share)	—	—	(167,398)	—	(167,398)
Stock-based compensation expense	—	81,430	—	—	81,430
Balances as of June 30, 2011	167,118	$1,010,659	$1,852,633	$(2,399)	$2,860,893
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$794,488	$212,300	$(523,368)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	86,044	87,348	135,848
Asset impairment charges	10,568	15,149	452,620
Net gain on sale of real estate assets	(1,372)	(2,984)	(4,071)
Non-cash stock-based compensation expense	81,430	85,982	105,535
Provision for doubtful accounts	—	(2,888)	23,279
Net loss (gain) on sale of marketable securities and other investments	(2,479)	(5,077)	635
Deferred income taxes	64,736	(19,865)	59,697
Tax charge from equity awards	—	(5,133)	(17,880)
Excess tax benefit from equity awards	(71)	—	(1,691)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Decrease (increase) in accounts receivable, net	(128,219)	(220,857)	277,331
Decrease (increase) in inventories	(170,141)	(27,715)	120,249
Decrease (increase) in other assets	(56,743)	102,033	17,729
Increase (decrease) in accounts payable	34,259	44,381	(46,796)
Increase (decrease) in deferred system profit	(12,425)	108,943	(54,978)
Increase (decrease) in other liabilities	123,091	76,183	(348,455)
Net cash provided by operating activities	823,166	447,800	195,684
Cash flows from investing activities:
Acquisitions of businesses, net of cash received	—	(1,500)	(141,399)
Capital expenditures, net	(51,151)	(30,202)	(22,226)
Proceeds from sale of assets	18,185	5,878	21,814
Purchase of available-for-sale securities	(1,142,491)	(1,080,412)	(1,008,905)
Proceeds from sale and maturity of available-for-sale securities	795,762	854,970	653,291
Purchase of trading securities	(63,005)	(77,295)	(67,240)
Proceeds from sale of trading securities	83,190	100,597	79,765
Net cash used in investing activities	(359,510)	(227,964)	(484,900)
Cash flows from financing activities:
Issuance of common stock	124,573	35,867	40,108
Tax withholding payments related to vested and released restricted stock units	(22,557)	(13,514)	(12,252)
Payment of dividends to stockholders	(167,398)	(102,409)	(102,149)
Excess tax benefit from equity awards	71	—	1,691
Common stock repurchases	(234,844)	(136,275)	(226,515)
Net cash used in financing activities	(300,155)	(216,331)	(299,117)
Effect of exchange rate changes on cash and cash equivalents	17,910	1,446	(14,806)
Net increase (decrease) in cash and cash equivalents	181,411	4,951	(603,139)
Cash and cash equivalents at beginning of period	529,918	524,967	1,128,106
Cash and cash equivalents at end of period	$711,329	$529,918	$524,967
Supplemental cash flow disclosures:
Income taxes paid (refunds received), net	$262,086	$(13,989)	$(23,144)
Interest paid	$52,819	$52,438	$56,021
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Notes to Consolidated Financial Statements
NOTE 1— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Fair Value of Financial Instruments. KLA-Tencor has evaluated the estimated fair value of financial instruments using available market information and valuations as provided by third-party sources. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The fair value of the Company's cash, cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their carrying amounts due to the relatively short maturity of these items.
Cash Equivalents and Marketable Securities. All highly liquid debt instruments with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents. Marketable securities are generally classified as available-for-sale for use in current operations, if required, and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).” All realized gains and losses and unrealized losses resulting from declines in fair value that are other than temporary are recorded in earnings in the period of occurrence. The specific identification method is used to determine the realized gains and losses on investments. For all investments in debt and equity securities, the Company assesses whether the impairment is other than temporary. If the fair value of a debt security is less than its amortized cost basis, an impairment is considered other than temporary if (i) the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (ii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other than temporary based on condition (i), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other than temporary based on condition (ii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings, and the amount relating to all other factors will be recognized in other comprehensive income. The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized loss, credit ratings, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.
Non-Marketable Equity Securities and Other Investments. KLA-Tencor acquires certain equity investments for the promotion of business and strategic objectives, and, to the extent these investments continue to have strategic value, the Company typically does not attempt to reduce or eliminate the inherent market risks. Non-marketable equity securities and other investments are recorded at historical cost. Non-marketable equity securities and other investments are included in “Other non-current assets” on the balance sheet. Non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by the Company or others.
Variable Interest Entities. The Financial Accounting Standards Board (“FASB”) requires that if the Company is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the Company’s consolidated financial statements. KLA-Tencor has concluded that none of the Company’s equity investments are material to the Company’s financial position and do not require consolidation as they are either not variable interest entities or, of the equity investments that are variable interest entities, the Company is not considered to be the primary beneficiary based on an assessment performed by management.

Inventories. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Demonstration units are stated at their manufacturing cost and written down to their net realizable value. The Company reviews and sets standard costs semi-annually at current manufacturing costs in order to approximate actual costs. The Company’s manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and spoilage are recognized as current period charges. The Company writes down product inventory based on forecasted demand and technological obsolescence and parts inventory based on forecasted usage. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.
Allowance for Doubtful Accounts. A majority of the Company’s trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, the Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon the Company’s assessment of the expected collectibility of the accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance.
Property and Equipment. Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets, which are generally thirty to thirty-five years for buildings, ten to fifteen years for leasehold improvements, five to seven years for furniture and fixtures, and two to five years for machinery and equipment. Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Construction in process assets are not depreciated until the assets are placed in service. Depreciation expense for the fiscal years ended June 30, 2011, 2010 and 2009 was $39.3 million, $43.5 million and $54.7 million, respectively.
Goodwill and Intangible Assets. The Company assesses goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See Note 6, “Goodwill and Purchased Intangible Assets” for a detailed description. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company conducted its annual evaluation of goodwill by reporting unit during the three months ended December 31, 2010 and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the three months ended December 31, 2010. The next annual evaluation of the goodwill by reporting unit will be performed in the three months ending December 31, 2011.
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
Concentration of Credit Risk. Financial instruments that potentially subject KLA-Tencor to significant concentrations of credit risk consist primarily of cash equivalents, short-term and non-current marketable securities, trade accounts receivable and derivative financial instruments used in hedging activities. The Company invests in a variety of financial instruments, such as, but not limited to, certificates of deposit, corporate and municipal securities, United States Treasury and Government agency securities, and equity securities and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material credit losses on its investments.
A majority of the Company's trade receivables are derived from sales to large multinational semiconductor manufacturers located throughout the world, with a majority located in Asia. Concentration of credit risk with respect to trade receivables is considered to be limited due to the Company’s customer base and the diversity of its geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for potential credit losses based upon expected collectibility of all accounts receivable. In addition, the Company may utilize letters of credit or non-recourse factoring to mitigate credit risk when considered appropriate.

The Company is exposed to credit loss in the event of non-performance by counterparties on the foreign exchange contracts that the Company uses in hedging activities and in certain factoring transactions. These counterparties are large international financial institutions, and to date no such counterparty has failed to meet its financial obligations under such contracts.
For the fiscal years ended June 30, 2011, 2010 and 2009, the following customers each accounted for more than 10% of total revenues:

Year ended June 30,
2011	2010	2009
Intel Corporation	Intel Corporation	Intel Corporation
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited	Samsung Electronics Co., Ltd.
Samsung Electronics Co., Ltd.	—	—
As of June 30, 2011 and 2010, the following customers each accounted for more than 10% of net accounts receivable:

As of June 30,
2011	2010
GlobalFoundries Inc.	Samsung Electronics Co., Ltd.
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
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
The Company's manufacturing subsidiaries in Germany, Israel, Belgium, Hong Kong and Singapore use the U.S. dollar as their functional currency. Accordingly, monetary assets and liabilities in non-functional currency of these subsidiaries are remeasured using exchange rates in effect at the end of the period. Revenues and costs in local currency are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in the Consolidated Statements of Operations as incurred.
Derivative Financial Instruments. KLA-Tencor uses financial instruments, such as forward exchange contracts and currency options, to hedge a portion of, but not all, existing and forecasted foreign currency denominated transactions. The purpose of the Company's foreign currency program is to manage the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The effect of exchange rate changes on forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. The Company believes these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.
All of the Company's derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments adjusted for risk of counterparty non-performance. For derivative instruments designated and qualifying as cash flow hedges of forecasted foreign currency denominated transactions expected to occur within twelve months, the effective portion of the gain or loss on these hedges is reported as a component of "Accumulated other comprehensive income (loss)" in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is (or becomes) ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
Warranty. KLA-Tencor provides standard warranty coverage on its systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, the Company calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. The Company updates these estimated charges on a quarterly basis. The actual product performance and/or field expense profiles may differ, and in those cases the Company adjusts its warranty accruals accordingly (see Note 13, “Commitments and Contingencies”).
Revenue Recognition. KLA-Tencor recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The Company derives revenue from three sources—sales of systems, spare parts and services. The Company typically recognizes revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. Under certain circumstances, however, the Company recognizes revenue prior to acceptance from the customer, as follows:

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

•
When the customer withholds acceptance due to issues unrelated to product performance, revenue is recognized when the system is performing as intended and meets all published and contractually agreed specifications.

•	When the system is damaged during transit and title has passed to the customer, revenue is recognized upon receipt of cash payment from the customer.
The Company also allows for multiple element revenue arrangements in cases where certain elements of a sales arrangement are not delivered and accepted in one reporting period. In such cases, the Company defers the relative fair value of the undelivered elements until that element is delivered to the customer. To be considered a separate element, the product or service in question must represent a separate unit of accounting and fulfill the following criteria: (a) the delivered item(s) has value to the customer on a standalone basis; (b) there is objective and reliable evidence of the fair value of the undelivered items(s); and (c) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If the arrangement does not meet all the above criteria, the entire amount of the sales contract is deferred until all elements are accepted by the customer.
In many instances, products are sold in stand-alone arrangements. Services are sold separately through renewals of annual maintenance contracts. As a result, for substantially all of the arrangements with multiple deliverables pertaining to products and services, the Company uses vendor-specific objective evidence ("VSOE") or third-party evidence ("TPE") to allocate the selling price to each deliverable. The Company determines TPE based on historical prices charged for products and services when sold on a stand-alone basis.
When the Company is unable to establish relative selling price using VSOE or TPE, the Company uses estimated selling price ("ESP") in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. ESP could potentially be used for new or customized products.
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

Service and maintenance contract revenue is recognized ratably over the term of the maintenance contract. If maintenance is included in an arrangement that includes a software license agreement, amounts related to maintenance are allocated based on fair value. Services performed in the absence of a contract, such as consulting and training revenue, are recognized when the related services are performed and collectibility is reasonably assured.
The deferred system profit balance equals the amount of deferred system revenue that was invoiced and due on shipment, less applicable product and warranty costs. Deferred system revenue represents the value of products that have been shipped and billed to customers which has not met the Company's revenue recognition criteria. Deferred system profit does not include the profit associated with product shipments to customers in Japan, to whom title does not transfer until customer acceptance. Shipments to customers in Japan are classified as inventory at cost until the time of acceptance.
The Company also defers the fair value of non-standard warranty bundled with equipment sales as unearned revenue. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is recognized ratably as revenue when the applicable warranty term period commences.
Research and Development Costs. Research and development costs are expensed as incurred.
Strategic Development Agreements. Gross engineering, research and development expenses were partially offset by $18.8 million, $13.7 million and $21.7 million in external funding received under certain strategic development programs primarily from government grants in the fiscal years ended June 30, 2011, 2010 and 2009, respectively.
Shipping and Handling Costs. Shipping and handling costs are included as a component of cost of sales.
Accounting for Stock-Based Compensation Plans. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes valuation model for purchase rights under the Company’s Employee Stock Purchase Plan and using the closing price of the Company’s common stock on the grant date for restricted stock units. The Company has elected to not include the indirect tax effects of stock-based compensation deductions when calculating the windfall benefits and recognizes the full effect of these deductions in the income statement in the period in which the taxable event occurs.
Advertising Expenses. Advertising costs are expensed as incurred. Advertising expenses for the fiscal years ended June 30, 2011, 2010 and 2009 were $2.2 million, $1.6 million and $2.3 million, respectively.
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
The Company applies a two-step approach, based on authoritative guidance, to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.
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

Contingencies and Litigation. The Company is subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Company accrues a liability and recognizes as expense the estimated costs expected to be incurred over the next twelve months to defend or settle asserted and unasserted claims existing as of the balance sheet date. See Note 13, “Commitments and Contingencies” and Note 14, “Litigation and Other Legal Matters” for a detailed description.
Reclassifications. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. The reclassifications had no effect on the Consolidated Statements of Operations or Cash Flows.
Recent Accounting Pronouncements. In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. The amendment becomes effective retrospectively for the Company's interim period ending March 31, 2012. Early adoption is permitted. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.
In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under U.S. GAAP with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for the Company's interim period ending March 31, 2012. Early application is not permitted. The Company does not expect the amendment to have a material impact on its financial position, results of operations or cash flows.
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
In December 2010, the FASB amended its guidance on business combinations. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenues and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The amendment was effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The amendment did not have an impact on the Company's financial position, results of operations or cash flows.
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
NOTE 2 — FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity investments in privately-held companies. These equity investments are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. The Company’s non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred.
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
All of the Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of June 30, 2011, because they were valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market funds, U.S. Government agency securities and U.S. Treasury securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
The types of instruments valued based on other observable inputs include U.S. Government agency securities, commercial paper, corporate debt securities, municipal securities and sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
The principal market in which the Company executes its foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. The Company's foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.
The types of instruments valued based on unobservable inputs included the auction rate securities that were held by the Company as of and prior to June 30, 2010. Such instruments were classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of these auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of June 30, 2011 were as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$58,896	$52,396	$6,500	$—
U.S. Government agency securities	320,183	320,183	—	—
Municipal securities	38,957	—	38,957	—
Corporate debt securities	875,385	—	875,385	—
Money market and other	481,770	481,770	—	—
Sovereign securities	32,086	14,696	17,390	—
Total marketable securities and cash equivalents(1)	1,807,277	869,045	938,232	—
Executive Deferred Savings Plan:
Money market and other	1,806	1,806	—	—
Mutual funds	126,227	95,971	30,256	—
Executive Deferred Savings Plan total	128,033	97,777	30,256	—
Derivative assets	1,970	—	1,970	—
Total financial assets(1)	$1,937,280	$966,822	$970,458	$—
Derivative liabilities	$(2,127)	$—	$(2,127)	$—
Total financial liabilities	$(2,127)	$—	$(2,127)	$—
__________________
(1) Excludes cash of $165.9 million held in operating accounts and time deposits of $65.4 million as of June 30, 2011.
Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of June 30, 2010 were as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$42,293	$35,194	$7,099	$—
U.S. Government agency securities	250,280	243,144	7,136	—
Municipal securities	55,459	—	55,459	—
Corporate debt securities	603,156	—	603,156	—
Money market and other	334,674	334,663	11	—
Sovereign securities	39,355	10,500	28,855	—
Auction rate securities	16,825	—	—	16,825
Total marketable securities and cash equivalents(1)	1,342,042	623,501	701,716	16,825
Executive Deferred Savings Plan:
Money market and other	4	4	—	—
Mutual funds	109,226	85,254	23,972	—
Executive Deferred Savings Plan total	109,230	85,258	23,972	—
Derivative assets	$296	$—	$296	$—
Total financial assets(1)	$1,451,568	$708,759	$725,984	$16,825
Derivative liabilities	$(5,824)	$—	$(5,824)	$—
Total financial liabilities	$(5,824)	$—	$(5,824)	$—
__________________
(1) Excludes cash of $153.6 million held in operating accounts and time deposits of $38.4 million as of June 30, 2010.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis were presented in the Company’s Consolidated Balance Sheet as of June 30, 2011 as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$514,162	$487,780	$26,382	$—
Marketable securities	1,293,115	381,265	911,850	—
Other current assets	1,970	—	1,970	—
Other non-current assets	128,033	97,777	30,256	—
Total financial assets(1)	$1,937,280	$966,822	$970,458	$—
Other current liabilities	$(2,127)	$—	$(2,127)	$—
Total financial liabilities	$(2,127)	$—	$(2,127)	$—
__________________
(1) Excludes cash of $165.9 million held in operating accounts and time deposits of $65.4 million as of June 30, 2011.
Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis were presented in the Company’s Consolidated Balance Sheet as of June 30, 2010 as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$363,623	$343,524	$20,099	$—
Marketable securities	978,419	279,977	681,617	16,825
Other current assets	296	—	296	—
Other non-current assets	109,230	85,258	23,972	—
Total financial assets(1)	$1,451,568	$708,759	$725,984	$16,825
Other current liabilities	$(5,824)	$—	$(5,824)	$—
Total financial liabilities	$(5,824)	$—	$(5,824)	$—
__________________
(1) Excludes cash of $153.6 million held in operating accounts and time deposits of $38.4 million as of June 30, 2010.
Changes in the Company's Level 3 securities for the fiscal years ended June 30, 2011 and 2010 were as follows:

	2011	2010
Beginning aggregate estimated fair value of Level 3 securities	$16,825	$40,584
Unrealized gain included in income	—	66
Net settlements	(16,825)	(23,825)
Ending aggregate estimated fair value of Level 3 securities	$—	$16,825

NOTE 3 — FINANCIAL STATEMENT COMPONENTS
Consolidated Balance Sheets

	As of June 30,
(In thousands)	2011	2010
Accounts receivable, net:
Accounts receivable, gross	$605,376	$471,999
Allowance for doubtful accounts	(22,106)	(31,874)
	$583,270	$440,125
Inventories, net:
Customer service parts	$148,466	$131,951
Raw materials	235,605	123,301
Work-in-process	131,804	95,641
Finished goods	59,855	50,837
	$575,730	$401,730
Other current assets:
Prepaid expense	$61,796	$39,121
Income tax related receivables	59,774	47,934
Other current assets	25,508	43,989
	$147,078	$131,044
Land, property and equipment, net(1):
Land	$41,956	$41,807
Buildings and leasehold improvements	234,173	224,403
Machinery and equipment	447,772	443,351
Office furniture and fixtures	19,645	23,345
Construction in process	6,979	2,603
	750,525	735,509
Less: accumulated depreciation and amortization	(493,167)	(498,757)
	$257,358	$236,752
Other non-current assets:
Executive Deferred Savings Plan(2)	$128,033	$109,230
Deferred tax assets—long-term	173,788	244,927
Other	26,274	35,340
	$328,095	$389,497
Other current liabilities:
Warranty	$41,528	$21,109
Executive Deferred Savings Plan(2)	128,088	109,964
Compensation and benefits	186,761	158,482
Income taxes payable	16,564	35,340
Interest payable	8,769	8,769
Accrued litigation costs	4,824	10,439
Other accrued expenses	115,937	77,956
	$502,471	$422,059
Accumulated other comprehensive income (loss):
Currency translation adjustments	$251	$(27,701)

Gains (losses) on cash flow hedging instruments, net of taxes (benefits) of $5 in 2011 and $(754) in 2010	8	(1,241)
Unrealized gains on investments, net of taxes of $2,258 in 2011 and $2,163 in 2010	3,909	3,562
Unrealized losses of defined benefit pension plan, net of tax benefits of $(4,637) in 2011 and $(3,721) in 2010	(6,567)	(5,923)
	$(2,399)	$(31,303)
 __________________

(1)	As of June 30, 2011 and 2010, the net book value of property and equipment includes assets held for sale of $2.3 million and $19.3 million, respectively.

(2)
KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. As of June 30, 2011, the Company had a deferred compensation plan related asset and liability included as a component of other non-current assets and other current liabilities on the Consolidated Balance Sheet.

Consolidated Statements of Operations

	Year ended June 30,
(In thousands)	2011		2010		2009
Interest income and other, net:
Interest income	$15,513		$17,512		$27,157
Foreign exchange gains (losses), net	(2,108)		(5,009)		5,375
Realized gains (losses) on sale of investments	2,479		4,021		(568)
Other	(11,820)	(1)	15,008	(2)	(1,215)
	$4,064		$31,532		$30,749
 __________________

(1)	Includes impairment charges of $9.9 million recorded during the fiscal year ended June 30, 2011 for equity investments in privately-held companies.

(2)
Includes a benefit of $15.9 million that the Company recorded upon expiration of a statute of limitations related to an uncertainty in the Company’s position with respect to a foreign transaction-based tax.

NOTE 4 — MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of June 30, 2011 and 2010 were as follows:

As of June 30, 2011 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$58,754	$165	$(23)	$58,896
U.S. Government agency securities	319,375	931	(123)	320,183
Municipal securities	38,688	275	(6)	38,957
Corporate debt securities	870,591	5,162	(368)	875,385
Money market and other	481,770	—	—	481,770
Sovereign securities	31,932	179	(25)	32,086
Subtotal	1,801,110	6,712	(545)	1,807,277
Add: Time deposits(1)	65,402	—	—	65,402
Less: Cash equivalents	545,475	—	(2)	545,473
Marketable securities	$1,321,037	$6,712	$(543)	$1,327,206

As of June 30, 2010 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$42,182	$112	$(1)	$42,293
U.S. Government agency securities	249,182	1,108	(10)	250,280
Municipal securities	55,171	368	(80)	55,459
Corporate debt securities	599,118	5,314	(1,276)	603,156
Money market and other	334,674	—	—	334,674
Sovereign securities	39,166	210	(21)	39,355
Auction rate securities	16,825	—	—	16,825
Subtotal	1,336,318	7,112	(1,388)	1,342,042
Add: Time deposits(1)	38,407	—	—	38,407
Less: Cash equivalents	376,316	7	—	376,323
Marketable securities	$998,409	$7,105	$(1,388)	$1,004,126
__________________
(1) Time deposits excluded from fair value measurements.

KLA-Tencor’s investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company has the ability to realize the full value of all of these investments upon maturity. The following table summarizes the fair value and gross unrealized losses of the Company's investments that were in an unrealized loss position as of June 30, 2011:

(In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$15,660	$(23)
U.S. Government agency securities	63,345	(121)
Municipal securities	3,181	(6)
Corporate debt securities	137,990	(368)
Sovereign securities	7,542	(25)
Total	$227,718	$(543)
 __________________

(1)	Of the total gross unrealized losses, there were no amounts that, as of June 30, 2011, had been in a continuous loss position for 12 months or more.
The contractual maturities of securities classified as available-for-sale as of June 30, 2011, regardless of the consolidated balance sheet classification, were as follows:

(In thousands)	Amortized Cost	Fair Value
Due within one year	$338,240	$339,968
Due after one year through three years	982,797	987,238
	$1,321,037	$1,327,206
Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized gains for the fiscal years ended June 30, 2011 and June 30, 2010 were $2.5 million and $4.0 million, respectively. Net realized losses for the fiscal year ended June 30, 2009 were $0.6 million.
During the fiscal years ended June 30, 2008, 2009 and 2010, the Company’s investment portfolio included auction rate securities, which were investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal securities, preferred stock, a pool of student loans, or collateralized debt obligations whose interest rates are reset. The reset typically occurs every seven to forty-nine days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities that were held by the Company were backed by student loans and were collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities that were held by the Company were rated by the major independent rating agencies as either AAA or Aaa. In February 2008, because sell orders exceeded buy orders, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that were then held by the Company. These failures were not believed to be a credit issue, but rather caused by a lack of liquidity. The funds associated with these failed auctions might not have been accessible until the issuer called the security, a successful auction occurred, a buyer was found outside of the auction process, or the security matured. By letter dated August 8, 2008, the Company received notification from UBS AG (“UBS”), in connection with a settlement entered into between UBS and certain regulatory agencies, offering to repurchase all of the Company’s auction rate security holdings at par value. The Company formally accepted the settlement offer and entered into a repurchase agreement (“Agreement”) with UBS on November 11, 2008 (“Acceptance Date”). By accepting the Agreement, the Company (1) received the right (“Put Option”) to sell its auction rate securities at par value to UBS between June 30, 2010 and June 30, 2012 and (2) gave UBS the right to purchase the auction rate securities from the Company any time after the Acceptance Date as long as the Company received the par value. The Company accounted for the Put Option as a freestanding financial instrument, and during the three months ended December 31, 2008, it made an election to transfer these auction rate securities from available for sale to trading securities. During the fiscal year ended June 30, 2010, $23.9 million of the auction rate securities were called at par by the issuers. The Put Option was exercised on June 30, 2010 to sell all $16.8 million of the Company's remaining auction rate securities at par value and was subsequently settled in July 2010.

NOTE 5 — BUSINESS COMBINATION
The Company accounts for business combinations using the purchase method of accounting. Consideration includes the cash paid and the value of options assumed, less any cash acquired, and excludes contingent employee compensation payable in cash.
During the fiscal year ended June 30, 2009, the Company completed its acquisition of the Microelectronic Inspection Equipment business unit (“MIE business unit”) of Vistec Semiconductor Systems for net cash consideration of $141.4 million. The acquired MIE business unit is a provider of mask registration measurement tools, scanning electron microscopy (“SEM”) based tools for mask critical dimension measurement and macro defect inspection systems.
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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $33.1 million of goodwill is assigned to the defect inspection reporting unit, which is not expected to be deductible for tax purposes. This acquisition provided the Company with a line of mask registration measurement tools to complement the Company’s previously existing mask inspection products. In addition, through the acquisition, the Company acquired a provider of SEM-based tools for mask critical dimension measurement. Other technologies of the MIE business unit acquired by the Company in the transaction included macro defect inspection systems, overlay measurement systems for microelectromechanical systems (“MEMS”) applications and software packages for defect classification and data analysis.
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
The Company expensed IPR&D of $8.6 million upon the completion of the acquisition in the fiscal year ended June 30, 2009 in connection with acquired intellectual property for which technological feasibility had not been established and no future alternative uses existed.

The results of operations of the acquired MIE business unit are included in the accompanying Consolidated Statement of Operations from the closing date of the acquisition on September 30, 2008. Pro forma earnings information had not been presented because the effect of the acquisition of the MIE business unit was not material to the Company’s results of operations, balance sheet or statement of cash flows.
NOTE 6 — GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balances as of June 30, 2011 and 2010:

(In thousands)	As of June 30, 2011	As of June 30, 2010
Gross goodwill balance	$604,742	$604,592
Accumulated impairment losses	(276,586)	(276,586)
Net goodwill balance	$328,156	$328,006
Adjustments to goodwill during the fiscal years ended June 30, 2011 and 2010 resulted primarily from foreign currency translation adjustments.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company performs an annual evaluation of goodwill as of November 30 each year, as well as upon the occurrence of significant events or circumstances that impact the valuation of goodwill. The Company completed its annual evaluation of the goodwill by reporting unit during the three months ended December 31, 2010 and 2009 and concluded in each case that there was no impairment, because the fair value of each of the Company's reporting units was substantially in excess of its estimated carrying value. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the three months ended December 31, 2010. The next annual evaluation of the goodwill by reporting unit will be performed in the three months ending December 31, 2011.
During the three months ended December 31, 2008, the Company completed its annual evaluation of the goodwill by reporting unit for the fiscal year ended June 30, 2009 and determined that the goodwill related to its Metrology reporting unit was impaired as a result of the global economic downturn, reductions to the Company’s revenue, operating income and cash flow forecasts, and a significant reduction in the Company’s market capitalization. As a result, the Company recorded an impairment charge of $272.1 million, which represented the entire goodwill amount related to the Metrology reporting unit, during the three months ended December 31, 2008. The Company’s assessment of goodwill impairment indicated that the fair values of the Company’s other reporting units exceeded their estimated carrying values, and therefore goodwill in those reporting units was not impaired.
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

Purchased Intangible Assets
The components of purchased intangible assets as of June 30, 2011 and 2010 were as follows:

(In thousands)		As of June 30, 2011			As of June 30, 2010
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	4-7 years	$134,561	$94,172	$40,389	$133,066	$75,524	$57,542
Patents	6-13 years	57,648	40,591	17,057	57,648	34,217	23,431
Trade name/Trademark	4-10 years	19,893	12,907	6,986	19,893	11,130	8,763
Customer relationships	6-7 years	54,823	33,565	21,258	54,823	27,606	27,217
Other	0-1 year	16,200	15,988	212	16,200	15,817	383
Total		$283,125	$197,223	$85,902	$281,630	$164,294	$117,336
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
 For the fiscal years ended June 30, 2011, 2010 and 2009, amortization expense for other intangible assets was $32.9 million, $33.8 million and $69.3 million, respectively. Based on the intangible assets recorded as of June 30, 2011, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Year ending June 30:	Amortization (In thousands)
2012	$30,230
2013	20,957
2014	15,537
2015	12,771
2016	5,582
Thereafter	825
Total	$85,902

NOTE 7 — LONG-TERM DEBT
In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as of June 30, 2011.

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
Based on the trading prices of the debt as of June 30, 2011 and 2010, the fair value of the debt as of June 30, 2011 and 2010 was $863.5 million and $834.4 million, respectively.
NOTE 8 — STOCK-BASED COMPENSATION
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
The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

(In thousands)	Available For Grant
Balances as of June 30, 2008(1)	9,245
Restricted stock units granted(2)	(3,996)
Restricted stock units canceled (2)	1,117
Restricted stock units withheld for taxes(2)(3)	695
Options canceled/expired/forfeited	2,414
Plan shares expired(4)	(1,773)
Balances as of June 30, 2009(1)	7,702
Shares added to 2004 Plan	11,000
Restricted stock units granted(2)	(5,213)
Restricted stock units canceled(2)	1,140
Restricted stock units withheld for taxes(2)(3)	244
Options canceled/expired/forfeited	1,161
Plan shares expired(4)	(872)
Balances as of June 30, 2010(1)	15,162
Restricted stock units granted(2)(5)	(4,062)
Restricted stock units canceled(2)	367
Options canceled/expired/forfeited	1,141
Plan shares expired(4)	(1,054)
Balances as of June 30, 2011(1)	11,554
__________________

(1)
Includes shares available for issuance under the 2004 Plan, as well as under the Company’s 1998 Outside Director Option Plan (the “Outside Director Plan”), which only permits the issuance of stock options to the Company’s non-employee members of the Board of Directors. As of June 30, 2011, 1.6 million shares were available for grant under the Outside Director Plan.

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

(5)
Includes 0.3 million restricted stock units granted to senior management during the fiscal year ended June 30, 2011 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of June 30, 2011, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based and service-based criteria are fully satisfied.

 Except for options granted to non-employee Board members as part of their regular compensation package for service through the end of the first quarter of fiscal year 2008, the Company has granted only restricted stock units under its equity incentive program since September 2006. For the preceding several years until June 30, 2006, stock options were granted at the market price of the Company’s common stock on the date of grant (except for the previously disclosed retroactively priced options which were granted primarily prior to the fiscal year ended June 30, 2002), generally with a vesting period of five years and an exercise period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as service-based and/or performance-based vesting.
The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes valuation model for purchase rights under the Company’s Employee Stock Purchase Plan and using the closing price of the Company’s common stock on the grant date for restricted stock units.
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Year ended June 30,
(In thousands)	2011	2010	2009
Stock-based compensation expense by:
Costs of revenues	$13,935	$14,275	$19,932
Engineering, research and development	24,539	27,289	33,127
Selling, general and administrative	42,956	44,418	52,476
Total stock-based compensation expense	$81,430	$85,982	$105,535
The following table shows stock-based compensation capitalized as inventory as of June 30, 2011 and 2010:

(In thousands)	As of June 30,
	2011	2010
Inventory	$6,701	$6,687
Stock Options
The following table summarizes the activity and weighted-average exercise price for stock options under all plans for the fiscal year ended June 30, 2011:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2010	11,358	$43.72
Granted	—	$—
Exercised	(2,542)	$37.17
Cancelled/expired/forfeited	(1,141)	$46.73
Outstanding stock options as of June 30, 2011	7,675	$45.38
Vested and exercisable as of June 30, 2011	7,672	$45.38

The Company has not issued any stock options since November 1, 2007. The weighted-average remaining contractual terms for total options outstanding under all plans and for total options vested and exercisable under all plans as of June 30, 2011 were each 2.1 years. The aggregate intrinsic values for total options outstanding under all plans and for total options vested and exercisable under all plans as of June 30, 2011 were each $7.4 million.
The authoritative guidance on stock-based compensation permits companies to select the option-pricing model used to estimate the fair value of their stock-based compensation awards. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected life and the expected price volatility of the underlying stock. The expected stock price volatility assumption was based on the market-based implied volatility from traded options of the Company’s common stock.
The following table shows the total intrinsic value of options exercised, total cash received from employees as a result of employee stock option exercises, and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

(In thousands)	Year ended June 30,
	2011	2010	2009
Total intrinsic value of options exercised	$19,408	$1,217	$10,647
Total cash received from employees as a result of employee stock option exercises	$94,488	$15,154	$9,804
Tax benefits realized in connection with these exercises	$6,653	$447	$4,482
As of June 30, 2011, the unrecognized stock-based compensation balance related to stock options was $0.1 million and will be recognized over an estimated weighted-average amortization period of 0.8 years.
The Company settles employee stock option exercises with newly issued common shares except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.
Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant-date fair value after estimated forfeitures for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the fiscal year ended June 30, 2011 and restricted stock units outstanding as of June 30, 2011 and 2010:

Restricted Stock Units	Shares (in thousands) (1)	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock units as of June 30, 2010	6,470	$22.52
Granted(2)	2,256	$20.35
Vested and released	(1,337)	$24.12
Withheld for taxes	(645)	$24.60
Forfeited	(204)	$21.13
Outstanding restricted stock units as of June 30, 2011(2)	6,540	$21.28
 __________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. Under the terms of the 2004 Plan, each of the share numbers presented in this column is multiplied by 1.8 to calculate the impact on the share reserve under the 2004 Plan.

(2)
Includes 0.3 million restricted stock units granted to senior management during the fiscal year ended June 30, 2011 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of June 30, 2011, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based and service-based criteria are fully satisfied.

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
The following table shows the grant-date fair value after estimated forfeitures, weighted-average grant date fair value per unit, and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Year ended June 30,
	2011	2010	2009
Grant-date fair value after estimated forfeitures	$45,915	$64,230	$32,480
Weighted-average grant date fair value per unit	$20.35	$22.18	$14.63
Tax benefits realized in connection with vested and released restricted stock units	$23,302	$14,181	$13,270
As of June 30, 2011, the unrecognized stock-based compensation expense balance related to restricted stock units was $99.3 million and will be recognized over an estimated weighted-average amortization period of 2.2 years.
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
During the quarter ended March 31, 2009, the Company’s Board of Directors approved further amendments to the ESPP that (a) eliminated the look-back feature (i.e., the reference to the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period) and (b) reduced the purchase price discount from 15% to 5%. These changes were effective July 1, 2009, such that the purchase price with respect to the six-month offering period that began on July 1, 2009 was 95% of the fair market value of the Company’s common stock on the purchase date, December 31, 2009.
During the quarter ended December 31, 2009, in response to improvements in the business conditions within the industries that the Company serves, the Company’s Board of Directors approved amendments to the ESPP that (a) reinstated the six-month look-back feature and (b) increased the purchase price discount from 5% to 15%. These changes became effective January 1, 2010, such that the purchase price with respect to each offering period beginning on or after such date will, until further amended, be 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date.

The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year ended June 30,
	2011	2010	2009
Stock purchase plan:
Expected stock price volatility	38.0%	35.0%	41.0%
Risk free interest rate	0.2%	0.2%	1.8%
Dividend yield	3.1%	1.6%	1.4%
Expected life of options (in years)	0.50	0.50	1.30
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP, and the weighted-average fair value per share:

(In thousands, except for weighted-average fair value per share)	Year ended June 30,
	2011	2010	2009
Total cash received from employees for the issuance of shares under the ESPP	$30,085	$20,714	$30,306
Number of shares purchased by employees through the ESPP	1,123	758	1,615
Tax benefits realized in connection with the disqualifying dispositions of shares purchased under the ESPP	$2,194	$994	$1,612
Weighted-average fair value per share based on Black-Scholes model	$7.41	$8.51	$11.06
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. During each of the fiscal years ended June 30, 2011, 2010 and 2009, 2.0 million additional shares were reserved under the ESPP. As of June 30, 2011, a total of 3.5 million shares were reserved and available for issuance under the ESPP, and no additional shares have been added to the ESPP with respect to the fiscal year ending June 30, 2012.
Executive Severance and Consulting Agreement
During August 2008, the Company announced that, effective January 1, 2009, John H. Kispert, the Company’s former President and Chief Operating Officer, would cease to be an employee of the Company. In accordance with the terms of a Severance and Consulting Agreement entered into between the Company and Mr. Kispert dated August 28, 2008, Mr. Kispert received, in addition to certain cash payments and benefits, the following benefits related to his outstanding equity awards: (i) accelerated, pro-rated vesting of the unvested portion (as of the date that his employment with the Company terminated) of all of his outstanding restricted stock units, such that a percentage of the unvested portion of each such restricted stock unit grant, representing the portion of the entire service vesting period under such grant that had been served by Mr. Kispert as of the date that he ceased to be an employee of the Company, was accelerated; (ii) the acceleration of the delivery of all restricted stock units for which vesting was accelerated in accordance with the provisions of the Severance and Consulting Agreement; and (iii) the extension of the post-termination exercise period of each of Mr. Kispert’s stock options so that each such option remained exercisable for twelve months following the date Mr. Kispert ceased to be an employee of the Company, but in no event beyond the original term of the award. In connection with the stock-related benefits agreed to under such agreement, the Company recorded an additional non-cash, stock-based compensation charge of approximately $4.7 million during the fiscal year ended June 30, 2009, which was included as a component of selling, general and administrative expense.

NOTE 9 — STOCK REPURCHASE PROGRAM
Since July 1997, the Board of Directors has authorized the Company to systematically repurchase in the open market up to 72.8 million shares of its common stock under a repurchase program, including 10.0 million shares authorized in February 2011. This program was put into place to reduce the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, and to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. In October 2008, the Company suspended its stock repurchase program, and the Company subsequently restarted the program in February 2010. As of June 30, 2011, 9.0 million shares were available for repurchase under the Company’s repurchase program.
Share repurchases for the fiscal years ended June 30, 2011 and 2010 were as follows:

(In thousands)	Year ended June 30,
	2011	2010
Number of shares of common stock repurchased	6,190	4,625
Total cost of repurchases	$232,924	$140,910
The Company had shares issued and outstanding of 244.3 million and 167.1 million, respectively, as of June 30, 2011. As of June 30, 2010, shares issued and outstanding were 239.1 million and 168.0 million, respectively. The difference between shares issued and outstanding is related to shares repurchased under various repurchase programs. As of June 30, 2011 and 2010, $2.7 million and $4.6 million, respectively, of the above total cost of repurchase amount remained unpaid and is recorded in other current liabilities.
NOTE 10 — NET INCOME (LOSS) PER SHARE
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

(In thousands, except per share data)	Year ended June 30,
	2011	2010	2009
Numerator:
Net income (loss)	$794,488	$212,300	$(523,368)
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	167,261	170,652	170,253
Effect of dilutive options and restricted stock	3,091	2,382	—
Weighted-average shares-diluted	170,352	173,034	170,253
Basic net income (loss) per share	$4.75	$1.24	$(3.07)
Diluted net income (loss) per share	$4.66	$1.23	$(3.07)
Anti-dilutive securities excluded from the computation of diluted net income (loss) per share	8,003	11,109	18,444
The total amount of dividends paid during the fiscal years ended June 30, 2011, 2010 and 2009 were $167.4 million, $102.4 million and $102.1 million, respectively. The increase in the amount of dividends paid during the fiscal year ended June 30, 2011 reflects an increase during the first quarter of that year to the level of the Company's quarterly dividend from $0.15 to $0.25 per share.

As discussed in Note 20, “Subsequent Events,” on July 12, 2011, the Company announced that its Board of Directors had authorized a further increase in the level of the Company's quarterly dividend from $0.25 to $0.35 per share. Accordingly, on August 4, 2011, the Company declared a quarterly cash dividend of $0.35 per share on the outstanding shares of the Company’s common stock, to be paid on September 1, 2011 to stockholders of record on August 15, 2011.
NOTE 11 — EMPLOYEE BENEFIT PLANS
KLA-Tencor has a profit sharing program for eligible employees, which distributes, on a quarterly basis, a percentage of the Company’s pre-tax profits. In addition, the Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Through March 31, 2011, the Company matched a portion of each participating eligible employee's 401(k) contribution equal to 50% of the first $6,000 of the employee’s contribution (i.e., a maximum of $3,000) during each fiscal year. The Company's Board of Directors approved an amendment to the Company's 401(k) plan effective April 1, 2011 to increase the employer match amount to 50% of the first $8,000 of an eligible employee's contribution (i.e., a maximum of $4,000) during each fiscal year.
The total expenses under the profit sharing and 401(k) programs aggregated $11.6 million, $6.4 million and $7.9 million in the fiscal years ended June 30, 2011, 2010 and 2009, respectively. The Company has no defined benefit plans in the United States. In addition to the profit sharing plan and the United States 401(k), several of the Company's foreign subsidiaries have retirement plans for their full-time employees, several of which are defined benefit plans. Consistent with the requirements of local law, the Company deposits funds for certain of these plans with insurance companies, with third-party trustees or into government-managed accounts and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the foreign plans depend on the local economic environment.
The Company applies authoritative guidance that requires an employer to recognize the funded status of each of its defined pension and post-retirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income (loss). Additionally, the authoritative guidance requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. The benefit obligations and related assets under the Company’s plans have been measured as of June 30, 2011 and 2010.

Summary data relating to the Company's foreign defined benefit pension plans, including key weighted-average assumptions used is provided in the following tables:

	Year ended June 30,
(In thousands)	2011	2010
Change in projected benefit obligation
Projected benefit obligation as of the beginning of the fiscal year	$46,344	$33,388
Service cost, including plan participant contributions	3,184	2,249
Interest cost	1,270	1,020
Contributions by plan participants	126	111
Adjustment	9	5,059
Actuarial loss	1,363	4,721
Benefit payments	(1,357)	(557)
Acquisitions	—	551
Transfer in/(out)	—	(417)
Foreign currency exchange rate changes	5,871	219
Projected benefit obligation as of the end of the fiscal year	$56,810	$46,344

	Year ended June 30,
(In thousands)	2011	2010
Change in fair value of plan assets
Fair value of plan assets as of the beginning of the fiscal year	$8,692	$8,139
Actual return on plan assets	78	86
Employer contributions	2,024	1,045
Benefit and expense payments	(1,010)	(290)
Acquisitions	—	169
Transfer in/(out)	—	(160)
Foreign currency exchange rate changes	1,251	(297)
Fair value of plan assets as of the end of fiscal the year	$11,035	$8,692

	As of June 30,
(In thousands)	2011	2010
Funded status
Ending funded status	$(45,775)	$(37,652)
Net amount recognized	$(45,775)	$(37,652)

	As of June 30,
(In thousands)	2011	2010
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$39,748	$32,457
Projected benefit obligation	$56,810	$46,344
Plan assets at fair value	$11,035	$8,692

Year ended June 30,
	2011	2010	2009
Weighted-average assumptions
Discount rate	1.8%-5.5%	1.8%-4.9%	2.0%-6.3%
Expected return on assets	1.8%-4.5%	1.8%-4.5%	1.8%-4.5%
Rate of compensation increases	3.0%-4.0%	3.0%-4.0%	3.0%-4.0%

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
Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Year ended June 30,
(In thousands)	2011	2010
Unrecognized transition obligation	$2,318	$2,430
Unrecognized prior service cost	450	468
Unrealized net loss	9,288	7,015
Amount recognized	$12,056	$9,913
Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the fiscal year ending June 30, 2012 are as follows:

(In thousands)	Year ending June 30, 2012
Unrecognized transition obligation	$386
Unrecognized prior service cost	64
Unrealized net loss	296
Amount expected to be recognized	$746

The components of the Company's net periodic cost relating to its foreign subsidiaries' defined pension plans are as follows:

	Year ended June 30,
(In thousands)	2011	2010	2009
Components of net periodic pension cost
Service cost, net of plan participant contributions	$3,184	$2,249	$2,422
Interest cost	1,270	1,020	756
Return on plan assets	(289)	(215)	(283)
Amortization of transitional obligation	366	28	35
Amortization of prior service cost	61	44	27
Amortization of net loss	178	98	249
Acquisitions	—	313	—
Adjustment	—	3,154	—
Loss due to settlement/curtailment	—	—	271
Net periodic pension cost	$4,770	$6,691	$3,477

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
The foreign plans’ investments are managed by third-party trustees consistent with regulations or market practice of the country where the assets are invested. The Company is not actively involved in the investment strategy nor does it have control over the target allocation of these investments. These investments made up 100% of total foreign plan assets in the fiscal years ended June 30, 2011, 2010 and 2009.
Expected funding for the foreign plans during the fiscal year ending June 30, 2012 is $1.4 million.
The total benefits to be paid from the foreign pension plans are not expected to exceed $3.3 million in any year through 2021.
Foreign plan assets measured at fair value on a recurring basis consisted of the following investment categories as of June 30, 2011:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$7,455	$7,455	$—	$—
Government, municipal securities, and other	3,580	—	3,580	—
Total assets measured at fair value	$11,035	$7,455	$3,580	$—
 Concentration of Risk
The Company manages a variety of risks, including market, credit and liquidity risks, across its plan assets through its investment managers. The Company defines a concentration of risk as an undiversified exposure to one of the above-mentioned risks that increases the exposure of the loss of plan assets unnecessarily. The Company monitors exposure to such risks in the foreign plans by monitoring the magnitude of the risk in each plan and diversifying the Company's exposure to such risks across a variety of instruments, markets and counterparties. As of June 30, 2011, the Company did not have concentrations of risk in any single entity, manager, counterparty, sector, industry or country.
NOTE 12 — INCOME TAXES
The components of income (loss) before income taxes are as follows:

	Year ended June 30,
(In thousands)	2011	2010	2009
Domestic income (loss) before income taxes	$752,163	$122,219	$(534,439)
Foreign income (loss) before income taxes	357,903	168,962	(68,092)
Total income (loss) before income taxes	$1,110,066	$291,181	$(602,531)

The provision for (benefit from) income taxes is comprised of the following:

(In thousands)	Year ended June 30,
	2011	2010	2009
Current:
Federal	$225,192	$63,687	$(136,906)
State	2,095	8,799	(3,545)
Foreign	31,578	30,225	32,647
	$258,865	$102,711	$(107,804)
Deferred:
Federal	$40,908	$(9,258)	$43,194
State	26,458	(3,689)	31,577
Foreign	(10,653)	(10,883)	(46,130)
	56,713	(23,830)	28,641
Provision for (benefit from) income taxes	$315,578	$78,881	$(79,163)
 For the fiscal years ended June 30, 2011 and 2010, the Company did not recognize any benefits from employee stock activity deductions, and therefore the Company did not reduce actual current tax liabilities, or record any increases to capital in excess of par value, for those years in connection with such benefits.
The significant components of deferred income tax assets and liabilities are as follows:

(In thousands)	As of June 30,
	2011	2010
Deferred tax assets:
Tax credits and net operating losses	$62,173	$83,480
Employee benefits accrual	86,741	70,845
Stock-based compensation	66,638	88,078
Capitalized R&D expenses	84,283	110,286
Inventory reserves	55,451	67,141
Non-deductible reserves	50,304	54,038
Deferred profit	95,157	83,700
Unearned revenue	27,723	19,648
Other	36,853	43,352
Gross deferred tax assets	565,323	620,568
Valuation allowance	(30,722)	(44,184)
Net deferred tax assets	$534,601	$576,384
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries not permanently reinvested	$(25,293)	$(19,863)
Depreciation and amortization	(21,047)	(6,148)
Unrealized gain on investments	(2,215)	(1,409)
Total deferred tax liabilities	(48,555)	(27,420)
Total net deferred tax assets	$486,046	$548,964
As of June 30, 2011, the Company had U.S. federal, state and foreign net operating loss (“NOL”) carry-forwards of approximately $45.5 million, $117.6 million and $43.9 million, respectively. The U.S. net operating loss and tax credit carry-forwards will expire at various dates beginning in 2023 through 2029. The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, it is not expected that such annual limitation will impair the realization of these NOLs. The state NOLs will begin to expire in 2013. State credits of $42.7 million will be carried over indefinitely. The foreign net operating loss carry-forwards will begin to expire in 2013.

The net deferred tax asset valuation allowance was $30.7 million as of June 30, 2011 and $44.2 million as of June 30, 2010. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. Of the valuation allowance as of June 30, 2011, $26.8 million relates to state credit carry-forwards. The remainder of the valuation allowance relates primarily to foreign net operating loss carry-forwards.
 As of June 30, 2011, U.S. income taxes were not provided for on a cumulative total of approximately $599.0 million of undistributed earnings for certain non-U.S. subsidiaries. If these undistributed earnings were repatriated to the United States, they would generate foreign tax credits to reduce the federal tax liability associated with the foreign dividend. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability associated with undistributed earnings would be approximately $198.0 million.
KLA-Tencor benefits from several tax holidays in Israel and Singapore where it manufactures certain of its products. These tax holidays are on approved investments and are scheduled to expire at varying times within the next three to ten years. The Company was in compliance with all the terms and conditions of the tax holidays as of June 30, 2011. The net impact of these tax holidays was to decrease the Company’s tax expense by approximately $30.4 million, $12.7 million and $8.9 million in the fiscal years ended June 30, 2011, 2010 and 2009, respectively. The benefits of the tax holidays on diluted net income per share were $0.18, $0.07 and $0.05 for the fiscal years ended June 30, 2011, 2010, 2009, respectively.
The reconciliation of the United States federal statutory income tax rate to KLA-Tencor’s effective income tax rate is as follows:

	Year ended June 30,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.2%	0.7%	(0.1)%
Effect of foreign operations taxed at various rates	(9.0)%	(9.6)%	(1.5)%
Research and development tax credit	(1.2)%	(1.2)%	1.8%
Net change in tax reserves	2.1%	0.5%	2.2%
Domestic manufacturing benefit	(1.9)%	(1.7)%	(0.2)%
Change in valuation allowance	(0.7)%	(0.1)%	(6.4)%
Non-deductible impairment of goodwill	—%	—%	(16.0)%
Effect of stock-based compensation	1.4%	4.0%	(0.5)%
Other	(0.5)%	(0.5)%	(1.2)%
Effective income tax rate	28.4%	27.1%	13.1%
Windfall tax benefits arise when a company's tax deduction for employee stock activity exceeds book compensation for the same activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes. The Company incurred $15.2 million of additional tax expense during the fiscal year ended June 30, 2011 due to shortfalls from employee stock activities. The Company's cumulative windfall balance reset to zero on July 1, 2011, since there was a cumulative shortfall in the fiscal year ended June 30, 2011.

A reconciliation of the gross unrecognized tax benefit is as follows:

	Year ended June 30,
(In thousands)	2011	2010	2009
Unrecognized tax benefits at the beginning of the period	$53,492	$49,738	$64,602
Increases for tax positions taken in prior years	5,228	6,553	231
Decreases for tax positions taken in prior years	—	(1,897)	(11,037)
Increases for tax positions taken in current year	32,152	10,912	4,832
Decreases for settlements with taxing authorities	(11,786)	—	(968)
Decreases for lapsing of the statute of limitations	(749)	(11,814)	(7,922)
Unrecognized tax benefits at the end of the period	$78,337	$53,492	$49,738

The amount of unrecognized tax benefits that would impact the effective tax rate was $78.3 million as of June 30, 2011. KLA-Tencor’s policy is to include interest and penalties related to unrecognized tax benefits within interest income and other, net. The amount of interest and penalties accrued as of June 30, 2011 and 2010 was approximately $7.2 million and $5.5 million, respectively.
During the fiscal year ended June 30, 2011, the Company settled an Israel income tax examination for the fiscal years ended June 30, 2007 through June 30, 2009. As a result of the settlement, the Company reduced its unrecognized tax benefits by $10.1 million, of which $8.0 million was a decrease in tax expense.
During the fiscal year ended June 30, 2011, the Company completed a United States federal income tax examination for the fiscal years ended June 30, 2007 through June 30, 2009 (which remains subject to review by the Joint Committee of Taxation). The Company also received a proposed adjustment from the tax authorities in Japan related to their examination of the fiscal years ended June 30, 2006 through June 30, 2010. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.
The Company is subject to federal income tax examinations for all years beginning from the fiscal year ended June 30, 2010. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2007. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2007. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from any future examinations of these years.
It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that it may recognize up to $39.2 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations, and the resolution of examinations with various tax authorities.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Factoring. KLA-Tencor has agreements with financial institutions to sell certain of its trade receivables and promissory notes from customers without recourse. The Company does not believe it is at risk for any material losses as a result of these agreements. In addition, from time to time the Company will discount, without recourse, letters of credit (“LCs”) received from customers in payment for goods.
The following table shows total receivables sold under factoring agreements, proceeds from sales of LCs and related discounting fees paid for the fiscal years ended June 30, 2011 and 2010:

	Year ended June 30,
(In thousands)	2011	2010
Receivables sold under factoring agreements	$313,578	$107,666
Proceeds from sales of LCs	$140,534	$37,226
Discounting fees paid on sales of LCs(1)	$213	$189
__________________

(1)	Discounting fees include bank fees and interest expense and were recorded in interest income and other, net.

Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $8.5 million, $11.1 million and $12.3 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.
The following is a schedule of expected operating lease payments:

Year ending June 30,	Amount (In thousands)
2012	$7,992
2013	6,001
2014	3,889
2015	2,106
2016	1,869
2017 and thereafter	3,130
Total minimum lease payments	$24,987
Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company's liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $352 million as of June 30, 2011 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
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
The following table provides the changes in the product warranty accrual for the fiscal years ended June 30, 2011 and 2010:

	Year ended June 30,
(In thousands)	2011	2010
Beginning balance	$21,109	$18,213
Accruals for warranties issued during the period	46,565	24,164
Changes in liability related to pre-existing warranties	(928)	(2,401)
Settlements made during the period	(25,218)	(18,867)
Ending balance	$41,528	$21,109
The Company maintains guarantee arrangements available through various financial institutions for up to $20.4 million, of which $17.9 million had been issued as of June 30, 2011 primarily to fund guarantees to customs authorities for VAT and other operating requirements of the Company's subsidiaries in Europe and Asia.
KLA-Tencor is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from, or provides customers with other remedies to protect against, bodily injury or damage to personal property caused by the Company's products, non-compliance with the Company's product performance specifications, infringement by the Company's products of third-party intellectual property rights and a breach of warranties, representations and covenants related to such matters as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to and cooperating with the Company pursuant to the procedures specified in the particular contract. This usually allows the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company's obligations under these agreements may be limited in terms of amounts, activity (typically at the Company's option to replace or correct the products or terminate the agreement with a refund to the other party), and duration. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.
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
It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on its business, financial condition, results of operations or cash flows.
NOTE 14 — LITIGATION AND OTHER LEGAL MATTERS
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
Other Legal Matters. The Company is named from time to time as a party to lawsuits in the normal course of its business. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. The Company believes the amounts provided in the Company's consolidated financial statements are adequate in light of the probable and estimated liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable, and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company's consolidated financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows.
NOTE 15 — RESTRUCTURING CHARGES
The Company has in recent years undertaken a number of cost reduction activities, including workforce reductions, in an effort to lower its quarterly operating expense run rate. The program in the United States is accounted for in accordance with the authoritative guidance related to compensation for non-retirement post-employment benefits, whereas the programs in the international locations are accounted for in accordance with the authoritative guidance for contingencies. During the fiscal year ended June 30, 2011, the Company recorded a $4.1 million net restructuring charge, of which $1.4 million was recorded to costs of revenues, $0.4 million was recorded to engineering, research and development expense and $2.3 million was recorded to selling, general and administrative expense. These charges represent the estimated minimum liability associated with expected termination benefits to be provided to employees after employment.

The following table shows the activity primarily related to severance and benefits expense for the fiscal years ended June 30, 2011 and 2010:

	Year ended June 30,
(In thousands)	2011	2010
Beginning balance	$1,221	$8,086
Restructuring costs	4,420	5,143
Adjustments	(325)	(906)
Cash payments	(3,455)	(11,102)
Ending balance	$1,861	$1,221
Substantially all of the remaining accrued restructuring balance related to the Company’s workforce reductions is expected to be paid out by the end of calendar year 2011.

NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets. As a result, KLA-Tencor is exposed to risks relating to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts and option contracts to hedge against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions, such as the Japanese yen, the euro and the Israeli shekel. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. These currency forward exchange contracts and options, designated as cash flow hedges, generally have maturities of less than 18 months. Cash flow hedges are evaluated for effectiveness monthly, based on changes in total fair value of the derivatives. If a financial counterparty to any of the Company’s hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience material losses.
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

Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts
The location and amounts of designated and non-designated derivative instruments’ gains and losses reported in the consolidated financial statements for the fiscal years ended June 30, 2011 and 2010 were as follows:

(In thousands)	Location in Financial Statements	As of June 30, 2011	As of June 30, 2010
Derivatives Designated as Hedging Instruments
Gain (loss) in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$47	$(2,274)
Loss reclassified from accumulated OCI into income (effective portion):	Revenues	$(2,491)	$(1,399)
	Costs of revenues	531	(493)
	Total loss reclassified from accumulated OCI into income (effective portion)	$(1,960)	$(1,892)
Gain (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Interest income and other, net	$468	$(398)
Derivatives Not Designated as Hedging Instruments
Loss recognized in income	Interest income and other, net	$(2,024)	$(15,182)
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, as of June 30, 2011 and 2010 was as follows:

(In thousands)	As of June 30, 2011	As of June 30, 2010
Cash flow hedge contracts
Purchase	$3,381	$15,835
Sell	$30,133	$32,853
Other foreign currency hedge contracts
Purchase	$174,499	$82,535
Sell	$216,738	$104,414

The location and fair value amounts of the Company’s derivative instruments reported in its Consolidated Balance Sheets as of June 30, 2011 and 2010 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2011	June 30, 2010	Balance Sheet Location	June 30, 2011	June 30, 2010
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$145	$125	Other current liabilities	$475	$2,033
Total derivatives designated as hedging instruments		$145	$125		$475	$2,033
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,825	$171	Other current liabilities	$1,652	$3,791
Total derivatives not designated as hedging instruments		$1,825	$171		$1,652	$3,791
Total derivatives		$1,970	$296		$2,127	$5,824
The following table provides the balances and changes in the accumulated other comprehensive income (loss) related to derivative instruments for the fiscal year ended June 30, 2011:

(In thousands)	Year ended June 30, 2011
Beginning balance	$(1,995)
Amount reclassified to income	1,960
Net change	47
Ending balance	$12
NOTE 17 — SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
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
The Company is engaged primarily in designing, manufacturing and marketing process control and yield management solutions for the semiconductor and related nanoelectronics industries. All operating units have been aggregated due to their inter-dependencies, commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes. The Company’s service products are an extension of the system product portfolio and provide customers with spare parts and fab management services (including system preventive maintenance and optimization services) to improve yield, increase production uptime and throughput, and lower the cost of ownership. Since the Company operates in one segment, all financial segment information required by the authoritative guidance can be found in the consolidated financial statements.
The Company's significant operations outside the United States include manufacturing facilities in Israel and Singapore, and sales, marketing and service offices in Western Europe, Japan and the Asia Pacific regions. For geographical revenue reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist primarily of net property and equipment and are attributed to the geographic region in which they are located.

The following is a summary of revenues by geographic region for the fiscal years ended June 30, 2011, 2010 and 2009 (as a percentage of total revenues):

(Dollar amounts in thousands)	Year ended June 30,
	2011		2010		2009
Revenues:
United States	$610,955	19%	$341,079	19%	$372,887	24%
Taiwan	864,378	27%	688,089	38%	181,411	12%
Japan	413,208	13%	239,393	13%	437,081	29%
Europe & Israel	340,249	11%	111,497	6%	162,665	11%
Korea	480,488	15%	151,198	8%	187,624	12%
Rest of Asia	465,889	15%	289,504	16%	178,548	12%
Total	$3,175,167	100%	$1,820,760	100%	$1,520,216	100%
The following is a summary of revenues by major products for the fiscal years ended June 30, 2011, 2010 and 2009 (as a percentage of total revenues):

(Dollar amounts in thousands)	Year ended June 30,
	2011		2010		2009
Revenues:
Defect inspection	$2,039,856	64%	$1,011,027	56%	$779,914	51%
Metrology	498,904	16%	261,105	14%	228,501	15%
Service	561,729	18%	496,490	27%	458,090	30%
Other	74,678	2%	52,138	3%	53,711	4%
Total	$3,175,167	100%	$1,820,760	100%	$1,520,216	100%

Long-lived assets by geographic region as of June 30, 2011, 2010 and 2009 were as follows:

	As of June 30,
(In thousands)	2011		2010		2009
Long-lived assets:
United States	$167,381		$174,033		$239,863
Europe & Israel	125,302		127,474		143,410
Japan	4,256		3,985		4,308
Taiwan	803	714	714	802.767	1,021
Korea	2,804		3,482		3,764
Rest of Asia	53,106		56,141		64,868
Total	$353,652		$365,829		$457,234

NOTE 18 — SALE AND IMPAIRMENT OF REAL ESTATE ASSETS
During the fiscal year ended June 30, 2009, as part of the Company's cost reduction efforts, the Company decided to sell the remaining real estate properties owned by the Company in San Jose, California and a portion of the real estate property in Chennai, India. Based on the valuation of these assets using relevant market indicators such as range of estimated selling prices, the Company recorded asset impairment charges of $2.4 million, which were included in selling, general and administrative expenses. During the fiscal year ended June 30, 2010, the Company recorded an asset impairment charge of $15.1 million based on the valuation of these assets using relevant market indicators including a range of estimated selling prices. The real estate properties are non-financial assets consistent with Level 3 fair value measurement. This impairment charge was included in selling, general and administrative expenses. During the fiscal year ended June 30, 2011, the Company completed the sale of its remaining real estate properties in San Jose, California. The sale transaction, which closed on December 9, 2010, resulted in proceeds to the Company of $18.2 million and a gain on sale of $1.4 million recorded as an offset to selling, general and administrative expenses.
NOTE 19 — RELATED PARTY TRANSACTIONS
During the fiscal years ended June 30, 2011, 2010 and 2009, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member, including JDS Uniphase Corporation, Freescale Semiconductor, Inc., Cisco Systems, Inc. and National Semiconductor Corp. For the fiscal years ended June 30, 2011, 2010 and 2009, the following table provides the transactions with these parties (for the portion of such period that they were considered related):

	Year ended June 30,
(In thousands)	2011	2010	2009
Total revenues	379	8,242	8,039
Total purchases	7,171	2,950	5,330

The Company had a receivable balance from these parties of $0.2 million and $2.0 million as of June 30, 2011 and 2010, respectively. Management believes that such transactions are at arm's length and on similar terms as would have been obtained from unaffiliated third parties.
NOTE 20 — SUBSEQUENT EVENTS
On July 12, 2011, the Company announced that its Board of Directors had authorized an increase of the level of the Company's quarterly dividend from $0.25 to $0.35 per share. On August 4, 2011, the Company declared a quarterly cash dividend of $0.35 per share on the outstanding shares of the Company’s common stock, to be paid on September 1, 2011 to stockholders of record on August 15, 2011.
NOTE 21 — QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended June 30, 2011 and 2010.

(In thousands, except per share data)	First quarter ended September 30, 2010	Second quarter ended December 31, 2010	Third quarter ended March 31, 2011	Fourth quarter ended June 30, 2011
Total revenues	$682,342	$766,327	$834,059	$892,439
Total costs and operating expenses	$446,726	$497,461	$522,280	$548,370
Gross margin	$418,373	$454,929	$506,363	$536,259
Income from operations	$235,616	$268,866	$311,779	$344,069
Net income	$154,196	$185,492	$209,783	$245,017
Net income per share:
Basic(1)	$0.92	$1.11	$1.25	$1.46
Diluted(1)	$0.91	$1.09	$1.22	$1.43

(In thousands, except per share data)	First quarter ended September 30, 2009	Second quarter ended December 31, 2009	Third quarter ended March 31, 2010	Fourth quarter ended June 30, 2010
Total revenues	$342,687	$440,355	$478,299	$559,419
Total costs and operating expenses	$327,737	$393,260	$387,020	$398,577
Gross margin	$170,795	$233,069	$269,734	$331,500
Income from operations	$14,950	$47,095	$91,279	$160,842
Net income	$20,405	$21,794	$57,016	$113,085
Net income per share:
Basic(1)	$0.12	$0.13	$0.33	$0.67
Diluted(1)	$0.12	$0.13	$0.33	$0.66
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders of KLA-Tencor Corporation
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of KLA-Tencor Corporation and its subsidiaries at June 30, 2011 and June 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
August 5, 2011

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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2011.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For the information required by this Item, see "Information About the Directors and the Nominees," “Information About Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” “Our Corporate Governance Practices—Standards of Business Conduct; Whistleblower Hotline and Website” and “Information About the Board of Directors and Its Committees—Audit Committee” in the Proxy Statement, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
For the information required by this Item, see “Executive Compensation and Other Matters,” “Director Compensation” and "Information About the Board of Directors and Its Committees—Compensation Committee—Risk Considerations in Our Compensation Programs" in the Proxy Statement, which is incorporated herein by reference.

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
For the information required by this Item, see “Certain Relationships and Related Transactions” and “Information About the Board of Directors and Its Committees —The Board of Directors” in the Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
For the information required by this Item, see “Proposal Two: Ratification of Appointment of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm for the Fiscal Year Ending June 30, 2012” in the Proxy Statement, which is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts	100
All other schedules are omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger relating to the acquisition of ADE Corporation	8-K	No. 000-09992	2.1	May 26, 2006
2.2	Agreement Relating to a Friendly Take-Over Bid to be Brought for ICOS Vision Systems Corporation NV, entered into between the Company and ICOS Vision Systems Corporation NV, dated February 20, 2008	8-K	No. 000-09992	2.1	February 21, 2008
3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001
3.3	Amended and Restated Bylaws	8-K	No. 000-09992	3.1	February 19, 2009
4.1	Amended and Restated Rights Agreement dated as of April 25, 1996 between the Company and The First National Bank of Boston, as Rights Agent. This agreement includes the Form of Right Certificate as Exhibit A and the Summary of Terms of Rights as Exhibit B	8-A/A, Amendment No. 2	No. 000-09992	1.0	September 24, 1996
4.2	Indenture dated as of May 2, 2008 between the Company and Wells Fargo Bank, N.A., as trustee	8-K	No. 000-09992	4.1	May 6, 2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
4.3	Form of 6.900% Senior Notes Due 2018 (included in Exhibit 4.2)	8-K	No. 000-09992	4.2	May 6, 2008
10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998
10.2	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004
10.3	2000 Nonstatutory Stock Option Plan (as amended August 2, 2002)*	S-8	No. 333-100166	10.3	September 27, 2002
10.4	2004 Equity Incentive Plan (as amended and restated)*	8-K	No. 000-09992	10.46	October 8, 2009
10.5	Rules of the Company’s 2004 Equity Incentive Plan for the Grant of Restricted Stock Units to Participants in France*	10-Q	No. 000-09992	10.50	January 30, 2009
10.6	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006
10.7	Option Grant Notification*	8-K	No. 000-09992	10.1	September 29, 2005
10.8	Form of Restricted Stock Unit Award Notification (Performance-Vesting)*	8-K	No. 000-09992	10.19	September 20, 2006
10.9	Form of Restricted Stock Unit Award Notification (Service-Vesting)*	10-K	No. 000-09992	10.17	August 7, 2008
10.10	Form of Restricted Stock Unit Agreement*	8-K	No. 000-09992	10.20	September 20, 2006
10.11	Form of Restricted Stock Unit Agreement for U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.44	January 30, 2009
10.12	Form of Restricted Stock Unit Agreement for French Participants (approved December 2008)*	10-Q	No. 000-09992	10.45	January 30, 2009
10.13	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.46	January 30, 2009
10.14	Form of Stock Option Amendment and Special Bonus Agreement (with Chief Executive Officer)*	8-K	No. 000-09992	99.1	January 5, 2007
10.15	Form of Stock Option Amendment and Special Bonus Agreement*	8-K	No. 000-09992	99.10	November 13, 2007
10.16	Amended and Restated 1997 Employee Stock Purchase Plan (as amended November 17, 1998)*	S-8	No. 333-75944	10.10	December 26, 2001
10.17	Amended and Restated 1997 Employee Stock Purchase Plan (as amended December 2008, effective January 1, 2009)*	10-Q	No. 000-09992	10.47	January 30, 2009
10.18	Amended and Restated 1997 Employee Stock Purchase Plan (as amended March 2009, effective July 1, 2009)*	8-K	No. 000-09992	10.52	March 30, 2009
10.19	Amended and Restated 1997 Employee Stock Purchase Plan (as amended December 2009, effective January 1, 2010)*	10-Q	No. 000-09992	10.49	January 29, 2010
10.20	Amended and Restated 1997 Employee Stock Purchase Plan (as amended February 11, 2011)*	10-Q	No. 000-09992	10.47	April 29, 2011
10.21	KLA Instruments Corporation Restated 1982 Stock Option Plan (as amended November 18, 1996)*	S-8	No. 333-22941	10.74	March 7, 1997

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.22	Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(1)	(1)	(1)	(1)
10.23	Amendment No. 1 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(2)	(2)	(2)	(2)
10.24	Amendment No. 2 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(3)	(3)	(3)	(3)
10.25	Amendment No. 3 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(4)	(4)	(4)	(4)
10.26	Amendment No. 4 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(5)	(5)	(5)	(5)
10.27	ADE Corporation’s 1995 Stock Option Plan*	(6)	(6)	(6)	(6)
10.28	ADE Corporation 1997 Employee Stock Option Plan*	(7)	(7)	(7)	(7)
10.29	Amendment to ADE Corporation’s 1997 Employee Stock Option Plan dated April 7, 1999*	(8)	(8)	(8)	(8)
10.30	ADE Corporation’s 2000 Employee Stock Option Plan (as amended)*	(9)	(9)	(9)	(9)
10.31	Form of Indemnification Agreement for Directors and Executive Officers*	10-K	No. 000-09992	10.3	September 29, 1997
10.32	Performance Bonus Plan*	Proxy	No. 000-09992	App. B	September 24, 2009
10.33	Fiscal Year 2011 Performance Bonus Plan*+	10-Q	No. 000-09992	10.45	October 29, 2010
10.34	Fiscal Year 2010 Performance Bonus Plan*+	10-Q	No. 000-09992	10.46	October 30, 2009
10.35	Fiscal Year 2009 Performance Bonus Plan*+	10-Q	No. 000-09992	10.41	October 31, 2008
10.36	Executive Deferred Savings Plan (as amended January 1, 2009)*	10-Q	No. 000-09992	10.49	January 30, 2009
10.37	Executive Severance Plan (as amended February 19, 2009)*	8-K	No. 000-09992	10.51	February 19, 2009
10.38	2010 Executive Severance Plan*	10-Q	No. 000-09992	10.46	January 28, 2011
10.39	Agreement between the Company and Ben Tsai (as amended and restated)*	10-K	No. 000-09992	10.26	January 29, 2007
10.40	Letter Agreement between the Company and Brian M. Martin*	10-Q	No. 000-09992	10.28	May 7, 2007
10.41	Severance and Consulting Agreement between the Company and John Kispert*	10-Q	No. 000-09992	10.42	October 31, 2008
10.42	Letter Agreement between the Company and Mark Dentinger*	10-Q	No. 000-09992	10.43	October 31, 2008
12.10	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement

+	Confidential treatment has been requested as to a portion of this exhibit.

(1)	Incorporated by reference to Exhibit 10.22 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Commission File No. 000-26911).

(2)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Registration Statement on Form S-8, filed February 22, 2002 (Commission File No. 333-83282).

(3)	Incorporated by reference to Exhibit 99.1 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).

(4)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).

(5)	Incorporated by reference to Exhibit 10.21 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005 (Commission File No. 000-26911).

(6)	Incorporated by reference to Exhibit 10.2 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (Commission File No. 000-26714).

(7)	Incorporated by reference to Exhibit 10.3 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 1999 (Commission File No. 000-26714).

(8)	Incorporated by reference to Exhibit 4.3 to ADE Corporation’s Registration Statement on Form S-8, filed February 18, 1998 (Commission File No. 333-46505).

(9)	Incorporated by reference to Exhibit 10.4 to ADE Corporation’s Registration Statement on Form S-1 (Commission File No. 33-96408).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLA-Tencor Corporation

August 5, 2011	By:	/S/ RICHARD P. WALLACE
(Date)		Richard P. Wallace
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD P. WALLACE	President, Chief Executive Officer and Director (principal executive officer)	August 5, 2011
Richard P. Wallace

/s/ MARK P. DENTINGER	Executive Vice President and Chief Financial Officer (principal financial officer)	August 5, 2011
Mark P. Dentinger

/s/ VIRENDRA A. KIRLOSKAR	Senior Vice President and Chief Accounting Officer (principal accounting officer)	August 5, 2011
Virendra A. Kirloskar

/s/ EDWARD W. BARNHOLT	Chairman of the Board and Director	August 5, 2011
Edward W. Barnholt

/s/ ROBERT P. AKINS	Director	August 5, 2011
Robert P. Akins

/s/ ROBERT T. BOND	Director	August 5, 2011
Robert T. Bond

/s/ ROBERT M. CALDERONI	Director	August 5, 2011
Robert M. Calderoni

/s/ JOHN T. DICKSON	Director	August 5, 2011
John T. Dickson

/s/ EMIKO HIGASHI	Director	August 5, 2011
Emiko Higashi

/s/ STEPHEN P. KAUFMAN	Director	August 5, 2011
Stephen P. Kaufman

/s/ KEVIN J. KENNEDY	Director	August 5, 2011
Kevin J. Kennedy

/s/ KIRAN M. PATEL	Director	August 5, 2011
Kiran M. Patel

/s/ DAVID C. WANG	Director	August 5, 2011
David C. Wang

SCHEDULE II
Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Expense	Deductions/ Adjustments	Balance at End of Period
Fiscal Year Ended June 30, 2009:
Allowance for Doubtful Accounts	$12,257	$23,279	$(61)	$35,475
Allowance for Deferred Tax Assets	$—	$38,791	$—	$38,791
Fiscal Year Ended June 30, 2010:
Allowance for Doubtful Accounts	$35,475	$80	$(3,681)	$31,874
Allowance for Deferred Tax Assets	$38,791	$5,586	$(193)	$44,184
Fiscal Year Ended June 30, 2011:
Allowance for Doubtful Accounts	$31,874	$—	$(9,768)	$22,106
Allowance for Deferred Tax Assets	$44,184	$—	$(13,462)	$30,722

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger relating to the acquisition of ADE Corporation	8-K	No. 000-09992	2.1	May 26, 2006
2.2	Agreement Relating to a Friendly Take-Over Bid to be Brought for ICOS Vision Systems Corporation NV, entered into between the Company and ICOS Vision Systems Corporation NV, dated February 20, 2008	8-K	No. 000-09992	2.1	February 21, 2008
3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001
3.3	Amended and Restated Bylaws	8-K	No. 000-09992	3.1	February 19, 2009
4.1	Amended and Restated Rights Agreement dated as of April 25, 1996 between the Company and The First National Bank of Boston, as Rights Agent. This agreement includes the Form of Right Certificate as Exhibit A and the Summary of Terms of Rights as Exhibit B	8-A/A, Amendment No. 2	No. 000-09992	1	September 24, 1996
4.2	Indenture dated as of May 2, 2008 between the Company and Wells Fargo Bank, N.A., as trustee	8-K	No. 000-09992	4.1	May 6, 2008
4.3	Form of 6.900% Senior Notes Due 2018 (included in Exhibit 4.2)	8-K	No. 000-09992	4.2	May 6, 2008
10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998
10.2	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004
10.3	2000 Nonstatutory Stock Option Plan (as amended August 2, 2002)*	S-8	No. 333-100166	10.3	September 27, 2002
10.4	2004 Equity Incentive Plan (as amended and restated)*	8-K	No. 000-09992	10.46	October 8, 2009
10.5	Rules of the Company’s 2004 Equity Incentive Plan for the Grant of Restricted Stock Units to Participants in France*	10-Q	No. 000-09992	10.50	January 30, 2009
10.6	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.2	May 4, 2006
10.7	Option Grant Notification*	8-K	No. 000-09992	10.1	September 29, 2005
10.8	Form of Restricted Stock Unit Award Notification (Performance-Vesting)*	8-K	No. 000-09992	10.2	September 20, 2006
10.9	Form of Restricted Stock Unit Award Notification (Service-Vesting)*	10-K	No. 000-09992	10.2	August 7, 2008
10.10	Form of Restricted Stock Unit Agreement*	8-K	No. 000-09992	10.2	September 20, 2006

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.11	Form of Restricted Stock Unit Agreement for U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.44	January 30, 2009
10.12	Form of Restricted Stock Unit Agreement for French Participants (approved December 2008)*	10-Q	No. 000-09992	10.45	January 30, 2009
10.13	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.46	January 30, 2009
10.14	Form of Stock Option Amendment and Special Bonus Agreement (with Chief Executive Officer)*	8-K	No. 000-09992	99.1	January 5, 2007
10.15	Form of Stock Option Amendment and Special Bonus Agreement*	8-K	No. 000-09992	99.1	November 13, 2007
10.16	Amended and Restated 1997 Employee Stock Purchase Plan (as amended November 17, 1998)*	S-8	No. 333-75944	10.1	December 26, 2001
10.17	Amended and Restated 1997 Employee Stock Purchase Plan (as amended December 2008, effective January 1, 2009)*	10-Q	No. 000-09992	10.47	January 30, 2009
10.18	Amended and Restated 1997 Employee Stock Purchase Plan (as amended March 2009, effective July 1, 2009)*	8-K	No. 000-09992	10.52	March 30, 2009
10.19	Amended and Restated 1997 Employee Stock Purchase Plan (as amended December 2009, effective January 1, 2010)*	10-Q	No. 000-09992	10.49	January 29, 2010
10.20	Amended and Restated 1997 Employee Stock Purchase Plan (as amended February 11, 2011)*	10-Q	No. 000-09992	10.47	April 29, 2011
10.21	KLA Instruments Corporation’s Restated 1982 Stock Option Plan (as amended November 18, 1996)*	S-8	No. 333-22941	10.74	March 7, 1997
10.22	Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(1)	(1)	(1)	(1)
10.23	Amendment No. 1 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(2)	(2)	(2)	(2)
10.24	Amendment No. 2 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(3)	(3)	(3)	(3)
10.25	Amendment No. 3 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(4)	(4)	(4)	(4)
10.26	Amendment No. 4 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(5)	(5)	(5)	(5)
10.27	ADE Corporation’s 1995 Stock Option Plan*	(6)	(6)	(6)	(6)
10.28	ADE Corporation’s 1997 Employee Stock Option Plan*	(7)	(7)	(7)	(7)
10.29	Amendment to ADE Corporation’s 1997 Employee Stock Option Plan dated April 7, 1999*	(8)	(8)	(8)	(8)
10.30	ADE Corporation’s 2000 Employee Stock Option Plan (as amended)*	(9)	(9)	(9)	(9)
10.31	Form of Indemnification Agreement for Directors and Executive Officers*	10-K	No. 000-09992	10.3	September 29, 1997

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.32	Performance Bonus Plan*	Proxy	No. 000-09992	App. B	September 24, 2009
10.33	Fiscal Year 2011 Performance Bonus Plan*+	10-Q	No. 000-09992	10.45	October 29, 2010
10.34	Fiscal Year 2010 Performance Bonus Plan*+	10-Q	No. 000-09992	10.46	October 30, 2009
10.35	Fiscal Year 2009 Performance Bonus Plan*+	10-Q	No. 000-09992	10.41	October 31, 2008
10.36	Executive Deferred Savings Plan (as amended January 1, 2009)*	10-Q	No. 000-09992	10.49	January 30, 2009
10.37	Executive Severance Plan (as amended February 19, 2009)*	8-K	No. 000-09992	10.51	February 19, 2009
10.38	2010 Executive Severance Plan*	10-Q	No. 000-09992	10.46	January 28, 2011
10.39	Agreement between the Company and Ben Tsai (as amended and restated)*	10-K	No. 000-09992	10.26	January 29, 2007
10.40	Letter Agreement between the Company and Brian M. Martin*	10-Q	No. 000-09992	10.28	May 7, 2007
10.41	Severance and Consulting Agreement between the Company and John Kispert*	10-Q	No. 000-09992	10.42	October 31, 2008
10.42	Letter Agreement between the Company and Mark Dentinger*	10-Q	No. 000-09992	10.43	October 31, 2008
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Denotes a management contract, plan or arrangement.

+	Confidential treatment has been requested as to a portion of this exhibit.

(1)	Incorporated by reference to Exhibit 10.22 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Commission File No. 000-26911).

(2)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Registration Statement on Form S-8, filed February 22, 2002 (Commission File No. 333-83282).

(3)	Incorporated by reference to Exhibit 99.1 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).

(4)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).

(5)	Incorporated by reference to Exhibit 10.21 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005 (Commission File No. 000-26911).

(6)	Incorporated by reference to Exhibit 10.2 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (Commission File No. 000-26714).

(7)	Incorporated by reference to Exhibit 10.3 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 1999 (Commission File No. 000-26714).

(8)	Incorporated by reference to Exhibit 4.3 to ADE Corporation’s Registration Statement on Form S-8, filed February 18, 1998 (Commission File No. 333-46505).

(9)	Incorporated by reference to Exhibit 10.4 to ADE Corporation’s Registration Statement on Form S-1 (Commission File No. 33-96408).