Form 10-Q
period 2011-09-30
KLA TENCOR CORP
filed 2011-10-28
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
As of October 13, 2011, there were 166,664,427 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$745,947	$711,329
Marketable securities	1,354,204	1,327,206
Accounts receivable, net	461,640	583,270
Inventories, net	612,603	575,730
Deferred income taxes	290,372	331,397
Other current assets	132,153	147,078
Total current assets	3,596,919	3,676,010
Land, property and equipment, net	264,279	257,358
Goodwill	327,971	328,156
Purchased intangibles, net	77,949	85,902
Other non-current assets	298,199	328,095
Total assets	$4,565,317	$4,675,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,575	$142,945
Deferred system profit	136,122	192,338
Unearned revenue	47,311	44,264
Other current liabilities	436,211	499,314
Total current liabilities	734,219	878,861
Non-current liabilities:
Long-term debt	746,425	746,290
Income tax payable	37,978	78,337
Unearned revenue	38,857	34,905
Other non-current liabilities	73,243	76,235
Total liabilities	1,630,722	1,814,628
Commitments and contingencies (Note 12 and Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	1,031,157	1,010,659
Retained earnings	1,910,403	1,852,633
Accumulated other comprehensive income (loss)	(6,965)	(2,399)
Total stockholders’ equity	2,934,595	2,860,893
Total liabilities and stockholders’ equity	$4,565,317	$4,675,521

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
(In thousands, except per share data)	2011	2010
Revenues:
Product	$650,256	$550,609
Service	146,220	131,733
Total revenues	796,476	682,342
Costs and operating expenses:
Costs of revenues	340,349	263,969
Engineering, research and development	107,762	94,720
Selling, general and administrative	94,076	88,037
Total costs and operating expenses	542,187	446,726
Income from operations	254,289	235,616
Interest income and other, net	6,866	1,225
Interest expense	13,893	13,529
Income before income taxes	247,262	223,312
Provision for income taxes	55,267	69,116
Net income	$191,995	$154,196
Net income per share:
Basic	$1.15	$0.92
Diluted	$1.13	$0.91
Cash dividends declared per share	$0.35	$0.25
Weighted average number of shares:
Basic	166,684	167,187
Diluted	169,835	169,839

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended September 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$191,995	$154,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,184	20,783
Non-cash stock-based compensation expense	20,496	24,213
Net gain on sale of marketable securities and other investments	(662)	(1,047)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	129,227	(50,342)
Increase in inventories, net	(43,699)	(63,450)
Decrease in other assets	91,789	10,870
Increase (decrease) in accounts payable	(28,558)	30,096
Decrease in deferred system profit	(56,216)	(3,101)
Decrease in other liabilities	(108,571)	(26,690)
Net cash provided by operating activities	218,985	95,528
Cash flows from investing activities:
Capital expenditures, net	(12,128)	(11,163)
Purchase of available-for-sale securities	(303,101)	(228,951)
Proceeds from sale and maturity of available-for-sale securities	268,931	239,650
Purchase of trading securities	(18,586)	(16,004)
Proceeds from sale of trading securities	16,176	30,623
Net cash provided by (used in) investing activities	(48,708)	14,155
Cash flows from financing activities:
Issuance of common stock	9,702	2,953
Tax withholding payments related to vested and released restricted stock units	(17,930)	(9,517)
Common stock repurchases	(66,392)	(62,156)
Payment of dividends to stockholders	(58,460)	(41,785)
Net cash used in financing activities	(133,080)	(110,505)
Effect of exchange rate changes on cash and cash equivalents	(2,579)	9,288
Net increase in cash and cash equivalents	34,618	8,466
Cash and cash equivalents at beginning of period	711,329	529,918
Cash and cash equivalents at end of period	$745,947	$538,384
Supplemental cash flow disclosures:
Income taxes paid, net	$37,391	$46,060
Interest paid	$611	$352

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the SEC on August 5, 2011.
The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2012.
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
Revenue Recognition. KLA-Tencor recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. The Company typically recognizes revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. Under certain circumstances, however, the Company recognizes revenue upon shipment, prior to acceptance by the customer. The portion of revenue associated with installation is deferred based on relative sales price and recognized upon completion of the installation. Spare parts revenue is recognized when the product has been shipped, risk of loss has passed to the customer, and collectability is reasonably assured. Service and maintenance contract revenue is recognized ratably over the term of the maintenance contract. Revenue from services performed in the absence of a contract, such as consulting and training revenue, is recognized when the related services are performed and collectability is reasonably assured. The Company's arrangements generally do not include any provisions for cancellation, termination or refunds that would significantly impact recognized revenue.
The Company also allows for multiple element revenue arrangements in cases where certain elements of a sales arrangement are not delivered and accepted in one reporting period. In such cases, the Company defers the relative fair value of the undelivered elements until that element is delivered to the customer. To be considered a separate element, the product or service in question must represent a separate unit of accounting and fulfill the following criteria: (a) the delivered item(s) has value to the customer on a stand-alone basis; (b) there is objective and reliable evidence of the fair value of the undelivered item(s); and (c) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If the arrangement does not meet all the above criteria, the entire amount of the sales contract is deferred until all elements are accepted by the customer.
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

When the Company is unable to establish relative selling price using VSOE or TPE, the Company uses estimated selling price ("ESP") in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were to be sold on a stand-alone basis. ESP could potentially be used for new or customized products.
The Company regularly reviews relative selling prices and maintains internal controls over the establishment and updates of these estimates.
Recent Accounting Pronouncements. In September 2011, the FASB amended its guidance through the issuance of a revised accounting standard intended to simplify testing goodwill for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Prior to the amendment, entities were required to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is calculated as being less than its carrying amount, then the second step of the quantitative test is to be performed to measure the amount of impairment loss, if any. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company's fiscal year ending June 30, 2013. Early adoption is permitted. The Company is currently evaluating the impact of the guidance on its financial position, results of operations and cash flows.
In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. The amendment becomes effective during the first quarter of the Company's fiscal year ending June 30, 2013. Early adoption is permitted. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.
In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under U.S. GAAP with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for the Company's interim reporting period ending March 31, 2012. Early application is not permitted. The Company does not expect the amendment to have a material impact on its financial position, results of operations or cash flows.
In April 2010, the FASB amended its guidance on share-based payment awards with an exercise price denominated in certain currencies. The amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This amendment was effective for the Company’s interim reporting period ended September 30, 2011. The amendment did not have an impact on the Company's financial position, results of operations or cash flows.
In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements was effective for the Company’s interim reporting period ended March 31, 2010. The implementation of that guidance did not have an impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurements disclosures was effective for the Company’s interim reporting period ended September 30, 2011, and the implementation of that guidance did not have an impact on the Company's financial position, results of operations or cash flows as it is disclosure-only in nature.

NOTE 2 – FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity investments in privately-held companies. These equity investments are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. The Company’s non-financial assets, such as goodwill, intangible assets, and land, property and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred.
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
All of the Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of September 30, 2011, because they were valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market funds and certain U.S. Government agency securities, U.S. Treasury securities and sovereign securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
The types of instruments valued based on other observable inputs include commercial paper, corporate debt securities, municipal securities and certain U.S. Government agency securities, U.S. Treasury securities and sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2011 as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Money market and other	$578,442	$578,442	$—
Marketable securities:
U.S. Treasury securities	71,186	65,387	5,799
U.S. Government agency securities	344,132	342,734	1,398
Municipal securities	40,338	—	40,338
Corporate debt securities	831,721	—	831,721
Sovereign securities	32,411	13,385	19,026
Total cash equivalents and marketable securities(1)	1,898,230	999,948	898,282
Other current assets:
Derivative assets	845	—	845
Other non-current assets:
Executive Deferred Savings Plan:
Money market and other	4,967	4,967	—
Mutual funds	110,923	85,709	25,214
Executive Deferred Savings Plan total	115,890	90,676	25,214
Total financial assets(1)	$2,014,965	$1,090,624	$924,341
Other current liabilities:
Derivative liabilities	$(6,054)	$—	$(6,054)
Total financial liabilities	$(6,054)	$—	$(6,054)
________________
(1) Excludes cash of $156.8 million held in operating accounts and time deposits of $45.1 million as of September 30, 2011.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2011 as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
U.S. Treasury securities	$4,400	$—	$4,400
U.S. Government agency securities	6,010	6,010	—
Corporate debt securities	21,982	—	21,982
Money market and other	481,770	481,770	—
Marketable securities:
U.S. Treasury securities	54,496	52,396	2,100
U.S. Government agency securities	314,173	314,173	—
Municipal securities	38,957	—	38,957
Corporate debt securities	853,403	—	853,403
Sovereign securities	32,086	14,696	17,390
Total cash equivalents and marketable securities(1)	1,807,277	869,045	938,232
Other current assets:
Derivative assets	1,970	—	1,970
Other non-current assets:
Executive Deferred Savings Plan:
Money market and other	1,806	1,806	—
Mutual funds	126,227	95,971	30,256
Executive Deferred Savings Plan total	128,033	97,777	30,256
Total financial assets(1)	$1,937,280	$966,822	$970,458
Other current assets:
Derivative liabilities	$(2,127)	$—	$(2,127)
Total financial liabilities	$(2,127)	$—	$(2,127)
________________
(1) Excludes cash of $165.9 million held in operating accounts and time deposits of $65.4 million as of June 30, 2011.
Changes in the Company’s Level 3 securities for the three months ended September 30, 2011 and 2010 were as follows:

	Three months ended September 30,
(In thousands)	2011	2010
Beginning aggregate fair value of Level 3 securities	$—	$16,825
Net settlements	—	(16,825)
Ending aggregate fair value of Level 3 securities	$—	$—
During the fiscal year ended June 30, 2010 (and in prior fiscal years), the Company’s investment portfolio included auction rate securities, which were investments with contractual maturities generally between 20 to 30 years. In February 2008, because sell orders exceeded buy orders, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that were then held by the Company. By letter dated August 8, 2008, the Company received notification from UBS AG (“UBS”), in connection with a settlement entered into between UBS and certain regulatory agencies, offering to repurchase all of the Company’s auction rate security holdings at par value. The Company formally accepted the settlement offer and entered into a repurchase agreement with UBS on November 11, 2008. On June 30, 2010 UBS repurchased the Company's $16.8 million then-remaining auction rate securities at par value, and the repurchase was subsequently settled in July 2010.

NOTE 3 – BALANCE SHEET COMPONENTS

(In thousands)	As of September 30, 2011	As of June 30, 2011
Accounts receivable, net:
Accounts receivable, gross	$484,028	$605,376
Allowance for doubtful accounts	(22,388)	(22,106)
	$461,640	$583,270
Inventories, net:
Customer service parts	$155,425	$148,466
Raw materials	230,855	235,605
Work-in-process	158,834	131,804
Finished goods	67,489	59,855
	$612,603	$575,730
Other current assets:
Prepaid expenses	$52,601	$61,796
Income tax related receivables	58,866	59,774
Other current assets	20,686	25,508
	$132,153	$147,078
Land, property and equipment, net:
Land	$41,872	$41,956
Buildings and leasehold improvements	234,512	234,173
Machinery and equipment	457,103	447,772
Office furniture and fixtures	20,527	19,645
Construction in process	8,689	6,979
	762,703	750,525
Less: accumulated depreciation and amortization	(498,424)	(493,167)
	$264,279	$257,358
Other non-current assets:
Executive Deferred Savings Plan(1)	$115,890	$128,033
Deferred tax assets – long-term	156,619	173,788
Other	25,690	26,274
	$298,199	$328,095
Other current liabilities:
Warranty	$43,603	$41,528
Executive Deferred Savings Plan(1)	115,467	128,088
Compensation and benefits	123,802	186,761
Income taxes payable	12,313	16,364
Interest payable	21,706	8,769
Accrued litigation costs	2,600	4,824
Other accrued expenses	116,720	112,980
	$436,211	$499,314

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. As of September 30, 2011, the Company had a deferred compensation plan related asset and liability included as a component of other non-current assets and other current liabilities on its Condensed Consolidated Balance Sheet.

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of September 30, 2011 and June 30, 2011 were as follows:

As of September 30, 2011 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$70,916	$306	$(36)	$71,186
U.S. Government agency securities	343,721	749	(338)	344,132
Municipal securities	40,075	266	(3)	40,338
Corporate debt securities	830,229	3,688	(2,196)	831,721
Money market and other	578,442	—	—	578,442
Sovereign securities	32,283	132	(4)	32,411
Subtotal	1,895,666	5,141	(2,577)	1,898,230
Add: Time deposits(1)	45,117	—	—	45,117
Less: Cash equivalents	589,143	—	—	589,143
Marketable securities	$1,351,640	$5,141	$(2,577)	$1,354,204

As of June 30, 2011 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$58,754	$165	$(23)	$58,896
U.S. Government agency securities	319,375	931	(123)	320,183
Municipal securities	38,688	275	(6)	38,957
Corporate debt securities	870,591	5,162	(368)	875,385
Money market and other	481,770	—	—	481,770
Sovereign securities	31,932	179	(25)	32,086
Subtotal	1,801,110	6,712	(545)	1,807,277
Add: Time deposits(1)	65,402	—	—	65,402
Less: Cash equivalents	545,475	—	(2)	545,473
Marketable securities	$1,321,037	$6,712	$(543)	$1,327,206
________________

(1)	Time deposits excluded from fair value measurements.

KLA-Tencor’s investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in market interest rates, bond yields and/or credit ratings. The Company has the ability to realize the full value of all of these investments upon maturity. The following table summarizes the fair value and gross unrealized losses of the Company’s investments that were in an unrealized loss position as of September 30, 2011:

(In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$25,868	$(36)
U.S. Government agency securities	134,278	(338)
Municipal securities	1,443	(3)
Corporate debt securities	280,339	(2,196)
Sovereign securities	2,497	(4)
Total	$444,425	$(2,577)
__________________

(1)	As of September 30, 2011, the amount of total gross unrealized losses that had been in a continuous loss position for 12 months or more was immaterial.

The contractual maturities of securities classified as available-for-sale as of September 30, 2011, regardless of their classification on the Company's Condensed Consolidated Balance Sheet, were as follows:

(In thousands)	Amortized Cost	Fair Value
Due within one year	$320,316	$321,151
Due after one year through three years	1,031,324	1,033,053
	$1,351,640	$1,354,204
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized gains on the Company's investments for the three months ended September 30, 2011 and 2010 were $0.7 million and $1.0 million, respectively.
NOTE 5 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balances as of September 30, 2011 and June 30, 2011:

(In thousands)	As of September 30, 2011	As of June 30, 2011
Gross goodwill balance	$604,557	$604,742
Accumulated impairment losses	(276,586)	(276,586)
Net goodwill balance	$327,971	$328,156
The changes in the gross goodwill balance since June 30, 2011 resulted primarily from foreign currency translation adjustments.
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

Purchased Intangible Assets
The components of purchased intangible assets as of September 30, 2011 and June 30, 2011 were as follows:

(In thousands)		As of September 30, 2011			As of June 30, 2011
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$134,561	$98,603	$35,958	$134,561	$94,172	$40,389
Patents	6-13 years	57,648	42,185	15,463	57,648	40,591	17,057
Trade name/Trademark	4-10 years	19,893	13,303	6,590	19,893	12,907	6,986
Customer relationships	6-7 years	54,823	35,056	19,767	54,823	33,565	21,258
Other	0-1 year	16,200	16,029	171	16,200	15,988	212
Total		$283,125	$205,176	$77,949	$283,125	$197,223	$85,902
For the three months ended September 30, 2011 and 2010, amortization expense for other intangible assets was $8.0 million and $8.4 million, respectively. Based on the intangible assets recorded as of September 30, 2011, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2012 (remaining 9 months)	$22,276
2013	20,957
2014	15,537
2015	12,771
2016	5,582
2017 and thereafter	826
Total	$77,949
NOTE 6 – LONG-TERM DEBT
In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as of September 30, 2011.
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
Based on the trading prices of the debt on September 30, 2011 and June 30, 2011, the fair value of the debt as of September 30, 2011 and June 30, 2011 was $857.4 million and $863.5 million, respectively.

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
The following table summarizes the combined activity under the Company's equity incentive plans for the indicated period:

(In thousands)	Available For Grant
Balances as of June 30, 2011(1)	11,554
Restricted stock units granted(2)(3)	(3,877)
Restricted stock units canceled(2)	145
Options canceled/expired/forfeited	196
Plan shares expired(4)	(187)
Balances as of September 30, 2011(1)	7,831
__________________

(1)
Includes shares available for issuance under the 2004 Plan, as well as under the Company’s 1998 Outside Director Option Plan (the “Outside Director Plan”), which only permits the issuance of stock options to the Company’s non-employee members of the Board of Directors. As of September 30, 2011, 1.6 million shares were available for grant under the Outside Director Plan.

(2)	The number of restricted stock units provided in this row reflects the application of the 1.8x multiple described above.

(3)
Includes 0.2 million restricted stock units granted to senior management during the three months ended September 30, 2011 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of September 30, 2011, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based and service-based criteria are fully satisfied.

(4)
Represents the portion of shares listed as “Options canceled/expired/forfeited” above that were issued under the Company’s equity incentive plans other than the 2004 Plan or the Outside Director Plan. Because the Company is only currently authorized to issue equity awards under the 2004 Plan and the Outside Director Plan, any equity awards that are canceled, expire or are forfeited under any other Company equity incentive plans do not result in additional shares being available to the Company for future grant.

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

The following table shows pre-tax stock-based compensation expense for the indicated periods:

(In thousands)	Three months ended September 30,
	2011	2010
Stock-based compensation expense by:
Costs of revenues	$3,838	$4,168
Engineering, research and development	5,821	7,618
Selling, general and administrative	10,837	12,427
Total stock-based compensation expense	$20,496	$24,213
The following table shows stock-based compensation capitalized as inventory as of September 30, 2011 and June 30, 2011:

(In thousands)	As of September 30, 2011	As of June 30, 2011
Inventory	$7,006	$6,701
Stock Options
The following table summarizes the activity and weighted-average exercise price for stock options under all plans during the three months ended September 30, 2011:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2011	7,675	$45.38
Granted	—	$—
Exercised	(309)	$31.39
Canceled/expired/forfeited	(196)	$47.51
Outstanding stock options as of September 30, 2011	7,170	$45.93
Vested and exercisable as of September 30, 2011	7,167	$45.93
The Company has not issued any stock options since November 1, 2007. The weighted-average remaining contractual terms for total options outstanding under all plans, and for total options vested and exercisable under all plans as of September 30, 2011, were 2.1 years and 1.9 years, respectively. The aggregate intrinsic values for total options outstanding under all plans and for total options vested and exercisable under all plans as of September 30, 2011 were each $2.0 million.
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
The following table shows the total intrinsic value of options exercised, total cash received from employees as a result of employee stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

(In thousands)	Three months ended September 30,
	2011	2010
Total intrinsic value of options exercised	$2,760	$563
Total cash received from employees as a result of employee stock option exercises	$9,702	$2,953
Tax benefits realized in connection with these exercises	$939	$202
As of September 30, 2011, the unrecognized stock-based compensation balance related to stock options was immaterial.

The Company settles employee stock option exercises with newly issued common shares except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.
Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value after estimated forfeitures for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the three months ended September 30, 2011 and restricted stock units outstanding as of September 30, 2011 and June 30, 2011:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2011	6,540	$21.28
Granted(2)	2,154	$25.37
Vested and released	(905)	$22.56
Withheld for taxes	(479)	$22.54
Forfeited	(80)	$21.15
Outstanding restricted stock units as of September 30, 2011(2)	7,230	$22.25
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. Under the terms of the 2004 Plan, each of the share numbers presented in this column is multiplied by 1.8 to calculate the impact on the share reserve under the 2004 Plan.

(2)
Includes 0.2 million restricted stock units granted to senior management during the three months ended September 30, 2011 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of September 30, 2011, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units, if all applicable performance-based and service-based criteria are fully satisfied.

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
The following table shows the grant date fair value after estimated forfeitures, weighted-average grant date fair value per unit and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Three months ended September 30,
	2011	2010
Grant date fair value after estimated forfeitures	$54,637	$40,705
Weighted-average grant date fair value per unit	$25.37	$19.52
Tax benefits realized in connection with vested and released restricted stock units	$16,773	$10,094
As of September 30, 2011, the unrecognized stock-based compensation expense balance related to restricted stock units was $138.8 million and will be recognized over an estimated weighted-average amortization period of 2.0 years.

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
Effective January 1, 2010, the offering period (or length of the look-back period) under the ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date.
The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended September 30,
	2011	2010
Stock purchase plan:
Expected stock price volatility	33.0%	41.0%
Risk-free interest rate	0.1%	0.2%
Dividend yield	3.4%	3.7%
Expected life of options (in years)	0.50	0.50
 The following table shows the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended September 30,
	2011	2010
Tax benefits realized in connection with the disqualifying dispositions of shares purchased under the ESPP	$475	$356
Weighted-average fair value per share based on Black-Scholes model	$9.16	$6.53
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. During the fiscal year ended June 30, 2011, a total of 2.0 million additional shares were reserved under the ESPP. To date, no additional shares have been reserved under the ESPP with respect to the fiscal year ending June 30, 2012. As of September 30, 2011, a total of 3.5 million shares were reserved and available for issuance under the ESPP.
NOTE 8 – STOCK REPURCHASE PROGRAM
Since July 1997, the Board of Directors has authorized the Company to systematically repurchase in the open market up to 72.8 million shares of its common stock under a repurchase program, including 10.0 million shares authorized in February 2011. This program was put into place to reduce the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, and to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. As of September 30, 2011, 7.3 million shares were available for repurchase under the Company’s repurchase program.

Share repurchases for the three months ended September 30, 2011 and 2010 were as follows:

	Three months ended September 30,
(In thousands)	2011	2010
Number of shares of common stock repurchased	1,763	1,972
Total cost of repurchases	$66,982	$59,323
As of September 30, 2011, $3.3 million of the total cost of repurchases set forth above remained unpaid and was recorded in other current liabilities. The $2.7 million which was accrued as of June 30, 2011 was paid during the three months ended September 30, 2011.
NOTE 9 – NET INCOME PER SHARE
Basic net income per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by using the weighted-average number of common shares outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the shares of common stock underlying the Company’s outstanding dilutive stock options and restricted stock units had been issued. The dilutive effect of outstanding options and restricted stock units is reflected in diluted net income per share by application of the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three months ended September 30,
	2011	2010
Numerator:
Net income	$191,995	$154,196
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	166,684	167,187
Effect of dilutive options and restricted stock units	3,151	2,652
Weighted-average shares-diluted	169,835	169,839
Basic net income per share	$1.15	$0.92
Diluted net income per share	$1.13	$0.91
Anti-dilutive securities excluded from the computation of diluted net income per share	6,635	10,340
The total amount of dividends paid during the three months ended September 30, 2011 and 2010 was $58.5 million and $41.8 million, respectively. On July 12, 2011, the Company announced that its Board of Directors had authorized an increase in the level of the Company's quarterly dividend from $0.25 to $0.35 per share. The increase in the amount of dividends paid during the three months ended September 30, 2011 reflects that increase in the level of the Company's quarterly dividend.

NOTE 10 – COMPREHENSIVE INCOME
The components of comprehensive income, net of tax, are as follows:

	Three months ended September 30,
(In thousands)	2011	2010
Net income	$191,995	$154,196
Other comprehensive income (loss):
Currency translation adjustments	(1,787)	13,522
Gains (losses) on cash flow hedging instruments	(626)	840
Change in unrecognized losses and transition obligation related to pension and post-retirement plans	103	80
Unrealized gains (losses) on investments	(2,256)	1,750
Other comprehensive income (loss)	(4,566)	16,192
Total comprehensive income	$187,429	$170,388
NOTE 11 – INCOME TAXES
The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended September 30,
	2011	2010
Income before income taxes	$247,262	$223,312
Provision for taxes	55,267	69,116
Effective tax rate	22.4%	31.0%
The Company’s estimated annual effective tax rate for the fiscal year ending June 30, 2012 is approximately 25.0%.
The difference between the actual effective tax rate of 22.4% during the quarter and the estimated annual effective tax rate of 25.0% is primarily due to the tax impact of the following items during the three months ended September 30, 2011:

•
Tax benefit of $18.3 million was recognized related to the settlement of a United States federal income tax examination for the fiscal years ended June 30, 2007 through June 30, 2009. During the three months ended September 30, 2011, the Company received acceptance from the Joint Committee of Taxation for the settlement of the U.S. federal income tax examination. As a result of the settlement, the Company reduced its unrecognized tax benefits by $22.0 million.

•	Tax benefit of $18.0 million was recognized related to a decrease in reserves for uncertain tax positions taken in prior years.

•	Tax expense of $23.6 million was recognized related to an inter-company licensing agreement in connection with the migration of a portion of the Company's manufacturing to Singapore.

•	Tax expense of $5.2 million was recognized related to a non-deductible decrease in the value of the assets held within the Company’s Executive Deferred Savings Plan.

Tax expense was lower as a percentage of income during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to:

•
A tax benefit of $18.3 million recognized during the three months ended September 30, 2011 resulting from a decrease in the Company's unrecognized tax benefits due to the settlement of a U.S. federal income tax examination;

•	A tax benefit of $18.0 million recognized during the three months ended September 30, 2011 resulting from a decrease in reserves for uncertain tax positions taken in prior years;

•	A decrease in tax expense of $6.9 million during the three months ended September 30, 2011 related to state income taxes; and

•
A decrease in tax expense of $7.7 million during the three months ended September 30, 2011 related to an increase in the proportion of the Company's earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate; partially offset by

•	An increase in tax expense of $23.6 million during the three months ended September 30, 2011 related to a migration of a portion of the Company's manufacturing to Singapore.
In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is subject to federal income tax examination for all years beginning from the year ended June 30, 2010.  The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2007. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2007. It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that it may recognize up to $1.1 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
NOTE 12 – LITIGATION AND OTHER LEGAL MATTERS
Indemnification Obligations. As a result of the Company's indemnification obligations in connection with the litigation and government inquiries related to the Company's historical stock option practices, the Company is currently paying defense costs for one former officer and employee facing an SEC civil action to which the Company is not a party, and the Company is also obligated to pay the attorneys' fees and expenses incurred by former employees in connection with discovery undertaken in that case. The Company is further incurring costs associated with retaining counsel to respond to discovery requests and otherwise representing the Company in that litigation. Although the maximum potential amount of future payments the Company could be required to make under these arrangements is theoretically unlimited, the Company believes the fair value of this liability, to the extent estimable, is appropriately considered within the reserve it has established for currently pending legal proceedings.
Other Legal Matters. The Company is named from time to time as a party to lawsuits in the normal course of its business. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. The Company believes the amounts provided in its condensed consolidated financial statements are adequate in light of the probable and estimated liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable, and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company's condensed consolidated financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows.
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

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the three months ended September 30, 2011 and 2010:

	Three months ended
(In thousands)	September 30, 2011	September 30, 2010
Receivables sold under factoring agreements	$168,724	$60,025
Proceeds from sales of LCs	$4,510	$50,831
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.3 million and $2.0 million for the three months ended September 30, 2011 and 2010, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2012 (remaining 9 months)	$6,430
2013	6,394
2014	4,003
2015	2,161
2016	1,931
2017 and thereafter	3,113
Total minimum lease payments	$24,032
Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $337.6 million as of September 30, 2011 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
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

The following table provides the changes in the product warranty accrual for the three months ended September 30, 2011 and 2010:

(In thousands)	Three months ended September 30,
	2011	2010
Beginning balance	$41,528	$21,109
Accruals for warranties issued during the period	11,292	9,486
Changes in liability related to pre-existing warranties	2,390	159
Settlements made during the period	(11,607)	(5,198)
Ending balance	$43,603	$25,556
The Company maintains guarantee arrangements available through various financial institutions for up to $20.8 million, of which $18.7 million had been issued as of September 30, 2011, primarily to fund guarantees to customs authorities for VAT and other operating requirements of the Company’s subsidiaries in Europe and Asia.
KLA-Tencor is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from, or provides customers with other remedies to protect against, bodily injury or damage to personal property caused by the Company's products, non-compliance with the Company's product performance specifications, infringement by the Company's products of third-party intellectual property rights and a breach of warranties, representations and covenants related to such matters as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to and cooperating with the Company pursuant to the procedures specified in the particular contract. This usually allows the Company to challenge the other party's claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company's obligations under these agreements may be limited in terms of amounts, activity (typically at the Company's option to replace or correct the products or terminate the agreement with a refund to the other party), and duration. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.
Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees with respect to certain litigation matters and investigations that arise in connection with their service to the Company. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters.
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
NOTE 14 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The authoritative guidance requires companies to recognize all derivative instruments and hedging activities, including foreign currency exchange contracts, as either assets or liabilities at fair value on the balance sheet. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are reflected in the Condensed Consolidated Statement of Operations. In accordance with the guidance, the Company designates foreign currency forward exchange and option contracts as cash flow hedges of certain forecasted foreign currency denominated sales and purchase transactions.

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
For derivative instruments that are not designated as accounting hedges, gains and losses are recognized in interest income and other, net. The Company uses foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities. The gains and losses on these derivatives are largely offset by the changes in the fair value of the assets or liabilities being hedged.
Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts
The location and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the three months ended September 30, 2011 and 2010 are as follows:

		Three months ended September 30,
(In thousands)	Location in Financial Statements	2011	2010
Derivatives Designated as Hedging Instruments
Gains (losses) in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$(1,194)	$414
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$(284)	$(793)
	Costs of revenues	61	(142)
	Total losses reclassified from accumulated OCI into income (effective portion)	$(223)	$(935)
Gains (losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Interest income and other, net	$43	$(119)
Derivatives Not Designated as Hedging Instruments
Losses recognized in income	Interest income and other, net	$(12,568)	$(1,356)

The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, as of September 30, 2011 and June 30, 2011 was as follows:

(In thousands)	As of September 30, 2011	As of June 30, 2011
Cash flow hedge contracts
Purchase	$3,222	$3,381
Sell	$54,855	$30,133
Other foreign currency hedge contracts
Purchase	$117,439	$174,499
Sell	$171,968	$216,738
The location and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of September 30, 2011 and June 30, 2011 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2011	June 30, 2011	Balance Sheet Location	September 30, 2011	June 30, 2011
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$161	$145	Other current liabilities	$721	$475
Total derivatives designated as hedging instruments		$161	$145		$721	$475
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$684	$1,825	Other current liabilities	$5,333	$1,652
Total derivatives not designated as hedging instruments		$684	$1,825		$5,333	$1,652
Total derivatives		$845	$1,970		$6,054	$2,127
The following table provides the balances and changes in the accumulated other comprehensive income (loss) related to derivative instruments for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,
(In thousands)	2011	2010
Beginning balance	$12	$(1,995)
Amount reclassified to income	223	935
Net change	(1,194)	414
Ending balance	$(959)	$(646)

NOTE 15 – RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2011 and 2010, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member, including JDS Uniphase Corporation and Cisco Systems, Inc. For the three months ended September 30, 2011 and 2010, the following table provides the transactions with these parties (for the portion of such period that they were considered related):

(In thousands)	Three months ended September 30,
	2011	2010
Total revenues	$37	$200
Total purchases	$2,092	$882
The Company's receivable balance from these parties was immaterial as of September 30, 2011 and was $0.2 million as of June 30, 2011. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
NOTE 16 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
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
The Company is engaged primarily in designing, manufacturing, and marketing process control and yield management solutions for the semiconductor and related nanoelectronics industries. All operating units have been aggregated due to their inter-dependencies, commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes. The Company’s service products are an extension of the system product portfolio and provide customers with spare parts and fab management services (including system preventive maintenance and optimization services) to improve yield, increase production uptime and throughput, and lower the cost of ownership. Since the Company operates in one segment, all financial segment information required by the authoritative guidance can be found in the condensed consolidated financial statements.
The Company’s significant operations outside the United States include manufacturing facilities in Israel and Singapore, and sales, marketing and service offices in Western Europe, Japan and the Asia Pacific regions. For geographical revenue reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist primarily of net property and equipment and are attributed to the geographic region in which they are located.
The following is a summary of revenues by geographic region for the three months ended September 30, 2011 and 2010 (as a percentage of total revenues):

	Three months ended September 30,
(Dollar amounts in thousands)	2011		2010
Revenues:
United States	$198,243	25%	$86,519	12%
Taiwan	223,289	28%	188,541	28%
Japan	134,815	17%	93,888	14%
Europe & Israel	92,996	12%	39,246	6%
Korea	79,598	10%	162,091	24%
Rest of Asia	67,535	8%	112,057	16%
Total	$796,476	100%	$682,342	100%

The following is a summary of revenues by major products for the three months ended September 30, 2011 and 2010 (as a percentage of total revenues):

	Three months ended September 30,
(Dollar amounts in thousands)	2011		2010
Revenues:
Defect inspection	$443,633	56%	$410,113	60%
Metrology	182,012	23%	119,554	18%
Service	146,220	18%	131,733	19%
Other	24,611	3%	20,942	3%
Total	$796,476	100%	$682,342	100%
Two customers each accounted for greater than 10% of total revenues for the three months ended September 30, 2011 and 2010. Two customers each accounted for greater than 10% of net accounts receivable as of September 30, 2011 and June 30, 2011.
Long-lived assets by geographic region as of September 30, 2011 and June 30, 2011 were as follows:

(In thousands)	September 30, 2011	June 30, 2011
Long-lived assets:
United States	$205,763	$202,520
Taiwan	838	803
Japan	4,265	4,256
Europe & Israel	87,298	90,163
Korea	2,648	2,804
Rest of Asia	51,463	53,106
Total	$352,275	$353,652

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors” in this report as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2011, filed with the Securities and Exchange Commission on August 5, 2011. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation to update the forward-looking statements in this report after the date hereof.
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
Our products and services are used by the vast majority of bare wafer, IC, lithography reticle ("reticle" or "mask") and disk manufacturers in the world. Our equipment, services and expertise are used by our customers to measure and control nanometric-level manufacturing processes, and to detect, analyze and resolve critical product defects that arise in that environment. Our revenues are driven largely by our customers' spending on capital equipment and related maintenance services necessary to support key transitions in their underlying product technologies, or to increase their production volumes in response to market demand. Our semiconductor customers generally operate in one or more of the three major semiconductor markets -- memory, foundry and logic. All three of these markets are characterized by rapid technological changes and sudden shifts in end-user demand, which influence the level and pattern of our customers' spending on our products and services. Although capital spending in all three semiconductor markets has historically been very cyclical, the demand for more advanced and lower cost chips used in a growing number of consumer electronics, communications, data processing, and industrial products has resulted in favorable long-term revenue growth rates for our process control and yield management solutions.

As a supplier to the global semiconductor and semiconductor-related industries, we are subject to the cyclical capital spending that characterizes these industries. The timing, length and volatility of capacity-oriented capital spending cycles of our customers are unpredictable. In addition, our customer base continues to become more highly concentrated over time, thereby increasing the potential impact of a sudden change in capital spending by a major customer on our revenues and profitability.
The growing use of increasingly sophisticated semiconductor devices in communications, consumer electronics, data processing, and automotive and aerospace products, combined with a somewhat improved economic environment, particularly in Asia, caused many of our customers to invest in additional semiconductor manufacturing capabilities and capacity during the fiscal year ended June 30, 2011. These investments included process control and yield management equipment and services, which had a significant favorable impact on our revenues, compared to the prior fiscal year.
During the three months ended September 30, 2011, our customers reduced their purchases of process control and yield management equipment, which will result in lower levels of total revenues until market conditions improve and demand for our products recovers. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications, as well as to reduce cost. We expect that this in turn will drive long term increased adoption of process control equipment and services that reduce semiconductor defectivity and improve manufacturing yields, leaving the longer term drivers underlying growth in our industry intact.
The following table sets forth some of the key quarterly unaudited financial information that we use to manage our business:

(In thousands, except net income per share)	Three months ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Total revenues	$796,476	$892,439	$834,059	$766,327	$682,342
Total costs and operating expenses	$542,187	$548,370	$522,280	$497,461	$446,726
Gross margin	$456,127	$536,259	$506,363	$454,929	$418,373
Income from operations	$254,289	$344,069	$311,779	$268,866	$235,616
Net income	$191,995	$245,017	$209,783	$185,492	$154,196
Net income per share:
Basic (1)	$1.15	$1.46	$1.25	$1.11	$0.92
Diluted (1)	$1.13	$1.43	$1.22	$1.09	$0.91
__________________

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our related disclosure in this Quarterly Report on Form 10-Q. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventories

•	Warranty

•	Allowance for Doubtful Accounts

•	Stock-Based Compensation

•	Contingencies and Litigation

•	Goodwill and Intangible Assets

•	Income Taxes
There were no significant changes in our critical accounting estimates and policies during the three months ended September 30, 2011. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2011 for a more complete discussion of our critical accounting policies and estimates.
Valuation of Goodwill and Intangible Assets
We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The next annual evaluation of the goodwill by reporting unit will be performed during the three months ending December 31, 2011. If we were to encounter challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions, particularly if such conditions have the effect of changing one of the critical assumptions or estimates we use to calculate the value of our goodwill or intangible assets, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of fiscal year 2012 or subsequent to that, if any triggering event occurs outside of the quarter during which the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.  We enter into arrangements that may consist of multiple deliverables of our products and services where certain elements of the sales arrangement are not delivered and accepted in one reporting period.  Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units.  Additionally, judgment is required to interpret various commercial terms and to determine when all criteria of revenue recognition have been met in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the estimated sales price between the accounting units will not affect the amount of total revenue recognized for a particular arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could have a material effect on our financial position and results of operations.

Recent Accounting Pronouncements
In September 2011, the FASB amended its guidance through the issuance of a revised accounting standard intended to simplify testing goodwill for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Prior to the amendment, entities were required to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is calculated as being less than its carrying amount, then the second step of the quantitative test is to be performed to measure the amount of impairment loss, if any. The amendment becomes effective for annual and interim goodwill impairment tests performed for our fiscal year ending June 30, 2013. Early adoption is permitted. We are currently evaluating the impact of the guidance on our financial position, results of operations and cash flows.
In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. The amendment becomes effective during the first quarter of our fiscal year ending June 30, 2013. Early adoption is permitted. We do not expect that this guidance will have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.
In May 2011, the FASB amended its guidance, to converge fair value measurement and disclosure guidance about fair value measurement under U.S. GAAP with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for our interim reporting period ending March 31, 2012. Early application is not permitted. We do not expect the amendment to have a material impact on our financial position, results of operations or cash flows.
In April 2010, the FASB amended its guidance on share-based payment awards with an exercise price denominated in certain currencies. The amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This amendment was effective for our interim reporting period ended September 30, 2011. The implementation did not have an impact on our financial position, results of operations or cash flows.
In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements was effective for our interim reporting period ended March 31, 2010. The implementation of that guidance did not have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurements disclosures was effective for our interim reporting period ended September 30, 2011, and the implementation of that guidance did not have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.

RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	September 30, 2011	June 30, 2011	September 30, 2010	Q1 FY12 vs. Q4 FY11		Q1 FY12 vs. Q1 FY11
Revenues:
Product	$650,256	$743,702	$550,609	$(93,446)	(13)%	$99,647	18%
Service	146,220	148,737	131,733	(2,517)	(2)%	14,487	11%
Total revenues	$796,476	$892,439	$682,342	$(95,963)	(11)%	$114,134	17%
Costs of revenues	$340,349	$356,180	$263,969	$(15,831)	(4)%	$76,380	29%
Gross margin percentage	57%	60%	61%
 Product revenues
Product revenues decreased during the three months ended September 30, 2011 compared to the three months ended June 30, 2011 as a result of the recent slowdown in the industry demand environment, as customers have been re-assessing capacity expansion plans in light of macroeconomic uncertainty. Within our product portfolio, revenues from defect inspection decreased while revenues from metrology increased.
Product revenues increased during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The revenue levels for the three months ended September 30, 2011 reflect the stage of the industry cycle as we continued to deliver and install products, many of which had been ordered before the recent slowdown in the industry. Alternatively, during the three months ended September 30, 2010 we were in the midst of a period of increasing orders and demand by our customers for advanced technology development as well as capacity-related investments, where many of those orders did not generate revenue until subsequent fiscal periods. Our business is cyclical with respect to the capital equipment procurement practices of semiconductor manufacturers, with revenues impacted by the investment patterns of such manufacturers.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of service revenues is generally a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems. Service revenues during the three months ended September 30, 2011 decreased slightly compared to the three months ended June 30, 2011 as a result of lower factory utilization by our customers, partially offset by an increase in revenues from maintenance contracts compared to the three months ended June 30, 2011.
Service revenues increased during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 as a result of an increase in the number of post-warranty systems installed at our customers' sites as well as higher factory utilization by our customers.

Revenues by region
Revenues by region for the periods indicated were as follows:

(Dollar amounts in thousands)	Three months ended
	September 30, 2011		June 30, 2011		September 30, 2010
United States	$198,243	25%	$121,246	14%	$86,519	12%
Taiwan	223,289	28%	178,619	20%	188,541	28%
Japan	134,815	17%	180,876	20%	93,888	14%
Europe & Israel	92,996	12%	168,429	19%	39,246	6%
Korea	79,598	10%	136,538	15%	162,091	24%
Rest of Asia	67,535	8%	106,731	12%	112,057	16%
Total	$796,476	100%	$892,439	100%	$682,342	100%
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
The following tables summarize the major factors that contributed to the changes in gross margin percentage:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended
June 30, 2011	60.1%	September 30, 2010	61.3%
Revenue volume of products and service	(1.0)%	Revenue volume of products and service	(0.6)%
Mix of products and services sold	0.1%	Mix of products and services sold	(0.6)%
Manufacturing labor, overhead and efficiencies	(0.7)%	Manufacturing labor, overhead and efficiencies	0.1%
Other service and manufacturing costs	(1.2)%	Other service and manufacturing costs	(2.9)%
September 30, 2011	57.3%	September 30, 2011	57.3%
Changes in gross margin percentage driven by revenue volume reflect our ability to leverage existing infrastructure to generate higher revenues. It also includes the effect of fluctuations in foreign exchange rates and average customer pricing. Changes in gross margin percentage from mix of products and services sold reflect the impact of changes in the composition within product and service offerings, as well as differences in transaction-specific revenue realization. Changes in gross margin percentage from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements; this includes the impact of capacity utilization, use of overtime and variability of cost structure. Changes in gross margin percentage from other service and manufacturing costs include the impact of customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk.
Our gross margin declined to 57.3% during the three months ended September 30, 2011 from 60.1% during the three months ended June 30, 2011 primarily due to lower revenue volume, higher inventory reserves (due to a decrease in anticipated demand) and higher customer support costs.

Our gross margin declined to 57.3% during the three months ended September 30, 2011 from 61.3% during the three months ended September 30, 2010 primarily due to higher inventory reserves (due to a decrease in anticipated demand) and higher customer support costs.
Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	September 30, 2011	June 30, 2011	September 30, 2010	Q1 FY12 vs. Q4 FY11		Q1 FY12 vs. Q1 FY11
R&D expenses	$107,762	$100,929	$94,720	$6,833	7%	$13,042	14%
R&D expenses as a percentage of total revenues	14%	11%	14%
R&D expenses during the three months ended September 30, 2011 increased compared to the three months ended June 30, 2011, primarily due to an increase in employee-related expenses of $2.5 million as we employed additional engineers to support program development related to our next generation products, and a decrease in external R&D funding of $2.6 million.
R&D expenses during the three months ended September 30, 2011 increased compared to the three months ended September 30, 2010, primarily due to an increase in employee-related expenses of $7.4 million as a result of additional engineering headcount, an increase in engineering material costs of $3.5 million and an increase in external services of $2.4 million to support expanded R&D activities, partially offset by an increase of $0.8 million in external R&D funding.
R&D expenses include the benefit of $3.6 million, $6.2 million and $2.8 million of external funding received during the three months ended September 30, 2011, June 30, 2011 and September 30, 2010, respectively, for certain strategic development programs from government grants.
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
Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	September 30, 2011	June 30, 2011	September 30, 2010	Q1 FY12 vs. Q4 FY11		Q1 FY12 vs. Q1 FY11
SG&A expenses	$94,076	$91,261	$88,037	$2,815	3%	$6,039	7%
SG&A expenses as a percentage of total revenues	12%	10%	13%
SG&A expenses during the three months ended September 30, 2011 increased compared to the three months ended June 30, 2011, primarily due to $9.6 million of bad debt recovery that was recorded in the three months ended June 30, 2011 compared to no such recovery during the three months ended September 30, 2011 and an increase of $1.1 million in consulting expenses, partially offset by a decrease of $3.0 million in legal expenses and a decrease of $5.2 million in employee-related expenses as a result of lower variable compensation expenses even though headcount is higher compared to the three months ended June 30, 2011.
SG&A expenses during the three months ended September 30, 2011 increased compared to the three months ended September 30, 2010, primarily due to an increase of $2.5 million in external services such as consulting and legal and an increase of $2.1 million in facilities expenses.

Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	September 30, 2011	June 30, 2011	September 30, 2010
Interest income and other, net	$6,866	$3,871	$1,225
Interest expense	$13,893	$13,897	$13,529
Interest income and other, net as a percentage of total revenues	1%	—%	—%
Interest expense as a percentage of total revenues	2%	2%	2%
 Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, gains or losses from revaluation of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, and impairments associated with equity investments in privately-held companies. The increase in interest income and other, net during the three months ended September 30, 2011 compared to the three months ended June 30, 2011 was primarily due to a decrease of $2.7 million in accrued interest and penalties on uncertain tax positions. The increase in interest income and other, net during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily attributable to a decrease of $3.9 million in accrued interest and penalties on uncertain tax positions and a decrease of $2.6 million in foreign exchange loss due to the revaluation of certain foreign currency denominated assets and liabilities during the three months ended September 30, 2011.
Interest expense is primarily attributable to the $750 million aggregate principal amount of senior fixed rate notes that we issued in the fourth quarter of the fiscal year ended June 30, 2008.
Provision for Income Taxes
The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended
	September 30, 2011	June 30, 2011	September 30, 2010
Income before income taxes	$247,262	$334,043	$223,312
Provision for taxes	55,267	89,026	69,116
Effective tax rate	22.4%	26.7%	31.0%
Our estimated annual effective tax rate for the fiscal year ending June 30, 2012 is approximately 25.0%.
The difference between the actual effective tax rate of 22.4% during the quarter and the estimated annual effective tax rate of 25.0% is primarily due to the tax impact of the following items during the three months ended September 30, 2011:

•
Tax benefit of $18.3 million was recognized related to the settlement of a United States federal income tax examination for the fiscal years ended June 30, 2007 through June 30, 2009. During the three months ended September 30, 2011, we received acceptance from the Joint Committee of Taxation for the settlement of the U.S. federal income tax examination. As a result of the settlement, we reduced our unrecognized tax benefits by $22.0 million.

•	Tax benefit of $18.0 million was recognized related to a decrease in reserves for uncertain tax positions taken in prior years.

•	Tax expense of $23.6 million was recognized related to an inter-company licensing agreement in connection with the migration of a portion of our manufacturing to Singapore.

•	Tax expense of $5.2 million was recognized related to a non-deductible decrease in the value of the assets held within our Executive Deferred Savings Plan.

Tax expense was lower as a percentage of income during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to:

•
A tax benefit of $18.3 million recognized during the three months ended September 30, 2011 resulting from a decrease in our unrecognized tax benefits due to the settlement of a U.S. federal income tax examination;

•	A tax benefit of $18.0 million recognized during the three months ended September 30, 2011 resulting from a decrease in reserves for uncertain tax positions taken in prior years;

•	A decrease in tax expense of $6.9 million during the three months ended September 30, 2011related to state income taxes; and

•
A decrease in tax expense of $7.7 million during the three months ended September 30, 2011 related to an increase in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate; partially offset by

•	An increase in tax expense of $23.6 million during the three months ended September 30, 2011 related to a migration of a portion of our manufacturing to Singapore.
Tax expense was lower as a percentage of income during the three months ended September 30, 2011 compared to the three months ended June 30, 2011 primarily due to:

•
A tax benefit of $18.0 million recognized during the three months ended September 30, 2011 resulting from a decrease in unrecognized tax benefits due to the settlement of a U.S. federal income tax examination;

•	A tax benefit of $18.0 million recognized during the three months ended September 30, 2011 resulting from a decrease in reserves for uncertain tax positions taken in prior years; partially offset by

•	An increase in tax expense of $23.6 million during the three months ended September 30, 2011 relating to a migration of a portion of our manufacturing to Singapore.
In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are subject to federal income tax examination for all years beginning from the year ended June 30, 2010. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2007. We are also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2007. It is possible that certain examinations may be concluded in the next twelve months. We believe it is possible that we may recognize up to $1.1 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	September 30, 2011	June 30, 2011
Cash and cash equivalents	$745,947	$711,329
Marketable securities	1,354,204	1,327,206
Total cash, cash equivalents and marketable securities	$2,100,151	$2,038,535
Percentage of total assets	46%	44%

	Three months ended
(In thousands)	September 30, 2011	September 30, 2010
Cash flow:
Net cash provided by operating activities	$218,985	$95,528
Net cash provided by (used in) investing activities	(48,708)	14,155
Net cash used in financing activities	(133,080)	(110,505)
Effect of exchange rate changes on cash and cash equivalents	(2,579)	9,288
Net increase in cash and cash equivalents	$34,618	$8,466

As of September 30, 2011, our cash, cash equivalents and marketable securities totaled $2.1 billion, which is an increase of $61.6 million from June 30, 2011. As of September 30, 2011, $684.8 million of the $2.1 billion of cash, cash equivalents, and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to permanently reinvest $455.6 million of the cash held by our foreign subsidiaries. If, however, a portion of these funds were to be needed for our operations in the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from where the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $229.2 million of the $684.8 million held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
During the three months ended September 30, 2011, our Board of Directors declared a dividend of $0.35 per share of our outstanding common stock, which was paid on September 1, 2011 to our stockholders on record as of August 15, 2011. During the same period in fiscal year 2011, our Board of Directors declared and paid a quarterly cash dividend of $0.25 per share. The total amount of dividends paid during the three months ended September 30, 2011 and 2010 was $58.5 million and $41.8 million, respectively. The increase in the amount of dividends paid during the three months ended September 30, 2011 reflects the increase in the level of our quarterly dividend from $0.25 to $0.35 per share.
The shares repurchased under our stock repurchase program have decreased our basic and diluted weighted-average shares outstanding. The decrease was partially offset by additional shares issued upon the exercise of employee stock options and the vesting of employee restricted stock units and in connection with stock purchases under our Employee Stock Purchase Plan.
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the three months ended September 30, 2011 increased compared to the three months ended September 30, 2010 primarily as a result of the following key factors:

•
An increase in cash collections of approximately $210 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010, due to higher sales volume, offset by

•
An increase in vendor payments of approximately $65 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010, to support a higher level of business activities, and

•
An increase in payroll expenses of approximately $40 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010, mainly due to increases in employee headcount.

Net cash used in investing activities during the three months ended September 30, 2011 increased compared to the three months ended September 30, 2010 primarily as a result of an increase in the use of cash for purchases of available-for-sale and trading securities, net of sales and maturities during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.
Net cash used in financing activities during the three months ended September 30, 2011 increased compared to the three months ended September 30, 2010 primarily as a result of the following factors:

•
An increase in dividend payments of $16.7 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010, mainly due to an increase in our quarterly dividend from $0.25 to $0.35 per share that was instituted during the three months ended September 30, 2011,

•
An increase in tax withholding payments related to vested and released restricted stock units of $8.4 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and

•	An increase in common stock repurchases of $4.2 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010, offset by

•	An increase in proceeds from the exercise of stock options of $6.8 million during the three months ended September 30, 2011.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of September 30, 2011:

	Fiscal year ending June 30,
(In thousands)	Total	2012 (2)	2013	2014	2015	2016	Thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$—	$750,000	$—
Interest expense associated with long-term debt obligations	340,688	38,813	51,750	51,750	51,750	51,750	94,875	—
Purchase commitments	337,609	320,888	13,087	3,414	130	90	—	—
Non-current income tax payable(3)	42,023	—	—	—	—	—	—	42,023
Operating leases	24,032	6,430	6,394	4,003	2,161	1,931	3,113	—
Pension obligations	27,056	1,501	1,240	2,185	2,927	2,466	16,737	—
Total contractual cash obligations	$1,521,408	$367,632	$72,471	$61,352	$56,968	$56,237	$864,725	$42,023
__________________

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

(2)	Remaining 9 months.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the three months ended September 30, 2011 and 2010:

	Three months ended
(In thousands)	September 30, 2011	September 30, 2010
Receivables sold under factoring agreements	$168,724	$60,025
Proceeds from sales of LCs	$4,510	$50,831
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $20.8 million, of which $18.7 million had been issued as of September 30, 2011 primarily to fund guarantees to customs authorities for VAT and other operating requirements of our subsidiaries in Europe and Asia.
We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $337.6 million as of September 30, 2011, and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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
Working capital increased to $2.9 billion as of September 30, 2011, compared to $2.8 billion as of June 30, 2011. As of September 30, 2011, our principal sources of liquidity consisted of $2.1 billion of cash, cash equivalents, and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. We were in compliance with all of our covenants as of September 30, 2011.
Our credit ratings and outlooks as of October 10, 2011 are summarized below:

Rating Agency	Rating	Outlook
Fitch	BBB	Stable
Moody’s	Baa1	Stable
Standard & Poor’s	BBB	Stable
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy.
Off-Balance Sheet Arrangements
Under our foreign currency risk management strategy, we utilize derivative instruments to protect our interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 14, “Derivative Instruments and Hedging Activities” to the Condensed Consolidated Financial Statements for a detailed description). Our outstanding hedge contracts, with maximum maturity of 18 months, were as follows:

(In thousands)	As of September 30, 2011	As of June 30, 2011
Cash flow hedge contracts
Purchase	$3,222	$3,381
Sell	$54,855	$30,133
Other foreign currency hedge contracts
Purchase	$117,439	$174,499
Sell	$171,968	$216,738

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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 30, 2011. Actual results may differ materially.
As of September 30, 2011, we had an investment portfolio of fixed income securities of $1.3 billion, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2011, the fair value of the portfolio would have declined by $1.5 million.
As of September 30, 2011, we had net forward and option contracts to sell $106.2 million in foreign currency in order to hedge certain currency exposures (see Note 14, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for a detailed description). If we had entered into these contracts on September 30, 2011, the U.S. dollar equivalent would have been $111.4 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $23.8 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior unsecured notes due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of September 30, 2011, the book value and the fair value of our fixed rate debt were $746.4 million and $857.4 million, respectively.

See Note 4, “Marketable Securities,” to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of September 30, 2011.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. The cyclical nature of the primary industry in which we operate is largely a function of our customers’ capital spending patterns and need for expanded manufacturing capacity, which in turn are affected by factors such as capacity utilization, consumer demand for products, inventory levels and our customers’ access to capital. This cyclicality affects our ability to accurately predict future revenue and, in some cases, future expense levels. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in, or cancellation or delay of, orders (which are generally subject to cancellation or delay by the customer with limited or no penalty) but also a weakening of their financial condition that could impair their ability to pay for our products or our ability to recognize revenue from certain customers. Our ability to recognize revenue from a particular customer may also be negatively impacted by the customer's funding status, which could be weakened not only by adverse business conditions or inaccessibility to capital markets for any number of macroeconomic or company-specific reasons, but also by funding limitations imposed by the customer's unique corporate structure. Any of these factors could negatively impact our business, operating results and financial condition.
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
In addition, our management is constantly striving to balance the requirements and demands of our customers with the availability of resources, the need to manage our operating model and other factors. In furtherance of those efforts, we often must exercise discretion and judgment as to the timing and prioritization of manufacturing, deliveries, installations and payment scheduling. Any such decisions may impact our ability to recognize revenue, including the fiscal period during which such revenue may be recognized, with respect to such products, which could have a material adverse effect on our business, financial condition or stock price.

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
As of September 30, 2011, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
We outsource a number of services, including our transportation and logistics management of spare parts and certain accounting functions, to domestic and overseas third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, on our ability to quickly respond to changing market conditions, or on our ability to ensure compliance with all applicable domestic and foreign laws and regulations. In addition, many of these outsourced service providers, including certain hosted software applications that we use for confidential data storage, employ “cloud computing” technology for such storage (which refers to an information technology hosting and delivery system in which data is not stored within the user's physical infrastructure but instead are delivered to and consumed by the user as an Internet-based service). These providers' cloud computing systems may be susceptible to “cyber incidents,” such as intentional cyber attacks aimed at theft of sensitive data or inadvertent cyber-security compromises, that are outside of our control. If we do not effectively develop and manage our outsourcing strategies, if required export and other governmental approvals are not timely obtained, if our third-party service providers do not perform as anticipated, or do not adequately protect our data from cyber-related security breaches, or if there are delays or difficulties in enhancing business processes, we may experience operational difficulties (such as limitations on our ability to ship products), increased costs, manufacturing or service interruptions or delays, loss of intellectual property rights or other sensitive data, quality and compliance issues, and challenges in managing our product inventory or recording and reporting financial and management information, any of which could materially and adversely affect our business, financial condition and results of operations.
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
We have exposure to fluctuations in foreign currency exchange rates, primarily the Euro and the Japanese Yen. We have international subsidiaries that operate and sell our products globally. In addition, an increasing proportion of our manufacturing activities are conducted outside of the United States, and many of the costs associated with such activities are denominated in foreign currencies. We routinely hedge our exposures to certain foreign currencies with certain financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations, but these hedges may be inadequate to protect us from currency exchange rate fluctuations. To the extent that these hedges are inadequate, or if there are significant currency exchange rate fluctuations in currencies for which we do not have hedges in place, our reported financial results or the way we conduct our business could be adversely affected. Furthermore, if a financial counterparty to our hedges experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended September 30, 2011 (1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July1, 2011 to July 31, 2011	431,653	$41.85	8,584,661
August 1, 2011 to August 31, 2011	707,199	$36.06	7,877,462
September 1, 2011 to September 30, 2011	624,505	$37.50	7,252,957
Total	1,763,357	$37.99
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.43	Fiscal Year 2012 Executive Incentive Plan * +

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Definition Presentation Document
 __________________

*	Denotes a management contract, plan or arrangement.
+	Confidential treatment has been requested as to a portion of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

October 27, 2011	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

October 27, 2011	/s/ MARK P. DENTINGER
(Date)	Mark P. Dentinger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 27, 2011	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.43	Fiscal Year 2012 Executive Incentive Plan * +

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document
__________________

*	Denotes a management contract, plan or arrangement.
+	Confidential treatment has been requested as to a portion of this exhibit.