Form 10-Q
period 2011-12-31
KLA TENCOR CORP
filed 2012-01-27
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
As of January 12, 2012, there were 166,732,846 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$824,986	$711,329
Marketable securities	1,351,659	1,327,206
Accounts receivable, net	544,098	583,270
Inventories, net	639,641	575,730
Deferred income taxes	296,206	331,397
Other current assets	92,469	147,078
Total current assets	3,749,059	3,676,010
Land, property and equipment, net	267,629	257,358
Goodwill	327,813	328,156
Purchased intangibles, net	70,218	85,902
Other non-current assets	286,269	328,095
Total assets	$4,700,988	$4,675,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,064	$142,945
Deferred system profit	190,718	192,338
Unearned revenue	48,165	44,264
Other current liabilities	462,033	499,314
Total current liabilities	829,980	878,861
Non-current liabilities:
Long-term debt	746,561	746,290
Income tax payable	38,736	78,337
Unearned revenue	36,881	34,905
Other non-current liabilities	80,358	76,235
Total liabilities	1,732,516	1,814,628
Commitments and contingencies (Note 12 and Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	1,050,788	1,010,659
Retained earnings	1,928,396	1,852,633
Accumulated other comprehensive income (loss)	(10,712)	(2,399)
Total stockholders’ equity	2,968,472	2,860,893
Total liabilities and stockholders’ equity	$4,700,988	$4,675,521

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands, except per share data)	2011	2010	2011	2010
Revenues:
Product	$500,659	$627,857	$1,150,915	$1,178,466
Service	141,823	138,470	288,043	270,203
Total revenues	642,482	766,327	1,438,958	1,448,669
Costs and operating expenses:
Costs of revenues	272,855	311,398	613,204	575,367
Engineering, research and development	116,363	94,897	224,125	189,617
Selling, general and administrative	93,801	91,166	187,877	179,203
Total costs and operating expenses	483,019	497,461	1,025,206	944,187
Income from operations	159,463	268,866	413,752	504,482
Interest income and other, net	740	(4,182)	7,606	(2,957)
Interest expense	13,296	13,493	27,189	27,022
Income before income taxes	146,907	251,191	394,169	474,503
Provision for income taxes	36,110	65,699	91,377	134,815
Net income	$110,797	$185,492	$302,792	$339,688
Net income per share:
Basic	$0.67	$1.11	$1.82	$2.03
Diluted	$0.66	$1.09	$1.78	$2.00
Cash dividends declared per share	$0.35	$0.25	$0.70	$0.50
Weighted average number of shares:
Basic	166,343	166,886	166,513	167,052
Diluted	169,103	169,513	169,650	169,685

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended December 31,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$302,792	$339,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,451	42,436
Asset impairment charges	1,378	6,800
Gain on sale of real estate assets	—	(1,372)
Non-cash stock-based compensation expense	40,142	43,644
Net gain on sale of marketable securities and other investments	(556)	(1,477)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	45,408	(79,232)
Increase in inventories, net	(76,841)	(103,160)
Decrease (increase) in other assets	61,819	(27,267)
Increase (decrease) in accounts payable	(13,978)	14,680
Increase (decrease) in deferred system profit	(1,620)	36,730
Increase in other liabilities	1,222	17,983
Net cash provided by operating activities	406,217	289,453
Cash flows from investing activities:
Capital expenditures, net	(27,046)	(22,715)
Proceeds from sale of assets	2,228	18,185
Purchase of available-for-sale securities	(591,088)	(418,312)
Proceeds from sale and maturity of available-for-sale securities	556,167	363,327
Purchase of trading securities	(35,438)	(28,401)
Proceeds from sale of trading securities	34,529	44,528
Net cash used in investing activities	(60,648)	(43,388)
Cash flows from financing activities:
Issuance of common stock	49,098	31,723
Tax withholding payments related to vested and released restricted stock units	(29,474)	(20,251)
Common stock repurchases	(129,972)	(119,173)
Payment of dividends to stockholders	(116,561)	(83,594)
Net cash used in financing activities	(226,909)	(191,295)
Effect of exchange rate changes on cash and cash equivalents	(5,003)	11,416
Net increase in cash and cash equivalents	113,657	66,186
Cash and cash equivalents at beginning of period	711,329	529,918
Cash and cash equivalents at end of period	$824,986	$596,104
Supplemental cash flow disclosures:
Income taxes paid, net	$7,645	$117,370
Interest paid	$27,515	$26,447

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
The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2012.
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
Revenue Recognition. KLA-Tencor recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. The Company typically recognizes revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. Under certain circumstances, however, the Company recognizes revenue upon shipment, prior to acceptance by the customer. The portion of revenue associated with installation is deferred based on relative selling price and recognized upon completion of the installation. Spare parts revenue is recognized when the product has been shipped, risk of loss has passed to the customer and collectability is reasonably assured. Service and maintenance contract revenue is recognized ratably over the term of the maintenance contract. Revenue from services performed in the absence of a contract, such as consulting and training revenue, is recognized when the related services are performed and collectability is reasonably assured. The Company's arrangements generally do not include any provisions for cancellation, termination or refunds that would significantly impact recognized revenue.
The Company also allows for multiple element revenue arrangements in cases where certain elements of a sales arrangement are not delivered and accepted in one reporting period. In such cases, the Company defers the relative fair value of each undelivered element until that element is delivered to the customer. To be considered a separate element, the product or service in question must represent a separate unit of accounting, which means that such product or service must fulfill the following criteria: (a) the delivered item(s) has value to the customer on a stand-alone basis; and (b) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If the arrangement does not meet all of the above criteria, the entire amount of the sales contract is deferred until all elements are accepted by the customer.
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
Recent Accounting Pronouncements. In December 2011, the International Accounting Standards Board (“IASB”) and the Financial Accounting Standards Board (“FASB”) issued common disclosure requirements that are intended to enhance comparability between financial statements prepared on the basis of U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and those prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the IASB. The requirement is relevant to companies that have financial instruments and derivative instruments that are either offset in the balance sheet (presented on a net basis) or subject to an enforceable master netting arrangement or similar arrangement. The requirement does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. However, once this disclosure requirement becomes effective, companies will also be required to disclose information about financial instruments and derivative instruments that have been offset and related arrangements and to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The disclosure requirement becomes effective retrospectively in the first quarter of the Company's fiscal year ending June 30, 2014. The Company does not expect that the requirement will have an impact on its financial position, results of operations or cash flows as it is disclosure only in nature.
In September 2011, the FASB amended its guidance through the issuance of a revised accounting standard intended to simplify testing goodwill for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Prior to the amendment, entities were required to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is calculated as being less than its carrying amount, then the second step of the quantitative test is to be performed to measure the amount of impairment loss, if any. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company's fiscal year ending June 30, 2013. Early adoption is permitted, and the Company elected to early adopt this accounting guidance at the beginning of the three months ended December 31, 2011 (see Note 5, “Goodwill and Purchased Intangible Assets,” for a detailed description).
In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The entity is also required to present on the face of its financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective during the first quarter of the Company's fiscal year ending June 30, 2013. Early adoption is permitted. The amendment will impact the presentation of the financial statements but will not impact the Company's financial position, results of operations or cash flows.

In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under U.S. GAAP with IFRS. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for the Company's interim reporting period ending March 31, 2012. Early application is not permitted. The Company does not expect the amendment to have a material impact on its financial position, results of operations or cash flows.
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
All of the Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of December 31, 2011, because they were valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market funds and certain U.S. Government agency securities, U.S. Treasury securities and sovereign securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
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
The types of instruments valued based on unobservable inputs included the auction rate securities that were held by the Company as of and prior to June 30, 2010. Such instruments were classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of these auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included estimates for interest rates, timing and amount of cash flows, and expected holding periods of the auction rate securities.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of December 31, 2011 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Corporate debt securities	$5,000	$—	$5,000
Money market and other	591,032	591,032	—
Marketable securities:
U.S. Treasury securities	71,302	67,302	4,000
U.S. Government agency securities	449,356	449,356	—
Municipal securities	41,473	—	41,473
Corporate debt securities	716,707	—	716,707
Sovereign securities	36,181	18,443	17,738
Total cash equivalents and marketable securities(1)	1,911,051	1,126,133	784,918
Other current assets:
Derivative assets	789	—	789
Other non-current assets:
Executive Deferred Savings Plan:
Money market and other	3,467	3,467	—
Mutual funds	118,556	93,895	24,661
Executive Deferred Savings Plan total	122,023	97,362	24,661
Total financial assets(1)	$2,033,863	$1,223,495	$810,368
Other current liabilities:
Derivative liabilities	$(2,329)	$—	$(2,329)
Total financial liabilities	$(2,329)	$—	$(2,329)
________________
(1) Excludes cash of $192.4 million held in operating accounts and time deposits of $73.2 million as of December 31, 2011.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of June 30, 2011 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
U.S. Treasury securities	$4,400	$—	$4,400
U.S. Government agency securities	6,010	6,010	—
Corporate debt securities	21,982	—	21,982
Money market and other	481,770	481,770	—
Marketable securities:
U.S. Treasury securities	54,496	52,396	2,100
U.S. Government agency securities	314,173	314,173	—
Municipal securities	38,957	—	38,957
Corporate debt securities	853,403	—	853,403
Sovereign securities	32,086	14,696	17,390
Total cash equivalents and marketable securities(1)	1,807,277	869,045	938,232
Other current assets:
Derivative assets	1,970	—	1,970
Other non-current assets:
Executive Deferred Savings Plan:
Money market and other	1,806	1,806	—
Mutual funds	126,227	95,971	30,256
Executive Deferred Savings Plan total	128,033	97,777	30,256
Total financial assets(1)	$1,937,280	$966,822	$970,458
Other current liabilities:
Derivative liabilities	$(2,127)	$—	$(2,127)
Total financial liabilities	$(2,127)	$—	$(2,127)
________________
(1) Excludes cash of $165.9 million held in operating accounts and time deposits of $65.4 million as of June 30, 2011.
Changes in the Company’s Level 3 securities for the indicated periods were as follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2011	2010	2011	2010
Beginning aggregate fair value of Level 3 securities	$—	$—	$—	$16,825
Net settlements	—	—	—	(16,825)
Ending aggregate fair value of Level 3 securities	$—	$—	$—	$—
During the fiscal year ended June 30, 2010 (and in prior fiscal years), the Company’s investment portfolio included auction rate securities, which were investments with contractual maturities generally between 20 to 30 years. In February 2008, because sell orders exceeded buy orders, auctions failed for approximately $48.2 million in par value of municipal auction rate securities that were then held by the Company. By letter dated August 8, 2008, the Company received notification from UBS AG (“UBS”), in connection with a settlement entered into between UBS and certain regulatory agencies, offering to repurchase all of the Company’s auction rate security holdings at par value. The Company formally accepted the settlement offer and entered into a repurchase agreement with UBS on November 11, 2008. On June 30, 2010, UBS repurchased the Company's $16.8 million of then-remaining auction rate securities at par value, and the repurchase was subsequently settled in July 2010.

NOTE 3 – BALANCE SHEET COMPONENTS

(In thousands)	As of December 31, 2011	As of June 30, 2011
Accounts receivable, net:
Accounts receivable, gross	$566,299	$605,376
Allowance for doubtful accounts	(22,201)	(22,106)
	$544,098	$583,270
Inventories, net:
Customer service parts	$172,349	$148,466
Raw materials	212,862	235,605
Work-in-process	195,532	131,804
Finished goods	58,898	59,855
	$639,641	$575,730
Other current assets:
Prepaid expenses	$56,789	$61,796
Income tax related receivables	11,538	59,774
Other current assets	24,142	25,508
	$92,469	$147,078
Land, property and equipment, net:
Land	$41,418	$41,956
Buildings and leasehold improvements	237,191	234,173
Machinery and equipment	466,092	447,772
Office furniture and fixtures	21,666	19,645
Construction in process	7,810	6,979
	774,177	750,525
Less: accumulated depreciation and amortization	(506,548)	(493,167)
	$267,629	$257,358
Other non-current assets:
Executive Deferred Savings Plan(1)	$122,023	$128,033
Deferred tax assets – long-term	140,168	173,788
Other	24,078	26,274
	$286,269	$328,095
Other current liabilities:
Warranty	$43,476	$41,528
Executive Deferred Savings Plan(1)	121,612	128,088
Compensation and benefits	127,981	186,761
Income taxes payable	20,078	16,364
Interest payable	8,769	8,769
Accrued litigation costs	2,000	4,824
Other accrued expenses	138,117	112,980
	$462,033	$499,314

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. As of December 31, 2011, the Company had a deferred compensation plan related asset and liability included as a component of other non-current assets and other current liabilities on its Condensed Consolidated Balance Sheet.

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of December 31, 2011 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$71,098	$207	$(3)	$71,302
U.S. Government agency securities	448,963	692	(299)	449,356
Municipal securities	41,286	188	(1)	41,473
Corporate debt securities	719,442	3,464	(1,199)	721,707
Money market and other	591,032	—	—	591,032
Sovereign securities	36,167	73	(59)	36,181
Subtotal	1,907,988	4,624	(1,561)	1,911,051
Add: Time deposits(1)	73,193	—	—	73,193
Less: Cash equivalents	632,585	—	—	632,585
Marketable securities	$1,348,596	$4,624	$(1,561)	$1,351,659

As of June 30, 2011 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$58,754	$165	$(23)	$58,896
U.S. Government agency securities	319,375	931	(123)	320,183
Municipal securities	38,688	275	(6)	38,957
Corporate debt securities	870,591	5,162	(368)	875,385
Money market and other	481,770	—	—	481,770
Sovereign securities	31,932	179	(25)	32,086
Subtotal	1,801,110	6,712	(545)	1,807,277
Add: Time deposits(1)	65,402	—	—	65,402
Less: Cash equivalents	545,475	—	(2)	545,473
Marketable securities	$1,321,037	$6,712	$(543)	$1,327,206
________________

(1)	Time deposits excluded from fair value measurements.

KLA-Tencor’s investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in market interest rates, bond yields and/or credit ratings. The Company has the ability to realize the full value of all of these investments upon maturity. The following table summarizes the fair value and gross unrealized losses of the Company’s investments that were in an unrealized loss position as of the date indicated below:

As of December 31, 2011 (In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$23,995	$(3)
U.S. Government agency securities	209,146	(299)
Municipal securities	3,626	(1)
Corporate debt securities	214,565	(1,199)
Sovereign securities	14,110	(59)
Total	$465,442	$(1,561)
__________________

(1)	Of the total gross unrealized losses, there were no amounts that, as of December 31, 2011, had been in a continuous loss position for 12 months or more.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company's Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of December 31, 2011 (In thousands)	Amortized Cost	Fair Value
Due within one year	$327,355	$328,390
Due after one year through three years	1,021,241	1,023,269
	$1,348,596	$1,351,659
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized losses on the Company's investments for the three months ended December 31, 2011 were $0.1 million. Net realized gains on the Company's investments for the three months ended December 31, 2010 were $0.4 million. Net realized gains on the Company's investments for the six months ended December 31, 2011 and 2010 were $0.6 million and $1.5 million, respectively.
NOTE 5 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balances as of the dates indicated below:

(In thousands)	As of December 31, 2011	As of June 30, 2011
Gross goodwill balance	$604,399	$604,742
Accumulated impairment losses	(276,586)	(276,586)
Net goodwill balance	$327,813	$328,156
The changes in the gross goodwill balance since June 30, 2011 resulted primarily from foreign currency translation adjustments.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In September 2011, the FASB amended its guidance to simplify testing goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines that as a result of the qualitative assessment that it is more likely than not (> 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. The Company elected to early adopt this accounting guidance at the beginning of the three months ended December 31, 2011.
The Company has four reporting units: Defect Inspection, Metrology, Service and Other. As of December 31, 2011, the entire goodwill balance resided in the Defect Inspection reporting unit.
The fair value of each of the Company's reporting units was substantially in excess of its estimated carrying amount as of the most recent quantitative analysis of goodwill impairment performed in the three months ended December 31, 2010. There have been no triggering events or changes in circumstances since that quantitative analysis to indicate that the fair value of any of the Company's reporting units would be less than its carrying amount.
The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2011 during the three months ended December 31, 2011 and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, market capitalization, stock price, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities. As such, it was not necessary to perform the two-step goodwill impairment test at this time.
Based on the Company's assessment, goodwill in the reporting units was not impaired as of December 31, 2011 or 2010.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of December 31, 2011			As of June 30, 2011
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$134,561	$102,705	$31,856	$134,561	$94,172	$40,389
Patents	6-13 years	57,648	43,778	13,870	57,648	40,591	17,057
Trade name/Trademark	4-10 years	19,893	13,678	6,215	19,893	12,907	6,986
Customer relationships	6-7 years	54,823	36,546	18,277	54,823	33,565	21,258
Other	0-1 year	16,200	16,200	—	16,200	15,988	212
Total		$283,125	$212,907	$70,218	$283,125	$197,223	$85,902
For the three months ended December 31, 2011 and 2010, amortization expense for other intangible assets was $7.7 million and $8.5 million, respectively. For the six months ended December 31, 2011 and 2010, amortization expense for other intangible assets was $15.7 million and $16.9 million, respectively. Based on the intangible assets recorded as of December 31, 2011, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2012 (remaining 6 months)	$14,588
2013	20,914
2014	15,537
2015	12,771
2016	5,582
2017 and thereafter	826
Total	$70,218

NOTE 6 – LONG-TERM DEBT
In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as of December 31, 2011.
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
Based on the trading prices of the debt on the applicable dates, the fair value of the debt as of December 31, 2011 and June 30, 2011 was $870.5 million and $863.5 million, respectively.
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
The following table summarizes the combined activity under the Company's equity incentive plans for the indicated period:

(In thousands)	Available For Grant
Balances as of June 30, 2011(1)	11,554
Restricted stock units granted(2)(3)	(3,981)
Restricted stock units canceled(2)	267
Options canceled/expired/forfeited	668
Plan shares expired(4)	(623)
Balances as of December 31, 2011(1)	7,885
__________________

(1)
Includes shares available for issuance under the 2004 Plan, as well as under the Company’s 1998 Outside Director Option Plan (the “Outside Director Plan”), which only permits the issuance of stock options to the Company’s non-employee members of the Board of Directors. As of December 31, 2011, 1.7 million shares were available for grant under the Outside Director Plan.

(2)	The number of restricted stock units provided in this row reflects the application of the 1.8x multiple described above.

(3)
Includes 0.2 million restricted stock units granted to senior management during the six months ended December 31, 2011 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of December 31, 2011, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based and service-based criteria are fully satisfied.

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

Except for options granted to non-employee Board members as part of their regular compensation package for service through the end of the first quarter of fiscal year 2008, the Company has granted only restricted stock units under its equity incentive program since September 2006. For the preceding several years until September 30, 2006, stock options were granted at the market price of the Company’s common stock on the date of grant (except for the previously disclosed retroactively priced options which were granted primarily prior to the fiscal year ended June 30, 2002), generally with a vesting period of five years and an exercise period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as service-based and/or performance-based vesting.
The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes valuation model for purchase rights under the Company’s Employee Stock Purchase Plan and using the closing price of the Company’s common stock on the grant date for restricted stock units.
The following table shows pre-tax stock-based compensation expense for the indicated periods:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Stock-based compensation expense by:
Costs of revenues	$3,671	$3,439	$7,509	$7,607
Engineering, research and development	5,756	5,814	11,577	13,432
Selling, general and administrative	10,219	10,178	21,056	22,605
Total stock-based compensation expense	$19,646	$19,431	$40,142	$43,644
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of December 31, 2011	As of June 30, 2011
Inventory	$7,453	$6,701
Stock Options
The following table summarizes the activity and weighted-average exercise price for stock options under all plans during the six months ended December 31, 2011:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2011	7,675	$45.38
Granted	—	$—
Exercised	(820)	$36.48
Canceled/expired/forfeited	(668)	$45.59
Outstanding stock options as of December 31, 2011	6,187	$46.54
Vested and exercisable as of December 31, 2011	6,185	$46.54
The Company has not issued any stock options since November 1, 2007. The weighted-average remaining contractual terms for total options outstanding under all plans, and for total options vested and exercisable under all plans, as of December 31, 2011 were each 1.74 years. The aggregate intrinsic values for total options outstanding under all plans and for total options vested and exercisable under all plans as of December 31, 2011 were each $22.0 million.

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
The following table shows the total intrinsic value of options exercised, total cash received from employees as a result of employee stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Total intrinsic value of options exercised	$3,809	$2,726	$6,569	$3,289
Total cash received from employees as a result of employee stock option exercises	$20,201	$12,594	$29,903	$15,547
Tax benefits realized in connection with these exercises	$1,224	$980	$2,163	$1,182
As of December 31, 2011, the unrecognized stock-based compensation balance related to stock options was immaterial.
The Company settles employee stock option exercises with newly issued common shares except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.
Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value after estimated forfeitures for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the six months ended December 31, 2011 and restricted stock units outstanding as of December 31, 2011 and June 30, 2011:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2011	6,540	$21.28
Granted(2)	2,212	$25.67
Vested and released	(1,387)	$24.62
Withheld for taxes	(706)	$24.48
Forfeited	(148)	$21.26
Outstanding restricted stock units as of December 31, 2011(2)	6,511	$21.71
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. Under the terms of the 2004 Plan, each of the share numbers presented in this column is multiplied by 1.8 to calculate the impact on the share reserve under the 2004 Plan.

(2)
Includes 0.2 million restricted stock units granted to senior management during the six months ended December 31, 2011 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of December 31, 2011, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units, if all applicable performance-based and service-based criteria are fully satisfied.

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

The following table shows the grant date fair value after estimated forfeitures, weighted-average grant date fair value per unit and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Grant date fair value after estimated forfeitures	$2,139	$1,543	$56,776	$42,248
Weighted-average grant date fair value per unit	$36.87	$27.22	$25.67	$19.73
Tax benefits realized in connection with vested and released restricted stock units	$11,463	$12,245	$28,236	$22,339
As of December 31, 2011, the unrecognized stock-based compensation expense balance related to restricted stock units was $126.5 million and will be recognized over an estimated weighted-average amortization period of 2.6 years.
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
The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Stock purchase plan:
Expected stock price volatility	32.7%	41.0%	32.7%	41.0%
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Dividend yield	3.4%	3.7%	3.4%	3.7%
Expected life of options (in years)	0.50	0.50	0.50	0.50
 The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Total cash received from employees for the issuance of shares under the ESPP	$19,195	$16,176	$19,195	$16,176
Number of shares purchased by employees through the ESPP	545	701	545	701
Tax benefits realized in connection with the disqualifying dispositions of shares purchased under the ESPP	$368	$115	$843	$471
Weighted-average fair value per share based on Black-Scholes model	$9.16	$6.53	$9.16	$6.53

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. During the fiscal year ended June 30, 2011, a total of 2.0 million additional shares were reserved under the ESPP. To date, no additional shares have been reserved under the ESPP with respect to the fiscal year ending June 30, 2012. As of December 31, 2011, a total of 2.9 million shares were reserved and available for issuance under the ESPP.
NOTE 8 – STOCK REPURCHASE PROGRAM
Since July 1997, the Board of Directors has authorized the Company to systematically repurchase in the open market up to 72.8 million shares of its common stock under a repurchase program, including 10.0 million shares authorized in February 2011. This program was put into place to reduce the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, and to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. As of December 31, 2011, 5.9 million shares were available for repurchase under the Company’s repurchase program.
Share repurchases for the indicated periods were as follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2011	2010	2011	2010
Number of shares of common stock repurchased	1,396	1,559	3,159	3,531
Total cost of repurchases	$63,106	$57,938	$130,088	$117,261
As of December 31, 2011, $2.8 million of the total cost of repurchases set forth above remained unpaid and was recorded in other current liabilities. The $3.3 million which was accrued as of September 30, 2011 was paid during the three months ended December 31, 2011.
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

(In thousands, except per share amounts)	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Numerator:
Net income	$110,797	$185,492	$302,792	$339,688
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	166,343	166,886	166,513	167,052
Effect of dilutive options and restricted stock units	2,760	2,627	3,137	2,633
Weighted-average shares-diluted	169,103	169,513	169,650	169,685
Basic net income per share	$0.67	$1.11	$1.82	$2.03
Diluted net income per share	$0.66	$1.09	$1.78	$2.00
Anti-dilutive securities excluded from the computation of diluted net income per share	3,610	8,622	4,338	9,602

The total amount of dividends paid during the three months ended December 31, 2011 and 2010 was $58.1 million and $41.8 million, respectively. The total amount of dividends paid during the six months ended December 31, 2011 and 2010 was $116.6 million and $83.6 million, respectively.
NOTE 10 – COMPREHENSIVE INCOME
The components of comprehensive income, net of tax, were as follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2011	2010	2011	2010
Net income	$110,797	$185,492	$302,792	$339,688
Other comprehensive income (loss):
Currency translation adjustments	(4,540)	4,455	(6,327)	17,978
Gains (losses) on cash flow hedging instruments	309	(639)	(316)	200
Change in unrecognized losses and transition obligation related to pension and post-retirement plans	139	91	241	171
Unrealized gains (losses) on investments	345	(2,179)	(1,911)	(428)
Other comprehensive income (loss)	(3,747)	1,728	(8,313)	17,921
Total comprehensive income	$107,050	$187,220	$294,479	$357,609
NOTE 11 – INCOME TAXES
The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Income before income taxes	$146,907	$251,191	$394,169	$474,503
Provision for taxes	$36,110	$65,699	$91,377	$134,815
Effective tax rate	24.6%	26.2%	23.2%	28.4%
The Company’s estimated annual effective tax rate for the fiscal year ending June 30, 2012 is approximately 23.0%.
The difference between the actual effective tax rate of 24.6% during the quarter and the estimated annual effective tax rate of 23.0% is primarily due to the tax impact of the following items during the three months ended December 31, 2011:

•
Tax expense was increased by $5.1 million due to shortfalls from employee stock activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes.

•	Tax expense was decreased by $2.7 million due to a non-taxable increase in the value of the assets held within the Company’s Executive Deferred Savings Plan.

Tax expense was lower as a percentage of income during the three months ended December 31, 2011 compared to the three months ended December 31, 2010 primarily due to:

•
A decrease in tax expense of $3.0 million during the three months ended December 31, 2011 related to state income taxes as a result of the adoption of California budget legislation, signed on February 20, 2009, which allows a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011; and

•
A decrease in tax expense of $7.1 million during the three months ended December 31, 2011 related to an increase in the proportion of the Company's earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate; partially offset by

•
An increase in tax expense of $8.8 million during the three months ended December 31, 2011 related to shortfalls from employee stock activity. The Company incurred a tax expense of $5.1 million due to shortfalls from employee stock activity during the three months ended December 31, 2011 compared to a tax benefit of $3.7 million due to windfalls from employee stock activity during the three months ended December 31, 2010.

Tax expense was lower as a percentage of income during the six months ended December 31, 2011 compared to the six months ended December 31, 2010 primarily due to:

•
A tax benefit of $18.3 million recognized during the six months ended December 31, 2011 resulting from a decrease in the Company's unrecognized tax benefits due to the settlement of a U.S. federal income tax examination;

•	A tax benefit of $18.0 million recognized during the six months ended December 31, 2011 resulting from a decrease in reserves for uncertain tax positions taken in prior years;

•
A decrease in tax expense of $7.7 million during the six months ended December 31, 2011 related to state income taxes as a result of the adoption of California budget legislation, signed on February 20, 2009, which allows a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011; and

•
A decrease in tax expense of $18.7 million during the six months ended December 31, 2011 related to an increase in the proportion of the Company's earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate; partially offset by

•	An increase in tax expense of $23.6 million during the six months ended December 31, 2011 related to a migration of a portion of the Company's manufacturing to Singapore; and

•
An increase in tax expense of $9.0 million during the six months ended December 31, 2011 related to a non-deductible decrease in the value of the assets held within the Company's Executive Deferred Savings Plan. The Company incurred a tax expense of $2.5 million due to a non-deductible decrease in the value of the assets held within the Company's Executive Deferred Savings Plan during the six months ended December 31, 2011 compared to a tax benefit of $6.5 million due to a non-taxable increase in the value of the assets held within the Company's Executive Deferred Savings Plan during the six months ended December 31, 2010.

In the normal course of business, the Company is subject to examination by tax authorities throughout the world. The Company is subject to U.S. federal income tax examination for all years beginning from the fiscal year ended June 30, 2010.  The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2007. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2007. It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that it may recognize up to $2.4 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
NOTE 12 – LITIGATION AND OTHER LEGAL MATTERS
Indemnification Obligations. As a result of the Company's indemnification obligations in connection with the litigation and government inquiries related to the Company's historical stock option practices, the Company has been paying defense costs for one former officer and employee facing an SEC civil action to which the Company is not a party. That former officer and the SEC have settled the civil action. As a result, during the three months ended December 31, 2011, the Company and the former officer entered into an agreement that releases each other from liabilities stemming from the former officer's employment with the Company and materially concludes the Company's indemnification obligations to the former officer. The terms of that release agreement have been appropriately considered within the reserve the Company has established for currently pending legal proceedings.

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
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Factoring. KLA-Tencor has agreements with financial institutions to sell certain of its trade receivables and promissory notes from customers without recourse. The Company does not believe it is at risk for any material losses as a result of these agreements. In addition, the Company periodically sells certain letters of credit (“LCs”), without recourse, received from customers in payment for goods.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2011	2010	2011	2010
Receivables sold under factoring agreements	$81,606	$96,586	$250,330	$156,611
Proceeds from sales of LCs	$—	$33,327	$4,510	$84,263
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.2 million for both the three months ended December 31, 2011 and 2010. Rent expense was $4.5 million and $4.1 million for the six months ended December 31, 2011 and 2010, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2012 (remaining 6 months)	$4,347
2013	7,156
2014	4,483
2015	2,216
2016	1,991
2017 and thereafter	3,180
Total minimum lease payments	$23,373
Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $319.2 million as of December 31, 2011 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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
The following table provides the changes in the product warranty accrual for the indicated periods:

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Beginning balance	$43,603	$25,556	$41,528	$21,109
Accruals for warranties issued during the period	10,110	12,306	21,402	21,792
Changes in liability related to pre-existing warranties	540	(1,307)	2,930	(1,148)
Settlements made during the period	(10,777)	(5,663)	(22,384)	(10,861)
Ending balance	$43,476	$30,892	$43,476	$30,892
The Company maintains guarantee arrangements available through various financial institutions for up to $20.4 million, of which $18.4 million had been issued as of December 31, 2011, primarily to fund guarantees to customs authorities for value-added tax ("VAT") and other operating requirements of the Company’s subsidiaries in Europe and Asia.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gains or losses on the derivative is reported as a component of accumulated other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
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
Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the indicated periods are as follows:

		Three months ended December 31,		Six months ended December 31,
(In thousands)	Location in Financial Statements	2011	2010	2011	2010
Derivatives designated as hedging instruments
Losses in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$(223)	$(1,653)	$(1,417)	$(1,240)
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$(689)	$(534)	$(973)	$(1,327)
	Costs of revenues	(13)	312	48	170
	Total losses reclassified from accumulated OCI into income (effective portion)	$(702)	$(222)	$(925)	$(1,157)
Gains recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Interest income and other, net	$57	$266	$99	$147
Derivatives not designated as hedging instruments
Gains (losses) recognized in income	Interest income and other, net	$758	$(513)	$(11,810)	$(1,869)

The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, as of the dates indicated below was as follows:

(In thousands)	As of December 31, 2011	As of June 30, 2011
Cash flow hedge contracts
Purchase	$8,950	$3,381
Sell	$38,039	$30,133
Other foreign currency hedge contracts
Purchase	$145,593	$174,499
Sell	$181,670	$216,738
The location and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2011	As of June 30, 2011	Balance Sheet Location	As of December 31, 2011	As of June 30, 2011
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$367	$145	Other current liabilities	$334	$475
Total derivatives designated as hedging instruments		$367	$145		$334	$475
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$422	$1,825	Other current liabilities	$1,995	$1,652
Total derivatives not designated as hedging instruments		$422	$1,825		$1,995	$1,652
Total derivatives		$789	$1,970		$2,329	$2,127
The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2011	2010	2011	2010
Beginning balance	$(959)	$(646)	$12	$(1,994)
Amount reclassified to income	702	222	925	1,157
Net change	(223)	(1,653)	(1,417)	(1,240)
Ending balance	$(480)	$(2,077)	$(480)	$(2,077)
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

NOTE 16 – RELATED PARTY TRANSACTIONS
During the three and six months ended December 31, 2011 and 2010, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member, including JDS Uniphase Corporation and Cisco Systems, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

(In thousands)	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Total revenues	$88	$47	$125	$247
Total purchases	$2,179	$1,923	$4,271	$2,805
The Company's receivable balance from these parties was immaterial as of December 31, 2011 and was $0.2 million as of June 30, 2011. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
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
The following is a summary of revenues by geographic region for the indicated periods (as a percentage of total revenues):

	Three months ended December 31,				Six months ended December 31,
(Dollar amounts in thousands)	2011		2010		2011		2010
Revenues:
United States	$160,484	25%	$149,843	20%	$358,727	25%	$236,362	16%
Taiwan	169,015	26%	233,081	30%	392,305	27%	421,622	29%
Japan	110,321	17%	59,813	8%	245,136	17%	153,701	11%
Europe & Israel	69,270	11%	60,491	8%	162,266	11%	99,737	7%
Korea	61,979	10%	123,154	16%	141,577	10%	285,245	20%
Rest of Asia	71,413	11%	139,945	18%	138,947	10%	252,002	17%
Total	$642,482	100%	$766,327	100%	$1,438,958	100%	$1,448,669	100%

The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended December 31,				Six months ended December 31,
(Dollar amounts in thousands)	2011		2010		2011		2010
Revenues:
Defect inspection	$343,463	53%	$506,360	66%	$787,096	55%	$916,473	63%
Metrology	131,746	21%	104,041	14%	313,758	22%	223,595	15%
Service	141,823	22%	138,470	18%	288,043	20%	270,203	19%
Other	25,450	4%	17,456	2%	50,061	3%	38,398	3%
Total	$642,482	100%	$766,327	100%	$1,438,958	100%	$1,448,669	100%
Two customers each accounted for greater than 10% of total revenues for the three months ended December 31, 2011 and 2010. Three customers accounted for greater than 10% of total revenues for the six months ended December 31, 2011. Two customers accounted for greater than 10% of total revenues for the six months ended December 31, 2010. Two customers each accounted for greater than 10% of net accounts receivable as of December 31, 2011 and June 30, 2011.
Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of December 31, 2011	As of June 30, 2011
Long-lived assets:
United States	$207,639	$202,520
Taiwan	813	803
Japan	4,172	4,256
Europe & Israel	84,221	90,163
Korea	2,575	2,804
Rest of Asia	48,426	53,106
Total	$347,846	$353,652

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
During the three months ended December 31, 2011, our revenues and earnings declined sequentially in response to the reduction of customer orders of process control equipment in the previous quarter. During the quarter ended December 31, 2011, our customers increased their orders of process control equipment investments, and we anticipate our revenues and earnings to increase in the next quarter as we increase deliveries to meet the higher level of customer demand for our products. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications, as well as to reduce cost. We expect that this in turn will drive long term increased adoption of process control equipment and services that reduce semiconductor defectivity and improve manufacturing yields, leaving the longer term drivers underlying growth in our industry intact.
The following table sets forth some of the key quarterly unaudited financial information that we use to manage our business:

(In thousands, except net income per share)	Three months ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Total revenues	$642,482	$796,476	$892,439	$834,059	$766,327	$682,342
Total costs and operating expenses	$483,019	$542,187	$548,370	$522,280	$497,461	$446,726
Gross margin	$369,627	$456,127	$536,259	$506,363	$454,929	$418,373
Income from operations	$159,463	$254,289	$344,069	$311,779	$268,866	$235,616
Net income	$110,797	$191,995	$245,017	$209,783	$185,492	$154,196
Net income per share:
Basic (1)	$0.67	$1.15	$1.46	$1.25	$1.11	$0.92
Diluted (1)	$0.66	$1.13	$1.43	$1.22	$1.09	$0.91
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
There were no significant changes in our critical accounting estimates and policies during the three months ended December 31, 2011. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2011 for a more complete discussion of our critical accounting policies and estimates.
Valuation of Goodwill and Intangible Assets
We have four reporting units: Defect Inspection, Metrology, Service and Other. As of December 31, 2011, the entire goodwill balance resided in the Defect Inspection reporting unit.
The fair value of each of our reporting units was substantially in excess of its estimated carrying amount as of the most recent quantitative analysis of goodwill impairment performed in the three months ended December 31, 2010. There have been no triggering events or changes in circumstances since that quantitative analysis to indicate that the fair value of any of our reporting units would be less than its carrying amount.
We performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2011 during the three months ended December 31, 2011 and concluded that it was more likely than not that the fair value of each of our reporting units exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: change in industry and competitive environment, market capitalization, stock price, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities. As such, it was not necessary to perform the two-step goodwill impairment test at this time.
Our next annual evaluation of the goodwill by reporting unit will be performed during the three months ending December 31, 2012. If we were to encounter challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions, we may be required to perform the two-step quantitative goodwill impairment analysis. In addition, if such conditions have the effect of changing one of the critical assumptions or estimates we use to calculate the value of our goodwill or intangible assets, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment assessment in the second quarter of fiscal year 2013 or prior to that, if any triggering event occurs outside of the quarter during which the annual goodwill impairment assessment is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material to our results of operations.

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
Recent Accounting Pronouncements
In December 2011, the International Accounting Standards Board ("IASB") and the Financial Accounting Standards Board ("FASB") issued common disclosure requirements that are intended to enhance comparability between financial statements prepared on the basis of U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and those prepared in accordance with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the IASB. The requirement is relevant to companies that have financial instruments and derivative instruments that are either offset in the balance sheet (presented on a net basis) or subject to an enforceable master netting arrangement or similar arrangement. The requirement does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. However, once this disclosure requirement becomes effective, companies will also be required to disclose information about financial instruments and derivative instruments that have been offset and related arrangements and to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The disclosure requirement becomes effective retrospectively in the first quarter of our fiscal year ending June 30, 2014. We do not expect that the requirement will have an impact on our financial position, results of operations or cash flows as it is disclosure only in nature.
In September 2011, the FASB amended its guidance through the issuance of a revised accounting standard intended to simplify testing goodwill for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Prior to the amendment, entities were required to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is calculated as being less than its carrying amount, then the second step of the quantitative test is to be performed to measure the amount of impairment loss, if any. The amendment becomes effective for annual and interim goodwill impairment tests performed for our fiscal year ending June 30, 2013. Early adoption is permitted, and we elected to early adopt this accounting guidance at the beginning of the three months ended December 31, 2011 (see 5, “Goodwill and Purchased Intangible Assets,” to the Condensed Consolidated Financial Statements for a detailed description).
In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The entity is also required to present on the face of its financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective during the first quarter of our fiscal year ending June 30, 2013. Early adoption is permitted. The amendment will impact the presentation of the financial statements but will not have an impact on our financial position, results of operations or cash flows.

In May 2011, the FASB amended its guidance, to converge fair value measurement and disclosure guidance about fair value measurement under U.S. GAAP with IFRS. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for our interim reporting period ending March 31, 2012. Early application is not permitted. We do not expect the amendment to have a material impact on our financial position, results of operations or cash flows.
RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	December 31, 2011	September 30, 2011	December 31, 2010	Q2 FY12 vs. Q1 FY12		Q2 FY12 vs. Q2 FY11
Revenues:
Product	$500,659	$650,256	$627,857	$(149,597)	(23)%	$(127,198)	(20)%
Service	141,823	146,220	138,470	(4,397)	(3)%	3,353	2%
Total revenues	$642,482	$796,476	$766,327	$(153,994)	(19)%	$(123,845)	(16)%
Costs of revenues	$272,855	$340,349	$311,398	$(67,494)	(20)%	$(38,543)	(12)%
Gross margin percentage	58%	57%	59%

	Six months ended
(Dollar amounts in thousands)	December 31, 2011	December 31, 2010	Q2 FY12 YTD vs. Q2 FY11 YTD
Revenues:
Product	$1,150,915	$1,178,466	$(27,551)	(2)%
Service	288,043	270,203	17,840	7%
Total revenues	$1,438,958	$1,448,669	$(9,711)	(1)%
Costs of revenues	$613,204	$575,367	$37,837	7%
Gross margin percentage	57%	60%
Product revenues
Product revenues decreased during the three months ended December 31, 2011 compared to the three months ended September 30, 2011 and December 31, 2010 due to a decrease in customer orders received in the three months ended September 30, 2011 as customers were re-assessing capacity expansion plans in response to the industry slowdown and macroeconomic uncertainty.
Similarly, product revenues decreased during the six months ended December 31, 2011 compared to the six months ended December 31, 2010 due to the decrease in customer orders during the three months ended September 30, 2011 for the reasons described above. Our business is cyclical with respect to the capital equipment procurement practices of semiconductor manufacturers, with revenues impacted by the investment patterns of such manufacturers.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of service revenues is generally a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems. Service revenues during the three months ended December 31, 2011 decreased compared to the three months ended September 30, 2011 primarily because much of the service work to assist our customers in Japan as their operations recovered from the effects of the 2011 Tohoku earthquake and tsunami was completed in the three months ended September 30, 2011.
Service revenues increased during the three months ended December 31, 2011 compared to the three months ended December 31, 2010 as a result of an increase in the number of post-warranty systems installed at our customers' sites.

Service revenues increased during the six months ended December 31, 2011 compared to the six months ended December 31, 2010 as a result of an increase in the number of post-warranty systems installed at our customers' sites as well as service work completed in the three months ended September 30, 2011 to assist our customers in Japan as their operations recovered from the effects of the 2011 Tohoku earthquake and tsunami.
Revenues by region
Revenues by region for the periods indicated were as follows:

(Dollar amounts in thousands)	Three months ended
	December 31, 2011		September 30, 2011		December 31, 2010
United States	$160,484	25%	$198,243	25%	$149,843	20%
Taiwan	169,015	26%	223,289	28%	233,081	30%
Japan	110,321	17%	134,815	17%	59,813	8%
Europe & Israel	69,270	11%	92,996	12%	60,491	8%
Korea	61,979	10%	79,598	10%	123,154	16%
Rest of Asia	71,413	11%	67,535	8%	139,945	18%
Total	$642,482	100%	$796,476	100%	$766,327	100%
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
The following tables summarize the major factors that contributed to the changes in gross margin percentage for the periods indicated:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended	Six months ended
September 30, 2011	57.3%	December 31, 2010	59.4%	60.3%
Revenue volume of products and service	—%	Revenue volume of products and service	(0.7)%	(0.8)%
Mix of products and services sold	—%	Mix of products and services sold	1.6%	0.7%
Manufacturing labor, overhead and efficiencies	(0.5)%	Manufacturing labor, overhead and efficiencies	(1.1)%	(0.4)%
Other service and manufacturing costs	0.7%	Other service and manufacturing costs	(1.7)%	(2.4)%
December 31, 2011	57.5%	December 31, 2011	57.5%	57.4%
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

Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	December 31, 2011	September 30, 2011	December 31, 2010	Q2 FY12 vs. Q1 FY12		Q2 FY12 vs. Q2 FY11
R&D expenses	$116,363	$107,762	$94,897	$8,601	8%	$21,466	23%
R&D expenses as a percentage of total revenues	18%	14%	12%

(Dollar amounts in thousands)	Six months ended
	December 31, 2011	December 31, 2010	Q2 FY12 YTD vs. Q2 FY11 YTD
R&D expenses	$224,125	$189,617	$34,508	18%
R&D expenses as a percentage of total revenues	16%	13%
R&D expenses during the three months ended December 31, 2011 increased compared to the three months ended September 30, 2011, primarily due to an increase in engineering material costs of $7.7 million as we continue to support program development related to our next-generation products.
R&D expenses during the three months ended December 31, 2011 increased compared to the three months ended December 31, 2010, primarily due to an increase in employee-related expenses of $8.6 million as a result of additional engineering headcount, an increase in engineering material costs of $10.4 million and an increase in facilities related expenses of $2.1 million to support expanded R&D activities.
R&D expenses during the six months ended December 31, 2011 increased compared to the six months ended December 31, 2010, primarily due to an increase in employee-related expenses of $16.0 million as a result of additional engineering headcount, an increase in engineering material costs of $13.9 million, an increase in external services of $2.2 million and an increase in facilities related expenses of $2.7 million to support expanded R&D activities.
R&D expenses include the benefit of $2.8 million, $3.6 million and $3.3 million of external funding received during the three months ended December 31, 2011, September 30, 2011 and December 31, 2010, respectively, for certain strategic development programs from government grants.
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

Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	December 31, 2011	September 30, 2011	December 31, 2010	Q2 FY12 vs. Q1 FY12		Q2 FY12 vs. Q2 FY11
SG&A expenses	$93,801	$94,076	$91,166	$(275)	—%	$2,635	3%
SG&A expenses as a percentage of total revenues	15%	12%	12%

	Six months ended
(Dollar amounts in thousands)	December 31, 2011	December 31, 2010	Q2 FY12 YTD vs. Q2 FY11 YTD
SG&A expenses	$187,877	$179,203	$8,674	5%
SG&A expenses as a percentage of total revenues	13%	12%
SG&A expenses during the three months ended December 31, 2011 decreased slightly compared to the three months ended September 30, 2011, primarily due to a decrease in external services such as consulting and legal of $1.4 million, partially offset by an increase in employee-related expenses of $1.4 million as a result of higher headcount.
SG&A expenses during the three months ended December 31, 2011 increased compared to the three months ended December 31, 2010, primarily due to an increase of $3.2 million in facilities expenses, partially offset by a decrease in external services such as consulting and legal of $0.6 million.
SG&A expenses during the six months ended December 31, 2011 increased compared to the six months ended December 31, 2010, primarily due to an increase of $5.7 million in facilities expenses and an increase of $1.9 million in external services such as consulting and legal.
Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	December 31, 2011	September 30, 2011	December 31, 2010
Interest income and other, net	$740	$6,866	$(4,182)
Interest expense	$13,296	$13,893	$13,493
Interest income and other, net as a percentage of total revenues	—%	1%	1%
Interest expense as a percentage of total revenues	2%	2%	2%

(Dollar amounts in thousands)	Six months ended
	December 31, 2011	December 31, 2010
Interest income and other, net	$7,606	$(2,957)
Interest expense	$27,189	$27,022
Interest income and other, net as a percentage of total revenues	1%	—%
Interest expense as a percentage of total revenues	2%	2%

Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, gains or losses from revaluation of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, and impairments associated with equity investments in privately-held companies. The decrease in interest income and other, net during the three months ended December 31, 2011 compared to the three months ended September 30, 2011 was primarily due to a reversal, recorded during the three months ended September 30, 2011, of $3.5 million in accrued interest and penalties on uncertain tax positions and an impairment charge of $1.4 million recorded during the three months ended December 31, 2011 related to equity investments in privately-held companies. The increase in interest income and other, net during the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was primarily attributable to a decrease of $5.3 million in impairment charges related to equity investments in privately-held companies. The increase in interest income and other, net during the six months ended December 31, 2011 compared to the six months ended December 31, 2010 was primarily due to a decrease of $4.4 million in accrued interest and penalties on uncertain tax positions and a decrease of $5.3 million in impairment charges related to equity investments in privately-held companies.
Interest expense is primarily attributable to the $750 million aggregate principal amount of senior fixed rate notes that we issued in the fourth quarter of the fiscal year ended June 30, 2008.
Provision for Income Taxes
The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended		Six months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Income before income taxes	$146,907	$251,191	$394,169	$474,503
Provision for taxes	$36,110	$65,699	$91,377	$134,815
Effective tax rate	24.6%	26.2%	23.2%	28.4%
Our estimated annual effective tax rate for the fiscal year ending June 30, 2012 is approximately 23.0%.
The difference between the actual effective tax rate of 24.6% during the quarter and the estimated annual effective tax rate of 23.0% is primarily due to the tax impact of the following items during the three months ended December 31, 2011:

•
Tax expense was increased by $5.1 million due to shortfalls from employee stock activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes.

•	Tax expense was decreased by $2.7 million due to a non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan.
Tax expense was lower as a percentage of income during the three months ended December 31, 2011 compared to the three months ended December 31, 2010 primarily due to:

•
A decrease in tax expense of $3.0 million during the three months ended December 31, 2011 related to state income taxes as a result of the adoption of California budget legislation, signed on February 20, 2009, which allows a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011; and

•
A decrease in tax expense of $7.1 million during the three months ended December 31, 2011 related to an increase in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate; partially offset by

•
An increase in tax expense of $8.8 million during the three months ended December 31, 2011 related to shortfalls from employee stock activity. We incurred a tax expense of $5.1 million due to shortfalls from employee stock activity during the three months ended December 31, 2011 compared to a tax benefit of $3.7 million due to windfalls from employee stock activity during the three months ended December 31, 2010.

Tax expense was lower as a percentage of income during the six months ended December 31, 2011 compared to the six months ended December 31, 2010 primarily due to:

•
A tax benefit of $18.3 million recognized during the six months ended December 31, 2011 resulting from a decrease in our unrecognized tax benefits due to the settlement of a U.S. federal income tax examination;

•	A tax benefit of $18.0 million recognized during the six months ended December 31, 2011 resulting from a decrease in reserves for uncertain tax positions taken in prior years;

•
A decrease in tax expense of $7.7 million during the six months ended December 31, 2011 related to state income taxes as a result of the adoption of California budget legislation, signed on February 20, 2009, which allows a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011; and

•
A decrease in tax expense of $18.7 million during the six months ended December 31, 2011 related to an increase in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate; partially offset by

•	An increase in tax expense of $23.6 million during the six months ended December 31, 2011 related to a migration of a portion of our manufacturing to Singapore; and

•
An increase in tax expense of $9.0 million during the six months ended December 31, 2011 related to a non-deductible decrease in the value of the assets held within our Executive Deferred Savings Plan. We incurred a tax expense of $2.5 million due to a non-deductible decrease in the value of the assets held within our Executive Deferred Savings Plan during the six months ended December 31, 2011 compared to a tax benefit of $6.5 million due to a non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan during the six months ended December 31, 2010.

In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examination for all years beginning from the fiscal year ended June 30, 2010. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2007. We are also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2007. It is possible that certain examinations may be concluded in the next twelve months. We believe it is possible that we may recognize up to $2.4 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	December 31, 2011	June 30, 2011
Cash and cash equivalents	$824,986	$711,329
Marketable securities	1,351,659	1,327,206
Total cash, cash equivalents and marketable securities	$2,176,645	$2,038,535
Percentage of total assets	46%	44%

	Six months ended
(In thousands)	December 31, 2011	December 31, 2010
Cash flow:
Net cash provided by operating activities	$406,217	$289,453
Net cash used in investing activities	(60,648)	(43,388)
Net cash used in financing activities	(226,909)	(191,295)
Effect of exchange rate changes on cash and cash equivalents	(5,003)	11,416
Net increase in cash and cash equivalents	$113,657	$66,186

As of December 31, 2011, our cash, cash equivalents and marketable securities totaled $2.2 billion, which is an increase of $138.1 million from June 30, 2011. As of December 31, 2011, $694.3 million of the $2.2 billion of cash, cash equivalents, and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to permanently reinvest $447.8 million of the cash held by our foreign subsidiaries. If, however, a portion of these funds were to be needed for our operations in the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from where the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $246.5 million of the $694.3 million held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
During the three months ended December 31, 2011, our Board of Directors declared a dividend of $0.35 per share of our outstanding common stock, which was paid on December 1, 2011 to our stockholders of record as of the close of business on November 14, 2011. During the same period in fiscal year 2011, our Board of Directors declared and paid a quarterly cash dividend of $0.25 per share. The total amount of dividends paid during the three months ended December 31, 2011 and 2010 was $58.1 million and $41.8 million, respectively. The total amount of dividends paid during the six months ended December 31, 2011 and 2010 was $116.6 million and $83.6 million, respectively. The increase in the amount of dividends paid during the three and six months ended December 31, 2011 reflects the increase in the level of our quarterly dividend from $0.25 to $0.35 per share that was instituted during the three months ended September 30, 2011.
The shares repurchased under our stock repurchase program have decreased our basic and diluted weighted-average shares outstanding. The decrease was partially offset by additional shares issued upon the exercise of employee stock options and the vesting of employee restricted stock units and in connection with stock purchases under our Employee Stock Purchase Plan.
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the six months ended December 31, 2011 increased compared to the six months ended December 31, 2010 primarily as a result of the following key factors:

•
A decrease in tax payments of approximately $108 million, which includes a tax refund of $40 million, during the six months ended December 31, 2011 compared to the six months ended December 31, 2010, and

•
An increase in cash collections of approximately $104 million during the six months ended December 31, 2011 compared to the six months ended December 31, 2010, due to higher sales volume, partially offset by

•
An increase in vendor payments of approximately $29 million during the six months ended December 31, 2011 compared to the six months ended December 31, 2010, to support a higher level of business activities, and

•
An increase in payroll expenses of approximately $66 million during the six months ended December 31, 2011 compared to the six months ended December 31, 2010, mainly due to increases in employee headcount.

Net cash used in investing activities during the six months ended December 31, 2011 increased compared to the six months ended December 31, 2010 primarily as a result of a decrease of $16 million in the proceeds from sales of assets.
Net cash used in financing activities during the six months ended December 31, 2011 increased compared to the six months ended December 31, 2010 primarily as a result of the following factors:

•
An increase in dividend payments of $33 million during the six months ended December 31, 2011 compared to the six months ended December 31, 2010, mainly due to an increase in our quarterly dividend from $0.25 to $0.35 per share that was instituted during the three months ended September 30, 2011,

•
An increase in tax withholding payments related to vested and released restricted stock units of $9 million during the six months ended December 31, 2011 compared to the six months ended December 31, 2010, and

•	An increase in common stock repurchases of $11 million during the six months ended December 31, 2011 compared to the six months ended December 31, 2010, partially offset by

•	An increase in proceeds from the exercise of stock options of $17 million during the six months ended December 31, 2011.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2011:

	Fiscal year ending June 30,
(In thousands)	Total	2012 (2)	2013	2014	2015	2016	Thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$—	$750,000	$—
Interest expense associated with long-term debt obligations	327,750	25,875	51,750	51,750	51,750	51,750	94,875	—
Purchase commitments	319,166	284,965	30,196	3,919	86	—	—	—
Non-current income tax payable(3)	43,092	—	—	—	—	—	—	43,092
Operating leases	23,373	4,347	7,156	4,483	2,216	1,991	3,180	—
Pension obligations	26,556	1,001	1,240	2,185	2,927	2,466	16,737	—
Total contractual cash obligations	$1,489,937	$316,188	$90,342	$62,337	$56,979	$56,207	$864,792	$43,092
__________________

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

(2)	Remaining 6 months.

(3)
Represents the non-current income tax payable obligation. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we periodically sell certain letters of credit (“LCs”), without recourse, received from customers in payment of goods.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2011	2010	2011	2010
Receivables sold under factoring agreements	$81,606	$96,586	$250,330	$156,611
Proceeds from sales of LCs	$—	$33,327	$4,510	$84,263
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $20.4 million, of which $18.4 million had been issued as of December 31, 2011, primarily to fund guarantees to customs authorities for VAT and other operating requirements of our subsidiaries in Europe and Asia.
We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $319.2 million as of December 31, 2011 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

We provide standard warranty coverage on our systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. Non-standard warranty coverage generally includes services incremental to the standard 40 hours per week coverage for twelve months. See Note 13, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements for a detailed description.
Working capital increased to $2.9 billion as of December 31, 2011, compared to $2.8 billion as of June 30, 2011. As of December 31, 2011, our principal sources of liquidity consisted of $2.2 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. We were in compliance with all of our covenants as of December 31, 2011.
Our credit ratings and outlooks as of January 9, 2012 are summarized below:

Rating Agency	Rating	Outlook
Fitch	BBB	Stable
Moody’s	Baa1	Stable
Standard & Poor’s	BBB	Stable
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy.
Off-Balance Sheet Arrangements
Under our foreign currency risk management strategy, we utilize derivative instruments to protect our interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 14, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for a detailed description). Our outstanding hedge contracts, with maximum maturity of 18 months, were as follows:

(In thousands)	As of December 31, 2011	As of June 30, 2011
Cash flow hedge contracts
Purchase	$8,950	$3,381
Sell	$38,039	$30,133
Other foreign currency hedge contracts
Purchase	$145,593	$174,499
Sell	$181,670	$216,738

Indemnification Obligations. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees with respect to certain litigation matters and investigations that arise in connection with their service to us. These obligations arise under the terms of our certificate of incorporation, our bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that we are required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. For example, we have paid or reimbursed legal expenses incurred in connection with the investigation of our historical stock option practices and the related litigation and government inquiries by a number of our current and former directors, officers and employees. Although the maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited, we believe the fair value of this liability, to the extent estimable, is appropriately considered within the reserve we have established for currently pending legal proceedings.
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2011. Actual results may differ materially.
As of December 31, 2011, we had an investment portfolio of fixed income securities of $1.4 billion, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2011, the fair value of the portfolio would have declined by $1.2 million.
As of December 31, 2011, we had net forward and option contracts to sell $65.2 million in foreign currency in order to hedge certain currency exposures (see Note 14, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for a detailed description). If we had entered into these contracts on December 31, 2011, the U.S. dollar equivalent would have been $66.7 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $19.3 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2011, the book value and the fair value of our fixed rate debt were $746.6 million and $870.5 million, respectively.
See Note 4, “Marketable Securities,” to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of December 31, 2011.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In addition, our management typically provides quarterly forecasts for certain financial metrics, which, when made, are based on business and operational forecasts that are believed to be reasonable at the time. However, largely due to the cyclicality of our business and the industries in which we operate, and the fact that business conditions in our industries can change very rapidly as part of these cycles, our actual results may vary (and have varied in the past) from forecasted results. These variations can occur for any number of reasons, including, but not limited to, unexpected changes in the volume or timing of customer orders, product shipments or product acceptances; an inability to adjust our operations rapidly enough to adapt to changing business conditions; or a different than anticipated effective tax rate. The impact on our business of delays or cancellations of customer orders may be exacerbated by the short lead times that our customers expect between order placement and product shipment. This is because order delays and cancellations may lead not only to lower revenues, but also, due to the advance work we must do in anticipation of receiving a product order in order to meet the expected lead times, to significant inventory write-offs and manufacturing inefficiencies that decrease our gross margin. Any of these factors could materially and adversely affect our financial results for a particular quarter and could cause those results to differ materially from financial forecasts we have previously provided. We provide these forecasts with the intent of giving investors and analysts a better understanding of management's expectations for the future, but parties reviewing such forecasts must recognize that such forecasts are comprised of, and are themselves, forward-looking statements subject to the risks and uncertainties described in this Item 1A and elsewhere in this report and in our other public filings and public statements. If our operating or financial results for a particular period differ from our forecasts or the expectations of investment analysts, or if we revise our forecasts, the market price of our common stock could decline.
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
Our customer base, particularly in the semiconductor industry, historically has been, and is becoming increasingly, highly concentrated. In this environment, orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our sales. This increasing concentration exposes our business, financial condition and operating results to a number of risks, including the following:

•
The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year, which exposes our business and operating results to increased volatility tied to individual customers.

•
New orders from our foundry customers currently constitute a majority of our total orders. This concentration increases the impact that future business or technology changes within the foundry industry may have on our business, financial condition and operating results.

•
In a highly concentrated business environment, if a particular customer does not place an order, or if they delay or cancel orders, we may not be able to replace the business. Furthermore, because our products are configured to customer specifications, any changes, delays or cancellations of orders may result in significant, non-recoverable costs.

•
In recent years, our customer base has become increasingly consolidated due to corporate acquisitions and business closures. As a result of this consolidation, the customers that survive the consolidation represent a greater portion of our sales. Those surviving customers may have more aggressive policies regarding engaging alternative, second-source suppliers for the products we serve and, in addition, may seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. Any of these changes could negatively impact our prices, customer orders, revenues and gross margins.

•
Certain customers have undergone significant ownership changes, experienced management changes or have outsourced manufacturing activities, any of which may result in additional complexities in managing customer relationships and transactions.

•
The highly concentrated business environment also increases our exposure to risks related to the financial condition of each of our customers. For example, as a result of the challenging economic environment during fiscal year 2009, we were (and in some cases continue to be) exposed to additional risks related to the continued financial viability of certain of our customers. To the extent our customers experience liquidity issues in the future, we may be required to incur additional bad debt expense with respect to receivables owed to us by those customers. In addition, customers with liquidity issues may be forced to discontinue operations or may be acquired by one of our customers, and in either case such event would have the effect of further consolidating our customer base.

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
As of December 31, 2011, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended December 31, 2011 (1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2011 to October 31, 2011	546,657	$42.96	6,706,300
November 1, 2011 to November 30, 2011	434,200	$45.66	6,272,100
December 1, 2011 to December 31, 2011	415,100	$47.70	5,857,000
Total	1,395,957	$45.21
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.44	Executive Deferred Savings Plan (as amended November 2, 2011) *

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

*	Denotes a management contract, plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

January 26, 2012	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

January 26, 2012	/s/ MARK P. DENTINGER
(Date)	Mark P. Dentinger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 26, 2012	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.44	Executive Deferred Savings Plan (as amended November 2, 2011) *

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

*	Denotes a management contract, plan or arrangement.