Form 10-Q
period 2012-03-31
KLA TENCOR CORP
filed 2012-04-27
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
As of April 12, 2012, there were 167,327,833 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$763,913	$711,329
Marketable securities	1,605,825	1,327,206
Accounts receivable, net	638,375	583,270
Inventories	650,476	575,730
Deferred income taxes	203,382	331,397
Other current assets	125,356	147,078
Total current assets	3,987,327	3,676,010
Land, property and equipment, net	270,171	257,358
Goodwill	327,887	328,156
Purchased intangibles, net	62,897	85,902
Other non-current assets	284,922	328,095
Total assets	$4,933,204	$4,675,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,371	$142,945
Deferred system profit	183,698	192,338
Unearned revenue	57,353	44,264
Other current liabilities	491,933	499,314
Total current liabilities	872,355	878,861
Non-current liabilities:
Long-term debt	746,697	746,290
Income tax payable	41,801	78,337
Unearned revenue	34,916	34,905
Other non-current liabilities	78,670	76,235
Total liabilities	1,774,439	1,814,628
Commitments and contingencies (Note 12 and Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	1,091,504	1,010,659
Retained earnings	2,075,218	1,852,633
Accumulated other comprehensive income (loss)	(7,957)	(2,399)
Total stockholders’ equity	3,158,765	2,860,893
Total liabilities and stockholders’ equity	$4,933,204	$4,675,521

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands, except per share data)	2012	2011	2012	2011
Revenues:
Product	$701,179	$691,270	$1,852,094	$1,869,736
Service	139,342	142,789	427,385	412,992
Total revenues	840,521	834,059	2,279,479	2,282,728
Costs and operating expenses:
Costs of revenues	355,149	327,696	968,353	903,063
Engineering, research and development	110,102	95,617	334,227	285,234
Selling, general and administrative	90,996	98,967	278,873	278,170
Total costs and operating expenses	556,247	522,280	1,581,453	1,466,467
Income from operations	284,274	311,779	698,026	816,261
Interest income and other, net	3,264	3,150	10,870	193
Interest expense	13,505	13,409	40,694	40,431
Income before income taxes	274,033	301,520	668,202	776,023
Provision for income taxes	68,687	91,737	160,064	226,552
Net income	$205,346	$209,783	$508,138	$549,471
Net income per share:
Basic	$1.23	$1.25	$3.05	$3.29
Diluted	$1.21	$1.22	$2.99	$3.23
Cash dividends declared per share	$0.35	$0.25	$1.05	$0.75
Weighted average number of shares:
Basic	167,070	167,629	166,748	166,978
Diluted	170,146	171,313	170,023	169,974

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$508,138	$549,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,851	63,511
Asset impairment charges	1,378	7,385
Gain on sale of real estate assets	—	(1,372)
Non-cash stock-based compensation expense	61,056	62,491
Net gain on sale of marketable securities and other investments	(652)	(1,899)
Changes in assets and liabilities:
Increase in accounts receivable, net	(52,290)	(114,301)
Increase in inventories	(86,535)	(150,016)
Decrease (increase) in other assets	19,629	(71,109)
Increase (decrease) in accounts payable	(3,497)	33,674
Increase (decrease) in deferred system profit	(8,641)	25,306
Increase in other liabilities	160,874	130,223
Net cash provided by operating activities	668,311	533,364
Cash flows from investing activities:
Capital expenditures, net	(41,324)	(36,544)
Proceeds from sale of assets	2,228	18,185
Purchase of available-for-sale securities	(1,114,703)	(757,265)
Proceeds from sale and maturity of available-for-sale securities	823,423	536,718
Purchase of trading securities	(44,872)	(48,822)
Proceeds from sale of trading securities	45,468	67,084
Net cash used in investing activities	(329,780)	(220,644)
Cash flows from financing activities:
Issuance of common stock	123,738	106,648
Tax withholding payments related to vested and released restricted stock units	(29,838)	(22,075)
Common stock repurchases	(196,906)	(176,870)
Payment of dividends to stockholders	(175,085)	(125,536)
Net cash used in financing activities	(278,091)	(217,833)
Effect of exchange rate changes on cash and cash equivalents	(7,856)	13,953
Net increase in cash and cash equivalents	52,584	108,840
Cash and cash equivalents at beginning of period	711,329	529,918
Cash and cash equivalents at end of period	$763,913	$638,758
Supplemental cash flow disclosures:
Income taxes paid, net	$17,369	$196,988
Interest paid	$27,763	$26,743

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
The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2012.
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
Recent Accounting Pronouncements. In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update requiring enhanced disclosure about certain financial instruments and derivative instruments that are offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirement becomes effective retrospectively in the first quarter of the Company's fiscal year ending June 30, 2014. The Company does not expect that the requirement will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.
In September 2011, the FASB issued an accounting standard update intended to simplify testing goodwill for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company's fiscal year ending June 30, 2013, and early adoption is permitted. The Company elected to early adopt this accounting guidance at the beginning of the three months ended December 31, 2011 (see Note 5, “Goodwill and Purchased Intangible Assets,” for a detailed description).

In June 2011, the FASB issued an accounting standard update requiring an increase in the prominence of items reported in other comprehensive income. The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment also required presentation of adjustments for items that are reclassified from other comprehensive income in the statement where the components of net income and the components of other comprehensive income are presented, which was indefinitely deferred by the FASB in December 2011. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective during the first quarter of the Company's fiscal year ending June 30, 2013. Early adoption is permitted. The amendment will impact the presentation of the financial statements but will not have an impact on the Company's financial position, results of operations or cash flows.
In May 2011, the FASB issued an accounting standard update providing guidance on achieving a consistent definition of and common requirements for measurement of fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This amendment was effective prospectively for the Company's interim reporting period ended March 31, 2012. Early application is not permitted. The amendment did not have an impact on the Company's financial position, results of operations or cash flows.
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
All of the Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of March 31, 2012, because they were valued using quoted market prices, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market funds, U.S. Government agency securities and certain U.S. Treasury securities and sovereign securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
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
Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of March 31, 2012 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
U.S. Treasury securities	$1,900	$—	$1,900
U.S. Government agency securities	9,963	9,963	—
Corporate debt securities	31,999	—	31,999
Money market and other	551,568	551,568	—
Marketable securities:
U.S. Treasury securities	93,888	87,390	6,498
U.S. Government agency securities	551,790	551,790	—
Municipal securities	41,768	—	41,768
Corporate debt securities	840,124	—	840,124
Sovereign securities	33,897	11,861	22,036
Equity securities	1,943	1,943	—
Total cash equivalents and marketable securities(1)	2,158,840	1,214,515	944,325
Other current assets:
Derivative assets	4,149	—	4,149
Other non-current assets:
Executive Deferred Savings Plan:
Money market and other	1,974	1,974	—
Mutual funds	128,174	92,820	35,354
Executive Deferred Savings Plan total	130,148	94,794	35,354
Total financial assets(1)	$2,293,137	$1,309,309	$983,828
Other current liabilities:
Derivative liabilities	$(585)	$—	$(585)
Total financial liabilities	$(585)	$—	$(585)
________________
(1) Excludes cash of $141.2 million held in operating accounts and time deposits of $69.7 million as of March 31, 2012.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of June 30, 2011 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
U.S. Treasury securities	$4,400	$—	$4,400
U.S. Government agency securities	6,010	6,010	—
Corporate debt securities	21,982	—	21,982
Money market and other	481,770	481,770	—
Marketable securities:
U.S. Treasury securities	54,496	52,396	2,100
U.S. Government agency securities	314,173	314,173	—
Municipal securities	38,957	—	38,957
Corporate debt securities	853,403	—	853,403
Sovereign securities	32,086	14,696	17,390
Total cash equivalents and marketable securities(1)	1,807,277	869,045	938,232
Other current assets:
Derivative assets	1,970	—	1,970
Other non-current assets:
Executive Deferred Savings Plan:
Money market and other	1,806	1,806	—
Mutual funds	126,227	95,971	30,256
Executive Deferred Savings Plan total	128,033	97,777	30,256
Total financial assets(1)	$1,937,280	$966,822	$970,458
Other current liabilities:
Derivative liabilities	$(2,127)	$—	$(2,127)
Total financial liabilities	$(2,127)	$—	$(2,127)
________________
(1) Excludes cash of $165.9 million held in operating accounts and time deposits of $65.4 million as of June 30, 2011.
Changes in the Company’s Level 3 securities for the indicated periods were as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2012	2011	2012	2011
Beginning aggregate fair value of Level 3 securities	$—	$—	$—	$16,825
Net settlements	—	—	—	(16,825)
Ending aggregate fair value of Level 3 securities	$—	$—	$—	$—
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

NOTE 3 – BALANCE SHEET COMPONENTS

(In thousands)	As of March 31, 2012	As of June 30, 2011
Accounts receivable, net:
Accounts receivable, gross	$660,799	$605,376
Allowance for doubtful accounts	(22,424)	(22,106)
	$638,375	$583,270
Inventories:
Customer service parts	$195,231	$148,466
Raw materials	220,713	235,605
Work-in-process	178,086	131,804
Finished goods	56,446	59,855
	$650,476	$575,730
Other current assets:
Prepaid expenses	$50,615	$61,796
Income tax related receivables	45,116	59,774
Other current assets	29,625	25,508
	$125,356	$147,078
Land, property and equipment, net:
Land	$41,433	$41,956
Buildings and leasehold improvements	237,917	234,173
Machinery and equipment	444,904	447,772
Office furniture and fixtures	19,131	19,645
Construction in process	12,174	6,979
	755,559	750,525
Less: accumulated depreciation and amortization	(485,388)	(493,167)
	$270,171	$257,358
Other non-current assets:
Executive Deferred Savings Plan(1)	$130,148	$128,033
Deferred tax assets – long-term	130,849	173,788
Other	23,925	26,274
	$284,922	$328,095
Other current liabilities:
Warranty	$45,210	$41,528
Executive Deferred Savings Plan(1)	130,047	128,088
Compensation and benefits	154,519	186,761
Income taxes payable	11,647	16,364
Interest payable	21,706	8,769
Accrued litigation costs	920	4,824
Other accrued expenses	127,884	112,980
	$491,933	$499,314

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. As of March 31, 2012, the Company had a deferred compensation plan related asset and liability included as a component of other non-current assets and other current liabilities on its Condensed Consolidated Balance Sheet.

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of March 31, 2012 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$95,693	$140	$(45)	$95,788
U.S. Government agency securities	561,286	777	(310)	561,753
Municipal securities	41,623	150	(5)	41,768
Corporate debt securities	868,270	4,366	(513)	872,123
Money market and other	551,568	—	—	551,568
Sovereign securities	33,789	110	(2)	33,897
Equity securities	1,927	16	—	1,943
Subtotal	2,154,156	5,559	(875)	2,158,840
Add: Time deposits(1)	69,663	—	—	69,663
Less: Cash equivalents	622,678	—	—	622,678
Marketable securities	$1,601,141	$5,559	$(875)	$1,605,825

As of June 30, 2011 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$58,754	$165	$(23)	$58,896
U.S. Government agency securities	319,375	931	(123)	320,183
Municipal securities	38,688	275	(6)	38,957
Corporate debt securities	870,591	5,162	(368)	875,385
Money market and other	481,770	—	—	481,770
Sovereign securities	31,932	179	(25)	32,086
Subtotal	1,801,110	6,712	(545)	1,807,277
Add: Time deposits(1)	65,402	—	—	65,402
Less: Cash equivalents	545,475	—	(2)	545,473
Marketable securities	$1,321,037	$6,712	$(543)	$1,327,206
________________

(1)	Time deposits excluded from fair value measurements.

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

As of March 31, 2012 (In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$39,027	$(45)
U.S. Government agency securities	196,537	(310)
Municipal securities	6,747	(5)
Corporate debt securities	230,504	(513)
Sovereign securities	6,027	(2)
Total	$478,842	$(875)
__________________

(1)	Of the total gross unrealized losses, there were no amounts that, as of March 31, 2012, had been in a continuous loss position for 12 months or more.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company's Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of March 31, 2012 (In thousands)	Amortized Cost	Fair Value
Due within one year	$369,877	$371,080
Due after one year through three years	1,231,264	1,234,745
	$1,601,141	$1,605,825
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized gains on the Company's investments for the three months ended March 31, 2012 and 2011 were $0.1 million and $0.4 million, respectively. Net realized gains on the Company's investments for the nine months ended March 31, 2012 and 2011 were $0.7 million and $1.9 million, respectively.
NOTE 5 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balances as of the dates indicated below:

(In thousands)	As of March 31, 2012	As of June 30, 2011
Gross goodwill balance	$604,473	$604,742
Accumulated impairment losses	(276,586)	(276,586)
Net goodwill balance	$327,887	$328,156
The changes in the gross goodwill balance since June 30, 2011 resulted primarily from foreign currency translation adjustments.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In September 2011, the FASB amended its guidance to simplify testing goodwill for impairment, allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.
The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2011 during the three months ended December 31, 2011 and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. As of December 31, 2011 and 2010, the Company's assessment indicated that goodwill in the reporting units was not impaired. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the second quarter of the fiscal year ending June 30, 2012. The next annual assessment of the goodwill by reporting unit will be performed in the second quarter of the fiscal year ending June 30, 2013.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of March 31, 2012			As of June 30, 2011
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$134,561	$106,568	$27,993	$134,561	$94,172	$40,389
Patents	6-13 years	57,648	45,372	12,276	57,648	40,591	17,057
Trade name/Trademark	4-10 years	19,893	14,053	5,840	19,893	12,907	6,986
Customer relationships	6-7 years	54,823	38,035	16,788	54,823	33,565	21,258
Other	0-1 year	16,200	16,200	—	16,200	15,988	212
Total		$283,125	$220,228	$62,897	$283,125	$197,223	$85,902
For the three months ended March 31, 2012 and 2011, amortization expense for other intangible assets was $7.3 million and $8.0 million, respectively. For the nine months ended March 31, 2012 and 2011, amortization expense for other intangible assets was $23.0 million and $24.9 million, respectively. Based on the intangible assets recorded as of March 31, 2012, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2012 (remaining 3 months)	$7,267
2013	20,914
2014	15,537
2015	12,771
2016	5,582
2017 and thereafter	826
Total	$62,897

NOTE 6 – LONG-TERM DEBT
In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as of March 31, 2012.
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
Based on the trading prices of the debt on the applicable dates, the fair value of the debt as of March 31, 2012 and June 30, 2011 was $892.5 million and $863.5 million, respectively.
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
The following table summarizes the combined activity under the Company's equity incentive plans for the indicated period:

(In thousands)	Available For Grant
Balances as of June 30, 2011(1)	11,554
Restricted stock units granted(2)(3)	(4,080)
Restricted stock units canceled(2)	420
Options canceled/expired/forfeited	755
Plan shares expired(4)	(705)
Balances as of March 31, 2012(1)	7,944
__________________

(1)
Includes shares available for issuance under the 2004 Plan, as well as under the Company’s 1998 Outside Director Option Plan (the “Outside Director Plan”), which only permits the issuance of stock options to the Company’s non-employee members of the Board of Directors. As of March 31, 2012, 1.7 million shares were available for grant under the Outside Director Plan.

(2)	The number of restricted stock units provided in this row reflects the application of the 1.8x multiple described above.

(3)
Includes 0.2 million restricted stock units granted to senior management during the nine months ended March 31, 2012 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of March 31, 2012, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based and service-based criteria are fully satisfied.

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

Except for stock options granted to non-employee Board members as part of their regular compensation package for service through the end of the first quarter of fiscal year 2008, the Company has granted only restricted stock units under its equity incentive program since September 2006. For the preceding several years until September 30, 2006, stock options were granted at the market price of the Company’s common stock on the date of grant (except for the previously disclosed retroactively priced options which were granted primarily prior to the fiscal year ended June 30, 2002), generally with a vesting period of five years and an exercise period not to exceed seven years (ten years for options granted prior to July 1, 2005) from the date of issuance. Restricted stock units may be granted with varying criteria such as service-based and/or performance-based vesting.
The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes valuation model for purchase rights under the Company’s Employee Stock Purchase Plan and using the closing price of the Company’s common stock on the grant date for restricted stock units.
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2012	2011	2012	2011
Stock-based compensation expense by:
Costs of revenues	$3,194	$2,990	$10,703	$10,597
Engineering, research and development	4,995	5,568	16,572	19,000
Selling, general and administrative	12,725	10,289	33,781	32,894
Total stock-based compensation expense	$20,914	$18,847	$61,056	$62,491
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of March 31, 2012	As of June 30, 2011
Inventory	$7,648	$6,701
Stock Options
The following table summarizes the activity and weighted-average exercise price for stock options under all plans during the nine months ended March 31, 2012:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2011	7,675	$45.38
Granted	—	$—
Exercised	(2,735)	$42.27
Canceled/expired/forfeited	(755)	$46.89
Outstanding stock options as of March 31, 2012	4,185	$47.18
Vested and exercisable as of March 31, 2012	4,183	$47.18
The Company has not issued any stock options since November 1, 2007. The weighted-average remaining contractual terms for total options outstanding under all plans, and for total options vested and exercisable under all plans, as of March 31, 2012 were each 1.67 years. The aggregate intrinsic values for total options outstanding under all plans, and for total options vested and exercisable under all plans, as of March 31, 2012 were each $32.0 million.

The authoritative guidance on stock-based compensation permits companies to select the option-pricing model used to estimate the fair value of their stock-based compensation awards. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected life and the expected price volatility of the underlying stock. For purposes of the fair value estimates presented in this report, the Company has based its expected stock price volatility assumption on the market-based implied volatility from traded options of the Company’s common stock. As of March 31, 2012, the unrecognized stock-based compensation balance related to stock options was immaterial.
The following table shows the total intrinsic value of options exercised, total cash received from employees and non-employee Board members as a result of stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2012	2011	2012	2011
Total intrinsic value of options exercised	$13,690	$15,244	$20,259	$18,533
Total cash received from employees and non-employee Board members as a result of stock option exercises	$74,640	$74,926	$104,543	$90,473
Tax benefits realized in connection with these exercises	$4,619	$5,290	$6,782	$6,742
The Company generally settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.
Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the nine months ended March 31, 2012 and restricted stock units outstanding as of March 31, 2012 and June 30, 2011:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2011	6,540	$33.56
Granted(2)	2,267	$36.39
Vested and released	(1,403)	$39.67
Withheld for taxes	(714)	$39.68
Forfeited	(233)	$32.37
Outstanding restricted stock units as of March 31, 2012(2)	6,457	$32.59
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. Under the terms of the 2004 Plan, each of the share numbers presented in this column is multiplied by 1.8 to calculate the impact on the share reserve under the 2004 Plan.

(2)
Includes 0.2 million restricted stock units granted to senior management during the nine months ended March 31, 2012 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of March 31, 2012, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units, if all applicable performance-based and service-based criteria are fully satisfied.

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

The following table shows the grant date fair value after estimated forfeitures and weighted-average grant date fair value per unit for the restricted stock units granted and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Grant date fair value after estimated forfeitures	$2,013	$1,820	$58,789	$44,069
Weighted-average grant date fair value per unit	$51.32	$46.17	$36.39	$30.90
Tax benefits realized in connection with vested and released restricted stock units	$326	$1,075	$28,562	$23,414
As of March 31, 2012, the unrecognized stock-based compensation expense balance, net of estimated forfeitures, related to restricted stock units was $115.4 million and will be recognized over an estimated weighted-average amortization period of 2.3 years.
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
The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Stock purchase plan:
Expected stock price volatility	39.3%	35.0%	36.0%	38.0%
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Dividend yield	3.0%	2.6%	3.2%	3.1%
Expected life of options (in years)	0.50	0.50	0.50	0.50
 The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Total cash received from employees for the issuance of shares under the ESPP	$—	$—	$19,195	$16,175
Number of shares purchased by employees through the ESPP	—	—	545	701
Tax benefits realized in connection with the disqualifying dispositions of shares purchased under the ESPP	$1,289	$1,699	$2,132	$2,170
Weighted-average fair value per share based on Black-Scholes model	$11.26	$8.86	$10.07	$7.38

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. During the fiscal year ended June 30, 2011, a total of 2.0 million additional shares were reserved under the ESPP. To date, no additional shares have been reserved under the ESPP with respect to the fiscal year ending June 30, 2012. As of March 31, 2012, a total of 2.9 million shares were reserved and available for issuance under the ESPP.
NOTE 8 – STOCK REPURCHASE PROGRAM
Since July 1997, the Board of Directors has authorized the Company to systematically repurchase in the open market up to 72.8 million shares of its common stock under a repurchase program, including 10.0 million shares authorized in February 2011. This program was put into place to reduce the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, and to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. As of March 31, 2012, 4.6 million shares were available for repurchase under the Company’s repurchase program.
Share repurchases for the indicated periods (based on the settlement date of the applicable repurchase) were as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2012	2011	2012	2011
Number of shares of common stock repurchased	1,341	1,286	4,510	4,817
Total cost of repurchases	$66,934	$57,810	$196,906	$175,071

NOTE 9 – NET INCOME PER SHARE
Basic net income per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by using the weighted-average number of common shares outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the shares of common stock underlying the Company’s outstanding dilutive stock options and restricted stock units had been issued. The dilutive effect of outstanding options and restricted stock units is reflected in diluted net income per share by application of the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that is to be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Numerator:
Net income	$205,346	$209,783	$508,138	$549,471
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	167,070	167,629	166,748	166,978
Effect of dilutive options and restricted stock units	3,076	3,684	3,275	2,996
Weighted-average shares-diluted	170,146	171,313	170,023	169,974
Basic net income per share	$1.23	$1.25	$3.05	$3.29
Diluted net income per share	$1.21	$1.22	$2.99	$3.23
Anti-dilutive securities excluded from the computation of diluted net income per share	1,906	4,660	4,024	8,355

The total amount of dividends paid during the three months ended March 31, 2012 and 2011 was $58.5 million and $41.9 million, respectively. The total amount of dividends paid during the nine months ended March 31, 2012 and 2011 was $175.1 million and $125.5 million, respectively.
NOTE 10 – COMPREHENSIVE INCOME
The components of comprehensive income, net of tax, were as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2012	2011	2012	2011
Net income	$205,346	$209,783	$508,138	$549,471
Other comprehensive income (loss):
Currency translation adjustments	67	4,711	(6,259)	22,689
Gains on cash flow hedging instruments	1,525	1,010	1,208	1,210
Change in unrecognized losses and transition obligation related to pension and post-retirement plans	114	93	354	265
Unrealized gains (losses) on investments	1,050	(953)	(861)	(1,382)
Other comprehensive income (loss)	2,756	4,861	(5,558)	22,782
Total comprehensive income	$208,102	$214,644	$502,580	$572,253
NOTE 11 – INCOME TAXES
The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Income before income taxes	$274,033	$301,520	$668,202	$776,023
Provision for income taxes	$68,687	$91,737	$160,064	$226,552
Effective tax rate	25.1%	30.4%	24.0%	29.2%
The Company’s estimated annual effective tax rate for the fiscal year ending June 30, 2012 is approximately 24.0%.
The difference between the actual effective tax rate of 25.1% during the quarter and the estimated annual effective tax rate of 24.0% is primarily due to the tax impact of the following items during the three months ended March 31, 2012:

•
Tax expense was increased by $5.7 million due to shortfalls from employee stock activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes.

•	Tax expense was decreased by $3.4 million due to a non-taxable increase in the value of the assets held within the Company’s Executive Deferred Savings Plan.

Tax expense was lower as a percentage of income during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to:

•
A decrease in tax expense of $5.0 million during the three months ended March 31, 2012 related to state income taxes as a result of the adoption of California budget legislation, signed on February 20, 2009, which allows a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011;

•
A decrease in tax expense of $13.0 million during the three months ended March 31, 2012 related to an increase in the proportion of the Company's earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate; and

•
A decrease in tax expense of $2.7 million during the three months ended March 31, 2012 related to shortfalls from employee stock activity. The Company incurred a tax expense of $5.7 million due to shortfalls from employee stock activity during the three months ended March 31, 2012 compared to a tax expense of $8.4 million due to shortfalls from employee stock activity during the three months ended March 31, 2011; partially offset by

•
An increase in tax expense of $4.5 million during the three months ended March 31, 2012 related to a decrease in the domestic manufacturing deduction as a result of a change in the timing of when revenue is recognized for federal income tax purposes.

Tax expense was lower as a percentage of income during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 primarily due to:

•
A tax benefit of $18.3 million recognized during the nine months ended March 31, 2012 resulting from a decrease in the Company's unrecognized tax benefits due to the settlement of a U.S. federal income tax examination;

•	A tax benefit of $18.0 million recognized during the nine months ended March 31, 2012 resulting from a decrease in reserves for uncertain tax positions taken in prior years;

•
A decrease in tax expense of $12.2 million during the nine months ended March 31, 2012 related to state income taxes as a result of the adoption of California budget legislation, signed on February 20, 2009, which allows a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011; and

•
A decrease in tax expense of $31.8 million during the nine months ended March 31, 2012 related to an increase in the proportion of the Company's earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate; partially offset by

•	An increase in tax expense of $23.6 million during the nine months ended March 31, 2012 related to a migration of a portion of the Company's manufacturing to Singapore;

•
An increase in tax expense of $7.4 million during the nine months ended March 31, 2012 related to a non-deductible decrease in the value of the assets held within the Company's Executive Deferred Savings Plan. The Company incurred a tax benefit of $1.0 million due to a non-taxable increase in the value of the assets held within the Company's Executive Deferred Savings Plan during the nine months ended March 31, 2012 compared to a tax benefit of $8.4 million due to a non-taxable increase in the value of the assets held within the Company's Executive Deferred Savings Plan during the nine months ended March 31, 2011; and

•
An increase in tax expense of $12.6 million during the nine months ended March 31, 2012 related to a decrease in the domestic manufacturing deduction as a result of a change in the timing of when revenue is recognized for federal income tax purposes.

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
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Factoring. KLA-Tencor has agreements (referred to as "factoring agreements") with financial institutions to sell certain of its trade receivables and promissory notes from customers without recourse. The Company does not believe it is at risk for any material losses as a result of these agreements. In addition, the Company periodically sells certain letters of credit (“LCs”), without recourse, received from customers in payment for goods.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2012	2011	2012	2011
Receivables sold under factoring agreements	$71,897	$50,417	$322,227	$207,028
Proceeds from sales of LCs	$9,500	$9,900	$14,010	$94,163
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.

Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.3 million and $2.1 million for the three months ended March 31, 2012 and 2011, respectively. Rent expense was $6.8 million and $6.3 million for the nine months ended March 31, 2012 and 2011, respectively.

The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2012 (remaining 3 months)	$2,134
2013	7,509
2014	4,776
2015	2,441
2016	2,216
2017 and thereafter	3,432
Total minimum lease payments	$22,508
Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $339.3 million as of March 31, 2012 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
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
The following table provides the changes in the product warranty accrual for the indicated periods:

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Beginning balance	$43,476	$30,892	$41,528	$21,109
Accruals for warranties issued during the period	13,615	11,859	35,017	33,651
Changes in liability related to pre-existing warranties	796	1,229	3,726	80
Settlements made during the period	(12,677)	(6,754)	(35,061)	(17,614)
Ending balance	$45,210	$37,226	$45,210	$37,226
The Company maintains guarantee arrangements available through various financial institutions for up to $19.9 million, of which $18.1 million had been issued as of March 31, 2012, primarily to fund guarantees to customs authorities for value-added tax ("VAT") and other operating requirements of the Company’s subsidiaries in Europe and Asia.

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
Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees with respect to certain litigation matters and investigations that arise in connection with their service to the Company. These obligations arise under the terms of the Company's certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters.
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
KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets. As a result, KLA-Tencor is exposed to risks relating to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts and option contracts to hedge against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions, such as the Japanese yen, the euro and the Israeli new shekel. KLA-Tencor does not use derivative financial instruments for speculative or trading purposes. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. These currency forward exchange contracts and options, designated as cash flow hedges, generally have maturities of less than 18 months. Cash flow hedges are evaluated for effectiveness monthly, based on changes in total fair value of the derivatives. If a financial counterparty to any of the Company’s hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience material losses.
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

Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the indicated periods are as follows:

		Three months ended March 31,		Nine months ended March 31,
(In thousands)	Location in Financial Statements	2012	2011	2012	2011
Derivatives designated as hedging instruments
Gains in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$2,269	$1,318	$852	$78
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$122	$(696)	$(851)	$(2,023)
	Costs of revenues	(220)	(14)	(172)	156
	Total losses reclassified from accumulated OCI into income (effective portion)	$(98)	$(710)	$(1,023)	$(1,867)
Gains recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Interest income and other, net	$77	$76	$175	$223
Derivatives not designated as hedging instruments
Gains (losses) recognized in income	Interest income and other, net	$5,605	$2,164	$(6,205)	$295
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, as of the dates indicated below was as follows:

(In thousands)	As of March 31, 2012	As of June 30, 2011
Cash flow hedge contracts
Purchase	$12,102	$3,381
Sell	$48,478	$30,133
Other foreign currency hedge contracts
Purchase	$74,492	$174,499
Sell	$88,707	$216,738

The location and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2012	As of June 30, 2011	Balance Sheet Location	As of March 31, 2012	As of June 30, 2011
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$2,097	$145	Other current liabilities	$74	$475
Total derivatives designated as hedging instruments		$2,097	$145		$74	$475
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$2,052	$1,825	Other current liabilities	$511	$1,652
Total derivatives not designated as hedging instruments		$2,052	$1,825		$511	$1,652
Total derivatives		$4,149	$1,970		$585	$2,127
The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2012	2011	2012	2011
Beginning balance	$(480)	$(2,077)	$12	$(1,994)
Amount reclassified to income	98	710	1,023	1,867
Net change	2,269	1,318	852	78
Ending balance	$1,887	$(49)	$1,887	$(49)
NOTE 15 – RELATED PARTY TRANSACTIONS
During the three and nine months ended March 31, 2012 and 2011, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member, including JDS Uniphase Corporation, Cisco Systems, Inc. and Avago Technologies Ltd. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

(In thousands)	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Total revenues	$3,287	$126	$3,412	$373
Total purchases	$2,351	$1,762	$6,622	$4,567

The Company's receivable balance from these parties was $1.6 million and $0.2 million as of March 31, 2012 and June 30, 2011, respectively. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
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
The following is a summary of revenues by geographic region for the indicated periods (as a percentage of total revenues):

	Three months ended March 31,				Nine months ended March 31,
(Dollar amounts in thousands)	2012		2011		2012		2011
Revenues:
United States	$185,195	22%	$253,347	30%	$543,922	24%	$489,709	21%
Taiwan	209,772	25%	264,137	32%	602,076	26%	685,759	30%
Japan	92,370	11%	78,631	9%	337,506	15%	232,332	10%
Europe & Israel	89,116	11%	72,082	9%	251,382	11%	171,820	8%
Korea	198,374	24%	58,705	7%	339,951	15%	343,949	15%
Rest of Asia	65,694	7%	107,157	13%	204,642	9%	359,159	16%
Total	$840,521	100%	$834,059	100%	$2,279,479	100%	$2,282,728	100%

The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended March 31,				Nine months ended March 31,
(Dollar amounts in thousands)	2012		2011		2012		2011
Revenues:
Defect inspection	$474,164	56%	$563,193	68%	$1,261,259	55%	$1,479,666	65%
Metrology	185,332	22%	123,563	14%	499,090	22%	347,158	15%
Service	139,343	17%	142,789	17%	427,386	19%	412,992	18%
Other	41,682	5%	4,514	1%	91,744	4%	42,912	2%
Total	$840,521	100%	$834,059	100%	$2,279,479	100%	$2,282,728	100%
Three customers each accounted for greater than 10% of total revenues for the three and nine months ended March 31, 2012. Three customers accounted for greater than 10% of total revenues for the three months ended March 31, 2011. Two customers accounted for greater than 10% of total revenues for the nine months ended March 31, 2011. Three customers accounted for greater than 10% of net accounts receivable as of March 31, 2012. Two customers accounted for greater than 10% of net accounts receivable as of June 30, 2011.
Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of March 31, 2012	As of June 30, 2011
Long-lived assets:
United States	$206,722	$202,520
Taiwan	761	803
Japan	3,590	4,256
Europe & Israel	81,032	90,163
Korea	2,586	2,804
Rest of Asia	47,814	53,106
Total	$342,505	$353,652

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations; orders for our products and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers (and, in particular, the percentage of spending that our customers allocate to process control); growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; the future of our product shipments and our product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; our ability to successfully maintain cost discipline; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.
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
The growing use of increasingly sophisticated semiconductor devices in communications, consumer electronics, data processing, and automotive and aerospace products, combined with a somewhat improved economic environment, particularly in Asia, have caused many of our customers to invest in additional semiconductor manufacturing capabilities and capacity. These investments have included process control and yield management equipment and services, which have had a significant favorable impact on our revenues.
During the three months ended March 31, 2012, our revenues and earnings increased compared to the prior quarter as we responded to meet the high level of customer demand for our products. During the quarter ended March 31, 2012, our customers continued to maintain the prior quarter's elevated levels of process control equipment orders, and we expect our revenues and earnings to remain strong in the next quarter as we increase deliveries to meet customer demand for our products. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications, as well as to reduce cost. We expect that this in turn will drive long-term increased adoption of process control equipment and services that reduce semiconductor defectivity and improve manufacturing yields, reinforcing the longer-term growth drivers in our industry.
The following table sets forth some of the key quarterly unaudited financial information that we use to manage our business:

(In thousands, except net income per share)	Three months ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Total revenues	$840,521	$642,482	$796,476	$892,439	$834,059	$766,327	$682,342
Total costs and operating expenses	$556,247	$483,019	$542,187	$548,370	$522,280	$497,461	$446,726
Gross margin	$485,372	$369,627	$456,127	$536,259	$506,363	$454,929	$418,373
Income from operations	$284,274	$159,463	$254,289	$344,069	$311,779	$268,866	$235,616
Net income	$205,346	$110,797	$191,995	$245,017	$209,783	$185,492	$154,196
Net income per share:
Basic (1)	$1.23	$0.67	$1.15	$1.46	$1.25	$1.11	$0.92
Diluted (1)	$1.21	$0.66	$1.13	$1.43	$1.22	$1.09	$0.91
__________________

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted per share information may not equal annual (or other multiple-quarter calculations of) basic and diluted earnings per share.

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
There were no significant changes in our critical accounting estimates and policies during the three months ended March 31, 2012. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2011 for a more complete discussion of our critical accounting policies and estimates.
Valuation of Goodwill and Intangible Assets
We performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2011 during the three months ended December 31, 2011 and concluded that there was no impairment. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying amount of goodwill in any reporting unit may not be recoverable. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the assets' carrying amount may not be recoverable.
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
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update requiring enhanced disclosure about certain financial instruments and derivative instruments that are offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirement becomes effective retrospectively in the first quarter of our fiscal year ending June 30, 2014. We do not expect that the requirement will have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.
In September 2011, the FASB issued an accounting standard update intended to simplify testing goodwill for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment becomes effective for annual and interim goodwill impairment tests performed for our fiscal year ending June 30, 2013, and early adoption is permitted. We elected to early adopt this accounting guidance at the beginning of the three months ended December 31, 2011 (see Note 5, “Goodwill and Purchased Intangible Assets,” to the Condensed Consolidated Financial Statements for a detailed description).
In June 2011, the FASB issued an accounting standard update requiring an increase in the prominence of items reported in other comprehensive income. The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment also required presentation of adjustments for items that are reclassified from other comprehensive income in the statement where the components of net income and the components of other comprehensive income are presented, which was indefinitely deferred by the FASB in December 2011. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) becomes effective during the first quarter of our fiscal year ending June 30, 2013. Early adoption is permitted. The amendment will impact the presentation of the financial statements but will not have an impact on our financial position, results of operations or cash flows.
In May 2011, the FASB issued an accounting standard update providing guidance on achieving a consistent definition of and common requirements for measurement of fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This amendment was effective prospectively for our interim reporting period ended March 31, 2012. Early application is not permitted. The amendment did not have an impact on our financial position, results of operations or cash flows.

RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	March 31, 2012	December 31, 2011	March 31, 2011	Q3 FY12 vs. Q2 FY12		Q3 FY12 vs. Q3 FY11
Revenues:
Product	$701,179	$500,659	$691,270	$200,520	40%	$9,909	1%
Service	139,342	141,823	142,789	(2,481)	(2)%	(3,447)	(2)%
Total revenues	$840,521	$642,482	$834,059	$198,039	31%	$6,462	1%
Costs of revenues	$355,149	$272,855	$327,696	$82,294	30%	$27,453	8%
Gross margin percentage	58%	58%	61%

	Nine months ended March 31,
(Dollar amounts in thousands)	2012	2011	Q3 FY12 YTD vs. Q3 FY11 YTD
Revenues:
Product	$1,852,094	$1,869,736	$(17,642)	(1)%
Service	427,385	412,992	14,393	3%
Total revenues	$2,279,479	$2,282,728	$(3,249)	—%
Costs of revenues	$968,353	$903,063	$65,290	7%
Gross margin percentage	58%	60%
Product revenues
Our business is cyclical with respect to the capital equipment procurement practices of semiconductor manufacturers, with revenues impacted by the investment patterns of such manufacturers.
Product revenues increased during the three months ended March 31, 2012 compared to the three months ended December 31, 2011 due to a resurgence in overall industry demand and customer orders in the three months ended December 31, 2011 for process control equipment, as compared to the prior quarter. That increase in orders was primarily a result of increased demand in the semiconductor electronics end-market, and, during the three months ended March 31, 2012, we were able to recognize revenue on many of those sales. Product revenues were substantially flat (increasing by 1%) during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, as both quarters benefited from high levels of orders in the preceding quarter fueled by similar end-market demand trends.
Product revenues were substantially flat (decreasing by 1%) during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011. Each of those nine-month periods was similarly highlighted by increased volumes of shipment and installation of our products to satisfy customer demand for process control equipment, primarily driven by high demand in the semiconductor electronics end-market.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems. Service revenues during the three months ended March 31, 2012 slightly decreased compared to the three months ended December 31, 2011 and March 31, 2011 as a result of a lower amount of billable time and materials.

Service revenues increased during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 as a result of an increase in the number of post-warranty systems installed at our customers' sites, as well as service work completed in the three months ended September 30, 2011 to assist our customers in Japan as their operations recovered from the effects of the 2011 Tohoku earthquake and tsunami.
Revenues by region
Revenues by region for the periods indicated were as follows:

(Dollar amounts in thousands)	Three months ended
	March 31, 2012		December 31, 2011		March 31, 2011
United States	$185,195	22%	$160,484	25%	$253,347	30%
Taiwan	209,772	25%	169,015	26%	264,137	32%
Japan	92,370	11%	110,321	17%	78,631	9%
Europe & Israel	89,116	11%	69,270	11%	72,082	9%
Korea	198,374	24%	61,979	10%	58,705	7%
Rest of Asia	65,694	7%	71,413	11%	107,157	13%
Total	$840,521	100%	$642,482	100%	$834,059	100%
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
The following tables summarize the major factors that contributed to the changes in gross margin percentage for the periods indicated:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended	Nine months ended
December 31, 2011	57.5%	March 31, 2011	60.7%	60.4%
Revenue volume of products and service	1.4%	Revenue volume of products and service	0.4%	(0.6)%
Mix of products and services sold	(3.0)%	Mix of products and services sold	(2.7)%	(0.2)%
Manufacturing labor, overhead and efficiencies	1.3%	Manufacturing labor, overhead and efficiencies	0.1%	(0.3)%
Other service and manufacturing costs	0.5%	Other service and manufacturing costs	(0.8)%	(1.8)%
March 31, 2012	57.7%	March 31, 2012	57.7%	57.5%

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
Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	March 31, 2012	December 31, 2011	March 31, 2011	Q3 FY12 vs. Q2 FY12		Q3 FY12 vs. Q3 FY11
R&D expenses	$110,102	$116,363	$95,617	$(6,261)	(5)%	$14,485	15%
R&D expenses as a percentage of total revenues	13%	18%	11%

(Dollar amounts in thousands)	Nine months ended March 31,
	2012	2011	Q3 FY12 YTD vs. Q3 FY11 YTD
R&D expenses	$334,227	$285,234	$48,993	17%
R&D expenses as a percentage of total revenues	15%	12%
R&D expenses during the three months ended March 31, 2012 decreased compared to the three months ended December 31, 2011, primarily due to a decrease in engineering material costs of $8.6 million, as some of the program development related to our next-generation products entered into the production phase, partially offset by a decrease of $2.4 million in benefit to R&D expense from external funding.
R&D expenses during the three months ended March 31, 2012 increased compared to the three months ended March 31, 2011, primarily due to an increase in employee-related expenses of $6.1 million as a result of additional engineering headcount, an increase in depreciation of fixed assets of $1.4 million and a decrease in external R&D funding of $6.0 million.
R&D expenses during the nine months ended March 31, 2012 increased compared to the nine months ended March 31, 2011, primarily due to an increase in employee-related expenses of $22.1 million as a result of additional engineering headcount, an increase in engineering material costs of $14.5 million, an increase in depreciation of fixed assets of $3.7 million and a decrease in external R&D funding of $5.8 million.
R&D expenses include the benefit of $0.4 million, $2.8 million and $6.4 million of external funding received during the three months ended March 31, 2012, December 31, 2011 and March 31, 2011, respectively, for certain strategic development programs from government grants.
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

Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	March 31, 2012	December 31, 2011	March 31, 2011	Q3 FY12 vs. Q2 FY12		Q3 FY12 vs. Q3 FY11
SG&A expenses	$90,996	$93,801	$98,967	$(2,805)	(3)%	$(7,971)	(8)%
SG&A expenses as a percentage of total revenues	11%	15%	12%

	Nine months ended March 31,
(Dollar amounts in thousands)	2012	2011	Q3 FY12 YTD vs. Q3 FY11 YTD
SG&A expenses	$278,873	$278,170	$703	—%
SG&A expenses as a percentage of total revenues	12%	12%
SG&A expenses during the three months ended March 31, 2012 decreased compared to the three months ended December 31, 2011, primarily due to a decrease of $3.6 million in legal expenses, reflecting the resolution of certain litigation matters during the three months ended March 31, 2012, partially offset by an increase in employee-related expenses of $1.0 million, primarily driven by higher stock-based compensation expense and higher headcount.
SG&A expenses during the three months ended March 31, 2012 decreased compared to the three months ended March 31, 2011, primarily due to a decrease of $5.4 million in legal expenses, reflecting the resolution of certain litigation matters during the three months ended March 31, 2012, and a decrease in employee-related expenses of $5.3 million primarily as a result of lower variable compensation, partially offset by an increase in consulting expenses of $1.1 million.
SG&A expenses during the nine months ended March 31, 2012 were substantially flat compared to the nine months ended March 31, 2011. Legal expenses decreased by $4.3 million, reflecting the resolution of certain litigation matters during the three months ended March 31, 2012, and employee-related expenses decreased by $4.7 million primarily as a result of lower variable compensation, while expenses related to infrastructure increased by $5.1 million primarily to support current and anticipated business activities and consulting expenses increased by $1.8 million.
Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	March 31, 2012	December 31, 2011	March 31, 2011
Interest income and other, net	$3,264	$740	$3,150
Interest expense	$13,505	$13,296	$13,409
Interest income and other, net as a percentage of total revenues	—%	—%	—%
Interest expense as a percentage of total revenues	2%	2%	2%

(Dollar amounts in thousands)	Nine months ended March 31,
	2012	2011
Interest income and other, net	$10,870	$193
Interest expense	$40,694	$40,431
Interest income and other, net as a percentage of total revenues	—%	—%
Interest expense as a percentage of total revenues	2%	2%

Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, gains or losses from revaluation of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, and impairments associated with equity investments in privately-held companies. The increase in interest income and other, net during the three months ended March 31, 2012 compared to the three months ended December 31, 2011 was primarily due to an impairment charge of $1.4 million recorded during the three months ended December 31, 2011 for equity investments in privately-held companies and a decrease in foreign exchange related expenses of $0.9 million recorded during the three months ended March 31, 2012. Interest income and other, net during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 remained essentially flat. The increase in interest income and other, net during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 was primarily due to a decrease of $4.5 million in accrued interest and penalties on uncertain tax positions and a decrease of $5.8 million in impairment charges related to equity investments in privately-held companies.
Interest expense is primarily attributable to the $750 million aggregate principal amount of senior fixed rate notes that we issued in the fourth quarter of the fiscal year ended June 30, 2008.
Provision for Income Taxes
The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Income before income taxes	$274,033	$301,520	$668,202	$776,023
Provision for income taxes	$68,687	$91,737	$160,064	$226,552
Effective tax rate	25.1%	30.4%	24.0%	29.2%
Our estimated annual effective tax rate for the fiscal year ending June 30, 2012 is approximately 24.0%.
The difference between the actual effective tax rate of 25.1% during the quarter and the estimated annual effective tax rate of 24.0% is primarily due to the tax impact of the following items during the three months ended March 31, 2012:

•
Tax expense was increased by $5.7 million due to shortfalls from employee stock activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes.

•	Tax expense was decreased by $3.4 million due to a non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan.
Tax expense was lower as a percentage of income during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to:

•
A decrease in tax expense of $5.0 million during the three months ended March 31, 2012 related to state income taxes as a result of the adoption of California budget legislation, signed on February 20, 2009, which allows a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011;

•
A decrease in tax expense of $13.0 million during the three months ended March 31, 2012 related to an increase in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate; and

•
A decrease in tax expense of $2.7 million during the three months ended March 31, 2012 related to shortfalls from employee stock activity. We incurred a tax expense of $5.7 million due to shortfalls from employee stock activity during the three months ended March 31, 2012 compared to a tax expense of $8.4 million due to shortfalls from employee stock activity during the three months ended March 31, 2011; partially offset by

•
An increase in tax expense of $4.5 million during the three months ended March 31, 2012 related to a decrease in the domestic manufacturing deduction as a result of a change in the timing of when revenue is recognized for federal income tax purposes.

Tax expense was lower as a percentage of income during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 primarily due to:

•
A tax benefit of $18.3 million recognized during the nine months ended March 31, 2012 resulting from a decrease in our unrecognized tax benefits due to the settlement of a U.S. federal income tax examination;

•	A tax benefit of $18.0 million recognized during the nine months ended March 31, 2012 resulting from a decrease in reserves for uncertain tax positions taken in prior years;

•
A decrease in tax expense of $12.2 million during the nine months ended March 31, 2012 related to state income taxes as a result of the adoption of California budget legislation, signed on February 20, 2009, which allows a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011; and

•
A decrease in tax expense of $31.8 million during the nine months ended March 31, 2012 related to an increase in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate; partially offset by

•	An increase in tax expense of $23.6 million during the nine months ended March 31, 2012 related to a migration of a portion of our manufacturing to Singapore;

•
An increase in tax expense of $7.4 million during the nine months ended March 31, 2012 related to a non-deductible decrease in the value of the assets held within our Executive Deferred Savings Plan. We incurred a tax benefit of $1.0 million due to a non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan during the nine months ended March 31, 2012 compared to a tax benefit of $8.4 million due to a non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan during the nine months ended March 31, 2011; and

•
An increase in tax expense of $12.6 million during the nine months ended March 31, 2012 related to a decrease in the domestic manufacturing deduction as a result of a change in the timing of when revenue is recognized for federal income tax purposes.

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
LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	March 31, 2012	June 30, 2011
Cash and cash equivalents	$763,913	$711,329
Marketable securities	1,605,825	1,327,206
Total cash, cash equivalents and marketable securities	$2,369,738	$2,038,535
Percentage of total assets	48%	44%

	Nine months ended March 31,
(In thousands)	2012	2011
Cash flow:
Net cash provided by operating activities	$668,311	$533,364
Net cash used in investing activities	(329,780)	(220,644)
Net cash used in financing activities	(278,091)	(217,833)
Effect of exchange rate changes on cash and cash equivalents	(7,856)	13,953
Net increase in cash and cash equivalents	$52,584	$108,840

As of March 31, 2012, our cash, cash equivalents and marketable securities totaled $2.4 billion, which is an increase of $331.2 million from June 30, 2011. As of March 31, 2012, $807.9 million of the $2.4 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to permanently reinvest $585.2 million of the cash held by our foreign subsidiaries and branch offices. If, however, a portion of these funds were to be needed for our operations in the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from where the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $222.7 million of the $807.9 million held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
During the three months ended March 31, 2012, our Board of Directors declared a dividend of $0.35 per share of our outstanding common stock, which was paid on March 1, 2012 to our stockholders of record as of the close of business on February 21, 2012. During the same period in fiscal year 2011, our Board of Directors declared and paid a quarterly cash dividend of $0.25 per share. The total amount of dividends paid during the three months ended March 31, 2012 and 2011 was $58.5 million and $41.9 million, respectively. The total amount of dividends paid during the nine months ended March 31, 2012 and 2011 was $175.1 million and $125.5 million, respectively. The increase in the amount of dividends paid during the three and nine months ended March 31, 2012 reflects the increase in the level of our quarterly dividend from $0.25 to $0.35 per share that was instituted during the three months ended September 30, 2011.
The shares repurchased under our stock repurchase program have decreased our basic and diluted weighted-average shares outstanding for the three and nine months ended March 31, 2012, compared to the three and nine months ended March 31, 2011. The decrease was partially offset by additional shares issued upon the exercise of employee stock options and the vesting of employee restricted stock units and in connection with stock purchases under our Employee Stock Purchase Plan.
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the nine months ended March 31, 2012 increased compared to the nine months ended March 31, 2011 primarily as a result of the following factors:

•
A decrease in tax payments of approximately $178 million, which includes a tax refund of $40 million and a change in the timing of when revenue is recognized for federal income tax purposes, resulting in lower tax payments during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011. We expect that tax payments in future periods will increase to normal amounts relative to our profit before taxes, and

•
An increase in cash collections of approximately $14 million during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011, due to higher sales volume, partially offset by

•
An increase in vendor payments of approximately $27 million during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011, to support a higher level of business activities, and

•
An increase in payroll expenses of approximately $72 million during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011, mainly due to increases in employee headcount.

Net cash used in investing activities during the nine months ended March 31, 2012 increased compared to the nine months ended March 31, 2011 primarily as a result of an increase in the use of cash for purchases of available-for-sale and trading securities, net of sales and maturities, of $88 million.
Net cash used in financing activities during the nine months ended March 31, 2012 increased compared to the nine months ended March 31, 2011 primarily as a result of the following factors:

•
An increase in dividend payments of $50 million during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011, mainly due to an increase in our quarterly dividend from $0.25 to $0.35 per share that was instituted during the three months ended September 30, 2011, and

•	An increase in common stock repurchases of $20 million during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011, partially offset by

•	An increase in proceeds from the exercise of stock options of $17 million during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of March 31, 2012:

	Fiscal year ending June 30,
(In thousands)	Total	2012 (2)	2013	2014	2015	2016	Thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$—	$750,000	$—
Interest expense associated with long-term debt obligations	314,813	12,938	51,750	51,750	51,750	51,750	94,875	—
Purchase commitments	339,331	205,584	128,415	5,329	—	3	—	—
Non-current income tax payable(3)	46,517	—	—	—	—	—	—	46,517
Operating leases	22,508	2,134	7,509	4,776	2,441	2,216	3,432	—
Pension obligations	26,055	500	1,240	2,185	2,927	2,466	16,737	—
Total contractual cash obligations	$1,499,224	$221,156	$188,914	$64,040	$57,118	$56,435	$865,044	$46,517
__________________

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

(2)	Remaining 3 months.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2012	2011	2012	2011
Receivables sold under factoring agreements	$71,897	$50,417	$322,227	$207,028
Proceeds from sales of LCs	$9,500	$9,900	$14,010	$94,163
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $19.9 million, of which $18.1 million had been issued as of March 31, 2012, primarily to fund guarantees to customs authorities for VAT and other operating requirements of our subsidiaries in Europe and Asia.
We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $339.3 million as of March 31, 2012 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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
Working capital increased to $3.1 billion as of March 31, 2012, compared to $2.8 billion as of June 30, 2011. As of March 31, 2012, our principal sources of liquidity consisted of $2.4 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. We were in compliance with all of our covenants as of March 31, 2012.
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

(In thousands)	As of March 31, 2012	As of June 30, 2011
Cash flow hedge contracts
Purchase	$12,102	$3,381
Sell	$48,478	$30,133
Other foreign currency hedge contracts
Purchase	$74,492	$174,499
Sell	$88,707	$216,738

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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 31, 2012. Actual results may differ materially.
As of March 31, 2012, we had an investment portfolio of fixed income securities of $1.6 billion, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2012, the fair value of the portfolio would have declined by $1.2 million.
As of March 31, 2012, we had net forward and option contracts to sell $50.6 million in foreign currency in order to hedge certain currency exposures (see Note 14, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for a detailed description). If we had entered into these contracts on March 31, 2012, the U.S. dollar equivalent would have been $47.0 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $18.6 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that the hedging of our foreign currency exposure should have no material impact on net income or cash flows.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of March 31, 2012, the book value and the fair value of our fixed rate debt were $746.7 million and $892.5 million, respectively.
See Note 4, “Marketable Securities,” to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of March 31, 2012.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
As of March 31, 2012, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
Furthermore, we occasionally enter into volume purchase agreements with our larger customers, and these agreements may provide for certain volume purchase incentives, such as credits toward future purchases. We believe that these arrangements are beneficial to our long-term business, as they are designed to encourage our customers to purchase higher volumes of our products. However, these arrangements could require us to recognize a reduced level of revenue for the products that are initially purchased, to account for the potential future credits or other volume purchase incentives. As a result, these volume purchase arrangements, while expected to be beneficial to our business over time, could materially and adversely affect our results of operations in near-term periods, including the revenue we can recognize on product sales and therefore our gross margins.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended March 31, 2012 (1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2012 to January 31, 2012	441,600	$49.22	5,473,600
February 1, 2012 to February 29, 2012	450,439	$50.26	5,023,161
March 1, 2012 to March 31, 2012	448,681	$49.40	4,574,480
Total	1,340,720	$49.92
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

(2)	All shares were purchased pursuant to the publicly announced repurchase program described in footnote 1 above. Shares are reported based on the settlement date of the applicable repurchase.

(3)
The stock repurchase program has no expiration date. Future repurchases of our common stock under our repurchase program may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.45	Executive Deferred Savings Plan (as amended and restated February 8, 2012) *

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

*	Denotes a management contract, plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

April 26, 2012	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

April 26, 2012	/s/ MARK P. DENTINGER
(Date)	Mark P. Dentinger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 26, 2012	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.45	Executive Deferred Savings Plan (as amended and restated February 8, 2012) *

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

*	Denotes a management contract, plan or arrangement.