Form 10-K
period 2012-06-30
KLA TENCOR CORP
filed 2012-08-06
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as of December 31, 2011, was approximately $8.0 billion.
The registrant had 166,516,316 shares of common stock outstanding as of July 19, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on November 7, 2012 (“Proxy Statement”), and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended June 30, 2012, are incorporated by reference into Part III of this report.

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
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” in this Annual Report on Form 10-K, as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in the fiscal year ending June 30, 2013. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.

ii

PART I

ITEM 1.	BUSINESS
The Company
KLA-Tencor Corporation (“KLA-Tencor” or the “Company” and also referred to as “we” or “our”) is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Our products are also used in a number of other high technology industries, including the light emitting diode (“LED”), data storage and photovoltaic industries, as well as general materials research.
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
KLA-Tencor’s products and services are used by the vast majority of bare wafer, IC, lithography reticle (“reticle” or “mask”) and disk manufacturers in the world. These customers turn to us for inline wafer and IC defect monitoring, review and classification; reticle defect inspection and metrology; packaging and interconnect inspection; critical dimension (“CD”) metrology; pattern overlay metrology; film thickness, surface topography and composition measurements; measurement of in-chamber process conditions, wafer shape and stress metrology; computational lithography tools; and overall yield and fab-wide data management and analysis systems. Our advanced products, coupled with our unique yield management services, allow us to deliver the solutions our customers need to accelerate their yield learning rates and significantly reduce their risks and costs.
Certain industry and technical terms used in this section are defined in the subsection entitled “Glossary” found at the end of this Item 1.
KLA-Tencor was formed in April 1997 through the merger of KLA Instruments Corporation and Tencor Instruments, two long-time leaders in the semiconductor equipment industry that originally began operations in 1975 and 1976, respectively.
Additional information about KLA-Tencor is available on our website at www.kla-tencor.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission (“SEC”). Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC. Additionally, these filings may be obtained through the SEC’s website (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically. Documents that are not available through the SEC’s website may also be obtained by mailing a request to the U.S. Securities and Exchange Commission, Office of FOIA/PA Operations, 100 F Street N.E., Mail Stop 2736, Washington, DC 20549, by submitting a request via email to the SEC at foiapa@sec.gov or by sending a fax to the SEC at 1-202-772-9337.
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
Current Trends
The rapid growth of consumer demand for mobile devices, including smartphones, tablets and portable PCs, is currently driving the electronics industry and, as a result, the semiconductor industry as well. Contained within each of these latest consumer devices are advanced semiconductors that are helping enable the features consumers want in device performance, such as battery management and speed, at a lower cost. Alongside this market growth, the industry continues to witness a high rate of change in technology, with the emergence of new techniques and architectures such as three-dimensional (“3-D”) transistors, advanced patterning lithography, and semiconductors with critical dimensions at 28 nanometer and below in production today. KLA-Tencor's inspection and measurement technologies play a key role in enabling the success of our customers' advanced semiconductor manufacturing processes.
Companies that anticipate future market demands by developing and refining new technologies and manufacturing processes are better positioned to lead in the semiconductor market. Accelerating the yield ramp and maximizing production yields of high-performance devices are key goals of modern semiconductor manufacturing. Ramping to high-volume production ahead of competitors can dramatically increase the revenue an IC manufacturer realizes for a given product. During past industry cycles, semiconductor manufacturers generally contended with a few key new technologies or market trends, such as a specific design rule shrink. In today’s market, driven by consumer demand for low-cost electronic goods, the leading semiconductor manufacturers are investing in simultaneous production integration of multiple new process technologies, some requiring new substrate and film materials, new geometries and advanced lithography techniques.
While many of these technologies have been adopted at the development and pilot production stages of chip manufacturing, significant challenges and risks associated with each technology have affected their adoption into full-volume production. For example, as design rules decrease, yields become more sensitive to the size and density of defects, while device performance characteristics (namely speed, capacity or power management) become more sensitive to parameters such as linewidth and film thickness variation. New process materials, such as high-k dielectrics, SOI wafers and immersion lithography-capable photoresists, require extensive characterization before they can be used in the manufacturing process. Moving several of these advanced technologies into production at once only adds to the risks that chipmakers face.
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
KLA-Tencor’s offerings can be broadly categorized into the following groups: Chip Manufacturing, Wafer Manufacturing, Reticle Manufacturing, Complementary Metal-Oxide-Semiconductor (“CMOS”) Image Sensors Manufacturing, Solar Manufacturing, LED Manufacturing, Data Storage Media/Head Manufacturing, Microelectromechanical Systems (“MEMS”) Manufacturing, and General Purpose/Lab Applications. We also provide refurbished KLA-Tencor tools as part of our K-T CertifiedTM program for customers manufacturing larger design-rule devices, as well as comprehensive service and support for our products. The more significant of these products are included in the product table at the end of this “Products” section. Every year, we introduce a number of new products; some of the new products we introduced in the fiscal year ended June 30, 2012 are described below.
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
During the fiscal year ended June 30, 2012, we launched several front-end defect inspection products that help accelerate yield for next-generation design node devices:
Patterned Wafer Inspection

•
The 2900 Series broadband optical wafer defect inspectors feature a second generation laser-pumped plasma light source, high resolution optics, and new apertures and optics modes to capture yield-critical defect types and die areas.

•	The PumaTM 9650 Series narrowband optical wafer defect inspection systems provide improved sensitivity and noise control to capture and monitor excursions in yield-critical die areas.

•
The eS800 Series electron-beam wafer defect inspection systems capture physical and electrical defects on a wide range of layers and structures and feature a new electron gun, smaller pixels and patented optics for increased sensitivity.

Macro Inspection

•
The CIRCL, a macro defect inspection, metrology and review cluster tool, monitors the front side, back side and edge of the wafer for defects and, in parallel, measures wafer edge profile, edge bead concentricity and macro overlay error.

Unpatterned Wafer/Surface Inspection

•	The Surfscan® SP3 inspection system is designed with deep-ultraviolet illumination to increase sensitivity and a new stage technology for higher throughput.
The products that we launched during the fiscal year ended June 30, 2012 further strengthened our broad range of offerings that support the front-end defect inspection market. In the field of patterned wafer inspection, we offer our 2900 Series, 2830 Series, 2820 Series and 2810 Series systems (for broadband optical defect inspection); our Puma 9650 Series, Puma 9500 Series and Puma 9100 Series systems (for narrowband optical defect inspection); and our eS800 system (for electron-beam defect inspection). In the field of unpatterned wafer and surface inspection, we offer the Surfscan® SP3 Series and the Surfscan SP2 Series (wafer defect inspection systems for process tool qualification and monitoring using blanket films and bare wafers); and the SURFmonitorTM (integrated on the Surfscan SP3 Series and an optional module for the Surfscan SP2 Series), which enables surface quality measurements and capture of low-contrast defects. For reticle inspection, we offer our TeraFabHTTM products, which are photomask inspection systems that allow IC fabs to qualify incoming reticles and inspect production reticles for contaminants and other process-related changes. In addition, we offer a number of other products for the front-end defect inspection market, as reflected in the product table at the conclusion of this “Products” section.
Back-End Defect Inspection
KLA-Tencor offers standalone inspection systems for various applications in the field of semiconductor packaging (i.e., at the back-end of the semiconductor manufacturing process). Our Component Inspector (“CI”) products inspect various semiconductor components that are handled in a tray, such as microprocessors or memory chips. Component inspection capability includes 3-D coplanarity inspection, measurement of the evenness of the contacts and two-dimensional surface inspection. The ICOS® CI-T620 offers scalability to a wide range of packages and sizes and increased system throughput.
Defect Review
KLA-Tencor’s defect review systems capture high resolution images of the defects detected by inspection tools. These images enable defect classification, helping chipmakers to identify and resolve yield issues. Our complete line of defect review and classification tools spans optical and electron-beam technologies, from bench-top research systems to production-worthy tools having full factory automation. KLA-Tencor’s suite of defect inspectors, defect review and classification tools and data management systems form a broad solution for finding, identifying and tracking yield-critical defects and process issues. In August 2011, we introduced the eDRTM-7000, an electron-beam wafer defect review and classification system that utilizes a third generation immersion column and an advanced stage to quickly and accurately re-locate, image and classify yield-critical defects.
Metrology
KLA-Tencor’s array of metrology solutions addresses IC, substrate, photovoltaic solar cell and medical device manufacturing, as well as scientific research and other applications. Precise metrology and control of pattern dimensions, film thicknesses, layer-to-layer alignment, pattern placement, surface topography and electro-optical properties are growing in importance in many industries as critical dimensions narrow, film thicknesses shrink to countable numbers of atomic layers and devices become more complex. The ArcherTM 300 LCM platform includes both imaging- and scatterometry-based measurement modules that enable characterization of overlay error and CD on lithography process layers for advanced patterning technologies. The SpectraShapeTM optical CD and shape metrology systems fully characterize and monitor the critical dimensions and 3-D shapes of geometrically complex features incorporated by some IC manufacturers in their latest generation devices. Finally, the AlerisTM family of film metrology tools provides reliable and precise measurement of film thickness, refractive index, stress and composition for a broad range of film layers. In addition, we offer a number of other products for the metrology market, as reflected in the product table at the conclusion of this “Products” section.
In-Situ Process Monitoring
KLA-Tencor’s SensArray® SensorWafers series provides a unique method, not available from conventional equipment monitors, to capture the effect of the process environment on production wafers. In December 2011, we launched a new portfolio of SensArray advanced wireless temperature monitoring wafers that implement time-based, in-situ temperature monitoring of production wafers. SensArray products are used in many semiconductor and flat panel display fabrication processes, including lithography, etch and deposition.
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
During the fiscal year ended June 30, 2012, we introduced PROLITH X4.0, which enables large-scale lithography simulations to troubleshoot challenging issues in extreme ultra-violet (“EUV”) and advanced optical lithography technologies.

Wafer Manufacturing
KLA-Tencor’s portfolio of products focused on the demands of wafer manufacturing companies includes inspection, metrology and data management systems. Specialized inspection tools assess surface quality and detect, count and bin defects during the wafer manufacturing process and as a critical part of outgoing inspection. Wafer geometry tools ensure that the wafer is extremely flat and uniform in thickness, with precisely controlled surface topography. Specifications for wafer defectivity, geometry and surface quality are tightening as the dimensions of transistors become so small that the geometry of the substrate can substantially affect transistor performance.
Our wafer inspection portfolio is anchored by the Surfscan SP3 Series launched in July 2011. The Surfscan SP3 Series and the Surfscan SP2 Series are defect inspection systems designed to enable development and production monitoring of polished wafers, epi wafers and engineered substrates. The SURFmonitor module characterizes wafer surface quality and captures the low-contrast defects. The WaferSightTM platform offers wafer geometry and nanotopography metrology capabilities. Other products that we offer for the wafer manufacturing market are highlighted in the product table at the conclusion of this “Products” section.
Reticle Manufacturing
Error-free reticles, or masks, are necessary to achieving high semiconductor device yields, since reticle defects can be replicated in every die on production wafers. KLA-Tencor offers high sensitivity reticle inspection and metrology systems for mask shops, designed to help them manufacture reticles that are free of pattern defects that could print on the wafers and meet pattern placement and critical dimension uniformity specifications.
Our reticle inspection portfolio includes the TeronTM 600 Series for development and manufacturing of advanced optical and EUV masks, the TeraScanTMXR system for mask shop production of reticles for the 32nm node and above and our TeraFabHT products for reticle defect monitoring capability for IC fabs. These products include the capability for mapping critical dimension uniformity across the reticle. In September 2011, we introduced a new reticle metrology system, the LMS IPRO5, the latest in the LMS IPRO line of tools that measures pattern placement error. If the pattern on the reticle is displaced from its intended location, overlay error can result on the wafer, which can lead to electrical continuity issues affecting yield, performance or reliability of the IC device.
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
Solar Manufacturing
Photovoltaic or “solar” cells are used to produce electrical power from light. The continuing growth of the solar industry is closely related to the production cost of solar cells, as economic viability increases with lowering prices. To address our customers’ needs in this industry, KLA-Tencor offers solar wafer and cell inspection modules, yield management software, and surface profilers which are integrated in different stages of the solar wafer and cell production lines to increase yield and lower production costs.
KLA-Tencor’s ICOS PVI inspection modules are designed for high speed, automated, optical in-line inspection of both the front and backside of monocrystalline and polycrystalline solar wafers and cells, as well as optical classification of solar cells at the final stage of the production flow.
LED Manufacturing
LEDs are becoming more commonly used in solid-state lighting, television and notebook backlighting, and automotive applications. As LED device makers target aggressive cost and performance targets, they place significant emphasis on improved process control and yield during the manufacturing process.
KLA-Tencor offers a portfolio of three systems to help LED manufacturers reduce production costs and increase product output: Candela® 8620, Klarity® LED and ICOS WI-2250. The Candela 8620 substrate and epi wafer inspection system provides automated inspection and quality control of LED substrates, detecting defects that can impact device performance, yield and field reliability. Klarity LED is an automated defect data management and analysis system for LED yield enhancement. The ICOS WI-2250 is a patterned wafer inspection tool that offers automated optical inspection and metrology of microelectonic devices on a variety of wafer substrates, surface inspection, and two-dimensional bump inspection.
Data Storage Media/Head Manufacturing
Advancements in data storage are being driven by a wave of innovative consumer electronics with small form factors and immense storage capacities, as well as an increasing need for high-volume storage options to back up new methods of remote computing and networking (such as cloud computing). Our process control and yield management solutions are designed to enable customers to rapidly understand and resolve complex manufacturing problems, which can help improve time to market and product yields. In the front-end and back-end of thin-film head wafer manufacturing, we offer the same process control equipment that we serve to the semiconductor industry. In addition, we offer an extensive range of test equipment and surface profilers with particular strength in photolithography. In substrate and media manufacturing, we offer metrology and defect inspection solutions with KLA-Tencor’s optical surface analyzers.
MEMS Manufacturing
The increasing demand for MEMS technology is coming from diverse industries such as automotive, space and consumer electronics. MEMS have the potential to revolutionize nearly every product category by bringing together silicon-based microelectronics with micromachining technology, making possible the realization of complete systems-on-a-chip. KLA-Tencor offers the tools and techniques such as defect inspection and review, optical inspection and surface profiling, first developed for the integrated circuit industry, for this emerging market.
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
K-T Certified
K-T Certified is our certified refurbished tools program that delivers fully refurbished and tested KLA-Tencor tools to our customers with guaranteed performance. In addition to high-quality pre-owned 300mm and sub-200mm tools for the integrated circuit, reticle, substrate, MEMS and data storage markets, K-T Certified also offers system software and hardware performance upgrades to extend the capabilities of existing equipment. When a customer needs to move to the next manufacturing node, K-T Certified can help maximize the value of the customer's existing assets through K-T Certified's repurchase, trade-in and redeployment services.
K-T Services
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

Product Table
The following table presents a representative list of the products that we offered during the course of the fiscal year ended June 30, 2012:

MARKETS	APPLICATIONS	PRODUCTS
Chip Manufacturing
Front-End Defect Inspection	Patterned Wafer	2900 Series, 2830 Series, 2820 Series, 2810 Series PumaTM 9650, Puma 9500 Series, Puma 9100 Series eS800
	Macro and Edge	CIRCL VisEdge® product family LDS Series 8900
	Unpatterned Wafer/Surface	Surfscan® SP3 Series, Surfscan SP2 Series SURFmonitorTM
	Reticle	TeraFabHTTM Series
	Data Management	Klarity® product family
Back-End Defect Inspection	Component Inspection	ICOS® CI product family
Defect Review	Electron-beam	eDRTM-7000 Series
	Optical	INS & IRIS product families
Metrology	Overlay and CD	ArcherTM Series
	Optical CD and Shape	SpectraCDTM Series SpectraShapeTM product family
	Film Thickness/Index	AlerisTM product family SpectraFxTM Series
	Wafer Geometry and Topography	WaferSightTM SURFmonitor
	Ion Implant and Anneal	Therma-Probe®
	Surface Metrology	HRP® -350 P-Series product family
	Resistivity	RS product family
	Data Management	K-T Analyzer®
In-Situ Process Monitoring	Lithography	SensArray® product family
	Plasma Etch	SensArray product family
	Implant and Wet	SensArray PlasmaSuite
Lithography Modeling	Virtual Lithography Software	PROLITHTM and related product families

MARKETS AND APPLICATIONS	PRODUCTS
Wafer Manufacturing
Surface and Defect Inspection	Surfscan SP2 Series, Surfscan SP3 Series SURFmonitor
Wafer Geometry and Nanotopography Metrology	WaferSight SURFmonitor
Data Management	FabVisionTM
Reticle Manufacturing
Defect Inspection	TeraScanTMXR TeronTM Series TeraFabHT Series
Pattern Placement Metrology	LMS IPRO Series
CMOS Image Sensors Manufacturing
Defect Inspection	8900
Solar Manufacturing
Optical Inspection	ICOS PVI-6
Surface Metrology	P-Series product family
Data Management	FabVision Solar
LED Manufacturing
Patterned Wafer Inspection	ICOS WI product family
Defect Inspection (substrates and epi wafers)	Candela® product family
Surface Metrology	P-Series product family
Data Management	Klarity LED
Data Storage Media/Head Manufacturing
Thin-Film Head Metrology and Inspection	Puma 91xx Series Aleris product family HRP -250 SpectraCD 200 Archer Series P-Series product family
Virtual Lithography	PROLITH K-T Analyzer
In-Situ Process Monitoring	SensArray product family
Transparent and Metal Substrate Inspection	Candela product family
Yield Management	Klarity Defect
MEMS Manufacturing
Surface Metrology: Stylus Profiling	P-Series product family
Sealing Inspection	IRIS
Defect Review	IRIS
General Purpose/Lab Applications
Surface Metrology: Stylus Profiling	P-Series product family Alpha-Step® product family
Surface Metrology: Optical Profiling	MicroXAM Series
Process Chamber Conditions	SensArray product family

Customers
To support our growing global customer base, we maintain a significant presence throughout Asia, the United States and Europe, staffed with local sales and applications engineers, customer and field service engineers and yield management consultants. We count among our largest customers the leading semiconductor manufacturers in each of these regions.
For the fiscal years ended June 30, 2012, 2011 and 2010, the following customers each accounted for more than 10% of total revenues:

Year ended June 30,
2012	2011	2010
Samsung Electronics Co., Ltd.	Intel Corporation	Intel Corporation
Taiwan Semiconductor Manufacturing Company Limited	Samsung Electronics Co., Ltd.	Taiwan Semiconductor Manufacturing Company Limited
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
Sales, Service and Marketing
Our sales, service and marketing efforts are aimed at building long-term relationships with our customers. We focus on providing a single and comprehensive resource for the full breadth of process control and yield management products and services. Our customers benefit from the simplified planning and coordination, as well as the increased equipment compatibility, that are realized as a result of dealing with a single supplier for multiple products and services. Our revenues are derived primarily from product sales, mostly through our direct sales force.
We believe that the size and location of our field sales, service and applications engineering, and marketing organizations represent a competitive advantage in our served markets. We have direct sales forces in Asia, the United States and Europe. We maintain an export compliance program that is designed to meet the requirements of the United States Departments of Commerce and State.
As of June 30, 2012, we employed approximately 2,240 sales and related personnel, service engineers and applications engineers. In addition to sales and service offices in the United States, we conduct sales, marketing and services out of wholly-owned subsidiaries or branches in other countries, including Belgium, China, France, Germany, Hong Kong, India, Israel, Italy, Japan, Singapore, South Korea, Taiwan and the United Kingdom. International revenues accounted for approximately 79% of our total revenues in the fiscal year ended June 30, 2012 and approximately 81% of our total revenues for each of the fiscal years ended June 30, 2011 and 2010. Additional information regarding our revenues from foreign operations for our last three fiscal years can be found in Note 16, “Segment Reporting and Geographic Information” to the Consolidated Financial Statements.
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
Backlog
Our shipment backlog for systems and associated warranty totaled $947 million and $988 million as of June 30, 2012 and 2011, respectively, and primarily consists of sales orders where written customer requests have been received and the delivery is anticipated within the next 12 months. Orders for service contracts and unreleased products are excluded from shipment backlog. All orders are subject to cancellation or delay by the customer, often with limited or no penalties. We make adjustments for shipment backlog obtained from acquired companies, sales order cancellations, customer delivery date changes and currency adjustments. Shipment backlog is not subject to normal accounting controls for information that is either reported in or derived from our basic financial statements. In addition, the concept of shipment backlog is not defined in the accounting literature, making comparisons between periods and with other companies difficult and potentially misleading.
Our revenue backlog, which includes sales orders where physical deliveries have been completed, but for which revenue has not been recognized pursuant to our policy for revenue recognition, totaled $286 million and $382 million as of June 30, 2012 and 2011, respectively. Orders for service contracts are excluded from revenue backlog.
Because customers can potentially change delivery schedules or delay or cancel orders, and because some orders are received and shipped within the same quarter, our shipment backlog at any particular date is not necessarily indicative of business volumes or actual sales for any succeeding periods. The cyclicality of the semiconductor industry combined with the lead times from our suppliers sometimes result in timing disparities between, on the one hand, our ability to manufacture, deliver and install products and, on the other, the requirements of our customers. In our efforts to balance the requirements of our customers with the availability of resources, management of our operating model and other factors, we often must exercise discretion and judgment as to the timing and prioritization of manufacturing, deliveries and installations of products, which may impact the timing of revenue recognition with respect to such products.
Research and Development
The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation. These technical innovations are inherently complex and require long development cycles and appropriate professional staffing. We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our human and financial resources to research and development programs and seek to maintain close relationships with customers to remain responsive to their needs. In addition, we may enter into certain strategic development and engineering programs whereby certain government agencies or other third parties fund a portion of our research and development costs. As of June 30, 2012, we employed approximately 1,310 research and development personnel.
Our key research and development activities during the fiscal year ended June 30, 2012 involved the development of process control and yield management equipment aimed at addressing the challenges posed by shrinking device sizes, the transition to new production materials, new device and circuit architecture, more demanding lithography processes, the transition from 300 millimeter to 450 millimeter wafers, and new back-end packaging techniques. For information regarding our research and development expenses during the last three fiscal years, including costs offset by our strategic development and engineering programs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
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

Manufacturing, Raw Materials and Supplies
We perform system design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities take place in the United States (Milpitas, California), Singapore, Israel, Belgium, Germany and China. As of June 30, 2012, we employed approximately 990 manufacturing personnel.
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
Although we seek to reduce our dependence on sole and limited source suppliers, in some cases the partial or complete loss of certain of these sources, or disruptions within our suppliers' often-complex supply chains, could disrupt scheduled deliveries to customers, damage customer relationships and have a material adverse effect on our results of operations.
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
Employees
As of June 30, 2012, we employed approximately 5,710 people. None of our employees are represented by a labor union; however, our employees in the German operations of our MIE business unit are represented by an employee work council. We have not experienced work stoppages and believe that our employee relations are good.
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

•
New orders from our foundry customers in the past several years constituted a significant portion of our total orders. This concentration increases the impact that future business or technology changes within the foundry industry may have on our business, financial condition and operating results.

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
We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. Through our business interruption planning, we seek to minimize the risk of production and service interruptions and/or shortages of key parts by, among other things, monitoring the financial stability of key suppliers, identifying (but not necessarily qualifying) possible alternative suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers. Also, key parts we obtain from some of our suppliers incorporate the suppliers’ proprietary intellectual property; in those cases we are increasingly reliant on third parties for high-performance, high-technology components, which reduces the amount of control we have over the availability and protection of the technology and intellectual property that is used in our products. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk during economic downturns, that would affect their ability to deliver parts and could result in delays for our products. Similarly, especially with respect to suppliers of high-technology components, our suppliers themselves have increasingly complex supply chains, and delays or disruptions at any stage of their supply chains may prevent us from obtaining parts in a timely manner and result in delays for our products. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements and product specifications, or if we are only able to do so on unfavorable terms. Furthermore, a supplier may discontinue production of a particular part for any number of reasons, including the supplier's financial condition or business operational decisions, which would require us to purchase, in a single transaction, a large number of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and ultimately any unused parts may result in a significant inventory write-off in a future period, either of which could have a material and adverse impact on our financial condition and results of operations for the applicable periods.
If we fail to operate our business in accordance with our business plan, our operating results, business and stock price may be significantly and adversely impacted.
We attempt to operate our business in accordance with a business plan that is established annually, revised frequently (generally quarterly), and reviewed by management even more frequently (at least monthly). Our business plan is developed based on a number of factors, many of which require estimates and assumptions, such as our expectations of the economic environment, future business levels, our customers’ willingness and ability to place orders, lead-times, and future revenue and cash flow. Our budgeted operating expenses, for example, are based in part on our future revenue expectations. However, our ability to achieve our anticipated revenue levels is a function of numerous factors, including the volatile and cyclical nature of our primary industry, customer order cancellations, macroeconomic changes, operational matters regarding particular agreements, our ability to manage customer deliveries and resources for the installation and acceptance of our products (for products where customer acceptance is required before we can recognize revenue from such sales), our ability to manage delays or accelerations by customers in taking deliveries and the acceptance of our products (for products where customer acceptance is required before we can recognize revenue from such sales), our ability to operate our business and sales processes effectively, and a number of the other risk factors set forth in this Item 1A.
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
As of June 30, 2012, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
During the fiscal year ended June 30, 2009, we recorded material restructuring charges of $38.7 million related to our global workforce reduction, large excess inventory write-offs of $85.6 million, and material impairment charges of $446.7 million related to our goodwill and purchased intangible assets. If we were to encounter challenging economic conditions once again, we may implement additional cost reduction actions, which would require us to take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write-off additional inventory if our product build plans or usage of service inventory decline, and such additional write-offs could constitute material charges.
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

We might be involved in claims or disputes related to intellectual property or other confidential information that may be costly to resolve, prevent us from selling or using the challenged technology and seriously harm our operating results and financial condition.
As is typical in the semiconductor equipment industry, from time to time we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which they believe cover certain of our products, processes, technologies or information. In addition, we occasionally receive notification from customers who believe that we owe them indemnification or other obligations related to intellectual property claims made against such customers by third parties. With respect to intellectual property infringement disputes, our customary practice is to evaluate such infringement assertions and to consider whether to seek licenses where appropriate. However, we cannot ensure that licenses can be obtained or, if obtained, will be on acceptable terms or that costly litigation or other administrative proceedings will not occur. The inability to obtain necessary licenses or other rights on reasonable terms could seriously harm our results of operations and financial condition. Furthermore, we may potentially be subject to claims by customers, suppliers or other business partners, or by governmental law enforcement agencies, related to our receipt, distribution and/or use of third-party intellectual property or confidential information. Legal proceedings and claims, regardless of their merit, and associated internal investigations with respect to intellectual property or confidential information disputes are often expensive to prosecute, defend or conduct; may divert management's attention and other company resources; and/or may result in restrictions on our ability to sell our products, settlements on significantly adverse terms or adverse judgments for damages, injunctive relief, penalties and fines, any of which could have a significant negative effect on our business, results of operations and financial condition. There can be no assurance regarding the outcome of future legal proceedings, claims or investigations. The instigation of legal proceedings or claims, our inability to favorably resolve or settle such proceedings or claims, or the determination of any adverse findings against us or any of our employees in connection with such proceedings or claims could materially and adversely affect our business, financial condition and results of operations, as well as our business reputation.
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
For example, the earthquakes, tsunamis and related damage in Japan in 2011 have affected the operations of some of our customers and suppliers in that region, and may also have impacted the operations of some of our customers' other suppliers (which could impact our customers' desire to proceed with broad-based facility upgrades and related equipment purchases) or some of our suppliers' suppliers (which could impact our suppliers' ability to deliver their products to us in a timely manner). In the coming quarters, these operational impacts, as they continue to ripple through the Japanese economy, could result in delays in orders and deliveries and the other effects described earlier in this paragraph, any of which could materially and adversely affect our business, financial condition and operating results.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our principal properties as of June 30, 2012 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Milpitas, CA	Office, plant and warehouse	Principal Executive Offices, Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	727,302	Owned

Westwood, MA(1)	Office and plant	Engineering, Marketing, Manufacturing and Service	116,908	Leased

Leuven, Belgium(1)	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing and Service and Sales Administration	99,315	Owned

Shenzhen, China	Office and plant	Sales, Service and Manufacturing	33,571	Leased

Weilburg, Germany	Office and plant	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	159,732	Leased

Chennai, India	Office	Engineering	33,366	Owned

Migdal Ha’Emek, Israel	Office and plant	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	89,996	Owned

Yokohama, Japan	Office and warehouse	Sales and Service	37,418	Leased

Serangoon, Singapore(2)	Office and plant	Sales, Service and Manufacturing	185,809	Owned

Hsinchu, Taiwan	Office	Sales and Service	73,676	Leased
 __________________

(1)	Portions of this property are sublet, are vacant and marketed to sublease, or are leased to third parties.

(2)	We own the building at our location in Serangoon, Singapore, but the land on which this building resides is leased.
As of June 30, 2012, we owned or leased a total of approximately 1.9 million square feet of space worldwide, including the locations listed above and office space for smaller sales and service offices in several locations throughout the world. Our operating leases expire at various times through October 31, 2020, subject to renewal, with some of the leases containing renewal option clauses at the fair market value, for additional periods up to five years. Additional information regarding these leases is incorporated herein by reference from Note 12, “Commitments and Contingencies” to the Consolidated Financial Statements. We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS
The information set forth below under Note 13, “Litigation and Other Legal Matters” to the Consolidated Financial Statements is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
 Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “KLAC.”
The prices per share reflected in the following table represent the high and low closing prices for our common stock on the NASDAQ Global Select Market for the periods indicated:

	Year ended June 30, 2012		Year ended June 30, 2011
	High	Low	High	Low
First Fiscal Quarter	$44.11	$33.67	$35.23	$27.16
Second Fiscal Quarter	$49.15	$37.23	$40.16	$34.24
Third Fiscal Quarter	$54.44	$46.91	$51.21	$37.69
Fourth Fiscal Quarter	$55.11	$44.56	$46.80	$38.10
We paid dividends to holders of our common stock during each of the quarters in the fiscal years ended June 30, 2012 and 2011. The total amount of dividends paid during the fiscal years ended June 30, 2012 and 2011 was $233.6 million and $167.4 million, respectively, reflecting an increase during the fiscal year ended June 30, 2012 to the level of our quarterly dividend from $0.25 to $0.35 per share. On July 10, 2012, we announced that our Board of Directors had authorized a further increase in the level of our quarterly dividend from $0.35 to $0.40 per share. Following such announcement, during the first quarter of the fiscal year ending June 30, 2013, our Board of Directors approved a quarterly cash dividend of $0.40 per share, which was declared on August 2, 2012 and will be paid on September 4, 2012 to our stockholders of record on August 13, 2012.
As of July 19, 2012, there were 547 holders of record of our common stock.
Equity Repurchase Plans
The following is a summary of stock repurchases for each month during the fourth quarter of the fiscal year ended June 30, 2012(1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2012 to April 30, 2012	399,027	$53.29	4,175,453
May 1, 2012 to May 31, 2012	475,400	$49.12	3,700,053
June 1, 2012 to June 30, 2012	473,890	$47.14	3,226,163
Total	1,348,317	$49.66
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

Stock Performance Graph and Cumulative Total Return
The following graph compares the cumulative 5-year total return attained by stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index (as required by SEC regulations) and the Philadelphia Semiconductor Index (PHLX). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2007 to June 30, 2012.

	6/07	6/08	6/09	6/10	6/11	6/12
KLA-Tencor Corporation	100.00	75.01	47.85	53.85	80.23	100.70
S&P 500	100.00	86.88	64.10	73.35	95.87	101.09
PHLX Semiconductor	100.00	89.42	73.06	85.24	111.14	118.18
__________________
 * Assumes $100 invested on June 30, 2007 in stock or index, including reinvestment of dividends.
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

	Year ended June 30,
(In thousands, except per share data)	2012	2011	2010	2009	2008
Consolidated Statements of Operations:
Total revenues	$3,171,944	$3,175,167	$1,820,760	$1,520,216	$2,521,716
Income (loss) from operations	$1,016,325	$1,160,330	$314,166	$(577,941)	$499,376
Net income (loss)	$756,015	$794,488	$212,300	$(523,368)	$359,083
Cash dividends declared per share	$1.40	$1.00	$0.60	$0.60	$0.60
Net income (loss) per share:
Basic	$4.53	$4.75	$1.24	$(3.07)	$1.99
Diluted	$4.44	$4.66	$1.23	$(3.07)	$1.95

	As of June 30,
	2012	2011	2010	2009	2008
Consolidated Balance Sheets:
Cash, cash equivalents and marketable securities	$2,534,444	$2,038,535	$1,534,044	$1,329,884	$1,579,383
Working capital	$3,301,136	$2,797,149	$2,063,678	$1,851,635	$2,085,432
Total assets	$5,100,308	$4,675,521	$3,907,056	$3,609,538	$4,848,390
Long-term debt	$746,833	$746,290	$745,747	$745,204	$744,661
Total stockholders’ equity	$3,315,595	$2,860,893	$2,246,611	$2,184,392	$2,981,730

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our related disclosure in this Annual Report on Form 10-K. The items in our financial statements requiring significant estimates, judgments and assumptions are as follows:
Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. We derive revenue from three sources—sales of systems, spare parts and services.
We recognize revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. Under certain circumstances, however, we recognize revenue prior to acceptance from the customer, as follows:

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

•	When system sales to independent distributors have no installation requirement, contain no acceptance agreement, and 100% payment is due based upon shipment, revenue is recognized upon shipment.

•
When the installation of the system is deemed perfunctory, revenue is recognized upon shipment. The portion of revenue associated with installation is deferred based on estimated fair value, and that revenue is recognized upon completion of the installation.

•
When the customer withholds acceptance due to issues unrelated to product performance, revenue is recognized when the system is performing as intended and meets all published and agreed-upon specifications.

•	When the system is damaged during transit and title has passed to the customer, revenue is recognized upon receipt of cash payment from the customer.
We enter into sales arrangements that may consist of multiple deliverables of our products and services where certain elements of the sales arrangement are not delivered and accepted in one reporting period. Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Additionally, judgment is required to interpret various commercial terms and determine when all criteria of revenue recognition have been met in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the estimated selling price between the accounting units will not affect the amount of total revenue recognized for a particular arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could have a material effect on our financial position and results of operations.
Trade-in rights are occasionally granted to customers to trade in tools in connection with subsequent purchases. We estimate the value of the trade-in right and reduce the revenue recognized on the initial sale. This amount is recognized at the earlier of the exercise of the trade-in right or the expiration of the trade-in right.
Spare parts revenue is recognized when the product has been shipped, risk of loss has passed to the customer and collection of the resulting receivable is probable.

Service and maintenance contract revenue is recognized ratably over the term of the maintenance contract. Revenue from services performed in the absence of a maintenance contract, including consulting and training revenue, is recognized when the related services are performed and collectibility is reasonably assured.
We sell stand-alone software that is subject to the software revenue recognition guidance. We periodically review selling prices to determine whether vendor-specific objective evidence (“VSOE”) exists, and in some situations where we are unable to establish VSOE for undelivered elements such as post-contract service, revenue is recognized ratably over the term of the service contract.
We also defer the fair value of non-standard warranty bundled with equipment sales as unearned revenue. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is recognized ratably as revenue when the applicable warranty term period commences.
The deferred system profit balance equals the amount of deferred system revenue that was invoiced and due on shipment, less applicable product and warranty costs. Deferred system revenue represents the value of products that have been shipped and billed to customers which have not met our revenue recognition criteria. Deferred system profit does not include the profit associated with product shipments to customers in Japan, to whom title does not transfer until customer acceptance. Shipments to customers in Japan are classified as inventory at cost until the time of acceptance.
Inventories. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Demonstration units are stated at their manufacturing cost and written down to their net realizable value. Our manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and spoilage are recognized as current period charges. We write down product inventory based on forecasted demand and technological obsolescence and parts inventory based on forecasted usage and customer support requirements. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.
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
Allowance for Doubtful Accounts. A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon our assessment of the expected collectibility of the accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. We take into consideration (1) any circumstances of which we are aware of a customer’s inability to meet its financial obligations; and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, such that the financial conditions of our customers are adversely affected and they are unable to meet their financial obligations to us, we may need to record additional allowances, which would result in a reduction of our net income.
Stock-Based Compensation. We account for stock-based awards granted to employees for services based on the fair value of those awards. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes valuation model for stock options and for purchase rights under our Employee Stock Purchase Plan and using the closing price of our common stock on the grant date for restricted stock units. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. The expected stock price volatility assumption is based on the market-based implied volatility from traded options of our common stock.

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
Goodwill and Intangible Assets. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See Note 5, “Goodwill and Purchased Intangible Assets” to the Consolidated Financial Statements for a detailed description. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2011 during the three months ended December 31, 2011 and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the three months ended December 31, 2011. The next annual evaluation of the goodwill by reporting unit will be performed in the three months ending December 31, 2012.
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
Income Taxes. We account for income taxes in accordance with the authoritative guidance, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that a valuation allowance was necessary against a portion of the deferred tax assets, but we anticipate that our future taxable income will be sufficient to recover the remainder of our deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we could be required to record a valuation allowance against our deferred tax assets. This would result in an increase to our tax provision in the period in which we determine that the recovery is not probable.
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
In September 2011, the FASB issued an accounting standard update intended to simplify testing goodwill for impairment. The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment becomes effective for annual and interim goodwill impairment tests performed for our fiscal year ending June 30, 2013, and early adoption is permitted. We elected to early adopt this accounting guidance at the beginning of the three months ended December 31, 2011 (see Note 5, “Goodwill and Purchased Intangible Assets,” to the Condensed Consolidated Financial Statements for a detailed description).
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

EXECUTIVE SUMMARY
KLA-Tencor Corporation is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Our broad portfolio of products and services primarily supports integrated circuit (“IC” or “chip”) manufacturers throughout the entire semiconductor fabrication process, from research and development to final volume production. We provide leading-edge equipment, software and support that enable IC manufacturers to identify, resolve and manage significant advanced technology manufacturing process challenges and obtain higher finished product yields at lower overall cost. In addition to serving the semiconductor industry, we also provide a range of technology solutions to a number of other high technology industries, including the light emitting diode (“LED”), data storage and photovoltaic industries, as well as general materials research.
Our products and services are used by the vast majority of bare wafer, IC, lithography reticle (“reticle” or “mask”) and disk manufacturers in the world. Our products, services and expertise are used by our customers to measure and control nanometric-level manufacturing processes, and to detect, analyze and resolve critical product defects that arise in that environment. Our revenues are driven largely by our customers' spending on capital equipment and related maintenance services necessary to support key transitions in their underlying product technologies, or to increase their production volumes in response to market demand. Our semiconductor customers generally operate in one or more of the three major semiconductor markets -- memory, foundry and logic. All three of these markets are characterized by rapid technological changes and sudden shifts in end-user demand, which influence the level and pattern of our customers' spending on our products and services. Although capital spending in all three semiconductor markets has historically been very cyclical, the demand for more advanced and lower cost chips used in a growing number of consumer electronics, communications, data processing, and industrial and automotive products has resulted in favorable long-term revenue growth rates for our process control and yield management solutions.
As a supplier to the global semiconductor and semiconductor-related industries, we are subject to the cyclical capital spending that characterizes these industries. The timing, length, intensity and volatility of capacity-oriented capital spending cycles of our customers are unpredictable. In addition, our customer base continues to become more highly concentrated over time, thereby increasing the potential impact of a sudden change in capital spending by a major customer on our revenues and profitability.
The growing use of increasingly sophisticated semiconductor devices has caused many of our customers to invest in additional semiconductor manufacturing capabilities and capacity. These investments have included process control and yield management equipment and services and have had a significant favorable impact on our revenues.
During the fiscal years ended June 30, 2012 and 2011, our revenues and earnings remained robust compared to the prior several fiscal years as we responded to meet the high level of customer demand for our products, driven by the strong growth in the consumer mobile device markets. Our revenue levels in the next fiscal year will depend upon whether our customers maintain these elevated levels of investment in process control equipment. In addition to our revenue levels, our earnings for the next fiscal year will also depend on the amount of research and development spending that we embark upon in meeting our customers' technology roadmaps. We cannot predict the duration and sustainability of these favorable business conditions. We have increased our production volumes and capacity to meet anticipated customer requirements and remain at risk of incurring significant inventory-related and other restructuring charges, if business conditions deteriorate. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications, as well as to reduce cost. We expect that this in turn will drive long-term increased adoption of process control equipment and services that reduce semiconductor defectivity and improve manufacturing yields, reinforcing the longer-term growth drivers in our industry.

The following table sets forth some of our key consolidated financial information for each of our last three fiscal years:

	Year ended June 30,
(Dollar amounts in thousands)	2012	2011	2010
Total revenues	$3,171,944	$3,175,167	$1,820,760
Costs of revenues	$1,330,016	$1,259,243	$815,662
Gross margin percentage	58%	60%	55%
Net income	$756,015	$794,488	$212,300
Diluted income per share	$4.44	$4.66	$1.23
The results for the fiscal year ended June 30, 2012 reflected favorable conditions we encountered as our customers, particularly the foundries, invested heavily in process control equipment to meet the strong demand driven by the mobile device markets.
The results for the fiscal year ended June 30, 2011 reflected improved fundamentals in the semiconductor industry as compared to the prior fiscal year, driven by reduced uncertainty over the global economic environment and continued economic growth in much of Asia. As we increased our business activity levels and shipped more products to our customers during the fiscal year ended June 30, 2011, we continued to maintain cost discipline, which resulted in improved gross margins as well as net income.
Revenues and Gross Margin

	Year ended June 30,
(Dollar amounts in thousands)	2012	2011	2010	FY12 vs. FY11		FY11 vs. FY10
Revenues:
Product	$2,597,755	$2,613,438	$1,324,270	$(15,683)	(1)%	$1,289,168	97%
Service	574,189	561,729	496,490	12,460	2%	65,239	13%
Total revenues	$3,171,944	$3,175,167	$1,820,760	$(3,223)		$1,354,407
Costs of revenues	$1,330,016	$1,259,243	$815,662	$70,773	6%	$443,581	54%
Gross margin percentage	58%	60%	55%	(2)%		5%
Product revenues
Product revenues were substantially flat (decreasing by 1%) in the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011. Revenues from sales of our metrology products increased year over year, primarily driven by the adoption of our latest generation products to support advanced patterning lithography and the introduction of 3-D structures in leading edge designs, but that increase was offset by a decrease in defect inspection product revenues due to the timing of customer purchases and reduction in the sale of product upgrades as we transitioned to our next-generation platforms. Each of these twelve-month periods was similarly highlighted by increased volumes of shipment and installation of our products to satisfy customer demand for process control equipment, particularly among foundries, as our customers encountered high levels of demand for semiconductors from electronics end-markets.
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

Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of service revenues is generally a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems. Service revenues increased during the fiscal year ended June 30, 2012 compared to the fiscal years ended June 30, 2011 and 2010 as a result of an increase in the number of post-warranty systems installed at our customers' sites, as well as service work completed in the three months ended September 30, 2011 to assist our customers in Japan as their operations recovered from the effects of the 2011 Tohoku earthquake and tsunami.
The following customers each accounted for more than 10% of total revenues for the indicated periods:

Year ended June 30,
2012	2011	2010
Samsung Electronics Co., Ltd.	Intel Corporation	Intel Corporation
Taiwan Semiconductor Manufacturing Company Limited	Samsung Electronics Co., Ltd.	Taiwan Semiconductor Manufacturing Company Limited
	Taiwan Semiconductor Manufacturing Company Limited
Revenues by region
Revenues by region for the periods indicated were as follows:

	Year ended June 30,
(Dollar amounts in thousands)	2012		2011		2010
United States	$675,034	21%	$610,955	19%	$341,079	19%
Taiwan	872,583	28%	864,378	27%	688,089	38%
Japan	415,475	13%	413,208	13%	239,393	13%
Europe & Israel	323,902	10%	340,249	11%	111,497	6%
Korea	611,462	19%	480,488	15%	151,198	8%
Rest of Asia	273,488	9%	465,889	15%	289,504	16%
Total	$3,171,944	100%	$3,175,167	100%	$1,820,760	100%
A significant portion of our revenues continues to be generated in Asia, where a substantial portion of the world’s semiconductor manufacturing capacity is located, and we expect that trend to continue.

Gross margin
Our gross margin fluctuates with revenue levels and product mix and is affected by variations in costs related to manufacturing and servicing our products, including our ability to scale our operations efficiently and effectively in response to prevailing business conditions. Over the past several years, we have embarked on various advanced product development, customer satisfaction improvement and globalization initiatives to improve our competitiveness and gross margins. Over the past eight quarters, our gross margin has generally benefited from the operating efficiencies associated with elevated levels of revenues over that period.
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

Gross Margin Percentage
Fiscal year ended June 30, 2010	55.2%
Revenue volume of products and service	3.9%
Mix of products and services sold	(0.1)%
Manufacturing labor, overhead and efficiencies	1.6%
Other service and manufacturing costs	(0.3)%
Fiscal year ended June 30, 2011	60.3%
Revenue volume of products and service	(0.3)%
Mix of products and services sold	(0.7)%
Manufacturing labor, overhead and efficiencies	0.2%
Other service and manufacturing costs	(1.4)%
Fiscal year ended June 30, 2012	58.1%
Changes in gross margin percentage driven by revenue volume reflect our ability to leverage existing infrastructure to generate higher revenues. It also includes the effect of fluctuations in foreign exchange rates, average customer pricing and customer revenue deferrals associated with volume purchase agreements. Changes in gross margin percentage from mix of products and services sold reflect the impact of changes in the composition within product and service offerings. Changes in gross margin percentage from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements; this includes the impact of capacity utilization, use of overtime and variability of cost structure. Changes in gross margin percentage from other service and manufacturing costs include the impact of customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk.
Our gross margin decreased to 58.1% during the fiscal year ended June 30, 2012 from 60.3% during the fiscal year ended June 30, 2011 primarily due to less favorable mix of products and services sold, an increase in revenue deferrals associated with volume purchase agreements and an increase in inventory reserves related to product transitions.
Our gross margin percentage increased to 60.3% during the fiscal year ended June 30, 2011 from 55.2% during the fiscal year ended June 30, 2010 primarily due to increased demand and revenue from the sale of advanced technology defect inspection and metrology products.
Engineering, Research and Development (“R&D”)

	Year ended June 30,
(Dollar amounts in thousands)	2012	2011	2010	FY12 vs. FY11		FY11 vs. FY10
R&D expenses	$452,937	$386,163	$329,560	$66,774	17%	$56,603	17%
R&D expenses as a percentage of total revenues	14%	12%	18%	2%		(6)%
R&D expenses during the fiscal year ended June 30, 2012 increased compared to the fiscal year ended June 30, 2011, primarily due to an increase in employee-related expenses of $24.8 million as a result of annual compensation adjustments and additional engineering headcount, an increase in engineering material costs of $20.3 million for program development related to our next-generation defect inspection products, a decrease in external R&D funding of $11.9 million and an increase in depreciation expense of $5.3 million.

R&D expenses during the fiscal year ended June 30, 2011 increased compared to the fiscal year ended June 30, 2010, primarily due to an increase in employee-related expenses of $27.8 million as a result of additional engineering headcount and higher variable compensation, an increase in engineering material costs of $24.2 million for program development related to our next-generation defect inspection products and an increase in external services of $9.7 million to support expanded R&D activities, partially offset by an increase of $5.1 million in benefit to R&D expense from external funding.
R&D expenses include the benefit of $6.9 million, $18.8 million and $13.7 million of external funding received during the fiscal years ended June 30, 2012, 2011 and 2010, respectively, for certain strategic development programs, primarily from government grants. We expect our R&D expenses to increase with higher levels of business activity as we accelerate our investments in critical programs focusing on new technologies and enhancements to existing products.
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
Selling, General and Administrative (“SG&A”)

	Year ended June 30,
(Dollar amounts in thousands)	2012	2011	2010	FY12 vs. FY11		FY11 vs. FY10
SG&A expenses	$372,666	$369,431	$361,372	$3,235	1%	$8,059	2%
SG&A expenses as a percentage of total revenues	12%	12%	20%	—%		(8)%
SG&A expenses during the fiscal year ended June 30, 2012 were higher compared to the fiscal year ended June 30, 2011, primarily due to a decrease in bad debt recovery of $10.7 million, an increase in expenses related to infrastructure of $5.8 million to support current and anticipated business activities and an increase in consulting expenses of $3.3 million, partially offset by a decrease in legal expenses of $8.8 million, reflecting the resolution of certain litigation matters during the three months ended March 31, 2012, and a decrease in employee-related expenses of $8.2 million as a result of lower variable compensation.
SG&A expenses during the fiscal year ended June 30, 2011 were higher compared to the fiscal year ended June 30, 2010, primarily due to increases in employee-related expenses of $37.0 million as a result of additional headcount to support higher sales volume and higher variable compensation, partially offset by a decrease in asset impairment charges of $13.4 million, a decrease in legal expenses of $9.1 million related to our historical stock option practices and certain indemnification obligations, and an increase in bad debt recovery of $6.7 million.
Interest Income and Other, Net and Interest Expense

	Year ended June 30,
(Dollar amounts in thousands)	2012	2011	2010
Interest income and other, net	$11,966	$4,064	$31,532
Interest expense	$54,197	$54,328	$54,517
Interest income and other, net as a percentage of total revenues	—%	—%	2%
Interest expense as a percentage of total revenues	2%	2%	3%
Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, gains or losses from revaluation of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, impairments associated with equity investments in privately-held companies, and interest related accruals (such as interest and penalty accruals related to our tax obligations). The increase in interest income and other, net during the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011 was primarily attributable to a decrease in impairment charges of $6.9 million for equity investments in privately-held companies and a decrease of $4.1 million in interest and penalty accruals related to uncertain tax positions.

The decrease in interest income and other, net during the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010 was primarily attributable to an increase in impairment charges of $6.8 million for equity investments in privately-held companies and an international tax reserve benefit of $15.9 million due to the expiration of a statute of limitations relating to an uncertainty in our position with respect to a foreign transaction-based tax during the fiscal year ended June 30, 2010 compared to no tax reserve benefit during the fiscal year ended June 30, 2011.
Interest expense is primarily attributable to the $750 million aggregate principal amount of senior fixed rate notes that we issued in the fourth quarter of the fiscal year ended June 30, 2008.
Provision for Income Taxes
The following table provides details of income taxes:

(Dollar amounts in thousands)	Year ended June 30,
	2012	2011	2010
Income before income taxes	$974,094	$1,110,066	$291,181
Provision for income taxes	$218,079	$315,578	$78,881
Effective tax rate	22.4%	28.4%	27.1%
The provision for income taxes differs from the statutory U.S. federal rate primarily due to foreign income with lower tax rates and tax credits, offset by state taxes, the tax effects of employee stock activity and other factors.
Tax expense as a percentage of income during the fiscal year ended June 30, 2012 was 22.4% compared to 28.4% for the fiscal year ended June 30, 2011. Tax expense decreased primarily from a decrease in state tax expense, a decrease in tax reserves, and an increase in the percentage of our revenues that were earned outside the U.S. in jurisdictions with lower tax rates.
Tax expense as a percentage of income during the fiscal year ended June 30, 2011 was 28.4% compared to 27.1% for the fiscal year ended June 30, 2010. Tax expense increased primarily from an increase in state tax expense, a decrease in the percentage of our revenues that were earned outside the U.S. in jurisdictions with lower tax rates, and an increase in tax reserves, offset by a decrease in the effect of shortfalls from employee stock activity.
Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with acquisitions, research and development credits as a percentage of aggregate pre-tax income, the domestic manufacturing deduction, non-taxable or non-deductible increases or decreases in the assets held within our Executive Deferred Savings Plan, the tax effects of employee stock activity and the effectiveness of our tax planning strategies.
We incurred $11.9 million and $15.2 million in additional tax expense during the fiscal years ended June 30, 2012 and 2011, respectively, due to shortfalls from employee stock activity. Windfall tax benefits arise when a company's tax deduction for employee stock activity exceeds book compensation for the same activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes.
For the fiscal year ending June 30, 2013, cumulative shortfalls from employee stock activity may continue to exceed cumulative windfalls from employee stock activity, and we may therefore report higher provision for income taxes as a result. Because we cannot determine all of the factors that will enter into our income tax expense computation for the fiscal year ending June 30, 2013, we cannot currently estimate this impact on our tax rate for the next fiscal year.
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

Liquidity and Capital Resources

	As of June 30,
(Dollar amounts in thousands)	2012	2011	2010
Cash and cash equivalents	$751,294	$711,329	$529,918
Marketable securities	1,783,150	1,327,206	1,004,126
Total cash, cash equivalents and marketable securities	$2,534,444	$2,038,535	$1,534,044
Percentage of total assets	50%	44%	39%

	Year ended June 30,
(In thousands)	2012	2011	2010
Net cash provided by operating activities	$941,617	$823,166	$447,800
Net cash used in investing activities	(528,891)	(359,510)	(227,964)
Net cash used in financing activities	(364,103)	(300,155)	(216,331)
Effect of exchange rate changes on cash and cash equivalents	(8,658)	17,910	1,446
Net increase in cash and cash equivalents	$39,965	$181,411	$4,951
As of June 30, 2012, our cash, cash equivalents and marketable securities totaled $2.5 billion, which is an increase of $496 million from June 30, 2011. As of June 30, 2012, $888 million of our $2.5 billion of cash, cash equivalents, and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to permanently reinvest approximately $673 million of the cash held by our foreign subsidiaries. If, however, a portion of these funds were to be needed for our operations in the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from where the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $215 million of the $888 million held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
The total amount of dividends paid during the fiscal years ended June 30, 2012, 2011 and 2010 was $234 million, $167 million and $102 million, respectively. The increase in the total amount of dividends paid during the fiscal year ended June 30, 2012 compared to the preceding fiscal years reflected an increase during the quarter ended September 30, 2011 to the level of our quarterly dividend from $0.25 to $0.35 per share. On July 10, 2012, we announced that our Board of Directors had authorized a further increase in the level of our quarterly dividend from $0.35 to $0.40 per share.
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

Fiscal Year 2012 Compared to Fiscal Year 2011
Net cash provided by operating activities during the fiscal year ended June 30, 2012 increased compared to the fiscal year ended June 30, 2011 from $823 million to $942 million primarily as a result of the following key factors:

•
A decrease in tax payments of approximately $240 million, which includes a tax refund of $40 million and a change in the timing of when revenue is recognized for federal income tax purposes, resulting in lower tax payments during the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011. We expect that tax payments in future periods will increase to normal amounts relative to our profit before taxes. This decrease in tax payments was partially offset by

•	A decrease in cash collections of approximately $65 million during the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011 and

•	An increase in payroll expenses of approximately $95 million during the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011, mainly due to increases in employee headcount.
Net cash used in investing activities during the fiscal year ended June 30, 2012 increased compared to the fiscal year ended June 30, 2011 from $360 million to $529 million, primarily as a result of an increase in the use of cash for purchases of available-for-sale and trading securities, net of sales and maturities, of approximately $147 million during the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011.
Net cash used in financing activities during the fiscal year ended June 30, 2012 increased compared to the fiscal year ended June 30, 2011 from $300 million to $364 million, primarily as a result of the following key factors:

•
An increase in dividend payments of $66 million during the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011, mainly due to an increase in the quarterly dividend payout amount that we announced in July 2011, and

•	An increase in common stock repurchases of $29 million during the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011, partially offset by

•	An increase in proceeds from the exercise of stock options of $39 million during the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011.
Fiscal Year 2011 Compared to Fiscal Year 2010
Net cash provided by operating activities during the fiscal year ended June 30, 2011 increased compared to the fiscal year ended June 30, 2010 from $448 million to $823 million, primarily as a result of the following key factors:

•
An increase in cash collections of approximately $1.4 billion during the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010, due to higher sales volume, partially offset by

•
An increase in vendor payments of approximately $580 million during the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010, to support a higher level of business activities,

•
An increase in payroll expenses of approximately $170 million during the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010, mainly due to bonus payments for fiscal year 2010 (which were paid during fiscal year 2011) and higher headcount, and

•	An increase in tax payments of approximately $270 million during the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010, due to higher profitability.
Net cash used in investing activities during the fiscal year ended June 30, 2011 increased compared to the fiscal year ended June 30, 2010 from $228 million to $360 million, primarily as a result of an increase in the use of cash for purchases of available-for-sale and trading securities, net of sales and maturities, of approximately $124 million during the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010.

Net cash used in financing activities during the fiscal year ended June 30, 2011 increased compared to the fiscal year ended June 30, 2010 from $216 million to $300 million, primarily as a result of the following key factors:

•
An increase in dividend payments of $65 million during the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010, mainly due to an increase in the quarterly dividend payout amount that we announced in July 2010, and

•
An increase in common stock repurchases of $99 million during the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010, mainly due to the temporary suspension of our stock repurchase program from October 2008 to February 2010 due to market conditions, partially offset by

•	An increase in proceeds from the exercise of stock options of $89 million during the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010.
Contractual Obligations
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2012:

	Fiscal year ending June 30,
(In thousands)	Total	2013	2014	2015	2016	2017	2018 and thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$—	$750,000	$—
Interest expense associated with long-term debt obligations	301,875	51,750	51,750	51,750	51,750	51,750	43,125	—
Purchase commitments	308,209	296,455	7,777	3,970	7	—	—	—
Non-current income tax payable(2)	55,430	—	—	—	—	—	—	55,430
Operating leases	24,400	8,537	5,618	2,998	2,748	2,314	2,185	—
Pension obligations	31,126	2,473	2,014	3,040	2,466	2,736	18,397	—
Total contractual cash obligations	$1,471,040	$359,215	$67,159	$61,758	$56,971	$56,800	$813,707	$55,430
 __________________

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Year ended June 30,
(In thousands)	2012	2011	2010
Receivables sold under factoring agreements	$368,894	$313,578	$107,666
Proceeds from sales of LCs	$30,142	$140,534	$37,226
 Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.

We maintain guarantee arrangements available through various financial institutions for up to $20.2 million, of which $18.2 million had been issued as of June 30, 2012, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.
We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $308 million as of June 30, 2012 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
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
Working capital increased to $3.3 billion as of June 30, 2012, compared to $2.8 billion as of June 30, 2011. This increase is primarily due to higher levels of cash and marketable securities as we generated significant cash flow from operations during the fiscal year ended June 30, 2012, as well as higher levels of accounts receivable and inventory that resulted from supporting elevated levels of business activities, which was partially offset by cash payments relating to our stock repurchases and dividend programs. As of June 30, 2012, our principal sources of liquidity consisted of $2.5 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next twelve months.
Our credit ratings and outlooks as of July 9, 2012 are summarized below:

Rating Agency	Rating	Outlook
Fitch	BBB	Stable
Moody’s	Baa1	Stable
Standard & Poor’s	BBB	Stable
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy.

Off-Balance Sheet Arrangements
Under our foreign currency risk management strategy, we utilize derivative instruments to protect our interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program, which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 15, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for a detailed description). Our outstanding hedge contracts, with maximum maturity of 18 months, were as follows:

	As of June 30,
(In thousands)	2012	2011
Cash flow hedge contracts
Purchase	$14,689	$3,381
Sell	$29,362	$30,133
Other foreign currency hedge contracts
Purchase	$121,965	$174,499
Sell	$126,827	$216,738

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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of June 30, 2012. Actual results may differ materially.
As of June 30, 2012, we had an investment portfolio of fixed income securities of $1.8 billion, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2012, the fair value of the portfolio would decline by $1.5 million.
As of June 30, 2012, we had net forward and option contracts to sell $19.5 million in foreign currency in order to hedge certain currency exposures (detail of these contracts and hedging activities is included in Note 15, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements). If we had entered into these contracts on June 30, 2012, the U.S. dollar equivalent would have been $20.0 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $18.4 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior unsecured notes due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of June 30, 2012, the book value and the fair value of our fixed rate debt were $746.8 million and $902.2 million, respectively. As of June 30, 2011, the book value and the fair value of our fixed rate debt were $746.3 million and $863.5 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLA-TENCOR CORPORATION
Consolidated Balance Sheets

	As of June 30,
(In thousands)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$751,294	$711,329
Marketable securities	1,783,150	1,327,206
Accounts receivable, net	701,280	583,270
Inventories	650,802	575,730
Deferred income taxes	184,670	331,397
Other current assets	92,847	147,078
Total current assets	4,164,043	3,676,010
Land, property and equipment, net	277,686	257,358
Goodwill	327,716	328,156
Purchased intangibles, net	55,636	85,902
Other non-current assets	275,227	328,095
Total assets	$5,100,308	$4,675,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,183	$142,945
Deferred system profit	147,218	192,338
Unearned revenue	63,095	44,264
Other current liabilities	513,411	499,314
Total current liabilities	862,907	878,861
Non-current liabilities:
Long-term debt	746,833	746,290
Income tax payable	50,839	78,337
Unearned revenue	34,899	34,905
Other non-current liabilities	89,235	76,235
Total liabilities	1,784,713	1,814,628
Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 249,520 and 244,281 shares issued, 166,710 and 167,118 shares outstanding, as of June 30, 2012 and June 30, 2011, respectively	167	167
Capital in excess of par value	1,089,313	1,010,492
Retained earnings	2,247,258	1,852,633
Accumulated other comprehensive income (loss)	(21,143)	(2,399)
Total stockholders’ equity	3,315,595	2,860,893
Total liabilities and stockholders’ equity	$5,100,308	$4,675,521
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Operations

	Year ended June 30,
(In thousands, except per share data)	2012	2011	2010
Revenues:
Product	$2,597,755	$2,613,438	$1,324,270
Service	574,189	561,729	496,490
Total revenues	3,171,944	3,175,167	1,820,760
Costs and operating expenses:
Costs of revenues	1,330,016	1,259,243	815,662
Engineering, research and development	452,937	386,163	329,560
Selling, general and administrative	372,666	369,431	361,372
Total costs and operating expenses	2,155,619	2,014,837	1,506,594
Income from operations	1,016,325	1,160,330	314,166
Interest income and other, net	11,966	4,064	31,532
Interest expense	54,197	54,328	54,517
Income before income taxes	974,094	1,110,066	291,181
Provision for income taxes	218,079	315,578	78,881
Net income	$756,015	$794,488	$212,300
Net income per share:
Basic	$4.53	$4.75	$1.24
Diluted	$4.44	$4.66	$1.23
Cash dividends declared per share	$1.40	$1.00	$0.60
Weighted-average number of shares:
Basic	166,795	167,261	170,652
Diluted	170,147	170,352	173,034

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balances as of June 30, 2009	170,669	$835,477	$1,370,132	$(21,217)	$2,184,392
Components of comprehensive income:
Net income	—	—	212,300	—	212,300
Change in unrealized loss on defined benefit plan assets, net of tax	—	—	—	(4,446)	(4,446)
Change in unrealized gain on investments, net of tax	—	—	—	36	36
Currency translation adjustments	—	—	—	(5,439)	(5,439)
Deferred losses on cash flow hedging instruments, net of tax	—	—	—	(237)	(237)
Total comprehensive income					202,214
Net issuance under employee stock plans	1,999	22,353	—	—	22,353
Repurchase of common stock	(4,625)	(17,341)	(123,569)	—	(140,910)
Cash dividends declared ($0.60 per share)	—	—	(102,409)	—	(102,409)
Stock-based compensation expense	—	85,982	—	—	85,982
Tax charges for stock option transactions	—	(5,011)	—	—	(5,011)
Balances as of June 30, 2010	168,043	921,460	1,356,454	(31,303)	2,246,611
Components of comprehensive income:
Net income	—	—	794,488	—	794,488
Change in unrealized loss on defined benefit plan assets, net of tax	—	—	—	(643)	(643)
Change in unrealized gain on investments, net of tax	—	—	—	347	347
Currency translation adjustments	—	—	—	27,951	27,951
Deferred gains on cash flow hedging instruments, net of tax	—	—	—	1,249	1,249
Total comprehensive income					823,392
Net issuance under employee stock plans	5,002	102,016	—	—	102,016
Repurchase of common stock	(6,190)	(102,013)	(130,911)	—	(232,924)
Issuance of common stock for litigation settlement related to historical stock option practices	263	7,766	—	—	7,766
Cash dividends declared ($1.00 per share)	—	—	(167,398)	—	(167,398)
Stock-based compensation expense	—	81,430	—	—	81,430
Balances as of June 30, 2011	167,118	1,010,659	1,852,633	(2,399)	2,860,893
Components of comprehensive income:
Net income	—	—	756,015	—	756,015
Change in unrealized loss on defined benefit plan assets, net of tax	—	—	—	(6,350)	(6,350)
Change in unrealized loss on investments, net of tax	—	—	—	(1,098)	(1,098)
Currency translation adjustments	—	—	—	(10,669)	(10,669)
Deferred losses on cash flow hedging instruments, net of tax	—	—	—	(627)	(627)
Total comprehensive income					737,271
Net issuance under employee stock plans	5,382	133,307	—	—	133,307
Repurchase of common stock	(5,790)	(133,321)	(127,829)	—	(261,150)
Cash dividends declared ($1.40 per share)	—	—	(233,561)	—	(233,561)
Stock-based compensation expense	—	78,835	—	—	78,835
Balances as of June 30, 2012	166,710	$1,089,480	$2,247,258	$(21,143)	$3,315,595
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$756,015	$794,488	$212,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,133	86,044	87,348
Asset impairment charges	2,878	10,568	15,149
Net gain on sale of real estate assets	—	(1,372)	(2,984)
Non-cash stock-based compensation expense	78,835	81,430	85,982
Provision for doubtful accounts	—	—	(2,888)
Net gain on sale of marketable securities and other investments	(637)	(2,479)	(5,077)
Deferred income taxes	193,412	64,736	(19,865)
Tax charge from equity awards	—	—	(5,133)
Excess tax benefit from equity awards	—	(71)	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Increase in accounts receivable, net	(113,922)	(128,219)	(220,857)
Increase in inventories	(93,145)	(170,141)	(27,715)
Decrease (increase) in other assets	58,041	(56,743)	102,033
Increase (decrease) in accounts payable	(3,732)	34,259	44,381
Increase (decrease) in deferred system profit	(45,121)	(12,425)	108,943
Increase in other liabilities	16,860	123,091	76,183
Net cash provided by operating activities	941,617	823,166	447,800
Cash flows from investing activities:
Acquisitions of businesses, net of cash received	—	—	(1,500)
Capital expenditures, net	(57,596)	(51,151)	(30,202)
Proceeds from sale of assets	2,228	18,185	5,878
Purchase of available-for-sale securities	(1,522,424)	(1,142,491)	(1,080,412)
Proceeds from sale and maturity of available-for-sale securities	1,046,665	795,762	854,970
Purchase of trading securities	(55,906)	(63,005)	(77,295)
Proceeds from sale of trading securities	58,142	83,190	100,597
Net cash used in investing activities	(528,891)	(359,510)	(227,964)
Cash flows from financing activities:
Issuance of common stock	163,569	124,573	35,867
Tax withholding payments related to vested and released restricted stock units	(30,247)	(22,557)	(13,514)
Common stock repurchases	(263,864)	(234,844)	(136,275)
Excess tax benefit from equity awards	—	71	—
Payment of dividends to stockholders	(233,561)	(167,398)	(102,409)
Net cash used in financing activities	(364,103)	(300,155)	(216,331)
Effect of exchange rate changes on cash and cash equivalents	(8,658)	17,910	1,446
Net increase in cash and cash equivalents	39,965	181,411	4,951
Cash and cash equivalents at beginning of period	711,329	529,918	524,967
Cash and cash equivalents at end of period	$751,294	$711,329	$529,918
Supplemental cash flow disclosures:
Income taxes paid (refunds received), net	$20,018	$262,086	$(13,989)
Interest paid	$54,523	$52,819	$52,438
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
Cash Equivalents and Marketable Securities. All highly liquid debt instruments with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents. Marketable securities are generally classified as available-for-sale for use in current operations, if required, and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).” All realized gains and losses and unrealized losses resulting from declines in fair value that are other than temporary are recorded in earnings in the period of occurrence. The specific identification method is used to determine the realized gains and losses on investments. For all investments in debt and equity securities, the Company assesses whether the impairment is other than temporary. If the fair value of a debt security is less than its amortized cost basis, an impairment is considered other than temporary if (i) the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (ii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other than temporary based on condition (i), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other than temporary based on condition (ii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings, and the amount relating to all other factors will be recognized in other comprehensive income. The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized losses, credit ratings, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.
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

Inventories. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Demonstration units are stated at their manufacturing cost and written down to their net realizable value. The Company reviews and sets standard costs semi-annually at current manufacturing costs in order to approximate actual costs. The Company’s manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and spoilage are recognized as current period charges. The Company writes down product inventory based on forecasted demand and technological obsolescence and parts inventory based on forecasted usage and customer support requirements. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.
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
Property and Equipment. Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets, which are generally thirty to thirty-five years for buildings, ten to fifteen years for leasehold improvements, five to seven years for furniture and fixtures, and two to five years for machinery and equipment. Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Construction in process assets are not depreciated until the assets are placed in service. Depreciation expense for the fiscal years ended June 30, 2012, 2011 and 2010 was $45.8 million, $39.3 million and $43.5 million, respectively.
Goodwill and Intangible Assets. The Company assesses goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See Note 5, “Goodwill and Purchased Intangible Assets” for a detailed description. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2011 during the three months ended December 31, 2011 and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the three months ended December 31, 2011. The next annual evaluation of the goodwill by reporting unit will be performed in the three months ending December 31, 2012.
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
Concentration of Credit Risk. Financial instruments that potentially subject KLA-Tencor to significant concentrations of credit risk consist primarily of cash equivalents, short-term and non-current marketable securities, trade accounts receivable and derivative financial instruments used in hedging activities. The Company invests in a variety of financial instruments, such as, but not limited to, certificates of deposit, corporate debt and municipal securities, United States Treasury and Government agency securities, and equity securities and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material credit losses on its investments.
A majority of the Company's trade receivables are derived from sales to large multinational semiconductor manufacturers located throughout the world, with a majority located in Asia. In recent years, the Company's customer base has become increasingly consolidated due to corporate acquisitions and business closures, and to the extent that these customers experience liquidity issues in the future, the Company may be required to incur additional bad debt expense with respect to trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for potential credit losses based upon expected collectibility of all accounts receivable. In addition, the Company may utilize letters of credit or non-recourse factoring to mitigate credit risk when considered appropriate.

The Company is exposed to credit loss in the event of non-performance by counterparties on the foreign exchange contracts that the Company uses in hedging activities and in certain factoring transactions. These counterparties are large international financial institutions, and to date no such counterparty has failed to meet its financial obligations to the Company under such contracts.
The following customers each accounted for more than 10% of total revenues for the indicated periods:

Year ended June 30,
2012	2011	2010
Samsung Electronics Co., Ltd.	Intel Corporation	Intel Corporation
Taiwan Semiconductor Manufacturing Company Limited	Samsung Electronics Co., Ltd.	Taiwan Semiconductor Manufacturing Company Limited
	Taiwan Semiconductor Manufacturing Company Limited
The following customers each accounted for more than 10% of net accounts receivable as of the dates indicated below:

As of June 30,
2012	2011
Samsung Electronics Co., Ltd.	GlobalFoundries Inc.
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
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
All of the Company's derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments adjusted for risk of counterparty non-performance. For derivative instruments designated and qualifying as cash flow hedges of forecasted foreign currency denominated transactions expected to occur within twelve months, the effective portion of the gain or loss on these hedges is reported as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is (or becomes) ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gains or losses on these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

Warranty. KLA-Tencor provides standard warranty coverage on its systems for 40 hours per week for twelve months, providing labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, the Company calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. The Company updates these estimated charges on a quarterly basis. The actual product performance and/or field expense profiles may differ, and in those cases the Company adjusts its warranty accruals accordingly (see Note 12, “Commitments and Contingencies”).
Revenue Recognition. KLA-Tencor recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The Company derives revenue from three sources—sales of systems, spare parts and services. The Company recognizes revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. Under certain circumstances, however, the Company recognizes revenue prior to acceptance from the customer, as follows:

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

•	When system sales to independent distributors have no installation requirement, contain no acceptance agreement, and 100% payment is due based upon shipment, revenue is recognized upon shipment.

•
When the installation of the system is deemed perfunctory, revenue is recognized upon shipment. The portion of revenue associated with installation is deferred based on estimated fair value, and that revenue is recognized upon completion of the installation.

•
When the customer withholds acceptance due to issues unrelated to product performance, revenue is recognized when the system is performing as intended and meets all published and agreed-upon specifications.

•	When the system is damaged during transit and title has passed to the customer, revenue is recognized upon receipt of cash payment from the customer.
In many instances, products are sold in stand-alone arrangements. Services are sold separately through renewals of annual maintenance contracts. The Company also allows for multiple element revenue arrangements in cases where certain elements of a sales arrangement are not delivered and accepted in one reporting period. To determine the relative fair value of each element in a revenue arrangement, the Company allocates arrangement consideration based on the selling price hierarchy. For substantially all of the arrangements with multiple deliverables pertaining to products and services, the Company uses vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) to allocate the selling price to each deliverable. The Company determines TPE based on historical prices charged for products and services when sold on a stand-alone basis. When the Company is unable to establish relative selling price using VSOE or TPE, the Company uses estimated selling price (“ESP”) in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. ESP could potentially be used for new or customized products. The Company regularly reviews relative selling prices and maintains internal controls over the establishment and updates of these estimates.
In a multiple element revenue arrangement, the Company defers revenue recognition associated with the relative fair value of the undelivered elements until that element is delivered to the customer. To be considered a separate element, the product or service in question must represent a separate unit of accounting, which means that such product or service must fulfill the following criteria: (a) the delivered item(s) has value to the customer on a stand-alone basis; and (b) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If the arrangement does not meet all the above criteria, the entire amount of the sales contract is deferred until all elements are accepted by the customer.
Trade-in rights are occasionally granted to customers to trade in tools in connection with subsequent purchases. The Company estimates the value of the trade-in right and reduces the revenue recognized on the initial sale. This amount is recognized at the earlier of the exercise of the trade-in right or the expiration of the trade-in right.
 Spare parts revenue is recognized when the product has been shipped, risk of loss has passed to the customer and collection of the resulting receivable is probable.

Service and maintenance contract revenue is recognized ratably over the term of the maintenance contract. Revenue from services performed in the absence of a maintenance contract, including consulting and training revenue, is recognized when the related services are performed and collectibility is reasonably assured.
The Company sells stand-alone software that is subject to the software revenue recognition guidance. The Company periodically reviews selling prices to determine whether VSOE exists, and in some situations where the Company is unable to establish VSOE for undelivered elements such as post-contract service, revenue is recognized ratably over the term of the service contract.
The Company also defers the fair value of non-standard warranty bundled with equipment sales as unearned revenue. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for twelve months. Non-standard warranty is recognized ratably as revenue when the applicable warranty term period commences.
The deferred system profit balance equals the amount of deferred system revenue that was invoiced and due on shipment, less applicable product and warranty costs. Deferred system revenue represents the value of products that have been shipped and billed to customers which have not met the Company's revenue recognition criteria. Deferred system profit does not include the profit associated with product shipments to customers in Japan, to whom title does not transfer until customer acceptance. Shipments to customers in Japan are classified as inventory at cost until the time of acceptance.
Research and Development Costs. Research and development costs are expensed as incurred.
Strategic Development Agreements. Gross engineering, research and development expenses were partially offset by $6.9 million, $18.8 million and $13.7 million in external funding received under certain strategic development programs primarily from government grants in the fiscal years ended June 30, 2012, 2011 and 2010, respectively.
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
Advertising Expenses. Advertising costs are expensed as incurred. Advertising expenses for the fiscal years ended June 30, 2012, 2011 and 2010 were $2.4 million, $2.2 million and $1.6 million, respectively.
Income Taxes. KLA-Tencor accounts for income taxes in accordance with the authoritative guidance, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. The Company has determined that a valuation allowance was necessary against a portion of the deferred tax assets, but it anticipates that its future taxable income will be sufficient to recover the remainder of its deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company could be required to record a valuation allowance against its deferred tax assets. This would result in an increase to the Company’s tax provision in the period in which the Company determines that the recovery is not probable.
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
Contingencies and Litigation. The Company is subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Company accrues a liability and recognizes as expense the estimated costs expected to be incurred over the next twelve months to defend or settle asserted and unasserted claims existing as of the balance sheet date. See Note 12, “Commitments and Contingencies” and Note 13, “Litigation and Other Legal Matters” for a detailed description.
Reclassifications. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. The reclassifications had no effect on the Consolidated Statements of Operations or Cash Flows.
Recent Accounting Pronouncements. In December 2011, the FASB issued an accounting standard update requiring enhanced disclosure about certain financial instruments and derivative instruments that are offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirement becomes effective retrospectively in the first quarter of the Company's fiscal year ending June 30, 2014. The Company does not expect that the requirement will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.
In September 2011, the FASB issued an accounting standard update intended to simplify testing goodwill for impairment. The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company's fiscal year ending June 30, 2013, and early adoption is permitted. The Company elected to early adopt this accounting guidance at the beginning of the three months ended December 31, 2011 (see Note 5, “Goodwill and Purchased Intangible Assets” for a detailed description).
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
All of the Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of June 30, 2012, because they were valued using quoted market prices, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market funds, U.S. Government agency securities and certain U.S. Treasury securities and sovereign securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company's Consolidated Balance Sheet as follows:

As of June 30, 2012 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Money market and other	$607,038	$607,038	$—
Marketable securities:
U.S. Treasury securities	91,438	88,014	3,424
U.S. Government agency securities	634,492	634,492	—
Municipal securities	66,543	—	66,543
Corporate debt securities	917,392	—	917,392
Sovereign securities	29,145	10,129	19,016
Equity securities	10	10	—
Total cash equivalents and marketable securities(1)	2,346,058	1,339,683	1,006,375
Other current assets:
Derivative assets	1,407	—	1,407
Other non-current assets:
Executive Deferred Savings Plan:
Money market and other	732	732	—
Mutual funds	124,622	94,572	30,050
Executive Deferred Savings Plan total	125,354	95,304	30,050
Total financial assets(1)	$2,472,819	$1,434,987	$1,037,832
Other current liabilities:
Derivative liabilities	$(1,909)	$—	$(1,909)
Total financial liabilities	$(1,909)	$—	$(1,909)
__________________
(1) Excludes cash of $126.0 million held in operating accounts and time deposits of $62.4 million as of June 30, 2012.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company's Consolidated Balance Sheet as follows:

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

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the fiscal years ended June 30, 2012 and 2011. The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of June 30, 2012 or 2011.

Changes in the Company's Level 3 securities for the indicated periods were as follows:

	Year ended June 30,
(In thousands)	2012	2011
Beginning aggregate estimated fair value of Level 3 securities	$—	$16,825
Net settlements	—	(16,825)
Ending aggregate estimated fair value of Level 3 securities	$—	$—
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
NOTE 3 — FINANCIAL STATEMENT COMPONENTS
Consolidated Balance Sheets

	As of June 30,
(In thousands)	2012	2011
Accounts receivable, net:
Accounts receivable, gross	$723,607	$605,376
Allowance for doubtful accounts	(22,327)	(22,106)
	$701,280	$583,270
Inventories:
Customer service parts	$197,013	$148,466
Raw materials	234,549	235,605
Work-in-process	170,254	131,804
Finished goods	48,986	59,855
	$650,802	$575,730
Other current assets:
Prepaid expenses	$53,472	$61,796
Income tax related receivables	22,943	59,774
Other current assets	16,432	25,508
	$92,847	$147,078
Land, property and equipment, net(1):
Land	$41,397	$41,956
Buildings and leasehold improvements	244,807	234,173
Machinery and equipment	443,668	447,772
Office furniture and fixtures	19,493	19,645
Construction in process	11,765	6,979
	761,130	750,525
Less: accumulated depreciation and amortization	(483,444)	(493,167)
	$277,686	$257,358
Other non-current assets:
Executive Deferred Savings Plan(2)	$125,354	$128,033
Deferred tax assets—long-term	128,738	173,788
Other	21,135	26,274

	$275,227	$328,095
Other current liabilities:
Warranty	$46,496	$41,528
Executive Deferred Savings Plan(2)	125,329	128,088
Compensation and benefits	175,007	186,761
Income taxes payable	11,251	16,364
Interest payable	8,769	8,769
Accrued litigation costs	1,080	4,824
Other accrued expenses	145,479	112,980
	$513,411	$499,314
Accumulated other comprehensive income (loss):
Currency translation adjustments	$(10,419)	$251
Gains (losses) on cash flow hedging instruments, net of taxes (benefits) of $(343) in 2012 and $5 in 2011	(619)	8
Unrealized gains on investments, net of taxes of $1,498 in 2012 and $2,258 in 2011	2,811	3,909
Unrealized losses of defined benefit pension plan, net of tax benefits of $(6,486) in 2012 and $(4,637) in 2011	(12,916)	(6,567)
	$(21,143)	$(2,399)
 __________________

(1)	As of June 30, 2011, the net book value of property and equipment includes assets held for sale of $2.3 million. There were no assets held for sale as of June 30, 2012.

(2)
KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. As of June 30, 2012, the Company had a deferred compensation plan related asset and liability included as a component of other non-current assets and other current liabilities on the Consolidated Balance Sheet.

Consolidated Statements of Operations

	Year ended June 30,
(In thousands)	2012	2011		2010
Interest income and other, net:
Interest income	$15,321	$15,513		$17,512
Foreign exchange losses, net	(2,864)	(2,108)		(5,009)
Realized gains on sale of investments	637	2,479		4,021
Other	(1,128)	(11,820)	(1)	15,008	(2)
	$11,966	$4,064		$31,532
 __________________

(1)	Includes impairment charges of $9.9 million recorded during the fiscal year ended June 30, 2011 for equity investments in privately-held companies.

(2)
Includes a benefit of $15.9 million that the Company recorded upon expiration of a statute of limitations related to an uncertainty in the Company’s position with respect to a foreign transaction-based tax.

NOTE 4 — MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of June 30, 2012 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$91,387	$67	$(16)	$91,438
U.S. Government agency securities	633,587	981	(76)	634,492
Municipal securities	66,538	107	(102)	66,543
Corporate debt securities	914,134	3,826	(568)	917,392
Money market and other	607,038	—	—	607,038
Sovereign securities	29,056	89	—	29,145
Equity securities	10	—	—	10
Subtotal	2,341,750	5,070	(762)	2,346,058
Add: Time deposits(1)	62,431	—	—	62,431
Less: Cash equivalents	625,339	—	—	625,339
Marketable securities	$1,778,842	$5,070	$(762)	$1,783,150

As of June 30, 2011 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$58,754	$165	$(23)	$58,896
U.S. Government agency securities	319,375	931	(123)	320,183
Municipal securities	38,688	275	(6)	38,957
Corporate debt securities	870,591	5,162	(368)	875,385
Money market and other	481,770	—	—	481,770
Sovereign securities	31,932	179	(25)	32,086
Subtotal	1,801,110	6,712	(545)	1,807,277
Add: Time deposits(1)	65,402	—	—	65,402
Less: Cash equivalents	545,475	—	(2)	545,473
Marketable securities	$1,321,037	$6,712	$(543)	$1,327,206
__________________
(1) Time deposits excluded from fair value measurements.

KLA-Tencor’s investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in market interest rates, bond yields and/or credit ratings. The Company has the ability to realize the full value of all of these investments upon maturity. The following table summarizes the fair value and gross unrealized losses of the Company's investments that were in an unrealized loss position as of the date indicated below:

As of June 30, 2012 (In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$47,093	$(16)
U.S. Government agency securities	115,894	(76)
Municipal securities	38,399	(102)
Corporate debt securities	225,186	(568)
Total	$426,572	$(762)
 __________________

(1)	Of the total gross unrealized losses, there were no amounts that, as of June 30, 2012, had been in a continuous loss position for 12 months or more.
The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company's Consolidated Balance Sheet, as of the date indicated below were as follows:

As of June 30, 2012 (In thousands)	Amortized Cost	Fair Value
Due within one year	$464,939	$466,044
Due after one year through three years	1,313,903	1,317,106
	$1,778,842	$1,783,150
Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized gains for the fiscal years ended June 30, 2012, 2011 and 2010 were $0.6 million, $2.5 million and $4.0 million, respectively.
NOTE 5 — GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balances as of the dates indicated below:

(In thousands)	As of June 30, 2012	As of June 30, 2011
Gross goodwill balance	$604,302	$604,742
Accumulated impairment losses	(276,586)	(276,586)
Net goodwill balance	$327,716	$328,156
The changes in the gross goodwill balance during the fiscal years ended June 30, 2012 and 2011 resulted from foreign currency translation adjustments.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In September 2011, the FASB amended its guidance to simplify testing goodwill for impairment, allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines as a result of the qualitative assessment that it is more likely than not (> 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. The Company elected to early adopt this accounting guidance during the three months ended December 31, 2011.

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
The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2011 during the three months ended December 31, 2011 and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, market capitalization, stock price, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities. As such, it was not necessary to perform the two-step goodwill impairment test at that time.
Based on the Company's assessment, goodwill in the reporting units was not impaired as of December 31, 2011 or 2010.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of June 30, 2012			As of June 30, 2011
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$134,561	$110,370	$24,191	$134,561	$94,172	$40,389
Patents	6-13 years	57,648	46,966	10,682	57,648	40,591	17,057
Trade name/Trademark	4-10 years	19,893	14,428	5,465	19,893	12,907	6,986
Customer relationships	6-7 years	54,823	39,525	15,298	54,823	33,565	21,258
Other	0-1 year	16,200	16,200	—	16,200	15,988	212
Total		$283,125	$227,489	$55,636	$283,125	$197,223	$85,902
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
 For the fiscal years ended June 30, 2012, 2011 and 2010, amortization expense for other intangible assets was $30.3 million, $32.9 million and $33.8 million, respectively. Based on the intangible assets recorded as of June 30, 2012, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Year ending June 30:	Amortization (In thousands)
2013	$20,914
2014	15,537
2015	12,771
2016	5,582
2017	806
Thereafter	26
Total	$55,636

NOTE 6 — LONG-TERM DEBT
In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as of June 30, 2012.
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
Based on the trading prices of the debt on the applicable dates, the fair value of the debt as of June 30, 2012 and 2011 was $902.2 million and $863.5 million, respectively.
NOTE 7 — STOCK-BASED COMPENSATION
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

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

(In thousands)	Available For Grant
Balances as of June 30, 2009(1)	7,702
Shares added to 2004 Plan	11,000
Restricted stock units granted(2)	(5,213)
Restricted stock units canceled (2)	1,140
Restricted stock units withheld for taxes(2)(3)	244
Options canceled/expired/forfeited	1,161
Plan shares expired(4)	(872)
Balances as of June 30, 2010(1)	15,162
Restricted stock units granted(2)(5)	(4,062)
Restricted stock units canceled(2)	367
Options canceled/expired/forfeited	1,141
Plan shares expired(4)	(1,054)
Balances as of June 30, 2011(1)	11,554
Restricted stock units granted(2)(6)	(4,145)
Restricted stock units canceled(2)	508
Options canceled/expired/forfeited	788
Plan shares expired(4)	(736)
Balances as of June 30, 2012(1)	7,969
__________________

(1)
Includes shares available for issuance under the 2004 Plan, as well as under the Company’s 1998 Outside Director Option Plan (the “Outside Director Plan”), which only permits the issuance of stock options to the Company’s non-employee members of the Board of Directors. As of June 30, 2012, 1.7 million shares were available for grant under the Outside Director Plan.

(2)	The number of restricted stock units provided in this row reflects the application of the 1.8x multiple described above.

(3)
Effective November 4, 2009, any shares withheld by the Company after such date in satisfaction of applicable withholding taxes upon the issuance, vesting or settlement of equity awards under the 2004 Plan are no longer available for future issuance under the 2004 Plan.

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

(5)
Includes 0.3 million restricted stock units granted to senior management during the fiscal year ended June 30, 2011 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of June 30, 2012, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during such fiscal year, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based and service-based criteria are fully satisfied.

(6)
Includes 0.2 million restricted stock units granted to senior management during the fiscal year ended June 30, 2012 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of June 30, 2012, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during such fiscal year, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based and service-based criteria are fully satisfied.

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
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Year ended June 30,
(In thousands)	2012	2011	2010
Stock-based compensation expense by:
Costs of revenues	$13,710	$13,935	$14,275
Engineering, research and development	21,505	24,539	27,289
Selling, general and administrative	43,620	42,956	44,418
Total stock-based compensation expense	$78,835	$81,430	$85,982
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of June 30,
	2012	2011
Inventory	$7,692	$6,701
Stock Options
The following table summarizes the activity and weighted-average exercise price for stock options under all plans during the fiscal year ended June 30, 2012:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2011	7,675	$45.38
Granted	—	$—
Exercised	(3,043)	$42.50
Canceled/expired/forfeited	(788)	$46.85
Outstanding stock options as of June 30, 2012	3,844	$47.36
Vested and exercisable as of June 30, 2012	3,843	$47.36
The Company has not issued any stock options since November 1, 2007. The weighted-average remaining contractual terms for total options outstanding under all plans and for total options vested and exercisable under all plans as of June 30, 2012 were each 1.5 years. The aggregate intrinsic values for total options outstanding under all plans and for total options vested and exercisable under all plans as of June 30, 2012 were each $15.6 million.
The authoritative guidance on stock-based compensation permits companies to select the option-pricing model used to estimate the fair value of their stock-based compensation awards. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. For purposes of the fair value estimates presented in this report, the Company has based its expected stock price volatility assumption on the market-based implied volatility from traded options of the Company’s common stock. As of June 30, 2012, the unrecognized stock-based compensation balance related to stock options was immaterial.

The following table shows the total intrinsic value of options exercised, total cash received from employees and non-employee Board members as a result of stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

(In thousands)	Year ended June 30,
	2012	2011	2010
Total intrinsic value of options exercised	$23,395	$19,408	$1,217
Total cash received from employees and non-employee Board members as a result of stock option exercises	$129,306	$94,488	$15,154
Tax benefits realized by the Company in connection with these exercises	$7,867	$6,653	$447
The Company generally settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.
Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the fiscal year ended June 30, 2012 and restricted stock units outstanding as of June 30, 2012 and 2011:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2011	6,540	$33.56
Granted(2)	2,303	$36.63
Vested and released	(1,421)	$39.69
Withheld for taxes	(722)	$39.71
Forfeited	(282)	$32.54
Outstanding restricted stock units as of June 30, 2012(2)	6,418	$32.66
 __________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. Under the terms of the 2004 Plan, each of the share numbers presented in this column is multiplied by 1.8 to calculate the impact on the share reserve under the 2004 Plan.

(2)
Includes 0.2 million restricted stock units granted to senior management during the fiscal year ended June 30, 2012 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of June 30, 2012, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based and service-based criteria are fully satisfied.

The restricted stock units granted by the Company from the beginning of the fiscal year ended June 30, 2007 through the fiscal year ended June 30, 2012 generally vest in two equal installments on the second and fourth anniversaries of the date of grant. Prior to the fiscal year ended June 30, 2007, the restricted stock units granted by the Company generally vested in two equal installments over four or five years from the date of the grant. The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The restricted stock units have been awarded under the Company’s 2004 Plan, and each unit will entitle the recipient to one share of common stock when the applicable vesting requirements for that unit are satisfied. However, for each share actually issued under the awarded restricted stock units, the share reserve under the 2004 Plan will be reduced by 1.8 shares, as provided under the terms of the 2004 Plan.
The following table shows the grant date fair value after estimated forfeitures and weighted-average grant date fair value per unit for the restricted stock units granted and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Year ended June 30,
	2012	2011	2010
Grant date fair value after estimated forfeitures	$60,102	$45,915	$64,230
Weighted-average grant date fair value per unit	$36.63	$31.24	$34.36
Tax benefits realized by the Company in connection with vested and released restricted stock units	$28,914	$23,302	$14,181
As of June 30, 2012, the unrecognized stock-based compensation expense balance, net of estimated forfeitures, related to restricted stock units was $103.5 million and will be recognized over an estimated weighted-average amortization period of 2.1 years.
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
The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year ended June 30,
	2012	2011	2010
Stock purchase plan:
Expected stock price volatility	36.0%	38.0%	35.0%
Risk free interest rate	0.1%	0.2%	0.2%
Dividend yield	3.2%	3.1%	1.6%
Expected life of options (in years)	0.50	0.50	0.50
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Year ended June 30,
	2012	2011	2010
Total cash received from employees for the issuance of shares under the ESPP	$34,263	$30,085	$20,714
Number of shares purchased by employees through the ESPP	918	1,123	758
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$2,206	$2,194	$994
Weighted-average fair value per share based on Black-Scholes model	$10.02	$7.41	$8.51
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. During each of the fiscal years ended June 30, 2011 and 2010, a total of 2.0 million additional shares were reserved under the ESPP. No additional shares were reserved under the ESPP with respect to the fiscal year ended June 30, 2012. As of June 30, 2012, a total of 2.6 million shares were reserved and available for issuance under the ESPP, and, as of the date of this report, no additional shares have been added to the ESPP with respect to the fiscal year ending June 30, 2013.

NOTE 8 — STOCK REPURCHASE PROGRAM
Since July 1997, the Board of Directors has authorized the Company to systematically repurchase in the open market up to 72.8 million shares of its common stock under a repurchase program, including 10.0 million shares authorized in February 2011. This program was put into place to reduce the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, and to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. As of June 30, 2012, 3.2 million shares were available for repurchase under the Company’s repurchase program.
Share repurchases for the indicated periods (based on the settlement date of the applicable repurchase) were as follows:

(In thousands)	Year ended June 30,
	2012	2011
Number of shares of common stock repurchased	5,790	6,190
Total cost of repurchases	$261,150	$232,924
The Company had shares issued and outstanding of 249.5 million and 166.7 million, respectively, as of June 30, 2012. As of June 30, 2011, shares issued and outstanding were 244.3 million and 167.1 million, respectively. The difference between shares issued and outstanding is related to shares repurchased under various repurchase programs.
NOTE 9 — NET INCOME PER SHARE
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

(In thousands, except per share amounts)	Year ended June 30,
	2012	2011	2010
Numerator:
Net income	$756,015	$794,488	$212,300
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	166,795	167,261	170,652
Effect of dilutive options and restricted stock units	3,352	3,091	2,382
Weighted-average shares-diluted	170,147	170,352	173,034
Basic net income per share	$4.53	$4.75	$1.24
Diluted net income per share	$4.44	$4.66	$1.23
Anti-dilutive securities excluded from the computation of diluted net income per share	3,123	8,003	11,109
The total amount of dividends paid during the fiscal years ended June 30, 2012, 2011 and 2010 was $233.6 million, $167.4 million and $102.4 million, respectively. The increase in the amount of dividends paid during the fiscal year ended June 30, 2012 reflects an increase during the first quarter of that year to the level of the Company's quarterly dividend from $0.25 to $0.35 per share.

As discussed in Note 19, “Subsequent Events,” on July 10, 2012, the Company announced that its Board of Directors had authorized a further increase in the level of the Company's quarterly dividend from $0.35 to $0.40 per share. Accordingly, on August 2, 2012, the Company declared a quarterly cash dividend of $0.40 per share on the outstanding shares of the Company’s common stock, to be paid on September 4, 2012 to stockholders of record on August 13, 2012.
NOTE 10 — EMPLOYEE BENEFIT PLANS
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
The total expenses under the profit sharing and 401(k) programs aggregated $12.6 million, $11.6 million and $6.4 million in the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The Company has no defined benefit plans in the United States. In addition to the profit sharing plan and the United States 401(k), several of the Company's foreign subsidiaries have retirement plans for their full-time employees, several of which are defined benefit plans. Consistent with the requirements of local law, the Company deposits funds for certain of these plans with insurance companies, with third-party trustees or into government-managed accounts and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the foreign plans depend on the local economic environment.
The Company applies authoritative guidance that requires an employer to recognize the funded status of each of its defined pension and post-retirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income (loss). Additionally, the authoritative guidance requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. The benefit obligations and related assets under the Company’s plans have been measured as of June 30, 2012 and 2011.

Summary data relating to the Company's foreign defined benefit pension plans, including key weighted-average assumptions used, is provided in the following tables:

	Year ended June 30,
(In thousands)	2012	2011
Change in projected benefit obligation
Projected benefit obligation as of the beginning of the fiscal year	$56,810	$46,344
Service cost, including plan participant contributions	3,355	3,184
Interest cost	1,406	1,270
Contributions by plan participants	132	126
Adjustment	148	9
Actuarial loss	6,582	1,363
Benefit payments	(789)	(1,357)
Foreign currency exchange rate changes	(2,218)	5,871
Projected benefit obligation as of the end of the fiscal year	$65,426	$56,810

	Year ended June 30,
(In thousands)	2012	2011
Change in fair value of plan assets
Fair value of plan assets as of the beginning of the fiscal year	$11,035	$8,692
Actual return on plan assets	68	78
Employer contributions	1,926	2,024
Benefit and expense payments	(541)	(1,010)
Foreign currency exchange rate changes	(779)	1,251
Fair value of plan assets as of the end of the fiscal year	$11,709	$11,035

	As of June 30,
(In thousands)	2012	2011
Funded status
Ending funded status	$(53,717)	$(45,775)
Net amount recognized	$(53,717)	$(45,775)

	As of June 30,
(In thousands)	2012	2011
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$28,844	$39,748
Projected benefit obligation	$65,426	$56,810
Plan assets at fair value	$11,709	$11,035

Year ended June 30,
	2012	2011	2010
Weighted-average assumptions
Discount rate	1.3%-5.5%	1.8%-5.5%	1.8%-4.9%
Expected return on assets	1.8%-4.5%	1.8%-4.5%	1.8%-4.5%
Rate of compensation increases	3.0%-4.5%	3.0%-4.0%	3.0%-4.0%

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
Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Year ended June 30,
(In thousands)	2012	2011
Unrecognized transition obligation	$1,868	$2,318
Unrecognized prior service cost	392	450
Unrealized net loss	15,408	9,288
Amount recognized	$17,668	$12,056
Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the fiscal year ending June 30, 2013 are as follows:

(In thousands)	Year ending June 30, 2013
Unrecognized transition obligation	$374
Unrecognized prior service cost	65
Unrealized net loss	580
Amount expected to be recognized	$1,019

The components of the Company's net periodic cost relating to its foreign subsidiaries' defined pension plans are as follows:

	Year ended June 30,
(In thousands)	2012	2011	2010
Components of net periodic pension cost
Service cost, net of plan participant contributions	$3,355	$3,184	$2,249
Interest cost	1,406	1,270	1,020
Return on plan assets	(309)	(289)	(215)
Amortization of transitional obligation	380	366	28
Amortization of prior service cost	64	61	44
Amortization of net loss	292	178	98
Acquisitions	—	—	313
Adjustment	—	—	3,154
Net periodic pension cost	$5,188	$4,770	$6,691

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
The foreign plans’ investments are managed by third-party trustees consistent with the regulations or market practice of the country where the assets are invested. The Company is not actively involved in the investment strategy, nor does it have control over the target allocation of these investments. These investments made up 100% of total foreign plan assets in the fiscal years ended June 30, 2012, 2011 and 2010.
Expected employer contribution for the foreign plans during the fiscal year ending June 30, 2013 is $1.4 million.
The total benefits to be paid from the foreign pension plans are not expected to exceed $3.7 million in any year through 2022.
Foreign plan assets measured at fair value on a recurring basis consisted of the following investment categories as of June 30, 2012:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$8,405	$8,405	$—
Government, municipal securities, and other	3,304	—	3,304
Total assets measured at fair value	$11,709	$8,405	$3,304
 Concentration of Risk
The Company manages a variety of risks, including market, credit and liquidity risks, across its plan assets through its investment managers. The Company defines a concentration of risk as an undiversified exposure to one of the above-mentioned risks that increases the exposure of the loss of plan assets unnecessarily. The Company monitors exposure to such risks in the foreign plans by monitoring the magnitude of the risk in each plan and diversifying the Company's exposure to such risks across a variety of instruments, markets and counterparties. As of June 30, 2012, the Company did not have concentrations of risk in any single entity, manager, counterparty, sector, industry or country.
NOTE 11 — INCOME TAXES
The components of income before income taxes are as follows:

	Year ended June 30,
(In thousands)	2012	2011	2010
Domestic income before income taxes	$607,146	$752,163	$122,219
Foreign income before income taxes	366,948	357,903	168,962
Total income before income taxes	$974,094	$1,110,066	$291,181

The provision for income taxes is comprised of the following:

(In thousands)	Year ended June 30,
	2012	2011	2010
Current:
Federal	$(699)	$225,192	$63,687
State	51	2,095	8,799
Foreign	24,383	31,578	30,225
	$23,735	$258,865	$102,711
Deferred:
Federal	$188,882	$40,908	$(9,258)
State	3,721	26,458	(3,689)
Foreign	1,741	(10,653)	(10,883)
	194,344	56,713	(23,830)
Provision for income taxes	$218,079	$315,578	$78,881
 The Company made a change in the timing of when revenue is recognized for U.S. federal income tax purposes during the fiscal year ended June 30, 2012, resulting in a lower current provision for federal income taxes, which was partially offset by a higher deferred current provision for federal income taxes. The Company expects the current and deferred provisions for federal income taxes to normalize (i.e., return closer to historical levels) relative to profit before taxes in future periods.
For the fiscal years ended June 30, 2012 and 2011, the Company did not recognize any benefits from employee stock activity deductions, and therefore the Company did not reduce actual current tax liabilities, or record any increases to capital in excess of par value, for those years in connection with such benefits.
The significant components of deferred income tax assets and liabilities are as follows:

(In thousands)	As of June 30,
	2012	2011
Deferred tax assets:
Tax credits and net operating losses	$66,392	$62,020
Employee benefits accrual	78,112	83,328
Stock-based compensation	37,300	63,625
Capitalized R&D expenses	57,192	79,815
Inventory reserves	57,736	53,217
Non-deductible reserves	45,682	45,154
Deferred profit	—	91,302
Unearned revenue	9,991	26,632
Other	57,464	59,275
Gross deferred tax assets	409,869	564,368
Valuation allowance	(40,479)	(30,722)
Net deferred tax assets	$369,390	$533,646
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries not permanently reinvested	$(22,746)	$(25,131)
Depreciation and amortization	(10,202)	(20,254)
Deferred profit	(37,906)	—
Unrealized gain on investments	(1,070)	(2,215)
Total deferred tax liabilities	(71,924)	(47,600)
Total net deferred tax assets	$297,466	$486,046

As of June 30, 2012, the Company had U.S. federal, state and foreign net operating loss (“NOL”) carry-forwards of approximately $37.5 million, $117.6 million and $35.9 million, respectively. The U.S. federal net operating loss and tax credit carry-forwards will expire at various dates beginning in 2023 through 2029. The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, it is not expected that such annual limitation will impair the realization of these NOLs. The state NOLs will begin to expire in 2013. State credits of $58.5 million will be carried over indefinitely. The foreign net operating loss carry-forwards will begin to expire in 2013.
The net deferred tax asset valuation allowance was $40.5 million as of June 30, 2012 and $30.7 million as of June 30, 2011. The change was primarily due to an increase in the valuation allowance related to state credit carry-forwards generated in the fiscal year ended June 30, 2012. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. Of the valuation allowance as of June 30, 2012, $36.4 million relates to state credit carry-forwards. The remainder of the valuation allowance relates primarily to foreign net operating loss carry-forwards.
 As of June 30, 2012, U.S. income taxes were not provided for on a cumulative total of approximately $912.7 million of undistributed earnings for certain non-U.S. subsidiaries. If these undistributed earnings were repatriated to the United States, they would generate foreign tax credits to reduce the federal tax liability associated with the foreign dividend. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability associated with undistributed earnings would be approximately $302.7 million.
KLA-Tencor benefits from several tax holidays in Israel and Singapore where it manufactures certain of its products. These tax holidays are on approved investments and are scheduled to expire at varying times within the next two to nine years. However, of the tax holidays, whose expiration will have an impact on the Company's tax obligations, the soonest that any such tax holiday is scheduled to expire is during the fiscal year ending June 30, 2020. The Company was in compliance with all the terms and conditions of the tax holidays as of June 30, 2012. The net impact of these tax holidays was to decrease the Company’s tax expense by approximately $53.3 million, $30.4 million and $12.7 million in the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The benefits of the tax holidays on diluted net income per share were $0.31, $0.18 and $0.07 for the fiscal years ended June 30, 2012, 2011, 2010, respectively.
The reconciliation of the United States federal statutory income tax rate to KLA-Tencor’s effective income tax rate is as follows:

	Year ended June 30,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.4%	2.5%	0.6%
Effect of foreign operations taxed at various rates	(9.9)%	(9.0)%	(9.6)%
Research and development tax credit	(1.1)%	(1.2)%	(1.2)%
Net change in tax reserves	(2.8)%	2.1%	0.5%
Domestic manufacturing benefit	(0.7)%	(1.9)%	(1.7)%
Effect of stock-based compensation	1.3%	1.4%	4.0%
Other	0.2%	(0.5)%	(0.5)%
Effective income tax rate	22.4%	28.4%	27.1%
Windfall tax benefits arise when a company's tax deduction for employee stock activity exceeds book compensation for the same activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes. The Company incurred $11.9 million of additional tax expense during the fiscal year ended June 30, 2012 due to shortfalls from employee stock activities. The Company's cumulative windfall balance reset to zero on July 1, 2012, since there was a cumulative shortfall in the fiscal year ended June 30, 2012.

A reconciliation of the gross unrecognized tax benefit is as follows:

	Year ended June 30,
(In thousands)	2012	2011	2010
Unrecognized tax benefits at the beginning of the period	$78,337	$53,492	$49,738
Increases for tax positions taken in prior years	4,172	5,228	6,553
Decreases for tax positions taken in prior years	(1,002)	—	(1,897)
Increases for tax positions taken in current year	15,663	32,152	10,912
Decreases for settlements with taxing authorities	(43,464)	(11,786)	—
Decreases for lapsing of the statute of limitations	(2,867)	(749)	(11,814)
Unrecognized tax benefits at the end of the period	$50,839	$78,337	$53,492

The amount of unrecognized tax benefits that would impact the effective tax rate was $50.8 million as of June 30, 2012. KLA-Tencor’s policy is to include interest and penalties related to unrecognized tax benefits within interest income and other, net. The amount of interest and penalties accrued as of June 30, 2012 and 2011 was approximately $4.6 million and $7.2 million, respectively.
The Company is subject to federal income tax examinations for all years beginning from the fiscal year ended June 30, 2010. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2008. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2008. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from any future examinations of these years.
It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that it may recognize up to $2.2 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations, and the resolution of examinations with various tax authorities.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Factoring. KLA-Tencor has agreements (referred to as “factoring agreements”) with financial institutions to sell certain of its trade receivables and promissory notes from customers without recourse. The Company does not believe it is at risk for any material losses as a result of these agreements. In addition, the Company periodically sells certain letters of credit (“LCs”), without recourse, received from customers in payment for goods.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Year ended June 30,
(In thousands)	2012	2011
Receivables sold under factoring agreements	$368,894	$313,578
Proceeds from sales of LCs	$30,142	$140,534
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $9.0 million, $8.5 million and $11.1 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2013	$8,537
2014	5,618
2015	2,998
2016	2,748
2017	2,314
2018 and thereafter	2,185
Total minimum lease payments	$24,400
Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company's liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $308 million as of June 30, 2012 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
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
The following table provides the changes in the product warranty accrual for the indicated periods:

	Year ended June 30,
(In thousands)	2012	2011
Beginning balance	$41,528	$21,109
Accruals for warranties issued during the period	48,537	46,565
Changes in liability related to pre-existing warranties	3,971	(928)
Settlements made during the period	(47,540)	(25,218)
Ending balance	$46,496	$41,528
The Company maintains guarantee arrangements available through various financial institutions for up to $20.2 million, of which $18.2 million had been issued as of June 30, 2012, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company's subsidiaries in Europe and Asia.

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
NOTE 13 — LITIGATION AND OTHER LEGAL MATTERS
Indemnification Obligations. As a result of the Company's indemnification obligations in connection with the litigation and government inquiries related to the Company's historical stock option practices, the Company has been paying defense costs for one former officer and employee facing an SEC civil action to which the Company is not a party. That former officer and the SEC have settled the civil action. As a result, during the three months ended December 31, 2011, the Company and the former officer entered into an agreement that released each other from liabilities stemming from the former officer's employment with the Company and materially concluded the Company's indemnification obligations to the former officer. The terms of that release agreement have been appropriately considered within the accrual the Company has established for currently pending legal proceedings.
Other Legal Matters. The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of its business. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In general, legal proceedings and claims, regardless of their merit, and associated internal investigations (especially those relating to intellectual property or confidential information disputes) are often expensive to prosecute, defend or conduct and may divert management's attention and other company resources. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. The Company believes the amounts provided in its consolidated financial statements are adequate in light of the probable and estimated liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable, and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company's consolidated financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows.

NOTE 14 — RESTRUCTURING CHARGES
The Company has in recent years undertaken a number of cost reduction activities, including workforce reductions, in an effort to lower its quarterly operating expense run rate. The program in the United States is accounted for in accordance with the authoritative guidance related to compensation for non-retirement post-employment benefits, whereas the programs in the international locations are accounted for in accordance with the authoritative guidance for contingencies. During the fiscal year ended June 30, 2012, the Company recorded a $6.1 million net restructuring charge, of which $1.9 million was recorded to costs of revenues, $2.2 million was recorded to engineering, research and development expense and $2.0 million was recorded to selling, general and administrative expense. These charges represent the estimated minimum liability associated with expected termination benefits to be provided to employees after employment.
The following table shows the activity primarily related to severance and benefits expense for the fiscal years ended June 30, 2012 and 2011:

	Year ended June 30,
(In thousands)	2012	2011
Beginning balance	$1,861	$1,221
Restructuring costs	6,712	4,420
Adjustments	(651)	(325)
Cash payments	(5,127)	(3,455)
Ending balance	$2,795	$1,861
Substantially all of the remaining accrued restructuring balance related to the Company’s workforce reductions is expected to be paid out by the end of calendar year 2012.
NOTE 15 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the consolidated financial statements for the indicated periods were as follows:

(In thousands)	Location in Financial Statements	Year ended June 30,
		2012	2011
Derivatives Designated as Hedging Instruments
Gains (losses) in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$(1,184)	$47
Losses reclassified from accumulated OCI into income (effective portion):	Revenues	$(185)	$(2,491)
	Costs of revenues	(25)	531
	Total losses reclassified from accumulated OCI into income (effective portion)	$(210)	$(1,960)
Gains recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Interest income and other, net	$120	$468
Derivatives Not Designated as Hedging Instruments
Losses recognized in income	Interest income and other, net	$(11,596)	$(2,024)
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, as of the dates indicated below was as follows:

(In thousands)	As of June 30, 2012	As of June 30, 2011
Cash flow hedge contracts
Purchase	$14,689	$3,381
Sell	$29,362	$30,133
Other foreign currency hedge contracts
Purchase	$121,965	$174,499
Sell	$126,827	$216,738

The locations and fair value amounts of the Company’s derivative instruments reported in its Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2012	June 30, 2011	Balance Sheet Location	June 30, 2012	June 30, 2011
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$128	$145	Other current liabilities	$736	$475
Total derivatives designated as hedging instruments		$128	$145		$736	$475
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,279	$1,825	Other current liabilities	$1,173	$1,652
Total derivatives not designated as hedging instruments		$1,279	$1,825		$1,173	$1,652
Total derivatives		$1,407	$1,970		$1,909	$2,127
The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the indicated periods:

(In thousands)	Year ended June 30, 2012
Beginning balance	$12
Amount reclassified to income	210
Net change	(1,184)
Ending balance	$(962)
NOTE 16 — SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
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
The Company is engaged primarily in designing, manufacturing and marketing process control and yield management solutions for the semiconductor and related nanoelectronics industries. All operating segments have been aggregated due to their inter-dependencies, commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes. The Company’s service products are an extension of the system product portfolio and provide customers with spare parts and fab management services (including system preventive maintenance and optimization services) to improve yield, increase production uptime and throughput, and lower the cost of ownership. Since the Company operates in one segment, all financial segment information required by the authoritative guidance can be found in the consolidated financial statements.
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

The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

(Dollar amounts in thousands)	Year ended June 30,
	2012		2011		2010
Revenues:
United States	$675,034	21%	$610,955	19%	$341,079	19%
Taiwan	872,583	28%	864,378	27%	688,089	38%
Japan	415,475	13%	413,208	13%	239,393	13%
Europe & Israel	323,902	10%	340,249	11%	111,497	6%
Korea	611,462	19%	480,488	15%	151,198	8%
Rest of Asia	273,488	9%	465,889	15%	289,504	16%
Total	$3,171,944	100%	$3,175,167	100%	$1,820,760	100%
The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

(Dollar amounts in thousands)	Year ended June 30,
	2012		2011		2010
Revenues:
Defect inspection	$1,830,935	58%	$2,039,856	64%	$1,011,027	56%
Metrology	671,597	21%	498,904	16%	261,105	14%
Service	574,189	18%	561,729	18%	496,490	27%
Other	95,223	3%	74,678	2%	52,138	3%
Total	$3,171,944	100%	$3,175,167	100%	$1,820,760	100%

Long-lived assets by geographic region as of the dates indicated below were as follows:

	As of June 30,
(In thousands)	2012	2011	2010
Long-lived assets:
United States	$211,315	$202,520	$174,033
Taiwan	696	803	714
Japan	3,570	4,256	3,985
Europe & Israel	77,292	90,163	127,474
Korea	2,773	2,804	3,482
Rest of Asia	46,719	53,106	56,141
Total	$342,365	$353,652	$365,829

NOTE 17 — SALE OF REAL ESTATE ASSETS
During the fiscal year ended June 30, 2011, the Company completed the sale of its remaining real estate properties in San Jose, California. The sale transaction, which closed on December 9, 2010, resulted in proceeds to the Company of $18.2 million and a gain on sale of $1.4 million recorded as an offset to selling, general and administrative expenses.
NOTE 18 — RELATED PARTY TRANSACTIONS
During the fiscal years ended June 30, 2012, 2011 and 2010, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member, including JDS Uniphase Corporation, Cisco Systems, Inc., Freescale Semiconductor, Inc. and Avago Technologies Ltd. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Year ended June 30,
(In thousands)	2012	2011	2010
Total revenues	$5,684	$379	$8,242
Total purchases	$7,555	$7,171	$2,950
 The Company had a receivable balance from these parties of $1.9 million and $0.2 million as of June 30, 2012 and 2011, respectively. Management believes that such transactions are at arm's length and on similar terms as would have been obtained from unaffiliated third parties.
NOTE 19 — SUBSEQUENT EVENTS
On July 10, 2012, the Company announced that its Board of Directors had authorized an increase in the level of the Company's quarterly dividend from $0.35 to $0.40 per share. On August 2, 2012, the Company declared a quarterly cash dividend of $0.40 per share on the outstanding shares of the Company’s common stock, to be paid on September 4, 2012 to stockholders of record on August 13, 2012.
NOTE 20 — QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended June 30, 2012 and 2011.

(In thousands, except per share data)	First quarter ended September 30, 2011	Second quarter ended December 31, 2011	Third quarter ended March 31, 2012	Fourth quarter ended June 30, 2012
Total revenues	$796,476	$642,482	$840,521	$892,465
Total costs and operating expenses	$542,187	$483,019	$556,247	$574,166
Gross margin	$456,127	$369,627	$485,372	$530,802
Income from operations	$254,289	$159,463	$284,274	$318,299
Net income	$191,995	$110,797	$205,346	$247,877
Net income per share:
Basic(1)	$1.15	$0.67	$1.23	$1.48
Diluted(1)	$1.13	$0.66	$1.21	$1.46

(In thousands, except per share data)	First quarter ended September 30, 2010	Second quarter ended December 31, 2010	Third quarter ended March 31, 2011	Fourth quarter ended June 30, 2011
Total revenues	$682,342	$766,327	$834,059	$892,439
Total costs and operating expenses	$446,726	$497,461	$522,280	$548,370
Gross margin	$418,373	$454,929	$506,363	$536,259
Income from operations	$235,616	$268,866	$311,779	$344,069
Net income	$154,196	$185,492	$209,783	$245,017
Net income per share:
Basic(1)	$0.92	$1.11	$1.25	$1.46
Diluted(1)	$0.91	$1.09	$1.22	$1.43
 __________________

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted-average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders of KLA-Tencor Corporation
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of KLA-Tencor Corporation and its subsidiaries at June 30, 2012 and June 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
August 6, 2012

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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2012.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
For the information required by this Item, see “Information About the Directors and the Nominees,” “Information About Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” “Our Corporate Governance Practices—Standards of Business Conduct; Whistleblower Hotline and Website” and “Information About the Board of Directors and Its Committees—Audit Committee” in the Proxy Statement, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
For the information required by this Item, see “Executive Compensation and Other Matters,” “Director Compensation” and “Information About the Board of Directors and Its Committees—Compensation Committee—Risk Considerations in Our Compensation Programs” in the Proxy Statement, which is incorporated herein by reference.

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
For the information required by this Item, see “Proposal Two: Ratification of Appointment of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm for the Fiscal Year Ending June 30, 2013” in the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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
3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger relating to the acquisition of ADE Corporation	8-K	No. 000-09992	2.1	May 26, 2006
2.2	Agreement Relating to a Friendly Take-Over Bid to be Brought for ICOS Vision Systems Corporation NV, entered into between the Company and ICOS Vision Systems Corporation, dated February 20, 2008	8-K	No. 000-09992	2.1	February 21, 2008
3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001
3.3	Amended and Restated By-Laws	8-K	No. 000-09992	3.1	February 19, 2009
4.1	Indenture dated as of May 2, 2008 between the Company and Wells Fargo Bank, N.A., as trustee	8-K	No. 000-09992	4.1	May 6, 2008
4.2	Form of 6.900% Senior Notes Due 2018 (included in Exhibit 4.1)	8-K	No. 000-09992	4.2	May 6, 2008
10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.2	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004
10.3	2000 Nonstatutory Stock Option Plan (as amended August 2, 2002)*	S-8	No. 333-100166	10.3	September 27, 2002
10.4	2004 Equity Incentive Plan (as amended and restated)*	8-K	No. 000-09992	10.46	October 8, 2009
10.5	Rules of the Company’s 2004 Equity Incentive Plan for the Grant of Restricted Stock Units to Participants in France*	10-Q	No. 000-09992	10.50	January 30, 2009
10.6	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006
10.7	Option Grant Notification Form*	8-K	No. 000-09992	10.1	September 29, 2005
10.8	Form of Restricted Stock Unit Award Notification (Performance-Vesting)*	8-K	No. 000-09992	10.19	September 20, 2006
10.9	Form of Restricted Stock Unit Award Notification (Service-Vesting)*	10-K	No. 000-09992	10.17	August 7, 2008
10.10	Form of Restricted Stock Unit Agreement*	8-K	No. 000-09992	10.20	September 20, 2006
10.11	Form of Restricted Stock Unit Agreement for U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.44	January 30, 2009
10.12	Form of Restricted Stock Unit Agreement for French Participants (approved December 2008)*	10-Q	No. 000-09992	10.45	January 30, 2009
10.13	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.46	January 30, 2009
10.14	Form of Stock Option Amendment and Special Bonus Agreement (with Chief Executive Officer)*	8-K	No. 000-09992	99.1	January 5, 2007
10.15	Form of Stock Option Amendment and Special Bonus Agreement*	8-K	No. 000-09992	99.1	November 13, 2007
10.16	Amended and Restated 1997 Employee Stock Purchase Plan (as amended December 2009, effective January 1, 2010)*	10-Q	No. 000-09992	10.49	January 29, 2010
10.17	Amended and Restated 1997 Employee Stock Purchase Plan (as amended February 11, 2011)*	10-Q	No. 000-09992	10.47	April 29, 2011
10.18	KLA Instruments Corporation Restated 1982 Stock Option Plan (as amended November 18, 1996)*	S-8	No. 333-22941	10.74	March 7, 1997
10.19	Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(1)	(1)	(1)	(1)
10.20	Amendment No. 1 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(2)	(2)	(2)	(2)
10.21	Amendment No. 2 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(3)	(3)	(3)	(3)
10.22	Amendment No. 3 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(4)	(4)	(4)	(4)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.23	Amendment No. 4 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(5)	(5)	(5)	(5)
10.24	ADE Corporation’s 1995 Stock Option Plan*	(6)	(6)	(6)	(6)
10.25	ADE Corporation 1997 Employee Stock Option Plan*	(7)	(7)	(7)	(7)
10.26	Amendment to ADE Corporation’s 1997 Employee Stock Option Plan dated April 7, 1999*	(8)	(8)	(8)	(8)
10.27	ADE Corporation’s 2000 Employee Stock Option Plan (as amended)*	(9)	(9)	(9)	(9)
10.28	Form of Indemnification Agreement for Directors and Executive Officers*	10-K	No. 000-09992	10.3	September 29, 1997
10.29	KLA-Tencor Corporation Performance Bonus Plan*	DEF 14A	No. 000-09992	App. B	September 24, 2009
10.30	Fiscal Year 2010 Performance Bonus Plan *+	10-Q	No. 000-09992	10.46	October 30, 2009
10.31	Fiscal Year 2011 Performance Bonus Plan*+	10-Q	No. 000-09992	10.45	October 28, 2010
10.32	Fiscal Year 2012 Executive Incentive Plan*+	10-Q	No. 000-09992	10.43	October 27, 2011
10.33	Executive Deferred Savings Plan (as amended and restated January 1, 2009)*	10-Q	No. 000-09992	10.49	January 30, 2009
10.34	Executive Deferred Savings Plan (as amended and restated effective November 2, 2011)*	10-Q	No. 000-09992	10.44	January 27, 2012
10.35	Executive Deferred Savings Plan (as amended and restated effective February 8, 2012)*	10-Q	No. 000-09992	10.45	April 27, 2012
10.36	Executive Severance Plan (as amended and restated February 19, 2009)*	8-K	No. 000-09992	10.51	February 19, 2009
10.37	2010 Executive Severance Plan*	10-Q	No. 000-09992	10.46	January 28, 2011
10.38	Agreement by and between the Company and Ben Tsai (as amended and restated)*	10-K	No. 000-09992	10.26	January 29, 2007
10.39	Letter Agreement by and between the Company and Brian M. Martin*	10-Q	No. 000-09992	10.28	May 7, 2007
10.40	Letter Agreement by and between the Company and Mark Dentinger*	10-Q	No. 000-09992	10.43	October 31, 2008
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract, plan or arrangement

+	Confidential treatment has been requested as to a portion of this exhibit.

(1)	Incorporated by reference to Exhibit 10.22 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Commission File No. 000-26911).

(2)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Registration Statement on Form S-8, filed February 22, 2002 (Commission File No. 333-83282).

(3)	Incorporated by reference to Exhibit 99.1 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).

(4)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).

(5)	Incorporated by reference to Exhibit 10.21 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005 (Commission File No. 000-26911).

(6)	Incorporated by reference to Exhibit 10.2 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (Commission File No. 000-26714).

(7)	Incorporated by reference to Exhibit 10.3 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 1999 (Commission File No. 000-26714).

(8)	Incorporated by reference to Exhibit 4.3 to ADE Corporation’s Registration Statement on Form S-8, filed February 18, 1998 (Commission File No. 333-46505).

(9)	Incorporated by reference to Exhibit 10.4 to ADE Corporation’s Registration Statement on Form S-1 (Commission File No. 33-96408).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLA-Tencor Corporation

August 6, 2012	By:	/S/ RICHARD P. WALLACE
(Date)		Richard P. Wallace
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD P. WALLACE	President, Chief Executive Officer and Director (principal executive officer)	August 6, 2012
Richard P. Wallace

/s/ MARK P. DENTINGER	Executive Vice President and Chief Financial Officer (principal financial officer)	August 6, 2012
Mark P. Dentinger

/s/ VIRENDRA A. KIRLOSKAR	Senior Vice President and Chief Accounting Officer (principal accounting officer)	August 6, 2012
Virendra A. Kirloskar

/s/ EDWARD W. BARNHOLT	Chairman of the Board and Director	August 6, 2012
Edward W. Barnholt

/s/ ROBERT P. AKINS	Director	August 6, 2012
Robert P. Akins

/s/ ROBERT T. BOND	Director	August 6, 2012
Robert T. Bond

/s/ ROBERT M. CALDERONI	Director	August 6, 2012
Robert M. Calderoni

/s/ JOHN T. DICKSON	Director	August 6, 2012
John T. Dickson

/s/ EMIKO HIGASHI	Director	August 6, 2012
Emiko Higashi

/s/ STEPHEN P. KAUFMAN	Director	August 6, 2012
Stephen P. Kaufman

/s/ KEVIN J. KENNEDY	Director	August 6, 2012
Kevin J. Kennedy

/s/ KIRAN M. PATEL	Director	August 6, 2012
Kiran M. Patel

/s/ DAVID C. WANG	Director	August 6, 2012
David C. Wang

SCHEDULE II
Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Expense	Deductions/ Adjustments	Balance at End of Period
Fiscal Year Ended June 30, 2010:
Allowance for Doubtful Accounts	$35,475	$80	$(3,681)	$31,874
Allowance for Deferred Tax Assets	$38,791	$5,586	$(193)	$44,184
Fiscal Year Ended June 30, 2011:
Allowance for Doubtful Accounts	$31,874	$—	$(9,768)	$22,106
Allowance for Deferred Tax Assets	$44,184	$—	$(13,462)	$30,722
Fiscal Year Ended June 30, 2012:
Allowance for Doubtful Accounts	$22,106	$300	$(79)	$22,327
Allowance for Deferred Tax Assets	$30,722	$—	$9,757	$40,479

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger relating to the acquisition of ADE Corporation	8-K	No. 000-09992	2.1	May 26, 2006
2.2	Agreement Relating to a Friendly Take-Over Bid to be Brought for ICOS Vision Systems Corporation NV, entered into between the Company and ICOS Vision Systems Corporation, dated February 20, 2008	8-K	No. 000-09992	2.1	February 21, 2008
3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001
3.3	Amended and Restated By-Laws	8-K	No. 000-09992	3.1	February 19, 2009
4.1	Indenture dated as of May 2, 2008 between the Company and Wells Fargo Bank, N.A., as trustee	8-K	No. 000-09992	4.1	May 6, 2008
4.2	Form of 6.900% Senior Notes Due 2018 (included in Exhibit 4.1)	8-K	No. 000-09992	4.2	May 6, 2008
10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998
10.2	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004
10.3	2000 Nonstatutory Stock Option Plan (as amended August 2, 2002)*	S-8	No. 333-100166	10.3	September 27, 2002
10.4	2004 Equity Incentive Plan (as amended and restated)*	8-K	No. 000-09992	10.46	October 8, 2009
10.5	Rules of the Company’s 2004 Equity Incentive Plan for the Grant of Restricted Stock Units to Participants in France*	10-Q	No. 000-09992	10.50	January 30, 2009
10.6	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006
10.7	Option Grant Notification Form*	8-K	No. 000-09992	10.1	September 29, 2005
10.8	Form of Restricted Stock Unit Award Notification (Performance-Vesting)*	8-K	No. 000-09992	10.19	September 20, 2006
10.9	Form of Restricted Stock Unit Award Notification (Service-Vesting)*	10-K	No. 000-09992	10.17	August 7, 2008
10.10	Form of Restricted Stock Unit Agreement*	8-K	No. 000-09992	10.20	September 20, 2006
10.11	Form of Restricted Stock Unit Agreement for U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.44	January 30, 2009

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.12	Form of Restricted Stock Unit Agreement for French Participants (approved December 2008)*	10-Q	No. 000-09992	10.45	January 30, 2009
10.13	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.46	January 30, 2009
10.14	Form of Stock Option Amendment and Special Bonus Agreement (with Chief Executive Officer)*	8-K	No. 000-09992	99.1	January 5, 2007
10.15	Form of Stock Option Amendment and Special Bonus Agreement*	8-K	No. 000-09992	99.1	November 13, 2007
10.16	Amended and Restated 1997 Employee Stock Purchase Plan (as amended December 2009, effective January 1, 2010)*	10-Q	No. 000-09992	10.49	January 29, 2010
10.17	Amended and Restated 1997 Employee Stock Purchase Plan (as amended February 11, 2011)*	10-Q	No. 000-09992	10.47	April 29, 2011
10.18	KLA Instruments Corporation’s Restated 1982 Stock Option Plan (as amended November 18, 1996)*	S-8	No. 333-22941	10.74	March 7, 1997
10.19	Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(1)	(1)	(1)	(1)
10.20	Amendment No. 1 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(2)	(2)	(2)	(2)
10.21	Amendment No. 2 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(3)	(3)	(3)	(3)
10.22	Amendment No. 3 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(4)	(4)	(4)	(4)
10.23	Amendment No. 4 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(5)	(5)	(5)	(5)
10.24	ADE Corporation’s 1995 Stock Option Plan*	(6)	(6)	(6)	(6)
10.25	ADE Corporation’s 1997 Employee Stock Option Plan*	(7)	(7)	(7)	(7)
10.26	Amendment to ADE Corporation’s 1997 Employee Stock Option Plan dated April 7, 1999*	(8)	(8)	(8)	(8)
10.27	ADE Corporation’s 2000 Employee Stock Option Plan (as amended)*	(9)	(9)	(9)	(9)
10.28	Form of Indemnification Agreement for Directors and Executive Officers*	10-K	No. 000-09992	10.3	September 29, 1997
10.29	KLA-Tencor Corporation Performance Bonus Plan*	DEF 14A	No. 000-09992	App. B	September 24, 2009
10.30	Fiscal Year 2010 Performance Bonus Plan *+	10-Q	No. 000-09992	10.46	October 30, 2009
10.31	Fiscal Year 2011 Performance Bonus Plan*+	10-Q	No. 000-09992	10.45	October 29, 2010
10.32	Fiscal Year 2012 Executive Incentive Plan*+	10-Q	No. 000-09992	10.43	October 28, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.33	Executive Deferred Savings Plan (as amended and restated January 1, 2009)*	10-Q	No. 000-09992	10.49	January 30, 2009
10.34	Executive Deferred Savings Plan (as amended and restated effective November 2, 2011)*	10-Q	No. 000-09992	10.44	January 27, 2012
10.35	Executive Deferred Savings Plan (as amended and restated effective February 8, 2012)*	10-Q	No. 000-09992	10.45	April 27, 2012
10.36	Executive Severance Plan (as amended and restated February 19, 2009)*	8-K	No. 000-09992	10.51	February 19, 2009
10.37	2010 Executive Severance Plan*	10-Q	No. 000-09992	10.46	January 28, 2011
10.38	Agreement by and between the Company and Ben Tsai (as amended and restated)*	10-K	No. 000-09992	10.26	January 29, 2007
10.39	Letter Agreement by and between the Company and Brian M. Martin*	10-Q	No. 000-09992	10.28	May 7, 2007
10.40	Letter Agreement by and between the Company and Mark Dentinger*	10-Q	No. 000-09992	10.43	October 31, 2008
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract, plan or arrangement.

+	Confidential treatment has been requested as to a portion of this exhibit.

(1)	Incorporated by reference to Exhibit 10.22 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Commission File No. 000-26911).

(2)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Registration Statement on Form S-8, filed February 22, 2002 (Commission File No. 333-83282).

(3)	Incorporated by reference to Exhibit 99.1 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).

(4)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).

(5)	Incorporated by reference to Exhibit 10.21 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005 (Commission File No. 000-26911).

(6)	Incorporated by reference to Exhibit 10.2 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (Commission File No. 000-26714).

(7)	Incorporated by reference to Exhibit 10.3 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 1999 (Commission File No. 000-26714).

(8)	Incorporated by reference to Exhibit 4.3 to ADE Corporation’s Registration Statement on Form S-8, filed February 18, 1998 (Commission File No. 333-46505).

(9)	Incorporated by reference to Exhibit 10.4 to ADE Corporation’s Registration Statement on Form S-1 (Commission File No. 33-96408).