Form 10-Q
period 2012-09-30
KLA TENCOR CORP
filed 2012-10-26
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
As of October 11, 2012, there were 166,515,564 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$709,942	$751,294
Marketable securities	1,928,135	1,783,150
Accounts receivable, net	537,460	701,280
Inventories	689,713	650,802
Deferred income taxes	168,241	184,670
Other current assets	107,466	92,847
Total current assets	4,140,957	4,164,043
Land, property and equipment, net	288,876	277,686
Goodwill	326,848	327,716
Purchased intangibles, net	48,081	55,636
Other non-current assets	260,714	275,227
Total assets	$5,065,476	$5,100,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,247	$139,183
Deferred system profit	141,925	147,218
Unearned revenue	57,494	63,095
Other current liabilities	471,435	513,411
Total current liabilities	787,101	862,907
Non-current liabilities:
Long-term debt	746,968	746,833
Income tax payable	52,855	50,839
Unearned revenue	35,815	34,899
Other non-current liabilities	90,425	89,235
Total liabilities	1,713,164	1,784,713
Commitments and contingencies (Note 11 and Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	1,108,465	1,089,480
Retained earnings	2,256,958	2,247,258
Accumulated other comprehensive income (loss)	(13,111)	(21,143)
Total stockholders’ equity	3,352,312	3,315,595
Total liabilities and stockholders’ equity	$5,065,476	$5,100,308

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
(In thousands, except per share data)	2012	2011
Revenues:
Product	$574,078	$650,256
Service	146,631	146,220
Total revenues	720,709	796,476
Costs and operating expenses:
Costs of revenues	317,225	340,349
Engineering, research and development	119,742	107,762
Selling, general and administrative	97,185	94,076
Total costs and operating expenses	534,152	542,187
Income from operations	186,557	254,289
Interest income and other, net	3,488	6,866
Interest expense	13,503	13,893
Income before income taxes	176,542	247,262
Provision for income taxes	41,175	55,267
Net income	$135,367	$191,995
Net income per share:
Basic	$0.81	$1.15
Diluted	$0.80	$1.13
Cash dividends declared per share	$0.40	$0.35
Weighted average number of shares:
Basic	166,531	166,684
Diluted	169,824	169,835

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	September 30,
(In thousands)	2012	2011
Net income	$135,367	$191,995
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	6,622	(4,438)
Change in income tax benefit (expense)	(1,677)	2,651
Net change related to currency translation adjustments	4,945	(1,787)
Cash flow hedges:
Change in net unrealized losses	(241)	(1,194)
Reclassification adjustments for losses included in net income	1,092	223
Change in income tax benefit (expense)	(303)	345
Net change related to cash flow hedges	548	(626)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	157	103
Available-for-sale investments:
Change in net unrealized gains	3,917	(2,941)
Reclassification adjustments for gains included in net income	(309)	(662)
Change in income tax benefit (expense)	(1,226)	1,347
Net change related to available-for-sale securities	2,382	(2,256)
Other comprehensive income (loss)	8,032	(4,566)
Total comprehensive income	$143,399	$187,429

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended September 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$135,367	$191,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,016	23,184
Asset impairment charges	1,327	—
Non-cash stock-based compensation expense	18,984	20,496
Excess tax benefit from equity awards	(7,026)	—
Net gain on sale of marketable securities and other investments	(309)	(662)
Changes in assets and liabilities:
Decrease in accounts receivable, net	166,855	129,227
Increase in inventories	(39,289)	(43,699)
Decrease in other assets	19,676	91,789
Decrease in accounts payable	(23,104)	(28,558)
Decrease in deferred system profit	(5,292)	(56,216)
Decrease in other liabilities	(45,812)	(108,571)
Net cash provided by operating activities	245,393	218,985
Cash flows from investing activities:
Capital expenditures, net	(20,272)	(12,128)
Purchase of available-for-sale securities	(410,031)	(303,101)
Proceeds from sale and maturity of available-for-sale securities	265,028	268,931
Purchase of trading securities	(11,168)	(18,586)
Proceeds from sale of trading securities	9,322	16,176
Net cash used in investing activities	(167,121)	(48,708)
Cash flows from financing activities:
Issuance of common stock	23,250	9,702
Tax withholding payments related to vested and released restricted stock units	(18,961)	(17,930)
Common stock repurchases	(68,317)	(66,392)
Payment of dividends to stockholders	(66,629)	(58,460)
Excess tax benefit from equity awards	7,026	—
Net cash used in financing activities	(123,631)	(133,080)
Effect of exchange rate changes on cash and cash equivalents	4,007	(2,579)
Net increase (decrease) in cash and cash equivalents	(41,352)	34,618
Cash and cash equivalents at beginning of period	751,294	711,329
Cash and cash equivalents at end of period	$709,942	$745,947
Supplemental cash flow disclosures:
Income taxes paid, net	$27,909	$37,391
Interest paid	$233	$611

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the SEC on August 6, 2012.
The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2013.
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
Recent Accounting Pronouncements. In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update intended to simplify testing goodwill for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company's fiscal year ending June 30, 2013, and early adoption is permitted. The Company elected to early adopt this accounting guidance at the beginning of the three months ended December 31, 2011 (see Note 5, “Goodwill and Purchased Intangible Assets,” for a detailed description).
In June 2011, the FASB issued an accounting standard update requiring an increase in the prominence of items reported in other comprehensive income. The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment also required presentation of adjustments for items that are reclassified from other comprehensive income in the statement where the components of net income and the components of other comprehensive income are presented, which was indefinitely deferred by the FASB in December 2011. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) became effective for the Company's interim period ended September 30, 2012. The amendment did not have an impact on the Company's financial position, results of operations or cash flows as it is disclosure-only in nature.
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
All of the Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of September 30, 2012, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market funds, U.S. Government agency securities and certain U.S. Treasury securities and sovereign securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
The types of instruments valued based on other observable inputs include corporate debt securities, municipal securities and certain U.S. Treasury securities and sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of September 30, 2012 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Corporate debt securities	$43,998	$—	$43,998
Money market and other	538,499	538,499	—
Marketable securities:
U.S. Treasury securities	77,301	77,301	—
U.S. Government agency securities	654,477	654,477	—
Municipal securities	66,792	—	66,792
Corporate debt securities	1,061,528	—	1,061,528
Sovereign securities	27,591	8,584	19,007
Total cash equivalents and marketable securities(1)	2,470,186	1,278,861	1,191,325
Other current assets:
Derivative assets	1,133	—	1,133
Other non-current assets:
Executive Deferred Savings Plan:
Money market and other	4,079	4,079	—
Mutual funds	128,111	96,049	32,062
Executive Deferred Savings Plan total	132,190	100,128	32,062
Total financial assets(1)	$2,603,509	$1,378,989	$1,224,520
Other current liabilities:
Derivative liabilities	$(1,779)	$—	$(1,779)
Total financial liabilities	$(1,779)	$—	$(1,779)
________________
(1) Excludes cash of $111.4 million held in operating accounts and time deposits of $56.5 million as of September 30, 2012.

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
________________
(1) Excludes cash of $126.0 million held in operating accounts and time deposits of $62.4 million as of June 30, 2012.
There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three months ended September 30, 2012 or June 30, 2012. The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of September 30, 2012 or June 30, 2012.

NOTE 3 – BALANCE SHEET COMPONENTS

(In thousands)	As of September 30, 2012	As of June 30, 2012
Accounts receivable, net:
Accounts receivable, gross	$559,862	$723,607
Allowance for doubtful accounts	(22,402)	(22,327)
	$537,460	$701,280
Inventories:
Customer service parts	$213,041	$197,013
Raw materials	276,319	234,549
Work-in-process	142,197	170,254
Finished goods	58,156	48,986
	$689,713	$650,802
Other current assets:
Prepaid expenses	$40,068	$53,472
Income tax related receivables	51,422	22,943
Other current assets	15,976	16,432
	$107,466	$92,847
Land, property and equipment, net:
Land	$41,895	$41,397
Buildings and leasehold improvements	246,379	244,807
Machinery and equipment	456,260	443,668
Office furniture and fixtures	19,122	19,493
Construction in process	19,329	11,765
	782,985	761,130
Less: accumulated depreciation and amortization	(494,109)	(483,444)
	$288,876	$277,686
Other non-current assets:
Executive Deferred Savings Plan(1)	$132,190	$125,354
Deferred tax assets – long-term	107,080	128,738
Other	21,444	21,135
	$260,714	$275,227
Other current liabilities:
Warranty	$46,192	$46,496
Executive Deferred Savings Plan(1)	132,350	125,329
Compensation and benefits	130,196	175,007
Income taxes payable	11,679	11,251
Interest payable	21,706	8,769
Accrued litigation costs	1,120	1,080
Other accrued expenses	128,192	145,479
	$471,435	$513,411

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. As of September 30, 2012, the Company had a deferred compensation plan related asset and liability included as a component of other non-current assets and other current liabilities on the Condensed Consolidated Balance Sheet.

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of September 30, 2012 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$77,149	$152	$—	$77,301
U.S. Government agency securities	653,108	1,385	(16)	654,477
Municipal securities	66,685	124	(17)	66,792
Corporate debt securities	1,099,330	6,357	(161)	1,105,526
Money market and other	538,499	—	—	538,499
Sovereign securities	27,497	95	(1)	27,591
Subtotal	2,462,268	8,113	(195)	2,470,186
Add: Time deposits(1)	56,534	—	—	56,534
Less: Cash equivalents	598,585	—	—	598,585
Marketable securities	$1,920,217	$8,113	$(195)	$1,928,135

As of June 30, 2012 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$91,387	$67	$(16)	$91,438
U.S. Government agency securities	633,587	981	(76)	634,492
Municipal securities	66,538	107	(102)	66,543
Corporate debt securities	914,134	3,826	(568)	917,392
Money market and other	607,038	—	—	607,038
Sovereign securities	29,056	89	—	29,145
Equity securities	10	—	—	10
Subtotal	2,341,750	5,070	(762)	2,346,058
Add: Time deposits(1)	62,431	—	—	62,431
Less: Cash equivalents	625,339	—	—	625,339
Marketable securities	$1,778,842	$5,070	$(762)	$1,783,150
________________

(1)	Time deposits excluded from fair value measurements.

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

As of September 30, 2012 (In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$2,038	$—
U.S. Government agency securities	40,356	(16)
Municipal securities	16,472	(17)
Corporate debt securities	120,448	(161)
Sovereign securities	3,000	(1)
Total	$182,314	$(195)
__________________

(1)	Of the total gross unrealized losses, there were no amounts that, as of September 30, 2012, had been in a continuous loss position for 12 months or more.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company's Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of September 30, 2012 (In thousands)	Amortized Cost	Fair Value
Due within one year	$457,709	$458,759
Due after one year through three years	1,462,508	1,469,376
	$1,920,217	$1,928,135
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized gains for the three months ended September 30, 2012 and 2011 were $0.3 million and $0.7 million, respectively.
NOTE 5 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balances as of the dates indicated below:

(In thousands)	As of September 30, 2012	As of June 30, 2012
Gross goodwill balance	$604,418	$604,302
Accumulated impairment losses	(277,570)	(276,586)
Net goodwill balance	$326,848	$327,716
The changes in the gross goodwill balance since June 30, 2012 resulted from foreign currency translation adjustments. In September 2012, the Company decided to exit the solar inspection business due to adverse market conditions in that industry and recognized a goodwill impairment charge of $1.0 million.

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
The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2011 during the three months ended December 31, 2011 and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. As of December 31, 2011, the Company's assessment indicated that goodwill in the reporting units was not impaired. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the second quarter of the fiscal year ended June 30, 2012. As noted above, the Company recognized a goodwill impairment charge of $1.0 million during the three months ended September 30, 2012 in connection with the Company's decision to exit the solar inspection business. The next annual assessment of the goodwill by reporting unit will be performed in the second quarter of the fiscal year ending June 30, 2013.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of September 30, 2012			As of June 30, 2012
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$133,659	$113,494	$20,165	$134,561	$110,370	$24,191
Patents	6-13 years	57,648	48,559	9,089	57,648	46,966	10,682
Trade name/Trademark	4-10 years	19,893	14,803	5,090	19,893	14,428	5,465
Customer relationships	6-7 years	54,680	40,943	13,737	54,823	39,525	15,298
Other	0-1 year	16,200	16,200	—	16,200	16,200	—
Total		$282,080	$233,999	$48,081	$283,125	$227,489	$55,636
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
For the three months ended September 30, 2012 and 2011, amortization expense for other intangible assets was $7.2 million and $8.0 million, respectively. Based on the intangible assets recorded as of September 30, 2012, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2013 (remaining 9 months)	$13,566
2014	15,368
2015	12,752
2016	5,564
2017	806
2018 and thereafter	25
Total	$48,081

NOTE 6 – LONG-TERM DEBT
In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as of September 30, 2012.
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
Based on the trading prices of the debt on the applicable dates, the fair value of the debt as of September 30, 2012 and June 30, 2012 was $909.0 million and $902.2 million, respectively.
NOTE 7 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
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
The following table summarizes the combined activity under the equity incentive plans for the indicated period:

(In thousands)	Available For Grant
Balances as of June 30, 2012(1)	7,969
Restricted stock units granted(2)(3)	(1,400)
Restricted stock units canceled(2)	120
Options canceled/expired/forfeited	144
Plan shares expired(4)	(4)
Balances as of September 30, 2012(1)	6,829
__________________

(1)
Includes shares available for issuance under the 2004 Plan, as well as under the Company’s 1998 Outside Director Option Plan (the “Outside Director Plan”), which only permits the issuance of stock options to the Company’s non-employee members of the Board of Directors. As of September 30, 2012, 1.7 million shares were available for grant under the Outside Director Plan.

(2)	The number of restricted stock units provided in this row reflects the application of the 1.8x multiple described above.

(3)
Includes 0.3 million restricted stock units (reflected as 0.6 million shares in this table due to the application of the 1.8x multiple described above) granted to senior management during the three months ended September 30, 2012 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of September 30, 2012, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

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
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended September 30,
(In thousands)	2012	2011
Stock-based compensation expense by:
Costs of revenues	$3,275	$3,838
Engineering, research and development	5,463	5,821
Selling, general and administrative	10,246	10,837
Total stock-based compensation expense	$18,984	$20,496
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of September 30, 2012	As of June 30, 2012
Inventory	$8,093	$7,692
Stock Options
The following table summarizes the activity and weighted-average exercise price for stock options under all plans during the three months ended September 30, 2012:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2012	3,844	$47.36
Granted	—	$—
Exercised	(522)	$44.55
Canceled/expired/forfeited	(144)	$48.28
Outstanding stock options as of September 30, 2012	3,178	$47.79
Vested and exercisable as of September 30, 2012	3,178	$47.79
The Company has not issued any stock options since November 1, 2007. The weighted-average remaining contractual terms for total options outstanding under all plans, and for total options vested and exercisable under all plans, as of September 30, 2012 were each 1.4 years. The aggregate intrinsic values for total options outstanding under all plans, and for total options vested and exercisable under all plans, as of September 30, 2012 were each $10.5 million.

The authoritative guidance on stock-based compensation permits companies to select the option-pricing model used to estimate the fair value of their stock-based compensation awards. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. For purposes of the fair value estimates presented in this report, the Company has based its expected stock price volatility assumption on the market-based implied volatility from traded options of the Company’s common stock. As of September 30, 2012, the unrecognized stock-based compensation balance related to stock options was immaterial.
The following table shows the total intrinsic value of options exercised, total cash received from employees and non-employee Board members as a result of stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

	Three months ended September 30,
(In thousands)	2012	2011
Total intrinsic value of options exercised	$3,927	$2,760
Total cash received from employees and non-employee Board members as a result of stock option exercises	$23,252	$9,702
Tax benefits realized by the Company in connection with these exercises	$1,294	$939
The Company generally settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.
Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the three months ended September 30, 2012 and restricted stock units outstanding as of September 30, 2012 and June 30, 2012:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2012	6,418	$32.66
Granted(2)	778	$51.65
Vested and released	(745)	$31.13
Withheld for taxes	(362)	$31.41
Forfeited	(67)	$34.92
Outstanding restricted stock units as of September 30, 2012(2)	6,022	$35.35
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. Under the terms of the 2004 Plan, each of the share numbers presented in this column is multiplied by 1.8 to calculate the impact on the share reserve under the 2004 Plan.

(2)
Includes 0.3 million restricted stock units granted to senior management during the three months ended September 30, 2012 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of September 30, 2012, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

The restricted stock units granted by the Company since the beginning of the fiscal year ending June 30, 2013 generally vest (a) with respect to awards with only service-based vesting criteria, in four equal installments on the first, second, third and fourth anniversaries of the grant date and (b) with respect to awards with both performance-based and service-based vesting criteria, in two equal installments on the third and fourth anniversaries of the grant date, in each case subject to the recipient remaining employed by the Company as of the applicable vesting date. The restricted stock units granted by the Company from the beginning of the fiscal year ended June 30, 2007 through June 30, 2012 generally vest in two equal installments on the second and fourth anniversaries of the grant date, subject to the recipient remaining employed by the Company as of the applicable vesting date. The value of the restricted stock units is based on the closing market price of the Company’s common stock on the grant date. The restricted stock units have been awarded under the Plan, and each unit will entitle the recipient to one share of common stock when the applicable vesting requirements for that unit are satisfied. However, for each share actually issued under the awarded restricted stock units, the share reserve under the 2004 Plan will be reduced by 1.8 shares, as provided under the terms of the 2004 Plan.
The Company has adopted a cash-based long-term incentive program in fiscal year 2013 for many of its employees as part of the Company's employee compensation program. In October 2012, the Company approved cash-based long-term incentive (“Cash LTI”) awards of $59.5 million under the Company's Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under the Cash LTI Plan, participants must remain employed by the Company as of the applicable award vesting date. Although executives and non-employee Board members are not participating in this program, the adoption of the Cash LTI Plan will reduce the Company's overall share usage going forward. In the first quarter of fiscal year 2013, as referenced in the table above, the Company issued restricted stock units covering up to 0.8 million shares, of the Company's common stock, compared to issuances of awards covering up to 2.2 million shares in the comparable quarter during fiscal year 2012.
The following table shows the grant date fair value after estimated forfeitures and weighted-average grant date fair value per unit for the restricted stock units granted, as well as the tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Three months ended September 30,
	2012	2011
Grant date fair value after estimated forfeitures	$26,439	$54,637
Weighted-average grant date fair value per unit	$51.65	$35.74
Tax benefits realized by the Company in connection with vested and released restricted stock units	$17,871	$16,773
As of September 30, 2012, the unrecognized stock-based compensation expense balance, net of estimated forfeitures, related to restricted stock units was $115.4 million and will be recognized over an estimated weighted-average amortization period of 2.1 years.
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
The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended September 30,
	2012	2011
Stock purchase plan:
Expected stock price volatility	30.2%	33.0%
Risk-free interest rate	0.1%	0.1%
Dividend yield	3.3%	3.4%
Expected life of options (in years)	0.5	0.5

No shares were purchased under the ESPP during the three months ended September 30, 2012 or 2011. The following table shows the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended September 30,
	2012	2011
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$606	$475
Weighted-average fair value per share based on Black-Scholes model	$10.54	$9.16
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of September 30, 2012, a total of 2.6 million shares were reserved and available for issuance under the ESPP. As of the date of this report, no additional shares have been added to the ESPP with respect to the fiscal year ending June 30, 2013.
NOTE 8 – STOCK REPURCHASE PROGRAM
Since July 1997, the Board of Directors has authorized the Company to systematically repurchase in the open market up to 72.8 million shares of its common stock under a repurchase program, including 10.0 million shares authorized in February 2011. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. As of September 30, 2012, 1.9 million shares were available for repurchase under the Company’s repurchase program.
Share repurchases for the indicated periods (based on the settlement date of the applicable repurchase) were as follows:

	Three months ended September 30,
(In thousands)	2012	2011
Number of shares of common stock repurchased	1,361	1,763
Total cost of repurchases	$68,317	$66,982

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

(In thousands, except per share amounts)	Three months ended September 30,
	2012	2011
Numerator:
Net income	$135,367	$191,995
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	166,531	166,684
Effect of dilutive options and restricted stock units	3,293	3,151
Weighted-average shares-diluted	169,824	169,835
Basic net income per share	$0.81	$1.15
Diluted net income per share	$0.80	$1.13
Anti-dilutive securities excluded from the computation of diluted net income per share	1,717	6,635
The total amount of dividends paid during the three months ended September 30, 2012 and 2011 was $66.6 million and $58.5 million, respectively. On July 10, 2012, the Company announced that its Board of Directors had authorized an increase in the level of the Company's quarterly dividend from $0.35 to $0.40 per share. The increase in the amount of dividends paid during the three months ended September 30, 2012 reflects that increase in the level of the Company's quarterly dividend.
NOTE 10 – INCOME TAXES
The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended September 30,
	2012	2011
Income before income taxes	$176,542	$247,262
Provision for income taxes	$41,175	$55,267
Effective tax rate	23.3%	22.4%
The Company’s estimated annual effective tax rate for the fiscal year ending June 30, 2013 is approximately 24.7%.
The difference between the actual effective tax rate of 23.3% during the quarter and the estimated annual effective tax rate of 24.7% is primarily due to a decrease in tax expense of $1.8 million as a result of a non-taxable increase in the value of the assets held within the Company’s Executive Deferred Savings Plan during the three months ended September 30, 2012.
Tax expense was higher as a percentage of income during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to the expiration of the federal research credit which occurred on December 31, 2011. The federal research credit decreased tax expense by $2.7 million during the three months ended September 30, 2011.
In the normal course of business, the Company is subject to examination by tax authorities throughout the world. The Company is subject to U.S. federal income tax examination for all years beginning from the fiscal year ended June 30, 2010.  The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2007. The

Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2007. It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that it may recognize up to $1.7 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
NOTE 11 – LITIGATION AND OTHER LEGAL MATTERS
The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of its business. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In general, legal proceedings and claims regardless of their merit, and associated internal investigation (especially those relating to intellectual property or confidential information disputes) are often expensive to prosecute, defend or conduct and may divert management's attention and other company resources. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. The Company believes the amounts provided in its condensed consolidated financial statements are adequate in light of the probable and estimated liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable, and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company's condensed consolidated financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended September 30,
(In thousands)	2012	2011
Receivables sold under factoring agreements	$48,534	$168,724
Proceeds from sales of LCs	$—	$4,510
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.

Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.2 million and $2.3 million for the three months ended September 30, 2012 and 2011, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2013 (remaining 9 months)	$6,680
2014	6,232
2015	3,475
2016	2,887
2017	2,387
2018 and thereafter	2,462
Total minimum lease payments	$24,123
Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $287.2 million as of September 30, 2012 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. The Company has committed $59.5 million to future payment obligations under its Cash LTI program. The calculation of compensation expense related to the Cash LTI Plan will include estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under the Cash LTI Plan, participants must remain employed by the Company as of the applicable award vesting date.
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
The following table provides the changes in the product warranty accrual for the indicated periods:

	Three months ended September 30,
(In thousands)	2012	2011
Beginning balance	$46,497	$41,528
Accruals for warranties issued during the period	10,646	11,292
Changes in liability related to pre-existing warranties	2,352	2,390
Settlements made during the period	(13,303)	(11,607)
Ending balance	$46,192	$43,603
The Company maintains guarantee arrangements available through various financial institutions for up to $24.8 million, of which $22.7 million had been issued as of September 30, 2012, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.
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
NOTE 13 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the indicated periods were as follows:

		Three months ended September 30,
(In thousands)	Location in Financial Statements	2012	2011
Derivatives Designated as Hedging Instruments
Losses in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$(241)	$(1,194)
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$(491)	$(284)
	Costs of revenues	(601)	61
	Total losses reclassified from accumulated OCI into income (effective portion)	$(1,092)	$(223)
Gains recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Interest income and other, net	$51	$43
Derivatives Not Designated as Hedging Instruments
Gains (losses) recognized in income	Interest income and other, net	$673	$(12,568)
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, as of the dates indicated below was as follows:

(In thousands)	As of September 30, 2012	As of June 30, 2012
Cash flow hedge contracts
Purchase	$6,162	$14,689
Sell	$28,420	$29,362
Other foreign currency hedge contracts
Purchase	$122,507	$121,965
Sell	$137,524	$126,827
The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2012	As of June 30, 2012	Balance Sheet Location	As of September 30, 2012	As of June 30, 2012
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$324	$128	Other current liabilities	$130	$736
Total derivatives designated as hedging instruments		$324	$128		$130	$736
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$809	$1,279	Other current liabilities	$1,649	$1,173
Total derivatives not designated as hedging instruments		$809	$1,279		$1,649	$1,173
Total derivatives		$1,133	$1,407		$1,779	$1,909

The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the indicated periods:

	Three months ended September 30,
(In thousands)	2012	2011
Beginning balance	$(962)	$12
Amount reclassified to income	1,092	223
Net change	(241)	(1,194)
Ending balance	$(111)	$(959)
NOTE 14 – RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2012 and 2011, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member, including JDS Uniphase Corporation, Cisco Systems, Inc., Freescale Semiconductor, Inc. and Avago Technologies Ltd. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three months ended September 30,
(In thousands)	2012	2011
Total revenues	$2,872	$37
Total purchases	$2,384	$2,092
The Company had a receivable balance from these parties of $2.8 million and $1.9 million as of September 30, 2012 and June 30, 2012, respectively. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
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

The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended September 30,
(Dollar amounts in thousands)	2012		2011
Revenues:
United States	$149,988	21%	$198,243	25%
Taiwan	276,299	38%	223,289	28%
Japan	88,715	12%	134,815	17%
Europe & Israel	59,160	8%	92,996	12%
Korea	70,247	10%	79,598	10%
Rest of Asia	76,300	11%	67,535	8%
Total	$720,709	100%	$796,476	100%
The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended September 30,
(Dollar amounts in thousands)	2012		2011
Revenues:
Defect inspection	$396,941	55%	$443,633	56%
Metrology	134,029	19%	182,012	23%
Service	146,631	20%	146,220	18%
Other	43,108	6%	24,611	3%
Total	$720,709	100%	$796,476	100%
Four customers accounted for greater than 10% of total revenues for the three months ended September 30, 2012. Two customers accounted for greater than 10% of total revenues for the three months ended September 30, 2011. One customer accounted for greater than 10% of net accounts receivable as of September 30, 2012. Two customers accounted for greater than 10% of net accounts receivable as of June 30, 2012.
Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of September 30, 2012	As of June 30, 2012
Long-lived assets:
United States	$210,957	$211,315
Taiwan	1,097	696
Japan	3,925	3,570
Europe & Israel	79,086	77,292
Korea	3,133	2,773
Rest of Asia	47,837	46,719
Total	$346,035	$342,365

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors” in this report as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission on August 6, 2012. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
EXECUTIVE SUMMARY
KLA-Tencor Corporation is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Our broad portfolio of products and services primarily supports integrated circuit (“IC” or “chip”) manufacturers throughout the entire semiconductor fabrication process, from research and development to final volume production. We provide leading-edge equipment, software and support that enable IC manufacturers to identify, resolve and manage significant advanced technology manufacturing process challenges and obtain higher finished product yields at lower overall cost. In addition to serving the semiconductor industry, we also provide a range of technology solutions to a number of other high technology industries, including the light emitting diode (“LED”) and data storage industries, as well as general materials research.
Our products and services are used by the vast majority of bare wafer, IC, lithography reticle (“reticle” or “mask”) and disk manufacturers in the world. Our products, services and expertise are used by our customers to measure and control nanometric-level manufacturing processes, and to detect, analyze and resolve critical product defects that arise in that environment. Our revenues are driven largely by our customers' spending on capital equipment and related maintenance services necessary to support key transitions in their underlying product technologies, or to increase their production volumes in response to market demand. Our semiconductor customers generally operate in one or more of the three major semiconductor markets - memory, foundry and logic. All three of these markets are characterized by rapid technological changes and sudden shifts in end-user demand, which influence the level and pattern of our customers' spending on our products and services. Although capital spending in all three semiconductor markets has historically been very cyclical, the demand for more advanced and lower cost chips used in a growing number of consumer electronics, communications, data processing, and industrial and automotive products has resulted in favorable long-term revenue growth rates for our process control and yield management solutions.

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
The growing use of increasingly sophisticated semiconductor devices has caused many of our customers to invest in additional semiconductor manufacturing capabilities and capacity. These investments have included process control and yield management equipment and services, which have had a significant favorable impact on our revenues over the long term.
During the three months ended September 30, 2012, our customers reduced their purchases of process control and yield management equipment, primarily in response to the cyclical industry factors affecting our foundry and logic customers and the challenging demand environment for our memory customers. In the current environment, as our customer base become increasingly more concentrated, large orders from a relatively limited number of customers account for a substantial portion of our sales, which potentially exposes us to more new order volatility. The low level of demand for process control and yield management equipment in the September quarter, and the resulting negative impact on our new orders in the quarter, will result in lower levels of total revenues until market conditions improve and demand for our products recovers. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and new process technologies to deliver higher performance semiconductor capability at lower costs. We expect that these dynamics will drive long-term increased adoption of process control equipment and services that reduce semiconductor defectivity and improve manufacturing yields, leaving the longer-term drivers underlying growth in our industry intact.
During the three months ended September 30, 2012, we decided to exit the solar inspection business due to deteriorating solar industry fundamentals and declining near-term business opportunities in that market. We have recognized expenses of $3.1 million during the three months ended September 30, 2012 as a consequence of our decision.
The following table sets forth some of the key quarterly unaudited financial information that we use to manage our business:

(In thousands, except net income per share)	Three months ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Total revenues	$720,709	$892,465	$840,521	$642,482	$796,476
Total costs and operating expenses	$534,152	$574,166	$556,247	$483,019	$542,187
Gross margin	$403,484	$530,802	$485,372	$369,627	$456,127
Income from operations	$186,557	$318,299	$284,274	$159,463	$254,289
Net income	$135,367	$247,877	$205,346	$110,797	$191,995
Net income per share:
Basic (1)	$0.81	$1.48	$1.23	$0.67	$1.15
Diluted (1)	$0.80	$1.46	$1.21	$0.66	$1.13
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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our related disclosure in this Quarterly Report on Form 10-Q. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventories

•	Warranty

•	Allowance for Doubtful Accounts

•	Equity and Long-Term Incentive Compensation Plans

•	Contingencies and Litigation

•	Goodwill and Intangible Assets

•	Income Taxes
There were no significant changes in our critical accounting estimates and policies during the three months ended September 30, 2012. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2012 for a more complete discussion of our critical accounting policies and estimates.
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
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update intended to simplify testing goodwill for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment becomes effective for annual and interim goodwill impairment tests performed for our fiscal year ending June 30, 2013, and early adoption is permitted. We elected to early adopt this accounting guidance at the beginning of the three months ended December 31, 2011 (see Note 5, “Goodwill and Purchased Intangible Assets,” to the Condensed Consolidated Financial Statements for a detailed description).
In June 2011, the FASB issued an accounting standard update requiring an increase in the prominence of items reported in other comprehensive income. The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment also required presentation of adjustments for items that are reclassified from other comprehensive income in the statement where the components of net income and the components of other comprehensive income are presented, which was indefinitely deferred by the FASB in December 2011. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) became effective for our interim period ended September 30, 2012. The amendment did not have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.

RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	September 30, 2012	June 30, 2012	September 30, 2011	Q1 FY13 vs. Q4 FY12		Q1 FY13 vs. Q1 FY12
Revenues:
Product	$574,078	$745,662	$650,256	$(171,584)	(23)%	$(76,178)	(12)%
Service	146,631	146,803	146,220	(172)	—%	411	—%
Total revenues	$720,709	$892,465	$796,476	$(171,756)	(19)%	$(75,767)	(10)%
Costs of revenues	$317,225	$361,663	$340,349	$(44,438)	(12)%	$(23,124)	(7)%
Gross margin percentage	56%	59%	57%
Product revenues
Our business is cyclical with respect to the capital equipment procurement practices of semiconductor manufacturers, with revenues impacted by the investment patterns of such manufacturers.
Product revenues decreased during the three months ended September 30, 2012 compared to the three months ended June 30, 2012 as a result of the challenging demand environment for the semiconductor capital equipment industry, as customers revised their expansion plans in response to end-customer product demand levels and their need to absorb recent significant capital equipment purchases, as well as macro-economic uncertainty.
Product revenues decreased during the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to lower levels of revenue backlog of $286 million at the start of the three months ended September 30, 2012 compared to $382 million at the start of the three months ended September 30, 2011.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems. Service revenues during the three months ended September 30, 2012 remained flat compared to the three months ended June 30, 2012 and September 30, 2011.
Revenues by region
Revenues by region for the periods indicated were as follows:

(Dollar amounts in thousands)	Three months ended
	September 30, 2012		June 30, 2012		September 30, 2011
United States	$149,988	21%	$131,112	15%	$198,243	25%
Taiwan	276,299	38%	270,507	30%	223,289	28%
Japan	88,715	12%	77,969	9%	134,815	17%
Europe & Israel	59,160	8%	72,520	8%	92,996	12%
Korea	70,247	10%	271,511	30%	79,598	10%
Rest of Asia	76,300	11%	68,846	8%	67,535	8%
Total	$720,709	100%	$892,465	100%	$796,476	100%
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
The following tables summarize the major factors that contributed to the changes in gross margin percentage for the periods indicated:

	Gross Margin Percentage		Gross Margin Percentage
Three months ended June 30, 2012	59.5%	Three months ended September 30, 2011	57.3%
Revenue volume of products and service	(1.2)%	Revenue volume of products and service	0.1%
Mix of products and services sold	(0.1)%	Mix of products and services sold	(1.0)%
Manufacturing labor, overhead and efficiencies	(1.3)%	Manufacturing labor, overhead and efficiencies	—%
Other service and manufacturing costs	(0.9)%	Other service and manufacturing costs	(0.4)%
Three months ended September 30, 2012	56.0%	Three months ended September 30, 2012	56.0%
Changes in gross margin percentage driven by revenue volume reflect our ability to leverage existing infrastructure in operating our business. It also includes the effect of fluctuations in average customer pricing and foreign exchange rates. Changes in gross margin percentage from mix of products and services sold reflect the impact of changes in the composition within product and service offerings, as well as differences in transaction-specific revenue realization. Changes in gross margin percentage from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements; this includes the impact of capacity utilization, use of overtime and variability of cost structure. Changes in gross margin percentage from other service and manufacturing costs include the impact of customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk.
Our gross margin declined to 56.0% during the three months ended September 30, 2012 from 59.5% during the three months ended June 30, 2012 primarily due to lower revenue volume and lower factory utilization as a result of lower shipments.
Our gross margin declined to 56.0% during the three months ended September 30, 2012 from 57.3% during the three months ended September 30, 2011 primarily due to a less favorable mix of products sold.
Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	September 30, 2012	June 30, 2012	September 30, 2011	Q1 FY13 vs. Q4 FY12		Q1 FY13 vs. Q1 FY12
R&D expenses	$119,742	$118,710	$107,762	$1,032	1%	$11,980	11%
R&D expenses as a percentage of total revenues	17%	13%	14%
R&D expenses during the three months ended September 30, 2012 increased compared to the three months ended June 30, 2012, primarily due to an increase in employee-related expenses of $1.6 million as a result of additional engineering headcount and an increase in engineering material costs of $1.9 million related to our next-generation products, offset by a benefit to R&D expense from external funding.
R&D expenses during the three months ended September 30, 2012 increased compared to the three months ended September 30, 2011, primarily due to an increase in engineering material costs of $7.5 million related to our next-generation products, an increase in employee-related expenses of $1.9 million as a result of annual compensation adjustments and additional engineering headcount and an increase in depreciation of fixed assets of $1.3 million.

R&D expenses include the benefit of $4.0 million, $0.1 million and $3.6 million of external funding received during the three months ended September 30, 2012, June 30, 2012 and September 30, 2011, respectively, for certain strategic development programs from government grants.
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
Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	September 30, 2012	June 30, 2012	September 30, 2011	Q1 FY13 vs. Q4 FY12		Q1 FY13 vs. Q1 FY12
SG&A expenses	$97,185	$93,793	$94,076	$3,392	4%	$3,109	3%
SG&A expenses as a percentage of total revenues	13%	11%	12%
SG&A expenses during the three months ended September 30, 2012 increased compared to the three months ended June 30, 2012 and September 30, 2011, in each case primarily as a result of $3.1 million in expenses that we recognized during the three months ended September 30, 2012 in connection with our decision to exit from the solar inspection business, which included goodwill impairment, severance and other expenses.
Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	September 30, 2012	June 30, 2012	September 30, 2011
Interest income and other, net	$3,488	$1,096	$6,866
Interest expense	$13,503	$13,503	$13,893
Interest income and other, net as a percentage of total revenues	—%	—%	1%
Interest expense as a percentage of total revenues	2%	2%	2%
Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, gains or losses from revaluation of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, and impairments associated with equity investments in privately-held companies. The increase in interest income and other, net during the three months ended September 30, 2012 compared to the three months ended June 30, 2012 was primarily due to a decrease in foreign exchange related losses of $1.2 million and an impairment charge of $1.5 million recorded during the three months ended June 30, 2012 for equity investments in privately-held companies. The decrease in interest income and other, net during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to an increase of $3.5 million in accrued interest and penalties on uncertain tax positions recorded during the three months ended September 30, 2012.
Interest expense is primarily attributable to the $750 million aggregate principal amount of senior fixed rate notes that we issued in the fourth quarter of the fiscal year ended June 30, 2008.
Provision for Income Taxes
The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended
	September 30, 2012	June 30, 2012	September 30, 2011
Income before income taxes	176,542	305,892	$247,262
Provision for income taxes	41,175	58,015	$55,267
Effective tax rate	23.3%	19.0%	22.4%
Our estimated annual effective tax rate for the fiscal year ending June 30, 2013 is approximately 24.7%.

The difference between the actual effective tax rate of 23.3% during the quarter and the estimated annual effective tax rate of 24.7% is primarily due to a decrease in tax expense of $1.8 million as a result of a non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan during the three months ended September 30, 2012.
Tax expense was higher as a percentage of income during the three months ended September 30, 2012 compared to the three months ended June 30, 2012 primarily due to an increase in tax expense of $7.6 million during the three months ended September 30, 2012 related to a decrease in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate.
Tax expense was higher as a percentage of income during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to the expiration of the federal research credit which occurred on December 31, 2011. The federal research credit decreased tax expense by $2.7 million during the three months ended September 30, 2011.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examination for all years beginning from the fiscal year ended June 30, 2010. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2007. We are also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2007. It is possible that certain examinations may be concluded in the next twelve months. We believe it is possible that we may recognize up to $1.7 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	September 30, 2012	June 30, 2012
Cash and cash equivalents	$709,942	$751,294
Marketable securities	1,928,135	1,783,150
Total cash, cash equivalents and marketable securities	$2,638,077	$2,534,444
Percentage of total assets	52%	50%

	Three months ended September 30,
(In thousands)	2012	2011
Cash flow:
Net cash provided by operating activities	$245,393	$218,985
Net cash used in investing activities	(167,121)	(48,708)
Net cash used in financing activities	(123,631)	(133,080)
Effect of exchange rate changes on cash and cash equivalents	4,007	(2,579)
Net increase (decrease) in cash and cash equivalents	$(41,352)	$34,618
As of September 30, 2012, our cash, cash equivalents and marketable securities totaled $2.6 billion, which is an increase of $103.6 million from June 30, 2012. As of September 30, 2012, $920.6 million of the $2.6 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to permanently reinvest $732.2 million of the cash held by our foreign subsidiaries and branch offices. If, however, a portion of these funds were to be needed for our operations in the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from where the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $188.4 million of the $920.6 million held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
During the three months ended September 30, 2012, our Board of Directors declared a dividend of $0.40 per share of our outstanding common stock, which was paid on September 4, 2012 to our stockholders of record as of the close of business on August 13, 2012. During the same period in fiscal year 2012, our Board of Directors declared and paid a quarterly cash dividend of $0.35 per share. The total amount of dividends paid during the three months ended September 30, 2012 and 2011 was $66.6 million and $58.5 million, respectively. The increase in the amount of dividends paid during the three months ended September 30, 2012 reflects the increase in the level of our quarterly dividend from $0.35 to $0.40 per share.

The shares repurchased under our stock repurchase program have allowed our basic and diluted weighted-average shares outstanding to remain flat for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The stock repurchase program offsets the additional shares issued upon the exercise of employee stock options, the vesting of employee restricted stock units and the stock purchases under our Employee Stock Purchase Plan.
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the three months ended September 30, 2012 increased compared to the three months ended September 30, 2011 primarily as a result of the following factors:

•	A decrease in tax payments of approximately $10 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and

•	A decrease in variable compensation of approximately $19 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011, partially offset by

•	An increase in accounts receivable collections of approximately $4 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.
Net cash used in investing activities during the three months ended September 30, 2012 increased compared to the three months ended September 30, 2011 primarily as a result of an increase in the use of cash for purchases of available-for-sale and trading securities, net of sales and maturities, of $110 million.
Net cash used in financing activities during the three months ended September 30, 2012 decreased compared to the three months ended September 30, 2011 primarily as a result of the following factors:

•
An increase in dividend payments of $8 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011, mainly due to an increase in our quarterly dividend from $0.35 to $0.40 per share that was instituted during the three months ended September 30, 2012, and

•	An increase in common stock repurchases of $2 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011, partially offset by

•	An increase in proceeds from the exercise of stock options of $14 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of September 30, 2012:

	Fiscal year ending June 30,
(In thousands)	Total	2013 (2)	2014	2015	2016	2017	Thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$—	$750,000	$—
Interest expense associated with long-term debt obligations	288,938	38,813	51,750	51,750	51,750	51,750	43,125	—
Purchase commitments	287,155	271,002	9,718	3,211	3,224	—	—	—
Non-current income tax payable(3)	57,826	—	—	—	—	—	—	57,826
Operating leases	24,123	6,680	6,232	3,475	2,887	2,387	2,462	—
Cash long-term incentive program(4)	59,517	10,885	14,879	14,879	14,890	3,984
Pension obligations	30,508	1,855	2,014	3,040	2,466	2,736	18,397	—
Total contractual cash obligations	$1,498,067	$329,235	$84,593	$76,355	$75,217	$60,857	$813,984	$57,826
__________________

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

(2)	Remaining 9 months.

(3)
Represents the non-current income tax payable obligation and related accrued interest. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

(4)	Represents the amount committed under our cash long-term incentive program. Expected payment after estimated forfeitures is approximately $50 million.

We have adopted a cash-based long-term incentive program in fiscal year 2013 for many of our employees as part of our employee compensation program. In October 2012, we approved cash-based long-term incentive (“Cash LTI”) awards of $59.5 million under our Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under the Cash LTI Plan, participants must remain employed by us as of the applicable award vesting date.
We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we periodically sell certain letters of credit (“LCs”), without recourse, received from customers in payment for goods.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended September 30,
(In thousands)	2012	2011
Receivables sold under factoring agreements	$48,534	$168,724
Proceeds from sales of LCs	$—	$4,510
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $24.8 million, of which $22.7 million had been issued as of September 30, 2012, primarily to fund guarantees to customs authorities for VAT and other operating requirements of our subsidiaries in Europe and Asia.
We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $287.2 million as of September 30, 2012 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
We provide standard warranty coverage on our systems for 40 hours per week for 12 months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited historical product performance to estimate warranty expense; more mature products with longer product performance histories tend to be more stable in our warranty charge estimates. Non-standard warranty coverage generally includes services incremental to the standard 40 hours per week coverage for 12 months. See Note 12, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements for a detailed description.
Working capital increased to $3.4 billion as of September 30, 2012, compared to $3.3 billion as of June 30, 2012. As of September 30, 2012, our principal sources of liquidity consisted of $2.6 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy our liquidity requirements for at least the next 12 months.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. We were in compliance with all of our covenants as of September 30, 2012.

Our credit ratings and outlooks as of October 8, 2012 are summarized below:

Rating Agency	Rating	Outlook
Fitch	BBB	Stable
Moody’s	Baa1	Stable
Standard & Poor’s	BBB	Stable
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy.
Off-Balance Sheet Arrangements
Under our foreign currency risk management strategy, we utilize derivative instruments to protect our interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 13, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for a detailed description). Our outstanding hedge contracts, with maximum maturity of 18 months, were as follows:

(In thousands)	As of September 30, 2012	As of June 30, 2012
Cash flow hedge contracts
Purchase	$6,162	$14,689
Sell	$28,420	$29,362
Other foreign currency hedge contracts
Purchase	$122,507	$121,965
Sell	$137,524	$126,827
Indemnification Obligations. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees with respect to certain litigation matters and investigations that arise in connection with their service to us. These obligations arise under the terms of our certificate of incorporation, our bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that we are required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. For example, we have paid or reimbursed legal expenses incurred in connection with the investigation of our historical stock option practices and the related litigation and government inquiries by a number of our current and former directors, officers and employees. Although the maximum potential amount of future payments we could be required to make under the indemnification obligations generally described in this paragraph is theoretically unlimited, we believe the fair value of this liability, to the extent estimable, is appropriately considered within the reserve we have established for currently pending legal proceedings.
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 30, 2012. Actual results may differ materially.
As of September 30, 2012, we had an investment portfolio of fixed income securities of $1.9 billion, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2012, the fair value of the portfolio would have declined by $1.2 million.
As of September 30, 2012, we had net forward and option contracts to sell $37.3 million in foreign currency in order to hedge certain currency exposures (see Note 13, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for a detailed description). If we had entered into these contracts on September 30, 2012, the U.S. dollar equivalent would have been $37.9 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $20.2 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our net income or cash flows.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of September 30, 2012, the book value and the fair value of our fixed rate debt were $747.0 million and $909.0 million, respectively.
See Note 4, “Marketable Securities,” to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of September 30, 2012.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth above under Note 11, “Litigation and Other Legal Matters,” to the Condensed Consolidated Financial Statements in Item 1 of Part 1 is incorporated herein by reference.

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
As of September 30, 2012, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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
During the fiscal year ended June 30, 2009, we recorded material restructuring charges of $38.7 million related to our global workforce reduction, large excess inventory write-offs of $85.6 million, and material impairment charges of $446.7 million related to our goodwill and purchased intangible assets. If we again encounter challenging economic conditions, we may implement additional cost reduction actions, discontinue certain business operations or make other organizational changes, which would require us to take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write off additional inventory if our product build plans or usage of service inventory decline, and such additional write-offs could constitute material charges.
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

New regulations related to “conflict minerals” may force us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.
In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. Some of these metals are commonly used in electronic equipment and devices, including our products. These new requirements will require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. We have an extremely complex supply chain, with numerous suppliers (many of whom are not obligated by the new law to investigate their own supply chains) for the components and parts used in each of our products. As a result, we may incur significant costs to comply with the diligence and disclosure requirements, including costs related to determining the source of any of the relevant metals used in our products. In addition, because our supply chain is so complex, we may not be able to sufficiently verify the origin of all the relevant metals used in our products through the due diligence procedures that we implement, which may harm our business reputation. Though we do not anticipate that our customers will need to know our conflict mineral status to satisfy their own SEC reporting obligations (if any), we may also face difficulties in satisfying customers if they nonetheless require that we prove or certify that our products are “conflict free.” Key components and parts that can be shown to be “conflict free” may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier. Any of these outcomes could adversely impact our business, financial condition or operating results.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended September 30, 2012 (1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2012 to July 31, 2012	469,522	$47.48	2,756,641
August 1, 2012 to August 31, 2012	479,550	$52.48	2,277,091
September 1, 2012 to September 30, 2012	411,800	$50.65	1,865,291
Total	1,360,872	$50.20
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.41	Fiscal Year 2013 Executive Incentive Plan *+

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

*	Denotes a management contract, plan or arrangement.
+	Confidential treatment has been requested as to a portion of this exhibit

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

October 25, 2012	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

October 25, 2012	/s/ MARK P. DENTINGER
(Date)	Mark P. Dentinger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 25, 2012	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.41	Fiscal Year 2013 Executive Incentive Plan *+

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

*	Denotes a management contract, plan or arrangement.
+	Confidential treatment has been requested as to a portion of this exhibit