Form 10-Q
period 2012-12-31
KLA TENCOR CORP
filed 2013-01-25
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
As of January 10, 2013, there were 166,144,760 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$767,313	$751,294
Marketable securities	1,810,940	1,783,150
Accounts receivable, net	606,115	701,280
Inventories	662,735	650,802
Deferred income taxes	168,369	184,670
Other current assets	120,828	92,847
Total current assets	4,136,300	4,164,043
Land, property and equipment, net	292,394	277,686
Goodwill	326,779	327,716
Purchased intangibles, net	43,514	55,636
Other non-current assets	269,776	275,227
Total assets	$5,068,763	$5,100,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,575	$139,183
Deferred system profit	156,775	147,218
Unearned revenue	53,257	63,095
Other current liabilities	468,130	513,411
Total current liabilities	781,737	862,907
Non-current liabilities:
Long-term debt	747,104	746,833
Income tax payable	54,910	50,839
Unearned revenue	31,742	34,899
Other non-current liabilities	92,134	89,235
Total liabilities	1,707,627	1,784,713
Commitments and contingencies (Note 11 and Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	1,123,422	1,089,480
Retained earnings	2,252,772	2,247,258
Accumulated other comprehensive income (loss)	(15,058)	(21,143)
Total stockholders’ equity	3,361,136	3,315,595
Total liabilities and stockholders’ equity	$5,068,763	$5,100,308

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands, except per share data)	2012	2011	2012	2011
Revenues:
Product	$523,023	$500,659	$1,097,101	$1,150,915
Service	149,988	141,823	296,619	288,043
Total revenues	673,011	642,482	1,393,720	1,438,958
Costs and operating expenses:
Costs of revenues	303,915	272,855	621,140	613,204
Engineering, research and development	121,608	116,363	241,350	224,125
Selling, general and administrative	94,241	93,801	191,426	187,877
Total costs and operating expenses	519,764	483,019	1,053,916	1,025,206
Income from operations	153,247	159,463	339,804	413,752
Interest income and other, net	5,058	740	8,546	7,606
Interest expense	13,431	13,296	26,934	27,189
Income before income taxes	144,874	146,907	321,416	394,169
Provision for income taxes	38,244	36,110	79,419	91,377
Net income	$106,630	$110,797	$241,997	$302,792
Net income per share:
Basic	$0.64	$0.67	$1.45	$1.82
Diluted	$0.63	$0.66	$1.43	$1.78
Cash dividends declared per share	$0.40	$0.35	$0.80	$0.70
Weighted average number of shares:
Basic	166,268	166,343	166,632	166,513
Diluted	169,076	169,103	169,702	169,650

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands)	2012	2011	2012	2011
Net income	$106,630	$110,797	$241,997	$302,792
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	(1,126)	(5,175)	5,496	(9,613)
Change in income tax benefit or expense	(1,035)	635	(2,712)	3,286
Net change related to currency translation adjustments	(2,161)	(4,540)	2,784	(6,327)
Cash flow hedges:
Change in net unrealized gains or losses	2,242	(223)	2,001	(1,417)
Reclassification adjustments for gains or losses included in net income	(128)	702	964	925
Change in income tax benefit or expense	(753)	(170)	(1,056)	176
Net change related to cash flow hedges	1,361	309	1,909	(316)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	160	139	317	241
Available-for-sale investments:
Change in net unrealized gains or losses	(968)	(163)	2,949	(3,660)
Reclassification adjustments for gains or losses included in net income	(1,048)	662	(1,356)	556
Change in income tax benefit or expense	709	(154)	(518)	1,193
Net change related to available-for-sale securities	(1,307)	345	1,075	(1,911)
Other comprehensive income (loss)	(1,947)	(3,747)	6,085	(8,313)
Total comprehensive income	$104,683	$107,050	$248,082	$294,479

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended December 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$241,997	$302,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,941	46,451
Asset impairment charges	1,327	1,378
Net gain on sale of assets	(1,160)	—
Non-cash stock-based compensation expense	33,942	40,142
Excess tax benefit from equity awards	(13,093)	—
Net gain on sale of marketable securities and other investments	(1,357)	(556)
Changes in assets and liabilities:
Decrease in accounts receivable, net	89,583	45,408
Increase in inventories	(10,467)	(76,841)
Decrease in other assets	615	61,819
Decrease in accounts payable	(35,418)	(13,978)
Increase (decrease) in deferred system profit	9,557	(1,620)
Increase (decrease) in other liabilities	(38,631)	1,222
Net cash provided by operating activities	322,836	406,217
Cash flows from investing activities:
Capital expenditures, net	(37,363)	(27,046)
Proceeds from sale of assets	1,838	2,228
Purchase of available-for-sale securities	(751,527)	(591,088)
Proceeds from sale and maturity of available-for-sale securities	718,124	556,167
Purchase of trading securities	(19,912)	(35,438)
Proceeds from sale of trading securities	19,438	34,529
Net cash used in investing activities	(69,402)	(60,648)
Cash flows from financing activities:
Issuance of common stock	46,857	49,098
Tax withholding payments related to vested and released restricted stock units	(28,432)	(29,474)
Common stock repurchases	(136,600)	(129,972)
Payment of dividends to stockholders	(133,151)	(116,561)
Excess tax benefit from equity awards	13,093	—
Net cash used in financing activities	(238,233)	(226,909)
Effect of exchange rate changes on cash and cash equivalents	818	(5,003)
Net increase in cash and cash equivalents	16,019	113,657
Cash and cash equivalents at beginning of period	751,294	711,329
Cash and cash equivalents at end of period	$767,313	$824,986
Supplemental cash flow disclosures:
Income taxes paid, net	$76,204	$7,645
Interest paid	$26,915	$27,515

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
The results of operations for the six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2013.
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
Recent Accounting Pronouncements. In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update intended to simplify testing goodwill for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment, by its terms, became effective for annual and interim goodwill impairment tests performed for the Company's fiscal year ending June 30, 2013, and early adoption was permitted. The Company elected to early adopt this accounting guidance at the beginning of the three months ended December 31, 2011 (see Note 5, “Goodwill and Purchased Intangible Assets,” for a detailed description).
In June 2011, the FASB issued an accounting standard update requiring an increase in the prominence of items reported in other comprehensive income. The amendment eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and required that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment also required presentation of adjustments for items that are reclassified from other comprehensive income in the statement where the components of net income and the components of other comprehensive income are presented, but that requirement was indefinitely deferred by the FASB in December 2011. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) became effective for the Company's interim period ended September 30, 2012. The amendment did not have an impact on the Company's financial position, results of operations or cash flows as it is disclosure-only in nature.

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
All of the Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of December 31, 2012, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market funds, equity securities and certain U.S. Government agency securities, U.S. Treasury securities and sovereign securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of December 31, 2012 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
U.S. Government agency securities	$5,515	$5,515	$—
Money market and other	617,113	617,113	—
Marketable securities:
U.S. Treasury securities	92,075	88,578	3,497
U.S. Government agency securities	574,781	571,783	2,998
Municipal securities	77,594	—	77,594
Corporate debt securities	1,008,378	—	1,008,378
Sovereign securities	17,245	9,552	7,693
Equity securities	357	357	—
Total cash equivalents and marketable securities(1)	2,393,058	1,292,898	1,100,160
Other current assets:
Derivative assets	6,169	—	6,169
Other non-current assets:
Executive Deferred Savings Plan:
Money market and other	2,708	2,708	—
Mutual funds	129,336	97,065	32,271
Executive Deferred Savings Plan total	132,044	99,773	32,271
Total financial assets(1)	$2,531,271	$1,392,671	$1,138,600
Other current liabilities:
Derivative liabilities	$(870)	$—	$(870)
Total financial liabilities	$(870)	$—	$(870)
________________
(1) Excludes cash of $125.7 million held in operating accounts and time deposits of $59.5 million as of December 31, 2012.

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
There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three and six months ended December 31, 2012 or June 30, 2012. The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of December 31, 2012 or June 30, 2012.

NOTE 3 – BALANCE SHEET COMPONENTS

(In thousands)	As of December 31, 2012	As of June 30, 2012
Accounts receivable, net:
Accounts receivable, gross	$628,448	$723,607
Allowance for doubtful accounts	(22,333)	(22,327)
	$606,115	$701,280
Inventories:
Customer service parts	$211,889	$197,013
Raw materials	273,861	234,549
Work-in-process	129,301	170,254
Finished goods	47,684	48,986
	$662,735	$650,802
Other current assets:
Prepaid expenses	$43,890	$53,472
Income tax related receivables	59,585	22,943
Other current assets	17,353	16,432
	$120,828	$92,847
Land, property and equipment, net:
Land	$41,881	$41,397
Buildings and leasehold improvements	254,484	244,807
Machinery and equipment	461,654	443,668
Office furniture and fixtures	21,894	19,493
Construction in process	17,203	11,765
	797,116	761,130
Less: accumulated depreciation and amortization	(504,722)	(483,444)
	$292,394	$277,686
Other non-current assets:
Executive Deferred Savings Plan(1)	$132,044	$125,354
Deferred tax assets – long-term	116,980	128,738
Other	20,752	21,135
	$269,776	$275,227
Other current liabilities:
Warranty	$41,918	$46,496
Executive Deferred Savings Plan(1)	132,515	125,329
Compensation and benefits	138,143	175,007
Income taxes payable	11,533	11,251
Interest payable	8,769	8,769
Accrued litigation costs	1,954	1,080
Other accrued expenses	133,298	145,479
	$468,130	$513,411

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. As of December 31, 2012, the Company had a deferred compensation plan related asset and liability included as a component of other non-current assets and other current liabilities on the Condensed Consolidated Balance Sheet.

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of December 31, 2012 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$91,927	$151	$(3)	$92,075
U.S. Government agency securities	579,062	1,240	(6)	580,296
Municipal securities	77,595	87	(88)	77,594
Corporate debt securities	1,003,918	4,796	(336)	1,008,378
Money market and other	617,113	—	—	617,113
Sovereign securities	17,191	57	(3)	17,245
Equity securities	350	7	—	357
Subtotal	2,387,156	6,338	(436)	2,393,058
Add: Time deposits(1)	59,467	—	—	59,467
Less: Cash equivalents	641,585	—	—	641,585
Marketable securities	$1,805,038	$6,338	$(436)	$1,810,940

As of June 30, 2012 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$91,387	$67	$(16)	$91,438
U.S. Government agency securities	633,587	981	(76)	634,492
Municipal securities	66,538	107	(102)	66,543
Corporate debt securities	914,134	3,826	(568)	917,392
Money market and other	607,038	—	—	607,038
Sovereign securities	29,056	89	—	29,145
Equity securities	10	—	—	10
Subtotal	2,341,750	5,070	(762)	2,346,058
Add: Time deposits(1)	62,431	—	—	62,431
Less: Cash equivalents	625,339	—	—	625,339
Marketable securities	$1,778,842	$5,070	$(762)	$1,783,150
________________

(1)	Time deposits excluded from fair value measurements.

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

As of December 31, 2012 (In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$4,999	$(3)
U.S. Government agency securities	37,083	(6)
Municipal securities	30,399	(88)
Corporate debt securities	200,660	(336)
Sovereign securities	966	(3)
Total	$274,107	$(436)
__________________

(1)	Of the total gross unrealized losses, there were no amounts that, as of December 31, 2012, had been in a continuous loss position for 12 months or more.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company's Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of December 31, 2012 (In thousands)	Amortized Cost	Fair Value
Due within one year	$355,965	$356,693
Due after one year through three years	1,449,073	1,454,247
	$1,805,038	$1,810,940
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized gains on the Company's investments for the three months ended December 31, 2012 were $1.0 million. Net realized losses on the Company's investments for the three months ended December 31, 2011 were $0.1 million. Net realized gains for the six months ended December 31, 2012 and 2011 were $1.4 million and $0.6 million, respectively.
NOTE 5 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balances as of the dates indicated below:

(In thousands)	As of December 31, 2012	As of June 30, 2012
Gross goodwill balance	$604,349	$604,302
Accumulated impairment losses	(277,570)	(276,586)
Net goodwill balance	$326,779	$327,716
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
The Company has four reporting units: Defect Inspection, Metrology, Service and Other. As of December 31, 2012, substantially all of the goodwill balance resided in the Defect Inspection reporting unit.
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
The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2012 during the three months ended December 31, 2012 and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. As a result of the Company's determination following its qualitative assessment, it was not necessary to perform the two-step goodwill impairment test at this time. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, market capitalization, stock price, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities.
Based on the Company's assessment, goodwill in the reporting units was not impaired as of December 31, 2012 or 2011.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of December 31, 2012			As of June 30, 2012
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$133,659	$115,365	$18,294	$134,561	$110,370	$24,191
Patents	6-13 years	57,648	49,395	8,253	57,648	46,966	10,682
Trade name/Trademark	4-10 years	19,893	15,178	4,715	19,893	14,428	5,465
Customer relationships	6-7 years	54,680	42,428	12,252	54,823	39,525	15,298
Other	0-1 year	16,200	16,200	—	16,200	16,200	—
Total		$282,080	$238,566	$43,514	$283,125	$227,489	$55,636
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
For the three months ended December 31, 2012 and 2011, amortization expense for other intangible assets was $4.6 million and $7.7 million, respectively. For the six months ended December 31, 2012 and 2011, amortization expense for other intangible assets was $11.8 million and $15.7 million, respectively. Based on the intangible assets recorded as of December 31, 2012, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2013 (remaining 6 months)	$8,999
2014	15,368
2015	12,752
2016	5,564
2017	806
2018 and thereafter	25
Total	$43,514

NOTE 6 – LONG-TERM DEBT
In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as of December 31, 2012.
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
Based on the trading prices of the debt on the applicable dates, the fair value of the debt as of December 31, 2012 and June 30, 2012 was $905.6 million and $902.2 million, respectively. While the debt is recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is classified as Level 2 for purposes of the fair value measurement hierarchy.
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
The following table summarizes the combined activity under the equity incentive plans for the indicated period:

(In thousands)	Available For Grant
Balances as of June 30, 2012(1)	7,969
Restricted stock units granted(2)(3)	(1,454)
Restricted stock units canceled(2)	278
Options canceled/expired/forfeited	169
Plan shares expired(4)	(26)
Balances as of December 31, 2012(1)	6,936
__________________

(1)
Includes shares available for issuance under the 2004 Plan, as well as under the Company’s 1998 Outside Director Option Plan (the “Outside Director Plan”), which only permits the issuance of stock options to the Company’s non-employee members of the Board of Directors. As of December 31, 2012, 1.7 million shares were available for grant under the Outside Director Plan.

(2)	The number of restricted stock units provided in this row reflects the application of the 1.8x multiple described above.

(3)
Includes 0.3 million restricted stock units (reflected as 0.6 million shares in this table due to the application of the 1.8x multiple described above) granted to senior management during the six months ended December 31, 2012 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of December 31, 2012, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

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
The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes valuation model for purchase rights under the Company’s Employee Stock Purchase Plan and using the closing price of the Company’s common stock on the grant date for restricted stock units, adjusted to exclude the present value of dividends which are not accrued on the restricted stock units.
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2012	2011	2012	2011
Stock-based compensation expense by:
Costs of revenues	$2,624	$3,671	$5,899	$7,509
Engineering, research and development	4,270	5,756	9,733	11,577
Selling, general and administrative	8,064	10,219	18,310	21,056
Total stock-based compensation expense	$14,958	$19,646	$33,942	$40,142
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of December 31, 2012	As of June 30, 2012
Inventory	$8,244	$7,692
Stock Options
The following table summarizes the activity and weighted-average exercise price for stock options under all plans during the six months ended December 31, 2012:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2012	3,844	$47.36
Granted	—	$—
Exercised	(613)	$43.57
Canceled/expired/forfeited	(169)	$48.46
Outstanding stock options as of December 31, 2012 (all outstanding and all vested and exercisable)	3,062	$48.07
The Company has not issued any stock options since November 1, 2007. The weighted-average remaining contractual terms for total options outstanding under all plans, and for total options vested and exercisable under all plans, as of December 31, 2012 were each 1.1 years. The aggregate intrinsic values for total options outstanding under all plans, and for total options vested and exercisable under all plans, as of December 31, 2012 were each $9.6 million.

The authoritative guidance on stock-based compensation permits companies to select the option-pricing model used to estimate the fair value of their stock-based compensation awards. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. For purposes of the fair value estimates presented in this report, the Company has based its expected stock price volatility assumption on the market-based implied volatility from traded options of the Company’s common stock. As of December 31, 2012, the Company had no unrecognized stock-based compensation balance related to stock options.
The following table shows the total intrinsic value of options exercised, total cash received from employees and non-employee Board members as a result of stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2012	2011	2012	2011
Total intrinsic value of options exercised	$847	$3,809	$4,774	$6,569
Total cash received from employees and non-employee Board members as a result of stock option exercises	$3,467	$20,201	$26,718	$29,903
Tax benefits realized by the Company in connection with these exercises	$285	$1,224	$1,579	$2,163
The Company generally settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.
Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the six months ended December 31, 2012 and restricted stock units outstanding as of December 31, 2012 and June 30, 2012:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2012	6,418	$29.49
Granted(2)	808	$46.41
Vested and released	(1,205)	$24.76
Withheld for taxes	(567)	$24.76
Forfeited	(154)	$32.19
Outstanding restricted stock units as of December 31, 2012(2)	5,300	$33.57
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. Under the terms of the 2004 Plan, each of the share numbers presented in this column is multiplied by 1.8 to calculate the impact on the share reserve under the 2004 Plan.

(2)
Includes 0.3 million restricted stock units granted to senior management during the six months ended December 31, 2012 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of December 31, 2012, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

The restricted stock units granted by the Company since the beginning of the fiscal year ending June 30, 2013 generally vest (a) with respect to awards with only service-based vesting criteria, in four equal installments on the first, second, third and fourth anniversaries of the grant date and (b) with respect to awards with both performance-based and service-based vesting criteria, in two equal installments on the third and fourth anniversaries of the grant date, in each case subject to the recipient remaining employed by the Company as of the applicable vesting date. The restricted stock units granted by the Company from the beginning of the fiscal year ended June 30, 2007 through June 30, 2012 generally vest in two equal installments on the second and fourth anniversaries of the grant date, subject to the recipient remaining employed by the Company as of the applicable vesting date. The fair value is determined using the closing price of the Company’s common stock on the grant date for restricted stock units, adjusted to exclude the present value of dividends which are not accrued on the restricted stock units. The restricted stock units have been awarded under the 2004 Plan, and each unit will entitle the recipient to one share of common stock when the applicable vesting requirements for that unit are satisfied. However, for each share actually issued under the awarded restricted stock units, the share reserve under the 2004 Plan will be reduced by 1.8 shares, as provided under the terms of the 2004 Plan.
The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and the tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Weighted-average grant date fair value per unit	$41.85	$36.87	$46.41	$25.67
Tax benefits realized by the Company in connection with vested and released restricted stock units	$10,153	$11,463	$28,024	$28,236
As of December 31, 2012, the unrecognized stock-based compensation expense balance related to restricted stock units was $119.8 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.6 years. The intrinsic value of outstanding restricted stock units as of December 31, 2012 was $253.1 million.
Cash-Based Long-Term Incentive Compensation
The Company has adopted a cash-based long-term incentive program in fiscal year 2013 for many of its employees as part of the Company's employee compensation program. In October 2012, the Company approved cash-based long-term incentive (“Cash LTI”) awards of $60.3 million under the Company's Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under the Cash LTI Plan, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the three and six months ended December 31, 2012, the Company recognized $3.5 million in compensation expense under the Cash LTI program. As of December 31, 2012, the unrecognized compensation balance related to the Cash LTI program was $56.4 million, excluding the impact of estimated forfeitures.
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
The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Stock purchase plan:
Expected stock price volatility	30.2%	32.7%	30.2%	32.7%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Dividend yield	3.3%	3.4%	3.3%	3.4%
Expected life of options (in years)	0.5	0.5	0.5	0.5

The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Total cash received from employees for the issuance of shares under the ESPP	$20,139	$19,195	$20,139	$19,195
Number of shares purchased by employees through the ESPP	496	545	496	545
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$68	$368	$674	$843
Weighted-average fair value per share based on Black-Scholes model	$10.54	$9.16	$10.54	$9.16
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of December 31, 2012, a total of 2.1 million shares were reserved and available for issuance under the ESPP. As of the date of this report, no additional shares have been added to the ESPP with respect to the fiscal year ending June 30, 2013.
NOTE 8 – STOCK REPURCHASE PROGRAM
Since July 1997, the Board of Directors has authorized the Company to systematically repurchase in the open market up to 80.8 million shares of its common stock under a repurchase program, including 8.0 million shares authorized in November 2012. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18. As of December 31, 2012, 8.4 million shares were available for repurchase under the Company’s repurchase program.
Share repurchases for the indicated periods (based on the settlement date of the applicable repurchase) were as follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2012	2011	2012	2011
Number of shares of common stock repurchased	1,465	1,396	2,826	3,159
Total cost of repurchases	$68,283	$63,106	$136,600	$130,088

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

(In thousands, except per share amounts)	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Numerator:
Net income	$106,630	$110,797	$241,997	$302,792
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	166,268	166,343	166,632	166,513
Effect of dilutive options and restricted stock units	2,808	2,760	3,070	3,137
Weighted-average shares-diluted	169,076	169,103	169,702	169,650
Basic net income per share	$0.64	$0.67	$1.45	$1.82
Diluted net income per share	$0.63	$0.66	$1.43	$1.78
Anti-dilutive securities excluded from the computation of diluted net income per share	1,618	3,610	1,830	4,338
The total amount of dividends paid during the three months ended December 31, 2012 and 2011 was $66.5 million and $58.1 million, respectively. The total amount of dividends paid during the six months ended December 31, 2012 and 2011 was $133.2 million and $116.6 million, respectively.
NOTE 10 – INCOME TAXES
The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Income before income taxes	$144,874	$146,907	$321,416	$394,169
Provision for income taxes	$38,244	$36,110	$79,419	$91,377
Effective tax rate	26.4%	24.6%	24.7%	23.2%
The Company’s estimated annual effective tax rate for the fiscal year ending June 30, 2013 is approximately 26.0%.
Tax expense, as a percentage of income, was substantially equivalent during the three months ended December 31, 2012 to the Company's estimated annual effective tax rate.
Tax expense was higher as a percentage of income during the three months ended December 31, 2012 compared to the three months ended December 31, 2011 primarily due to the tax impact of the following items:

•	The U.S. federal research credit expired on December 31, 2011. The federal research credit decreased tax expense by $2.6 million during the three months ended December 31, 2011;

•
Tax expense was increased by $8.7 million during the three months ended December 31, 2012 due to a decrease in the proportion of the Company's earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate; and

•
Tax expense was decreased by $8.6 million during the three months ended December 31, 2012 related to windfalls from employee stock activity. The Company incurred a tax benefit of $3.5 million due to windfalls from employee stock activity during the three months ended December 31, 2012 compared to a tax expense of $5.1 million due to shortfalls from employee stock activity during the three months ended December 31, 2011.

Tax expense was higher as a percentage of income during the six months ended December 31, 2012 compared to the six months ended December 31, 2011 primarily due to the tax impact of the following items:

•	The U.S. federal research credit expired on December 31, 2011. The federal research credit decreased tax expense by $5.8 million during the six months ended December 31, 2011;

•
Tax expense was increased by $7.9 million during the six months ended December 31, 2012 due to a decrease in the proportion of the Company's earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate;

•
Tax expense was decreased by $8.7 million during the six months ended December 31, 2012 related to windfalls from employee stock activity. The Company incurred a tax benefit of $3.5 million due to windfalls from employee stock activity during the six months ended December 31, 2012 compared to a tax expense of $5.2 million due to shortfalls from employee stock activity during the six months ended December 31, 2011;

•
Tax expense was decreased by $4.7 million during the six months ended December 31, 2012 related to a non-taxable increase in the value of the assets held within the Company's Executive Deferred Savings Plan. The Company incurred a tax benefit of $2.2 million due to a non-taxable increase in the value of the assets held within that plan during the six months ended December 31, 2012 compared to a tax expense of $2.5 million due to a non-deductible decrease in the value of the assets held within the plan during the six months ended December 31, 2011;

•
Tax expense was decreased by $18.3 million during the six months ended December 31, 2011 resulting from a decrease in the Company's unrecognized tax benefits due to the settlement of a U.S. federal income tax examination;

•	Tax expense was decreased by $18.0 million during the six months ended December 31, 2011 resulting from a decrease in reserves for uncertain tax positions taken in prior years; and

•	Tax expense was increased by $23.6 million during the six months ended December 31, 2011 related to a migration of a portion of the Company's manufacturing to Singapore.
On January 2, 2013, President Barack Obama signed into law the American Taxpayer Relief Act of 2012, which reinstated the research tax credit retroactive to January 1, 2012 and extended the credit through December 31, 2013. As a result of the new legislation, the Company expects to recognize a tax benefit of $16.4 million during the three months ending March 31, 2013.
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
NOTE 11 – LITIGATION AND OTHER LEGAL MATTERS
The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of its business. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In general, legal proceedings and claims regardless of their merit, and associated internal investigations (especially those relating to intellectual property or confidential information disputes), are often expensive to prosecute, defend or conduct and may divert management's attention and other company resources. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. The Company believes the amounts provided in its condensed consolidated financial statements are adequate in light of the probable and estimated liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable, and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company's condensed consolidated financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2012	2011	2012	2011
Receivables sold under factoring agreements	$37,026	$81,606	$85,560	$250,330
Proceeds from sales of LCs	$—	$—	$—	$4,510
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.

Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.4 million and $2.2 million for the three months ended December 31, 2012 and 2011, respectively. Rent expense was $4.6 million and $4.5 million for the six months ended December 31, 2012 and 2011, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2013 (remaining 6 months)	$4,364
2014	7,021
2015	4,494
2016	3,631
2017	3,139
2018 and thereafter	2,879
Total minimum lease payments	$25,528
Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $179.4 million as of December 31, 2012 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of December 31, 2012, the Company had committed $60.3 million to future payment obligations under its Cash LTI program. The calculation of compensation expense related to the Cash LTI Plan will include estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under the Cash LTI Plan, participants must remain employed by the Company as of the applicable award vesting date.
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
The following table provides the changes in the product warranty accrual for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2012	2011	2012	2011
Beginning balance	$46,192	$43,603	$46,497	$41,528
Accruals for warranties issued during the period	9,862	10,110	20,508	21,402
Changes in liability related to pre-existing warranties	(620)	540	1,732	2,930
Settlements made during the period	(13,516)	(10,777)	(26,819)	(22,384)
Ending balance	$41,918	$43,476	$41,918	$43,476
The Company maintains guarantee arrangements available through various financial institutions for up to $25.0 million, of which $23.1 million had been issued as of December 31, 2012, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.
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

Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the indicated periods were as follows:

		Three months ended December 31,		Six months ended December 31,
(In thousands)	Location in Financial Statements	2012	2011	2012	2011
Derivatives Designated as Hedging Instruments
Gains (losses) in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$2,242	$(223)	$2,001	$(1,417)
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$(82)	$(689)	$(574)	$(973)
	Costs of revenues	210	(13)	(390)	48
	Total gains (losses) reclassified from accumulated OCI into income (effective portion)	$128	$(702)	$(964)	$(925)
Gains (losses) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Interest income and other, net	$(40)	$57	$11	$99
Derivatives Not Designated as Hedging Instruments
Gains (losses) recognized in income	Interest income and other, net	$9,220	$758	$9,894	$(11,810)
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, as of the dates indicated below was as follows:

(In thousands)	As of December 31, 2012	As of June 30, 2012
Cash flow hedge contracts
Purchase	$14,722	$14,689
Sell	$30,752	$29,362
Other foreign currency hedge contracts
Purchase	$118,588	$121,965
Sell	$94,406	$126,827

The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2012	As of June 30, 2012	Balance Sheet Location	As of December 31, 2012	As of June 30, 2012
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$2,322	$128	Other current liabilities	$—	$736
Total derivatives designated as hedging instruments		$2,322	$128		$—	$736
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$3,847	$1,279	Other current liabilities	$870	$1,173
Total derivatives not designated as hedging instruments		$3,847	$1,279		$870	$1,173
Total derivatives		$6,169	$1,407		$870	$1,909
The following table provides the balances and changes in accumulated other comprehensive income (loss), before taxes, related to derivative instruments for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2012	2011	2012	2011
Beginning balance	$(111)	$(959)	$(962)	$12
Amount reclassified to income	(128)	702	964	925
Net change	2,242	(223)	2,001	(1,417)
Ending balance	$2,003	$(480)	$2,003	$(480)
NOTE 14 – RELATED PARTY TRANSACTIONS
During the three and six months ended December 31, 2012 and 2011, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member, including Cisco Systems, Inc., Freescale Semiconductor, Inc. and Avago Technologies Ltd. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2012	2011	2012	2011
Total revenues	$1,899	$88	$4,771	$125
Total purchases	$69	$2,179	$2,452	$4,271
The Company had a receivable balance from these parties of $0.9 million and $1.9 million as of December 31, 2012 and June 30, 2012, respectively. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended December 31,				Six months ended December 31,
(Dollar amounts in thousands)	2012		2011		2012		2011
Revenues:
United States	$169,629	25%	$160,484	25%	$319,617	23%	$358,727	25%
Taiwan	223,493	33%	169,015	26%	499,792	36%	392,305	27%
Japan	92,849	14%	110,321	17%	181,564	13%	245,136	17%
Europe & Israel	59,753	9%	69,270	11%	118,913	9%	162,266	11%
Korea	57,259	9%	61,979	10%	127,506	9%	141,577	10%
Rest of Asia	70,028	10%	71,413	11%	146,328	10%	138,947	10%
Total	$673,011	100%	$642,482	100%	$1,393,720	100%	$1,438,958	100%
The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended December 31,				Six months ended December 31,
(Dollar amounts in thousands)	2012		2011		2012		2011
Revenues:
Defect inspection	$367,696	55%	$343,588	54%	$756,184	54%	$787,556	55%
Metrology	116,600	17%	131,621	20%	259,083	19%	313,298	22%
Service	149,988	22%	141,823	22%	296,619	21%	288,043	20%
Other	38,727	6%	25,450	4%	81,834	6%	50,061	3%
Total	$673,011	100%	$642,482	100%	$1,393,720	100%	$1,438,958	100%
One customer accounted for greater than 10% of total revenues for the three months ended December 31, 2012. Two customers each accounted for greater than 10% of total revenues for the three months ended December 31, 2011 and six months ended December 31, 2012. Three customers each accounted for greater than 10% of total revenues for the six months ended December 31, 2011. Two customers each accounted for greater than 10% of net accounts receivable as of December 31, 2012 and June 30, 2012.

Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of December 31, 2012	As of June 30, 2012
Long-lived assets:
United States	$211,275	$211,315
Japan	3,450	3,570
Europe & Israel	77,877	77,292
Korea	3,198	2,773
Singapore	44,685	43,528
Rest of Asia	4,324	3,887
Total	$344,809	$342,365

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
EXECUTIVE SUMMARY
KLA-Tencor Corporation is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Our broad portfolio of inspection and metrology products and services primarily supports integrated circuit (“IC” or “chip”) manufacturers throughout the entire semiconductor fabrication process, from research and development to final volume production. We provide leading-edge equipment, software and support that enable IC manufacturers to identify, resolve and manage significant advanced technology manufacturing process challenges and obtain higher finished product yields at lower overall cost. In addition to serving the semiconductor industry, we also provide a range of technology solutions to a number of other high technology industries, including the light emitting diode (“LED”) and data storage industries, as well as general materials research.
Our products and services are used by the vast majority of bare wafer, IC, lithography reticle (“reticle” or “mask”) and disk manufacturers in the world. Our products, services and expertise are used by our customers to measure and control nanometric-level manufacturing processes, and to detect, analyze and resolve critical product defects that arise in that environment. Our revenues are driven largely by our customers' spending on capital equipment and related maintenance services necessary to support key transitions in their underlying product technologies, or to increase their production volumes in response to market demand. Our semiconductor customers generally operate in one or more of the three major semiconductor markets - memory, foundry and logic. All three of these markets are characterized by rapid technological changes and sudden shifts in end-user demand, which influence the level and pattern of our customers' spending on our products and services. Although capital spending in all three semiconductor markets has historically been very cyclical, the demand for more advanced and lower cost chips used in a growing number of consumer electronics, communications, data processing, and industrial and automotive products has resulted over the long term in a favorable demand environment for our process control and yield management solutions.

As a supplier to the global semiconductor and semiconductor-related industries, we are subject to the cyclical capital spending that characterizes these industries. The timing, length, intensity and volatility of capacity-oriented capital spending cycles of our customers are unpredictable. In addition, our customer base continues to become more highly concentrated over time, thereby increasing the potential impact of a sudden change in capital spending by a major customer on our revenues and profitability. As our customer base becomes increasingly more concentrated, large orders from a relatively limited number of customers account for a substantial portion of our sales, which potentially exposes us to more volatility for new orders.
However, in addition to these trends of cyclicality and consolidation, the semiconductor industry has also been significantly impacted by constant technological innovation. The growing use of increasingly sophisticated semiconductor devices has caused many of our customers to invest in additional semiconductor manufacturing capabilities and capacity. These investments have included process control and yield management equipment and services, which have had a significant favorable impact on our revenues over the long term.
During the three months ended December 31, 2012, our customers, particularly from the foundry market, resumed higher levels of purchases of process control and yield management equipment to achieve their technology and capacity plans, as the growth in the demand for mobile devices and new consumer products increases the demand for semiconductor products. While we expect that the resumption of higher levels of new orders in the three months ended December 31, 2012 is likely to generate increased revenue levels in the March quarter, revenues during the three months ended December 31, 2012 decreased compared to the prior quarter as a result of the low level of demand and new orders for process control and yield management equipment in the September quarter. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and new process technologies to deliver higher performance semiconductor capability at lower costs. We expect that these dynamics will drive long-term increased adoption of process control equipment and services that reduce semiconductor defectivity and improve manufacturing yields, leaving the longer-term drivers underlying growth in our industry intact.
The following table sets forth some of the key quarterly unaudited financial information that we use to manage our business:

(In thousands, except net income per share)	Three months ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Total revenues	$673,011	$720,709	$892,465	$840,521	$642,482	$796,476
Total costs and operating expenses	$519,764	$534,152	$574,166	$556,247	$483,019	$542,187
Gross margin	$369,096	$403,484	$530,802	$485,372	$369,627	$456,127
Income from operations	$153,247	$186,557	$318,299	$284,274	$159,463	$254,289
Net income	$106,630	$135,367	$247,877	$205,346	$110,797	$191,995
Net income per share:
Basic (1)	$0.64	$0.81	$1.48	$1.23	$0.67	$1.15
Diluted (1)	$0.63	$0.80	$1.46	$1.21	$0.66	$1.13
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
There were no significant changes in our critical accounting estimates and policies during the three months ended December 31, 2012. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2012 for a more complete discussion of our critical accounting policies and estimates.
Valuation of Goodwill and Intangible Assets
We have four reporting units: Defect Inspection, Metrology, Service and Other. As of December 31, 2012, substantially all of the goodwill balance resided in the Defect Inspection reporting unit. The fair value of each of our reporting units was substantially in excess of its estimated carrying amount as of the most recent quantitative analysis of goodwill impairment performed in the three months ended December 31, 2010. There have been no triggering events or changes in circumstances since that quantitative analysis to indicate that the fair value of any of the Company's reporting units would be less than its carrying amount.
We performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2012 during the three months ended December 31, 2012 and concluded that there was no impairment. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying amount of goodwill in any reporting unit may not be recoverable. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the assets' carrying amount may not be recoverable.
Our next annual evaluation of the goodwill by reporting unit will be performed during the three months ending December 31, 2013. If we were to encounter challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions, we may be required to perform the two-step quantitative goodwill impairment analysis. In addition, if such conditions have the effect of changing one of the critical assumptions or estimates we use to calculate the value of our goodwill or intangible assets, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment assessment in the second quarter of fiscal year 2014 or prior to that, if any triggering event occurs outside of the quarter during which the annual goodwill impairment assessment is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material to our results of operations.
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
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update intended to simplify testing goodwill for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment, by its terms, became effective for annual and interim goodwill impairment tests performed for our fiscal year ending June 30, 2013, and early adoption was permitted. We elected to early adopt this accounting guidance at the beginning of the three months ended December 31, 2011 (see Note 5, “Goodwill and Purchased Intangible Assets,” to the Condensed Consolidated Financial Statements for a detailed description).
In June 2011, the FASB issued an accounting standard update requiring an increase in the prominence of items reported in other comprehensive income. The amendment eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and required that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment also required presentation of adjustments for items that are reclassified from other comprehensive income in the statement where the components of net income and the components of other comprehensive income are presented, but that requirement was indefinitely deferred by the FASB in December 2011. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) became effective for our interim period ended September 30, 2012. The amendment did not have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.
RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	December 31, 2012	September 30, 2012	December 31, 2011	Q2 FY13 vs. Q1 FY13		Q2 FY13 vs. Q2 FY12
Revenues:
Product	$523,023	$574,078	$500,659	$(51,055)	(9)%	$22,364	4%
Service	149,988	146,631	141,823	3,357	2%	8,165	6%
Total revenues	$673,011	$720,709	$642,482	$(47,698)	(7)%	$30,529	5%
Costs of revenues	$303,915	$317,225	$272,855	$(13,310)	(4)%	$31,060	11%
Gross margin percentage	55%	56%	58%

	Six months ended
(Dollar amounts in thousands)	December 31, 2012	December 31, 2011	Q2 FY13 YTD vs. Q2 FY12 YTD
Revenues:
Product	$1,097,101	$1,150,915	$(53,814)	(5)%
Service	296,619	288,043	8,576	3%
Total revenues	$1,393,720	$1,438,958	$(45,238)	(3)%
Costs of revenues	$621,140	$613,204	$7,936	1%
Gross margin percentage	55%	57%
Product revenues
Our business is cyclical with respect to the capital equipment procurement practices of semiconductor manufacturers, with revenues impacted by the investment patterns of such manufacturers. Our product revenues in any particular quarter are significantly impacted by the amount of new orders that we receive during that quarter and, due to the duration of manufacturing and installation cycles, in the preceding quarters.
Product revenues decreased during the three months ended December 31, 2012 compared to the three months ended September 30, 2012, as customers reduced their purchases of process control and yield management equipment during the three months ended September 30, 2012 in response to the cyclical industry factors affecting our foundry and logic customers and the challenging demand environment for our memory customers. The reduction in demand for process control and yield management equipment during the three months ended September 30, 2012, and the consequent decline in backlog at the beginning of the three months ended December 31, 2012 compared to the prior quarter, resulted in a lower level of product revenues during the three months ended December 31, 2012 compared to the three months ended September 30, 2012.

Product revenues increased during the three months ended December 31, 2012 compared to the three months ended December 31, 2011 as a result of strong foundry demand and higher level of products installed and accepted by customers in Taiwan during the three months ended December 31, 2012, as well as higher revenue deferrals associated with customers with liquidity challenges in the three months ended December 31, 2011.
Product revenues decreased during the six months ended December 31, 2012 compared to the six months ended December 31, 2011, primarily due to lower levels of revenue and shipment backlogs at the beginning of the period, as well as to a lower level of orders received within the period, as a result of a weaker demand environment.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems. Service revenues during the three and six months ended December 31, 2012 increased compared to the three months ended September 30, 2012 and three and six months ended December 31, 2011, respectively, primarily due to an increase in the number of post-warranty systems installed at our customers' sites.
Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

(Dollar amounts in thousands)	Three months ended
	December 31, 2012		September 30, 2012		December 31, 2011
United States	$169,629	25%	$149,988	21%	$160,484	25%
Taiwan	223,493	33%	276,299	38%	169,015	26%
Japan	92,849	14%	88,715	12%	110,321	17%
Europe & Israel	59,753	9%	59,160	8%	69,270	11%
Korea	57,259	9%	70,247	10%	61,979	10%
Rest of Asia	70,028	10%	76,300	11%	71,413	11%
Total	$673,011	100%	$720,709	100%	$642,482	100%
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
The following tables summarize the major factors that contributed to the changes in gross margin percentage for the periods indicated:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended	Six months ended
September 30, 2012	56.0%	December 31, 2011	57.5%	57.4%
Revenue volume of products and service	(1.0)%	Revenue volume of products and service	(1.0)%	(0.5)%
Mix of products and services sold	1.8%	Mix of products and services sold	0.1%	(0.7)%
Manufacturing labor, overhead and efficiencies	0.3%	Manufacturing labor, overhead and efficiencies	0.7%	0.3%
Other service and manufacturing costs	(2.3)%	Other service and manufacturing costs	(2.5)%	(1.1)%
December 31, 2012	54.8%	December 31, 2012	54.8%	55.4%

Changes in gross margin percentage driven by revenue volume reflect our ability to leverage existing infrastructure in operating our business. It also includes the effect of fluctuations in average customer pricing and foreign exchange rates. Changes in gross margin percentage from mix of products and services sold reflect the impact of changes in the composition within product and service offerings, as well as differences in transaction-specific or customer-specific revenue realization. Changes in gross margin percentage from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements; this includes the impact of capacity utilization, use of overtime and variability of cost structure. Changes in gross margin percentage from other service and manufacturing costs include the impact of customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk.
Our gross margin declined to 54.8% during the three months ended December 31, 2012 from 56.0% during the three months ended September 30, 2012, primarily due to lower revenue volume and an increase in inventory reserves, partially offset by a more favorable mix of products sold. The increase in inventory reserves was attributable to the acceleration of certain product transitions and higher inventory levels associated with faster product delivery lead times and service response time commitments to customers.
Our gross margin declined to 54.8% during the three months ended December 31, 2012 from 57.5% during the three months ended December 31, 2011, primarily due to lower revenue volume, in the form of slightly lower manufacturing capacity utilization, as well as an increase in inventory reserves attributable to the acceleration of certain product transitions and higher inventory levels associated with faster product delivery lead times and service response time commitments to customers.
Our gross margin declined to 55.4% during the six months ended December 31, 2012 from 57.4% during the six months ended December 31, 2011, primarily due to a less favorable mix of product and service sales and an increase in inventory reserves attributable to certain product transitions and higher inventory levels associated with faster product delivery lead times and service response time commitments to customers.
Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	December 31, 2012	September 30, 2012	December 31, 2011	Q2 FY13 vs. Q1 FY13		Q2 FY13 vs. Q2 FY12
R&D expenses	$121,608	$119,742	$116,363	$1,866	2%	$5,245	5%
R&D expenses as a percentage of total revenues	18%	17%	18%

(Dollar amounts in thousands)	Six months ended
	December 31, 2012	December 31, 2011	Q2 FY13 YTD vs. Q2 FY12 YTD
R&D expenses	$241,350	$224,125	$17,225	8%
R&D expenses as a percentage of total revenues	17%	16%
In recent years, our R&D expenses have generally increased over time, primarily due to our commitment to an expanding number of advanced product and technology development projects. We incur significant costs associated with these projects, including engineering material costs, headcount and other expenses, as technological innovation is essential to our success.
R&D expenses during the three months ended December 31, 2012 increased compared to the three months ended September 30, 2012 primarily due to the expansion of development projects described in the introductory paragraph of this section. In addition, R&D expenses during the three months ended December 31, 2012 were impacted by a decrease in the benefit to external R&D expense from external funding of $3.5 million relative to the three months ended September 30, 2012, as well as a decrease in stock-based compensation expense of $1.2 million.
R&D expenses during the three months ended December 31, 2012 increased compared to the three months ended December 31, 2011 primarily due to the expansion of development projects described in the introductory paragraph of this section. In addition, R&D expenses during the three months ended December 31, 2012 were impacted by an increase in external services of $1.8 million relative to the three months ended December 31, 2011, as well as an increase in depreciation of fixed assets of $1.4 million and a decrease in benefit to external R&D expense from external funding of $2.3 million.

R&D expenses during the six months ended December 31, 2012 increased compared to the six months ended December 31, 2011 primarily due to the expansion of development projects described in the introductory paragraph of this section. In addition, R&D expenses during the six months ended December 31, 2012 were impacted by an increase in depreciation of fixed assets of $3.0 million, relative to the six months ended December 31, 2011, as well as an increase in engineering equipment of $2.1 million, an increase in external services of $1.7 million and a decrease in the benefit to external R&D expense from external funding of $1.8 million.
R&D expenses include the benefit of $0.5 million, $4.0 million and $2.8 million of external funding received from government grants during the three months ended December 31, 2012, September 30, 2012 and December 31, 2011, respectively, for certain strategic development programs.
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
Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	December 31, 2012	September 30, 2012	December 31, 2011	Q2 FY13 vs. Q1 FY13		Q2 FY13 vs. Q2 FY12
SG&A expenses	$94,241	$97,185	$93,801	$(2,944)	(3)%	$440	—%
SG&A expenses as a percentage of total revenues	14%	13%	15%

	Six months ended
(Dollar amounts in thousands)	December 31, 2012	December 31, 2011	Q2 FY13 YTD vs. Q2 FY12 YTD
SG&A expenses	$191,426	$187,877	$3,549	2%
SG&A expenses as a percentage of total revenues	14%	13%
SG&A expenses during the three months ended December 31, 2012 decreased compared to the three months ended September 30, 2012, primarily due to a decrease in stock-based compensation expense of $2.2 million and a benefit of $0.7 million that we recorded during the three months ended December 31, 2012 upon expiration of a statute of limitations relating to an uncertainty in our position with respect to a foreign transaction-based tax, partially offset by an increase in consulting and legal expenses of $1.3 million, partly attributable to an accrual in connection with a potential settlement of a legal matter.
SG&A expenses during the three months ended December 31, 2012 increased slightly compared to the three months ended December 31, 2011, primarily due to an increase in consulting and legal expenses of $1.6 million, partly attributable to an accrual in connection with a potential settlement of a legal matter, partially offset by a decrease in employee-related expenses of $0.9 million.
SG&A expenses during the six months ended December 31, 2012 increased compared to the six months ended December 31, 2011, primarily as a result of $3.1 million in expenses that we recognized during the three months ended September 30, 2012 in connection with our decision to exit from the solar inspection business, which included goodwill impairment, severance and other expenses.

Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	December 31, 2012	September 30, 2012	December 31, 2011
Interest income and other, net	$5,058	$3,488	$740
Interest expense	$13,431	$13,503	$13,296
Interest income and other, net as a percentage of total revenues	1%	—%	—%
Interest expense as a percentage of total revenues	2%	2%	2%

(Dollar amounts in thousands)	Six months ended
	December 31, 2012	December 31, 2011
Interest income and other, net	$8,546	$7,606
Interest expense	$26,934	$27,189
Interest income and other, net as a percentage of total revenues	1%	1%
Interest expense as a percentage of total revenues	2%	2%
Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, gains or losses from revaluation of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, and impairments associated with equity investments in privately-held companies.
The increase in interest income and other, net during the three months ended December 31, 2012 compared to the three months ended September 30, 2012 was primarily due to a gain of $1.2 million recorded during the three months ended December 31, 2012 in connection with the sale of an equity investment in a privately-held company. The increase in interest income and other, net during the three months ended December 31, 2012 compared to the three months ended December 31, 2011 was primarily due to an increase in realized gains on sales of marketable securities of $1.1 million and the gain on sale of $1.2 million referenced in the preceding sentence, which were recorded during the three months ended December 31, 2012, as well as an impairment charge of $1.4 million that was recognized during the three months ended December 31, 2011 related to an equity investment in a privately-held company.
The increase in interest income and other, net during the six months ended December 31, 2012 compared to the six months ended December 31, 2011 was primarily due to a gain of $1.2 million recorded during the three months ended December 31, 2012 and an impairment charge of $1.4 million recognized during the three months ended December 31, 2011, in each case related to equity investments in privately-held companies, partially offset by a decrease of $3.1 million in accrued interest and penalties on uncertain tax positions recorded during the three months ended September 30, 2011.
Interest expense is primarily attributable to the $750 million aggregate principal amount of senior fixed rate notes that we issued in the fourth quarter of the fiscal year ended June 30, 2008.
Provision for Income Taxes
The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Income before income taxes	$144,874	$146,907	$321,416	$394,169
Provision for income taxes	$38,244	$36,110	$79,419	$91,377
Effective tax rate	26.4%	24.6%	24.7%	23.2%
Our estimated annual effective tax rate for the fiscal year ending June 30, 2013 is approximately 26.0%.
Tax expense, as a percentage of income, was substantially equivalent during the three months ended December 31, 2012 to our estimated annual effective tax rate.

Tax expense was higher as a percentage of income during the three months ended December 31, 2012 compared to the three months ended December 31, 2011 primarily due the tax impact of the following items:

•	The U.S. federal research credit expired on December 31, 2011. The federal research credit decreased tax expense by $2.6 million during the three months ended December 31, 2011;

•
Tax expense was increased by $8.7 million during the three months ended December 31, 2012 due to a decrease in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate; and

•
Tax expense was decreased by $8.6 million during the three months ended December 31, 2012 related to windfalls from employee stock activity. We incurred a tax benefit of $3.5 million due to windfalls from employee stock activity during the three months ended December 31, 2012 compared to a tax expense of $5.1 million due to shortfalls from employee stock activity during the three months ended December 31, 2011.

Tax expense was higher as a percentage of income during the six months ended December 31, 2012 compared to the six months ended December 31, 2011 primarily due to the tax impact of the following items:

•	The U.S. federal research credit expired on December 31, 2011. The federal research credit decreased tax expense by $5.8 million during the six months ended December 31, 2011;

•
Tax expense was increased by $7.9 million during the six months ended December 31, 2012 due to a decrease in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate;

•
Tax expense was decreased by $8.7 million during the six months ended December 31, 2012 related to windfalls from employee stock activity. We incurred a tax benefit of $3.5 million due to windfalls from employee stock activity during the six months ended December 31, 2012 compared to a tax expense of $5.2 million due to shortfalls from employee stock activity during the six months ended December 31, 2011;

•
Tax expense was decreased by $4.7 million during the six months ended December 31, 2012 related to a non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan. We incurred a tax benefit of $2.2 million due to a non-taxable increase in the value of the assets held within that plan during the six months ended December 31, 2012 compared to a tax expense of $2.5 million due to a non-deductible decrease in the value of the assets held within the plan during the six months ended December 31, 2011;

•
Tax expense was decreased by $18.3 million during the six months ended December 31, 2011 resulting from a decrease in our unrecognized tax benefits due to the settlement of a U.S. federal income tax examination;

•	Tax expense was decreased by $18.0 million during the six months ended December 31, 2011 resulting from a decrease in reserves for uncertain tax positions taken in prior years; and

•	Tax expense was increased by $23.6 million during the six months ended December 31, 2011 related to a migration of a portion of our manufacturing to Singapore.
On January 2, 2013, President Barack Obama signed into law the American Taxpayer Relief Act of 2012, which reinstated the research tax credit retroactive to January 1, 2012 and extended the credit through December 31, 2013. As a result of the new legislation, we expect to recognize a tax benefit of $16.4 million during the three months ending March 31, 2013.
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

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	December 31, 2012	June 30, 2012
Cash and cash equivalents	$767,313	$751,294
Marketable securities	1,810,940	1,783,150
Total cash, cash equivalents and marketable securities	$2,578,253	$2,534,444
Percentage of total assets	51%	50%

	Six months ended December 31,
(In thousands)	2012	2011
Cash flow:
Net cash provided by operating activities	$322,836	$406,217
Net cash used in investing activities	(69,402)	(60,648)
Net cash used in financing activities	(238,233)	(226,909)
Effect of exchange rate changes on cash and cash equivalents	818	(5,003)
Net increase in cash and cash equivalents	$16,019	$113,657
As of December 31, 2012, our cash, cash equivalents and marketable securities totaled $2.6 billion, which is an increase of $43.8 million from June 30, 2012. As of December 31, 2012, $926.3 million of the $2.6 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to permanently reinvest $753.4 million of the cash held by our foreign subsidiaries and branch offices. If, however, a portion of these funds were to be needed for our operations in the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from where the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $172.9 million of the $926.3 million held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
During the three months ended December 31, 2012, our Board of Directors declared a dividend of $0.40 per share of our outstanding common stock, which was paid on December 3, 2012 to our stockholders of record as of the close of business on November 19, 2012. During the same period in fiscal year 2012, our Board of Directors declared and paid a quarterly cash dividend of $0.35 per share. The total amount of dividends paid during the three months ended December 31, 2012 and 2011 was $66.5 million and $58.1 million, respectively. The total amount of dividends paid during the six months ended December 31, 2012 and 2011 was $133.2 million and $116.6 million, respectively. The increase in the amount of dividends paid during the three and six months ended December 31, 2012 reflects the increase in the level of our quarterly dividend from $0.35 to $0.40 per share that was instituted during the three months ended September 30, 2012.
The shares repurchased under our stock repurchase program have allowed our basic and diluted weighted-average shares outstanding to remain substantially flat for the three months ended December 31, 2012, compared to the three months ended December 31, 2011. The stock repurchase program offsets the additional shares issued upon the exercise of employee stock options, the vesting of employee restricted stock units and the stock purchases under our Employee Stock Purchase Plan.
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the six months ended December 31, 2012 decreased compared to the six months ended December 31, 2011 primarily as a result of the following factors:

•	An increase in tax payments of approximately $57 million during the six months ended December 31, 2012 compared to the six months ended December 31, 2011, and

•	A decrease in accounts receivable collections of approximately $47 million during the six months ended December 31, 2012 compared to the six months ended December 31, 2011, partially offset by

•	A decrease in accounts payable of approximately $10 million during the six months ended December 31, 2012 compared to the six months ended December 31, 2011.
Net cash used in investing activities during the six months ended December 31, 2012 increased compared to the six months ended December 31, 2011 primarily as a result of an increase in the use of cash for capital expenditures of $10 million.

Net cash used in financing activities during the six months ended December 31, 2012 increased compared to the six months ended December 31, 2011 primarily as a result of the following factors:

•
An increase in dividend payments of $17 million during the six months ended December 31, 2012 compared to the six months ended December 31, 2011, reflecting an increase in our quarterly dividend from $0.35 to $0.40 per share that was instituted during the three months ended September 30, 2012, and

•	An increase in common stock repurchases of $7 million during the six months ended December 31, 2012 compared to the six months ended December 31, 2011, partially offset by

•
The realization of $13 million in excess tax benefits from equity awards during the six months ended December 31, 2012, compared to no such benefits realized during the six months ended December 31, 2011.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2012:

	Fiscal year ending June 30,
(In thousands)	Total	2013 (2)	2014	2015	2016	2017	Thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$—	$750,000	$—
Interest expense associated with long-term debt obligations	276,000	25,875	51,750	51,750	51,750	51,750	43,125	—
Purchase commitments	179,407	126,649	43,844	4,048	4,866	—	—	—
Non-current income tax payable(3)	60,331	—	—	—	—	—	—	60,331
Operating leases	25,528	4,364	7,021	4,494	3,631	3,139	2,879	—
Cash long-term incentive program(4)	60,255	—	15,019	15,064	15,064	15,108	—	—
Pension obligations	29,890	1,237	2,014	3,040	2,466	2,736	18,397	—
Total contractual cash obligations	$1,381,411	$158,125	$119,648	$78,396	$77,777	$72,733	$814,401	$60,331
__________________

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

(2)	Remaining 6 months.

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
We have adopted a cash-based long-term incentive program in fiscal year 2013 for many of our employees as part of our employee compensation program. In October 2012, we approved cash-based long-term incentive (“Cash LTI”) awards of $60.3 million under our Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under the Cash LTI Plan, participants must remain employed by us as of the applicable award vesting date.
We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we periodically sell certain letters of credit (“LCs”), without recourse, received from customers in payment for goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2012	2011	2012	2011
Receivables sold under factoring agreements	$37,026	$81,606	$85,560	$250,330
Proceeds from sales of LCs	$—	$—	$—	$4,510
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $25.0 million, of which $23.1 million had been issued as of December 31, 2012, primarily to fund guarantees to customs authorities for VAT and other operating requirements of our subsidiaries in Europe and Asia.
We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $179.4 million as of December 31, 2012 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
We provide standard warranty coverage on our systems for 40 hours per week for 12 months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited historical product performance to estimate warranty expense; our warranty charge estimates for more mature products with longer product performance histories tend to be more stable. Non-standard warranty coverage generally includes services incremental to the standard 40 hours per week coverage for 12 months. See Note 12, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements for a detailed description.
Working capital increased to $3.4 billion as of December 31, 2012, compared to $3.3 billion as of June 30, 2012. As of December 31, 2012, our principal source of liquidity consisted of $2.6 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances, will be sufficient to satisfy our liquidity requirements for at least the next 12 months.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. We were in compliance with all of our covenants as of December 31, 2012.
Our credit ratings and outlooks as of January 5, 2013 are summarized below:

Rating Agency	Rating	Outlook
Fitch	BBB	Stable
Moody’s	Baa1	Stable
Standard & Poor’s	BBB	Stable
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy.

Off-Balance Sheet Arrangements
Under our foreign currency risk management strategy, we utilize derivative instruments to protect our interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 13, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for a detailed description). Our outstanding hedge contracts as of the dates indicated below were as follows:

(In thousands)	As of December 31, 2012	As of June 30, 2012
Cash flow hedge contracts
Purchase	$14,722	$14,689
Sell	$30,752	$29,362
Other foreign currency hedge contracts
Purchase	$118,588	$121,965
Sell	$94,406	$126,827
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2012. Actual results may differ materially.
As of December 31, 2012, we had an investment portfolio of fixed income securities of $1.8 billion, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2012, the fair value of the portfolio would have declined by $1.2 million.
As of December 31, 2012, we had net forward and option contracts to buy $8.2 million in foreign currency in order to hedge certain currency exposures (see Note 13, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for a detailed description). If we had entered into these contracts on December 31, 2012, the U.S. dollar equivalent would have been $13.5 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $17.8 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our net income or cash flows.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2012, the book value and the fair value of our fixed rate debt were $747.1 million and $905.6 million, respectively.
See Note 4, “Marketable Securities,” to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of December 31, 2012.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
As of December 31, 2012, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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
During the fiscal year ended June 30, 2009, we recorded material restructuring charges of $38.7 million related to our global workforce reduction, large excess inventory write-offs of $85.6 million, and material impairment charges of $446.7 million related to our goodwill and purchased intangible assets. If we again encounter challenging economic conditions, we may implement additional cost reduction actions, discontinue certain business operations or make other organizational changes, which would require us to take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write off additional inventory if our product build plans or usage of service inventory decline. Also, as our lead times from suppliers increase (due to the increasing complexity of the parts and components they provide) and the lead times demanded by our customers decrease (due to the time pressures they face when introducing new products or technology or bringing new facilities into production), we may be compelled to increase our commitments, and therefore our risk exposure, to inventory purchases to meet our customers’ demands in a timely manner, and that inventory may need to be written-off if demand for the underlying product declines for any reason. Such additional write-offs could constitute material charges.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended December 31, 2012 (1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2012 to October 31, 2012	541,300	$46.65	1,323,991
November 1, 2012 to November 30, 2012	477,041	$46.20	8,846,950
December 1, 2012 to December 31, 2012	447,109	$46.95	8,399,841
Total	1,465,450	$46.60
__________________

(1)
In July 1997, our Board of Directors authorized us to systematically repurchase up to 17.8 million shares of our common stock in the open market. This plan was put into place to reduce the dilution from our employee benefit and incentive plans, such as our equity incentive and employee stock purchase plans, and to return excess cash to our stockholders. Our Board of Directors has authorized us to repurchase additional shares of our common stock under the repurchase program in February 2005 (up to 10.0 million shares), February 2007 (up to 10.0 million shares), August 2007 (up to 10.0 million shares), June 2008 (up to 15.0 million shares), February 2011 (up to 10.0 million shares), and November 2012 (up to 8.0 million shares), in each case in addition to the originally authorized 17.8 million shares described in the first sentence of this footnote.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 8, 2012	8-K	No. 000-09992	3.1	November 13, 2012

3.2	Amended and Restated Bylaws of the Company effective as of November 7, 2012	8-K	No. 000-09992	3.2	November 13, 2012

10.42	Executive Deferred Savings Plan (as amended and restated effective November 7, 2012) *

10.43	Executive Severance Plan (as amended and restated November 8, 2012) *

10.44	2010 Executive Severance Plan (as amended and restated November 7, 2012) *

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

*	Denotes a management contract, plan or arrangement.
+	Confidential treatment has been requested as to a portion of this exhibit

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

January 24, 2013	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

January 24, 2013	/s/ MARK P. DENTINGER
(Date)	Mark P. Dentinger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 24, 2013	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 8, 2012	8-K	No. 000-09992	3.1	November 13, 2012

3.2	Amended and Restated Bylaws of the Company effective as of November 7, 2012	8-K	No. 000-09992	3.2	November 13, 2012

10.42	Executive Deferred Savings Plan (as amended and restated effective November 7, 2012) *

10.43	Executive Severance Plan (as amended and restated November 8, 2012) *

10.44	2010 Executive Severance Plan (as amended and restated November 7, 2012) *

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

*	Denotes a management contract, plan or arrangement.
+	Confidential treatment has been requested as to a portion of this exhibit