Form 10-Q
period 2013-03-31
KLA TENCOR CORP
filed 2013-04-26
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
As of April 12, 2013, there were 165,885,681 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$934,201	$751,294
Marketable securities	1,945,302	1,783,150
Accounts receivable, net	454,224	701,280
Inventories	649,822	650,802
Deferred income taxes	178,928	184,670
Other current assets	101,179	92,847
Total current assets	4,263,656	4,164,043
Land, property and equipment, net	298,617	277,686
Goodwill	326,792	327,716
Purchased intangibles, net	39,008	55,636
Other non-current assets	266,400	275,227
Total assets	$5,194,473	$5,100,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,753	$139,183
Deferred system profit	136,816	147,218
Unearned revenue	63,751	63,095
Other current liabilities	511,688	513,411
Total current liabilities	820,008	862,907
Non-current liabilities:
Long-term debt	747,240	746,833
Income tax payable	59,104	50,839
Unearned revenue	32,321	34,899
Other non-current liabilities	89,417	89,235
Total liabilities	1,748,090	1,784,713
Commitments and contingencies (Note 11 and Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	1,141,959	1,089,480
Retained earnings	2,329,251	2,247,258
Accumulated other comprehensive income (loss)	(24,827)	(21,143)
Total stockholders’ equity	3,446,383	3,315,595
Total liabilities and stockholders’ equity	$5,194,473	$5,100,308

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands, except per share data)	2013	2012	2013	2012
Revenues:
Product	$579,746	$701,179	$1,676,847	$1,852,094
Service	149,283	139,342	445,902	427,385
Total revenues	729,029	840,521	2,122,749	2,279,479
Costs and operating expenses:
Costs of revenues	309,508	355,149	930,648	968,353
Engineering, research and development	118,788	110,102	360,138	334,227
Selling, general and administrative	98,487	90,996	289,913	278,873
Total costs and operating expenses	526,783	556,247	1,580,699	1,581,453
Income from operations	202,246	284,274	542,050	698,026
Interest income and other, net	3,338	3,264	11,884	10,870
Interest expense	13,469	13,505	40,403	40,694
Income before income taxes	192,115	274,033	513,531	668,202
Provision for income taxes	25,733	68,687	105,152	160,064
Net income	$166,382	$205,346	$408,379	$508,138
Net income per share:
Basic	$1.00	$1.23	$2.46	$3.05
Diluted	$0.98	$1.21	$2.41	$2.99
Cash dividends declared per share	$0.40	$0.35	$1.20	$1.05
Weighted average number of shares:
Basic	166,234	167,070	166,297	166,748
Diluted	169,180	170,146	169,425	170,023

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands)	2013	2012	2013	2012
Net income	$166,382	$205,346	$408,379	$508,138
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	(10,753)	1,085	(5,257)	(8,527)
Change in income tax benefit or expense	1,223	(1,018)	(1,489)	2,268
Net change related to currency translation adjustments	(9,530)	67	(6,746)	(6,259)
Cash flow hedges:
Change in net unrealized gains or losses	842	2,269	2,843	852
Reclassification adjustments for gains or losses included in net income	(848)	98	116	1,023
Change in income tax benefit or expense	2	(842)	(1,054)	(667)
Net change related to cash flow hedges	(4)	1,525	1,905	1,208
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	155	113	473	355
Available-for-sale investments:
Change in net unrealized gains or losses	105	1,525	3,054	(2,135)
Reclassification adjustments for gains or losses included in net income	(712)	96	(2,069)	652
Change in income tax benefit or expense	217	(571)	(301)	621
Net change related to available-for-sale securities	(390)	1,050	684	(862)
Other comprehensive income (loss)	(9,769)	2,755	(3,684)	(5,558)
Total comprehensive income	$156,613	$208,101	$404,695	$502,580

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$408,379	$508,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,109	68,851
Asset impairment charges	1,327	1,378
Net gain on sale of assets	(1,160)	—
Non-cash stock-based compensation expense	52,478	61,056
Excess tax benefit from equity awards	(13,965)	—
Net gain on sale of marketable securities and other investments	(2,069)	(652)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	232,347	(52,290)
Decrease (increase) in inventories	671	(86,535)
Decrease in other assets	3,367	19,629
Decrease in accounts payable	(30,866)	(3,497)
Decrease in deferred system profit	(10,402)	(8,641)
Increase in other liabilities	30,403	160,874
Net cash provided by operating activities	737,619	668,311
Cash flows from investing activities:
Capital expenditures, net	(55,663)	(41,324)
Proceeds from sale of assets	1,838	2,228
Purchase of available-for-sale securities	(1,178,157)	(1,114,703)
Proceeds from sale and maturity of available-for-sale securities	1,006,368	823,423
Purchase of trading securities	(33,917)	(44,872)
Proceeds from sale of trading securities	34,492	45,468
Net cash used in investing activities	(225,039)	(329,780)
Cash flows from financing activities:
Issuance of common stock	95,542	123,738
Tax withholding payments related to vested and released restricted stock units	(29,160)	(29,838)
Common stock repurchases	(204,943)	(196,906)
Payment of dividends to stockholders	(199,712)	(175,085)
Excess tax benefit from equity awards	13,965	—
Net cash used in financing activities	(324,308)	(278,091)
Effect of exchange rate changes on cash and cash equivalents	(5,365)	(7,856)
Net increase in cash and cash equivalents	182,907	52,584
Cash and cash equivalents at beginning of period	751,294	711,329
Cash and cash equivalents at end of period	$934,201	$763,913
Supplemental cash flow disclosures:
Income taxes paid, net	$87,245	$17,369
Interest paid	$27,119	$27,763

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
The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2013.
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
Revenue Recognition. KLA-Tencor recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. In general, the Company recognizes revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. When a customer delays installation for products for which the Company has demonstrated a history of successful installation and acceptance, the Company recognizes revenue for system sales upon customer acceptance, if the product has been delivered to the customer. Under certain circumstances, however, the Company recognizes revenue upon shipment, prior to acceptance from the customer, as follows:

•	When the customer fab has previously accepted the same tool, with the same specifications, and when the Company can objectively demonstrate that the tool meets all of the required acceptance criteria.

•	When system sales to independent distributors have no installation requirement, contain no acceptance agreement, and 100% payment is due based upon shipment.

•	When the installation of the system is deemed perfunctory.

•
When the customer withholds acceptance due to issues unrelated to product performance, in which case revenue is recognized when the system is performing as intended and meets all published and agreed-upon specifications.

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
Recent Accounting Pronouncements. In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update requiring an increase in the prominence of items reported in other comprehensive income. The amendment eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and required that total comprehensive income, the components of net income, and the components of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment became effective for the Company's interim period ended September 30, 2012. In February 2013, the FASB issued an accounting standard update on the reporting of reclassifications out of accumulated other comprehensive income of various components, which was originally deferred by the FASB in December 2011. The February 2013 update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this update requires an entity to present parenthetically (on the face of the financial statements, in the notes, or in some cases, cross-referenced to related footnote disclosures) significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amendment reflected in the February 2013 update becomes effective prospectively for the Company's interim period ending September 30, 2013. Early adoption is permitted. The amendment reflected in the February 2013 update will not have an impact on the Company's financial position, results of operations or cash flows as it is disclosure-only in nature.
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
All of the Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of March 31, 2013, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. As of March 31, 2013, the types of instruments valued based on quoted market prices in active markets included money market funds, U.S. Treasury securities and certain U.S. Government agency securities and sovereign securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
As of March 31, 2013, the types of instruments valued based on other observable inputs included corporate debt securities, municipal securities and certain U.S. Government agency securities and sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of March 31, 2013 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
U.S. Government agency securities	$6,000	$—	$6,000
Corporate debt securities	24,264	—	24,264
Money market and other	735,000	735,000	—
Marketable securities:
U.S. Treasury securities	99,022	99,022	—
U.S. Government agency securities	653,826	653,826	—
Municipal securities	82,729	—	82,729
Corporate debt securities	1,045,256	—	1,045,256
Sovereign securities	23,852	9,529	14,323
Total cash equivalents and marketable securities(1)	2,669,949	1,497,377	1,172,572
Other current assets:
Derivative assets	4,462	—	4,462
Other non-current assets:
Executive Deferred Savings Plan:
Money market and other	1,659	1,659	—
Mutual funds	136,225	96,909	39,316
Executive Deferred Savings Plan total	137,884	98,568	39,316
Total financial assets(1)	$2,812,295	$1,595,945	$1,216,350
Other current liabilities:
Derivative liabilities	$(1,839)	$—	$(1,839)
Executive Deferred Savings Plan:
Money market and other	(12,266)	(12,266)	—
Mutual funds	(126,435)	(87,051)	(39,384)
Executive Deferred Savings Plan total	(138,701)	(99,317)	(39,384)
Total financial liabilities	$(140,540)	$(99,317)	$(41,223)
________________
(1) Excludes cash of $156.1 million held in operating accounts and time deposits of $53.5 million as of March 31, 2013.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of June 30, 2012 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Money market and other	$607,038	$607,038	$—
Marketable securities:
U.S. Treasury securities	91,438	88,014	3,424
U.S. Government agency securities	634,492	634,492	—
Municipal securities	66,543	—	66,543
Corporate debt securities	917,392	—	917,392
Sovereign securities	29,145	10,129	19,016
Equity securities	10	10	—
Total cash equivalents and marketable securities(1)	2,346,058	1,339,683	1,006,375
Other current assets:
Derivative assets	1,407	—	1,407
Other non-current assets:
Executive Deferred Savings Plan:
Money market and other	732	732	—
Mutual funds	124,622	94,572	30,050
Executive Deferred Savings Plan total	125,354	95,304	30,050
Total financial assets(1)	$2,472,819	$1,434,987	$1,037,832
Other current liabilities:
Derivative liabilities	$(1,909)	$—	$(1,909)
Executive Deferred Savings Plan:
Money market and other	(12,825)	(12,825)	—
Mutual funds	(112,504)	(81,974)	(30,530)
Executive Deferred Savings Plan total	$(125,329)	$(94,799)	$(30,530)
Total financial liabilities	$(127,238)	$(94,799)	$(32,439)
________________
(1) Excludes cash of $126.0 million held in operating accounts and time deposits of $62.4 million as of June 30, 2012.
There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three and nine months ended March 31, 2013. The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of March 31, 2013 or June 30, 2012.

NOTE 3 – BALANCE SHEET COMPONENTS

(In thousands)	As of March 31, 2013	As of June 30, 2012
Accounts receivable, net:
Accounts receivable, gross	$476,490	$723,607
Allowance for doubtful accounts	(22,266)	(22,327)
	$454,224	$701,280
Inventories:
Customer service parts	$193,540	$197,013
Raw materials	229,015	234,549
Work-in-process	172,920	170,254
Finished goods	54,347	48,986
	$649,822	$650,802
Other current assets:
Prepaid expenses	$40,611	$53,472
Prepaid income taxes	39,646	22,943
Other current assets	20,922	16,432
	$101,179	$92,847
Land, property and equipment, net:
Land	$41,883	$41,397
Buildings and leasehold improvements	254,724	244,807
Machinery and equipment	470,950	443,668
Office furniture and fixtures	21,428	19,493
Construction-in-process	26,169	11,765
	815,154	761,130
Less: accumulated depreciation and amortization	(516,537)	(483,444)
	$298,617	$277,686
Other non-current assets:
Executive Deferred Savings Plan(1)	$137,884	$125,354
Deferred tax assets – long-term	109,963	128,738
Other	18,553	21,135
	$266,400	$275,227
Other current liabilities:
Warranty	$41,056	$46,496
Executive Deferred Savings Plan(1)	138,701	125,329
Compensation and benefits	167,899	175,007
Income taxes payable	9,533	11,251
Interest payable	21,706	8,769
Accrued litigation costs	1,883	1,080
Other accrued expenses	130,910	145,479
	$511,688	$513,411

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. As of March 31, 2013, the Company had a deferred compensation plan related asset and liability included as a component of other non-current assets and other current liabilities on the Condensed Consolidated Balance Sheet.

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of March 31, 2013 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$98,853	$169	$(1)	$99,021
U.S. Government agency securities	658,805	1,028	(6)	659,827
Municipal securities	82,663	128	(62)	82,729
Corporate debt securities	1,065,519	4,322	(321)	1,069,520
Money market and other	735,000	—	—	735,000
Sovereign securities	23,814	45	(7)	23,852
Subtotal	2,664,654	5,692	(397)	2,669,949
Add: Time deposits(1)	53,500	—	—	53,500
Less: Cash equivalents	778,147	—	—	778,147
Marketable securities	$1,940,007	$5,692	$(397)	$1,945,302

As of June 30, 2012 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$91,387	$67	$(16)	$91,438
U.S. Government agency securities	633,587	981	(76)	634,492
Municipal securities	66,538	107	(102)	66,543
Corporate debt securities	914,134	3,826	(568)	917,392
Money market and other	607,038	—	—	607,038
Sovereign securities	29,056	89	—	29,145
Equity securities	10	—	—	10
Subtotal	2,341,750	5,070	(762)	2,346,058
Add: Time deposits(1)	62,431	—	—	62,431
Less: Cash equivalents	625,339	—	—	625,339
Marketable securities	$1,778,842	$5,070	$(762)	$1,783,150
________________

(1)	Time deposits excluded from fair value measurements.

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

As of March 31, 2013 (In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$1,996	$(1)
U.S. Government agency securities	63,513	(6)
Municipal securities	29,376	(62)
Corporate debt securities	232,589	(321)
Sovereign securities	7,589	(7)
Total	$335,063	$(397)
__________________

(1)	Of the total gross unrealized losses, there were no amounts that, as of March 31, 2013, had been in a continuous loss position for 12 months or more.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company's Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of March 31, 2013 (In thousands)	Amortized Cost	Fair Value
Due within one year	$456,433	$457,332
Due after one year through three years	1,483,574	1,487,970
	$1,940,007	$1,945,302
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized gains on the Company's investments for the three months ended March 31, 2013 and March 31, 2012 were $0.7 million and $0.1 million, respectively. Net realized gains on the Company's investments for the nine months ended March 31, 2013 and 2012 were $2.1 million and $0.7 million, respectively.
NOTE 5 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balances as of the dates indicated below:

(In thousands)	As of March 31, 2013	As of June 30, 2012
Gross goodwill balance	$604,362	$604,302
Accumulated impairment losses	(277,570)	(276,586)
Net goodwill balance	$326,792	$327,716
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
The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2012 during the three months ended December 31, 2012 and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. As of December 31, 2012, the Company's assessment indicated that goodwill in the reporting units was not impaired. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the second quarter of the fiscal year ended June 30, 2013. The next annual assessment of the goodwill by reporting unit will be performed in the second quarter of the fiscal year ending June 30, 2014.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of March 31, 2013			As of June 30, 2012
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$133,659	$117,236	$16,423	$134,561	$110,370	$24,191
Patents	6-13 years	57,648	50,232	7,416	57,648	46,966	10,682
Trade name/Trademark	4-10 years	19,893	15,553	4,340	19,893	14,428	5,465
Customer relationships	6-7 years	54,680	43,851	10,829	54,823	39,525	15,298
Other	0-1 year	16,200	16,200	—	16,200	16,200	—
Total		$282,080	$243,072	$39,008	$283,125	$227,489	$55,636
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
For the three months ended March 31, 2013 and 2012, amortization expense for other intangible assets was $4.5 million and $7.3 million, respectively. For the nine months ended March 31, 2013 and 2012, amortization expense for other intangible assets was $16.3 million and $23.0 million, respectively. Based on the intangible assets recorded as of March 31, 2013, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2013 (remaining 3 months)	$4,493
2014	15,368
2015	12,752
2016	5,564
2017	806
2018 and thereafter	25
Total	$39,008

NOTE 6 – LONG-TERM DEBT
In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as of March 31, 2013.
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
Based on the trading prices of the debt on the applicable dates, the fair value of the debt as of March 31, 2013 and June 30, 2012 was $898.6 million and $902.2 million, respectively. While the debt is recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
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
The following table summarizes the combined activity under the Company's equity incentive plans for the indicated period:

(In thousands)	Available For Grant
Balances as of June 30, 2012(1)	7,969
Restricted stock units granted(2)(3)	(1,899)
Restricted stock units canceled(2)	346
Options canceled/expired/forfeited	191
Plan shares expired(4)	(40)
Balances as of March 31, 2013(1)	6,567
__________________

(1)
Includes shares available for issuance under the 2004 Plan, as well as under the Company’s 1998 Outside Director Option Plan (the “Outside Director Plan”), which only permits the issuance of stock options to the Company’s non-employee members of the Board of Directors. As of March 31, 2013, 1.7 million shares were available for grant under the Outside Director Plan.

(2)	The number of restricted stock units provided in this row reflects the application of the 1.8x multiple described above.

(3)
Includes 0.3 million restricted stock units (reflected as 0.6 million shares in this table due to the application of the 1.8x multiple described above) granted to senior management during the nine months ended March 31, 2013 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of March 31, 2013, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

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
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2013	2012	2013	2012
Stock-based compensation expense by:
Costs of revenues	$2,912	$3,194	$8,811	$10,703
Engineering, research and development	5,068	4,995	14,801	16,572
Selling, general and administrative	10,556	12,725	28,866	33,781
Total stock-based compensation expense	$18,536	$20,914	$52,478	$61,056
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of March 31, 2013	As of June 30, 2012
Inventory	$8,096	$7,692
Stock Options
The following table summarizes the activity and weighted-average exercise price for stock options under all plans during the nine months ended March 31, 2013:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2012	3,844	$47.36
Granted	—	$—
Exercised	(1,653)	$45.61
Canceled/expired/forfeited	(191)	$48.33
Outstanding stock options as of March 31, 2013 (all outstanding and all vested and exercisable)	2,000	$48.72
The Company has not issued any stock options since November 1, 2007. The weighted-average remaining contractual terms for total options outstanding under all plans, and for total options vested and exercisable under all plans, as of March 31, 2013 were each 1.0 year. The aggregate intrinsic values for total options outstanding under all plans, and for total options vested and exercisable under all plans, as of March 31, 2013 were each $10.9 million.

The authoritative guidance on stock-based compensation permits companies to select the option-pricing model used to estimate the fair value of their stock-based compensation awards. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. For purposes of the fair value estimates presented in this report, the Company has based its expected stock price volatility assumption on the market-based implied volatility from traded options of the Company’s common stock. As of March 31, 2013, the Company had no unrecognized stock-based compensation balance related to stock options.
The following table shows the total intrinsic value of options exercised, total cash received from employees and non-employee Board members as a result of stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2013	2012	2013	2012
Total intrinsic value of options exercised	$8,462	$13,690	$13,236	$20,259
Total cash received from employees and non-employee Board members as a result of stock option exercises	$48,685	$74,640	$75,403	$104,543
Tax benefits realized by the Company in connection with these exercises	$2,872	$4,619	$4,451	$6,782
The Company generally settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.
Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the nine months ended March 31, 2013 and restricted stock units outstanding as of March 31, 2013 and June 30, 2012:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2012	6,418	$29.49
Granted(2)	1,055	$47.71
Vested and released	(1,231)	$24.95
Withheld for taxes	(584)	$24.95
Forfeited	(192)	$32.46
Outstanding restricted stock units as of March 31, 2013(2)	5,466	$33.56
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. Under the terms of the 2004 Plan, each of the share numbers presented in this column is multiplied by 1.8 to calculate the impact on the share reserve under the 2004 Plan.

(2)
Includes 0.3 million restricted stock units granted to senior management during the nine months ended March 31, 2013 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of March 31, 2013, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

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
The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and the tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Weighted-average grant date fair value per unit	$51.95	$51.32	$47.71	$36.39
Tax benefits realized by the Company in connection with vested and released restricted stock units	$747	$326	$28,771	$28,562
As of March 31, 2013, the unrecognized stock-based compensation expense balance related to restricted stock units was $114.9 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.4 years. The intrinsic value of outstanding restricted stock units as of March 31, 2013 was $288.3 million.
Cash-Based Long-Term Incentive Compensation
The Company has adopted a cash-based long-term incentive program in fiscal year 2013 for many of its employees as part of the Company's employee compensation program. During the nine months ended March 31, 2013, the Company approved cash-based long-term incentive (“Cash LTI”) awards of $61.5 million under the Company's Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under the Cash LTI Plan, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the three and nine months ended March 31, 2013, the Company recognized $3.6 million and $7.1 million, respectively, in compensation expense under the Cash LTI Plan. As of March 31, 2013, the unrecognized compensation balance related to the Cash LTI Plan was $53.9 million, excluding the impact of estimated forfeitures.
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

The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Stock purchase plan:
Expected stock price volatility	27.5%	39.3%	28.9%	36.0%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Dividend yield	3.2%	3.0%	3.3%	3.2%
Expected life of options (in years)	0.5	0.5	0.5	0.5
 The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Total cash received from employees for the issuance of shares under the ESPP	$—	$—	$20,139	$19,195
Number of shares purchased by employees through the ESPP	—	—	496	545
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$724	$1,289	$1,398	$2,132
Weighted-average fair value per share based on Black-Scholes model	$10.36	$11.26	$10.46	$10.07
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of March 31, 2013, a total of 2.1 million shares were reserved and available for issuance under the ESPP. As of the date of this report, no additional shares have been added to the ESPP with respect to the fiscal year ending June 30, 2013.
NOTE 8 – STOCK REPURCHASE PROGRAM
Since July 1997, the Board of Directors has authorized the Company to systematically repurchase in the open market up to 80.8 million shares of its common stock under a repurchase program, including 8.0 million shares authorized in November 2012. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18. As of March 31, 2013, 7.1 million shares were available for repurchase under the Company’s repurchase program.
Share repurchases for the indicated periods (based on the settlement date of the applicable repurchase) were as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2013	2012	2013	2012
Number of shares of common stock repurchased	1,289	1,341	4,115	4,510
Total cost of repurchases	$68,343	$66,934	$204,943	$196,906

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

(In thousands, except per share amounts)	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Numerator:
Net income	$166,382	$205,346	$408,379	$508,138
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	166,234	167,070	166,297	166,748
Effect of dilutive options and restricted stock units	2,946	3,076	3,128	3,275
Weighted-average shares-diluted	169,180	170,146	169,425	170,023
Basic net income per share	$1.00	$1.23	$2.46	$3.05
Diluted net income per share	$0.98	$1.21	$2.41	$2.99
Anti-dilutive securities excluded from the computation of diluted net income per share	967	1,906	1,556	4,024
The total amount of dividends paid during the three months ended March 31, 2013 and 2012 was $66.6 million and $58.5 million, respectively. The total amount of dividends paid during the nine months ended March 31, 2013 and 2012 was $199.7 million and $175.1 million, respectively.
NOTE 10 – INCOME TAXES
The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Income before income taxes	$192,115	$274,033	$513,531	$668,202
Provision for income taxes	$25,733	$68,687	$105,152	$160,064
Effective tax rate	13.4%	25.1%	20.5%	24.0%
The Company’s estimated annual effective tax rate for the fiscal year ending June 30, 2013 is approximately 21.0%.
The difference between the actual effective tax rate of 13.4% during the quarter and the estimated annual effective tax rate of 21.0% is primarily due to a decrease in tax expense of $14.4 million as a result of the reinstatement of the U.S. federal research credit during the three months ended March 31, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which reinstated the research credit retroactive to January 1, 2012 and extended the credit through December 31, 2013, enabling the Company to recognize a retroactive tax credit for prior periods during the three months ended March 31, 2013.
Tax expense was lower as a percentage of income during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the impact of the following items:

•	Tax expense was decreased by $15.9 million during the three months ended March 31, 2013 due to the reinstatement of the federal research credit; and

•	Tax expense was increased by $5.7 million during the three months ended March 31, 2012 related to shortfalls from employee stock activity.
Tax expense was lower as a percentage of income during the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012 primarily due to the impact of the following items:

•	Tax expense was decreased by $10.2 million during the nine months ended March 31, 2013 due to the reinstatement of the federal research credit;

•
Tax expense was increased by $6.7 million during the nine months ended March 31, 2013 due to a decrease in the proportion of the Company's earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate;

•	Tax expense was increased by $10.9 million during the nine months ended March 31, 2012 related to shortfalls from employee stock activity;

•
Tax expense was decreased by $3.7 million during the nine months ended March 31, 2013 related to a non-taxable increase in the value of the assets held within the Company's Executive Deferred Savings Plan. The Company incurred a tax benefit of $4.7 million due to a non-taxable increase in the value of the assets held within that plan during the nine months ended March 31, 2013 compared to a tax benefit of $1.0 million due to a non-taxable increase in the value of the assets held within the plan during the nine months ended March 31, 2012;

•
Tax expense was increased by $7.7 million during the nine months ended March 31, 2012 due to a decrease in the domestic manufacturing deduction as a result of a change in the timing of when revenue is recognized for federal income tax purposes;

•
Tax expense was decreased by $18.3 million during the nine months ended March 31, 2012 resulting from a decrease in the Company's unrecognized tax benefits due to the settlement of a U.S. federal income tax examination;

•	Tax expense was decreased by $18.0 million during the nine months ended March 31, 2012 resulting from a decrease in reserves for uncertain tax positions taken in prior years; and

•	Tax expense was increased by $23.6 million during the nine months ended March 31, 2012 related to a migration of a portion of the Company's manufacturing to Singapore.
In the normal course of business, the Company is subject to examination by tax authorities throughout the world. The Company is subject to U.S. federal income tax examination for all years beginning from the fiscal year ended June 30, 2010.  The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2007. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2007. It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that it may recognize up to $6.9 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2013	2012	2013	2012
Receivables sold under factoring agreements	$44,400	$71,897	$129,960	$322,227
Proceeds from sales of LCs	$3,804	$9,500	$3,804	$14,010
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.

Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.4 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively. Rent expense was $7.0 million and $6.8 million for the nine months ended March 31, 2013 and 2012, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2013 (remaining 3 months)	$2,090
2014	7,114
2015	4,691
2016	3,581
2017	3,029
2018 and thereafter	2,668
Total minimum lease payments	$23,173
Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $232.7 million as of March 31, 2013 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of March 31, 2013, the Company had committed $61.5 million to future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under the Cash LTI Plan, participants must remain employed by the Company as of the applicable award vesting date.
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
The following table provides the changes in the product warranty accrual for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2013	2012	2013	2012
Beginning balance	$41,918	$43,476	$46,496	$41,528
Accruals for warranties issued during the period	11,539	13,615	32,047	35,017
Changes in liability related to pre-existing warranties	1,167	796	2,899	3,726
Settlements made during the period	(13,568)	(12,677)	(40,386)	(35,061)
Ending balance	$41,056	$45,210	$41,056	$45,210
The Company maintains guarantee arrangements available through various financial institutions for up to $24.5 million, of which $22.5 million had been issued as of March 31, 2013, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.

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

Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the indicated periods were as follows:

		Three months ended March 31,		Nine months ended March 31,
(In thousands)	Location in Financial Statements	2013	2012	2013	2012
Derivatives Designated as Hedging Instruments
Gains in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$842	$2,269	$2,843	$852
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$720	$122	$146	$(851)
	Costs of revenues	128	(220)	(262)	(172)
	Total gains (losses) reclassified from accumulated OCI into income (effective portion)	$848	$(98)	$(116)	$(1,023)
Gains recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Interest income and other, net	$61	$77	$73	$175
Derivatives Not Designated as Hedging Instruments
Gains (losses) recognized in income	Interest income and other, net	$4,514	$5,605	$14,408	$(6,205)
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, as of the dates indicated below was as follows:

(In thousands)	As of March 31, 2013	As of June 30, 2012
Cash flow hedge contracts
Purchase	$14,026	$14,689
Sell	$66,166	$29,362
Other foreign currency hedge contracts
Purchase	$99,953	$121,965
Sell	$64,168	$126,827

The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2013	As of June 30, 2012	Balance Sheet Location	As of March 31, 2013	As of June 30, 2012
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,620	$128	Other current liabilities	$689	$736
Total derivatives designated as hedging instruments		$1,620	$128		$689	$736
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$2,842	$1,279	Other current liabilities	$1,150	$1,173
Total derivatives not designated as hedging instruments		$2,842	$1,279		$1,150	$1,173
Total derivatives		$4,462	$1,407		$1,839	$1,909
The following table provides the balances and changes in accumulated other comprehensive income (loss), before taxes, related to derivative instruments for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2013	2012	2013	2012
Beginning balance	$2,003	$(480)	$(962)	$12
Amount reclassified to income	(848)	98	116	1,023
Net change	842	2,269	2,843	852
Ending balance	$1,997	$1,887	$1,997	$1,887
NOTE 14 – RELATED PARTY TRANSACTIONS
During the three and nine months ended March 31, 2013 and 2012, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member, including Cisco Systems, Inc., Freescale Semiconductor, Inc., Avago Technologies Ltd. and SAP AG. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2013	2012	2013	2012
Total revenues	$840	$3,287	$5,611	$3,412
Total purchases	$1,178	$2,351	$3,630	$6,622
The Company had a receivable balance from these parties of $0.7 million and $1.9 million as of March 31, 2013 and June 30, 2012, respectively. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
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

The Company is engaged primarily in designing, manufacturing, and marketing process control and yield management solutions for the semiconductor and related nanoelectronics industries. All operating segments have been aggregated due to their inter-dependencies, commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes. The Company’s service products are an extension of the system product portfolio and provide customers with spare parts and fab management services (including system preventive maintenance and optimization services) to improve yield, increase production uptime and throughput, and lower the cost of ownership. Since the Company operates in one reportable segment, all financial segment information required by the authoritative guidance can be found in the condensed consolidated financial statements.
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended March 31,				Nine months ended March 31,
(Dollar amounts in thousands)	2013		2012		2013		2012
Revenues:
United States	$268,889	38%	$185,195	22%	$588,505	28%	$543,922	24%
Taiwan	227,535	31%	209,772	25%	727,328	34%	602,076	26%
Japan	61,154	8%	92,370	11%	242,718	11%	337,506	15%
Europe & Israel	54,659	7%	89,116	11%	173,572	8%	251,382	11%
Korea	80,252	11%	198,374	24%	207,758	10%	339,951	15%
Rest of Asia	36,540	5%	65,694	7%	182,868	9%	204,642	9%
Total	$729,029	100%	$840,521	100%	$2,122,749	100%	$2,279,479	100%
The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended March 31,				Nine months ended March 31,
(Dollar amounts in thousands)	2013		2012		2013		2012
Revenues:
Defect inspection	$427,832	59%	$471,873	56%	$1,184,016	55%	$1,259,428	55%
Metrology	135,406	19%	187,623	22%	394,489	19%	500,921	22%
Service	149,282	20%	139,342	17%	445,902	21%	427,385	19%
Other	16,509	2%	41,683	5%	98,342	5%	91,745	4%
Total	$729,029	100%	$840,521	100%	$2,122,749	100%	$2,279,479	100%
Three customers each accounted for greater than 10% of total revenues for the three and nine months ended March 31, 2013 and 2012. Two customers each accounted for greater than 10% of net accounts receivable as of March 31, 2013 and June 30, 2012.
Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of March 31, 2013	As of June 30, 2012
Long-lived assets:
United States	$213,042	$211,315
Japan	3,219	3,570
Europe & Israel	77,961	77,292
Korea	2,793	2,773
Singapore	44,548	43,528
Rest of Asia	4,278	3,887
Total	$345,841	$342,365

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
During the three months ended March 31, 2013, our customers, particularly from the foundry and logic markets, maintained strong levels of purchases of process control and yield management equipment, comparable to the levels that we witnessed during the three months ended December 31, 2012. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and new process technologies to deliver higher performance semiconductor capability at lower costs. We expect that these dynamics will drive long-term increased adoption of process control equipment and services that reduce semiconductor defectivity and improve manufacturing yields.
The following table sets forth some of the key quarterly unaudited financial information that we use to manage our business:

(In thousands, except net income per share)	Three months ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Total revenues	$729,029	$673,011	$720,709	$892,465	$840,521	$642,482	$796,476
Total costs and operating expenses	$526,783	$519,764	$534,152	$574,166	$556,247	$483,019	$542,187
Gross margin	$419,521	$369,096	$403,484	$530,802	$485,372	$369,627	$456,127
Income from operations	$202,246	$153,247	$186,557	$318,299	$284,274	$159,463	$254,289
Net income	$166,382	$106,630	$135,367	$247,877	$205,346	$110,797	$191,995
Net income per share:
Basic (1)	$1.00	$0.64	$0.81	$1.48	$1.23	$0.67	$1.15
Diluted (1)	$0.98	$0.63	$0.80	$1.46	$1.21	$0.66	$1.13
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
There were no significant changes in our critical accounting estimates and policies during the three months ended March 31, 2013. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2012 for a more complete discussion of our critical accounting policies and estimates.
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
Our next annual assessment of the goodwill by reporting unit will be performed during the three months ending December 31, 2013. If we were to encounter challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions, we may be required to perform the two-step quantitative goodwill impairment analysis. In addition, if such conditions have the effect of changing one of the critical assumptions or estimates we use to calculate the value of our goodwill or intangible assets, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment assessment in the second quarter of fiscal year 2014 or prior to that, if any triggering event occurs outside of the quarter during which the annual goodwill impairment assessment is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material to our results of operations.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. In general, we recognize revenue for system sales upon acceptance by the customer that the system has been installed and is operating according to predetermined specifications. When a customer delays installation for products for which we have demonstrated a history of successful installation and acceptance, we recognize revenue for system sales upon customer acceptance, if the product has been delivered to the customer. Under certain circumstances, however, we recognize revenue upon shipment, prior to acceptance from the customer, as follows:

•	When the customer fab has previously accepted the same tool, with the same specifications, and when we can objectively demonstrate that the tool meets all of the required acceptance criteria.

•	When system sales to independent distributors have no installation requirement, contain no acceptance agreement, and 100% payment is due based upon shipment.

•	When the installation of the system is deemed perfunctory.

•
When the customer withholds acceptance due to issues unrelated to product performance, in which case revenue is recognized when the system is performing as intended and meets all published and agreed-upon specifications.

The portion of revenue associated with installation is deferred based on relative selling price and recognized upon completion of the installation.

In many instances, products are sold in stand-alone arrangements. Services are sold separately through renewals of annual maintenance contracts. We also allow for multiple element revenue arrangements in cases where certain elements of a sales arrangement are not delivered and accepted in one reporting period. To determine the relative fair value of each element in a revenue arrangement, we allocate arrangement consideration based on the selling price hierarchy. For substantially all of the arrangements with multiple deliverables pertaining to products and services, we use vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) to allocate the selling price to each deliverable. We determine TPE based on historical prices charged for products and services when sold on a stand-alone basis. When we are unable to establish relative selling price using VSOE or TPE, we use estimated selling price (“ESP”) in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. ESP could potentially be used for new or customized products. We regularly review relative selling prices and maintain internal controls over the establishment and updates of these estimates. In a multiple element revenue arrangement, we defer revenue recognition associated with the relative fair value of the undelivered elements until that element is delivered to the customer. To be considered a separate element, the product or service in question must represent a separate unit of accounting, which means that such product or service must fulfill the following criteria: (a) the delivered item(s) has value to the customer on a stand-alone basis; and (b) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all the above criteria, the entire amount of the sales contract is deferred until all elements are accepted by the customer.
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
We sell stand-alone software that is subject to the software revenue recognition guidance. We periodically review selling prices to determine whether VSOE exists, and in some situations where we are unable to establish VSOE for undelivered elements such as post-contract service, revenue is recognized ratably over the term of the service contract.
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

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update requiring an increase in the prominence of items reported in other comprehensive income. The amendment eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and required that total comprehensive income, the components of net income, and the components of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment became effective for our interim period ended September 30, 2012. In February 2013, the FASB issued an accounting standard update on the reporting of reclassifications out of accumulated other comprehensive income of various components, which was originally deferred by the FASB in December 2011. The February 2013 update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this update requires an entity to present parenthetically (on the face of the financial statements, in the notes, or in some cases, cross-referenced to related footnote disclosures) significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amendment reflected in the February 2013 update becomes effective prospectively for our interim period ending September 30, 2013. Early adoption is permitted. The amendment reflected in the February 2013 update will not have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.
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
RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	March 31, 2013	December 31, 2012	March 31, 2012	Q3 FY13 vs. Q2 FY13		Q3 FY13 vs. Q3 FY12
Revenues:
Product	$579,746	$523,023	$701,179	$56,723	11%	$(121,433)	(17)%
Service	149,283	149,988	139,342	(705)	—%	9,941	7%
Total revenues	$729,029	$673,011	$840,521	$56,018	8%	$(111,492)	(13)%
Costs of revenues	$309,508	$303,915	$355,149	$5,593	2%	$(45,641)	(13)%
Gross margin percentage	58%	55%	58%

	Nine months ended
(Dollar amounts in thousands)	March 31, 2013	March 31, 2012	Q3 FY13 YTD vs. Q3 FY12 YTD
Revenues:
Product	$1,676,847	$1,852,094	$(175,247)	(9)%
Service	445,902	427,385	18,517	4%
Total revenues	$2,122,749	$2,279,479	$(156,730)	(7)%
Costs of revenues	$930,648	$968,353	$(37,705)	(4)%
Gross margin percentage	56%	58%
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

Product revenues increased during the three months ended March 31, 2013 compared to the three months ended December 31, 2012, primarily due to higher levels of shipment backlog at the beginning of the period. These higher shipment backlog levels were the result of higher foundry and logic orders received during the three months ended December 31, 2012 relative to the order levels in the three months ended September 30, 2012.
Product revenues decreased during the three and nine months ended March 31, 2013 compared to the three and nine months ended March 31, 2012, reflecting the current semiconductor industry environment. In the current environment, semiconductor manufacturers have reduced their purchases of semiconductor capital equipment in response to lower demand levels compared to the three and nine months ended March 31, 2012, when the industry was experiencing significant growth primarily due to anticipated increase in demand in the semiconductor electronics end-market.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues during the three months ended March 31, 2013 compared to the three months ended December 31, 2012 remained relatively flat. Service revenues during the three and nine months ended March 31, 2013 increased compared to the three and nine months ended March 31, 2012, respectively, primarily due to an increase in the number of post-warranty systems installed at our customers' sites.
Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

(Dollar amounts in thousands)	Three months ended
	March 31, 2013		December 31, 2012		March 31, 2012
United States	$268,889	38%	$169,629	25%	$185,195	22%
Taiwan	227,535	31%	223,493	33%	209,772	25%
Japan	61,154	8%	92,849	14%	92,370	11%
Europe & Israel	54,659	7%	59,753	9%	89,116	11%
Korea	80,252	11%	57,259	9%	198,374	24%
Rest of Asia	36,540	5%	70,028	10%	65,694	7%
Total	$729,029	100%	$673,011	100%	$840,521	100%
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

The following tables summarize the major factors that contributed to the changes in gross margin percentage for the periods indicated:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended	Nine months ended
December 31, 2012	54.8%	March 31, 2012	57.7%	57.5%
Revenue volume of products and service	1.6%	Revenue volume of products and service	(3.2)%	(1.7)%
Mix of products and services sold	(0.4)%	Mix of products and services sold	2.7%	0.5%
Manufacturing labor, overhead and efficiencies	(0.1)%	Manufacturing labor, overhead and efficiencies	0.3%	0.4%
Other service and manufacturing costs	1.6%	Other service and manufacturing costs	—%	(0.5)%
March 31, 2013	57.5%	March 31, 2013	57.5%	56.2%
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
Our gross margin increased to 57.5% during the three months ended March 31, 2013 from 54.8% during the three months ended December 31, 2012, primarily due to higher revenue volume and a decrease in inventory reserves, partially offset by a less favorable mix of products sold.
Our gross margin declined to 57.5% during the three months ended March 31, 2013 from 57.7% during the three months ended March 31, 2012, primarily due to lower revenue volume, partially offset by a more favorable mix of products and services sold.
Our gross margin declined to 56.2% during the nine months ended March 31, 2013 from 57.5% during the nine months ended March 31, 2012, primarily due to lower revenue volume and an increase in inventory reserves.
Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	March 31, 2013	December 31, 2012	March 31, 2012	Q3 FY13 vs. Q2 FY13		Q3 FY13 vs. Q3 FY12
R&D expenses	$118,788	$121,608	$110,102	$(2,820)	(2)%	$8,686	8%
R&D expenses as a percentage of total revenues	16%	18%	13%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2013	March 31, 2012	Q3 FY13 YTD vs. Q3 FY12 YTD
R&D expenses	$360,138	$334,227	$25,911	8%
R&D expenses as a percentage of total revenues	17%	15%
In recent years, our R&D expenses have generally increased over time, primarily due to our commitment to an expanding number of advanced product and technology development projects. We incur significant costs associated with these projects, including engineering material costs, headcount and other expenses, as technological innovation is essential to our success. During certain periods, R&D expenses may fluctuate relative to development phases and project timing of next-generation products.

R&D expenses during the three months ended March 31, 2013 decreased compared to the three months ended December 31, 2012, primarily due to the stage and timing of our development projects, as described in the previous paragraph. R&D expenses during the three months ended March 31, 2013 were impacted by a decrease in engineering material costs of $2.3 million and an increase in the benefit to R&D expense from external funding of $4.6 million relative to the three months ended December 31, 2012, partially offset by an increase in employee-related expenses of $3.2 million.
R&D expenses during the three months ended March 31, 2013 increased compared to the three months ended March 31, 2012, primarily due to the stage and timing of our development projects, as described above. R&D expenses during the three months ended March 31, 2013 were impacted by an increase in employee-related expenses of $3.6 million, an increase in engineering material costs of $5.4 million, an increase in depreciation of fixed assets of $2.9 million and an increase in external services of $1.5 million, partially offset by an increase in the benefit to R&D expense from external funding of $4.7 million relative to the three months ended March 31, 2012.
R&D expenses during the nine months ended March 31, 2013 increased compared to the nine months ended March 31, 2012, primarily due to the stage and timing of our development projects, as described above. R&D expenses during the nine months ended March 31, 2013 were impacted by an increase in depreciation of fixed assets of $5.4 million relative to the nine months ended March 31, 2012, as well as an increase in engineering material costs of $12.0 million, an increase in engineering equipment of $2.9 million, an increase in employee-related expenses of $5.1 million, an increase in external services of $3.3 million, partially offset by an increase in the benefit to R&D expense from external funding of $2.9 million.
R&D expenses include the benefit of $5.1 million, $0.5 million and $0.4 million of external funding received from government grants during the three months ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively, for certain strategic development programs.
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
Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	March 31, 2013	December 31, 2012	March 31, 2012	Q3 FY13 vs. Q2 FY13		Q3 FY13 vs. Q3 FY12
SG&A expenses	$98,487	$94,241	$90,996	$4,246	5%	$7,491	8%
SG&A expenses as a percentage of total revenues	14%	14%	11%

	Nine months ended
(Dollar amounts in thousands)	March 31, 2013	March 31, 2012	Q3 FY13 YTD vs. Q3 FY12 YTD
SG&A expenses	$289,913	$278,873	$11,040	4%
SG&A expenses as a percentage of total revenues	14%	12%
SG&A expenses during the three months ended March 31, 2013 increased compared to the three months ended December 31, 2012, primarily due to an increase in employee-related expenses of $1.9 million and an increase in stock-based compensation expense of $2.5 million, partially offset by a decrease in legal expenses of $1.5 million.
SG&A expenses during the three months ended March 31, 2013 increased compared to the three months ended March 31, 2012, primarily due to an increase in employee-related expenses of $4.7 million, an increase in depreciation expense of $2.3 million and an increase in legal expenses of $2.9 million, reflecting our receipt of settlement proceeds in connection with certain litigation matters during the three months ended March 31, 2012, partially offset by a decrease in stock-based compensation expense of $2.2 million.

SG&A expenses during the nine months ended March 31, 2013 increased compared to the nine months ended March 31, 2012, primarily due to an increase in employee-related compensation of $6.5 million, an increase in depreciation expense of $4.3 million, an increase in legal expenses of $2.7 million, reflecting our receipt of settlement proceeds in connection with certain litigation matters during the three months ended March 31, 2012, and $3.1 million in expenses that we recognized during the three months ended September 30, 2012 in connection with our decision to exit from the solar inspection business, which included goodwill impairment, severance and other expenses, partially offset by a decrease in stock-based compensation expense of $4.9 million.
Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	March 31, 2013	December 31, 2012	March 31, 2012
Interest income and other, net	$3,338	$5,058	$3,264
Interest expense	$13,469	$13,431	$13,505
Interest income and other, net as a percentage of total revenues	—%	1%	—%
Interest expense as a percentage of total revenues	2%	2%	2%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2013	March 31, 2012
Interest income and other, net	$11,884	$10,870
Interest expense	$40,403	$40,694
Interest income and other, net as a percentage of total revenues	1%	—%
Interest expense as a percentage of total revenues	2%	2%
Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, gains or losses from revaluation of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, and impairments associated with equity investments in privately-held companies.
The decrease in interest income and other, net during the three months ended March 31, 2013 compared to the three months ended December 31, 2012 was primarily due to a gain of $1.2 million recorded during the three months ended December 31, 2012 in connection with the sale of an equity investment in a privately-held company. Interest income and other, net during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 remained relatively unchanged.
The increase in interest income and other, net during the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012 was primarily due to activity in our equity investments in privately-held companies and our marketable securities. These effects included a gain on sale of $1.2 million recorded during the three months ended December 31, 2012 and an impairment charge of $1.4 million recognized during the three months ended December 31, 2011, in each case related to equity investments in privately-held companies, as well as an increase in realized gains on sales of marketable securities of $1.3 million. These positive effects were partially offset by an increase of $3.8 million in accrued interest and penalties on uncertain tax positions, largely due to a credit during the three months ended September 30, 2011.
Interest expense is primarily attributable to the $750 million aggregate principal amount of senior fixed rate notes that we issued in the fourth quarter of the fiscal year ended June 30, 2008.
Provision for Income Taxes
The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Income before income taxes	$192,115	$274,033	$513,531	$668,202
Provision for income taxes	$25,733	$68,687	$105,152	$160,064
Effective tax rate	13.4%	25.1%	20.5%	24.0%
Our estimated annual effective tax rate for the fiscal year ending June 30, 2013 is approximately 21.0%.

The difference between the actual effective tax rate of 13.4% during the quarter and the estimated annual effective tax rate of 21.0% is primarily due to a decrease in tax expense of $14.4 million as a result of the reinstatement of the U.S. federal research credit during the three months ended March 31, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which reinstated the research credit retroactive to January 1, 2012 and extended the credit through December 31, 2013, enabling us to recognize a retroactive tax credit for prior periods during the three months ended March 31, 2013.
Tax expense was lower as a percentage of income during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the impact of the following items:

•	Tax expense was decreased by $15.9 million during the three months ended March 31, 2013 due to the reinstatement of the federal research credit; and

•	Tax expense was increased by $5.7 million during the three months ended March 31, 2012 related to shortfalls from employee stock activity.
Tax expense was lower as a percentage of income during the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012 primarily due to the impact of the following items:

•	Tax expense was decreased by $10.2 million during the nine months ended March 31, 2013 due to the reinstatement of the federal research credit;

•
Tax expense was increased by $6.7 million during the nine months ended March 31, 2013 due to a decrease in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate;

•	Tax expense was increased by $10.9 million during the nine months ended March 31, 2012 related to shortfalls from employee stock activity;

•
Tax expense was decreased by $3.7 million during the nine months ended March 31, 2013 related to a non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan. We incurred a tax benefit of $4.7 million due to a non-taxable increase in the value of the assets held within that plan during the nine months ended March 31, 2013 compared to a tax benefit of $1.0 million due to a non-taxable increase in the value of the assets held within the plan during the nine months ended March 31, 2012;

•
Tax expense was increased by $7.7 million during the nine months ended March 31, 2012 due to a decrease in the domestic manufacturing deduction as a result of a change in the timing of when revenue is recognized for federal income tax purposes;

•
Tax expense was decreased by $18.3 million during the nine months ended March 31, 2012 resulting from a decrease in our unrecognized tax benefits due to the settlement of a U.S. federal income tax examination;

•	Tax expense was decreased by $18.0 million during the nine months ended March 31, 2012 resulting from a decrease in reserves for uncertain tax positions taken in prior years; and

•	Tax expense was increased by $23.6 million during the nine months ended March 31, 2012 related to a migration of a portion of our manufacturing to Singapore.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examination for all years beginning from the fiscal year ended June 30, 2010. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2007. We are also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2007. It is possible that certain examinations may be concluded in the next twelve months. We believe it is possible that we may recognize up to $6.9 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	March 31, 2013	June 30, 2012
Cash and cash equivalents	$934,201	$751,294
Marketable securities	1,945,302	1,783,150
Total cash, cash equivalents and marketable securities	$2,879,503	$2,534,444
Percentage of total assets	55%	50%

	Nine months ended March 31,
(In thousands)	2013	2012
Cash flow:
Net cash provided by operating activities	$737,619	$668,311
Net cash used in investing activities	(225,039)	(329,780)
Net cash used in financing activities	(324,308)	(278,091)
Effect of exchange rate changes on cash and cash equivalents	(5,365)	(7,856)
Net increase in cash and cash equivalents	$182,907	$52,584
As of March 31, 2013, our cash, cash equivalents and marketable securities totaled $2.9 billion, which is an increase of $345.1 million from June 30, 2012. As of March 31, 2013, $1.1 billion of the $2.9 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to permanently reinvest $860.0 million of the cash held by our foreign subsidiaries and branch offices. If, however, a portion of these funds were to be needed for our operations in the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from where the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $205.4 million of the $1.1 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
During the three months ended March 31, 2013, our Board of Directors declared a dividend of $0.40 per share of our outstanding common stock, which was paid on March 1, 2013 to our stockholders of record as of the close of business on February 19, 2013. During the same period in fiscal year 2012, our Board of Directors declared and paid a quarterly cash dividend of $0.35 per share. The total amount of dividends paid during the three months ended March 31, 2013 and 2012 was $66.6 million and $58.5 million, respectively. The total amount of dividends paid during the nine months ended March 31, 2013 and 2012 was $199.7 million and $175.1 million, respectively. The increase in the amount of dividends paid during the three and nine months ended March 31, 2013 reflects the increase in the level of our quarterly dividend from $0.35 to $0.40 per share that was instituted during the three months ended September 30, 2012.
The shares repurchased under our stock repurchase program have allowed our basic and diluted weighted-average shares outstanding to decrease for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The stock repurchase program offsets the additional shares issued upon the exercise of employee stock options, the vesting of employee restricted stock units and the stock purchases under our Employee Stock Purchase Plan.
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the nine months ended March 31, 2013 increased compared to the nine months ended March 31, 2012 primarily as a result of the following factors:

•	A decrease in accounts payable payments of approximately $62 million during the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012, and

•	An increase in accounts receivable collections of approximately $60 million during the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012, partially offset by

•	An increase in tax payments of approximately $68 million during the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.
Net cash used in investing activities during the nine months ended March 31, 2013 decreased compared to the nine months ended March 31, 2012 primarily as a result of a decrease in the use of cash for purchase of available-for-sale and trading securities, net of sales and maturities of $119 million.

Net cash used in financing activities during the nine months ended March 31, 2013 increased compared to the nine months ended March 31, 2012 primarily as a result of the following factors:

•	A decrease in proceeds from the issuance of common stock of $28 million during the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012,

•
An increase in dividend payments of $25 million during the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012, reflecting an increase in our quarterly dividend from $0.35 to $0.40 per share that was instituted during the three months ended September 30, 2012, and

•	An increase in common stock repurchases of $8 million during the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012, partially offset by

•	The realization of $14 million in excess tax benefits from equity awards during the nine months ended March 31, 2013, compared to no such benefits realized during the nine months ended March 31, 2012.
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of March 31, 2013:

	Fiscal year ending June 30,
(In thousands)	Total	2013 (2)	2014	2015	2016	2017	Thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$—	$750,000	$—
Interest expense associated with long-term debt obligations	263,063	12,938	51,750	51,750	51,750	51,750	43,125	—
Purchase commitments	232,747	154,928	68,063	5,928	3,828	—	—	—
Non-current income tax payable(3)	65,015	—	—	—	—	—	—	65,015
Operating leases	23,173	2,090	7,114	4,691	3,581	3,029	2,668	—
Cash long-term incentive program(4)	61,453	—	15,239	15,363	15,363	15,408	80	—
Pension obligations	29,271	618	2,014	3,040	2,466	2,736	18,397	—
Total contractual cash obligations	$1,424,722	$170,574	$144,180	$80,772	$76,988	$72,923	$814,270	$65,015
__________________

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

(2)	Remaining 3 months.

(3)
Represents the non-current income tax payable obligation and related accrued interest. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

(4)	Represents the amount committed under our cash long-term incentive program. Expected payment after estimated forfeitures is approximately $51 million.
We have adopted a cash-based long-term incentive program in fiscal year 2013 for many of our employees as part of our employee compensation program. During the nine months ended March 31, 2013, we approved cash-based long-term incentive (“Cash LTI”) awards of $61.5 million under our Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under the Cash LTI Plan, participants must remain employed by us as of the applicable award vesting date.
We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we periodically sell certain letters of credit (“LCs”), without recourse, received from customers in payment for goods.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2013	2012	2013	2012
Receivables sold under factoring agreements	$44,400	$71,897	$129,960	$322,227
Proceeds from sales of LCs	$3,804	$9,500	$3,804	$14,010
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $24.5 million, of which $22.5 million had been issued as of March 31, 2013, primarily to fund guarantees to customs authorities for VAT and other operating requirements of our subsidiaries in Europe and Asia.
We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $232.7 million as of March 31, 2013 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
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
Working capital increased to $3.4 billion as of March 31, 2013, compared to $3.3 billion as of June 30, 2012. As of March 31, 2013, our principal source of liquidity consisted of $2.9 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances, will be sufficient to satisfy our liquidity requirements for at least the next 12 months.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. We were in compliance with all of our covenants as of March 31, 2013.
Our credit ratings and outlooks as of March 31, 2013 are summarized below:

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

(In thousands)	As of March 31, 2013	As of June 30, 2012
Cash flow hedge contracts
Purchase	$14,026	$14,689
Sell	$66,166	$29,362
Other foreign currency hedge contracts
Purchase	$99,953	$121,965
Sell	$64,168	$126,827
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 31, 2013. Actual results may differ materially.
As of March 31, 2013, we had an investment portfolio of fixed income securities of $1.9 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2013, the fair value of the portfolio would have declined by $1.4 million.
As of March 31, 2013, we had net forward and option contracts to sell $16.4 million in foreign currency in order to hedge certain currency exposures (see Note 13, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for a detailed description). If we had entered into these contracts on March 31, 2013, the U.S. dollar equivalent would have been $13.7 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $14.8 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our net income or cash flows.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of March 31, 2013, the book value and the fair value of our fixed rate debt were $747.2 million and $898.6 million, respectively.
See Note 4, “Marketable Securities,” to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of March 31, 2013.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
As of March 31, 2013, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
We are subject to various risks related to compliance with new, existing, different, inconsistent or even conflicting laws, rules and regulations enacted by legislative bodies and/or regulatory agencies in the countries in which we operate and with which we must comply, including environmental, safety, antitrust, anti-corruption/anti-bribery, unclaimed property and export control regulations. Our failure or inability to comply with existing or future laws, rules or regulations, or changes to existing laws, rules or regulations (including changes that result in inconsistent or conflicting laws, rules or regulations), in the countries in which we operate could result in violations of contractual or regulatory obligations that may adversely affect our operating results, financial condition and ability to conduct our business. From time to time, we may receive inquiries or audit notices from governmental or regulatory bodies, or we may participate in voluntary disclosure programs, related to legal, regulatory or tax compliance matters, and these inquiries, notices or programs may result in significant financial cost (including investigation expenses, defense costs, assessments and penalties), reputational harm and other consequences that could materially and adversely affect our operating results and financial condition.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended March 31, 2013 (1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2013 to January 31, 2013	442,808	$49.79	7,957,033
February 1, 2013 to February 28, 2013	404,169	$55.82	7,552,864
March 1, 2013 to March 31, 2013	442,067	$53.69	7,110,797
Total	1,289,044	$53.02
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.46	Amended and Restated 1997 Employee Stock Purchase Plan (as amended February 7, 2013)*

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

*	Denotes a management contract, plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

April 25, 2013	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

April 25, 2013	/s/ MARK P. DENTINGER
(Date)	Mark P. Dentinger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 25, 2013	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.46	Amended and Restated 1997 Employee Stock Purchase Plan (as amended February 7, 2013)*

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

*	Denotes a management contract, plan or arrangement.