Form 10-K
period 2013-06-30
KLA TENCOR CORP
filed 2013-08-08
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number 000-09992
KLA-TENCOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2564110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Technology Drive, Milpitas, California	95035
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (408) 875-3000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Global Select Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as of December 31, 2012, was approximately $7.9 billion.
The registrant had 165,731,911 shares of common stock outstanding as of July 18, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on November 6, 2013 (“Proxy Statement”), and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended June 30, 2013, are incorporated by reference into Part III of this report.

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
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” in this Annual Report on Form 10-K, as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in the fiscal year ending June 30, 2014. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.

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
Within our primary area of focus, our comprehensive portfolio of defect inspection and metrology products, and related service, software and other offerings, helps integrated circuit (“IC” or “chip”) manufacturers manage yield throughout the entire semiconductor fabrication process—from research and development to final volume production. These products and solutions are designed to help customers accelerate their development and production ramp cycles, to achieve higher and more stable semiconductor die yields, and to improve overall profitability.
KLA-Tencor’s products and services are used by the vast majority of bare wafer, IC, lithography reticle (“reticle” or “mask”) and disk manufacturers around the world. These customers turn to us for inline wafer and IC defect monitoring, review and classification; reticle defect inspection and metrology; packaging and interconnect inspection; critical dimension (“CD”) metrology; pattern overlay metrology; film thickness, surface topography and composition measurements; measurement of in-chamber process conditions, wafer shape and stress metrology; computational lithography tools; and overall yield and fab-wide data management and analysis systems. Our advanced products, coupled with our unique yield management services, allow us to deliver the solutions our customers need to accelerate their yield learning rates and significantly reduce their risks and costs.
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
Industry
General Background
The semiconductor industry is KLA-Tencor’s core focus. The semiconductor fabrication process begins with a bare silicon wafer—a round disk that is typically 150 millimeters, 200 millimeters or 300 millimeters (usually referred to as “6 inch”, “8 inch” or “12 inch” wafers, respectively) in diameter, about as thick as a credit card and gray in color. The process of manufacturing wafers is in itself highly sophisticated, involving the creation of large ingots of silicon by pulling them out of a vat of molten silicon. The ingots are then sliced into wafers. Prime silicon wafers are then polished to a mirror finish. Other, more specialized wafers, such as epitaxial silicon (“epi”) and silicon-on-insulator (“SOI”), are also common in the semiconductor industry.

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
Current Trends
The rapid growth of consumer demand for mobile devices, including smartphones, tablets and portable PCs, is currently driving the electronics industry and, as a result, the semiconductor industry as well. Contained within each of these latest consumer devices are advanced semiconductors that are helping enable the features consumers want in device performance, such as battery management and speed, at a lower cost. Alongside this market growth, the industry continues to witness a high rate of change in technology, with the emergence of new techniques and architectures in production today, such as three-dimensional (“3-D”) transistors, advanced patterning lithography and semiconductors with critical dimensions at 28 nanometer and below. KLA-Tencor's inspection and measurement technologies play a key role in enabling the success of our customers' advanced semiconductor manufacturing processes.
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
The continuing evolution of semiconductor devices to smaller geometries and more complex multi-level circuitry has significantly increased the performance and cost requirements of the capital equipment used to manufacture these devices. Construction of an advanced wafer fabrication facility today can cost over $5 billion, substantially more than previous-generation facilities. In addition, chipmakers are demanding increased productivity and higher returns from their manufacturing equipment and are also seeking ways to extend the performance of their existing equipment.
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

KLA-Tencor systems not only analyze defectivity and metrology issues at critical points in the wafer, reticle and IC manufacturing processes, but also provide information to our customers so that they can identify and address the underlying process problems. The ability to locate the source of defects and resolve the underlying process issues enables our customers to improve control over their manufacturing processes. This helps them increase their yield of high-performance parts and deliver their products to market faster—thus maximizing their profit. With our broad portfolio of application-focused technologies and our dedicated yield technology expertise, we are in position to be a key supplier of comprehensive yield management solutions for customers’ next-generation products, helping our customers respond to the challenges posed by shrinking device sizes, the transition to new production materials, new device and circuit architecture, more demanding lithography processes, the transition from 300 millimeter to 450 millimeter wafers, and new back-end packaging techniques.
Products
KLA-Tencor is engaged primarily in the design, manufacture and marketing of process control and yield management solutions for the semiconductor and related nanoelectronics industries and provide a comprehensive portfolio of defect inspection and metrology products, and related service, software and other offerings.
KLA-Tencor’s defect inspection and metrology products and related offerings can be broadly categorized into the following groups: Chip Manufacturing, Wafer Manufacturing, Reticle Manufacturing, Complementary Metal-Oxide-Semiconductor (“CMOS”) Image Sensor Manufacturing, LED Manufacturing, Data Storage Media/Head Manufacturing, Microelectromechanical Systems (“MEMS”) Manufacturing, and General Purpose/Lab Applications. We also provide refurbished KLA-Tencor tools as part of our K-T CertifiedTM program for customers manufacturing larger design-rule devices, as well as comprehensive service and support for our products. The more significant of these products are included in the product table at the end of this “Products” section. Every year, we introduce a number of new products; some of the new products we introduced in the fiscal year ended June 30, 2013 are described below.
Chip Manufacturing
KLA-Tencor’s comprehensive portfolio of defect inspection and metrology products, and related service, software and other offerings, helps chip manufacturers manage yield throughout the entire semiconductor fabrication process—from research and development to final volume production. These products and solutions are designed to help customers accelerate their development and production ramp cycles, to achieve higher and more stable semiconductor die yields, and to improve overall profitability.
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
During the fiscal year ended June 30, 2013, we launched several front-end defect inspection products that help accelerate yield for next-generation design node devices:
Patterned Wafer Inspection

•
NanoPointTM for the 2900 Series broadband optical wafer defect inspectors is a family of technologies that enables the rapid discovery and high sensitivity monitoring of yield-critical defects by leveraging critical patterns on the system. NanoPoint can indicate the need for mask re-design within hours, potentially accelerating the identification and resolution of design issues from months to days.

•
The eS805TM Series electron-beam wafer defect inspection systems capture physical and electrical defects on a broad range of materials, layers and structures and feature a new image computer, new auto-focus subsystem and higher beam current densities.

Macro Inspection

•
The BDR300TM, a module for the CIRCLTM cluster tool, inspects and reviews the back side of the wafer for defects, which can agglomerate and cause patterning problems on the wafer's front side, and prevents chuck contamination before the wafer enters the litho track.

Unpatterned Wafer/Surface Inspection

•
The Surfscan® SP3 450 is our first unpatterned wafer inspection system capable of inspecting 450mm wafers. This system is designed to provide defect detection and surface quality characterization capabilities, enabling quality control for the 450mm substrate manufacturing process and development for manufacturers of 450mm process equipment.

Reticle Inspection

•	The X5.2TM is a reticle defect and pattern degradation inspection system for IC fabs supporting 28nm and beyond design nodes, with extendibility to non-critical masks for the 20nm node.

•	The TeronTM 611 includes a new laser and optical sub-components which improve the defect signal-to-noise ratio for mask inspection in IC fabs for the 20nm node and beyond.
The products that we launched during the fiscal year ended June 30, 2013 further strengthened our broad range of offerings that support the front-end defect inspection market. In the field of patterned wafer inspection, we offer our 2900 Series, 2830 Series, 2820 Series and 2810 Series systems (for broadband optical defect inspection); our PumaTM 9650 Series, Puma 9500 Series and Puma 9100 Series systems (for narrowband optical defect inspection); and our eS805 Series and eS800 Series systems (for electron-beam defect inspection). In the field of unpatterned wafer and surface inspection, we offer the Surfscan SP3 Series and the Surfscan SP2 Series (wafer defect inspection systems for process tool qualification and monitoring using blanket films and bare wafers); and the SURFmonitorTM (integrated on the Surfscan SP3 Series and an optional module for the Surfscan SP2 Series), which enables surface quality measurements and capture of low-contrast defects. For reticle inspection, we offer our X5.2 and Teron 611 products, which are photomask inspection systems that allow IC fabs to qualify incoming reticles and inspect production reticles for contaminants and other process-related changes. In addition, we offer a number of other products for the front-end defect inspection market, as reflected in the product table at the conclusion of this “Products” section.
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
Defect Review
KLA-Tencor’s defect review systems capture high resolution images of the defects detected by inspection tools. These images enable defect classification, helping chipmakers to identify and resolve yield issues. KLA-Tencor’s suite of defect inspectors, defect review and classification tools and data management systems form a broad solution for finding, identifying and tracking yield-critical defects and process issues. The eDRTM-7000 is an electron-beam wafer defect review and classification system that utilizes a third-generation immersion column and an advanced stage to quickly and accurately re-locate, image and classify yield-critical defects.
Metrology
KLA-Tencor’s array of metrology solutions addresses IC, substrate and medical device manufacturing, as well as scientific research and other applications. Precise metrology and control of pattern dimensions, film thicknesses, layer-to-layer alignment, pattern placement, surface topography and electro-optical properties are important in many industries as critical dimensions narrow, film thicknesses shrink to countable numbers of atomic layers and devices become more complex.

During the fiscal year ended June 30, 2013, we launched several metrology products that help accelerate yield for next-generation design node devices:
Overlay Metrology

•
The ArcherTM 500 is an overlay metrology system for the development and high volume manufacturing of advanced patterning processes. The Archer 500 tool includes new illumination options that enable overlay measurements on a wide range of lithography layers and a new multi-layer target that provides comprehensive feedback on layer-to-layer and within-layer overlay error for complex patterning technologies.

Optical CD and Shape Metrology

•
The SpectraShapeTM 9000 utilizes an array of optical technologies and a new high intensity light source to characterize and monitor the critical dimension (CD) and shapes of 3-D transistors, memory cells and other complex features used in high-performance IC devices.

The products that we launched during the fiscal year ended June 30, 2013 strengthened our broad range of offerings that support the metrology market. The Archer Series of overlay metrology tools enable characterization of overlay error on lithography process layers for advanced patterning technologies. The SpectraShape family of optical CD and shape metrology systems fully characterize and monitor the critical dimensions and 3-D shapes of geometrically complex features incorporated by some IC manufacturers in their latest generation devices. Finally, the AlerisTM family of film metrology tools provides reliable and precise measurement of film thickness, refractive index, stress and composition for a broad range of film layers. In addition, we offer a number of other products for the metrology market, as reflected in the product table at the conclusion of this “Products” section.
In-Situ Process Monitoring
KLA-Tencor’s SensArray® SensorWafers are a portfolio of advanced wireless temperature monitoring wafers that capture the effect of the process environment on production wafers. These SensorWafers provide unique insight into thermal uniformity and profile temperature under real production conditions. SensArray products are used in many semiconductor and flat panel display fabrication processes, including lithography, etch and deposition.
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
During the fiscal year ended June 30, 2013, we introduced PROLITH X4.1 and PROLITH X4.2, which enable large-scale lithography simulations to troubleshoot challenging issues in extreme ultra-violet (“EUV”), multi-patterning and other advanced optical lithography technologies.
Wafer Manufacturing
KLA-Tencor’s portfolio of products focused on the demands of wafer manufacturers includes inspection, metrology and data management systems. Specialized inspection tools assess surface quality and detect, count and bin defects during the wafer manufacturing process and as a critical part of outgoing inspection. Wafer geometry tools ensure that the wafer is extremely flat and uniform in thickness, with precisely controlled surface topography. Specifications for wafer defectivity, geometry and surface quality are tightening as the dimensions of transistors become so small that the geometry of the substrate can substantially affect transistor performance.
Our wafer inspection portfolio is anchored by the Surfscan SP3 Series and includes the Surfscan SP3 450 launched in July 2012 to support early 450mm development activity at substrate and process tool manufacturers. The Surfscan SP3 Series and the Surfscan SP2 Series are defect inspection systems designed to enable development and production monitoring of polished wafers, epi wafers and engineered substrates. The SURFmonitor module characterizes wafer surface quality and captures the low-contrast defects. The WaferSightTM platform offers bare wafer geometry and nanotopography metrology capabilities. Other products that we offer for the wafer manufacturing market are highlighted in the product table at the conclusion of this “Products” section.

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
Our reticle inspection portfolio includes the Teron 600 Series for development and manufacturing of advanced optical and EUV masks, the TeraScanTM 500XR system for mask shop production of reticles for the 32nm node and above and our X5.2 and Teron 611 products for reticle defect monitoring capability for IC fabs. These products include the capability for mapping critical dimension uniformity across the reticle. In April 2013, we introduced the Teron 630, which incorporates advanced imaging modes, third-generation database modeling and new detectors to enable defect inspection of optical and EUV reticles during both development phase and production at mask shops. In addition, we offer the LMS IPRO line of reticle metrology systems for measuring pattern placement error. If the pattern on the reticle is displaced from its intended location, overlay error can result on the wafer, which can lead to electrical continuity issues affecting yield, performance or reliability of the IC device.
CMOS Image Sensor Manufacturing
Image sensors are devices that convert light into electrical signal, primarily for use in cameras. As yield-limiting defects can occur at any step in the assembly process, inspecting the filter or micro-lens layers can help reduce materials waste and cycle time.
CMOS image sensor manufacturing is supported by our 8900 defect inspection system. The 8900 is designed to enable capture of a wide variety of defect types, with adjustable sensitivity and throughput settings for cost-effective defect management from initial product development through volume production of color filter arrays.
LED and Compound Semiconductor Manufacturing
LEDs are becoming more commonly used in solid-state lighting, television and notebook backlighting, and automotive applications. As LED device makers target aggressive cost and performance targets, they place significant emphasis on improved process control and yield during the manufacturing process.
KLA-Tencor offers a portfolio of three systems to help LED manufacturers reduce production costs and increase product output: Candela® 8620, Klarity® LED and ICOS WI-2280. The Candela 8620 substrate and epi wafer inspection system provides automated inspection and quality control of LED substrates, detecting defects that can impact device performance, yield and field reliability. Klarity LED is an automated defect data management and analysis system for LED yield enhancement. The ICOS WI-2280 system is a patterned wafer inspection tool that is designed specifically for defect inspection and two-dimensional metrology for LED applications.
The primary products for compound semiconductor manufacturing include Candela CS20 and the P-Series Stylus Profiler, used for the inspection of substrates, epi-layers and process films.
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
MEMS Manufacturing
The increasing demand for MEMS technology is coming from diverse industries such as automotive, space and consumer electronics. MEMS have the potential to revolutionize nearly every product category by bringing together silicon-based microelectronics with micromachining technology, making possible the realization of complete systems-on-a-chip. KLA-Tencor offers tools and techniques for this emerging market, such as defect inspection and review, optical inspection and surface profiling, which were first developed for the integrated circuit industry.

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

Product Table
The following table presents a representative list of the products that we offered during the course of the fiscal year ended June 30, 2013:

MARKETS	APPLICATIONS	PRODUCTS
Chip Manufacturing
Front-End Defect Inspection	Patterned Wafer	2900 Series, 2830 Series, 2820 Series, 2810 Series PumaTM 9650, Puma 9500 Series, Puma 9100 Series eS805TM Series, eS800 Series
	Macro and Edge	CIRCLTM with LDS 3400, CV310i, BDR300TM and INS modules VisEdge® product family LDS Series 8900
	Unpatterned Wafer/Surface	Surfscan® SP3 Series, Surfscan SP2 Series SURFmonitorTM
	Reticle	X5.2TM TeronTM 600 Series
	Data Management	Klarity® product family
Back-End Defect Inspection	Component Inspection	ICOS® CI product family
Defect Review	Electron-beam	eDRTM-7000 Series
Metrology	Overlay	ArcherTM Series
	Optical CD and Shape	SpectraCDTM Series SpectraShapeTM product family
	Film Thickness/Index	AlerisTM product family SpectraFxTM Series
	Wafer Geometry and Topography	WaferSightTM Series SURFmonitor
	Ion Implant and Anneal	Therma-Probe®
	Surface Metrology	HRP® -350 P-Series product family
	Resistivity	RS product family
	Data Management	K-T Analyzer®
In-Situ Process Monitoring	Lithography	SensArray® product family
	Plasma Etch	SensArray product family
	Implant and Wet	SensArray PlasmaSuite
Lithography Modeling	Virtual Lithography Software	PROLITHTM and related product families

MARKETS AND APPLICATIONS	PRODUCTS
Wafer Manufacturing
Surface and Defect Inspection	Surfscan SP3 Series, Surfscan SP2 Series SURFmonitor
Wafer Geometry and Nanotopography Metrology	WaferSight Series SURFmonitor
Data Management	FabVisionTM
Reticle Manufacturing
Defect Inspection	TeraScanTMXR Teron 600 Series X5.2
Pattern Placement Metrology	LMS IPRO Series
CMOS Image Sensors Manufacturing
Defect Inspection	8900
LED and Compound Semiconductor Manufacturing
Patterned Wafer Inspection	ICOS WI product family
Defect Inspection (substrates and epi wafers)	Candela® product family, P-Series product family
Surface Metrology	P-Series product family
Data Management	Klarity LED
Data Storage Media/Head Manufacturing
Thin-Film Head Metrology and Inspection	Puma 91xx Series Aleris product family HRP -250 SpectraCD 200 Archer Series K-T Analyzer P-Series product family
Virtual Lithography	PROLITH
In-Situ Process Monitoring	SensArray product family
Transparent and Metal Substrate Inspection	Candela product family
Yield Management	Klarity Defect
MEMS Manufacturing
Surface Metrology: Stylus Profiling	P-Series product family
Sealing Inspection	IRIS
Defect Review	IRIS
General Purpose/Lab Applications
Surface Metrology: Stylus Profiling	P-Series product family Alpha-Step® product family
Surface Metrology: Optical Profiling	MicroXAM Series
Process Chamber Conditions	SensArray product family

Customers
To support our growing global customer base, we maintain a significant presence throughout Asia, the United States and Europe, staffed with local sales and applications engineers, customer and field service engineers and yield management consultants. We count among our largest customers the leading semiconductor manufacturers in each of these regions.
For the fiscal years ended June 30, 2013, 2012 and 2011, the following customers each accounted for more than 10% of total revenues:

Year ended June 30,
2013	2012	2011
Intel Corporation	Samsung Electronics Co., Ltd.	Intel Corporation
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited	Samsung Electronics Co., Ltd.
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
As of June 30, 2013, we employed approximately 2,310 sales and related personnel, service engineers and applications engineers. In addition to sales and service offices in the United States, we conduct sales, marketing and services out of wholly-owned subsidiaries or branches in other countries, including Belgium, China, France, Germany, Hong Kong, India, Israel, Italy, Japan, Singapore, South Korea, Taiwan and the United Kingdom. International revenues accounted for approximately 70%, 79% and 81% of our total revenues in the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Additional information regarding our revenues from foreign operations for our last three fiscal years can be found in Note 16, “Segment Reporting and Geographic Information” to the Consolidated Financial Statements.
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

International sales and operations may be adversely affected by the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations. In addition, international sales may be adversely affected by the economic conditions in each country and by fluctuations in currency exchange rates, which fluctuations may negatively impact our ability to compete on price with local providers or the value of revenues we generate from our international business. Although we attempt to manage some of the currency risk inherent in non-U.S. dollar product sales through hedging activities, there can be no assurance that such efforts will be adequate. These factors, as well as any of the other risk factors related to our international business and operations that are described in Item 1A, “Risk Factors,” could have a material adverse effect on our future business and financial results.
Backlog
Our shipment backlog for systems and associated warranty totaled $817 million and $947 million as of June 30, 2013 and 2012, respectively, and primarily consists of sales orders where written customer requests have been received and the delivery is anticipated within the next 12 months. Orders for service contracts and unreleased products are excluded from shipment backlog. All orders are subject to cancellation or delay by the customer, often with limited or no penalties. We make adjustments for shipment backlog obtained from acquired companies, sales order cancellations, customer delivery date changes and currency adjustments. Shipment backlog is not subject to normal accounting controls for information that is either reported in or derived from our basic financial statements. In addition, the concept of shipment backlog is not defined in the accounting literature, making comparisons between periods and with other companies difficult and potentially misleading.
Our revenue backlog, which includes sales orders where physical deliveries have been completed, but for which revenue has not been recognized pursuant to our policy for revenue recognition, totaled $271 million and $286 million as of June 30, 2013 and 2012, respectively. Orders for service contracts are excluded from revenue backlog.
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
Research and Development
The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation. These technical innovations are inherently complex and require long development cycles and appropriate professional staffing. We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our human and financial resources to research and development programs and seek to maintain close relationships with customers to remain responsive to their needs. In addition, we may enter into certain strategic development and engineering programs whereby certain government agencies or other third parties fund a portion of our research and development costs. As of June 30, 2013, we employed approximately 1,395 research and development personnel.
Our key research and development activities during the fiscal year ended June 30, 2013 involved the development of process control and yield management equipment aimed at addressing the challenges posed by shrinking device sizes, the transition to new production materials, new device and circuit architecture, more demanding lithography processes, the transition from 300 millimeter to 450 millimeter wafers, and new back-end packaging techniques. For information regarding our research and development expenses during the last three fiscal years, including costs offset by our strategic development and engineering programs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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
Manufacturing, Raw Materials and Supplies
We perform system design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities take place in the United States (Milpitas, California), Singapore, Israel, Belgium, Germany and China. As of June 30, 2013, we employed approximately 980 manufacturing personnel.
Some critical parts, components and subassemblies (collectively, “parts”) that we use are designed by us and manufactured by suppliers in accordance with our specifications, while other parts are standard commercial products. We use numerous vendors to supply parts and raw materials for the manufacture and support of our products. Although we make reasonable efforts to ensure that these parts and raw materials are available from multiple suppliers, this is not always possible, and certain parts and raw materials included in our systems may be obtained only from a single supplier or a limited group of suppliers. Through our business interruption planning, we endeavor to minimize the risk of production interruption by, among other things, monitoring the financial condition of suppliers of key parts and raw materials, identifying (but not necessarily qualifying) possible alternative suppliers of such parts and materials, and ensuring adequate inventories of key parts and raw materials are available to maintain manufacturing schedules.
Although we seek to reduce our dependence on sole and limited source suppliers, in some cases the partial or complete loss of certain of these sources, or disruptions within our suppliers' often-complex supply chains, could disrupt scheduled deliveries to customers, damage customer relationships and have a material adverse effect on our results of operations.
Competition
The worldwide market for process control and yield management systems is highly competitive. In each of our product markets, we face competition from established and potential competitors, some of which may have greater financial, research, engineering, manufacturing and marketing resources than we have, such as Applied Materials, Inc., ASML Holding N.V. and Hitachi High-Technologies Corporation. We may also face future competition from new market entrants from other overseas and domestic sources. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. We believe that, to remain competitive, we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development.
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
Employees
As of June 30, 2013, we employed approximately 5,820 people. None of our employees are represented by a labor union; however, our employees in the German operations of our MIE business unit are represented by an employee work council. We have not experienced work stoppages and believe that our employee relations are good.
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

excursion	For a manufacturing step or process, a deviation from normal operating conditions that can lead to decreased performance or yield of the final product.

fab	The main manufacturing facility for processing semiconductor wafers.

front-end	The processes that make up the first half of the semiconductor manufacturing process, from wafer start through final contact window processing.

in-situ	Refers to processing steps or tests that are done without moving the wafer. Latin for “in original position.”

interconnect	A highly conductive material, usually copper or aluminum, that carries electrical signals to different parts of a die.

lithography	A process in which a masked pattern is projected onto a photosensitive coating that covers a substrate.

mask shop	A manufacturer that produces the reticles used by semiconductor manufacturers.

metrology	The science of measurement to determine dimensions, quantity or capacity. In the semiconductor industry, typical measurements include critical dimension, overlay and film thickness.

microelectromechanical systems (MEMS)	Micron-sized mechanical devices powered by electricity, created using processes similar to those used to manufacture IC devices.

micron	A metric unit of linear measure that equals 1/1,000,000 meter (10-6m), or 10,000 angstroms (the diameter of a human hair is approximately 75 microns).

nanometer (nm)	One billionth (10-9) of a meter.

narrowband	An illumination source with a narrow spectral bandwidth, such as a laser.

patterned	For semiconductor manufacturing and industries using similar processing technologies, refers to substrates that have electronic circuits (transistors, interconnects, etc.) fabricated on the surface.

photoresist	A radiation-sensitive material that, when properly applied to a variety of substrates and then properly exposed and developed, masks portions of the substrate with a high degree of integrity.

process control	The ability to maintain specifications of product and equipment during manufacturing operations.

reticle	A very flat glass plate that contains the patterns to be reproduced on a wafer.

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

•
In recent years, our customer base has become increasingly concentrated due to corporate consolidation, acquisitions and business closures. As a result of this consolidation, the customers that survive the consolidation represent a greater portion of our sales. Those surviving customers may have more aggressive policies regarding engaging alternative, second-source suppliers for the products we serve and, in addition, may seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. Any of these changes could negatively impact our prices, customer orders, revenues and gross margins.

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
As of June 30, 2013, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
During the fiscal year ended June 30, 2009, we recorded material restructuring charges of $38.7 million related to our global workforce reduction, large excess inventory write-offs of $85.6 million, and material impairment charges of $446.7 million related to our goodwill and purchased intangible assets. If we again encounter challenging economic conditions once again, we may implement additional cost reduction actions, discontinue certain business operations or make other organizational changes, which would require us to take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write-off additional inventory if our product build plans or usage of service inventory decline. Also, as our lead times from suppliers increase (due to the increasing complexity of the parts and components they provide) and the lead times demanded by our customers decrease (due to the time pressures they face when introducing new products or technology or bringing new facilities into production), we may be compelled to increase our commitments, and therefore our risk exposure, to inventory purchases to meet our customers' demands in a timely manner, and that inventory may need to be written-off if demand for the underlying product declines for any reason. Such additional write-offs could constitute material charges.
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

•
fluctuations in interest and currency exchange rates. Fluctuations in currency exchange rates may adversely impact our ability to compete on price with local providers or the value of revenues we generate from our international business. Although we attempt to manage near-term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate;

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
In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. Some of these metals are commonly used in electronic equipment and devices, including our products. These new requirements require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. We have an extremely complex supply chain, with numerous suppliers (many of whom are not obligated by the new law to investigate their own supply chains) for the components and parts used in each of our products. As a result, we may incur significant costs to comply with the diligence and disclosure requirements, including costs related to determining the source of any of the relevant metals used in our products. In addition, because our supply chain is so complex, we may not be able to sufficiently verify the origin of all the relevant metals used in our products through the due diligence procedures that we implement, which may harm our business reputation. Though we do not anticipate that our customers will need to know our conflict mineral status to satisfy their own SEC reporting obligations (if any), we may also face difficulties in satisfying customers if they nonetheless require that we prove or certify that our products are “conflict free.” Key components and parts that can be shown to be “conflict free” may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier. Any of these outcomes could adversely impact our business, financial condition or operating results.

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
We have significant manufacturing operations in the United States, Singapore, Israel, Belgium, Germany and China. In addition, our business is international in nature, with our sales, service and administrative personnel and our customers located in numerous countries throughout the world. Operations at our manufacturing facilities and our assembly subcontractors, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, health epidemics, fire, earthquake, volcanic eruptions, energy shortages, flooding or other natural disasters. Such disruption could cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, or the installation and acceptance of our products at customer sites. We cannot ensure that alternate means of conducting our operations (whether through alternate production capacity or service providers or otherwise) would be available if a major disruption were to occur or that, if such alternate means were available, they could be obtained on favorable terms.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our principal properties as of June 30, 2013 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Milpitas, CA	Office, plant and warehouse	Principal Executive Offices, Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	727,302	Owned

Westwood, MA(1)	Office and plant	Engineering, Marketing, Manufacturing and Service	116,908	Leased

Leuven, Belgium(1)	Office, plant and warehouse	Research, Engineering, Marketing, Manufacturing and Service and Sales Administration	99,315	Owned

Shenzhen, China	Office and plant	Sales, Service and Manufacturing	33,571	Leased

Weilburg, Germany	Office and plant	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	138,119	Leased

Chennai, India	Office	Engineering	33,366	Owned

Migdal Ha’Emek, Israel	Office and plant	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	191,982	Owned

Yokohama, Japan	Office and warehouse	Sales and Service	37,418	Leased

Serangoon, Singapore(2)	Office and plant	Sales, Service and Manufacturing	188,695	Owned

Hsinchu, Taiwan	Office	Sales and Service	73,676	Leased
 __________________

(1)	Portions of this property are sublet, are vacant and marketed to sublease, or are leased to third parties.

(2)	We own the building at our location in Serangoon, Singapore, but the land on which this building resides is leased.
As of June 30, 2013, we owned or leased a total of approximately 2.0 million square feet of space worldwide, including the locations listed above and office space for smaller sales and service offices in several locations throughout the world. Our operating leases expire at various times through December 31, 2021, subject to renewal, with some of the leases containing renewal option clauses at the fair market value, for additional periods up to five years. Additional information regarding these leases is incorporated herein by reference from Note 12, “Commitments and Contingencies” to the Consolidated Financial Statements. We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs.

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
The prices per share reflected in the following table represent the high and low closing prices for our common stock on the NASDAQ Global Select Market for the periods indicated:

	Year ended June 30, 2013		Year ended June 30, 2012
	High	Low	High	Low
First Fiscal Quarter	$53.59	$45.49	$44.11	$33.67
Second Fiscal Quarter	$48.90	$43.97	$49.15	$37.23
Third Fiscal Quarter	$57.02	$47.37	$54.44	$46.91
Fourth Fiscal Quarter	$56.98	$51.30	$55.11	$44.56
We paid dividends to holders of our common stock during each of the quarters in the fiscal years ended June 30, 2013 and 2012. The total amount of dividends paid during the fiscal years ended June 30, 2013 and 2012 was $265.9 million and $233.6 million, respectively, reflecting an increase during the fiscal year ended June 30, 2013 to the level of our quarterly dividend from $0.35 to $0.40 per share. On July 9, 2013, we announced that our Board of Directors had authorized a further increase in the level of our quarterly dividend from $0.40 to $0.45 per share. Following such announcement, during the first quarter of the fiscal year ending June 30, 2014, our Board of Directors approved a quarterly cash dividend of $0.45 per share, which was declared on August 6, 2013 and will be paid on September 3, 2013 to our stockholders of record on August 16, 2013.
As of July 18, 2013, there were 504 holders of record of our common stock.
Equity Repurchase Plans
The following is a summary of stock repurchases for each month during the fourth quarter of the fiscal year ended June 30, 2013(1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2013 to April 30, 2013	494,567	$52.88	6,616,230
May 1, 2013 to May 31, 2013	408,900	$54.45	6,207,330
June 1, 2013 to June 30, 2013	355,600	$55.95	5,851,730
Total	1,259,067	$54.26
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

Stock Performance Graph and Cumulative Total Return
The following graph compares the cumulative 5-year total return attained by stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index (as required by SEC regulations) and the Philadelphia Semiconductor Index (PHLX). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2008 to June 30, 2013.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	6/08	6/09	6/10	6/11	6/12	6/13
KLA-Tencor Corporation	100.00	63.79	71.79	106.96	134.25	156.70
S&P 500	100.00	73.79	84.43	110.35	116.36	140.32
PHLX Semiconductor	100.00	76.44	93.70	116.51	120.24	140.99
__________________
 * Assumes $100 invested on June 30, 2008 in stock or index, including reinvestment of dividends.
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

	Year ended June 30,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Consolidated Statements of Operations:
Total revenues	$2,842,781	$3,171,944	$3,175,167	$1,820,760	$1,520,216
Income (loss) from operations	$729,685	$1,016,325	$1,160,330	$314,166	$(577,941)
Net income (loss)	$543,149	$756,015	$794,488	$212,300	$(523,368)
Cash dividends declared per share	$1.60	$1.40	$1.00	$0.60	$0.60
Net income (loss) per share:
Basic	$3.27	$4.53	$4.75	$1.24	$(3.07)
Diluted	$3.21	$4.44	$4.66	$1.23	$(3.07)

	As of June 30,
	2013	2012	2011	2010	2009
Consolidated Balance Sheets:
Cash, cash equivalents and marketable securities	$2,918,881	$2,534,444	$2,038,535	$1,534,044	$1,329,884
Working capital	$3,489,971	$3,301,136	$2,797,149	$2,063,678	$1,851,635
Total assets	$5,287,357	$5,100,308	$4,675,521	$3,907,056	$3,609,538
Long-term debt	$747,376	$746,833	$746,290	$745,747	$745,204
Total stockholders’ equity	$3,482,152	$3,315,595	$2,860,893	$2,246,611	$2,184,392

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. We derive revenue from three sources—sales of systems, spare parts and services. In general, we recognize revenue for systems when the system has been installed, is operating according to predetermined specifications and is accepted by the customer. When a customer delays installation for delivered products for which we have demonstrated a history of successful installation and acceptance, we recognize revenue upon customer acceptance. Under certain circumstances, however, we recognize revenue upon shipment, prior to acceptance from the customer, as follows:

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

•
When the customer withholds acceptance due to issues unrelated to product performance, in which case revenue is recognized when the system is performing as intended and meets predetermined specifications.

In circumstances in which we recognize revenue prior to installation, the portion of revenue associated with installation is deferred based on estimated fair value, and that revenue is recognized upon completion of the installation.
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

We sell stand-alone software that is subject to the software revenue recognition guidance. We periodically review selling prices to determine whether vendor-specific objective evidence (“VSOE”) exists, and in some situations where we are unable to establish VSOE for undelivered elements, such as post-contract service, revenue is recognized ratably over the term of the service contract.
We also defer the fair value of non-standard warranty bundled with equipment sales as unearned revenue. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for 12 months. Non-standard warranty is recognized ratably as revenue when the applicable warranty term period commences.
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
Stock-Based Compensation. We account for stock-based awards granted to employees for services based on the fair value of those awards. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes valuation model for stock options and for purchase rights under our Employee Stock Purchase Plan and using the closing price of our common stock on the grant date for restricted stock units, adjusted to exclude the present value of dividends which are not accrued on the restricted stock units. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. The expected stock price volatility assumption is based on the market-based implied volatility from traded options of our common stock.
Accounting for Cash-Based Long-Term Incentive Compensation. Cash-based long-term incentive (“Cash LTI”) awards issued to employees under our Cash LTI program vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. Compensation expense related to the Cash LTI awards is recognized over the vesting term, which is adjusted for the impact of estimated forfeitures.

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
Goodwill and Intangible Assets. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See Note 5, “Goodwill and Purchased Intangible Assets” to the Consolidated Financial Statements for a detailed description. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2012 during the three months ended December 31, 2012 and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the three months ended December 31, 2012. The next annual evaluation of the goodwill by reporting unit will be performed in the three months ending December 31, 2013.
If we were to encounter challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions, we may be required to perform the two-step quantitative goodwill impairment analysis. In addition, if such conditions have the effect of changing one of the critical assumptions or estimates we use to calculate the value of our goodwill or intangible assets, we may be required to record goodwill and/or intangible asset impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material to our results of operations.
Income Taxes. We account for income taxes in accordance with the authoritative guidance, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that a valuation allowance is necessary against a portion of the deferred tax assets, but we anticipate that our future taxable income will be sufficient to recover the remainder of our deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we could be required to record an additional valuation allowance against our deferred tax assets. This would result in an increase to our tax provision in the period in which we determine that the recovery is not probable.
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

Valuation of Marketable Securities. Our investments in available-for-sale securities are reported at fair value. Unrealized gains related to increases in the fair value of investments and unrealized losses related to decreases in the fair value are included in accumulated other comprehensive income (loss), net of tax, as reported on our Consolidated Statements of Stockholders’ Equity. However, changes in the fair value of investments impact our net income only when such investments are sold or impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis. We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require us to record an impairment charge in the period during which any such determination is made. In making this judgment, we evaluate, among other things, the duration of the investment, the extent to which the fair value of an investment is less than its cost, the credit rating and any changes in credit rating for the investment, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.
Effects of Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update requiring an increase in the prominence of items reported in other comprehensive income. The amendment eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and required that total comprehensive income, the components of net income, and the components of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment became effective for our interim period ended September 30, 2012. In February 2013, the FASB issued an accounting standard update on the reporting of reclassifications out of accumulated other comprehensive income of various components, which was originally deferred by the FASB in December 2011. The February 2013 update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this update requires an entity to present parenthetically (on the face of the financial statements, in the notes or, in some cases, cross-referenced to related footnote disclosures) significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amendment reflected in the February 2013 update becomes effective prospectively in the first quarter of the Company's fiscal year ending June 30, 2014. Early adoption is permitted. The amendment reflected in the February 2013 update will not have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.
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
In September 2011, the FASB issued an accounting standard update intended to simplify testing goodwill for impairment. The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment, by its terms, became effective for annual and interim goodwill impairment tests performed for our fiscal year ended June 30, 2013, and early adoption was permitted. We elected to early adopt this accounting guidance at the beginning of the three months ended December 31, 2011 (see Note 5, “Goodwill and Purchased Intangible Assets,” to the Condensed Consolidated Financial Statements for a detailed description).
EXECUTIVE SUMMARY
KLA-Tencor Corporation is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Our broad portfolio of defect inspection and metrology products, and related service, software and other offerings, primarily supports integrated circuit (“IC” or “chip”) manufacturers throughout the entire semiconductor fabrication process, from research and development to final volume production. We provide leading-edge equipment, software and support that enable IC manufacturers to identify, resolve and manage significant advanced technology manufacturing process challenges and obtain higher finished product yields at lower overall cost. In addition to serving the semiconductor industry, we also provide a range of technology solutions to a number of other high technology industries, including the light emitting diode (“LED”) and data storage industries, as well as general materials research.

Our products and services are used by the vast majority of bare wafer, IC, lithography reticle (“reticle” or “mask”) and disk manufacturers around the world. Our products, services and expertise are used by our customers to measure and control nanometric-level manufacturing processes, and to detect, analyze and resolve critical product defects that arise in that environment. Our revenues are driven largely by our customers' spending on capital equipment and related maintenance services necessary to support key transitions in their underlying product technologies, or to increase their production volumes in response to market demand. Our semiconductor customers generally operate in one or more of the three major semiconductor markets -- memory, foundry and logic. All three of these markets are characterized by rapid technological changes and sudden shifts in end-user demand, which influence the level and pattern of our customers' spending on our products and services. Although capital spending in all three semiconductor markets has historically been very cyclical, the demand for more advanced and lower cost chips used in a growing number of consumer electronics, communications, data processing, and industrial and automotive products has resulted over the long term in a favorable demand environment for our process control and yield management solutions.
As a supplier to the global semiconductor and semiconductor-related industries, we are subject to the cyclical capital spending that characterizes these industries. The timing, length, intensity and volatility of the capacity-oriented capital spending cycles of our customers are unpredictable. In addition, our customer base continues to become more highly concentrated over time, thereby increasing the potential impact of a sudden change in capital spending by a major customer on our revenues and profitability. As our customer base becomes increasingly more concentrated, large orders from a relatively limited number of customers account for a substantial portion of our sales, which potentially exposes us to more volatility for revenues and earnings.
However, in addition to these trends of cyclicality and consolidation, the semiconductor industry has also been significantly impacted by constant technological innovation. The growing use of increasingly sophisticated semiconductor devices has caused many of our customers to invest in additional semiconductor manufacturing capabilities and capacity. These investments have included process control and yield management equipment and services and have had a significant favorable impact on our revenues over the long term.
Over the past three years, we experienced high levels of customer demand for our products, driven by the strong growth in increasingly sophisticated mobile devices incorporating advanced ICs. Our revenue levels in the next fiscal year will depend upon whether our customers maintain these levels of investment in process control equipment. Our earnings for the next fiscal year will depend not only on our revenue levels, but also on the amount of research and development spending required to meet our customers' technology roadmaps. We cannot predict the duration and sustainability of the recent favorable business conditions. We have continued to scale our production volumes and capacity to meet customer requirements and remain at risk of incurring significant inventory-related and other restructuring charges, if business conditions deteriorate. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications, as well as to reduce cost. We expect that this in turn will drive long-term increased adoption of process control equipment and services that reduce semiconductor defectivity and improve manufacturing yields, reinforcing the longer-term growth drivers in our industry.
The following table sets forth some of our key consolidated financial information for each of our last three fiscal years:

	Year ended June 30,
(Dollar amounts in thousands)	2013	2012	2011
Total revenues	$2,842,781	$3,171,944	$3,175,167
Costs of revenues	$1,237,452	$1,330,016	$1,259,243
Gross margin percentage	56%	58%	60%
Net income	$543,149	$756,015	$794,488
Diluted income per share	$3.21	$4.44	$4.66
Revenue decreases from sales of both our defect inspection and metrology products for the fiscal year ended June 30, 2013 reflected typical cyclicality in capacity-oriented capital spending by logic and memory chip manufacturers, as well as delays in the procurement of next-generation equipment required to facilitate the transition to extreme ultraviolet lithography.
The results for the fiscal years ended June 30, 2012 and June 30, 2011 reflected the favorable conditions that we encountered as our customers, particularly the foundries, invested heavily in process control equipment to meet the strong demand driven by the mobile device markets and continued economic growth in Asia.

Revenues and Gross Margin

	Year ended June 30,
(Dollar amounts in thousands)	2013	2012	2011	FY13 vs. FY12		FY12 vs. FY11
Revenues:
Product	$2,247,147	$2,597,755	$2,613,438	$(350,608)	(13)%	$(15,683)	(1)%
Service	595,634	574,189	561,729	21,445	4%	12,460	2%
Total revenues	$2,842,781	$3,171,944	$3,175,167	$(329,163)		$(3,223)
Costs of revenues	$1,237,452	$1,330,016	$1,259,243	$(92,564)	(7)%	$70,773	6%
Gross margin percentage	56%	58%	60%	(2)%		(2)%
Product revenues
Our business is cyclical with respect to the capital equipment procurement practices of semiconductor manufacturers, with revenues impacted by the investment patterns of such manufacturers. Our product revenues in any particular period are significantly impacted by the amount of new orders that we receive during that period and, due to the duration of manufacturing and installation cycles, in the preceding periods.
Product revenues decreased in the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012 as a result of a decline in overall semiconductor industry capital spending. Revenue decreases from sales of both our defect inspection and metrology products reflected typical cyclicality in capacity-oriented capital spending by logic and memory chip manufacturers, as well as delays in the procurement of next-generation equipment required to facilitate the transition to extreme ultraviolet lithography.
Product revenues were substantially flat (decreasing by 1%) in the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011. Revenues from sales of our metrology products increased year over year, primarily driven by the adoption of our latest-generation products to support advanced patterning lithography and the introduction of 3-D structures in leading edge designs, but that increase was offset by a decrease in defect inspection product revenues due to the timing of customer purchases and lower sales of product upgrades as we transitioned to our next-generation platforms. Each of these twelve-month periods was similarly highlighted by high volumes of shipment and installation of our products to satisfy customer demand for process control equipment, particularly among foundries, as our customers encountered high levels of demand for semiconductors from electronics end-markets.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of service revenues is generally a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems. Service revenues increased sequentially over the fiscal years ended June 30 2011, 2012 and 2013 as a result of an increase over that time period in the number of post-warranty systems installed at our customers' sites.
Revenues - Top Customers
The following customers each accounted for more than 10% of total revenues for the indicated periods:

Year ended June 30,
2013	2012	2011
Intel Corporation	Samsung Electronics Co., Ltd.	Intel Corporation
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited	Samsung Electronics Co., Ltd.
		Taiwan Semiconductor Manufacturing Company Limited

Revenues by region
Revenues by region for the periods indicated were as follows:

	Year ended June 30,
(Dollar amounts in thousands)	2013		2012		2011
North America	$846,125	30%	$675,034	21%	$610,955	19%
Taiwan	936,445	33%	872,583	28%	864,378	27%
Japan	310,204	11%	415,475	13%	413,208	13%
Europe & Israel	211,121	7%	323,902	10%	340,249	11%
Korea	292,724	10%	611,462	19%	480,488	15%
Rest of Asia	246,162	9%	273,488	9%	465,889	15%
Total	$2,842,781	100%	$3,171,944	100%	$3,175,167	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

Gross Margin Percentage
Fiscal year ended June 30, 2011	60.3%
Revenue volume of products and service	(0.3)%
Mix of products and services sold	(0.7)%
Manufacturing labor, overhead and efficiencies	0.2%
Other service and manufacturing costs	(1.4)%
Fiscal year ended June 30, 2012	58.1%
Revenue volume of products and service	(1.9)%
Mix of products and services sold	0.4%
Manufacturing labor, overhead and efficiencies	(0.1)%
Other service and manufacturing costs	—%
Fiscal year ended June 30, 2013	56.5%
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
Our gross margin decreased to 56.5% during the fiscal year ended June 30, 2013 from 58.1% during the fiscal year ended June 30, 2012 primarily due to lower revenue volume, partially offset by more favorable mix of products and manufacturing efficiencies.
Our gross margin percentage decreased to 58.1% during the fiscal year ended June 30, 2012 from 60.3% during the fiscal year ended June 30, 2011 primarily due to less favorable mix of products and services sold, an increase in revenue deferrals associated with volume purchase agreements and an increase in inventory reserves related to product transitions.

Engineering, Research and Development (“R&D”)

	Year ended June 30,
(Dollar amounts in thousands)	2013	2012	2011	FY13 vs. FY12		FY12 vs. FY11
R&D expenses	$487,832	$452,937	$386,163	$34,895	8%	$66,774	17%
R&D expenses as a percentage of total revenues	17%	14%	12%	3%		2%
In recent years, our R&D expenses have generally increased over time, primarily due to higher costs associated with advanced product and technology development projects. We incur significant costs associated with these projects, including engineering material costs, headcount and other expenses, as technological innovation is essential to our success. During certain periods, R&D expenses may fluctuate relative to product development phases and project timing.
R&D expenses during the fiscal year ended June 30, 2013 increased compared to the fiscal year ended June 30, 2012, primarily due to the stage and timing of our development projects, as described in the previous paragraph. R&D expenses during the fiscal year ended June 30, 2013 were impacted by an increase in engineering material and depreciation of $26.1 million and an increase in employee-related expenses of $9.0 million as a result of additional engineering headcount and annual compensation adjustments.
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
R&D expenses include the benefit of $12.4 million, $6.9 million and $18.8 million of external funding received during the fiscal years ended June 30, 2013, 2012 and 2011, respectively, for certain strategic development programs, primarily from government grants. We expect our R&D expenses to increase with higher levels of business activity as we accelerate our investments in critical programs focusing on new technologies and enhancements to existing products.
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
Selling, General and Administrative (“SG&A”)

	Year ended June 30,
(Dollar amounts in thousands)	2013	2012	2011	FY13 vs. FY12		FY12 vs. FY11
SG&A expenses	$387,812	$372,666	$369,431	$15,146	4%	$3,235	1%
SG&A expenses as a percentage of total revenues	14%	12%	12%	2%		—%
SG&A expenses during the fiscal year ended June 30, 2013 were higher compared to the fiscal year ended June 30, 2012, primarily due to an increase of $5.7 million in support costs related to product demonstrations and evaluations of our product by customers, as well as depreciation expense, an increase of $3.6 million in travel expense due to the increasingly global nature of our customers, operations and business, an increase of $2.1 million in employee-related compensation as a result of annual compensation adjustments and additional headcount and $3.1 million in goodwill impairment, severance and other expenses that we recognized during the three months ended September 30, 2012 in connection with our decision to exit from the solar inspection business.
SG&A expenses during the fiscal year ended June 30, 2012 were slightly higher compared to the fiscal year ended June 30, 2011, primarily due to a decrease in bad debt recovery of $10.7 million, an increase in expenses related to infrastructure of $5.8 million to support current and anticipated business activities and an increase in consulting expenses of $3.3 million, partially offset by a decrease in legal expenses of $8.8 million, reflecting the resolution of certain litigation matters during the three months ended March 31, 2012, and a decrease in employee-related expenses of $8.2 million as a result of lower variable compensation.

Interest Income and Other, Net and Interest Expense

	Year ended June 30,
(Dollar amounts in thousands)	2013	2012	2011
Interest income and other, net	$15,112	$11,966	$4,064
Interest expense	$54,176	$54,197	$54,328
Interest income and other, net as a percentage of total revenues	1%	—%	—%
Interest expense as a percentage of total revenues	2%	2%	2%
Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, gains or losses from revaluation of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, impairments associated with equity investments in privately-held companies, and interest related accruals (such as interest and penalty accruals related to our tax obligations). The increase in interest income and other, net during the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012 was primarily attributable to a decrease in impairment charges of $2.9 million for equity investments in privately-held companies, an increase in realized gains of marketable securities of $1.2 million and an increase in foreign exchange related gains of $1.9 million, partially offset by an increase of $4.2 million in interest and penalty accruals related to uncertain tax positions.
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
Provision for Income Taxes
The following table provides details of income taxes:

(Dollar amounts in thousands)	Year ended June 30,
	2013	2012	2011
Income before income taxes	$690,621	$974,094	$1,110,066
Provision for income taxes	$147,472	$218,079	$315,578
Effective tax rate	21.4%	22.4%	28.4%
The provision for income taxes differs from the statutory U.S. federal rate primarily due to foreign income with lower tax rates, the tax effects of employee stock activity, tax credits and state taxes.
Tax expense as a percentage of income during the fiscal year ended June 30, 2013 was 21.4% compared to 22.4% for the fiscal year ended June 30, 2012. Tax expense decreased primarily due to a decrease in the tax effects of employee stock activity, an increase in tax credits and an increase in the domestic manufacturing benefit, offset by an increase in tax reserves.
Tax expense as a percentage of income during the fiscal year ended June 30, 2012 was 22.4% compared to 28.4% for the fiscal year ended June 30, 2011. Tax expense decreased primarily due to a decrease in state tax expense, a decrease in tax reserves, and an increase in the percentage of our revenues that were earned outside the U.S. in jurisdictions with lower tax rates.
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

We had cumulative windfalls in excess of shortfalls of approximately $6.9 million during the fiscal year ended June 30, 2013. We incurred $11.9 million and $15.2 million in additional tax expense during the fiscal years ended June 30, 2012 and 2011, respectively, due to shortfalls from employee stock activity. Windfall tax benefits arise when a company's tax deduction for employee stock activity exceeds book compensation for the same activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes.
For the fiscal year ending June 30, 2014, cumulative shortfalls from employee stock activity may exceed cumulative windfalls from employee stock activity, and we may therefore report higher provision for income taxes as a result. Because we cannot determine all of the factors that will enter into our income tax expense computation for the fiscal year ending June 30, 2014, we cannot currently estimate this impact on our tax rate for the next fiscal year.
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
Liquidity and Capital Resources

	As of June 30,
(Dollar amounts in thousands)	2013	2012	2011
Cash and cash equivalents	$985,390	$751,294	$711,329
Marketable securities	1,933,491	1,783,150	1,327,206
Total cash, cash equivalents and marketable securities	$2,918,881	$2,534,444	$2,038,535
Percentage of total assets	55%	50%	44%

	Year ended June 30,
(In thousands)	2013	2012	2011
Net cash provided by operating activities	$913,188	$941,617	$823,166
Net cash used in investing activities	(241,447)	(528,891)	(359,510)
Net cash used in financing activities	(428,510)	(364,103)	(300,155)
Effect of exchange rate changes on cash and cash equivalents	(9,135)	(8,658)	17,910
Net increase in cash and cash equivalents	$234,096	$39,965	$181,411
As of June 30, 2013, our cash, cash equivalents and marketable securities totaled $2.9 billion, which is an increase of $384 million from June 30, 2012. As of June 30, 2013, $1.1 billion of our $2.9 billion of cash, cash equivalents, and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to permanently reinvest $939 million of the cash held by our foreign subsidiaries and branch offices. If, however, a portion of these funds were to be needed for our operations in the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from where the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $203 million of the $1.1 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
The total amount of dividends paid during the fiscal years ended June 30, 2013, 2012 and 2011 was $266 million, $234 million and $167 million, respectively. The increase in the amount of dividends paid during the fiscal year ended June 30, 2013 compared to the preceding fiscal years reflects the increase in the level of our quarterly dividend from $0.35 to $0.40 per share that was instituted during the three months ended September 30, 2012. On July 9, 2013, we announced that our Board of Directors had authorized a further increase in the level of our quarterly dividend from $0.40 to $0.45 per share.
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding. The decrease was partially offset by additional shares issued upon the exercise of employee stock options and the vesting of employee restricted stock units and in connection with stock purchases under our Employee Stock Purchase Plan.

We have historically financed our liquidity requirements through cash generated from operations.
Fiscal Year 2013 Compared to Fiscal Year 2012
Net cash provided by operating activities during the fiscal year ended June 30, 2013 decreased compared to the fiscal year ended June 30, 2012 from $942 million to $913 million primarily as a result of the following key factors:

•
An increase in tax payments of approximately $101 million compared to the fiscal year ended June 30, 2012 due to a change in the timing of when revenue is recognized for federal income tax purposes that resulted in lower tax payments during the fiscal year ended June 30, 2012 and

•
A decrease in cash collections of approximately $61 million primarily due to lower revenues during the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012, partially offset by

•	A decrease in accounts payable payments of approximately $116 million during the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012.
Net cash used in investing activities during the fiscal year ended June 30, 2013 decreased compared to the fiscal year ended June 30, 2012 from $529 million to $241 million, primarily as a result of a decrease in the use of cash for purchases of available-for-sale and trading securities, net of sales and maturities, of approximately $305 million during the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012.
Net cash used in financing activities during the fiscal year ended June 30, 2013 increased compared to the fiscal year ended June 30, 2012 from $364 million to $429 million, primarily as a result of the following key factors:

•
An increase in dividend payments of $32 million during the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012, mainly due to an increase in the quarterly dividend payout amount that we announced in July 2012,

•	An increase in common stock repurchases of $9 million during the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012, and

•	A decrease in proceeds from the exercise of stock options of $39 million during the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012.
Fiscal Year 2012 Compared to Fiscal Year 2011
Net cash provided by operating activities during the fiscal year ended June 30, 2012 increased compared to the fiscal year ended June 30, 2011 from $823 million to $942 million, primarily as a result of the following key factors:

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

•	An increase in common stock repurchases of $29 million during the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011, partially offset by

•	An increase in proceeds from the exercise of stock options of $39 million during the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011.

Contractual Obligations
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2013:

	Fiscal year ending June 30,
(In thousands)	Total	2014	2015	2016	2017	2018	2019 and thereafter		Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$750,000	$—		$—
Interest payment associated with long-term debt obligations	250,125	51,750	51,750	51,750	51,750	43,125	—		—
Purchase commitments	247,921	241,386	6,535	—	—	—	—		—
Non-current income tax payable(2)	65,456	—	—	—	—	—	—		65,456
Operating leases	23,399	7,451	5,319	4,224	3,401	2,185	819		—
Cash long-term incentive program (3)	61,020	15,255	15,255	15,255	15,255	—	—		—
Pension obligations	21,366	1,348	1,607	1,615	1,506	1,865	13,425	(4)	—
Total contractual cash obligations	$1,419,287	$317,190	$80,466	$72,844	$71,912	$797,175	$14,244		$65,456
 __________________

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

(2)
Represents the non-current income tax payable obligation and related accrued interest. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

(3)	Represents the amount committed under our cash long-term incentive program as of June 30, 2013. Expected payment after estimated forfeitures is approximately $55 million.

(4)	Represents benefits expected to be paid in fiscal years 2019 through 2023.
Starting in fiscal year 2013 we adopted a cash-based long-term incentive program for many of our employees as part of our employee compensation program. Cash-based long-term incentive (“Cash LTI”) awards issued to employees under the Cash Long-Term Incentive Plan (“Cash LTI Plan”) vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under the Cash LTI Plan, participants must remain employed by us as of the applicable award vesting date.
We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we periodically sell certain letters of credit (“LCs”), without recourse, received from customers in payment for goods.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Year ended June 30,
(In thousands)	2013	2012	2011
Receivables sold under factoring agreements	$144,307	$368,894	$313,578
Proceeds from sales of LCs	$3,808	$30,142	$140,534

Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $25.5 million, of which $23.3 million had been issued as of June 30, 2013, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.
We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $248 million as of June 30, 2013 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
We provide standard warranty coverage on our systems for 40 hours per week for 12 months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited historical product performance to estimate warranty expense; our warranty charge estimates for more mature products with longer product performance histories tend to be more stable. Non-standard warranty coverage generally includes services incremental to the standard 40-hours per week coverage for 12 months. See Note 12, “Commitments and Contingencies” to the Consolidated Financial Statements for a detailed description.
Working capital increased to $3.5 billion as of June 30, 2013, compared to $3.3 billion as of June 30, 2012. This increase is primarily due to higher levels of cash and marketable securities as we generated significant cash flow from operations during the fiscal year ended June 30, 2013, as well as higher levels of accounts receivable and inventory that resulted from supporting elevated levels of business activity, which was partially offset by cash payments relating to our stock repurchases and dividend programs. As of June 30, 2013, our principal source of liquidity consisted of $2.9 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances, will be sufficient to satisfy our liquidity requirements for at least the next 12 months.
Our credit ratings and outlooks as of June 30, 2013 are summarized below:

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

	As of June 30,
(In thousands)	2013	2012
Cash flow hedge contracts
Purchase	$14,641	$14,689
Sell	$35,178	$29,362
Other foreign currency hedge contracts
Purchase	$99,175	$121,965
Sell	$97,901	$126,827

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
We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which we customarily agree to hold the other party harmless against losses arising from, or provide customers with other remedies to protect against, bodily injury or damage to personal property caused by our products, non-compliance with our product performance specifications, infringement by our products of third-party intellectual property rights and a breach of warranties, representations and covenants related to matters such as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by us is typically subject to the other party making a claim to and cooperating with us pursuant to the procedures specified in the particular contract. This usually allows us to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, our obligations under these agreements may be limited in terms of amounts, activity (typically at our option to replace or correct the products or terminate the agreement with a refund to the other party), and duration. In some instances, we may have recourse against third parties and/or insurance covering certain payments made by us.
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of June 30, 2013. Actual results may differ materially.
As of June 30, 2013, we had an investment portfolio of fixed income securities of $1.9 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2013, the fair value of the portfolio would have declined by $1.8 million.
As of June 30, 2013, we had net forward and option contracts to sell $19.3 million in foreign currency in order to hedge certain currency exposures (see Note 15, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for a detailed description). If we had entered into these contracts on June 30, 2013, the U.S. dollar equivalent would have been $17.4 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $18.3 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of June 30, 2013, the book value and the fair value of our fixed rate debt were $747.4 million and $872.3 million, respectively. As of June 30, 2012, the book value and the fair value of our fixed rate debt were $746.8 million and $902.2 million, respectively.
See Note 4, “Marketable Securities” to the Consolidated Financial Statements in Part II, Item 8; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part II, Item 7; and Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K for a description of recent market events that may affect the value of the investments in our portfolio that we held as of June 30, 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLA-TENCOR CORPORATION
Consolidated Balance Sheets

	As of June 30,
(In thousands)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$985,390	$751,294
Marketable securities	1,933,491	1,783,150
Accounts receivable, net	524,610	701,280
Inventories	634,448	650,802
Deferred income taxes	198,525	184,670
Other current assets	75,039	92,847
Total current assets	4,351,503	4,164,043
Land, property and equipment, net	305,281	277,686
Goodwill	326,635	327,716
Purchased intangibles, net	34,515	55,636
Other non-current assets	269,423	275,227
Total assets	$5,287,357	$5,100,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,680	$139,183
Deferred system profit	157,965	147,218
Unearned revenue	60,838	63,095
Other current liabilities	527,049	513,411
Total current liabilities	861,532	862,907
Non-current liabilities:
Long-term debt	747,376	746,833
Pension liabilities	57,959	53,943
Income tax payable	59,494	50,839
Unearned revenue	42,228	34,899
Other non-current liabilities	36,616	35,292
Total liabilities	1,805,205	1,784,713
Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 253,495 and 249,520 shares issued, 165,435 and 166,710 shares outstanding, as of June 30, 2013 and June 30, 2012, respectively	165	167
Capital in excess of par value	1,159,400	1,089,313
Retained earnings	2,359,233	2,247,258
Accumulated other comprehensive income (loss)	(36,646)	(21,143)
Total stockholders’ equity	3,482,152	3,315,595
Total liabilities and stockholders’ equity	$5,287,357	$5,100,308
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Operations

	Year ended June 30,
(In thousands, except per share data)	2013	2012	2011
Revenues:
Product	$2,247,147	$2,597,755	$2,613,438
Service	595,634	574,189	561,729
Total revenues	2,842,781	3,171,944	3,175,167
Costs and operating expenses:
Costs of revenues	1,237,452	1,330,016	1,259,243
Engineering, research and development	487,832	452,937	386,163
Selling, general and administrative	387,812	372,666	369,431
Total costs and operating expenses	2,113,096	2,155,619	2,014,837
Income from operations	729,685	1,016,325	1,160,330
Interest income and other, net	15,112	11,966	4,064
Interest expense	54,176	54,197	54,328
Income before income taxes	690,621	974,094	1,110,066
Provision for income taxes	147,472	218,079	315,578
Net income	$543,149	$756,015	$794,488
Net income per share:
Basic	$3.27	$4.53	$4.75
Diluted	$3.21	$4.44	$4.66
Cash dividends declared per share	$1.60	$1.40	$1.00
Weighted-average number of shares:
Basic	166,089	166,795	167,261
Diluted	169,260	170,147	170,352

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Comprehensive Income

	Year ended June 30,
(In thousands)	2013	2012	2011
Net income	$543,149	$756,015	$794,488
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	(11,298)	(15,289)	33,351
Change in income tax benefit or expense	(750)	4,620	(5,400)
Net change related to currency translation adjustments	(12,048)	(10,669)	27,951
Cash flow hedges:
Change in net unrealized gains or losses	4,929	(1,184)	47
Reclassification adjustments for gains or losses included in net income	(1,483)	210	1,960
Change in income tax benefit or expense	(1,233)	347	(758)
Net change related to cash flow hedges	2,213	(627)	1,249
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	(2,255)	(6,350)	(643)
Available-for-sale securities:
Change in net unrealized gains or losses	(2,953)	(1,220)	2,922
Reclassification adjustments for gains or losses included in net income	(2,287)	(638)	(2,479)
Change in income tax benefit or expense	1,827	760	(96)
Net change related to available-for-sale securities	(3,413)	(1,098)	347
Other comprehensive income (loss)	(15,503)	(18,744)	28,904
Total comprehensive income	$527,646	$737,271	$823,392
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balances as of June 30, 2010	168,043	$921,460	$1,356,454	$(31,303)	$2,246,611
Components of comprehensive income:
Net income	—	—	794,488	—	794,488
Change in unrealized loss on defined benefit plan assets, net of tax	—	—	—	(643)	(643)
Change in net unrealized gain (loss) on investments, net of tax	—	—	—	347	347
Currency translation adjustments	—	—	—	27,951	27,951
Deferred gains on cash flow hedging instruments, net of tax	—	—	—	1,249	1,249
Total comprehensive income					823,392
Net issuance under employee stock plans	5,002	102,016	—	—	102,016
Repurchase of common stock	(6,190)	(102,013)	(130,911)	—	(232,924)
Issuance of common stock for litigation settlement related to historical stock option practices	263	7,766	—	—	7,766
Cash dividends declared ($1.00 per share)	—	—	(167,398)	—	(167,398)
Stock-based compensation expense	—	81,430	—	—	81,430
Balances as of June 30, 2011	167,118	1,010,659	1,852,633	(2,399)	2,860,893
Components of comprehensive income:
Net income	—	—	756,015	—	756,015
Change in unrealized loss on defined benefit plan assets, net of tax	—	—	—	(6,350)	(6,350)
Change in net unrealized gain (loss) on investments, net of tax	—	—	—	(1,098)	(1,098)
Currency translation adjustments	—	—	—	(10,669)	(10,669)
Deferred losses on cash flow hedging instruments, net of tax	—	—	—	(627)	(627)
Total comprehensive income					737,271
Net issuance under employee stock plans	5,382	133,307	—	—	133,307
Repurchase of common stock	(5,790)	(133,321)	(127,829)	—	(261,150)
Cash dividends declared ($1.40 per share)	—	—	(233,561)	—	(233,561)
Stock-based compensation expense	—	78,835	—	—	78,835
Balances as of June 30, 2012	166,710	1,089,480	2,247,258	(21,143)	3,315,595
Components of comprehensive income:
Net income	—	—	543,149	—	543,149
Change in unrealized loss on defined benefit plan assets, net of tax	—	—	—	(2,255)	(2,255)
Change in net unrealized gain (loss) on investments, net of tax	—	—	—	(3,413)	(3,413)
Currency translation adjustments	—	—	—	(12,048)	(12,048)
Deferred gains on cash flow hedging instruments, net of tax	—	—	—	2,213	2,213
Total comprehensive income					527,646
Net issuance under employee stock plans	4,099	96,989	—	—	96,989
Repurchase of common stock	(5,374)	(107,973)	(165,281)	—	(273,254)
Cash dividends declared ($1.60 per share)	—	—	(265,893)	—	(265,893)
Stock-based compensation expense	—	70,084	—	—	70,084
Tax benefit for stock option transactions	—	$10,985	—	$—	$10,985
Balances as of June 30, 2013	165,435	$1,159,565	$2,359,233	$(36,646)	$3,482,152
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$543,149	$756,015	$794,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,534	92,133	86,044
Asset impairment charges	1,327	2,878	10,568
Net gain on sale of assets	(1,160)	—	(1,372)
Non-cash stock-based compensation expense	70,084	78,835	81,430
Net gain on sale of marketable securities and other investments	(2,287)	(637)	(2,479)
Deferred income taxes	4,532	193,412	64,736
Excess tax benefit from equity awards	(14,198)	—	(71)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	159,245	(113,922)	(128,219)
Decrease (increase) in inventories	14,787	(93,145)	(170,141)
Decrease (increase) in other assets	6,035	58,041	(56,743)
Increase (decrease) in accounts payable	(22,812)	(3,732)	34,259
Increase (decrease) in deferred system profit	10,748	(45,121)	(12,425)
Increase in other liabilities	56,204	16,860	123,091
Net cash provided by operating activities	913,188	941,617	823,166
Cash flows from investing activities:
Capital expenditures, net	(74,573)	(57,596)	(51,151)
Proceeds from sale of assets	1,838	2,228	18,185
Purchase of available-for-sale securities	(1,588,093)	(1,522,424)	(1,142,491)
Proceeds from sale of available-for-sale securities	1,117,511	871,811	656,986
Proceeds from maturity of available-for-sale securities	300,209	174,854	138,776
Purchase of trading securities	(40,850)	(55,906)	(63,005)
Proceeds from sale of trading securities	42,511	58,142	83,190
Net cash used in investing activities	(241,447)	(528,891)	(359,510)
Cash flows from financing activities:
Issuance of common stock	126,121	163,569	124,573
Tax withholding payments related to vested and released restricted stock units	(29,682)	(30,247)	(22,557)
Payment of dividends to stockholders	(265,893)	(233,561)	(167,398)
Excess tax benefit from equity awards	14,198	—	71
Common stock repurchases	(273,254)	(263,864)	(234,844)
Net cash used in financing activities	(428,510)	(364,103)	(300,155)
Effect of exchange rate changes on cash and cash equivalents	(9,135)	(8,658)	17,910
Net increase in cash and cash equivalents	234,096	39,965	181,411
Cash and cash equivalents at beginning of period	751,294	711,329	529,918
Cash and cash equivalents at end of period	$985,390	$751,294	$711,329
Supplemental cash flow disclosures:
Income taxes paid, net	$120,342	$20,018	$262,086
Interest paid	$53,693	$54,523	$52,819
Non-cash investing activities:
Purchase of land, property and equipment	$6,839	$—	$—
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
Management Estimates. The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying the Company's accounting policies that affect the reported amounts of assets and liabilities (and related disclosure of contingent assets and liabilities) at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Cash Equivalents and Marketable Securities. All highly liquid debt instruments with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents. Marketable securities are generally classified as available-for-sale for use in current operations, if required, and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).” All realized gains and losses and unrealized losses resulting from declines in fair value that are other than temporary are recorded in earnings in the period of occurrence. The specific identification method is used to determine the realized gains and losses on investments. For all investments in debt and equity securities, the Company assesses whether the impairment is other than temporary. If the fair value of a debt security is less than its amortized cost basis, an impairment is considered other than temporary if (i) the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (ii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other than temporary based on condition (i), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other than temporary based on condition (ii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings, and the amount relating to all other factors will be recognized in other comprehensive income (loss). The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized losses, credit ratings, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.
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
Property and Equipment. Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets, which are generally thirty to thirty-five years for buildings, ten to fifteen years for leasehold improvements, five to seven years for furniture and fixtures, and two to five years for machinery and equipment. Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Construction-in-process assets are not depreciated until the assets are placed in service. Depreciation expense for the fiscal years ended June 30, 2013, 2012 and 2011 was $49.3 million, $45.8 million and $39.3 million, respectively.
Goodwill and Intangible Assets. The Company assesses goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See Note 5, “Goodwill and Purchased Intangible Assets” for a detailed description. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2012 during the three months ended December 31, 2012 and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the impairment test performed in the three months ended December 31, 2012. The next annual evaluation of the goodwill by reporting unit will be performed in the three months ending December 31, 2013.
Impairment of Long-Lived Assets. KLA-Tencor evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. Such an impairment charge would be measured as the excess of the carrying value of the asset over its fair value.
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
A majority of the Company's trade receivables are derived from sales to large multinational semiconductor manufacturers located throughout the world, with a majority located in Asia. In recent years, the Company's customer base has become increasingly concentrated due to corporate consolidation, acquisitions and business closures, and to the extent that these customers experience liquidity issues in the future, the Company may be required to incur additional bad debt expense with respect to trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for potential credit losses based upon expected collectibility risk of all accounts receivable. In addition, the Company may utilize letters of credit or non-recourse factoring to mitigate credit risk when considered appropriate.

The Company is exposed to credit loss in the event of non-performance by counterparties on the foreign exchange contracts that the Company uses in hedging activities and in certain factoring transactions. These counterparties are large international financial institutions, and to date no such counterparty has failed to meet its financial obligations to the Company under such contracts.
The following customers each accounted for more than 10% of total revenues for the indicated periods:

Year ended June 30,
2013	2012	2011
Intel Corporation	Samsung Electronics Co., Ltd.	Intel Corporation
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited	Samsung Electronics Co., Ltd.
		Taiwan Semiconductor Manufacturing Company Limited
The following customers each accounted for more than 10% of net accounts receivable as of the dates indicated below:

As of June 30,
2013	2012
Intel Corporation	Samsung Electronics Co., Ltd.
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
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
The Company's manufacturing subsidiaries in Singapore, Israel, Belgium, Germany and China use the U.S. dollar as their functional currency. Accordingly, monetary assets and liabilities in non-functional currency of these subsidiaries are remeasured using exchange rates in effect at the end of the period. Revenues and costs in local currency are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in the Consolidated Statements of Operations as incurred.
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
Revenue Recognition. KLA-Tencor recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The Company derives revenue from three sources—sales of systems, spare parts and services. In general, the Company recognizes revenue for systems when the system has been installed, is operating according to predetermined specifications and is accepted by the customer. When a customer delays installation for delivered products for which the Company has demonstrated a history of successful installation and acceptance, the Company recognizes revenue upon customer acceptance. Under certain circumstances, however, the Company recognizes revenue upon shipment, prior to acceptance from the customer, as follows:

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

•
When the customer withholds acceptance due to issues unrelated to product performance, in which case revenue is recognized when the system is performing as intended and meets predetermined specifications.

In circumstances in which we recognize revenue prior to installation, the portion of revenue associated with installation is deferred based on estimated fair value, and that revenue is recognized upon completion of the installation.
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

The Company sells stand-alone software that is subject to the software revenue recognition guidance. The Company periodically reviews selling prices to determine whether VSOE exists, and in some situations where the Company is unable to establish VSOE for undelivered elements, such as post-contract service, revenue is recognized ratably over the term of the service contract.
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
Strategic Development Agreements. Gross engineering, research and development expenses were partially offset by $12.4 million, $6.9 million and $18.8 million in external funding received under certain strategic development programs, primarily from government grants, in the fiscal years ended June 30, 2013, 2012 and 2011, respectively.
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
Accounting for Cash-Based Long-Term Incentive Compensation. Cash-based long-term incentive (“Cash LTI”) awards issued to employees under the Company's Cash LTI program vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Compensation expense related to the Cash LTI awards is recognized over the vesting term, which is adjusted for the impact of estimated forfeitures.
Advertising Expenses. Advertising costs are expensed as incurred. Advertising expenses for the fiscal years ended June 30, 2013, 2012 and 2011 were $2.6 million, $2.4 million and $2.2 million, respectively.
Income Taxes. KLA-Tencor accounts for income taxes in accordance with the authoritative guidance, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. The Company has determined that a valuation allowance is necessary against a portion of the deferred tax assets, but it anticipates that its future taxable income will be sufficient to recover the remainder of its deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company could be required to record an additional valuation allowance against its deferred tax assets. This would result in an increase to the Company’s tax provision in the period in which the Company determines that the recovery is not probable.
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
Recent Accounting Pronouncements. In June 2011, the FASB issued an accounting standard update requiring an increase in the prominence of items reported in other comprehensive income. The amendment eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and required that total comprehensive income, the components of net income, and the components of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment became effective for the Company's interim period ended September 30, 2012. In February 2013, the FASB issued an accounting standard update on the reporting of reclassifications out of accumulated other comprehensive income of various components, which was originally deferred by the FASB in December 2011. The February 2013 update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this update requires an entity to present parenthetically (on the face of the financial statements, in the notes or, in some cases, cross-referenced to related footnote disclosures) significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amendment reflected in the February 2013 update becomes effective prospectively in the first quarter of the Company's fiscal year ending June 30, 2014. Early adoption is permitted. The amendment reflected in the February 2013 update will not have an impact on the Company's financial position, results of operations or cash flows as it is disclosure-only in nature.
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
In September 2011, the FASB issued an accounting standard update intended to simplify testing goodwill for impairment. The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment, by it terms, became effective for annual and interim goodwill impairment tests performed for the Company's fiscal year ended June 30, 2013, and early adoption was permitted. The Company elected to early adopt this accounting guidance at the beginning of the three months ended December 31, 2011 (see Note 5, “Goodwill and Purchased Intangible Assets” for a detailed description).

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
Fair Value of Financial Instruments. KLA-Tencor has evaluated the estimated fair value of financial instruments using available market information and valuations as provided by third-party sources. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The fair value of the Company's cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their carrying amounts due to the relatively short maturity of these items.
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
All of the Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of June 30, 2013, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. As of June 30, 2013, the types of instruments valued based on quoted market prices in active markets included money market funds, U.S. Government agency securities, U.S. Treasury securities and certain sovereign securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
As of June 30, 2013, the types of instruments valued based on other observable inputs included corporate debt securities, municipal securities and certain sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company's Consolidated Balance Sheet as follows:

As of June 30, 2013 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Corporate debt securities	$3,800	$—	$3,800
Money market and other	817,608	817,608	—
Marketable securities:
U.S. Treasury securities	93,787	93,787	—
U.S. Government agency securities	598,031	598,031	—
Municipal securities	103,455	—	103,455
Corporate debt securities	1,099,525	—	1,099,525
Sovereign securities	33,805	13,559	20,246
Total cash equivalents and marketable securities(1)	2,750,011	1,522,985	1,227,026
Other current assets:
Derivative assets	4,016	—	4,016
Other non-current assets:
Executive Deferred Savings Plan	136,461	96,180	40,281
Total financial assets(1)	$2,890,488	$1,619,165	$1,271,323
Liabilities
Other current liabilities:
Derivative liabilities	$(2,173)	$—	$(2,173)
Executive Deferred Savings Plan	(137,849)	(97,570)	(40,279)
Total financial liabilities	$(140,022)	$(97,570)	$(42,452)
__________________
(1) Excludes cash of $125.5 million held in operating accounts and time deposits of $43.4 million as of June 30, 2013.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company's Consolidated Balance Sheet as follows:

As of June 30, 2012 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Money market and other	$607,038	$607,038	$—
Marketable securities:
U.S. Treasury securities	91,438	88,014	3,424
U.S. Government agency securities	634,492	634,492	—
Municipal securities	66,543	—	66,543
Corporate debt securities	917,392	—	917,392
Sovereign securities	29,145	10,129	19,016
Equity securities	10	10	—
Total cash equivalents and marketable securities(1)	2,346,058	1,339,683	1,006,375
Other current assets:
Derivative assets	1,407	—	1,407
Other non-current assets:
Executive Deferred Savings Plan	125,354	95,304	30,050
Total financial assets(1)	$2,472,819	$1,434,987	$1,037,832
Liabilities
Other current liabilities:
Derivative liabilities	$(1,909)	$—	$(1,909)
Executive Deferred Savings Plan	(125,329)	(94,799)	(30,530)
Total financial liabilities	$(127,238)	$(94,799)	$(32,439)
__________________
(1) Excludes cash of $126.0 million held in operating accounts and time deposits of $62.4 million as of June 30, 2012.

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the fiscal year ended June 30, 2013 or 2012. The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of June 30, 2013 or 2012.

NOTE 3 — FINANCIAL STATEMENT COMPONENTS
Consolidated Balance Sheets

	As of June 30,
(In thousands)	2013	2012
Accounts receivable, net:
Accounts receivable, gross	$546,745	$723,607
Allowance for doubtful accounts	(22,135)	(22,327)
	$524,610	$701,280
Inventories:
Customer service parts	$180,749	$197,013
Raw materials	229,233	234,549
Work-in-process	176,704	170,254
Finished goods	47,762	48,986
	$634,448	$650,802
Other current assets:
Prepaid expenses	$31,997	$53,472
Income tax related receivables	25,825	22,943
Other current assets	17,217	16,432
	$75,039	$92,847
Land, property and equipment, net:
Land	$41,850	$41,397
Buildings and leasehold improvements	272,920	244,807
Machinery and equipment	476,747	443,668
Office furniture and fixtures	20,701	19,493
Construction-in-process	16,604	11,765
	828,822	761,130
Less: accumulated depreciation and amortization	(523,541)	(483,444)
	$305,281	$277,686
Other non-current assets:
Executive Deferred Savings Plan(1)	$136,461	$125,354
Deferred tax assets—long-term	114,833	128,738
Other	18,129	21,135
	$269,423	$275,227
Other current liabilities:
Warranty	$42,603	$46,496
Executive Deferred Savings Plan(1)	137,849	125,329
Compensation and benefits	195,793	175,007
Income taxes payable	11,076	11,251
Interest payable	8,769	8,769
Other accrued expenses	130,959	146,559
	$527,049	$513,411
Accumulated other comprehensive income (loss):
Currency translation adjustments, net of taxes of $1,085 in 2013 and $335 in 2012	$(22,467)	$(10,419)
Gains (losses) on cash flow hedging instruments, net of taxes (benefits) of $890 in 2013 and $(343) in 2012	1,594	(619)

Unrealized gains (losses) on investments, net of taxes (benefits) of $(329) in 2013 and $1,498 in 2012	(602)	2,811
Unrealized losses of defined benefit pension plan, net of tax benefits of $(8,769) in 2013 and $(4,752) in 2012	(15,171)	(12,916)
	$(36,646)	$(21,143)
 __________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. As of June 30, 2013, the Company had a deferred compensation plan related asset and liability included as a component of other non-current assets and other current liabilities on the Consolidated Balance Sheet.

Consolidated Statements of Operations

	Year ended June 30,
(In thousands)	2013	2012	2011
Interest income and other, net:
Interest income	$14,976	$15,321	$15,513
Foreign exchange losses, net	(1,002)	(2,864)	(2,108)
Net realized gains on sale of investments	2,287	637	2,479
Other	(1,149)	(1,128)	(11,820)	(1)
	$15,112	$11,966	$4,064
 __________________

(1)	Includes impairment charges of $9.9 million recorded during the fiscal year ended June 30, 2011 for equity investments in privately-held companies.

NOTE 4 — MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of June 30, 2013 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$93,940	$53	$(206)	$93,787
U.S. Government agency securities	598,471	569	(1,009)	598,031
Municipal securities	103,686	71	(302)	103,455
Corporate debt securities	1,103,438	2,353	(2,466)	1,103,325
Money market and other	817,608	—	—	817,608
Sovereign securities	33,799	25	(19)	33,805
Subtotal	2,750,942	3,071	(4,002)	2,750,011
Add: Time deposits(1)	43,413	—	—	43,413
Less: Cash equivalents	859,933	—	—	859,933
Marketable securities	$1,934,422	$3,071	$(4,002)	$1,933,491

As of June 30, 2012 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$91,387	$67	$(16)	$91,438
U.S. Government agency securities	633,587	981	(76)	634,492
Municipal securities	66,538	107	(102)	66,543
Corporate debt securities	914,134	3,826	(568)	917,392
Money market and other	607,038	—	—	607,038
Sovereign securities	29,056	89	—	29,145
Equity securities	10	—	—	10
Subtotal	2,341,750	5,070	(762)	2,346,058
Add: Time deposits(1)	62,431	—	—	62,431
Less: Cash equivalents	625,339	—	—	625,339
Marketable securities	$1,778,842	$5,070	$(762)	$1,783,150
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

As of June 30, 2013 (In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$50,475	$(206)
U.S. Government agency securities	323,053	(1,009)
Municipal securities	56,919	(302)
Corporate debt securities	595,513	(2,466)
Sovereign securities	21,088	(19)
Total	$1,047,048	$(4,002)
 __________________

(1)	As of June 30, 2013, the amount of total gross unrealized losses that had been in a continuous loss position for 12 months or more was immaterial.
The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company's Consolidated Balance Sheet, as of the date indicated below were as follows:

As of June 30, 2013 (In thousands)	Amortized Cost	Fair Value
Due within one year	$457,403	$458,051
Due after one year through three years	1,477,019	1,475,440
	$1,934,422	$1,933,491
Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains for the fiscal years ended June 30, 2013, 2012 and 2011 were $2.5 million, $2.1 million and $2.7 million, respectively. Realized losses for the fiscal years ended June 30, 2013, 2012 and 2011 were $0.2 million, $1.5 million and $0.2 million, respectively.
NOTE 5 — GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balances as of the dates indicated below:

(In thousands)	As of June 30, 2013	As of June 30, 2012
Gross goodwill balance	$604,205	$604,302
Accumulated impairment losses	(277,570)	(276,586)
Net goodwill balance	$326,635	$327,716
The changes in the gross goodwill balance during the fiscal years ended June 30, 2013 and 2012 resulted from foreign currency translation adjustments. In September 2012, the Company decided to exit the solar inspection business due to adverse market conditions in that industry and recognized a goodwill impairment charge of $1.0 million.
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

The Company has four reporting units: Defect Inspection, Metrology, Service, Software and Other. As of December 31, 2012, substantially all of the goodwill balance resided in the Defect Inspection reporting unit.
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
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of June 30, 2013			As of June 30, 2012
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$133,659	$119,106	$14,553	$134,561	$110,370	$24,191
Patents	6-13 years	57,648	51,068	6,580	57,648	46,966	10,682
Trade name/Trademark	4-10 years	19,893	15,928	3,965	19,893	14,428	5,465
Customer relationships	6-7 years	54,680	45,263	9,417	54,823	39,525	15,298
Other	0-1 year	16,200	16,200	—	16,200	16,200	—
Total		$282,080	$247,565	$34,515	$283,125	$227,489	$55,636
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
 For the fiscal years ended June 30, 2013, 2012 and 2011, amortization expense for other intangible assets was $20.8 million, $30.3 million and $32.9 million, respectively. Based on the intangible assets recorded as of June 30, 2013, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Year ending June 30:	Amortization (In thousands)
2014	$15,368
2015	12,752
2016	5,564
2017	806
2018	25
Total	$34,515

NOTE 6 — LONG-TERM DEBT
In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as of June 30, 2013.
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
Based on the trading prices of the debt on the applicable dates, the fair value of the debt as of June 30, 2013 and 2012 was $872.3 million and $902.2 million, respectively. While the debt is recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
NOTE 7 — EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
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
The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

(In thousands)	Available For Grant
Balances as of June 30, 2010(1)	15,162
Restricted stock units granted(2)	(4,062)
Restricted stock units canceled(2)	367
Options canceled/expired/forfeited	1,141
Plan shares expired(3)	(1,054)
Balances as of June 30, 2011(1)	11,554
Restricted stock units granted(2)(4)	(4,145)
Restricted stock units canceled(2)	508
Options canceled/expired/forfeited	788
Plan shares expired(3)	(736)
Balances as of June 30, 2012(1)	7,969
Restricted stock units granted(2)(5)	(1,899)
Restricted stock units canceled(2)	466
Options canceled/expired/forfeited	207
Plan shares expired(3)	(47)
Balances as of June 30, 2013(1)	6,696

__________________

(1)
Includes shares available for issuance under the 2004 Plan, as well as under the Company’s 1998 Outside Director Option Plan (the “Outside Director Plan”), which only permits the issuance of stock options to the Company’s non-employee members of the Board of Directors. As of June 30, 2013, 1.7 million shares were available for grant under the Outside Director Plan.

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

(4)
Includes 0.2 million (reflected as 0.4 million shares in this table due to the application of the 1.8x multiple described above) restricted stock units granted to senior management during the fiscal year ended June 30, 2012 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of June 30, 2013, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during such fiscal year, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

(5)
Includes 0.3 million (reflected as 0.6 million shares in this table due to the application of the 1.8x multiple described above) restricted stock units granted to senior management during the fiscal year ended June 30, 2013 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of June 30, 2013, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during such fiscal year, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

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
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Year ended June 30,
(In thousands)	2013	2012	2011
Stock-based compensation expense by:
Costs of revenues	$11,433	$13,710	$13,935
Engineering, research and development	19,346	21,505	24,539
Selling, general and administrative	39,305	43,620	42,956
Total stock-based compensation expense	$70,084	$78,835	$81,430
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of June 30,
	2013	2012
Inventory	$8,098	$7,692

Stock Options
The following table summarizes the activity and weighted-average exercise price for stock options under all plans during the fiscal year ended June 30, 2013:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2012	3,844	$47.36
Granted	—	$—
Exercised	(1,974)	$45.92
Canceled/expired/forfeited	(207)	$48.24
Outstanding stock options as of June 30, 2013 (all outstanding and all vested and exercisable)	1,663	$48.97
The Company has not issued any stock options since November 1, 2007. The weighted-average remaining contractual terms for total options outstanding under all plans and for total options vested and exercisable under all plans as of June 30, 2013 were each 0.8 years. The aggregate intrinsic values for total options outstanding under all plans and for total options vested and exercisable under all plans as of June 30, 2013 were each $12.3 million.
The authoritative guidance on stock-based compensation permits companies to select the option-pricing model used to estimate the fair value of their stock-based compensation awards. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. For purposes of the fair value estimates presented in this report, the Company has based its expected stock price volatility assumption on the market-based implied volatility from traded options of the Company’s common stock. As of June 30, 2013, the Company had no unrecognized stock-based compensation balance related to stock options.
The following table shows the total intrinsic value of options exercised, total cash received from employees and non-employee Board members as a result of stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

(In thousands)	Year ended June 30,
	2013	2012	2011
Total intrinsic value of options exercised	$15,884	$23,395	$19,408
Total cash received from employees and non-employee Board members as a result of stock option exercises	$89,935	$129,306	$94,488
Tax benefits realized by the Company in connection with these exercises	$5,223	$7,867	$6,653
The Company generally settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.
Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the fiscal year ended June 30, 2013 and restricted stock units outstanding as of June 30, 2013 and 2012:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2012	6,418	$29.49
Granted(2)	1,055	$47.71
Vested and released	(1,248)	$25.15
Withheld for taxes	(592)	$25.15
Forfeited	(259)	$32.82
Outstanding restricted stock units as of June 30, 2013(2)(3)	5,374	$34.39
 __________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. Under the terms of the 2004 Plan, each of the share numbers presented in this column is multiplied by 1.8 to calculate the impact on the share reserve under the 2004 Plan.

(2)
Includes 0.3 million restricted stock units granted to senior management during the fiscal year ended June 30, 2013 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of June 30, 2013, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

(3)
Includes 0.2 million restricted stock units granted to senior management during the fiscal year ended June 30, 2012 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of June 30, 2013, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

The restricted stock units granted by the Company since the beginning of the fiscal year ended June 30, 2013 generally vest (a) with respect to awards with only service-based vesting criteria, in four equal installments on the first, second, third and fourth anniversaries of the grant date and (b) with respect to awards with both performance-based and service-based vesting criteria, in two equal installments on the third and fourth anniversaries of the grant date, in each case subject to the recipient remaining employed by the Company as of the applicable vesting date. The restricted stock units granted by the Company from the beginning of the fiscal year ended June 30, 2007 through the fiscal year ended June 30, 2012 generally vest in two equal installments on the second and fourth anniversaries of the grant date, subject to the recipient remaining employed by the Company as of the applicable vesting date. The fair value is determined using the closing price of the Company’s common stock on the grant date for restricted stock units, adjusted to exclude the present value of dividends which are not accrued on the restricted stock units. The restricted stock units have been awarded under the 2004 Plan, and each unit will entitle the recipient to one share of common stock when the applicable vesting requirements for that unit are satisfied. However, for each share actually issued under the awarded restricted stock units, the share reserve under the 2004 Plan will be reduced by 1.8 shares, as provided under the terms of the 2004 Plan.
The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Year ended June 30,
	2013	2012	2011
Weighted-average grant date fair value per unit	$47.71	$32.19	$28.07
Tax benefits realized by the Company in connection with vested and released restricted stock units	$29,204	$28,914	$23,302
As of June 30, 2013, the unrecognized stock-based compensation expense balance related to restricted stock units was $97.4 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.1 years. The intrinsic value of outstanding restricted stock units as of June 30, 2013 was $299.5 million.
Cash-Based Long-Term Incentive Compensation
Starting in fiscal year 2013, the Company adopted a cash-based long-term incentive program for many of its employees as part of the Company's employee compensation program. During the fiscal year ended June 30, 2013, the Company approved cash-based long-term incentive (“Cash LTI”) awards of $62.9 million under the Company's Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the fiscal year ended June 30, 2013, the Company recognized $11.0 million in compensation expense under the Cash LTI Plan. As of June 30, 2013, the unrecognized compensation balance related to the Cash LTI Plan was $50.1 million, excluding the impact of estimated forfeitures.

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
The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year ended June 30,
	2013	2012	2011
Stock purchase plan:
Expected stock price volatility	28.8%	36.0%	38.0%
Risk-free interest rate	0.1%	0.1%	0.2%
Dividend yield	3.2%	3.2%	3.1%
Expected life of options (in years)	0.50	0.50	0.50
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Year ended June 30,
	2013	2012	2011
Total cash received from employees for the issuance of shares under the ESPP	$36,186	$34,263	$30,085
Number of shares purchased by employees through the ESPP	877	918	1,123
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$1,452	$2,206	$2,194
Weighted-average fair value per share based on Black-Scholes model	$10.46	$10.02	$7.41
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. During the fiscal year ended June 30, 2011, a total of 2.0 million additional shares were reserved under the ESPP. No additional shares were reserved under the ESPP with respect to the fiscal years ended June 30, 2013 or 2012. As of June 30, 2013, a total of 1.7 million shares were reserved and available for issuance under the ESPP, and, as of the date of this report, no additional shares have been added to the ESPP with respect to the fiscal year ending June 30, 2014.
NOTE 8 — STOCK REPURCHASE PROGRAM
Since July 1997, the Board of Directors has authorized the Company to systematically repurchase in the open market up to 80.8 million shares of its common stock under a repurchase program, including 8.0 million shares authorized in November 2012. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. As of June 30, 2013, 5.9 million shares were available for repurchase under the Company’s repurchase program.

Share repurchases for the indicated periods (based on the settlement date of the applicable repurchase) were as follows:

(In thousands)	Year ended June 30,
	2013	2012
Number of shares of common stock repurchased	5,374	5,790
Total cost of repurchases	$273,254	$261,150
The Company had shares issued and outstanding of 253.5 million and 165.4 million, respectively, as of June 30, 2013. As of June 30, 2012, shares issued and outstanding were 249.5 million and 166.7 million, respectively. The difference between shares issued and outstanding is primarily related to shares repurchased under various repurchase programs.
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

(In thousands, except per share amounts)	Year ended June 30,
	2013	2012	2011
Numerator:
Net income	$543,149	$756,015	$794,488
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	166,089	166,795	167,261
Effect of dilutive options and restricted stock units	3,171	3,352	3,091
Weighted-average shares-diluted	169,260	170,147	170,352
Basic net income per share	$3.27	$4.53	$4.75
Diluted net income per share	$3.21	$4.44	$4.66
Anti-dilutive securities excluded from the computation of diluted net income per share	1,366	3,123	8,003
The total amount of dividends paid during the fiscal years ended June 30, 2013, 2012 and 2011 was $265.9 million, $233.6 million and $167.4 million, respectively. The increase in the amount of dividends paid during the fiscal year ended June 30, 2013 reflects an increase during the first quarter of that year to the level of the Company's quarterly dividend from $0.35 to $0.40 per share.
As discussed in Note 19, “Subsequent Events,” on July 9, 2013, the Company announced that its Board of Directors had authorized a further increase in the level of the Company's quarterly dividend from $0.40 to $0.45 per share. Accordingly, on August 6, 2013, the Company declared a quarterly cash dividend of $0.45 per share on the outstanding shares of the Company’s common stock, to be paid on September 3, 2013 to stockholders of record on August 16, 2013.
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

The total expenses under the profit sharing and 401(k) programs aggregated $13.1 million, $12.6 million and $11.6 million in the fiscal years ended June 30, 2013, 2012 and 2011, respectively. The Company has no defined benefit plans in the United States. In addition to the profit sharing plan and the United States 401(k), several of the Company's foreign subsidiaries have retirement plans for their full-time employees, several of which are defined benefit plans. Consistent with the requirements of local law, the Company deposits funds for certain of these plans with insurance companies, with third-party trustees or into government-managed accounts and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the foreign plans depend on the local economic environment.
The Company applies authoritative guidance that requires an employer to recognize the funded status of each of its defined pension and post-retirement benefit plans as a net asset or liability in its statement of financial position. Additionally, the authoritative guidance requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. The benefit obligations and related assets under the Company’s plans have been measured as of June 30, 2013 and 2012.
Summary data relating to the Company's foreign defined benefit pension plans, including key weighted-average assumptions used, is provided in the following tables:

	Year ended June 30,
(In thousands)	2013	2012
Change in projected benefit obligation
Projected benefit obligation as of the beginning of the fiscal year	$65,426	$56,810
Service cost	3,399	3,355
Interest cost	1,320	1,406
Contributions by plan participants	85	132
Adjustment	(1,878)	148
Actuarial loss	8,792	6,582
Benefit payments	(767)	(789)
Foreign currency exchange rate changes	(5,101)	(2,218)
Projected benefit obligation as of the end of the fiscal year	$71,276	$65,426

	Year ended June 30,
(In thousands)	2013	2012
Change in fair value of plan assets
Fair value of plan assets as of the beginning of the fiscal year	$11,709	$11,035
Actual return on plan assets	202	68
Employer contributions	2,083	1,926
Benefit and expense payments	(767)	(541)
Foreign currency exchange rate changes	90	(779)
Fair value of plan assets as of the end of the fiscal year	$13,317	$11,709

	As of June 30,
(In thousands)	2013	2012
Funded status
Ending funded status	$(57,959)	$(53,717)
Net amount recognized	$(57,959)	$(53,717)

	As of June 30,
(In thousands)	2013	2012
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$45,181	$44,733
Projected benefit obligation	$71,276	$65,426
Plan assets at fair value	$13,317	$11,709

Year ended June 30,
	2013	2012	2011
Weighted-average assumptions
Discount rate	1.5%-3.5%	1.3%-5.5%	1.8%-5.5%
Expected return on assets	1.8%-4.0%	1.8%-4.5%	1.8%-4.5%
Rate of compensation increases	3.0%-5.0%	3.0%-4.5%	3.0%-4.0%
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
The following table presents losses recognized in accumulated other comprehensive income (loss) related to the Company's foreign defined benefit pension plans:

	Year ended June 30,
(In thousands)	2013	2012
Unrecognized transition obligation	$1,029	$1,868
Unrecognized prior service cost	278	392
Unrealized net loss	22,633	15,408
Amount recognized	$23,940	$17,668
Losses in accumulated other comprehensive income (loss) related to the Company's foreign defined benefit pension plans expected to be recognized as components of net periodic benefit cost over the fiscal year ending June 30, 2014 are as follows:

(In thousands)	Year ending June 30, 2014
Unrecognized transition obligation	$261
Unrecognized prior service cost	52
Unrealized net loss	884
Amount expected to be recognized	$1,197

The components of the Company's net periodic cost relating to its foreign subsidiaries' defined pension plans are as follows:

	Year ended June 30,
(In thousands)	2013	2012	2011
Components of net periodic pension cost
Service cost	$3,399	$3,355	$3,184
Interest cost	1,320	1,406	1,270
Return on plan assets	(315)	(309)	(289)
Amortization of transitional obligation	372	380	366
Amortization of prior service cost	58	64	61
Amortization of net loss	633	292	178
Adjustment	(1,436)	—	—
Net periodic pension cost	$4,031	$5,188	$4,770
Fair Value of Plan Assets
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of inputs used to measure fair value of plan assets are described in Note 2, “Fair Value Measurements”.
The foreign plans’ investments are managed by third-party trustees consistent with the regulations or market practice of the country where the assets are invested. The Company is not actively involved in the investment strategy, nor does it have control over the target allocation of these investments. These investments made up 100% of total foreign plan assets in the fiscal years ended June 30, 2013, 2012 and 2011.
The expected aggregate employer contribution for the foreign plans during the fiscal year ending June 30, 2014 is $1.6 million.
The total benefits to be paid from the foreign pension plans are not expected to exceed $2.6 million in any year through the fiscal year ending June 30, 2023.
Foreign plan assets measured at fair value on a recurring basis consisted of the following investment categories as of June 30, 2013:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$9,688	$9,688	$—
Government, municipal securities, and other	3,629	—	3,629
Total assets measured at fair value	$13,317	$9,688	$3,629
 Concentration of Risk
The Company manages a variety of risks, including market, credit and liquidity risks, across its plan assets through its investment managers. The Company defines a concentration of risk as an undiversified exposure to one of the above-mentioned risks that increases the exposure of the loss of plan assets unnecessarily. The Company monitors exposure to such risks in the foreign plans by monitoring the magnitude of the risk in each plan and diversifying the Company's exposure to such risks across a variety of instruments, markets and counterparties. As of June 30, 2013, the Company did not have concentrations of risk in any single entity, manager, counterparty, sector, industry or country.

NOTE 11 — INCOME TAXES
The components of income before income taxes are as follows:

	Year ended June 30,
(In thousands)	2013	2012	2011
Domestic income before income taxes	$420,862	$607,146	$752,163
Foreign income before income taxes	269,759	366,948	357,903
Total income before income taxes	$690,621	$974,094	$1,110,066
The provision for income taxes is comprised of the following:

(In thousands)	Year ended June 30,
	2013	2012	2011
Current:
Federal	$118,888	$(699)	$225,192
State	4,404	51	2,095
Foreign	25,112	24,383	31,578
	$148,404	$23,735	$258,865
Deferred:
Federal	$(2,552)	$188,882	$40,908
State	(1,036)	3,721	26,458
Foreign	2,656	1,741	(10,653)
	(932)	194,344	56,713
Provision for income taxes	$147,472	$218,079	$315,578
 For the fiscal year ended June 30, 2013, actual current tax liabilities were lower than reflected in the table above by $6.9 million primarily due to a benefit for a deduction related to employee stock activity, which were recorded as increases to capital in excess of par value.
For the fiscal years ended June 30, 2012 and 2011, the Company did not recognize any benefit for a deduction related to employee stock activity. Therefore, the Company had not reduced actual current tax liabilities, or recorded any increases to capital in excess of par value, for either of these years in connection with such benefits.

The significant components of deferred income tax assets and liabilities are as follows:

(In thousands)	As of June 30,
	2013	2012
Deferred tax assets:
Tax credits and net operating losses	$77,512	$66,392
Employee benefits accrual	83,391	78,112
Stock-based compensation	37,091	37,300
Capitalized R&D expenses	34,791	57,192
Inventory reserves	79,866	57,736
Non-deductible reserves	42,256	45,682
Unearned revenue	12,010	9,991
Other	36,795	57,464
Gross deferred tax assets	403,712	409,869
Valuation allowance	(57,097)	(40,479)
Net deferred tax assets	$346,615	$369,390
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries not permanently reinvested	$(20,636)	$(22,746)
Depreciation and amortization	(13,204)	(10,202)
Deferred profit	(10,351)	(37,906)
Unrealized gain on investments	(572)	(1,070)
Total deferred tax liabilities	(44,763)	(71,924)
Total net deferred tax assets	$301,852	$297,466
As of June 30, 2013, the Company had U.S. federal, state and foreign net operating loss (“NOL”) carry-forwards of approximately $31.3 million, $100.6 million and $35.5 million, respectively. The U.S. federal net operating loss carry-forwards will expire at various dates beginning in 2023 through 2027. The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, it is not expected that such annual limitation will impair the realization of these NOLs. The state NOLs will begin to expire in 2017. State credits of $79.6 million will be carried over indefinitely. The foreign net operating loss carry-forwards will begin to expire in 2014.
The net deferred tax asset valuation allowance was $57.1 million as of June 30, 2013 and $40.5 million as of June 30, 2012. The change was primarily due to an increase in the valuation allowance related to state credit carry-forwards generated in the fiscal year ended June 30, 2013. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. Of the valuation allowance as of June 30, 2013, $49.1 million relates to state credit carry-forwards. The remainder of the valuation allowance relates primarily to foreign net operating loss carry-forwards.
 As of June 30, 2013, U.S. income taxes were not provided for on a cumulative total of approximately $1.2 billion of undistributed earnings for certain non-U.S. subsidiaries. If these undistributed earnings were repatriated to the United States, they would generate foreign tax credits to reduce the federal tax liability associated with the foreign dividend. Assuming full utilization of the foreign tax credits, the potential deferred tax liability associated with undistributed earnings would be approximately $387.5 million.
KLA-Tencor benefits from several tax holidays in Israel and Singapore where it manufactures certain of its products. These tax holidays are on approved investments and are scheduled to expire at varying times within the next one to eight years. However, of the tax holidays whose expiration will have a material impact on the Company's tax obligations, the soonest that any such tax holiday is scheduled to expire is during the fiscal year ending June 30, 2020. The Company was in compliance with all the terms and conditions of the tax holidays as of June 30, 2013. The net impact of these tax holidays was to decrease the Company’s tax expense by approximately $25.8 million, $53.3 million and $30.4 million in the fiscal years ended June 30, 2013, 2012 and 2011, respectively. The benefits of the tax holidays on diluted net income per share were $0.15, $0.31 and $0.18 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

The reconciliation of the United States federal statutory income tax rate to KLA-Tencor’s effective income tax rate is as follows:

	Year ended June 30,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.3%	0.4%	2.5%
Effect of foreign operations taxed at various rates	(9.6)%	(9.9)%	(9.0)%
Research and development tax credit	(3.1)%	(1.1)%	(1.2)%
Net change in tax reserves	1.7%	(2.8)%	2.1%
Domestic manufacturing benefit	(1.6)%	(0.7)%	(1.9)%
Effect of stock-based compensation	(0.3)%	1.3%	1.4%
Other	(1.0)%	0.2%	(0.5)%
Effective income tax rate	21.4%	22.4%	28.4%
As of June 30, 2013, KLA-Tencor had cumulative windfalls in excess of shortfalls of approximately $6.9 million. Windfall tax benefits arise when a Company's tax deductions for employee stock activity exceeds book compensation for the same activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as income tax expense.
A reconciliation of gross unrecognized tax benefits is as follows:

	Year ended June 30,
(In thousands)	2013	2012	2011
Unrecognized tax benefits at the beginning of the period	$50,839	$78,337	$53,492
Increases for tax positions taken in prior years	2,701	4,172	5,228
Decreases for tax positions taken in prior years	(905)	(1,002)	—
Increases for tax positions taken in current year	12,709	15,663	32,152
Decreases for settlements with taxing authorities	(3,907)	(43,464)	(11,786)
Decreases for lapsing of statutes of limitations	(1,943)	(2,867)	(749)
Unrecognized tax benefits at the end of the period	$59,494	$50,839	$78,337

The amount of unrecognized tax benefits that would impact the effective tax rate was $59.5 million as of June 30, 2013. KLA-Tencor’s policy is to include interest and penalties related to unrecognized tax benefits within interest income and other, net. The amount of interest and penalties accrued as of June 30, 2013 and 2012 was approximately $6.0 million and $4.6 million, respectively.
The Company is subject to federal income tax examinations for all years beginning from the fiscal year ended June 30, 2010. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2009. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2009. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from any future examinations of these years.
It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that it may recognize up to $7.2 million of its existing unrecognized tax benefits within the next 12 months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
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

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Year ended June 30,
(In thousands)	2013	2012
Receivables sold under factoring agreements	$144,307	$368,894
Proceeds from sales of LCs	$3,808	$30,142
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $9.2 million, $9.0 million and $8.5 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2014	$7,451
2015	5,319
2016	4,224
2017	3,401
2018	2,185
2019 and thereafter	819
Total minimum lease payments	$23,399
Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company's liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $248 million as of June 30, 2013 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of June 30, 2013, the Company had committed $61.0 million to future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
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

The following table provides the changes in the product warranty accrual for the indicated periods:

	Year ended June 30,
(In thousands)	2013	2012
Beginning balance	$46,496	$41,528
Accruals for warranties issued during the period	45,291	48,537
Changes in liability related to pre-existing warranties	2,507	3,971
Settlements made during the period	(51,691)	(47,540)
Ending balance	$42,603	$46,496
The Company maintains guarantee arrangements available through various financial institutions for up to $25.5 million, of which $23.3 million had been issued as of June 30, 2013, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company's subsidiaries in Europe and Asia.
KLA-Tencor is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from, or provides customers with other remedies to protect against, bodily injury or damage to personal property caused by the Company's products, non-compliance with the Company's product performance specifications, infringement by the Company's products of third-party intellectual property rights and a breach of warranties, representations and covenants related to matters such as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to and cooperating with the Company pursuant to the procedures specified in the particular contract. This usually allows the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company's obligations under these agreements may be limited in terms of amounts, activity (typically at the Company's option to replace or correct the products or terminate the agreement with a refund to the other party), and duration. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.
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
NOTE 13 — LITIGATION AND OTHER LEGAL MATTERS
Indemnification Obligations. As a result of the Company's indemnification obligations in connection with the litigation and government inquiries related to the Company's historical stock option practices, the Company was, in early fiscal year 2012, still paying defense costs for one former officer and employee facing an SEC civil action to which the Company was not a party. That former officer and the SEC settled the civil action. As a result, during the three months ended December 31, 2011, the Company and the former officer entered into an agreement that released each other from liabilities stemming from the former officer's employment with the Company and materially concluded the Company's indemnification obligations to the former officer. The terms of that release agreement have been appropriately considered within the accrual the Company has established for currently pending legal proceedings.
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
NOTE 14 — RESTRUCTURING CHARGES
The Company has in recent years undertaken a number of cost reduction activities, including workforce reductions, in an effort to lower its quarterly operating expense run rate. The program in the United States is accounted for in accordance with the authoritative guidance related to compensation for non-retirement post-employment benefits, whereas the programs in the Company's international locations are accounted for in accordance with the authoritative guidance for contingencies. During the fiscal year ended June 30, 2013, the Company recorded a $6.0 million net restructuring charge, of which $1.9 million was recorded to costs of revenues, $2.9 million was recorded to engineering, research and development expense and $1.2 million was recorded to selling, general and administrative expense. These charges represent the estimated minimum liability associated with expected termination benefits to be provided to employees after employment.
The following table shows the activity primarily related to severance and benefits expense for the fiscal years ended June 30, 2013 and 2012:

	Year ended June 30,
(In thousands)	2013	2012
Beginning balance	$2,795	$1,861
Restructuring costs	6,633	6,712
Adjustments	(590)	(651)
Cash payments	(4,891)	(5,127)
Ending balance	$3,947	$2,795
Substantially all of the remaining accrued restructuring balance related to the Company’s workforce reductions is expected to be paid out by the end of calendar year 2013.
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
Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the consolidated financial statements for the indicated periods were as follows:

(In thousands)	Location in Financial Statements	Year ended June 30,
		2013	2012
Derivatives Designated as Hedging Instruments
Gains (losses) in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$4,929	$(1,184)
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$2,124	$(185)
	Costs of revenues	(641)	(25)
	Total gains (losses) reclassified from accumulated OCI into income (effective portion)	$1,483	$(210)
Gains recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Interest income and other, net	$946	$120
Derivatives Not Designated as Hedging Instruments
Gains (losses) recognized in income	Interest income and other, net	$14,275	$(11,596)
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, as of the dates indicated below was as follows:

(In thousands)	As of June 30, 2013	As of June 30, 2012
Cash flow hedge contracts
Purchase	$14,641	$14,689
Sell	$35,178	$29,362
Other foreign currency hedge contracts
Purchase	$99,175	$121,965
Sell	$97,901	$126,827

The locations and fair value amounts of the Company’s derivative instruments reported in its Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2013	June 30, 2012	Balance Sheet Location	June 30, 2013	June 30, 2012
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$362	$128	Other current liabilities	$384	$736
Total derivatives designated as hedging instruments		$362	$128		$384	$736
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$3,654	$1,279	Other current liabilities	$1,789	$1,173
Total derivatives not designated as hedging instruments		$3,654	$1,279		$1,789	$1,173
Total derivatives		$4,016	$1,407		$2,173	$1,909
The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the indicated periods:

(In thousands)	Year ended June 30, 2013
Beginning balance	$(962)
Amount reclassified to income	(1,483)
Net change	4,929
Ending balance	$2,484
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
The Company's significant operations outside the United States include manufacturing facilities in Singapore, Israel, Belgium, Germany and China, and sales, marketing and service offices in Western Europe, Japan and the Asia Pacific regions. For geographical revenue reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist primarily of net property and equipment and are attributed to the geographic region in which they are located.

The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

(Dollar amounts in thousands)	Year ended June 30,
	2013		2012		2011
Revenues:
North America	$846,125	30%	$675,034	21%	$610,955	19%
Taiwan	936,445	33%	872,583	28%	864,378	27%
Japan	310,204	11%	415,475	13%	413,208	13%
Europe & Israel	211,121	7%	323,902	10%	340,249	11%
Korea	292,724	10%	611,462	19%	480,488	15%
Rest of Asia	246,162	9%	273,488	9%	465,889	15%
Total	$2,842,781	100%	$3,171,944	100%	$3,175,167	100%
The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

(Dollar amounts in thousands)	Year ended June 30,
	2013		2012		2011
Revenues:
Defect inspection	$1,594,128	56%	$1,827,077	58%	$2,027,759	64%
Metrology	540,835	19%	675,456	21%	491,563	15%
Service	595,634	21%	574,189	18%	561,729	18%
Other	112,184	4%	95,222	3%	94,116	3%
Total	$2,842,781	100%	$3,171,944	100%	$3,175,167	100%

Long-lived assets by geographic region as of the dates indicated below were as follows:

	As of June 30,
(In thousands)	2013	2012
Long-lived assets:
United States	$215,136	$211,315
Europe	49,556	62,357
Singapore	44,957	43,528
Israel	28,374	14,935
Rest of Asia	9,736	10,230
Total	$347,759	$342,365
NOTE 17 — SALE OF REAL ESTATE ASSETS
During the fiscal year ended June 30, 2011, the Company completed the sale of its remaining real estate properties in San Jose, California. The sale transaction, which closed on December 9, 2010, resulted in proceeds to the Company of $18.2 million and a gain on sale of $1.4 million recorded as an offset to selling, general and administrative expenses.

NOTE 18 — RELATED PARTY TRANSACTIONS
During the fiscal years ended June 30, 2013, 2012 and 2011, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member, including JDS Uniphase Corporation, Cisco Systems, Inc., Freescale Semiconductor, Inc., Avago Technologies Ltd. and SAP AG. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Year ended June 30,
(In thousands)	2013	2012	2011
Total revenues	$6,854	$5,684	$379
Total purchases	$4,460	$7,555	$7,171
 The Company had a receivable balance from these parties of $0.9 million and $1.9 million as of June 30, 2013 and 2012, respectively. Management believes that such transactions are at arm's length and on similar terms as would have been obtained from unaffiliated third parties.
NOTE 19 — SUBSEQUENT EVENTS
On July 9, 2013, the Company announced that its Board of Directors had authorized an increase in the level of the Company's quarterly dividend from $0.40 to $0.45 per share. On August 6, 2013, the Company declared a quarterly cash dividend of $0.45 per share on the outstanding shares of the Company’s common stock, to be paid on September 3, 2013 to stockholders of record on August 16, 2013.
NOTE 20 — QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended June 30, 2013 and 2012.

(In thousands, except per share data)	First quarter ended September 30, 2012	Second quarter ended December 31, 2012	Third quarter ended March 31, 2013	Fourth quarter ended June 30, 2013
Total revenues	$720,709	$673,011	$729,029	$720,032
Total costs and operating expenses	$534,152	$519,764	$526,783	$532,397
Gross margin	$403,484	$369,096	$419,521	$413,228
Income from operations	$186,557	$153,247	$202,246	$187,635
Net income	$135,367	$106,630	$166,382	$134,770
Net income per share:
Basic(1)	$0.81	$0.64	$1.00	$0.81
Diluted(1)	$0.80	$0.63	$0.98	$0.80

(In thousands, except per share data)	First quarter ended September 30, 2011	Second quarter ended December 31, 2011	Third quarter ended March 31, 2012	Fourth quarter ended June 30, 2012
Total revenues	$796,476	$642,482	$840,521	$892,465
Total costs and operating expenses	$542,187	$483,019	$556,247	$574,166
Gross margin	$456,127	$369,627	$485,372	$530,802
Income from operations	$254,289	$159,463	$284,274	$318,299
Net income	$191,995	$110,797	$205,346	$247,877
Net income per share:
Basic(1)	$1.15	$0.67	$1.23	$1.48
Diluted(1)	$1.13	$0.66	$1.21	$1.46
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders of KLA-Tencor Corporation
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of KLA-Tencor Corporation and its subsidiaries at June 30, 2013 and June 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
August 8, 2013

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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2013.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
For the information required by this Item, see “Proposal Two: Ratification of Appointment of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm for the Fiscal Year Ending June 30, 2014” in the Proxy Statement, which is incorporated herein by reference.

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
3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 8, 2012	8-K	No. 000-09992	3.1	November 13, 2012
3.4	Amended and Restated Bylaws of the Company effective as of November 7, 2012	8-K	No. 000-09992	3.2	November 13, 2012
4.1	Indenture dated as of May 2, 2008 between the Company and Wells Fargo Bank, N.A., as trustee	8-K	No. 000-09992	4.1	May 6, 2008
4.2	Form of 6.900% Senior Notes Due 2018 (included in Exhibit 4.1)	8-K	No. 000-09992	4.2	May 6, 2008
10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.2	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004
10.3	2000 Nonstatutory Stock Option Plan (as amended August 2, 2002)*	S-8	No. 333-100166	10.3	September 27, 2002
10.4	2004 Equity Incentive Plan (as amended and restated)*	8-K	No. 000-09992	10.46	October 8, 2009
10.5	Rules of the Company’s 2004 Equity Incentive Plan for the Grant of Restricted Stock Units to Participants in France*	10-Q	No. 000-09992	10.50	January 30, 2009
10.6	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006
10.7	Option Grant Notification Form*	8-K	No. 000-09992	10.1	September 29, 2005
10.8	Form of Restricted Stock Unit Award Notification (Performance-Vesting)*	8-K	No. 000-09992	10.19	September 20, 2006
10.9	Form of Restricted Stock Unit Award Notification (Performance-Vesting) (approved August 2012)*	8-K	No. 000-09992	10.2	August 2, 2012
10.10	Form of Restricted Stock Unit Award Notification (Service-Vesting)*	10-K	No. 000-09992	10.17	August 7, 2008
10.11	Form of Restricted Stock Unit Award Notification (Service-Vesting) (approved August 2012)*	8-K	No. 000-09992	10.1	August 2, 2012
10.12	Form of Restricted Stock Unit Agreement*	8-K	No. 000-09992	10.20	September 20, 2006
10.13	Form of Restricted Stock Unit Agreement for U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.44	January 30, 2009
10.14	Form of Restricted Stock Unit Agreement for French Participants (approved December 2008)*	10-Q	No. 000-09992	10.45	January 30, 2009
10.15	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.46	January 30, 2009
10.16	Form of Stock Option Amendment and Special Bonus Agreement (with Chief Executive Officer)*	8-K	No. 000-09992	99.1	January 5, 2007
10.17	Form of Stock Option Amendment and Special Bonus Agreement*	8-K	No. 000-09992	99.1	November 13, 2007
10.18	Amended and Restated 1997 Employee Stock Purchase Plan (as amended February 11, 2011)*	10-Q	No. 000-09992	10.47	April 29, 2011
10.19	Amended and Restated 1997 Employee Stock Purchase Plan (as amended February 7, 2013)*	10-Q	No. 000-09992	10.46	April 26, 2013
10.20	KLA Instruments Corporation Restated 1982 Stock Option Plan (as amended November 18, 1996)*	S-8	No. 333-22941	10.74	March 7, 1997
10.21	Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(1)	(1)	(1)	(1)
10.22	Amendment No. 1 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(2)	(2)	(2)	(2)
10.23	Amendment No. 2 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(3)	(3)	(3)	(3)
10.24	Amendment No. 3 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(4)	(4)	(4)	(4)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.25	Amendment No. 4 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(5)	(5)	(5)	(5)
10.26	ADE Corporation’s 1995 Stock Option Plan*	(6)	(6)	(6)	(6)
10.27	ADE Corporation 1997 Employee Stock Option Plan*	(7)	(7)	(7)	(7)
10.28	Amendment to ADE Corporation’s 1997 Employee Stock Option Plan dated April 7, 1999*	(8)	(8)	(8)	(8)
10.29	ADE Corporation’s 2000 Employee Stock Option Plan (as amended)*	(9)	(9)	(9)	(9)
10.30	Form of Indemnification Agreement for Directors and Executive Officers*	10-K	No. 000-09992	10.3	September 29, 1997
10.31	KLA-Tencor Corporation Performance Bonus Plan*	DEF 14A	No. 000-09992	App. B	September 24, 2009
10.32	Fiscal Year 2011 Performance Bonus Plan *+	10-Q	No. 000-09992	10.45	October 28, 2010
10.33	Fiscal Year 2012 Executive Incentive Plan*+	10-Q	No. 000-09992	10.43	October 27, 2011
10.34	Fiscal Year 2013 Executive Incentive Plan*+	10-Q	No. 000-09992	10.41	October 26, 2012
10.35	Executive Deferred Savings Plan (as amended and restated effective November 2, 2011)*	10-Q	No. 000-09992	10.44	January 27, 2012
10.36	Executive Deferred Savings Plan (as amended and restated effective February 8, 2012)*	10-Q	No. 000-09992	10.45	April 27, 2012
10.37	Executive Deferred Savings Plan (as amended and restated effective November 7, 2012)*	10-Q	No. 000-09992	10.42	January 25, 2013
10.38	Executive Severance Plan (as amended and restated November 8, 2012)*	10-Q	No. 000-09992	10.43	January 25, 2013
10.39	2010 Executive Severance Plan (as amended and restated November 7, 2012)*	10-Q	No. 000-09992	10.44	January 25, 2013
10.40	Agreement by and between the Company and Ben Tsai (as amended and restated)*	10-K	No. 000-09992	10.26	January 29, 2007
10.41	Letter Agreement by and between the Company and Brian M. Martin*	10-Q	No. 000-09992	10.28	May 7, 2007
10.42	Letter Agreement by and between the Company and Mark Dentinger*	10-Q	No. 000-09992	10.43	October 31, 2008
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract, plan or arrangement

+	Confidential treatment has been requested as to a portion of this exhibit.

(1)	Incorporated by reference to Exhibit 10.22 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Commission File No. 000-26911).

(2)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Registration Statement on Form S-8, filed February 22, 2002 (Commission File No. 333-83282).

(3)	Incorporated by reference to Exhibit 99.1 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).

(4)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).

(5)	Incorporated by reference to Exhibit 10.21 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005 (Commission File No. 000-26911).

(6)	Incorporated by reference to Exhibit 10.2 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (Commission File No. 000-26714).

(7)	Incorporated by reference to Exhibit 10.3 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 1999 (Commission File No. 000-26714).

(8)	Incorporated by reference to Exhibit 4.3 to ADE Corporation’s Registration Statement on Form S-8, filed February 18, 1998 (Commission File No. 333-46505).

(9)	Incorporated by reference to Exhibit 10.4 to ADE Corporation’s Registration Statement on Form S-1 (Commission File No. 33-96408).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLA-Tencor Corporation

August 8, 2013	By:	/S/ RICHARD P. WALLACE
(Date)		Richard P. Wallace
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD P. WALLACE	President, Chief Executive Officer and Director (principal executive officer)	August 8, 2013
Richard P. Wallace

/s/ MARK P. DENTINGER	Executive Vice President and Chief Financial Officer (principal financial officer)	August 8, 2013
Mark P. Dentinger

/s/ VIRENDRA A. KIRLOSKAR	Senior Vice President and Chief Accounting Officer (principal accounting officer)	August 8, 2013
Virendra A. Kirloskar

/s/ EDWARD W. BARNHOLT	Chairman of the Board and Director	August 8, 2013
Edward W. Barnholt

/s/ ROBERT T. BOND	Director	August 8, 2013
Robert T. Bond

/s/ ROBERT M. CALDERONI	Director	August 8, 2013
Robert M. Calderoni

/s/ JOHN T. DICKSON	Director	August 8, 2013
John T. Dickson

/s/ EMIKO HIGASHI	Director	August 8, 2013
Emiko Higashi

/s/ STEPHEN P. KAUFMAN	Director	August 8, 2013
Stephen P. Kaufman

/s/ KEVIN J. KENNEDY	Director	August 8, 2013
Kevin J. Kennedy

/s/ KIRAN M. PATEL	Director	August 8, 2013
Kiran M. Patel

/s/ DAVID C. WANG	Director	August 8, 2013
David C. Wang

SCHEDULE II
Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Expense	Deductions/ Adjustments	Balance at End of Period
Fiscal Year Ended June 30, 2011:
Allowance for Doubtful Accounts	$31,874	$—	$(9,768)	$22,106
Allowance for Deferred Tax Assets	$44,184	$—	$(13,462)	$30,722
Fiscal Year Ended June 30, 2012:
Allowance for Doubtful Accounts	$22,106	$300	$(79)	$22,327
Allowance for Deferred Tax Assets	$30,722	$—	$9,757	$40,479
Fiscal Year Ended June 30, 2013:
Allowance for Doubtful Accounts	$22,327	$—	$(192)	$22,135
Allowance for Deferred Tax Assets	$40,479	$—	$16,618	$57,097

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 8, 2012	8-K	No. 000-09992	3.1	November 13, 2012
3.4	Amended and Restated Bylaws of the Company effective as of November 7, 2012	8-K	No. 000-09992	3.2	November 13, 2012
4.1	Indenture dated as of May 2, 2008 between the Company and Wells Fargo Bank, N.A., as trustee	8-K	No. 000-09992	4.1	May 6, 2008
4.2	Form of 6.900% Senior Notes Due 2018 (included in Exhibit 4.1)	8-K	No. 000-09992	4.2	May 6, 2008
10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998
10.2	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004
10.3	2000 Nonstatutory Stock Option Plan (as amended August 2, 2002)*	S-8	No. 333-100166	10.3	September 27, 2002
10.4	2004 Equity Incentive Plan (as amended and restated)*	8-K	No. 000-09992	10.46	October 8, 2009
10.5	Rules of the Company’s 2004 Equity Incentive Plan for the Grant of Restricted Stock Units to Participants in France*	10-Q	No. 000-09992	10.50	January 30, 2009
10.6	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006
10.7	Option Grant Notification Form*	8-K	No. 000-09992	10.1	September 29, 2005
10.8	Form of Restricted Stock Unit Award Notification (Performance-Vesting)*	8-K	No. 000-09992	10.19	September 20, 2006
10.9	Form of Restricted Stock Unit Award Notification (Performance-Vesting) (approved August 2012)*	8-K	No. 000-09992	10.2	August 2, 2012
10.10	Form of Restricted Stock Unit Award Notification (Service-Vesting)*	10-K	No. 000-09992	10.17	August 7, 2008
10.11	Form of Restricted Stock Unit Award Notification (Service-Vesting) (approved August 2012)*	8-K	No. 000-09992	10.1	August 2, 2012
10.12	Form of Restricted Stock Unit Agreement*	8-K	No. 000-09992	10.20	September 20, 2006
10.13	Form of Restricted Stock Unit Agreement for U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.44	January 30, 2009

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.14	Form of Restricted Stock Unit Agreement for French Participants (approved December 2008)*	10-Q	No. 000-09992	10.45	January 30, 2009
10.15	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.46	January 30, 2009
10.16	Form of Stock Option Amendment and Special Bonus Agreement (with Chief Executive Officer)*	8-K	No. 000-09992	99.1	January 5, 2007
10.17	Form of Stock Option Amendment and Special Bonus Agreement*	8-K	No. 000-09992	99.1	November 13, 2007
10.18	Amended and Restated 1997 Employee Stock Purchase Plan (as amended February 11, 2011)*	10-Q	No. 000-09992	10.47	April 29, 2011
10.19	Amended and Restated 1997 Employee Stock Purchase Plan (as amended February 7, 2013)*	10-Q	No. 000-09992	10.46	April 26, 2013
10.20	KLA Instruments Corporation’s Restated 1982 Stock Option Plan (as amended November 18, 1996)*	S-8	No. 333-22941	10.74	March 7, 1997
10.21	Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(1)	(1)	(1)	(1)
10.22	Amendment No. 1 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(2)	(2)	(2)	(2)
10.23	Amendment No. 2 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(3)	(3)	(3)	(3)
10.24	Amendment No. 3 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(4)	(4)	(4)	(4)
10.25	Amendment No. 4 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(5)	(5)	(5)	(5)
10.26	ADE Corporation’s 1995 Stock Option Plan*	(6)	(6)	(6)	(6)
10.27	ADE Corporation’s 1997 Employee Stock Option Plan*	(7)	(7)	(7)	(7)
10.28	Amendment to ADE Corporation’s 1997 Employee Stock Option Plan dated April 7, 1999*	(8)	(8)	(8)	(8)
10.29	ADE Corporation’s 2000 Employee Stock Option Plan (as amended)*	(9)	(9)	(9)	(9)
10.30	Form of Indemnification Agreement for Directors and Executive Officers*	10-K	No. 000-09992	10.3	September 29, 1997
10.31	KLA-Tencor Corporation Performance Bonus Plan*	DEF 14A	No. 000-09992	App. B	September 24, 2009
10.32	Fiscal Year 2011 Performance Bonus Plan *+	10-Q	No. 000-09992	10.45	October 28, 2010
10.33	Fiscal Year 2012 Executive Incentive Plan*+	10-Q	No. 000-09992	10.43	October 27, 2011
10.34	Fiscal Year 2013 Executive Incentive Plan*+	10-Q	No. 000-09992	10.41	October 26, 2012

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.35	Executive Deferred Savings Plan (as amended and restated effective November 2, 2011)*	10-Q	No. 000-09992	10.44	January 27, 2012
10.36	Executive Deferred Savings Plan (as amended and restated effective February 8, 2012)*	10-Q	No. 000-09992	10.45	April 27, 2012
10.37	Executive Deferred Savings Plan (as amended and restated effective November 7, 2012)*	10-Q	No. 000-09992	10.42	January 25, 2013
10.38	Executive Severance Plan (as amended and restated November 8, 2012)*	10-Q	No. 000-09992	10.43	January 25, 2013
10.39	2010 Executive Severance Plan (as amended and restated November 7, 2012)*	10-Q	No. 000-09992	10.44	January 25, 2013
10.40	Agreement by and between the Company and Ben Tsai (as amended and restated)*	10-K	No. 000-09992	10.26	January 29, 2007
10.41	Letter Agreement by and between the Company and Brian M. Martin*	10-Q	No. 000-09992	10.28	May 7, 2007
10.42	Letter Agreement by and between the Company and Mark Dentinger*	10-Q	No. 000-09992	10.43	October 31, 2008
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract, plan or arrangement.

+	Confidential treatment has been requested as to a portion of this exhibit.

(1)	Incorporated by reference to Exhibit 10.22 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Commission File No. 000-26911).

(2)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Registration Statement on Form S-8, filed February 22, 2002 (Commission File No. 333-83282).

(3)	Incorporated by reference to Exhibit 99.1 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).

(4)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).

(5)	Incorporated by reference to Exhibit 10.21 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005 (Commission File No. 000-26911).

(6)	Incorporated by reference to Exhibit 10.2 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (Commission File No. 000-26714).

(7)	Incorporated by reference to Exhibit 10.3 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 1999 (Commission File No. 000-26714).

(8)	Incorporated by reference to Exhibit 4.3 to ADE Corporation’s Registration Statement on Form S-8, filed February 18, 1998 (Commission File No. 333-46505).

(9)	Incorporated by reference to Exhibit 10.4 to ADE Corporation’s Registration Statement on Form S-1 (Commission File No. 33-96408).