Form 10-Q
period 2013-09-30
KLA TENCOR CORP
filed 2013-10-25
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
As of October 11, 2013, there were 166,649,418 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$904,949	$985,390
Marketable securities	2,046,926	1,933,491
Accounts receivable, net	440,674	524,610
Inventories	660,276	634,448
Deferred income taxes	191,449	198,525
Other current assets	110,464	75,039
Total current assets	4,354,738	4,351,503
Land, property and equipment, net	319,837	305,281
Goodwill	326,556	326,635
Purchased intangibles, net	30,022	34,515
Other non-current assets	252,399	269,423
Total assets	$5,283,552	$5,287,357
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,716	$115,680
Deferred system profit	165,931	157,965
Unearned revenue	54,363	60,838
Other current liabilities	500,100	527,049
Total current liabilities	835,110	861,532
Non-current liabilities:
Long-term debt	747,511	747,376
Pension liabilities	59,578	57,959
Income tax payable	58,995	59,494
Unearned revenue	54,918	42,228
Other non-current liabilities	36,277	36,616
Total liabilities	1,792,389	1,805,205
Commitments and contingencies (Note 11 and Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	1,178,784	1,159,565
Retained earnings	2,344,270	2,359,233
Accumulated other comprehensive income (loss)	(31,891)	(36,646)
Total stockholders’ equity	3,491,163	3,482,152
Total liabilities and stockholders’ equity	$5,283,552	$5,287,357

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
(In thousands, except per share data)	2013	2012
Revenues:
Product	$501,740	$574,078
Service	156,597	146,631
Total revenues	658,337	720,709
Costs and operating expenses:
Costs of revenues	277,657	317,225
Engineering, research and development	132,273	119,742
Selling, general and administrative	98,496	97,185
Total costs and operating expenses	508,426	534,152
Income from operations	149,911	186,557
Interest income and other, net	3,615	3,488
Interest expense	13,662	13,503
Income before income taxes	139,864	176,542
Provision for income taxes	28,667	41,175
Net income	$111,197	$135,367
Net income per share:
Basic	$0.67	$0.81
Diluted	$0.66	$0.80
Cash dividends declared per share	$0.45	$0.40
Weighted average number of shares:
Basic	165,886	166,531
Diluted	168,734	169,824

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	September 30,
(In thousands)	2013	2012
Net income	$111,197	$135,367
Other comprehensive income:
Currency translation adjustments:
Change in currency translation adjustments	5,110	6,622
Change in income tax benefit or expense	(1,315)	(1,677)
Net change related to currency translation adjustments	3,795	4,945
Cash flow hedges:
Change in net unrealized gains or losses	(291)	(241)
Reclassification adjustments for gains or losses included in net income	(2,516)	1,092
Change in income tax benefit or expense	1,005	(303)
Net change related to cash flow hedges	(1,802)	548
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	199	157
Available-for-sale investments:
Change in net unrealized gains or losses	4,139	3,917
Reclassification adjustments for gains or losses included in net income	(234)	(309)
Change in income tax benefit or expense	(1,342)	(1,226)
Net change related to available-for-sale securities	2,563	2,382
Other comprehensive income	4,755	8,032
Total comprehensive income	$115,952	$143,399

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended September 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$111,197	$135,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,637	24,016
Asset impairment charges	—	1,327
Non-cash stock-based compensation expense	19,219	18,984
Excess tax benefit from equity awards	(18,605)	(7,026)
Net gain on sale of marketable securities and other investments	(234)	(309)
Changes in assets and liabilities:
Decrease in accounts receivable, net	85,771	166,855
Increase in inventories	(29,805)	(39,289)
Decrease (increase) in other assets	(9,425)	19,676
Decrease in accounts payable	(1,058)	(23,104)
Increase (decrease) in deferred system profit	7,966	(5,292)
Decrease in other liabilities	(8,415)	(45,812)
Net cash provided by operating activities	177,248	245,393
Cash flows from investing activities:
Capital expenditures, net	(21,751)	(20,272)
Purchase of available-for-sale securities	(348,031)	(448,149)
Proceeds from sale of available-for-sale securities	203,541	227,568
Proceeds from maturity of available-for-sale securities	32,058	75,578
Purchase of trading securities	(20,851)	(11,168)
Proceeds from sale of trading securities	18,366	9,322
Net cash used in investing activities	(136,668)	(167,121)
Cash flows from financing activities:
Issuance of common stock	41,047	23,250
Tax withholding payments related to vested and released restricted stock units	(48,264)	(18,961)
Common stock repurchases	(60,504)	(68,317)
Payment of dividends to stockholders	(74,617)	(66,629)
Excess tax benefit from equity awards	18,605	7,026
Net cash used in financing activities	(123,733)	(123,631)
Effect of exchange rate changes on cash and cash equivalents	2,712	4,007
Net decrease in cash and cash equivalents	(80,441)	(41,352)
Cash and cash equivalents at beginning of period	985,390	751,294
Cash and cash equivalents at end of period	$904,949	$709,942
Supplemental cash flow disclosures:
Income taxes paid, net	$19,052	$27,909
Interest paid	$217	$233
Non-cash investing activities
Purchase of land, property and equipment	$1,798	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC on August 8, 2013.
The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2014.
Certain reclassifications have been made to the prior year’s Condensed Consolidated Balance Sheet and notes to conform to the current year presentation. The reclassifications had no effect on the Condensed Consolidated Statements of Operations or Cash Flows.
Management Estimates. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying the Company's accounting policies that affect the reported amounts of assets and liabilities (and related disclosure of contingent assets and liabilities) at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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

Recent Accounting Pronouncements. In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update requiring an increase in the prominence of items reported in other comprehensive income. The amendment eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and required that total comprehensive income, the components of net income, and the components of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment became effective for the Company's interim period ended September 30, 2012. In February 2013, the FASB issued an accounting standard update on the reporting of reclassifications out of accumulated other comprehensive income of various components, which was originally deferred by the FASB in December 2011. The February 2013 update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this update requires an entity to present parenthetically (on the face of the financial statements, in the notes, or in some cases, cross-referenced to related footnote disclosures) significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amendment reflected in the February 2013 update became effective prospectively for the Company's interim period ended September 30, 2013. Early adoption was permitted. The amendment reflected in the February 2013 update did not have an impact on the Company's financial position, results of operations or cash flows as it is disclosure-only in nature.
In December 2011, the FASB issued an accounting standard update requiring enhanced disclosure about certain financial instruments and derivative instruments that are offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirement became effective retrospectively for the Company's interim period ended September 30, 2013. The disclosure requirement did not have an impact on the Company's financial position, results of operations or cash flows as it is disclosure-only in nature.
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, the Company’s unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. This accounting standard update will be effective for the Company's interim period ending September 30, 2014 and applied prospectively with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
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
All of the Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of September 30, 2013, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. As of September 30, 2013, the types of instruments valued based on quoted market prices in active markets included money market funds, U.S. Treasury securities, equity securities and certain U.S. Government agency securities and sovereign securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
As of September 30, 2013, the types of instruments valued based on other observable inputs included corporate debt securities, municipal securities and certain U.S. Government agency securities and sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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
Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of September 30, 2013 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Corporate debt securities	$27,600	$—	$27,600
Money market and other	685,074	685,074	—
Marketable securities:
U.S. Treasury securities	147,236	147,236	—
U.S. Government agency securities	684,749	672,502	12,247
Municipal securities	104,533	—	104,533
Corporate debt securities	1,070,336	—	1,070,336
Sovereign securities	33,202	8,498	24,704
Equity securities	2,128	2,128	—
Total cash equivalents and marketable securities(1)	2,754,858	1,515,438	1,239,420
Other current assets:
Derivative assets	1,185	—	1,185
Other non-current assets:
Executive Deferred Savings Plan	147,926	102,112	45,814
Total financial assets(1)	$2,903,969	$1,617,550	$1,286,419
Liabilities
Other current liabilities:
Derivative liabilities	$(1,445)	$—	$(1,445)
Executive Deferred Savings Plan	(148,282)	(102,280)	(46,002)
Total financial liabilities	$(149,727)	$(102,280)	$(47,447)
________________
(1) Excludes cash of $176.3 million held in operating accounts and time deposits of $20.7 million as of September 30, 2013.

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
________________
(1) Excludes cash of $125.5 million held in operating accounts and time deposits of $43.4 million as of June 30, 2013.
There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three months ended September 30, 2013. The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of September 30, 2013 or June 30, 2013.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS
Balance Sheet Components

(In thousands)	As of September 30, 2013	As of June 30, 2013
Accounts receivable, net:
Accounts receivable, gross	$462,766	$546,745
Allowance for doubtful accounts	(22,092)	(22,135)
	$440,674	$524,610
Inventories:
Customer service parts	$182,560	$180,749
Raw materials	254,902	229,233
Work-in-process	170,104	176,704
Finished goods	52,710	47,762
	$660,276	$634,448
Other current assets:
Prepaid expenses	$37,146	$31,997
Prepaid income taxes	57,764	25,825
Other current assets	15,554	17,217
	$110,464	$75,039
Land, property and equipment, net:
Land	$41,834	$41,850
Buildings and leasehold improvements	276,893	272,920
Machinery and equipment	487,874	476,747
Office furniture and fixtures	20,837	20,701
Construction-in-process	19,324	16,604
	846,762	828,822
Less: accumulated depreciation and amortization	(526,925)	(523,541)
	$319,837	$305,281
Other non-current assets:
Executive Deferred Savings Plan(1)	$147,926	$136,461
Deferred tax assets – long-term	87,573	114,833
Other	16,900	18,129
	$252,399	$269,423
Other current liabilities:
Warranty	$37,314	$42,603
Executive Deferred Savings Plan(1)	148,282	137,849
Compensation and benefits	156,418	195,793
Income taxes payable	14,141	11,076
Interest payable	21,706	8,769
Other accrued expenses	122,239	130,959
	$500,100	$527,049

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. As of September 30, 2013, the Company had a deferred compensation plan related asset and liability included as a component of other non-current assets and other current liabilities on the Condensed Consolidated Balance Sheet.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“AOCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of June 30, 2013	$(22,467)	$(602)	$1,594	$(15,171)	$(36,646)
Other comprehensive income (loss) before reclassifications	5,110	4,139	(291)	313	9,271
Amounts reclassified from AOCI	—	(234)	(2,516)	—	(2,750)
Taxes (benefits)	(1,315)	(1,342)	1,005	(114)	(1,766)
Other comprehensive income (loss)	3,795	2,563	(1,802)	199	4,755
Balance as of September 30, 2013	$(18,672)	$1,961	$(208)	$(14,972)	$(31,891)
The effects on net income of amounts reclassified from AOCI for the three months ended September 30, 2013 were as follows (in thousands):

AOCI Components	Location	Amounts Reclassified from AOCI to the Consolidated Statement of Operations
Gains on cash flow hedges from foreign exchange contracts	Revenues	$2,450
	Costs of revenues	66
	Total before tax	2,516
Unrealized gains on available-for-sale investments	Interest income and other, net	234
Total amount reclassified from AOCI		$2,750
NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of September 30, 2013 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$147,198	$100	$(62)	$147,236
U.S. Government agency securities	684,400	754	(405)	684,749
Municipal securities	104,743	60	(270)	104,533
Corporate debt securities	1,095,912	2,919	(895)	1,097,936
Money market and other	685,074	—	—	685,074
Sovereign securities	33,198	18	(14)	33,202
Equity securities	1,360	768	—	2,128
Subtotal	2,751,885	4,619	(1,646)	2,754,858
Add: Time deposits(1)	20,713	—	—	20,713
Less: Cash equivalents	728,645	—	—	728,645
Marketable securities	$2,043,953	$4,619	$(1,646)	$2,046,926

As of June 30, 2013 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$93,940	$53	$(206)	$93,787
U.S. Government agency securities	598,471	569	(1,009)	598,031
Municipal securities	103,686	71	(302)	103,455
Corporate debt securities	1,103,438	2,353	(2,466)	1,103,325
Money market and other	817,608	—	—	817,608
Sovereign securities	33,799	25	(19)	33,805
Subtotal	2,750,942	3,071	(4,002)	2,750,011
Add: Time deposits(1)	43,413	—	—	43,413
Less: Cash equivalents	859,933	—	—	859,933
Marketable securities	$1,934,422	$3,071	$(4,002)	$1,933,491
________________

(1)	Time deposits excluded from fair value measurements.
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

As of September 30, 2013 (In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$30,627	$(62)
U.S. Government agency securities	248,191	(405)
Municipal securities	61,180	(270)
Corporate debt securities	367,513	(895)
Sovereign securities	21,127	(14)
Total	$728,638	$(1,646)
__________________

(1)	Of the total gross unrealized losses, the amount of total gross unrealized losses related to investments that had been in a continuous loss position for 12 months or more was immaterial.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company's Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of September 30, 2013 (In thousands)	Amortized Cost	Fair Value
Due within one year	$478,400	$480,079
Due after one year through three years	1,565,553	1,566,847
	$2,043,953	$2,046,926
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains on available-for-sale securities for the three months ended September 30, 2013 and September 30, 2012 were each $0.3 million. Realized losses on available-for-sale securities for the three months ended September 30, 2013 and September 30, 2012 were immaterial.

NOTE 5 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balances as of the dates indicated below:

(In thousands)	As of September 30, 2013	As of June 30, 2013
Gross goodwill balance	$604,126	$604,205
Accumulated impairment losses	(277,570)	(277,570)
Net goodwill balance	$326,556	$326,635
The changes in the gross goodwill balance since June 30, 2013 resulted from foreign currency translation adjustments.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination.
The Company has four reporting units: Defect Inspection, Metrology, Service, and Software and Other. As of September 30, 2013, substantially all of the goodwill balance resided in the Defect Inspection reporting unit.
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
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of September 30, 2013			As of June 30, 2013
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$133,659	$120,977	$12,682	$133,659	$119,106	$14,553
Patents	6-13 years	57,648	51,904	5,744	57,648	51,068	6,580
Trade name/Trademark	4-10 years	19,893	16,303	3,590	19,893	15,928	3,965
Customer relationships	6-7 years	54,680	46,674	8,006	54,680	45,263	9,417
Other	0-1 year	16,200	16,200	—	16,200	16,200	—
Total		$282,080	$252,058	$30,022	$282,080	$247,565	$34,515
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

For the three months ended September 30, 2013 and 2012, amortization expense for other intangible assets was $4.5 million and $7.2 million, respectively. Based on the intangible assets recorded as of September 30, 2013, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2014 (remaining 9 months)	$10,875
2015	12,752
2016	5,564
2017	806
2018	25
Total	$30,022

NOTE 6 – LONG-TERM DEBT
In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as of September 30, 2013.
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
Based on the trading prices of the debt on the applicable dates, the fair value of the debt as of September 30, 2013 and June 30, 2013 was $879.2 million and $872.3 million , respectively. While the debt is recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
NOTE 7 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
Under the Company’s current equity incentive program, the Company issues equity awards from its 2004 Equity Incentive Plan (the “2004 Plan”), which provides for the grant of options to purchase shares of its common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to its employees, consultants and members of its Board of Directors. The 2004 Plan currently permits the issuance of up to 32.0 million shares of common stock. Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are currently counted against the total number of shares issuable under the 2004 Plan as 1.8 shares for every one share subject thereto.

The following table summarizes the combined activity under the Company's equity incentive plans for the indicated period:

(In thousands)	Available For Grant
Balances as of June 30, 2013(1)	6,696
Restricted stock units granted(2)(3)	(1,224)
Restricted stock units canceled(2)	36
Options canceled/expired/forfeited	27
Plan shares expired(4)	(18)
Balances as of September 30, 2013(1)	5,517
__________________

(1)
Includes shares available for issuance under the 2004 Plan, as well as under the Company’s 1998 Outside Director Option Plan (the “Outside Director Plan”), which only permits the issuance of stock options to the Company’s non-employee members of the Board of Directors. As of September 30, 2013, 1.7 million shares were available for grant under the Outside Director Plan.

(2)	The number of restricted stock units provided in this row reflects the application of the 1.8x multiple described above.

(3)
Includes 0.3 million (reflected as 0.6 million shares in this table due to the application of the 1.8x multiple described above) restricted stock units granted to senior management during the three months ended September 30, 2013 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of September 30, 2013, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, granted during such fiscal period, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

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
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended September 30,
(In thousands)	2013	2012
Stock-based compensation expense by:
Costs of revenues	$3,177	$3,275
Engineering, research and development	5,408	5,463
Selling, general and administrative	10,634	10,246
Total stock-based compensation expense	$19,219	$18,984

The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of September 30, 2013	As of June 30, 2013
Inventory	$8,382	$8,098
Stock Options
The following table summarizes the activity and weighted-average exercise price for stock options under all plans during the three months ended September 30, 2013:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2013	1,663	$48.97
Granted	—	$—
Exercised	(820)	$49.98
Canceled/expired/forfeited	(27)	$50.42
Outstanding stock options as of September 30, 2013 (all outstanding and all vested and exercisable)	816	$47.92
The Company has not issued any stock options since November 1, 2007. The weighted-average remaining contractual terms for total options outstanding under all plans, and for total options vested and exercisable under all plans, as of September 30, 2013 were each 0.7 years. The aggregate intrinsic values for total options outstanding under all plans, and for total options vested and exercisable under all plans, as of September 30, 2013 were each $10.6 million.
The authoritative guidance on stock-based compensation permits companies to select the option-pricing model used to estimate the fair value of their stock-based compensation awards. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. For purposes of the fair value estimates presented in this report, the Company has based its expected stock price volatility assumption on the market-based implied volatility from traded options of the Company’s common stock. As of September 30, 2013, the Company had no unrecognized stock-based compensation balance related to stock options.
The following table shows the total intrinsic value of options exercised, total cash received from employees and non-employee Board members as a result of stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

	Three months ended September 30,
(In thousands)	2013	2012
Total intrinsic value of options exercised	$7,883	$3,927
Total cash received from employees and non-employee Board members as a result of stock option exercises	$41,047	$23,250
Tax benefits realized by the Company in connection with these exercises	$2,617	$1,294
The Company generally settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.

Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the three months ended September 30, 2013 and restricted stock units outstanding as of September 30, 2013 and June 30, 2013:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2013	5,374	$34.39
Granted(2)	680	$53.02
Vested and released	(1,457)	$32.46
Withheld for taxes	(814)	$32.46
Forfeited	(20)	$33.56
Outstanding restricted stock units as of September 30, 2013(2)	3,763	$38.93
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. Under the terms of the 2004 Plan, each of the share numbers presented in this column is multiplied by 1.8 to calculate the impact on the share reserve under the 2004 Plan.

(2)
Includes 0.3 million restricted stock units granted to senior management during the three months ended September 30, 2013 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of September 30, 2013, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

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
The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Three months ended September 30,
	2013	2012
Weighted-average grant date fair value per unit	$53.02	$51.65
Tax benefits realized by the Company in connection with vested and released restricted stock units	$40,606	$17,871
As of September 30, 2013, the unrecognized stock-based compensation expense balance related to restricted stock units was $116.8 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.8 years. The intrinsic value of outstanding restricted stock units as of September 30, 2013 was $229.0 million.

Cash-Based Long-Term Incentive Compensation
Starting in fiscal year 2013, the Company adopted a cash-based long-term incentive program for many of its employees as part of the Company's employee compensation program. During the three months ended September 30, 2013, the Company approved cash-based long-term incentive (“Cash LTI”) awards of $1.8 million under the Company's Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the three months ended September 30, 2013, the Company recognized $4.1 million in compensation expense under the Cash LTI Plan. As of September 30, 2013, the unrecognized compensation balance related to the Cash LTI Plan was $47.8 million, excluding the impact of estimated forfeitures.
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
The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended September 30,
	2013	2012
Stock purchase plan:
Expected stock price volatility	29.1%	30.2%
Risk-free interest rate	0.1%	0.1%
Dividend yield	2.9%	3.3%
Expected life of options (in years)	0.5	0.5
 No shares were purchased under the ESPP during the three months ended September 30, 2013 or 2012. The following table shows the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended September 30,
	2013	2012
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$786	$606
Weighted-average fair value per share based on Black-Scholes model	$11.80	$10.54
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of September 30, 2013, a total of 1.7 million shares were reserved and available for issuance under the ESPP. As of the date of this report, no additional shares have been added to the ESPP with respect to the fiscal year ending June 30, 2014.

NOTE 8 – STOCK REPURCHASE PROGRAM
Since July 1997, the Board of Directors has authorized the Company to systematically repurchase in the open market up to 80.8 million shares of its common stock under a repurchase program, including 8.0 million shares authorized in November 2012. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18. As of September 30, 2013, 4.8 million shares were available for repurchase under the Company’s repurchase program.
Share repurchases for the indicated periods (based on the settlement date of the applicable repurchase) were as follows:

	Three months ended September 30,
(In thousands)	2013	2012
Number of shares of common stock repurchased	1,038	1,361
Total cost of repurchases	$60,504	$68,317

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

(In thousands, except per share amounts)	Three months ended September 30,
	2013	2012
Numerator:
Net income	$111,197	$135,367
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	165,886	166,531
Effect of dilutive options and restricted stock units	2,848	3,293
Weighted-average shares-diluted	168,734	169,824
Basic net income per share	$0.67	$0.81
Diluted net income per share	$0.66	$0.80
Anti-dilutive securities excluded from the computation of diluted net income per share	30	1,717
The total amount of dividends paid during the three months ended September 30, 2013 and 2012 was $74.6 million and $66.6 million, respectively. On July 9, 2013, the Company announced that its Board of Directors had authorized an increase in the level of the Company's quarterly dividend from $0.40 to $0.45 per share. The increase in the amount of dividends paid during the three months ended September 30, 2013 reflects that increase in the level of the Company's quarterly dividend.

NOTE 10 – INCOME TAXES
The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended September 30,
	2013	2012
Income before income taxes	$139,864	$176,542
Provision for income taxes	$28,667	$41,175
Effective tax rate	20.5%	23.3%
The Company’s estimated annual effective tax rate for the fiscal year ending June 30, 2014 is approximately 22.9%.
The difference between the actual effective tax rate of 20.5% during the quarter and the estimated annual effective tax rate of 22.9% is primarily due to a decrease in tax expense of $2.0 million related to deductions for employee stock activity and a decrease in tax expense of $2.7 million related to a non-taxable increase in the assets held within the Company's Executive Deferred Savings Plan.
Tax expense was lower as a percentage of income during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to the impact of the following items:

•
Tax expense was decreased by $2.3 million during the three months ended September 30, 2013 due to an increase in the proportion of the Company's earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate; and

•
Tax expense was decreased by $1.2 million during the three months ended September 30, 2013 related to the U.S. federal research credit. The research credit was not available during the three months ended September 30, 2012, because the credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 reinstated the research credit and extended the credit through December 31, 2013.

In the normal course of business, the Company is subject to examination by tax authorities throughout the world. The Company is subject to U.S. federal income tax examination for all years beginning from the fiscal year ended June 30, 2010.  The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2009. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2009. It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that it may recognize up to $7.2 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
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
The following table shows total receivables sold under factoring agreements for the indicated periods:

	Three months ended September 30,
(In thousands)	2013	2012
Receivables sold under factoring agreements	$45,882	$48,534
Factoring fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.

Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.1 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2014 (remaining 9 months)	$5,977
2015	6,330
2016	4,906
2017	3,762
2018	2,545
2019 and thereafter	1,181
Total minimum lease payments	$24,701
Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $303.4 million as of September 30, 2013 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of September 30, 2013, the Company had committed $62.9 million to future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
Warranties, Guarantees and Contingencies. KLA-Tencor provides standard warranty coverage on its systems for 40 hours per week for 12 months, providing labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, the Company calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. The Company updates these estimated charges on a quarterly basis. The actual product performance and/or field expense profiles may differ, and in those cases the Company adjusts its warranty accruals accordingly.

The following table provides the changes in the product warranty accrual for the indicated periods:

	Three months ended September 30,
(In thousands)	2013	2012
Beginning balance	$42,603	$46,496
Accruals for warranties issued during the period	9,308	10,646
Changes in liability related to pre-existing warranties	(3,384)	2,352
Settlements made during the period	(11,213)	(13,303)
Ending balance	$37,314	$46,191
The Company maintains guarantee arrangements available through various financial institutions for up to $26.0 million, of which $24.1 million had been issued as of September 30, 2013, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.
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
In addition, the Company may in limited circumstances enter into agreements that contain customer-specific pricing, discount, rebate or credit commitments offered by the Company. Furthermore, the Company may give these customers limited audit or inspection rights to enable them to confirm that the Company is complying with these commitments. If a customer elects to exercise its audit or inspection rights, the Company may be required to expend significant resources to support the audit or inspection, as well as to defend or settle any dispute with a customer that could potentially arise out of such audit or inspection. To date, the Company has made no accruals in its condensed consolidated financial statements for this contingency. While the Company has not in the past incurred significant expenses for resolving disputes regarding these types of commitments, the Company cannot make any assurance that it will not incur any such liabilities in the future.
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
Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the indicated periods were as follows:

		Three months ended September 30,
(In thousands)	Location in Financial Statements	2013	2012
Derivatives Designated as Hedging Instruments
Gains in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$(291)	$(241)
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$2,450	$(491)
	Costs of revenues	66	(601)
	Total gains (losses) reclassified from accumulated OCI into income (effective portion)	$2,516	$(1,092)
Gains recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)	Interest income and other, net	$(18)	$51
Derivatives Not Designated as Hedging Instruments
Gains (losses) recognized in income	Interest income and other, net	$2,626	$673
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, as of the dates indicated below was as follows:

(In thousands)	As of September 30, 2013	As of June 30, 2013
Cash flow hedge contracts
Purchase	$9,000	$14,641
Sell	$60,234	$35,178
Other foreign currency hedge contracts
Purchase	$111,360	$99,175
Sell	$68,419	$97,901

The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2013	As of June 30, 2013	Balance Sheet Location	As of September 30, 2013	As of June 30, 2013
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$282	$362	Other current liabilities	$505	$384
Total derivatives designated as hedging instruments		$282	$362		$505	$384
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$903	$3,654	Other current liabilities	$940	$1,789
Total derivatives not designated as hedging instruments		$903	$3,654		$940	$1,789
Total derivatives		$1,185	$4,016		$1,445	$2,173
The following table provides the balances and changes in accumulated other comprehensive income (loss), before taxes, related to derivative instruments for the indicated periods:

	Three months ended September 30,
(In thousands)	2013	2012
Beginning balance	$2,484	$(962)
Amount reclassified to income	(2,516)	1,092
Net change	(291)	(241)
Ending balance	$(323)	$(111)
Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Condensed Consolidated Balance Sheet. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of September 30, 2013 and June 30, 2013, information related to the offsetting arrangements was as follows (in thousands):

As of September 30, 2013				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$1,185	$—	$1,185	$(1,139)	$—	$46
Derivatives - Liabilities	$(1,445)	$—	$(1,445)	$1,139	$—	$(306)

As of June 30, 2013				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$4,016	$—	$4,016	$(1,520)	$—	$2,496
Derivatives - Liabilities	$(2,173)	$—	$(2,173)	$1,520	$—	$(653)

NOTE 14 – RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2013 and 2012, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member, including Cisco Systems, Inc., Freescale Semiconductor, Inc., Avago Technologies Ltd. and SAP AG. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three months ended September 30,
(In thousands)	2013	2012
Total revenues	$385	$2,872
Total purchases	$456	$2,384
The Company had a receivable balance from these parties of $0.1 million and $0.9 million as of September 30, 2013 and June 30, 2013, respectively. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
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
The Company’s significant operations outside the United States include manufacturing facilities in Singapore, Israel, Belgium, Germany and China and sales, marketing and service offices in Western Europe, Japan and the Asia Pacific regions. For geographical revenue reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist primarily of net property and equipment and are attributed to the geographic region in which they are located.
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended September 30,
(Dollar amounts in thousands)	2013		2012
Revenues:
North America	$179,395	28%	$149,988	21%
Taiwan	117,291	18%	276,299	38%
Japan	81,412	12%	88,715	12%
Europe & Israel	121,487	18%	59,160	8%
Korea	77,278	12%	70,247	10%
Rest of Asia	81,474	12%	76,300	11%
Total	$658,337	100%	$720,709	100%

The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended September 30,
(Dollar amounts in thousands)	2013		2012
Revenues:
Defect inspection	$343,163	52%	$388,488	54%
Metrology	132,982	20%	142,482	20%
Service	156,597	24%	146,631	20%
Other	25,595	4%	43,108	6%
Total	$658,337	100%	$720,709	100%
Two customers each accounted for greater than 10% of total revenues for the three months ended September 30, 2013. Four customers each accounted for greater than 10% of total revenues for the three months ended September 30, 2012. Four customers each accounted for greater than 10% of net accounts receivable as of September 30, 2013. Two customers each accounted for greater than 10% of net accounts receivable as of June 30, 2013.
Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of September 30, 2013	As of June 30, 2013
Long-lived assets:
United States	$224,488	$215,136
Europe	46,689	49,556
Israel	30,575	28,374
Singapore	44,848	44,957
Rest of Asia	11,155	9,736
Total	$357,755	$347,759

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors” in this report as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the Securities and Exchange Commission on August 8, 2013. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
EXECUTIVE SUMMARY
KLA-Tencor Corporation is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Our broad portfolio of defect inspection and metrology products and related service, software and other offerings primarily supports integrated circuit (“IC” or “chip”) manufacturers throughout the entire semiconductor fabrication process, from research and development to final volume production. We provide leading-edge equipment, software and support that enable IC manufacturers to identify, resolve and manage significant advanced technology manufacturing process challenges and obtain higher finished product yields at lower overall cost. In addition to serving the semiconductor industry, we also provide a range of technology solutions to a number of other high technology industries, including the light emitting diode (“LED”) and data storage industries, as well as general materials research.
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
Our revenues during the three months ended September 30, 2013 declined compared to the three months ended June 30, 2013 and September 30, 2012 primarily due to lower levels of shipment during the period resulting from lower shipment backlog at the beginning of the period, relative to the three months ended June 30, 2013 and September 30, 2012. However, at the same time, we experienced a very strong level of new orders for process control and yield management equipment spanning all of our three primary markets -- memory, foundry and logic - during the three months ended September 30, 2013, and we expect to fulfill and recognize revenue for those equipment sales in future periods. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density application, as well as to reduce cost. We expect that this in turn will drive long-term increased adoption of process control equipment and services that reduce semiconductor defectivity and improve manufacturing yields, reinforcing the longer-term growth drivers in our industry.
The following table sets forth some of our key quarterly unaudited financial information that we use to manage our business:

(In thousands, except net income per share)	Three months ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Total revenues	$658,337	$720,032	$729,029	$673,011	$720,709
Total costs and operating expenses	$508,426	$532,397	$526,783	$519,764	$534,152
Gross margin	$380,680	$413,228	$419,521	$369,096	$403,484
Income from operations	$149,911	$187,635	$202,246	$153,247	$186,557
Net income	$111,197	$134,770	$166,382	$106,630	$135,367
Net income per share:
Basic (1)	$0.67	$0.81	$1.00	$0.64	$0.81
Diluted (1)	$0.66	$0.80	$0.98	$0.63	$0.80
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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our related disclosure in this Quarterly Report on Form 10-Q. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventories

•	Warranty

•	Allowance for Doubtful Accounts

•	Equity and Long-Term Incentive Compensation Plans

•	Contingencies and Litigation

•	Goodwill and Intangible Assets

•	Income Taxes
There were no significant changes in our critical accounting estimates and policies during the three months ended September 30, 2013. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2013 for a more complete discussion of our critical accounting policies and estimates.
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
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. We derives revenue from three sources—sales of systems, spare parts and services. In general, we recognize revenue for systems when the system has been installed, is operating according to predetermined specifications and is accepted by the customer. When a customer delays installation for delivered products for which we have demonstrated a history of successful installation and acceptance, we recognize revenue upon customer acceptance. Under certain circumstances, however, we recognize revenue upon shipment, prior to acceptance from the customer, as follows:

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

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update requiring an increase in the prominence of items reported in other comprehensive income. The amendment eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and required that total comprehensive income, the components of net income, and the components of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment became effective for our interim period ended September 30, 2012. In February 2013, the FASB issued an accounting standard update on the reporting of reclassifications out of accumulated other comprehensive income of various components, which was originally deferred by the FASB in December 2011. The February 2013 update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this update requires an entity to present parenthetically (on the face of the financial statements, in the notes, or in some cases, cross-referenced to related footnote disclosures) significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amendment reflected in the February 2013 update became effective prospectively for our interim period ended September 30, 2013. Early adoption was permitted. The amendment reflected in the February 2013 update did not have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.
In December 2011, the FASB issued an accounting standard update requiring enhanced disclosure about certain financial instruments and derivative instruments that are offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirement became effective retrospectively for our interim period ended September 30, 2013. The disclosure requirement did not have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, our unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. This accounting standard update will be effective for our interim period ending September 30, 2014 and applied prospectively with early adoption permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	September 30, 2013	June 30, 2013	September 30, 2012	Q1 FY14 vs. Q4 FY13		Q1 FY14 vs. Q1 FY13
Revenues:
Product	$501,740	$570,300	$574,078	$(68,560)	(12)%	$(72,338)	(13)%
Service	156,597	149,732	146,631	6,865	5%	9,966	7%
Total revenues	$658,337	$720,032	$720,709	$(61,695)	(9)%	$(62,372)	(9)%
Costs of revenues	$277,657	$306,804	$317,225	$(29,147)	(10)%	$(39,568)	(12)%
Gross margin percentage	58%	57%	56%
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
Product revenues decreased during the three months ended September 30, 2013 compared to the three months ended June 30, 2013 and September 30, 2012, primarily due to lower levels of shipment during the period resulting from lower shipment backlog at the beginning of the period, relative to the three months ended June 30, 2013 and September 30, 2012. These lower shipment and backlog levels were the result of timing in the procurement and customer requested fulfillment dates of next generation defect inspection equipment by our customers, reflecting the cyclicality in capital spending.

Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues during the three months ended September 30, 2013 increased compared to the three months ended June 30, 2013 and September 30, 2012, respectively, primarily due to an increase in the number of post-warranty systems installed at our customers' sites.
Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

(Dollar amounts in thousands)	Three months ended
	September 30, 2013		June 30, 2013		September 30, 2012
North America	$179,395	28%	$221,544	31%	$149,988	21%
Taiwan	117,291	18%	210,379	29%	276,299	38%
Japan	81,412	12%	68,084	9%	88,715	12%
Europe & Israel	121,487	18%	72,204	10%	59,160	8%
Korea	77,278	12%	84,853	12%	70,247	10%
Rest of Asia	81,474	12%	62,968	9%	76,300	11%
Total	$658,337	100%	$720,032	100%	$720,709	100%
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
The following tables summarize the major factors that contributed to the changes in gross margin percentage for the periods indicated:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended
June 30, 2013	57.4%	September 30, 2012	56.0%
Revenue volume of products and service	(1.6)%	Revenue volume of products and service	(1.9)%
Mix of products and services sold	1.4%	Mix of products and services sold	2.1%
Manufacturing labor, overhead and efficiencies	(0.7)%	Manufacturing labor, overhead and efficiencies	0.1%
Other service and manufacturing costs	1.3%	Other service and manufacturing costs	1.5%
September 30, 2013	57.8%	September 30, 2013	57.8%

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
Our gross margin increased to 57.8% during the three months ended September 30, 2013 from 57.4% during the three months ended June 30, 2013 and from 56.0% during the three months ended September 30, 2012, in each case, primarily due to more favorable mix of products sold, decrease in customer support costs and decrease in inventory reserves, partially offset by lower revenue volume.
Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	September 30, 2013	June 30, 2013	September 30, 2012	Q1 FY14 vs. Q4 FY13		Q1 FY14 vs. Q1 FY13
R&D expenses	$132,273	$127,694	$119,742	$4,579	4%	$12,531	10%
R&D expenses as a percentage of total revenues	20%	18%	17%
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
R&D expenses during the three months ended September 30, 2013 increased compared to the three months ended June 30, 2013, primarily due to the stage and timing of our development projects, as described in the previous paragraph. R&D expenses during the three months ended September 30, 2013 were impacted by an increase in employee-related expenses of $6.9 million as a result of additional engineering headcount, partially offset by a decrease in depreciation of fixed assets of $1.2 million and an increase in the benefit to R&D expense from external funding of $1.0 million.
R&D expenses during the three months ended September 30, 2013 increased compared to the three months ended September 30, 2012, primarily due to the stage and timing of our development projects, as described above. R&D expenses during the three months ended September 30, 2013 were impacted by an increase in employee-related expenses of $8.9 million as a result of annual compensation adjustments and additional engineering headcount, and an increase in depreciation of fixed assets of $1.3 million.
R&D expenses include the benefit of $3.6 million, $2.7 million and $4.0 million of external funding received from government grants during the three months ended September 30, 2013, June 30, 2013 and September 30, 2012, respectively, for certain strategic development programs.
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
Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	September 30, 2013	June 30, 2013	September 30, 2012	Q1 FY14 vs. Q4 FY13		Q1 FY14 vs. Q1 FY13
SG&A expenses	$98,496	$97,899	$97,185	$597	1%	$1,311	1%
SG&A expenses as a percentage of total revenues	15%	14%	13%

SG&A expenses during the three months ended September 30, 2013 compared to the three months ended June 30, 2013 was relatively flat.
SG&A expenses during the three months ended September 30, 2013 increased compared to the three months ended September 30, 2012, primarily due to an increase in employee-related expenses of $5.5 million, partially offset by a decrease in legal and consulting expenses of $2.2 million.
Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	September 30, 2013	June 30, 2013	September 30, 2012
Interest income and other, net	$3,615	$3,228	$3,488
Interest expense	$13,662	$13,773	$13,503
Interest income and other, net as a percentage of total revenues	1%	—%	—%
Interest expense as a percentage of total revenues	2%	2%	2%
Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, gains or losses from revaluations of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, impairments associated with equity investments in privately-held companies, and interest related accruals (such as interest and penalty accruals related to our tax obligations).
Interest income and other, net during the three months ended September 30, 2013 compared to the three months ended June 30, 2013 and September 30, 2012 remained relatively unchanged.
Interest expense is primarily attributable to the $750 million aggregate principal amount of senior fixed rate notes that we issued in the fourth quarter of the fiscal year ended June 30, 2008.
Provision for Income Taxes
The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended September 30,
	2013	2012
Income before income taxes	$139,864	$176,542
Provision for income taxes	$28,667	$41,175
Effective tax rate	20.5%	23.3%
Our estimated annual effective tax rate for the fiscal year ending June 30, 2014 is approximately 22.9%.
The difference between the actual effective tax rate of 20.5% during the quarter and the estimated annual effective tax rate of 22.9% is primarily due to a decrease in tax expense of $2.0 million related to deductions for employee stock activity and a decrease in tax expense of $2.7 million related to a non-taxable increase in the assets held within our Executive Deferred Savings Plan.
Tax expense was lower as a percentage of income during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to the impact of the following items:

•
Tax expense was decreased by $2.3 million during the three months ended September 30, 2013 due to an increase in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate; and

•
Tax expense was decreased by $1.2 million during the three months ended September 30, 2013 related to the U.S. federal research credit. The research credit was not available during the three months ended September 30, 2012, because the credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 reinstated the research credit and extended the credit through December 31, 2013.

In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examination for all years beginning from the fiscal year ended June 30, 2010. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2009. We are also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2009. It is possible that certain examinations may be concluded in the next twelve months. We believe it is possible that we may recognize up to $7.2 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	September 30, 2013	June 30, 2013
Cash and cash equivalents	$904,949	$985,390
Marketable securities	2,046,926	1,933,491
Total cash, cash equivalents and marketable securities	$2,951,875	$2,918,881
Percentage of total assets	56%	55%
As of September 30, 2013, our cash, cash equivalents and marketable securities totaled $3.0 billion, which is an increase of $33.0 million from June 30, 2013. As of September 30, 2013, $1.1 billion of our $3.0 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to permanently reinvest $972.7 million of the cash held by our foreign subsidiaries and branch offices. If, however, a portion of these funds were to be needed for our operations in the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from where the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $161.0 million of the $1.1 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
During the three months ended September 30, 2013, our Board of Directors declared a dividend of $0.45 per share of our outstanding common stock, which was paid on September 3, 2013 to our stockholders of record as of the close of business on August 16, 2013. During the same period in fiscal year 2013, our Board of Directors declared and paid a quarterly cash dividend of $0.40 per share. The total amount of dividends paid during the three months ended September 30, 2013 and 2012 was $74.6 million and $66.6 million, respectively. The increase in the amount of dividends paid during the three months ended September 30, 2013 reflects the increase in the level of our quarterly dividend from $0.40 to $0.45 per share that was instituted during the three months ended September 30, 2013.
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The decrease was partially offset by additional shares issued in connection with the exercise of employee stock options, purchases under our ESPP program and the vesting of employee restricted stock units.
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the three months ended September 30, 2013 decreased compared to the three months ended September 30, 2012 primarily as a result of the following factors:

•	A decrease in accounts receivable collections of approximately $100 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, and

•	An increase in tax payments of approximately $13 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, partially offset by

•	A decrease in accounts payable payments of approximately $52 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.
Net cash used in investing activities during the three months ended September 30, 2013 decreased compared to the three months ended September 30, 2012 primarily as a result of a $32 million decrease in the use of cash for purchase of available-for-sale and trading securities, net of sales and maturities.

Net cash used in financing activities during the three months ended September 30, 2013 was relatively unchanged compared to the three months ended September 30, 2012. Net cash used in financing activities was impacted by:

•
An increase in proceeds from the issuance of common stock of $18 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to an increase in employee stock option exercises,

•	An increase in the realization of $12 million in excess tax benefits from equity awards during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, and

•	A decrease in common stock repurchases of $8 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, which were offset by

•
An increase in dividend payments of $8 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, reflecting an increase in our quarterly dividend from $0.40 to $0.45 per share that was instituted during the three months ended September 30, 2013, and

•
An increase in the tax withholding payments related to vested and released restricted stock units of $29 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of September 30, 2013:

	Fiscal year ending June 30,
(In thousands)	Total	2014 (2)	2015	2016	2017	2018	Thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$750,000	$—	$—
Interest payment associated with long-term debt obligations	237,188	38,813	51,750	51,750	51,750	43,125	—	—
Purchase commitments	303,391	291,217	9,379	2,766	29	—	—	—
Non-current income tax payable(3)	65,234	—	—	—	—	—	—	65,234
Operating leases	24,701	5,977	6,330	4,906	3,762	2,545	1,181	—
Cash long-term incentive program(4)	62,863	15,243	15,716	15,716	15,716	472	—	—
Pension obligations	21,029	1,011	1,607	1,615	1,506	1,865	13,425	—
Total contractual cash obligations	$1,464,406	$352,261	$84,782	$76,753	$72,763	$798,007	$14,606	$65,234
__________________

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

(2)	Remaining 9 months.

(3)
Represents the non-current income tax payable obligation and related accrued interest. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

(4)	Represents the amount committed under our cash long-term incentive program. Expected payment after estimated forfeitures is approximately $57 million.
Starting in fiscal year 2013 we adopted a cash-based long-term incentive program for many of our employees as part of our employee compensation program. Cash-based long-term incentive (“Cash LTI”) awards issued to date to employees under our Cash Long-Term Incentive Plan (“Cash LTI Plan”) vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under the Cash LTI Plan, participants must remain employed by us as of the applicable award vesting date.
We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we periodically sell certain letters of credit (“LCs”), without recourse, received from customers in payment for goods.

The following table shows total receivables sold under factoring agreements for the indicated periods:

	Three months ended September 30,
(In thousands)	2013	2012
Receivables sold under factoring agreements	$45,882	$48,534
Factoring fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $26.0 million, of which $24.1 million had been issued as of September 30, 2013, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.
We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $303.4 million as of September 30, 2013 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
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
Working capital was $3.5 billion as of September 30, 2013, which is an increase of $29.7 million compared to our working capital as of June 30, 2013. As of September 30, 2013, our principal source of liquidity consisted of $3.0 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances, will be sufficient to satisfy our liquidity requirements for at least the next 12 months.
Our credit ratings and outlooks as of September 30, 2013 are summarized below:

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

(In thousands)	As of September 30, 2013	As of June 30, 2013
Cash flow hedge contracts
Purchase	$9,000	$14,641
Sell	$60,234	$35,178
Other foreign currency hedge contracts
Purchase	$111,360	$99,175
Sell	$68,419	$97,901
Indemnification Obligations and Certain Contractual Commitments. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees with respect to certain litigation matters and investigations that arise in connection with their service to us. These obligations arise under the terms of our certificate of incorporation, our bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that we are required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. For example, we have paid or reimbursed legal expenses incurred in connection with the investigation of our historical stock option practices and the related litigation and government inquiries by a number of our current and former directors, officers and employees. Although the maximum potential amount of future payments we could be required to make under the indemnification obligations generally described in this paragraph is theoretically unlimited, we believe the fair value of this liability, to the extent estimable, is appropriately considered within the reserve we have established for currently pending legal proceedings.
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
In addition, we may in limited circumstances enter into agreements that contain customer-specific pricing, discount, rebate or credit commitments offered by us. Furthermore, we may give these customers limited audit or inspection rights to enable them to confirm that we are complying with these commitments. If a customer elects to exercise its audit or inspection rights, we may be required to expend significant resources to support the audit or inspection, as well as to defend or settle any dispute with a customer that could potentially arise out of such audit or inspection. To date, we have made no accruals in our consolidated financial statements for this contingency. While we have not in the past incurred significant expenses for resolving disputes regarding these types of commitments, we cannot make any assurance that we will not incur any such liabilities in the future. One significant customer recently notified us of its intent to exercise its audit rights, and we cannot predict the outcome of that audit at this time.

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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 30, 2013. Actual results may differ materially.
As of September 30, 2013, we had an investment portfolio of fixed income securities of $2.0 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2013, the fair value of the portfolio would have declined by $1.4 million.
As of September 30, 2013, we had net forward and option contracts to sell $8.3 million in foreign currency in order to hedge certain currency exposures (see Note 13, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a detailed description). If we had entered into these contracts on September 30, 2013, the U.S. dollar equivalent would have been $8.6 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $17.0 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of September 30, 2013, the book value and the fair value of our fixed rate debt were $747.5 million and $879.2 million, respectively.
See Note 4, “Marketable Securities,” to the condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of September 30, 2013.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
As of September 30, 2013, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
In addition, we may in limited circumstances enter into agreements that contain other types of customer-specific pricing, discount, rebate or credit commitments offered by us, which may adversely impact our revenues, margins or financial results. Furthermore, we may give these customers limited audit or inspection rights to enable them to confirm that we are complying with these commitments. If a customer elects to exercise its audit or inspection rights, we may be required to expend significant resources to support the audit or inspection, as well as to defend or settle any dispute with a customer that could potentially arise out of such audit or inspection. To date, we have made no accruals in our consolidated financial statements for this contingency. While we have not in the past incurred significant expenses for resolving disputes regarding these types of commitments, we cannot make any assurance that we will not incur any such liabilities in the future. One significant customer recently notified us of its intent to exercise its audit rights, and we cannot predict the outcome of that audit at this time. Our business, financial condition and results of operations in a reported fiscal period could be materially and adversely affected if we expend significant amounts in supporting an audit or inspection, or defending or settling any purported claims, regardless of their merit or outcomes.
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
We earn profits in, and are therefore potentially subject to taxes in, the U.S. and numerous foreign jurisdictions, including Singapore, Israel and the Cayman Islands, the countries in which we earn the majority of our non-U.S. profits. Due to economic, political or other conditions, tax rates in those jurisdictions may be subject to significant change. A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the tax rates imposed by those jurisdictions; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions; changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental United States international tax reform); changes in generally accepted accounting principles; and the repatriation of earnings from outside the United States for which we have not previously provided for United States taxes. A change in our effective tax rate can materially and adversely impact our results from operations.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended September 30, 2013 (1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2013 to July 31, 2013	376,000	$58.12	5,475,730
August 1, 2013 to August 31, 2013	351,165	$57.73	5,124,565
September 1, 2013 to September 30, 2013	310,453	$59.20	4,814,112
Total	1,037,618	$58.31
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.43	Letter Agreement between the Company and Mark Dentinger dated July 8, 2013*

10.44	Fiscal Year 2014 Executive Incentive Plan*+

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

*	Denotes a management contract, plan or arrangement.
+	Confidential treatment has been requested as to a portion of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

October 24, 2013	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

October 24, 2013	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 24, 2013	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.43	Letter Agreement between the Company and Mark Dentinger dated July 8, 2013*

10.44	Fiscal Year 2014 Executive Incentive Plan*+

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

*	Denotes a management contract, plan or arrangement.
+	Confidential treatment has been requested as to a portion of this exhibit.