Form 10-Q
period 2013-12-31
KLA TENCOR CORP
filed 2014-01-24
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
As of January 10, 2014, there were 166,577,223 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$793,382	$985,390
Marketable securities	2,157,279	1,933,491
Accounts receivable, net	573,077	524,610
Inventories	663,040	634,448
Deferred income taxes	200,614	198,525
Other current assets	120,142	75,039
Total current assets	4,507,534	4,351,503
Land, property and equipment, net	325,856	305,281
Goodwill	326,578	326,635
Purchased intangibles, net	26,098	34,515
Other non-current assets	254,668	269,423
Total assets	$5,440,734	$5,287,357
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,545	$115,680
Deferred system profit	243,603	157,965
Unearned revenue	47,629	60,838
Other current liabilities	495,222	527,049
Total current liabilities	927,999	861,532
Non-current liabilities:
Long-term debt	747,647	747,376
Pension liabilities	57,621	57,959
Income tax payable	62,777	59,494
Unearned revenue	58,653	42,228
Other non-current liabilities	35,830	36,616
Total liabilities	1,890,527	1,805,205
Commitments and contingencies (Note 11 and Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	1,193,654	1,159,565
Retained earnings	2,386,801	2,359,233
Accumulated other comprehensive income (loss)	(30,248)	(36,646)
Total stockholders’ equity	3,550,207	3,482,152
Total liabilities and stockholders’ equity	$5,440,734	$5,287,357

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands, except per share data)	2013	2012	2013	2012
Revenues:
Product	$544,183	$523,023	$1,045,923	$1,097,101
Service	160,946	149,988	317,543	296,619
Total revenues	705,129	673,011	1,363,466	1,393,720
Costs and operating expenses:
Costs of revenues	285,814	303,915	563,471	621,140
Engineering, research and development	134,587	121,608	266,860	241,350
Selling, general and administrative	96,746	94,241	195,242	191,426
Total costs and operating expenses	517,147	519,764	1,025,573	1,053,916
Income from operations	187,982	153,247	337,893	339,804
Interest income and other, net	2,074	5,058	5,689	8,546
Interest expense	13,311	13,431	26,973	26,934
Income before income taxes	176,745	144,874	316,609	321,416
Provision for income taxes	37,499	38,244	66,166	79,419
Net income	$139,246	$106,630	$250,443	$241,997
Net income per share:
Basic	$0.84	$0.64	$1.51	$1.45
Diluted	$0.83	$0.63	$1.49	$1.43
Cash dividends declared per share	$0.45	$0.40	$0.90	$0.80
Weighted-average number of shares:
Basic	166,414	166,268	166,150	166,632
Diluted	168,206	169,076	168,478	169,702

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands)	2013	2012	2013	2012
Net income	$139,246	$106,630	$250,443	$241,997
Other comprehensive income:
Currency translation adjustments:
Change in currency translation adjustments	(1,189)	(1,126)	3,921	5,496
Change in income tax benefit or expense	541	(1,035)	(774)	(2,712)
Net change related to currency translation adjustments	(648)	(2,161)	3,147	2,784
Cash flow hedges:
Change in net unrealized gains or losses	3,864	2,242	3,573	2,001
Reclassification adjustments for gains or losses included in net income	(22)	(128)	(2,538)	964
Change in income tax benefit or expense	(1,377)	(753)	(371)	(1,056)
Net change related to cash flow hedges	2,465	1,361	664	1,909
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	200	160	400	317
Available-for-sale investments:
Change in net unrealized gains or losses	659	(968)	4,797	2,949
Reclassification adjustments for gains or losses included in net income	(1,213)	(1,048)	(1,447)	(1,356)
Change in income tax benefit or expense	180	709	(1,163)	(518)
Net change related to available-for-sale securities	(374)	(1,307)	2,187	1,075
Other comprehensive income (loss)	1,643	(1,947)	6,398	6,085
Total comprehensive income	$140,889	$104,683	$256,841	$248,082

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended December 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$250,443	$241,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,448	45,941
Asset impairment charges	1,374	1,327
Net gain on sale of assets	—	(1,160)
Non-cash stock-based compensation expense	34,089	33,942
Excess tax benefit from equity awards	(19,530)	(13,093)
Net gain on sale of marketable securities and other investments	(1,447)	(1,357)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	(50,791)	89,583
Increase in inventories	(32,743)	(10,467)
Decrease (increase) in other assets	(39,993)	615
Increase (decrease) in accounts payable	25,939	(35,418)
Increase in deferred system profit	85,638	9,557
Decrease in other liabilities	(908)	(38,631)
Net cash provided by operating activities	292,519	322,836
Cash flows from investing activities:
Capital expenditures, net	(36,216)	(37,363)
Proceeds from sale of assets	—	1,838
Purchase of available-for-sale securities	(796,808)	(823,053)
Proceeds from sale of available-for-sale securities	520,575	652,468
Proceeds from maturity of available-for-sale securities	50,889	137,182
Purchase of trading securities	(32,107)	(19,912)
Proceeds from sale of trading securities	30,879	19,438
Net cash used in investing activities	(262,788)	(69,402)
Cash flows from financing activities:
Issuance of common stock	78,766	46,857
Tax withholding payments related to vested and released restricted stock units	(49,209)	(28,432)
Common stock repurchases	(120,806)	(136,600)
Payment of dividends to stockholders	(149,600)	(133,151)
Excess tax benefit from equity awards	19,530	13,093
Net cash used in financing activities	(221,319)	(238,233)
Effect of exchange rate changes on cash and cash equivalents	(420)	818
Net increase (decrease) in cash and cash equivalents	(192,008)	16,019
Cash and cash equivalents at beginning of period	985,390	751,294
Cash and cash equivalents at end of period	$793,382	$767,313
Supplemental cash flow disclosures:
Income taxes paid, net	$67,241	$76,204
Interest paid	$26,301	$26,915
Non-cash investing activities:
Purchase of land, property and equipment	$5,923	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC on August 8, 2013.
The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2014.
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

In circumstances in which the Company recognizes revenue prior to installation, the portion of revenue associated with installation is deferred based on estimated fair value, and that revenue is recognized upon completion of the installation.

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

Recent Accounting Pronouncements. In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under the new standard update, in most circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the Company's financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. This accounting standard update will be effective for the Company's interim period ending September 30, 2014 and applied prospectively with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
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
All of the Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of December 31, 2013, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. As of December 31, 2013, the types of instruments valued based on quoted market prices in active markets included money market funds, U.S. Treasury securities and certain U.S. Government agency securities and sovereign securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
As of December 31, 2013, the types of instruments valued based on other observable inputs included corporate debt securities, municipal securities and certain U.S. Government agency securities and sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of December 31, 2013 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
U.S. Government agency securities	$19,997	$5,000	$14,997
Corporate debt securities	61,797	—	61,797
Money market and other	574,904	574,904	—
Marketable securities:
U.S. Treasury securities	168,313	168,313	—
U.S. Government agency securities	731,636	709,647	21,989
Municipal securities	107,587	—	107,587
Corporate debt securities	1,107,255	—	1,107,255
Sovereign securities	36,439	8,498	27,941
Total cash equivalents and marketable securities(1)	2,807,928	1,466,362	1,341,566
Other current assets:
Derivative assets	5,584	—	5,584
Other non-current assets:
Executive Deferred Savings Plan	155,277	103,374	51,903
Total financial assets(1)	$2,968,789	$1,569,736	$1,399,053
Liabilities
Other current liabilities:
Derivative liabilities	$(708)	$—	$(708)
Executive Deferred Savings Plan	(155,433)	(102,554)	(52,879)
Total financial liabilities	$(156,141)	$(102,554)	$(53,587)
________________
(1) Excludes cash of $122.8 million held in operating accounts and time deposits of $19.9 million as of December 31, 2013.

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
There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three and six months ended December 31, 2013. The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of December 31, 2013 or June 30, 2013.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS
Balance Sheet Components

(In thousands)	As of December 31, 2013	As of June 30, 2013
Accounts receivable, net:
Accounts receivable, gross	$595,048	$546,745
Allowance for doubtful accounts	(21,971)	(22,135)
	$573,077	$524,610
Inventories:
Customer service parts	$193,371	$180,749
Raw materials	229,186	229,233
Work-in-process	176,432	176,704
Finished goods	64,051	47,762
	$663,040	$634,448
Other current assets:
Prepaid expenses	$33,023	$31,997
Prepaid income taxes	66,403	25,825
Other current assets	20,716	17,217
	$120,142	$75,039
Land, property and equipment, net:
Land	$41,838	$41,850
Buildings and leasehold improvements	281,119	272,920
Machinery and equipment	496,203	476,747
Office furniture and fixtures	20,787	20,701
Construction-in-process	25,488	16,604
	865,435	828,822
Less: accumulated depreciation and amortization	(539,579)	(523,541)
	$325,856	$305,281
Other non-current assets:
Executive Deferred Savings Plan(1)	$155,277	$136,461
Deferred tax assets – long-term	83,727	114,833
Other	15,664	18,129
	$254,668	$269,423
Other current liabilities:
Warranty	$41,599	$42,603
Executive Deferred Savings Plan(1)	155,433	137,849
Compensation and benefits	154,092	195,793
Income taxes payable	13,565	11,076
Interest payable	8,769	8,769
Other accrued expenses	121,764	130,959
	$495,222	$527,049

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. As of December 31, 2013, the Company had a deferred compensation plan related asset and liability included as a component of other non-current assets and other current liabilities on the Condensed Consolidated Balance Sheet.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“AOCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of June 30, 2013	$(22,467)	$(602)	$1,594	$(15,171)	$(36,646)
Other comprehensive income before reclassifications	3,921	4,797	3,573	—	12,291
Amounts reclassified from AOCI	—	(1,447)	(2,538)	628	(3,357)
Tax benefits	(774)	(1,163)	(371)	(228)	(2,536)
Other comprehensive income	3,147	2,187	664	400	6,398
Balance as of December 31, 2013	$(19,320)	$1,585	$2,258	$(14,771)	$(30,248)
The effects on net income of amounts reclassified from AOCI to the consolidated statement of operations for the indicated periods were as follows (in thousands):

		Three months ended December 31,	Six months ended December 31,
AOCI Components	Location	2013	2013
Gains (losses) on cash flow hedges from foreign exchange contracts	Revenues	$(128)	$2,322
	Costs of revenues	150	216
	Total before tax	22	2,538
Unrealized gains on available-for-sale investments	Interest income and other, net	1,213	1,447
Unrealized losses on defined benefit plans	Total before tax	$(313)	$(628)
Total amount reclassified from AOCI		$922	$3,357

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of December 31, 2013 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$168,354	$70	$(111)	$168,313
U.S. Government agency securities	751,314	614	(295)	751,633
Municipal securities	107,740	92	(245)	107,587
Corporate debt securities	1,166,754	2,967	(669)	1,169,052
Money market and other	574,904	—	—	574,904
Sovereign securities	36,442	15	(18)	36,439
Subtotal	2,805,508	3,758	(1,338)	2,807,928
Add: Time deposits(1)	19,942	—	—	19,942
Less: Cash equivalents	670,591	—	—	670,591
Marketable securities	$2,154,859	$3,758	$(1,338)	$2,157,279

As of June 30, 2013 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$93,940	$53	$(206)	$93,787
U.S. Government agency securities	598,471	569	(1,009)	598,031
Municipal securities	103,686	71	(302)	103,455
Corporate debt securities	1,103,438	2,353	(2,466)	1,103,325
Money market and other	817,608	—	—	817,608
Sovereign securities	33,799	25	(19)	33,805
Subtotal	2,750,942	3,071	(4,002)	2,750,011
Add: Time deposits(1)	43,413	—	—	43,413
Less: Cash equivalents	859,933	—	—	859,933
Marketable securities	$1,934,422	$3,071	$(4,002)	$1,933,491
________________

(1)	Time deposits excluded from fair value measurements.
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

As of December 31, 2013 (In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$68,423	$(111)
U.S. Government agency securities	249,078	(295)
Municipal securities	55,784	(245)
Corporate debt securities	310,332	(669)
Sovereign securities	21,238	(18)
Total	$704,855	$(1,338)
__________________

(1)	Of the total gross unrealized losses, the amount of total gross unrealized losses related to investments that had been in a continuous loss position for 12 months or more was immaterial.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company's Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of December 31, 2013 (In thousands)	Amortized Cost	Fair Value
Due within one year	$532,278	$533,124
Due after one year through three years	1,622,581	1,624,155
	$2,154,859	$2,157,279
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains on available-for-sale securities for the three months ended December 31, 2013 and December 31, 2012 were $1.2 million and $1.1 million, respectively. Realized gains on available-for-sale securities for the six months ended December 31, 2013 and December 31, 2012 were $1.5 million and $1.4 million, respectively. Realized losses on available-for-sale securities for the three and six months ended December 31, 2013 and December 31, 2012 were immaterial.
NOTE 5 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balances as of the dates indicated below:

(In thousands)	As of December 31, 2013	As of June 30, 2013
Gross goodwill balance	$604,148	$604,205
Accumulated impairment losses	(277,570)	(277,570)
Net goodwill balance	$326,578	$326,635
The changes in the gross goodwill balance since June 30, 2013 resulted from foreign currency translation adjustments.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination.
The Company has four reporting units: Defect Inspection, Metrology, Service and Other. As of December 31, 2013, substantially all of the goodwill balance resided in the Defect Inspection reporting unit.
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
The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2013 during the three months ended December 31, 2013 and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. As a result of the Company's determination following its qualitative assessment, it was not necessary to perform the two-step quantitative goodwill impairment test at this time. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, market capitalization, stock price, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities.
Based on the Company's assessment, goodwill in the reporting units was not impaired as of December 31, 2013 or 2012.

Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of December 31, 2013			As of June 30, 2013
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$133,659	$122,848	$10,811	$133,659	$119,106	$14,553
Patents	6-13 years	57,648	52,740	4,908	57,648	51,068	6,580
Trade name/Trademark	4-10 years	19,893	16,677	3,216	19,893	15,928	3,965
Customer relationships	6-7 years	54,680	47,517	7,163	54,680	45,263	9,417
Other	0-1 year	16,200	16,200	—	16,200	16,200	—
Total		$282,080	$255,982	$26,098	$282,080	$247,565	$34,515
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
For the three months ended December 31, 2013 and 2012, amortization expense for intangible assets was $3.9 million and $4.6 million, respectively. For the six months ended December 31, 2013 and 2012, amortization expense for intangible assets was $8.4 million and $11.8 million, respectively. Based on the intangible assets recorded as of December 31, 2013, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2014 (remaining 6 months)	$6,950
2015	12,752
2016	5,564
2017	806
2018	26
Total	$26,098

NOTE 6 – LONG-TERM DEBT
In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as of December 31, 2013.
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
Based on the trading prices of the debt on the applicable dates, the fair value of the debt as of December 31, 2013 and June 30, 2013 was $874.9 million and $872.3 million, respectively. While the debt is recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.

NOTE 7 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
Under the Company’s current equity incentive program, the Company issues equity awards from its 2004 Equity Incentive Plan (the “2004 Plan”), which provides for the grant of options to purchase shares of its common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to its employees, consultants and members of its Board of Directors. The 2004 Plan currently permits the issuance of up to 34.9 million shares of common stock, including 2.9 million additional shares approved by the Company's stockholders on November 6, 2013. Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units with a per share or unit purchase price lower than 100% of fair market value on the grant date are counted against the total number of shares issuable under the 2004 Plan as follows, based on the grant date of the applicable award: (a) for any such awards granted before November 6, 2013, the awards counted against the 2004 Plan share reserve as 1.8 shares for every one share subject thereto; and (b) for any such awards granted on or after November 6, 2013, the awards count against the 2004 Plan share reserve as 2.0 shares for every one share subject thereto.
The following table summarizes the combined activity under the Company's equity incentive plans for the indicated period:

(In thousands)	Available For Grant
Balances as of June 30, 2013(1)	6,696
Plan shares increased	2,900
Restricted stock units granted(2)(3)	(1,259)
Restricted stock units canceled(2)	221
Options canceled/expired/forfeited	44
Plan shares expired(4)	(35)
Balances as of December 31, 2013(1)	8,567
__________________

(1)
Includes shares available for issuance under the 2004 Plan, as well as under the Company’s 1998 Outside Director Option Plan (the “Outside Director Plan”), which only permits the issuance of stock options to the Company’s non-employee members of the Board of Directors. As of December 31, 2013, 1.7 million shares were available for grant under the Outside Director Plan.

(2)
The number of restricted stock units provided in this row reflects the application of the full value award multiplier described above (1.8x or 2.0x depending on the grant date of the applicable award).

(3)
Includes 0.3 million (reflected as 0.6 million shares in this table due to the application of the 1.8x multiple described above, as all of these awards were granted before November 6, 2013) restricted stock units granted to senior management during the six months ended December 31, 2013 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of December 31, 2013, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during the six months ended December 31, 2013, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

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
The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes valuation model for purchase rights under the Company’s Employee Stock Purchase Plan and using the closing price of the Company’s common stock on the grant date for restricted stock units, adjusted to exclude the present value of dividends which do not accrue on restricted stock units granted by the Company to date. In November 2013, the Company's stockholders approved amendments to the 2004 Plan that included, among other things, giving the plan administrator the ability to grant "dividend equivalent" rights in connection with awards of restricted stock units, performance shares, performance units and deferred stock units, which represent the right to receive accrued dividends on such awards once the underlying awards vest. As of December 31, 2013, the Company had not granted dividend equivalent rights in connection with any such awards.
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2013	2012	2013	2012
Stock-based compensation expense by:
Costs of revenues	$2,321	$2,624	$5,498	$5,899
Engineering, research and development	3,877	4,270	9,285	9,733
Selling, general and administrative	8,672	8,064	19,306	18,310
Total stock-based compensation expense	$14,870	$14,958	$34,089	$33,942
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of December 31, 2013	As of June 30, 2013
Inventory	$8,338	$8,098
Stock Options
The following table summarizes the activity and weighted-average exercise price for stock options under all plans during the six months ended December 31, 2013:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2013	1,663	$48.97
Granted	—	$—
Exercised	(1,147)	$50.94
Canceled/expired/forfeited	(44)	$51.76
Outstanding stock options as of December 31, 2013 (all outstanding and all vested and exercisable)	472	$43.94
The Company has not issued any stock options since November 1, 2007. The weighted-average remaining contractual terms for total options outstanding under all plans, and for total options vested and exercisable under all plans, as of December 31, 2013 were each 0.6 years. The aggregate intrinsic values for total options outstanding under all plans, and for total options vested and exercisable under all plans, as of December 31, 2013 were each $9.7 million.

The authoritative guidance on stock-based compensation permits companies to select the option-pricing model used to estimate the fair value of their stock-based compensation awards. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. For purposes of the fair value estimates presented in this report, the Company has based its expected stock price volatility assumption on the market-based implied volatility from traded options of the Company’s common stock. As of December 31, 2013, the Company had no unrecognized stock-based compensation balance related to stock options.
The following table shows the total intrinsic value of options exercised, total cash received from employees and non-employee Board members as a result of stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2013	2012	2013	2012
Total intrinsic value of options exercised	$3,431	$847	$11,314	$4,774
Total cash received from employees and non-employee Board members as a result of stock option exercises	$15,684	$3,467	$56,731	$26,718
Tax benefits realized by the Company in connection with these exercises	$1,061	$285	$3,678	$1,579
The Company generally settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.
Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the six months ended December 31, 2013 and restricted stock units outstanding as of December 31, 2013 and June 30, 2013:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2013(2)	5,374	$34.39
Granted(3)	698	$53.27
Vested and released	(1,508)	$32.60
Withheld for taxes	(827)	$32.60
Forfeited	(124)	$35.23
Outstanding restricted stock units as of December 31, 2013(2) (3)	3,613	$39.17
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. As described above, under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8 or 2.0 (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes 0.3 million restricted stock units granted to senior management during the six months ended December 31, 2012 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of December 31, 2013, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

(3)
Includes 0.3 million restricted stock units granted to senior management during the six months ended December 31, 2013 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of December 31, 2013, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

The restricted stock units granted by the Company since the beginning of the fiscal year ended June 30, 2013 generally vest (a) with respect to awards with only service-based vesting criteria, in four equal installments on the first, second, third and fourth anniversaries of the grant date and (b) with respect to awards with both performance-based and service-based vesting criteria, in two equal installments on the third and fourth anniversaries of the grant date, in each case subject to the recipient remaining employed by the Company as of the applicable vesting date. The restricted stock units granted by the Company from the beginning of the fiscal year ended June 30, 2007 through the fiscal year ended June 30, 2012 generally vest in two equal installments on the second and fourth anniversaries of the grant date, subject to the recipient remaining employed by the Company as of the applicable vesting date. The fair value is determined using the closing price of the Company’s common stock on the grant date for restricted stock units, adjusted to exclude the present value of dividends which do not accrue on restricted stock units granted by the Company to date. In November 2013, the Company's stockholders approved amendments to the 2004 Plan that included, among other things, giving the plan administrator the ability to grant "dividend equivalent" rights in connection with awards of restricted stock units, performance shares, performance units and deferred stock units, which represent the right to receive accrued dividends on such awards once the underlying awards vest. As of December 31, 2013, the Company had not granted dividend equivalent rights in connection with any such awards.
The restricted stock units have been awarded under the 2004 Plan, and each unit will entitle the recipient to one share of common stock when the applicable vesting requirements for that unit are satisfied. However, for each share actually issued under the awarded restricted stock units, the share reserve under the 2004 Plan will be reduced by 1.8 shares (for awards granted before November 6, 2013) or 2.0 shares (for awards granted on or after November 6, 2013), as provided under the terms of the 2004 Plan.
The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands, except for weighted-average grant date fair value)	2013	2012	2013	2012
Weighted-average grant date fair value per unit	$62.85	$41.85	$53.27	$46.41
Tax benefits realized by the Company in connection with vested and released restricted stock units	$1,485	$10,153	$42,091	$28,024
As of December 31, 2013, the unrecognized stock-based compensation expense balance related to restricted stock units was $103.2 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.6 years. The intrinsic value of outstanding restricted stock units as of December 31, 2013 was $232.9 million.
Cash-Based Long-Term Incentive Compensation
Starting in fiscal year 2013, the Company adopted a cash-based long-term incentive program for many of its employees as part of the Company's employee compensation program. During the six months ended December 31, 2013, the Company approved cash-based long-term incentive (“Cash LTI”) awards of $63.4 million under the Company's Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the three months ended December 31, 2013 and 2012, the Company recognized $7.3 million and $3.5 million, respectively, in compensation expense under the Cash LTI Plan. During the six months ended December 31, 2013 and 2012, the Company recognized $11.4 million and $3.5 million, respectively, in compensation expense under the Cash LTI Plan. As of December 31, 2013, the unrecognized compensation balance related to the Cash LTI Plan was $101.0 million, excluding the impact of estimated forfeitures.
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
The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Stock purchase plan:
Expected stock price volatility	29.1%	30.2%	29.1%	30.2%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Dividend yield	2.9%	3.3%	2.9%	3.3%
Expected life of options (in years)	0.5	0.5	0.5	0.5
 The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Total cash received from employees for the issuance of shares under the ESPP	$22,035	$20,139	$22,035	$20,139
Number of shares purchased by employees through the ESPP	469	496	469	496
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$87	$68	$873	$674
Weighted-average fair value per share based on Black-Scholes model	$11.80	$10.54	$11.80	$10.54
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of December 31, 2013, after giving effect to the ESPP purchase that occurred on such date, a total of 1.2 million shares were reserved and available for issuance under the ESPP. As of the date of this report, no additional shares have been added to the ESPP with respect to the fiscal year ending June 30, 2014.
NOTE 8 – STOCK REPURCHASE PROGRAM
Since July 1997, the Board of Directors has authorized the Company to systematically repurchase in the open market up to 80.8 million shares of its common stock under a repurchase program, including 8.0 million shares authorized in November 2012. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18. As of December 31, 2013, 3.9 million shares were available for repurchase under the Company’s repurchase program.
Share repurchases for the indicated periods (based on the settlement date of the applicable repurchase) were as follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2013	2012	2013	2012
Number of shares of common stock repurchased	959	1,465	1,997	2,826
Total cost of repurchases	$60,302	$68,283	$120,806	$136,600

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

(In thousands, except per share amounts)	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Numerator:
Net income	$139,246	$106,630	$250,443	$241,997
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	166,414	166,268	166,150	166,632
Effect of dilutive options and restricted stock units	1,792	2,808	2,328	3,070
Weighted-average shares-diluted	168,206	169,076	168,478	169,702
Basic net income per share	$0.84	$0.64	$1.51	$1.45
Diluted net income per share	$0.83	$0.63	$1.49	$1.43
Anti-dilutive securities excluded from the computation of diluted net income per share	—	1,618	200	1,830
The total amount of dividends paid by the Company during the three months ended December 31, 2013 and 2012 was $75.0 million and $66.5 million, respectively. The total amount of dividends paid by the Company during the six months ended December 31, 2013 and 2012 was $149.6 million and $133.2 million, respectively.
NOTE 10 – INCOME TAXES
The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Income before income taxes	$176,745	$144,874	$316,609	$321,416
Provision for income taxes	$37,499	$38,244	$66,166	$79,419
Effective tax rate	21.2%	26.4%	20.9%	24.7%
The Company’s estimated annual effective tax rate for the fiscal year ending June 30, 2014 is approximately 21.4%.
There is no material difference between the tax expense as a percentage of income during the three months ended December 31, 2013 and the estimated annual effective tax rate.
Tax expense was lower as a percentage of income before taxes during the three months ended December 31, 2013 compared to the three months ended December 31, 2012 primarily due to the impact of the following items:

•
Tax expense was decreased by $4.7 million during the three months ended December 31, 2013 due to an increase in the proportion of the Company's earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate;

•
Tax expense was decreased by $1.7 million during the three months ended December 31, 2013 related to the U.S. federal research credit. The research credit was not available during the three months ended December 31, 2012, because the credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 reinstated the research credit and extended the credit through December 31, 2013; and

•
Tax expense was decreased by $2.6 million during the three months ended December 31, 2013 related to a non-taxable increase in the value of the assets held within the Company's Executive Deferred Savings Plan.

Tax expense was lower as a percentage of income before taxes during the six months ended December 31, 2013 compared to the six months ended December 31, 2012 primarily due to the impact of the following items:

•
Tax expense was decreased by $7.4 million during the six months ended December 31, 2013 due to an increase in the proportion of the Company's earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate;

•
Tax expense was decreased by $3.1 million during the six months ended December 31, 2013 related to the U.S. federal research credit. The research credit was not available during the six months ended December 31, 2012, because the credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 reinstated the research credit and extended the credit through December 31, 2013; and

•
Tax expense was decreased by $3.6 million during the six months ended December 31, 2013 related to a non-taxable increase in the value of the assets held within the Company's Executive Deferred Savings Plan.

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
NOTE 11 – LITIGATION AND OTHER LEGAL MATTERS
The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of its business. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In general, legal proceedings and claims regardless of their merit, and associated internal investigations (especially those relating to intellectual property or confidential information disputes) are often expensive to prosecute, defend or conduct and may divert management's attention and other company resources. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. The Company believes the amounts provided in its condensed consolidated financial statements are adequate in light of the probable and estimated liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable, and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company's condensed consolidated financial statements or will not have a material adverse effect on its financial condition, results of operations, comprehensive income or cash flows.
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
The following table shows total receivables sold under factoring agreements for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2013	2012	2013	2012
Receivables sold under factoring agreements	$10,412	$37,026	$56,294	$85,560
Factoring fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.

Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.3 million and $2.4 million for the three months ended December 31, 2013 and 2012, respectively. Rent expense was $4.4 million and $4.6 million for the six months ended December 31, 2013 and 2012, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2014 (remaining 6 months)	$4,093
2015	7,084
2016	5,667
2017	4,521
2018	3,261
2019 and thereafter	3,070
Total minimum lease payments	$27,696
Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $262.9 million as of December 31, 2013 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of December 31, 2013, the Company had committed $108.7 million to future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
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
The following table provides the changes in the product warranty accrual for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2013	2012	2013	2012
Beginning balance	$37,314	$46,192	$42,603	$46,496
Accruals for warranties issued during the period	15,988	9,862	25,296	20,508
Changes in liability related to pre-existing warranties	(2,424)	(620)	(5,808)	1,732
Settlements made during the period	(9,279)	(13,516)	(20,492)	(26,818)
Ending balance	$41,599	$41,918	$41,599	$41,918
The Company maintains guarantee arrangements available through various financial institutions for up to $26.5 million, of which $24.6 million had been issued as of December 31, 2013, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.

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
KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets. As a result, KLA-Tencor is exposed to risks relating to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts and option contracts to hedge against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions, such as the Japanese yen, the euro, Taiwan dollar and the Israeli new shekel. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. These currency forward exchange contracts and options, designated as cash flow hedges, generally have maturities of less than 18 months. Cash flow hedges are evaluated for effectiveness monthly, based on changes in total fair value of the derivatives. If a financial counterparty to any of the Company’s hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience material losses.

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
Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the indicated periods were as follows:

		Three months ended December 31,		Six months ended December 31,
(In thousands)	Location in Financial Statements	2013	2012	2013	2012
Derivatives Designated as Hedging Instruments
Gains in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$3,864	$2,242	$3,573	$2,001
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$(128)	$(82)	$2,322	$(574)
	Costs of revenues	150	210	216	(390)
	Total gains (losses) reclassified from accumulated OCI into income (effective portion)	$22	$128	$2,538	$(964)
Gains (losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Interest income and other, net	$44	$(40)	$26	$11
Derivatives Not Designated as Hedging Instruments
Gains recognized in income	Interest income and other, net	$2,722	$9,220	$5,348	$9,894
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, as of the dates indicated below was as follows:

(In thousands)	As of December 31, 2013	As of June 30, 2013
Cash flow hedge contracts
Purchase	$20,288	$14,641
Sell	$69,197	$35,178
Other foreign currency hedge contracts
Purchase	$101,064	$99,175
Sell	$68,876	$97,901

The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2013	As of June 30, 2013	Balance Sheet Location	As of December 31, 2013	As of June 30, 2013
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$3,199	$362	Other current liabilities	$3	$384
Total derivatives designated as hedging instruments		$3,199	$362		$3	$384
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$2,385	$3,654	Other current liabilities	$705	$1,789
Total derivatives not designated as hedging instruments		$2,385	$3,654		$705	$1,789
Total derivatives		$5,584	$4,016		$708	$2,173
The following table provides the balances and changes in accumulated other comprehensive income (loss), before taxes, related to derivative instruments for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2013	2012	2013	2012
Beginning balance	$(323)	$(111)	$2,484	$(962)
Amount reclassified to income	(22)	(128)	(2,538)	964
Net change	3,864	2,242	3,573	2,001
Ending balance	$3,519	$2,003	$3,519	$2,003

Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of December 31, 2013 and June 30, 2013, information related to the offsetting arrangements was as follows (in thousands):

As of December 31, 2013				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$5,584	$—	$5,584	$(708)	$—	$4,876
Derivatives - Liabilities	$(708)	$—	$(708)	$708	$—	$—

As of June 30, 2013				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$4,016	$—	$4,016	$(1,520)	$—	$2,496
Derivatives - Liabilities	$(2,173)	$—	$(2,173)	$1,520	$—	$(653)
NOTE 14 – RELATED PARTY TRANSACTIONS
During the three and six months ended December 31, 2013 and 2012, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member, including Cisco Systems, Inc., Freescale Semiconductor, Inc., Avago Technologies Ltd., NetApp, Inc. and SAP AG. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2013	2012	2013	2012
Total revenues	$178	$1,899	$563	$4,771
Total purchases	$332	$69	$788	$2,452
The receivable balance from these parties as of December 31, 2013 was immaterial. The Company had a receivable balance from these parties of $0.9 million as of June 30, 2013. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
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

The Company’s significant operations outside the United States include manufacturing facilities in Singapore, Israel, Belgium, Germany and China and sales, marketing and service offices in Western Europe, Japan and the Asia Pacific regions. For geographical revenue reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist primarily of land, property and equipment, net and are attributed to the geographic region in which they are located.
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended December 31,				Six months ended December 31,
(Dollar amounts in thousands)	2013		2012		2013		2012
Revenues:
North America	$148,233	21%	$169,629	25%	$327,628	24%	$319,617	23%
Taiwan	148,825	21%	223,493	33%	266,116	20%	499,792	36%
Japan	64,223	9%	92,849	14%	145,635	11%	181,564	13%
Europe & Israel	70,295	10%	59,753	9%	191,782	14%	118,913	9%
Korea	152,750	22%	57,259	9%	230,027	17%	127,506	9%
Rest of Asia	120,803	17%	70,028	10%	202,278	14%	146,328	10%
Total	$705,129	100%	$673,011	100%	$1,363,466	100%	$1,393,720	100%
The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended December 31,				Six months ended December 31,
(Dollar amounts in thousands)	2013		2012		2013		2012
Revenues:
Defect inspection	$394,702	56%	$367,696	55%	$737,865	55%	$756,184	54%
Metrology	130,012	18%	116,600	17%	262,994	19%	259,083	19%
Service	160,946	23%	149,988	22%	317,543	23%	296,619	21%
Other	19,469	3%	38,727	6%	45,064	3%	81,834	6%
Total	$705,129	100%	$673,011	100%	$1,363,466	100%	$1,393,720	100%
Four customers each accounted for greater than 10% of total revenues for the three months ended December 31, 2013. One customer accounted for greater than 10% of total revenues for the three months ended December 31, 2012. Three customers each accounted for greater than 10% of total revenues for the six months ended December 31, 2013. Two customers each accounted for greater than 10% of total revenues for the six months ended December 31, 2012. Three customers each accounted for greater than 10% of net accounts receivable as of December 31, 2013. Two customers each accounted for greater than 10% of net accounts receivable as of June 30, 2013.
Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of December 31, 2013	As of June 30, 2013
Long-lived assets:
United States	$223,603	$215,136
Europe	44,100	49,556
Israel	32,036	28,374
Singapore	48,769	44,957
Rest of Asia	11,351	9,736
Total	$359,859	$347,759

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our revenues during the three months ended December 31, 2013 increased compared to the three months ended September 30, 2013 and December 31, 2012, primarily due to higher levels of shipments during the period resulting from higher shipment backlog at the beginning of the period, relative to the three months ended September 30, 2013 and December 31, 2012. In the near term, we continue to expect a robust level of new orders for process control and yield management equipment spanning all of our three primary markets -- memory, foundry and logic. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density application, as well as to reduce cost. We anticipate that this in turn will drive long-term increased adoption of process control equipment and services that reduce semiconductor defectivity and improve manufacturing yields, reinforcing the longer-term growth drivers in our industry.
The following table sets forth some of our key quarterly unaudited financial information that we use to manage our business:

(In thousands, except net income per share)	Three months ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Total revenues	$705,129	$658,337	$720,032	$729,029	$673,011	$720,709
Total costs and operating expenses	$517,147	$508,426	$532,397	$526,783	$519,764	$534,152
Gross margin	$419,315	$380,680	$413,228	$419,521	$369,096	$403,484
Income from operations	$187,982	$149,911	$187,635	$202,246	$153,247	$186,557
Net income	$139,246	$111,197	$134,770	$166,382	$106,630	$135,367
Net income per share:
Basic (1)	$0.84	$0.67	$0.81	$1.00	$0.64	$0.81
Diluted (1)	$0.83	$0.66	$0.80	$0.98	$0.63	$0.80
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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our related disclosure in this Quarterly Report on Form 10-Q. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventories

•	Warranty

•	Allowance for Doubtful Accounts

•	Equity and Cash-Based Long-Term Incentive Compensation Plans

•	Contingencies and Litigation

•	Goodwill and Intangible Assets

•	Income Taxes

•	Valuation of Marketable Securities
There were no significant changes in our critical accounting estimates and policies during the three months ended December 31, 2013. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2013 for a more complete discussion of our critical accounting policies and estimates.
Valuation of Goodwill and Intangible Assets
We have four reporting units: Defect Inspection, Metrology, Service and Other. As of December 31, 2013, substantially all of the goodwill balance resided in the Defect Inspection reporting unit. The fair value of each of our reporting units was substantially in excess of its estimated carrying amount at the time of the most recent quantitative analysis of goodwill impairment performed during the three months ended December 31, 2010. There have been no triggering events or changes in circumstances since that quantitative analysis to indicate that the fair value of any of our reporting units would be less than its carrying amount.
We performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2013 during the three months ended December 31, 2013 and concluded that there was no impairment. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying amount of goodwill in any reporting unit may not be recoverable. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the assets' carrying amount may not be recoverable.
Our next annual assessment of the goodwill by reporting unit will be performed during the three months ending December 31, 2014. If we were to encounter challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions, we may be required to perform the two-step quantitative goodwill impairment analysis. In addition, if such conditions have the effect of changing one of the critical assumptions or estimates we use to calculate the value of our goodwill or intangible assets, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment assessment in the second quarter of fiscal year 2015 or prior to that, if any triggering event occurs outside of the quarter during which the annual goodwill impairment assessment is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material to our results of operations.
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

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under the new standard update, in most circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in our financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. This accounting standard update will be effective for our interim period ending September 30, 2014 and applied prospectively with early adoption permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	December 31, 2013	September 30, 2013	December 31, 2012	Q2 FY14 vs. Q1 FY14		Q2 FY14 vs. Q2 FY13
Revenues:
Product	$544,183	$501,740	$523,023	$42,443	8%	$21,160	4%
Service	160,946	156,597	149,988	4,349	3%	10,958	7%
Total revenues	$705,129	$658,337	$673,011	$46,792	7%	$32,118	5%
Costs of revenues	$285,814	$277,657	$303,915	$8,157	3%	$(18,101)	(6)%
Gross margin percentage	59%	58%	55%

	Six months ended
(Dollar amounts in thousands)	December 31, 2013	December 31, 2012	Q2 FY14 YTD vs. Q2 FY13 YTD
Revenues:
Product	$1,045,923	$1,097,101	$(51,178)	(5)%
Service	317,543	296,619	20,924	7%
Total revenues	$1,363,466	$1,393,720	$(30,254)	(2)%
Costs of revenues	$563,471	$621,140	$(57,669)	(9)%
Gross margin percentage	59%	55%
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
Product revenues increased during the three months ended December 31, 2013 compared to the three months ended September 30, 2013, as we experienced higher levels of shipments during the period, primarily due to higher shipment backlog at the beginning of the period relative to the three months ended September 30, 2013. The higher shipment backlog was largely attributable to an increase in demand as our customers adopted new device architectures and process technologies at the leading edge.
Product revenues increased during the three months ended December 31, 2013 compared to the three months ended December 31, 2012, primarily due to higher levels of shipments during the period resulting from higher shipment backlog at the beginning of the period relative to the three months ended December 31, 2012, partially offset by a lower level of previously deferred revenues recognized during the three months ended December 31, 2013 from certain customers that had experienced liquidity challenges. The higher shipment backlog was largely attributable to an increase in demand as our customers adopted new device architectures and process technologies at the leading edge. The growth in revenues reflected increases in both of our primary reporting units, defect inspection and metrology.

Product revenues decreased during the six months ended December 31, 2013 compared to the six months ended December 31, 2012, primarily due to a lower level of shipment backlog at the beginning of the period as well as a higher proportion of our shipments being latest generation products that have not yet qualified for revenue upon shipment, in each case relative to the six months ended December 31, 2012. In addition, revenues during the six months ended December 31, 2012 reflected the recognition, upon satisfaction of collectibility criteria, of previously deferred revenues from certain customers that had experienced liquidity challenges.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues during the three and six months ended December 31, 2013 increased compared to the three months ended September 30, 2013 and three and six months ended December 31, 2012, respectively, primarily due to an increase in the number of post-warranty systems installed at our customers' sites.
Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended
(Dollar amounts in thousands)	December 31, 2013		September 30, 2013		December 31, 2012
North America	$148,233	21%	$179,395	28%	$169,629	25%
Taiwan	148,825	21%	117,291	18%	223,493	33%
Japan	64,223	9%	81,412	12%	92,849	14%
Europe & Israel	70,295	10%	121,487	18%	59,753	9%
Korea	152,750	22%	77,278	12%	57,259	9%
Rest of Asia	120,803	17%	81,474	12%	70,028	10%
Total	$705,129	100%	$658,337	100%	$673,011	100%
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
The following tables summarize the major factors that contributed to the changes in gross margin percentage for the periods indicated:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended	Six months ended
September 30, 2013	57.8%	December 31, 2012	54.8%	55.4%
Revenue volume of products and service	0.8%	Revenue volume of products and service	0.3%	(0.9)%
Mix of products and services sold	(0.2)%	Mix of products and services sold	0.1%	1.1%
Manufacturing labor, overhead and efficiencies	1.0%	Manufacturing labor, overhead and efficiencies	1.2%	0.7%
Other service and manufacturing costs	0.1%	Other service and manufacturing costs	3.1%	2.4%
December 31, 2013	59.5%	December 31, 2013	59.5%	58.7%

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
Our gross margin increased to 59.5% during the three months ended December 31, 2013 from 57.8% during the three months ended September 30, 2013, primarily due to higher revenue volume of products and service and increase in capacity utilization, partially offset by a less favorable mix of products and services sold.
Our gross margin increased to 59.5% during the three months ended December 31, 2013 from 54.8% during the three months ended December 31, 2012, primarily due to higher revenue volume of products and service, efficiencies from manufacturing and overhead spending and a lower requirement for excess and obsolescence inventory reserves.
Our gross margin increased to 58.7% during the six months ended December 31, 2013 from 55.4% during the six months ended December 31, 2012, primarily due to a more favorable mix of products and services sold, a lower requirement for excess and obsolescence inventory reserves and a decrease in customer support costs, partially offset by lower revenue volume.
Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	December 31, 2013	September 30, 2013	December 31, 2012	Q2 FY14 vs. Q1 FY14		Q2 FY14 vs. Q2 FY13
R&D expenses	$134,587	$132,273	$121,608	$2,314	2%	$12,979	11%
R&D expenses as a percentage of total revenues	19%	20%	18%

(Dollar amounts in thousands)	Six months ended
	December 31, 2013	December 31, 2012	Q2 FY14 YTD vs. Q2 FY13 YTD
R&D expenses	$266,860	$241,350	$25,510	11%
R&D expenses as a percentage of total revenues	20%	17%
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
R&D expenses during the three months ended December 31, 2013 increased compared to the three months ended September 30, 2013, primarily due to the stage and timing of our development projects, as described in the previous paragraph. R&D expenses during the three months ended December 31, 2013 were impacted by an increase in employee-related expenses of $3.7 million as a result of additional engineering headcount and variable compensation, partially offset by a reduction in materials spending of $2.2 million due to the timing of project spending.
R&D expenses during the three months ended December 31, 2013 increased compared to the three months ended December 31, 2012, primarily due to the stage and timing of our development projects, as described above. R&D expenses during the three months ended December 31, 2013 were impacted by an increase in employee-related expenses of $13.4 million as a result of additional engineering headcount and variable compensation and a lower level of subsidies for R&D, partially offset by an increase in the benefit to R&D expenses from external funding of $3.7 million.

R&D expenses during the six months ended December 31, 2013 increased compared to the six months ended December 31, 2012, primarily due to the stage and timing of our development projects, as described above. R&D expenses during the six months ended December 31, 2013 were impacted by an increase in employee-related expenses of $22.3 million as a result of additional engineering headcount and variable compensation, a lower level of subsidies for R&D and an increase in depreciation of property and equipment of $2.0 million, partially offset by an increase in the benefit to R&D expenses from external funding of $3.2 million.
R&D expenses include the benefit of $4.2 million, $3.6 million and $0.5 million of external funding received from government grants during the three months ended December 31, 2013, September 30, 2013 and December 31, 2012, respectively, for certain strategic development programs.
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
Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	December 31, 2013	September 30, 2013	December 31, 2012	Q2 FY14 vs. Q1 FY14		Q2 FY14 vs. Q2 FY13
SG&A expenses	$96,746	$98,496	$94,241	$(1,750)	(2)%	$2,505	3%
SG&A expenses as a percentage of total revenues	14%	15%	14%

	Six months ended
(Dollar amounts in thousands)	December 31, 2013	December 31, 2012	Q2 FY14 YTD vs. Q2 FY13 YTD
SG&A expenses	$195,242	$191,426	$3,816	2%
SG&A expenses as a percentage of total revenues	14%	14%
SG&A expenses during the three months ended December 31, 2013 decreased compared to the three months ended September 30, 2013, primarily due to our receipt of $1.1 million in proceeds from a class action settlement as well as our recovery of $1.1 million in receivables that had been previously classified as bad debt during the three months ended December 31, 2013.
SG&A expenses during the three months ended December 31, 2013 increased compared to the three months ended December 31, 2012, primarily due to an increase in employee-related expenses of $7.0 million as a result of additional headcount and variable compensation expense, partially offset by a decrease in legal expenses of $3.1 million that was partly attributable to the receipt of class action settlement proceeds described above.
SG&A expenses during the six months ended December 31, 2013 increased compared to the six months ended December 31, 2012, primarily due to an increase in employee-related expenses of $12.5 million as a result of additional headcount and higher variable compensation, partially offset by a decrease in consulting expenses of $3.2 million and a decrease in legal expenses of $3.5 million that was partly attributable to the receipt of class action settlement proceeds described above during the three months ended December 31, 2013.

Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	December 31, 2013	September 30, 2013	December 31, 2012
Interest income and other, net	$2,074	$3,615	$5,058
Interest expense	$13,311	$13,662	$13,431
Interest income and other, net as a percentage of total revenues	—%	1%	1%
Interest expense as a percentage of total revenues	2%	2%	2%

(Dollar amounts in thousands)		Six months ended
		December 31, 2013	December 31, 2012
Interest income and other, net		$5,689	$8,546
Interest expense		$26,973	$26,934
Interest income and other, net as a percentage of total revenues		—%	1%
Interest expense as a percentage of total revenues		2%	2%
Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, gains or losses from revaluations of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, impairments associated with equity investments in privately-held companies, and interest-related accruals (such as interest and penalty accruals related to our tax obligations).
Interest income and other, net during the three months ended December 31, 2013 decreased compared to the three months ended September 30, 2013 and December 31, 2012, in each case primarily due to an impairment charge of $1.4 million related to an equity investment in a privately-held company that was deemed to be an other-than-temporary impairment recognized during the three months ended December 31, 2013.
The decrease in interest income and other, net during the six months ended December 31, 2013 compared to the six months ended December 31, 2012 was primarily due to an impairment charge of $1.4 million related to an equity investment in a privately-held company and a decrease in interest income of $1.4 million driven by lower interest rates.
Interest expense is primarily attributable to the $750 million aggregate principal amount of senior fixed rate notes that we issued in the fourth quarter of the fiscal year ended June 30, 2008.
Provision for Income Taxes
The following table provides details of income taxes:

(Dollar amounts in thousands)	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Income before income taxes	$176,745	$144,874	$316,609	$321,416
Provision for income taxes	$37,499	$38,244	$66,166	$79,419
Effective tax rate	21.2%	26.4%	20.9%	24.7%
Our estimated annual effective tax rate for the fiscal year ending June 30, 2014 is approximately 21.4%.
There is no material difference between the tax expense as a percentage of income during the three months ended December 31, 2013 and the estimated annual effective tax rate.
Tax expense was lower as a percentage of income before income taxes during the three months ended December 31, 2013 compared to the three months ended December 31, 2012 primarily due to the impact of the following items:

•
Tax expense was decreased by $4.7 million during the three months ended December 31, 2013 due to an increase in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate;

•
Tax expense was decreased by $1.7 million during the three months ended December 31, 2013 related to the U.S. federal research credit. The research credit was not available during the three months ended December 31, 2012, because the credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 reinstated the research credit and extended the credit through December 31, 2013; and

•	Tax expense was decreased by $2.6 million during the three months ended December 31, 2013 related to a non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan.
Tax expense was lower as a percentage of income before income taxes during the six months ended December 31, 2013 compared to the six months ended December 31, 2012 primarily due to the impact of the following items:

•
Tax expense was decreased by $7.4 million during the six months ended December 31, 2013 due to an increase in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate;

•
Tax expense was decreased by $3.1 million during the six months ended December 31, 2013 related to the U.S. federal research credit. The research credit was not available during the six months ended December 31, 2012, because the credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 reinstated the research credit and extended the credit through December 31, 2013.

•	Tax expense was decreased by $3.6 million during the six months ended December 31, 2013 related to a non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan.
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
LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	As of December 31, 2013	As of June 30, 2013
Cash and cash equivalents	$793,382	$985,390
Marketable securities	2,157,279	1,933,491
Total cash, cash equivalents and marketable securities	$2,950,661	$2,918,881
Percentage of total assets	54%	55%

	Six months ended December 31,
(In thousands)	2013	2012
Cash flow:
Net cash provided by operating activities	$292,519	$322,836
Net cash used in investing activities	(262,788)	(69,402)
Net cash used in financing activities	(221,319)	(238,233)
Effect of exchange rate changes on cash and cash equivalents	(420)	818
Net increase (decrease) in cash and cash equivalents	$(192,008)	$16,019
As of December 31, 2013, our cash, cash equivalents and marketable securities totaled $3.0 billion, which is an increase of $31.8 million from June 30, 2013. As of December 31, 2013, $1.2 billion of our $3.0 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to permanently reinvest $1.0 billion of the cash held by our foreign subsidiaries and branch offices. If, however, a portion of these funds were to be needed for our operations in the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from where the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $139.0 million of the $1.2 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.

During the three months ended December 31, 2013, our Board of Directors declared a dividend of $0.45 per share of our outstanding common stock, which was paid on December 2, 2013 to our stockholders of record as of the close of business on November 18, 2013. During the same period in fiscal year 2013, our Board of Directors declared and paid a quarterly cash dividend of $0.40 per share. The total amount of dividends paid during the three months ended December 31, 2013 and 2012 was $75.0 million and $66.5 million, respectively. The total amount of dividends paid during the six months ended December 31, 2013 and 2012 was $149.6 million and $133.2 million, respectively. The increase in the amount of dividends paid during the three and six months ended December 31, 2013 reflects the increase in the level of our quarterly dividend from $0.40 to $0.45 per share that was instituted during the three months ended September 30, 2013.
The shares repurchased under our stock repurchase program have allowed our basic and diluted weighted-average shares outstanding for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, to remain relatively unchanged. The share repurchase program decrease partially offsets shares issued in connection with the exercise of employee stock options, purchases under our ESPP program and the vesting of employee restricted stock units.
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the six months ended December 31, 2013 decreased compared to the six months ended December 31, 2012 primarily as a result of the following factors:

•	A decrease in collections of approximately $11 million during the six months ended December 31, 2013 compared to the six months ended December 31, 2012,

•	An increase in payroll payments of approximately $21 million during the six months ended December 31, 2013 compared to the six months ended December 31, 2012, and

•
Payments of approximately $15 million upon the vesting of cash-based long-term incentive ("Cash LTI") awards during the six months ended December 31, 2013 under our Cash LTI employee compensation plan, where no such payments occurred during the six months ended December 31, 2012, partially offset by

•	A decrease in accounts payable payments of approximately $28 million during the six months ended December 31, 2013 compared to the six months ended December 31, 2012.
Net cash used in investing activities during the six months ended December 31, 2013 increased compared to the six months ended December 31, 2012 primarily as a result of a $193 million increase in the use of cash for purchase of available-for-sale and trading securities, net of sales and maturities.
Net cash used in financing activities during the six months ended December 31, 2013 decreased by $17 million compared to the six months ended December 31, 2012. Net cash used in financing activities was impacted by:

•
An increase in proceeds from the issuance of common stock of $32 million during the six months ended December 31, 2013 compared to the six months ended December 31, 2012 due to an increase in employee stock option exercises, and

•	A decrease in common stock repurchases of $16 million during the six months ended December 31, 2013 compared to the six months ended December 31, 2012, which were partially offset by

•
An increase in dividend payments of $16 million during the six months ended December 31, 2013 compared to the six months ended December 31, 2012, reflecting an increase in our quarterly dividend from $0.40 to $0.45 per share that was instituted during the three months ended September 30, 2013, and

•
An increase of $21 million in payroll tax withholding payments related to the net share settlement of vested and released restricted stock units during the six months ended December 31, 2013 compared to the six months ended December 31, 2012.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2013:

	Fiscal year ending June 30,
(In thousands)	Total	2014 (2)	2015	2016	2017	2018	Thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$750,000	$—	$—
Interest payment associated with long-term debt obligations	224,250	25,875	51,750	51,750	51,750	43,125	—	—
Purchase commitments	262,896	245,118	15,955	1,823	—	—	—	—
Non-current income tax payable(3)	69,578	—	—	—	—	—	—	69,578
Operating leases	27,696	4,093	7,084	5,667	4,521	3,261	3,070	—
Cash long-term incentive program(4)	108,730	601	30,781	30,781	30,781	15,786	—	—
Pension obligations	20,692	674	1,607	1,615	1,506	1,865	13,425	—
Total contractual cash obligations	$1,463,842	$276,361	$107,177	$91,636	$88,558	$814,037	$16,495	$69,578
__________________

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

(2)	Remaining 6 months.

(3)
Represents the non-current income tax payable obligation and related accrued interest. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

(4)	Represents the amount committed under our cash long-term incentive program. Expected payment after estimated forfeitures is approximately $99.2 million.
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
The following table shows total receivables sold under factoring agreements for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2013	2012	2013	2012
Receivables sold under factoring agreements	$10,412	$37,026	$56,294	$85,560
Factoring fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $26.5 million, of which $24.6 million had been issued as of December 31, 2013, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.
We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $262.9 million as of December 31, 2013 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

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
Working capital was $3.6 billion as of December 31, 2013, which is an increase of $89.6 million compared to our working capital as of June 30, 2013. As of December 31, 2013, our principal source of liquidity consisted of $3.0 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances, will be sufficient to satisfy our liquidity requirements for at least the next 12 months.
Our credit ratings and outlooks as of December 31, 2013 are summarized below:

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

(In thousands)	As of December 31, 2013	As of June 30, 2013
Cash flow hedge contracts
Purchase	$20,288	$14,641
Sell	$69,197	$35,178
Other foreign currency hedge contracts
Purchase	$101,064	$99,175
Sell	$68,876	$97,901
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2013. Actual results may differ materially.
As of December 31, 2013, we had an investment portfolio of fixed income securities of $2.2 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2013, the fair value of the portfolio would have declined by $1.2 million.
As of December 31, 2013, we had net forward and option contracts to sell $16.7 million in foreign currency in order to hedge certain currency exposures (see Note 13, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a detailed description). If we had entered into these contracts on December 31, 2013, the U.S. dollar equivalent would have been $11.8 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $20.3 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2013, the book value and the fair value of our fixed rate debt were $747.6 million and $874.9 million, respectively.
See Note 4, “Marketable Securities,” to the condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of December 31, 2013.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

•
the possibility that next-generation technological advances within the semiconductor manufacturing industry could actually reverse the historical trend of declining cost per transistor, and the impact that such reversal would have upon our industry and business;

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
As of December 31, 2013, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
A majority of our annual revenues are derived from outside the United States, and we maintain significant operations outside the United States. We expect that these conditions will continue in the foreseeable future. Managing global operations and sites located throughout the world presents a number of challenges, including but not limited to:

•	managing cultural diversity and organizational alignment;

•	exposure to the unique characteristics of each region in the global semiconductor market, which can cause capital equipment investment patterns to vary significantly from period to period;

•	periodic local or international economic downturns;

•	potential adverse tax consequences, including withholding tax rules that may limit the repatriation of our earnings, and higher effective income tax rates in foreign countries where we do business;

•	government controls, either by the United States or other countries, that restrict our business overseas or the import or export of semiconductor products or increase the cost of our operations;

•	compliance with customs regulations in the countries in which we do business;

•	tariffs or other trade barriers (including those applied to our products or to parts and supplies that we purchase);

•	political instability, natural disasters, legal or regulatory changes, acts of war or terrorism in regions where we have operations or where we do business;

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
Recent regulations related to “conflict minerals” may force us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.
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
We are exposed to risks in connection with tax and regulatory compliance audits in various jurisdictions.
We are subject to tax and regulatory compliance audits (such as related to customs or product safety requirements) in various jurisdictions, and such jurisdictions may assess additional income or other taxes, penalties, fines or other prohibitions against us. Although we believe our tax estimates are reasonable and that our products and practices comply with applicable regulations, the final determination of any such audit and any related litigation could be materially different from our historical income tax provisions and accruals related to income taxes and other contingencies. The results of an audit or litigation could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended December 31, 2013 (1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2013 to October 31, 2013	340,640	$62.05	4,473,472
November 1, 2013 to November 30, 2013	299,105	$63.86	4,174,367
December 1, 2013 to December 31, 2013	319,395	$62.83	3,854,972
Total	959,140	$62.87
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.45	2004 Equity Incentive Plan (as amended and restated (as of November 6, 2013)) *	DEF14A	No. 000-09992	App. A	September 26, 2013

10.46	KLA-Tencor Corporation Performance Bonus Plan *	DEF14A	No. 000-09992	App. B	September 26, 2013

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________
* Denotes a management contract, plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

January 23, 2014	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

January 23, 2014	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 23, 2014	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.45	2004 Equity Incentive Plan (as amended and restated (as of November 6, 2013)) *	DEF14A	No. 000-09992	App. A	September 26, 2013

10.46	KLA-Tencor Corporation Performance Bonus Plan*	DEF14A	No. 000-09992	App. B	September 26, 2013

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________
* Denotes a management contract, plan or arrangement