Form 10-Q
period 2014-03-31
KLA TENCOR CORP
filed 2014-04-25
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of April 11, 2014, there were 165,826,885 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$776,223	$985,390
Marketable securities	2,250,601	1,933,491
Accounts receivable, net	557,661	524,610
Inventories	680,919	634,448
Deferred income taxes	182,899	198,525
Other current assets	94,026	75,039
Total current assets	4,542,329	4,351,503
Land, property and equipment, net	326,049	305,281
Goodwill	335,246	326,635
Purchased intangibles, net	31,988	34,515
Other non-current assets	251,239	269,423
Total assets	$5,486,851	$5,287,357
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,771	$115,680
Deferred system profit	173,595	157,965
Unearned revenue	46,179	60,838
Other current liabilities	547,102	527,049
Total current liabilities	887,647	861,532
Non-current liabilities:
Long-term debt	747,783	747,376
Pension liabilities	58,408	57,959
Income tax payable	59,765	59,494
Unearned revenue	57,818	42,228
Other non-current liabilities	35,502	36,616
Total liabilities	1,846,923	1,805,205
Commitments and contingencies (Note 12 and Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	1,206,377	1,159,565
Retained earnings	2,464,901	2,359,233
Accumulated other comprehensive income (loss)	(31,350)	(36,646)
Total stockholders’ equity	3,639,928	3,482,152
Total liabilities and stockholders’ equity	$5,486,851	$5,287,357

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands, except per share data)	2014	2013	2014	2013
Revenues:
Product	$670,083	$579,746	$1,716,006	$1,676,847
Service	161,516	149,283	479,059	445,902
Total revenues	831,599	729,029	2,195,065	2,122,749
Costs and operating expenses:
Costs of revenues	342,826	309,508	906,297	930,648
Engineering, research and development	134,161	118,788	401,021	360,138
Selling, general and administrative	93,449	98,487	288,691	289,913
Total costs and operating expenses	570,436	526,783	1,596,009	1,580,699
Income from operations	261,163	202,246	599,056	542,050
Interest income and other, net	3,479	3,338	9,168	11,884
Interest expense	13,396	13,469	40,369	40,403
Income before income taxes	251,246	192,115	567,855	513,531
Provision for income taxes	47,665	25,733	113,831	105,152
Net income	$203,581	$166,382	$454,024	$408,379
Net income per share:
Basic	$1.22	$1.00	$2.73	$2.46
Diluted	$1.21	$0.98	$2.70	$2.41
Cash dividends declared per share	$0.45	$0.40	$1.35	$1.20
Weighted-average number of shares:
Basic	166,253	166,234	166,184	166,297
Diluted	167,989	169,180	168,355	169,425

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands)	2014	2013	2014	2013
Net income	$203,581	$166,382	$454,024	$408,379
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	(13)	(10,753)	3,908	(5,257)
Change in income tax benefit or expense	113	1,223	(661)	(1,489)
Net change related to currency translation adjustments	100	(9,530)	3,247	(6,746)
Cash flow hedges:
Change in net unrealized gains or losses	(1,752)	842	1,821	2,843
Reclassification adjustments for gains or losses included in net income	(934)	(848)	(3,472)	116
Change in income tax benefit or expense	962	2	591	(1,054)
Net change related to cash flow hedges	(1,724)	(4)	(1,060)	1,905
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	142	155	542	473
Available-for-sale securities:
Change in net unrealized gains or losses	844	105	5,641	3,054
Reclassification adjustments for gains or losses included in net income	(281)	(712)	(1,728)	(2,069)
Change in income tax benefit or expense	(183)	217	(1,346)	(301)
Net change related to available-for-sale securities	380	(390)	2,567	684
Other comprehensive income (loss)	(1,102)	(9,769)	5,296	(3,684)
Total comprehensive income	$202,479	$156,613	$459,320	$404,695

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$454,024	$408,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,062	67,109
Asset impairment charges	1,374	1,327
Net gain on sale of assets	—	(1,160)
Non-cash stock-based compensation expense	46,812	52,478
Excess tax benefit from equity awards	(20,187)	(13,965)
Net gain on sale of marketable securities and other investments	(1,728)	(2,069)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	(34,193)	232,347
Decrease (increase) in inventories	(47,481)	671
Decrease in other assets	8,470	3,367
Increase (decrease) in accounts payable	5,121	(30,866)
Increase (decrease) in deferred system profit	15,630	(10,402)
Increase in other liabilities	41,342	30,403
Net cash provided by operating activities	530,246	737,619
Cash flows from investing activities:
Acquisition of cost method investment	(1,345)	—
Acquisition of business	(18,000)	—
Capital expenditures, net	(54,436)	(55,663)
Proceeds from sale of assets	—	1,838
Purchase of available-for-sale securities	(1,156,107)	(1,283,177)
Proceeds from sale of available-for-sale securities	723,225	910,535
Proceeds from maturity of available-for-sale securities	110,924	200,853
Purchase of trading securities	(53,046)	(33,917)
Proceeds from sale of trading securities	53,400	34,492
Net cash used in investing activities	(395,385)	(225,039)
Cash flows from financing activities:
Issuance of common stock	92,100	95,542
Tax withholding payments related to vested and released restricted stock units	(51,556)	(29,160)
Common stock repurchases	(180,686)	(204,943)
Payment of dividends to stockholders	(224,405)	(199,712)
Excess tax benefit from equity awards	20,187	13,965
Net cash used in financing activities	(344,360)	(324,308)
Effect of exchange rate changes on cash and cash equivalents	332	(5,365)
Net increase (decrease) in cash and cash equivalents	(209,167)	182,907
Cash and cash equivalents at beginning of period	985,390	751,294
Cash and cash equivalents at end of period	$776,223	$934,201
Supplemental cash flow disclosures:
Income taxes paid, net	$76,877	$87,245
Interest paid	$26,436	$27,119
Non-cash investing activities:
Purchase of land, property and equipment	$4,103	$—

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
The results of operations for the nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2014.
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

In many instances, products are sold in stand-alone arrangements. Services are sold separately through renewals of annual maintenance contracts. The Company also allows for multiple element revenue arrangements in cases where certain elements of a sales arrangement are not delivered and accepted in one reporting period. To determine the relative fair value of each element in a revenue arrangement, the Company allocates arrangement consideration based on the selling price hierarchy. For substantially all of the arrangements with multiple deliverables pertaining to products and services, the Company uses vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) to allocate the selling price to each deliverable. The Company determines TPE based on historical prices charged for products and services when sold on a stand-alone basis. When the Company is unable to establish relative selling price using VSOE or TPE, the Company uses estimated selling price (“ESP”) in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. ESP could potentially be used for new or customized products. The Company regularly reviews relative selling prices and maintains internal controls over the establishment and updates of these estimates. In a multiple element revenue arrangement, the Company defers revenue recognition associated with the relative fair value of each undelivered element until that element is delivered to the customer. To be considered a separate element, the product or service in question must represent a separate unit of accounting, which means that such product or service must fulfill the following criteria: (a) the delivered item(s) has value to the customer on a stand-alone basis; and (b) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If the arrangement does not meet all the above criteria, the entire amount of the sales contract is deferred until all elements are accepted by the customer.
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
The Company sells stand-alone software that is subject to the software revenue recognition guidance issued by the Financial Accounting Standards Board (“FASB”). The Company periodically reviews selling prices to determine whether VSOE exists, and in some situations where the Company is unable to establish VSOE for undelivered elements such as post-contract service, revenue is recognized ratably over the term of the service contract.
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
NOTE 2 – FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity investments in privately-held companies. These equity investments are accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. The Company’s non-financial assets, such as goodwill, intangible assets, and land, property and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred.
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
All of the Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of March 31, 2014, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. As of March 31, 2014, the types of instruments valued based on quoted market prices in active markets included money market funds, U.S. Treasury securities and certain U.S. Government agency securities and sovereign securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
As of March 31, 2014, the types of instruments valued based on other observable inputs included corporate debt securities, municipal securities and certain U.S. Government agency securities and sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of March 31, 2014 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
U.S. Treasury securities	$118,951	$118,951	$—
U.S. Government agency securities	7,000	7,000	—
Corporate debt securities	62,054	—	62,054
Money market and other	463,828	463,828	—
Sovereign securities	8,383	—	8,383
Marketable securities:
U.S. Treasury securities	183,474	183,474	—
U.S. Government agency securities	790,643	762,644	27,999
Municipal securities	101,894	—	101,894
Corporate debt securities	1,119,198	—	1,119,198
Sovereign securities	53,899	17,742	36,157
Total cash equivalents and marketable securities(1)	2,909,324	1,553,639	1,355,685
Other current assets:
Derivative assets	2,653	—	2,653
Other non-current assets:
Executive Deferred Savings Plan	156,047	105,024	51,023
Total financial assets(1)	$3,068,024	$1,658,663	$1,409,361
Liabilities
Other current liabilities:
Derivative liabilities	$(960)	$—	$(960)
Executive Deferred Savings Plan	(156,417)	(106,644)	(49,773)
Total financial liabilities	$(157,377)	$(106,644)	$(50,733)
________________
(1) Excludes cash of $86.5 million held in operating accounts and time deposits of $31.0 million as of March 31, 2014.

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
There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three and nine months ended March 31, 2014. The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of March 31, 2014 or June 30, 2013.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS
Balance Sheet Components

(In thousands)	As of March 31, 2014	As of June 30, 2013
Accounts receivable, net:
Accounts receivable, gross	$579,510	$546,745
Allowance for doubtful accounts	(21,849)	(22,135)
	$557,661	$524,610
Inventories:
Customer service parts	$197,373	$180,749
Raw materials	241,773	229,233
Work-in-process	178,409	176,704
Finished goods	63,364	47,762
	$680,919	$634,448
Other current assets:
Prepaid expenses	$32,645	$31,997
Prepaid income taxes	47,435	25,825
Other current assets	13,946	17,217
	$94,026	$75,039
Land, property and equipment, net:
Land	$41,848	$41,850
Buildings and leasehold improvements	289,411	272,920
Machinery and equipment	506,655	476,747
Office furniture and fixtures	20,654	20,701
Construction-in-process	17,299	16,604
	875,867	828,822
Less: accumulated depreciation and amortization	(549,818)	(523,541)
	$326,049	$305,281
Other non-current assets:
Executive Deferred Savings Plan(1)	$156,047	$136,461
Deferred tax assets – long-term	78,133	114,833
Other non-current assets	17,059	18,129
	$251,239	$269,423
Other current liabilities:
Warranty	$41,149	$42,603
Executive Deferred Savings Plan(1)	156,417	137,849
Compensation and benefits	188,028	195,793
Income taxes payable	9,422	11,076
Interest payable	21,706	8,769
Other accrued expenses	130,380	130,959
	$547,102	$527,049

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence the quarter following a participant’s retirement or termination of employment, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. As of March 31, 2014, the Company had a deferred compensation plan related asset and liability included as a component of other non-current assets and other current liabilities on the Condensed Consolidated Balance Sheet.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of June 30, 2013	$(22,467)	$(602)	$1,594	$(15,171)	$(36,646)
Other comprehensive income before reclassifications	3,908	5,641	1,821	—	11,370
Amounts reclassified from accumulated OCI	—	(1,728)	(3,472)	880	(4,320)
Tax (benefits) expense	(661)	(1,346)	591	(338)	(1,754)
Other comprehensive income (loss)	3,247	2,567	(1,060)	542	5,296
Balance as of March 31, 2014	$(19,220)	$1,965	$534	$(14,629)	$(31,350)
The effects on net income of amounts reclassified from accumulated OCI to the Condensed Consolidated Statement of Operations for the indicated periods were as follows (in thousands):

		Three months ended March 31,	Nine months ended March 31,
Accumulated OCI Components	Location	2014	2014
Gains on cash flow hedges from foreign exchange contracts	Revenues	$895	$3,217
	Costs of revenues	39	255
	Total before tax	934	3,472
Unrealized gains (losses) on available-for-sale securities	Interest income and other, net	281	1,728
Unrealized losses on defined benefit plans	Total before tax	$(253)	$(880)
Total amount reclassified from accumulated OCI		$962	$4,320

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of March 31, 2014 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$302,408	$112	$(95)	$302,425
U.S. Government agency securities	797,451	656	(464)	797,643
Municipal securities	101,846	120	(72)	101,894
Corporate debt securities	1,178,548	3,025	(321)	1,181,252
Money market and other	463,828	—	—	463,828
Sovereign securities	62,261	38	(17)	62,282
Subtotal	2,906,342	3,951	(969)	2,909,324
Add: Time deposits(1)	31,011	—	—	31,011
Less: Cash equivalents	689,740	—	(6)	689,734
Marketable securities	$2,247,613	$3,951	$(963)	$2,250,601

As of June 30, 2013 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$93,940	$53	$(206)	$93,787
U.S. Government agency securities	598,471	569	(1,009)	598,031
Municipal securities	103,686	71	(302)	103,455
Corporate debt securities	1,103,438	2,353	(2,466)	1,103,325
Money market and other	817,608	—	—	817,608
Sovereign securities	33,799	25	(19)	33,805
Subtotal	2,750,942	3,071	(4,002)	2,750,011
Add: Time deposits(1)	43,413	—	—	43,413
Less: Cash equivalents	859,933	—	—	859,933
Marketable securities	$1,934,422	$3,071	$(4,002)	$1,933,491
________________

(1)	Time deposits excluded from fair value measurements.
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

As of March 31, 2014 (In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$61,901	$(93)
U.S. Government agency securities	229,366	(464)
Municipal securities	36,699	(72)
Corporate debt securities	217,279	(318)
Sovereign securities	31,455	(16)
Total	$576,700	$(963)
__________________

(1)	Of the total gross unrealized losses, the amount of total gross unrealized losses related to investments that had been in a continuous loss position for 12 months or more was immaterial.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company's Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of March 31, 2014 (In thousands)	Amortized Cost	Fair Value
Due within one year	$725,478	$726,799
Due after one year through three years	1,522,135	1,523,802
	$2,247,613	$2,250,601
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains on available-for-sale securities for the three months ended March 31, 2014 and March 31, 2013 were $0.3 million and $0.7 million, respectively. Realized gains on available-for-sale securities for the nine months ended March 31, 2014 and March 31, 2013 were $1.8 million and $2.1 million, respectively. Realized losses on available-for-sale securities for the three and nine months ended March 31, 2014 and March 31, 2013 were immaterial.
NOTE 5 – BUSINESS COMBINATIONS
On March 28, 2014, the Company acquired certain assets and liabilities of a privately-held company that developed and sold software to mask manufacturers, semiconductor fabs and mask inspection and review equipment manufacturers, for a total purchase consideration of $18 million in cash.
The following table represents the preliminary purchase price allocation and summarizes the aggregate estimated fair values of the net assets acquired on the closing date of the acquisition on March 28, 2014:

(In thousands)	Preliminary Purchase Price Allocation
Property and equipment	$108
Intangibles	9,400
Goodwill	8,622
Liabilities assumed	(130)
Cash consideration - paid	$18,000
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $8.6 million of goodwill was assigned to the Defect Inspection reporting unit.
NOTE 6 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balances and the movements during the nine months ended March 31, 2014:

(In thousands)	As of March 31, 2014
As of June 30, 2013	$326,635
Acquisition	8,622
Adjustments	(11)
As of March 31, 2014	$335,246
The changes in the gross goodwill balance since June 30, 2013 resulted from the acquisition of certain assets and liabilities of a privately-held company and foreign currency translation adjustments.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination.

The Company has four reporting units: Defect Inspection, Metrology, Service and Other. As of March 31, 2014, substantially all of the goodwill balance resided in the Defect Inspection reporting unit. The goodwill from the acquisition during the three months ended March 31, 2014 was included in Defect Inspection reporting unit.
The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2013 during the three months ended December 31, 2013 and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. As of December 31, 2013, the Company's assessment indicated that goodwill in the reporting units was not impaired. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the second quarter of the fiscal year ending June 30, 2014. The next annual assessment of the goodwill by reporting unit will be performed in the second quarter of the fiscal year ending June 30, 2015.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of March 31, 2014			As of June 30, 2013
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$141,659	$124,469	$17,190	$133,659	$119,106	$14,553
Patents	6-13 years	57,648	53,576	4,072	57,648	51,068	6,580
Trade name/Trademark	4-10 years	19,893	17,052	2,841	19,893	15,928	3,965
Customer relationships	6-7 years	54,680	48,194	6,486	54,680	45,263	9,417
Other	0-1 year	17,599	16,200	1,399	16,200	16,200	—
Total		$291,479	$259,491	$31,988	$282,080	$247,565	$34,515
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
For the three months ended March 31, 2014 and 2013, amortization expense for intangible assets was $3.5 million and $4.5 million, respectively. For the nine months ended March 31, 2014 and 2013, amortization expense for intangible assets was $11.9 million and $16.3 million, respectively. Based on the intangible assets recorded as of March 31, 2014, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2014 (remaining 3 months)	$4,291
2015	15,802
2016	7,564
2017	2,806
2018	1,525
Total	$31,988

NOTE 7 – LONG-TERM DEBT
In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as of March 31, 2014.
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
Based on the trading prices of the debt on the applicable dates, the fair value of the debt as of March 31, 2014 and June 30, 2013 was $881.7 million and $872.3 million, respectively. While the debt is recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.

NOTE 8 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
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
The following table summarizes the combined activity under the Company's equity incentive plans for the indicated period:

(In thousands)	Available For Grant
Balances as of June 30, 2013(1)	6,696
Plan shares increased	2,900
Restricted stock units granted(2)(3)	(1,267)
Restricted stock units canceled(2)	422
Options canceled/expired/forfeited	57
Plan shares expired(4)	(48)
Balances as of March 31, 2014(1)	8,760

__________________

(1)
Includes shares available for issuance under the 2004 Plan, as well as under the Company’s 1998 Outside Director Option Plan (the “Outside Director Plan”), which only permits the issuance of stock options to the Company’s non-employee members of the Board of Directors. As of March 31, 2014, 1.7 million shares were available for grant under the Outside Director Plan.

(2)
The number of restricted stock units provided in this row reflects the application of the full value award multiplier described above (1.8x or 2.0x depending on the grant date of the applicable award).

(3)
Includes 0.3 million (reflected as 0.6 million shares in this table due to the application of the 1.8x multiple described above, as all of these awards were granted before November 6, 2013) restricted stock units granted to senior management during the nine months ended March 31, 2014 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of March 31, 2014, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during the nine months ended March 31, 2014, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

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
The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes valuation model for purchase rights under the Company’s Employee Stock Purchase Plan and using the closing price of the Company’s common stock on the grant date for restricted stock units, adjusted to exclude the present value of dividends which do not accrue on restricted stock units granted by the Company to date. In November 2013, the Company's stockholders approved amendments to the 2004 Plan that included, among other things, giving the plan administrator the ability to grant "dividend equivalent" rights in connection with awards of restricted stock units, performance shares, performance units and deferred stock units, which represent the right to receive cash in lieu of dividends on such awards once the underlying awards vest. As of March 31, 2014, the Company had not granted dividend equivalent rights in connection with any such awards.
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2014	2013	2014	2013
Stock-based compensation expense by:
Costs of revenues	$1,688	$2,912	$7,186	$8,811
Engineering, research and development	3,512	5,068	12,797	14,801
Selling, general and administrative	7,523	10,556	26,829	28,866
Total stock-based compensation expense	$12,723	$18,536	$46,812	$52,478

The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of March 31, 2014	As of June 30, 2013
Inventory	$8,524	$8,098
Stock Options
The following table summarizes the activity and weighted-average exercise price for stock options under all plans during the nine months ended March 31, 2014:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2013	1,663	$48.97
Granted	—	$—
Exercised	(1,389)	$50.09
Canceled/expired/forfeited	(57)	$53.16
Outstanding stock options as of March 31, 2014 (all outstanding and all vested and exercisable)	217	$40.72
The Company has not issued any stock options since November 1, 2007. The weighted-average remaining contractual terms for total options outstanding under all plans, and for total options vested and exercisable under all plans, as of March 31, 2014 were each 0.5 years. The aggregate intrinsic values for total options outstanding under all plans, and for total options vested and exercisable under all plans, as of March 31, 2014 were each $6.2 million.
The authoritative guidance on stock-based compensation permits companies to select the option-pricing model used to estimate the fair value of their stock-based compensation awards. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. For purposes of the fair value estimates presented in this report, the Company has based its expected stock price volatility assumption on the market-based implied volatility from traded options of the Company’s common stock. As of March 31, 2014, the Company had no unrecognized stock-based compensation balance related to stock options.
The following table shows the total intrinsic value of options exercised, total cash received from employees and non-employee Board members as a result of stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2014	2013	2014	2013
Total intrinsic value of options exercised	$4,626	$8,462	$15,940	$13,236
Total cash received from employees and non-employee Board members as a result of stock option exercises	$13,334	$48,685	$70,065	$75,403
Tax benefits realized by the Company in connection with these exercises	$1,147	$2,872	$4,825	$4,451
The Company generally settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.

Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the nine months ended March 31, 2014 and restricted stock units outstanding as of March 31, 2014 and June 30, 2013:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2013(2)	5,374	$34.39
Granted(3)	702	$53.28
Vested and released	(1,576)	$33.20
Withheld for taxes	(864)	$33.20
Forfeited	(236)	$37.53
Outstanding restricted stock units as of March 31, 2014(2) (3)	3,400	$38.93
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. As described above, under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8 or 2.0 (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes 0.3 million restricted stock units granted to senior management during the nine months ended March 31, 2013 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of March 31, 2014, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

(3)
Includes 0.3 million restricted stock units granted to senior management during the nine months ended March 31, 2014 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of March 31, 2014, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

The restricted stock units granted by the Company since the beginning of the fiscal year ended June 30, 2013 generally vest (a) with respect to awards with only service-based vesting criteria, in four equal installments on the first, second, third and fourth anniversaries of the grant date and (b) with respect to awards with both performance-based and service-based vesting criteria, in two equal installments on the third and fourth anniversaries of the grant date, in each case subject to the recipient remaining employed by the Company as of the applicable vesting date. The restricted stock units granted by the Company from the beginning of the fiscal year ended June 30, 2007 through the fiscal year ended June 30, 2012 generally vest in two equal installments on the second and fourth anniversaries of the grant date, subject to the recipient remaining employed by the Company as of the applicable vesting date. The fair value is determined using the closing price of the Company’s common stock on the grant date for restricted stock units, adjusted to exclude the present value of dividends which do not accrue on restricted stock units granted by the Company to date. In November 2013, the Company's stockholders approved amendments to the 2004 Plan that included, among other things, giving the plan administrator the ability to grant "dividend equivalent" rights in connection with awards of restricted stock units, performance shares, performance units and deferred stock units, which represent the right to receive cash in lieu of dividends on such awards once the underlying awards vest. As of March 31, 2014, the Company had not granted dividend equivalent rights in connection with any such awards.
The restricted stock units have been awarded under the 2004 Plan, and each unit will entitle the recipient to one share of the Company's common stock when the applicable vesting requirements for that unit are satisfied. However, for each share actually issued under the awarded restricted stock units, the share reserve under the 2004 Plan will be reduced by 1.8 shares (for awards granted before November 6, 2013) or 2.0 shares (for awards granted on or after November 6, 2013), as provided under the terms of the 2004 Plan.

The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands, except for weighted-average grant date fair value)	2014	2013	2014	2013
Weighted-average grant date fair value per unit	$56.48	$51.95	$53.28	$47.71
Tax benefits realized by the Company in connection with vested and released restricted stock units	$1,793	$747	$43,884	$28,771
As of March 31, 2014, the unrecognized stock-based compensation expense balance related to restricted stock units was $88.2 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.4 years. The intrinsic value of outstanding restricted stock units as of March 31, 2014 was $235.1 million.
Cash-Based Long-Term Incentive Compensation
Starting in fiscal year 2013, the Company adopted a cash-based long-term incentive program for many of its employees as part of the Company's employee compensation program. During the nine months ended March 31, 2014, the Company approved cash-based long-term incentive (“Cash LTI”) awards of $65.3 million under the Company's Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the three months ended March 31, 2014 and 2013, the Company recognized $7.3 million and $3.6 million, respectively, in compensation expense under the Cash LTI Plan. During the nine months ended March 31, 2014 and 2013, the Company recognized $18.7 million and $7.1 million, respectively, in compensation expense under the Cash LTI Plan. As of March 31, 2014, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $93.7 million.
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
The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Stock purchase plan:
Expected stock price volatility	25.8%	27.5%	27.5%	28.9%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Dividend yield	2.8%	3.2%	2.9%	3.3%
Expected life of options (in years)	0.5	0.5	0.5	0.5

 The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Total cash received from employees for the issuance of shares under the ESPP	$—	$—	$22,035	$20,139
Number of shares purchased by employees through the ESPP	—	—	469	496
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$1,150	$724	$2,023	$1,398
Weighted-average fair value per share based on Black-Scholes model	$13.04	$10.36	$12.29	$10.46
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of March 31, 2014, after giving effect to the ESPP purchase that occurred on such date, a total of 1.2 million shares were reserved and available for issuance under the ESPP. As of the date of this report, no additional shares have been added to the ESPP with respect to the fiscal year ending June 30, 2014.
NOTE 9 – STOCK REPURCHASE PROGRAM
Since July 1997, the Board of Directors has authorized the Company to systematically repurchase in the open market up to 80.8 million shares of its common stock under a repurchase program, including 8.0 million shares authorized in November 2012. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18. As of March 31, 2014, 2.9 million shares were available for repurchase under the Company’s repurchase program.
Share repurchases for the indicated periods (based on the settlement date of the applicable repurchase) were as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2014	2013	2014	2013
Number of shares of common stock repurchased	930	1,289	2,927	4,115
Total cost of repurchases	$59,880	$68,343	$180,686	$204,943

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

The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Numerator:
Net income	$203,581	$166,382	$454,024	$408,379
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	166,253	166,234	166,184	166,297
Effect of dilutive options and restricted stock units	1,736	2,946	2,171	3,128
Weighted-average shares-diluted	167,989	169,180	168,355	169,425
Basic net income per share	$1.22	$1.00	$2.73	$2.46
Diluted net income per share	$1.21	$0.98	$2.70	$2.41
Anti-dilutive securities excluded from the computation of diluted net income per share	—	967	—	1,556
The total amount of dividends paid by the Company during the three months ended March 31, 2014 and 2013 was $74.8 million and $66.6 million, respectively. The total amount of dividends paid by the Company during the nine months ended March 31, 2014 and 2013 was $224.4 million and $199.7 million, respectively.
NOTE 11 – INCOME TAXES
The following table provides details of income taxes:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in thousands)	2014	2013	2014	2013
Income before income taxes	$251,246	$192,115	$567,855	$513,531
Provision for income taxes	$47,665	$25,733	$113,831	$105,152
Effective tax rate	19.0%	13.4%	20.0%	20.5%
The Company’s estimated annual effective tax rate for the fiscal year ending June 30, 2014 is approximately 20.6%.
The difference between the actual effective tax rate of 19.0% during the the three months ended March 31, 2014 and the estimated annual effective tax rate of 20.6% is primarily due to a decrease in tax expense of $5.5 million related to a decrease in the Company's unrecognized tax benefits resulting from the expiration of the statute of limitations.
Tax expense was higher as a percentage of income before taxes during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to a decrease in tax expenses of $15.6 million during the three months ended March 31, 2013 related to the U.S. federal research credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which reinstated the research credit retroactive to January 1, 2012 and extended the credit through December 31, 2013, enabling the Company to recognize a retroactive tax credit for prior periods during the three months ended March 31, 2013.

Tax expense as a percentage of income before taxes during the nine months ended March 31, 2014 was relatively flat compared to the nine months ended March 31, 2013 and was by impacted the following items:

•
Tax expense was decreased by $8.7 million during the nine months ended March 31, 2013 related to the U.S. federal research credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which reinstated the research credit retroactive to January 1, 2012 and extended the credit through December 31, 2013, enabling the Company to recognize a retroactive tax credit for prior periods during the nine months ended March 31, 2013; offset by a

•
Decrease in tax expense of $8.6 million during the nine months ended March 31, 2014 related to an increase in the proportion of the Company's earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate.

In the normal course of business, the Company is subject to examination by tax authorities throughout the world. The Company is subject to U.S. federal income tax examination for all years beginning from the fiscal year ended June 30, 2011. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2009. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2009. It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that it may recognize up to $9.9 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2014	2013	2014	2013
Receivables sold under factoring agreements	$27,195	$44,400	$83,489	$129,960
Proceeds from sales of LCs	$—	$3,804	$—	$3,804
Factoring fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.

Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.1 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively. Rent expense was $6.5 million and $7.0 million for the nine months ended March 31, 2014 and 2013, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2014 (remaining 3 months)	$2,173
2015	8,107
2016	6,534
2017	5,089
2018	3,767
2019 and thereafter	3,739
Total minimum lease payments	$29,409
Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $234.5 million as of March 31, 2014 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of March 31, 2014, the Company had committed $107.8 million for future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
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
The following table provides the changes in the product warranty accrual for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2014	2013	2014	2013
Beginning balance	$41,599	$41,918	$42,603	$46,496
Accruals for warranties issued during the period	10,799	11,539	36,096	32,047
Changes in liability related to pre-existing warranties	(841)	1,167	(6,650)	2,899
Settlements made during the period	(10,408)	(13,568)	(30,900)	(40,386)
Ending balance	$41,149	$41,056	$41,149	$41,056
The Company maintains guarantee arrangements available through various financial institutions for up to $27.3 million, of which $25.5 million had been issued as of March 31, 2014, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.

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
In addition, the Company may in limited circumstances enter into agreements that contain customer-specific pricing, discount, rebate or credit commitments. Furthermore, the Company may give these customers limited audit or inspection rights to enable them to confirm that the Company is complying with these commitments. If a customer elects to exercise its audit or inspection rights, the Company may be required to expend significant resources to support the audit or inspection, as well as to defend or settle any dispute with a customer that could potentially arise out of such audit or inspection. To date, the Company has made no accruals in its condensed consolidated financial statements for this contingency. While the Company has not in the past incurred significant expenses for resolving disputes regarding these types of commitments, the Company cannot make any assurance that it will not incur any such liabilities in the future.
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
KLA-Tencor’s foreign subsidiaries operate and sell KLA-Tencor’s products in various global markets. As a result, KLA-Tencor is exposed to risks relating to changes in foreign currency exchange rates. KLA-Tencor utilizes foreign currency forward exchange contracts and option contracts to hedge against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions, such as the Japanese yen, the euro, the New Taiwan dollar and the Israeli new shekel. The Company routinely hedges its exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. These currency forward exchange contracts and options, designated as cash flow hedges, generally have maturities of less than 18 months. Cash flow hedges are evaluated for effectiveness monthly, based on changes in total fair value of the derivatives. If a financial counterparty to any of the Company’s hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, the Company may experience material losses.

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
Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the indicated periods were as follows:

		Three months ended March 31,		Nine months ended March 31,
(In thousands)	Location in Financial Statements	2014	2013	2014	2013
Derivatives Designated as Hedging Instruments
Gains (losses) in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$(1,752)	$842	$1,821	$2,843
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$895	$720	$3,217	$146
	Costs of revenues	39	128	255	(262)
	Total gains (losses) reclassified from accumulated OCI into income (effective portion)	$934	$848	$3,472	$(116)
Gains recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Interest income and other, net	$38	$61	$64	$73
Derivatives Not Designated as Hedging Instruments
Gains (losses) recognized in income	Interest income and other, net	$(1,179)	$4,514	$4,168	$14,408
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, as of the dates indicated below was as follows:

(In thousands)	As of March 31, 2014	As of June 30, 2013
Cash flow hedge contracts
Purchase	$7,598	$14,641
Sell	$38,773	$35,178
Other foreign currency hedge contracts
Purchase	$122,156	$99,175
Sell	$143,774	$97,901

The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2014	As of June 30, 2013	Balance Sheet Location	As of March 31, 2014	As of June 30, 2013
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$460	$362	Other current liabilities	$115	$384
Total derivatives designated as hedging instruments		$460	$362		$115	$384
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$2,193	$3,654	Other current liabilities	$845	$1,789
Total derivatives not designated as hedging instruments		$2,193	$3,654		$845	$1,789
Total derivatives		$2,653	$4,016		$960	$2,173
The following table provides the balances and changes in accumulated OCI, before taxes, related to derivative instruments for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2014	2013	2014	2013
Beginning balance	$3,519	$2,003	$2,484	$(962)
Amount reclassified to income	(934)	(848)	(3,472)	116
Net change	(1,752)	842	1,821	2,843
Ending balance	$833	$1,997	$833	$1,997

Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of March 31, 2014 and June 30, 2013, information related to the offsetting arrangements was as follows (in thousands):

As of March 31, 2014				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$2,653	$—	$2,653	$(960)	$—	$1,693
Derivatives - Liabilities	$(960)	$—	$(960)	$960	$—	$—

As of June 30, 2013				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$4,016	$—	$4,016	$(1,520)	$—	$2,496
Derivatives - Liabilities	$(2,173)	$—	$(2,173)	$1,520	$—	$(653)
NOTE 15 – RELATED PARTY TRANSACTIONS
During the three and nine months ended March 31, 2014 and 2013, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member, including Cisco Systems, Inc., Freescale Semiconductor, Inc., Avago Technologies Ltd., NetApp, Inc. and SAP AG. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2014	2013	2014	2013
Total revenues	$606	$840	$1,169	$5,611
Total purchases	$1,587	$1,178	$2,375	$3,630
The receivable balance from these parties as of March 31, 2014 was immaterial. The Company had a receivable balance from these parties of $0.9 million as of June 30, 2013. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
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

The Company’s significant operations outside the United States include manufacturing facilities in Singapore, Israel, Germany and China and sales, marketing and service offices in Western Europe, Japan and the Asia Pacific regions. For geographical revenue reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist primarily of land, property and equipment, net and are attributed to the geographic region in which they are located.
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended March 31,				Nine months ended March 31,
(Dollar amounts in thousands)	2014		2013		2014		2013
Revenues:
North America	$176,560	21%	$268,889	38%	$504,188	23%	$588,505	28%
Taiwan	242,631	29%	227,535	31%	508,747	23%	727,328	34%
Japan	99,887	12%	61,154	8%	245,522	11%	242,718	11%
Europe & Israel	45,722	6%	54,659	7%	237,504	11%	173,572	8%
Korea	80,454	10%	80,252	11%	310,481	14%	207,758	10%
Rest of Asia	186,345	22%	36,540	5%	388,623	18%	182,868	9%
Total	$831,599	100%	$729,029	100%	$2,195,065	100%	$2,122,749	100%
The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended March 31,				Nine months ended March 31,
(Dollar amounts in thousands)	2014		2013		2014		2013
Revenues:
Defect inspection	$497,918	60%	$427,832	59%	$1,235,783	56%	$1,184,016	55%
Metrology	159,662	19%	135,406	19%	422,656	19%	394,489	19%
Service	161,516	19%	149,282	20%	479,059	22%	445,902	21%
Other	12,503	2%	16,509	2%	57,567	3%	98,342	5%
Total	$831,599	100%	$729,029	100%	$2,195,065	100%	$2,122,749	100%
Three customers each accounted for greater than 10% of total revenues for the three and nine months ended March 31, 2014 and 2013. Two customers each accounted for greater than 10% of net accounts receivable as of March 31, 2014 and June 30, 2013.
Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of March 31, 2014	As of June 30, 2013
Long-lived assets:
United States	$222,082	$215,136
Europe	40,921	49,556
Israel	33,632	28,374
Singapore	49,284	44,957
Rest of Asia	19,768	9,736
Total	$365,687	$347,759

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations; orders for our products and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers (and, in particular, the percentage of spending that our customers allocate to process control); growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; our ability to successfully maintain cost discipline; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; and the adoption of new accounting pronouncements.
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
Our revenues during the three months ended March 31, 2014 increased compared to the three months ended December 31, 2013 and March 31, 2013, primarily due to higher revenue backlog at the beginning of the period, relative to the three months ended September 30, 2013 and December 31, 2012. Revenue backlog includes transactions for which physical delivery of a product to a customer has been completed, but for which revenue has not yet been recognized pursuant to our policy for revenue recognition. Our customers are currently evaluating their investment plans as they develop strategies to address challenges associated with new device technologies at the leading edge. As a result, we expect lower levels of revenue in the three months ending June 30, 2014 compared to the three months ended March 31, 2014. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density application, as well as to reduce cost. We anticipate that this in turn will drive long-term increased adoption of process control equipment and services that reduce semiconductor defectivity and improve manufacturing yields, reinforcing the longer-term growth drivers in our industry.
The following table sets forth some of our key quarterly unaudited financial information that we use to manage our business:

(In thousands, except net income per share)	Three months ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Total revenues	$831,599	$705,129	$658,337	$720,032	$729,029	$673,011	$720,709
Total costs and operating expenses	$570,436	$517,147	$508,426	$532,397	$526,783	$519,764	$534,152
Gross margin	$488,773	$419,315	$380,680	$413,228	$419,521	$369,096	$403,484
Income from operations	$261,163	$187,982	$149,911	$187,635	$202,246	$153,247	$186,557
Net income	$203,581	$139,246	$111,197	$134,770	$166,382	$106,630	$135,367
Net income per share:
Basic (1)	$1.22	$0.84	$0.67	$0.81	$1.00	$0.64	$0.81
Diluted (1)	$1.21	$0.83	$0.66	$0.80	$0.98	$0.63	$0.80
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
There were no significant changes in our critical accounting estimates and policies during the three months ended March 31, 2014. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2013 for a more complete discussion of our critical accounting policies and estimates.
Valuation of Goodwill and Intangible Assets

We have four reporting units: Defect Inspection, Metrology, Service and Other. As of March 31, 2014, substantially all of the goodwill balance resided in the Defect Inspection reporting unit. We performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2013 during the three months ended December 31, 2013 and concluded that there was no impairment. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying amount of goodwill in any reporting unit may not be recoverable. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the assets' carrying amount may not be recoverable.

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
In many instances, products are sold in stand-alone arrangements. Services are sold separately through renewals of annual maintenance contracts. We also allow for multiple element revenue arrangements in cases where certain elements of a sales arrangement are not delivered and accepted in one reporting period. To determine the relative fair value of each element in a revenue arrangement, we allocate arrangement consideration based on the selling price hierarchy. For substantially all of the arrangements with multiple deliverables pertaining to products and services, we use vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) to allocate the selling price to each deliverable. We determine TPE based on historical prices charged for products and services when sold on a stand-alone basis. When we are unable to establish relative selling price using VSOE or TPE, we use estimated selling price (“ESP”) in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. ESP could potentially be used for new or customized products. We regularly review relative selling prices and maintain internal controls over the establishment and updates of these estimates. In a multiple element revenue arrangement, we defer revenue recognition associated with the relative fair value of each undelivered element until that element is delivered to the customer. To be considered a separate element, the product or service in question must represent a separate unit of accounting, which means that such product or service must fulfill the following criteria: (a) the delivered item(s) has value to the customer on a stand-alone basis; and (b) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all the above criteria, the entire amount of the sales contract is deferred until all elements are accepted by the customer.
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
We sell stand-alone software that is subject to the software revenue recognition guidance issued by the Financial Accounting Standards Board (“FASB”). We periodically review selling prices to determine whether VSOE exists, and in some situations where we are unable to establish VSOE for undelivered elements such as post-contract service, revenue is recognized ratably over the term of the service contract.
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
RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	March 31, 2014	December 31, 2013	March 31, 2013	Q3 FY14 vs. Q2 FY14		Q3 FY14 vs. Q3 FY13
Revenues:
Product	$670,083	$544,183	$579,746	$125,900	23%	$90,337	16%
Service	161,516	160,946	149,283	570	—%	12,233	8%
Total revenues	$831,599	$705,129	$729,029	$126,470	18%	$102,570	14%
Costs of revenues	$342,826	$285,814	$309,508	$57,012	20%	$33,318	11%
Gross margin percentage	59%	59%	58%

	Nine months ended
(Dollar amounts in thousands)	March 31, 2014	March 31, 2013	Q3 FY14 YTD vs. Q3 FY13 YTD
Revenues:
Product	$1,716,006	$1,676,847	$39,159	2%
Service	479,059	445,902	33,157	7%
Total revenues	$2,195,065	$2,122,749	$72,316	3%
Costs of revenues	$906,297	$930,648	$(24,351)	(3)%
Gross margin percentage	59%	56%
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
Product revenues increased during the three months ended March 31, 2014 compared to the three months ended December 31, 2013 and March 31, 2013, due to a higher level of revenue backlog at the beginning of the period driven by the adoption by our customers in recent quarters of new device architectures and process technologies at the leading edge. Revenue backlog includes transactions for which physical delivery of a product to a customer has been completed, but for which revenue has not yet been recognized pursuant to our policy for revenue recognition.

Product revenues increased during the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013, primarily as semiconductor manufacturers increased their capital spending relative to the nine months ended March 31, 2013, and our customers invested in advanced technologies to enable smaller design rules and higher density application as well as capacity for new device architectures and process technologies at the leading edge.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues during the three months ended March 31, 2014 compared to the three months ended December 31, 2013 were relatively flat. Service revenues during the three and nine months ended March 31, 2014 increased compared to the three and nine months ended March 31, 2013, respectively, primarily due to an increase over time in the number of post-warranty systems installed at our customers' sites.
Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended
(Dollar amounts in thousands)	March 31, 2014		December 31, 2013		March 31, 2013
North America	$176,560	21%	$148,233	21%	$268,889	38%
Taiwan	242,631	29%	148,825	21%	227,535	31%
Japan	99,887	12%	64,223	9%	61,154	8%
Europe & Israel	45,722	6%	70,295	10%	54,659	7%
Korea	80,454	10%	152,750	22%	80,252	11%
Rest of Asia	186,345	22%	120,803	17%	36,540	5%
Total	$831,599	100%	$705,129	100%	$729,029	100%
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
The following tables summarize the major factors that contributed to the changes in gross margin percentage for the periods indicated:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended	Nine months ended
December 31, 2013	59.5%	March 31, 2013	57.5%	56.2%
Revenue volume of products and service	2.2%	Revenue volume of products and service	1.4%	0.1%
Mix of products and services sold	(1.4)%	Mix of products and services sold	(0.8)%	0.4%
Manufacturing labor, overhead and efficiencies	(0.9)%	Manufacturing labor, overhead and efficiencies	—%	0.4%
Other service and manufacturing costs	(0.6)%	Other service and manufacturing costs	0.7%	1.8%
March 31, 2014	58.8%	March 31, 2014	58.8%	58.7%

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
Our gross margin decreased to 58.8% during the three months ended March 31, 2014 from 59.5% during the three months ended December 31, 2013, primarily due to a less favorable mix of products and services sold and a decrease in capacity utilization as well as higher customer support costs, partially offset by a higher revenue volume of products and service.
Our gross margin increased to 58.8% during the three months ended March 31, 2014 from 57.5% during the three months ended March 31, 2013, primarily due to a higher revenue volume of products and service and lower requirement for excess and obsolescence inventory reserves, partially offset by a less favorable mix of products and services sold.
Our gross margin increased to 58.7% during the nine months ended March 31, 2014 from 56.2% during the nine months ended March 31, 2013, primarily due to a lower requirement for excess and obsolescence inventory reserves, a decrease in customer support costs, a more favorable mix of products and services sold, and an increase in capacity utilization, in each case during the nine months ended March 31, 2014 relative to the nine months ended March 31, 2013.
Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	March 31, 2014	December 31, 2013	March 31, 2013	Q3 FY14 vs. Q2 FY14		Q3 FY14 vs. Q3 FY13
R&D expenses	$134,161	$134,587	$118,788	$(426)	—%	$15,373	13%
R&D expenses as a percentage of total revenues	16%	19%	16%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2014	March 31, 2013	Q3 FY14 YTD vs. Q3 FY13 YTD
R&D expenses	$401,021	$360,138	$40,883	11%
R&D expenses as a percentage of total revenues	18%	17%
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
R&D expenses during the three months ended March 31, 2014 were relatively flat compared to the three months ended December 31, 2013. We experienced a $4.4 million decrease in employee related spending and expenses for engineering material and consulting costs during the three months ended March 31, 2014 compared to the three months ended December 31, 2013, largely offset by a reduced benefit recognized from external funding of $4.0 million.
R&D expenses during the three months ended March 31, 2014 increased compared to the three months ended March 31, 2013, primarily due to the stage and timing of our development projects. R&D expenses during the three months ended March 31, 2014 were higher as a result of an increase in employee-related expenses of $8.9 million as a result of additional engineering headcount to support technology projects and a reduced benefit from external funding of $4.9 million.
R&D expenses during the nine months ended March 31, 2014 increased compared to the nine months ended March 31, 2013, primarily due to the stage and timing of our development projects. R&D expenses during the nine months ended March 31, 2014 were higher as a result of an increase in employee-related expenses of $34.3 million resulting from higher engineering headcount and variable compensation as well as increased travel expenses, an increase in depreciation expenses of $2.5 million and a $1.7 million reduced benefit to R&D expenses from external funding.

R&D expenses include the benefit of $0.2 million, $4.2 million and $5.1 million of external funding received from government grants during the three months ended March 31, 2014, December 31, 2013 and March 31, 2013, respectively, for certain strategic development programs.
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

Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	March 31, 2014	December 31, 2013	March 31, 2013	Q3 FY14 vs. Q2 FY14		Q3 FY14 vs. Q3 FY13
SG&A expenses	$93,449	$96,746	$98,487	$(3,297)	(3)%	$(5,038)	(5)%
SG&A expenses as a percentage of total revenues	11%	14%	14%

	Nine months ended
(Dollar amounts in thousands)	March 31, 2014	March 31, 2013	Q3 FY14 YTD vs. Q3 FY13 YTD
SG&A expenses	$288,691	$289,913	$(1,222)	—%
SG&A expenses as a percentage of total revenues	13%	14%
SG&A expenses during the three months ended March 31, 2014 decreased compared to the three months ended December 31, 2013, primarily due to a decrease in employee-related expenses of $3.4 million from lower stock based compensation on account of forfeitures, reduced accruals for employee benefits and lower charges associated with variable compensation than the prior quarter.
SG&A expenses during the three months ended March 31, 2014 decreased compared to the three months ended March 31, 2013, primarily due to a decrease in employee-related expenses of $3.4 million and a $1.2 million decrease in amortization of intangible assets associated with prior acquisitions and depreciation expenses.
SG&A expenses during the nine months ended March 31, 2014 decreased slightly compared to the nine months ended March 31, 2013, primarily due to a decrease in consulting expense of $3.9 million, a decrease in legal expenses of $3.3 million and a decrease in amortization of intangible assets of $2.5 million, all of which were largely offset by an increase in employee-related expenses of $9.0 million as a result of additional headcount. The decrease in the amortization of intangible assets for the nine months ended March 31, 2014 was largely the result of our decision to exit from the solar inspection business during fiscal year 2013, which caused us to incur write-off expenses related to certain intangible assets during the three months ended September 30, 2012.

Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	March 31, 2014	December 31, 2013	March 31, 2013
Interest income and other, net	$3,479	$2,074	$3,338
Interest expense	$13,396	$13,311	$13,469
Interest income and other, net as a percentage of total revenues	—%	—%	—%
Interest expense as a percentage of total revenues	2%	2%	2%

(Dollar amounts in thousands)		Nine months ended
		March 31, 2014	March 31, 2013
Interest income and other, net		$9,168	$11,884
Interest expense		$40,369	$40,403
Interest income and other, net as a percentage of total revenues		—%	1%
Interest expense as a percentage of total revenues		2%	2%
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
Interest income and other, net during the three months ended March 31, 2014 increased compared to the three months ended December 31, 2013, primarily due to the impact of an impairment charge of $1.4 million related to an equity investment in a privately-held company during the three months ended December 31, 2013.
Interest income and other, net during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 remained relatively unchanged.
The decrease in interest income and other, net during the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013 was primarily due to an impairment charge of $1.4 million related to an equity investment in a privately-held company during the nine months ended March 31, 2014 that was recorded during the three months ended December 31, 2013 and a decrease in interest income of $1.5 million driven by lower interest rates.
Interest expense is primarily attributable to the $750 million aggregate principal amount of senior fixed rate notes that we issued in the fourth quarter of the fiscal year ended June 30, 2008.
Provision for Income Taxes
The following table provides details of income taxes:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in thousands)	2014	2013	2014	2013
Income before income taxes	$251,246	$192,115	$567,855	$513,531
Provision for income taxes	$47,665	$25,733	$113,831	$105,152
Effective tax rate	19.0%	13.4%	20.0%	20.5%
Our estimated annual effective tax rate for the fiscal year ending June 30, 2014 is approximately 20.6%.
The difference between the actual effective tax rate of 19.0% during the three months ended March 31, 2014 and the estimated annual effective tax rate of 20.6% is primarily due to a decrease in tax expense of $5.5 million related to a decrease in our unrecognized tax benefits resulting from the expiration of the statute of limitations.

Tax expense was higher as a percentage of income before taxes during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to a decrease in tax expenses of $15.6 million during the three months ended March 31, 2013 related to the U.S. federal research credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which reinstated the research credit retroactive to January 1, 2012 and extended the credit through December 31, 2013, enabling us to recognize a retroactive tax credit for prior periods during the three months ended March 31, 2013.
Tax expense as a percentage of income before taxes during the nine months ended March 31, 2014 was relatively flat compared to the nine months ended March 31, 2013 and was impacted by the following items:

•
Tax expense was decreased by $8.7 million during the nine months ended March 31, 2013 related to the U.S. federal research credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which reinstated the research credit retroactive to January 1, 2012 and extended the credit through December 31, 2013, enabling us to recognize a retroactive tax credit for prior periods during the nine months ended March 31, 2013; offset by a

•
Decrease in tax expense of $8.6 million during the nine months ended March 31, 2014 related to an increase in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory tax rate.

In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examination for all years beginning from the fiscal year ended June 30, 2011. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2009. We are also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2009. It is possible that certain examinations may be concluded in the next twelve months. We believe it is possible that we may recognize up to $9.9 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	As of March 31, 2014	As of June 30, 2013
Cash and cash equivalents	$776,223	$985,390
Marketable securities	2,250,601	1,933,491
Total cash, cash equivalents and marketable securities	$3,026,824	$2,918,881
Percentage of total assets	55%	55%

	Nine months ended March 31,
(In thousands)	2014	2013
Cash flow:
Net cash provided by operating activities	$530,246	$737,619
Net cash used in investing activities	(395,385)	(225,039)
Net cash used in financing activities	(344,360)	(324,308)
Effect of exchange rate changes on cash and cash equivalents	332	(5,365)
Net increase (decrease) in cash and cash equivalents	$(209,167)	$182,907
As of March 31, 2014, our cash, cash equivalents and marketable securities totaled $3.0 billion, which is an increase of $108 million from June 30, 2013. As of March 31, 2014, $1.2 billion of our $3.0 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to permanently reinvest $1.1 billion of the cash held by our foreign subsidiaries and branch offices. If, however, a portion of these funds were to be needed for our operations in the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from where the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $129 million of the $1.2 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.

During the three months ended March 31, 2014, our Board of Directors declared a dividend of $0.45 per share of our outstanding common stock, which was paid on March 3, 2014 to our stockholders of record as of the close of business on February 18, 2014. During the same period in fiscal year 2013, our Board of Directors declared and paid a quarterly cash dividend of $0.40 per share. The total amount of dividends paid during the three months ended March 31, 2014 and 2013 was $74.8 million and $66.6 million, respectively. The total amount of dividends paid during the nine months ended March 31, 2014 and 2013 was $224.4 million and $199.7 million, respectively. The increase in the amount of dividends paid during the three and nine months ended March 31, 2014 reflected the increase in the level of our quarterly dividend from $0.40 to $0.45 per share that was instituted during the three months ended September 30, 2013.
The shares repurchased under our stock repurchase program have allowed our basic and diluted weighted-average shares outstanding for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, to remain relatively unchanged. The share repurchase program decrease is intended to offset shares issued in connection with the exercise of employee stock options, purchases under our ESPP program and the vesting of employee restricted stock units.
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the nine months ended March 31, 2014 decreased by $207 million compared to the nine months ended March 31, 2013 primarily as a result of the following factors:

•	A decrease in collections of approximately $108 million during the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013,

•	An increase in payroll payments of approximately $32 million during the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013, and

•
Payments of approximately $15 million upon the vesting of cash-based long-term incentive ("Cash LTI") awards during the nine months ended March 31, 2014 under our Cash LTI employee compensation plan, where no such payments occurred during the nine months ended March 31, 2013, partially offset by

•	An increase in accounts payable payments of approximately $32 million during the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013.
Net cash used in investing activities during the nine months ended March 31, 2014 increased compared to the nine months ended March 31, 2013 primarily as a result of a $150 million increase in the use of cash for purchase of available-for-sale and trading securities, net of sales and maturities. In addition, we acquired a privately-held company for a total purchase consideration of $18 million in cash during the nine months ended March 31, 2014.
Net cash used in financing activities during the nine months ended March 31, 2014 increased by $20 million compared to the nine months ended March 31, 2013. Net cash used in financing activities was impacted by:

•
An increase in dividend payments of $25 million during the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013, reflecting an increase in our quarterly dividend from $0.40 to $0.45 per share that was instituted during the three months ended September 30, 2013, and

•
An increase of $22 million in payroll tax withholding payments related to the net share settlement of vested and released restricted stock units during the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013, partially offset by

•	A decrease in common stock repurchases of $24 million during the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of March 31, 2014:

	Fiscal year ending June 30,
(In thousands)	Total	2014 (2)	2015	2016	2017	2018	Thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$—	$750,000	$—	$—
Interest payment associated with long-term debt obligations	211,313	12,938	51,750	51,750	51,750	43,125	—	—
Purchase commitments	234,514	145,867	86,802	1,845	—	—	—	—
Non-current income tax payable(3)	66,487	—	—	—	—	—	—	66,487
Operating leases	29,409	2,173	8,107	6,534	5,089	3,767	3,739	—
Cash long-term incentive program(4)	107,836	310	30,531	30,531	30,531	15,933	—	—
Pension obligations	20,355	337	1,607	1,615	1,506	1,865	13,425	—
Total contractual cash obligations	$1,419,914	$161,625	$178,797	$92,275	$88,876	$814,690	$17,164	$66,487
__________________

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

(2)	Remaining 6 months.

(3)
Represents the non-current income tax payable obligation and related accrued interest. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

(4)	Represents the amount committed under our cash long-term incentive program. Expected payment after estimated forfeitures is approximately $88.9 million.
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
The following table shows total receivables sold under factoring agreements and proceeds for sales of LCs for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2014	2013	2014	2013
Receivables sold under factoring agreements	$27,195	$44,400	$83,489	$129,960
Proceeds from sales of LCs	$—	$3,804	$—	$3,804
Factoring fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $27.3 million, of which $25.5 million had been issued as of March 31, 2014, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $234.5 million as of March 31, 2014 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
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
Working capital was $3.7 billion as of March 31, 2014, which was an increase of $164.7 million compared to our working capital as of June 30, 2013. As of March 31, 2014, our principal source of liquidity consisted of $3.0 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances, will be sufficient to satisfy our liquidity requirements for at least the next 12 months.

In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. We were in compliance with all of our covenants as of March 31, 2014.
Our credit ratings and outlooks as of March 31, 2014 are summarized below:

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

(In thousands)	As of March 31, 2014	As of June 30, 2013
Cash flow hedge contracts
Purchase	$7,598	$14,641
Sell	$38,773	$35,178
Other foreign currency hedge contracts
Purchase	$122,156	$99,175
Sell	$143,774	$97,901
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
In addition, we may in limited circumstances enter into agreements that contain customer-specific pricing, discount, rebate or credit commitments offered by us. Furthermore, we may give these customers limited audit or inspection rights to enable them to confirm that we are complying with these commitments. If a customer elects to exercise its audit or inspection rights, we may be required to expend significant resources to support the audit or inspection, as well as to defend or settle any dispute with a customer that could potentially arise out of such audit or inspection. To date, we have made no accruals in our consolidated financial statements for this contingency. While we have not in the past incurred significant expenses for resolving disputes regarding these types of commitments, we cannot make any assurance that we will not incur any such liabilities in the future. One significant customer recently exercised its audit rights, but we cannot predict the outcome of that audit at this time.

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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 31, 2014. Actual results may differ materially.
As of March 31, 2014, we had an investment portfolio of fixed income securities of $2.3 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2014, the fair value of the portfolio would have declined by $1.2 million.
As of March 31, 2014, we had net forward and option contracts to sell $52.8 million in foreign currency in order to hedge certain currency exposures (see Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a detailed description). If we had entered into these contracts on March 31, 2014, the U.S. dollar equivalent would have been $51.1 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $18.7 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of March 31, 2014, the book value and the fair value of our fixed rate debt were $747.8 million and $881.7 million, respectively.
See Note 4, “Marketable Securities,” to the condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of March 31, 2014.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
As of March 31, 2014, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
In addition, we may in limited circumstances enter into agreements that contain other types of customer-specific pricing, discount, rebate or credit commitments offered by us, which may adversely impact our revenues, margins or financial results. Furthermore, we may give these customers limited audit or inspection rights to enable them to confirm that we are complying with these commitments. If a customer elects to exercise its audit or inspection rights, we may be required to expend significant resources to support the audit or inspection, as well as to defend or settle any dispute with a customer that could potentially arise out of such audit or inspection. To date, we have made no accruals in our consolidated financial statements for this contingency. While we have not in the past incurred significant expenses for resolving disputes regarding these types of commitments, we cannot make any assurance that we will not incur any such liabilities in the future. One significant customer recently exercised its audit rights, but we cannot predict the outcome of that audit at this time. Our business, financial condition and results of operations in a reported fiscal period could be materially and adversely affected if we expend significant amounts in supporting an audit or inspection, or defending or settling any purported claims, regardless of their merit or outcomes.

There are risks associated with our receipt of government funding for research and development.
We are exposed to additional risks related to our receipt of external funding for certain strategic development programs from various governments and government agencies, both domestically and internationally. Governments and government agencies typically have the right to terminate funding programs at any time in their sole discretion, or a project may be terminated by mutual agreement if the parties determine that the project's goals or milestones are not being achieved, so there is no assurance that these sources of external funding will continue to be available to us in the future. In addition, under the terms of these government grants, the applicable granting agency typically has the right to audit the costs that we incur, directly and indirectly, in connection with such programs. Any such audit could result in modifications to, or even termination of, the applicable government funding program. For example, if an audit were to identify any costs as being improperly allocated to the applicable program, those costs would not be reimbursed, and any such costs that had already been reimbursed would have to be refunded. We do not know the outcome of any future audits. Any adverse finding resulting from any such audit could lead to penalties (financial or otherwise), termination of funding programs, suspension of payments, fines and suspension or prohibition from receiving future government funding from the applicable government or government agency, any of which could adversely impact our operating results, financial condition and ability to operate our business.
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
In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. Some of these metals are commonly used in electronic equipment and devices, including our products. These new requirements require companies to annually investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. The first report must be filed by June 2, 2014 for the 2013 calendar year. We have an extremely complex supply chain, with numerous suppliers (many of whom are not obligated by the new law to investigate their own supply chains) for the components and parts used in each of our products. As a result, we may incur significant costs to comply with the diligence and disclosure requirements, including costs related to determining the source of any of the relevant metals used in our products. In addition, because our supply chain is so complex, we may not be able to sufficiently verify the origin of all the relevant metals used in our products through the due diligence procedures that we implement, which may harm our business reputation. Though we do not anticipate that our customers will need to know our conflict mineral status to satisfy their own SEC reporting obligations (if any), we may also face difficulties in satisfying customers if they nonetheless require that we prove or certify that our products are “conflict free.” Key components and parts that can be shown to be “conflict free” may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier. Any of these outcomes could adversely impact our business, financial condition or operating results.

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
We have significant manufacturing operations in the United States, Singapore, Israel, Germany and China. In addition, our business is international in nature, with our sales, service and administrative personnel and our customers located in numerous countries throughout the world. Operations at our manufacturing facilities and our assembly subcontractors, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, health epidemics, fire, earthquake, volcanic eruptions, energy shortages, flooding or other natural disasters. Such disruption could cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, or the installation and acceptance of our products at customer sites. We cannot ensure that alternate means of conducting our operations (whether through alternate production capacity or service providers or otherwise) would be available if a major disruption were to occur or that, if such alternate means were available, they could be obtained on favorable terms.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended March 31, 2014 (1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2014 to January 31, 2014	318,727	$63.08	3,536,245
February 1, 2014 to February 28, 2014	300,200	$62.99	3,236,045
March 1, 2014 to March 31, 2014	310,800	$67.14	2,925,245
Total	929,727	$64.41
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

KLA-Tencor Corporation
(Registrant)

April 24, 2014	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

April 24, 2014	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 24, 2014	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
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