Form 10-K
period 2014-06-30
KLA TENCOR CORP
filed 2014-08-08
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as of December 31, 2013, was approximately $10.7 billion.
The registrant had 165,368,152 shares of common stock outstanding as of July 17, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on November 5, 2014 (“Proxy Statement”), and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended June 30, 2014, are incorporated by reference into Part III of this report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations; orders for our products and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers (and, in particular, the percentage of spending that our customers allocate to process control); growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; our ability to successfully maintain cost discipline; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; future changes in, and our future compliance with legal requirements; and the adoption and impact of new accounting pronouncements.
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” in this Annual Report on Form 10-K, as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in the fiscal year ending June 30, 2015. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.

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
Additional information about KLA-Tencor is available on our website at www.kla-tencor.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission (“SEC”). Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC. Additionally, these filings may be obtained through the SEC’s website (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically. Documents that are not available through the SEC’s website may also be obtained by mailing a request to the U.S. Securities and Exchange Commission, Office of FOIA/PA Operations, 100 F Street N.E., Mail Stop 2736, Washington, DC 20549, by submitting an online request to the SEC at www.sec.gov or by sending a fax to the SEC at 1-202-772-9337.
Industry
General Background
The semiconductor industry is KLA-Tencor’s core focus. The semiconductor fabrication process begins with a bare silicon wafer—a round disk that is typically 150 millimeters, 200 millimeters or 300 millimeters in diameter, about as thick as a credit card and gray in color. The process of manufacturing wafers is in itself highly sophisticated, involving the creation of large ingots of silicon by pulling them out of a vat of molten silicon. The ingots are then sliced into wafers. Prime silicon wafers are then polished to a mirror finish. Other, more specialized wafers, such as epitaxial silicon (“epi”), silicon-on-insulator (“SOI”), gallium nitride (“GaN”) and silicon carbide (“SiC”), are also common in the semiconductor industry.

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
Current Trends
The rapid growth of consumer demand for mobile devices, including smartphones, tablets and wearable devices, is currently driving the electronics industry and, as a result, the semiconductor industry as well. Contained within each of these latest consumer devices are advanced semiconductors that are helping enable the features consumers want in device performance, such as smaller product form factors, lower power requirements, bigger and brighter screens and speed, at a lower cost. Alongside this market growth, the industry continues to witness a high rate of change in technology, with the emergence of new techniques and architectures in production today, such as three-dimensional (“3-D”) transistors, advanced patterning lithography and semiconductors with critical dimensions at 28 nanometer and below. KLA-Tencor's inspection and measurement technologies play a key role in enabling the success of our customers' advanced semiconductor manufacturing processes.
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
While many of these technologies have been adopted at the development and pilot production stages of chip manufacturing, significant challenges and risks associated with each technology have affected their adoption into full-volume production. For example, as design rules decrease, yields become more sensitive to the size and density of defects, while device performance characteristics (namely speed, capacity or power management) become more sensitive to parameters such as line width and film thickness variation. New process materials, such as high-k dielectrics, SOI wafers and immersion lithography-capable photoresists, require extensive characterization before they can be used in the manufacturing process. Moving several of these advanced technologies into production at once only adds to the risks that chipmakers face.
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

KLA-Tencor systems not only analyze defectivity and metrology issues at critical points in the wafer, reticle and IC manufacturing processes, but also provide information to our customers so that they can identify and address the underlying process problems. The ability to locate the source of defects and resolve the underlying process issues enables our customers to improve control over their manufacturing processes. This helps them increase their yield of high-performance parts and deliver their products to market faster—thus maximizing their profit. With our broad portfolio of application-focused technologies and our dedicated yield technology expertise, we are in position to be a key supplier of comprehensive yield management solutions for customers’ next-generation products, helping our customers respond to the challenges posed by shrinking device sizes, the transition to new production materials, new device and circuit architecture, more demanding lithography processes, and new back-end packaging techniques.
Products
KLA-Tencor is engaged primarily in the design, manufacture and marketing of process control and yield management solutions for the semiconductor and related nanoelectronics industries and provides a comprehensive portfolio of defect inspection and metrology products, and related service, software and other offerings.
KLA-Tencor’s defect inspection and metrology products and related offerings can be broadly categorized into the following groups: Chip Manufacturing, Wafer Manufacturing, Reticle Manufacturing, LED and Compound Semiconductor Manufacturing, Data Storage Media/Head Manufacturing, Microelectromechanical Systems (“MEMS”) Manufacturing, and General Purpose/Lab Applications. The more significant of these products are included in the product table at the end of this “Products” section. Every year, we introduce a number of new products; some of the new products we introduced in the fiscal year ended June 30, 2014 are described below. We also provide refurbished KLA-Tencor tools as part of our K-T CertifiedTM program for customers manufacturing larger design-rule devices, as well as comprehensive service and support for our products.
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
During the fiscal year ended June 30, 2014, we launched several front-end defect inspection products that help accelerate yield for next-generation design node devices. In July 2013, we launched the 2910 Series broadband plasma patterned wafer inspection systems that are used to discover and monitor defects to support advanced IC development and ramp. This was followed in May 2014 with our launch of the TeronTM SL650, a reticle inspection system that utilizes 193nm illumination and multiple STARlightTM technologies to assess incoming reticle quality, monitor reticle degradation and detect yield-critical reticle defects.

The products that we launched during the fiscal year ended June 30, 2014 further strengthened our broad range of offerings that support the front-end defect inspection market. In the field of patterned wafer inspection, we offer our 2910 Series, 2900 Series, 2830 Series, 2820 Series and 2810 Series systems (for broadband plasma defect inspection); our PumaTM 9650 Series and Puma 9500 Series systems (for laser scanning defect inspection); our eS805TM Series and eS800 Series systems (for electron-beam defect inspection); our 8900 system (for macro defect inspection); and our CIRCLTM cluster tool (for macro defect inspection and review of all wafer surfaces - front side, edge and back side). In the field of unpatterned wafer and surface inspection, we offer the Surfscan® SP3 Series (wafer defect inspection systems for process tool qualification and monitoring using blanket films and bare wafers); and the SURFmonitorTM (integrated on the Surfscan SP3 Series), which enables surface quality measurements and capture of low-contrast defects. For reticle inspection, we offer our X5.2TM and Teron SL650 Series products, which are photomask inspection systems that allow IC fabs to qualify incoming reticles and inspect production reticles for contaminants and other process-related changes. In addition, we offer a number of other products for the front-end defect inspection market, as reflected in the product table at the conclusion of this “Products” section.
Back-End Defect Inspection
KLA-Tencor offers standalone inspection systems for various applications in the field of semiconductor packaging (i.e., at the back-end of the semiconductor manufacturing process). Our Component Inspector (“CI”) products inspect various semiconductor components that are handled in a tray, such as microprocessors or memory chips. Component inspection capability includes 3-D coplanarity inspection, measurement of the evenness of the contacts and two-dimensional surface inspection. In October 2013, we introduced the ICOS® T640, which provides automated, optical inspection of back-end ICs. It offers dual tapers for fast output and scalability to support a wide range of packages and sizes.
Defect Review
KLA-Tencor’s defect review systems capture high resolution images of the defects detected by inspection tools. These images enable defect classification, helping chipmakers to identify and resolve yield issues. KLA-Tencor’s suite of defect inspectors, defect review and classification tools and data management systems form a broad solution for finding, identifying and tracking yield-critical defects and process issues. In July 2013, we introduced the eDRTM-7100, an electron-beam wafer defect review and classification system that utilizes a fourth-generation immersion column and an advanced stage to quickly and accurately re-locate, image and classify yield-critical defects.
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
KLA-Tencor offers a broad range of systems that support the metrology market. The ArcherTM Series of overlay metrology tools enable characterization of overlay error on lithography process layers for advanced patterning technologies. The SpectraShapeTM family of optical CD and shape metrology systems fully characterize and monitor the critical dimensions and 3-D shapes of geometrically complex features incorporated by some IC manufacturers in their latest generation devices. Finally, the AlerisTM family of film metrology tools provides reliable and precise measurement of film thickness, refractive index, stress and composition for a broad range of film layers. In addition, we offer a number of other products for the metrology market, as reflected in the product table at the conclusion of this “Products” section.
In-Situ Process Monitoring
KLA-Tencor’s SensArray® SensorWafers are a portfolio of advanced wireless and wired temperature monitoring wafers that capture the effect of the process environment on production wafers. These SensorWafers provide unique insight into thermal uniformity and profile temperature under real production conditions. SensArray products are used in many semiconductor and flat panel display fabrication processes, including lithography, etch and deposition. In August 2013, we introduced the SensArray HighTemp-350XP which provides in-situ wireless wafer temperature measurements for elevated temperature IC processes.
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

In December 2013, we introduced PROLITH X5, which provides simulation capability for all lithography technologies with particular emphasis on 193nm immersion lithography, spacer-based Self-Aligned Double Patterning ("SADP") and thick resist lithography for 3-D interconnects and MEMS manufacturing.
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
Our wafer inspection portfolio is anchored by the Surfscan SP3 Series defect inspection systems designed to enable development and production monitoring of polished wafers, epi wafers and engineered substrates. The SURFmonitor module characterizes wafer surface quality and captures the low-contrast defects. The WaferSightTM platform offers bare wafer geometry and nanotopography metrology capabilities. Other products that we offer for the wafer manufacturing market are highlighted in the product table at the conclusion of this “Products” section.
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
Our reticle inspection portfolio includes the Teron 600 Series for development and manufacturing of advanced optical and extreme ultraviolet ("EUV") masks, the TeraScanTM 500XR system for mask shop production of reticles for the 32nm node and above and our X5.2 and Teron SL650 products for reticle quality control capability for IC fabs. These products include the capability for mapping critical dimension uniformity across the reticle. In addition, we offer the LMS IPRO line of reticle metrology systems for measuring pattern placement error. If the pattern on the reticle is displaced from its intended location, overlay error can result on the wafer, which can lead to electrical continuity issues affecting yield, performance or reliability of the IC device.
LED and Compound Semiconductor Manufacturing
LEDs are becoming more commonly used in solid-state lighting, television and notebook backlighting, and automotive applications. As LED device makers target aggressive cost and performance targets, they place significant emphasis on improved process control and yield during the manufacturing process.
KLA-Tencor offers a portfolio of three systems to help LED manufacturers reduce production costs and increase product output: Candela® 8620, Klarity® LED and WI-2280. The Candela 8620 substrate and epi wafer inspection system provides automated inspection and quality control of LED substrates, detecting defects that can impact device performance, yield and field reliability. Klarity LED is an automated defect data management and analysis system for LED yield enhancement. The WI-2280 system is a patterned wafer inspection tool that is designed specifically for defect inspection and two-dimensional metrology for LED applications.
Our primary products for compound semiconductor manufacturing include Candela CS20 and the P-Series Stylus Profiler, used for the inspection of substrates, epi-layers and process films. In addition, the Candela CS920, introduced in March 2014, is used by power device manufacturers for defect inspection and classification on SiC substrate and epi wafers.

Data Storage Media/Head Manufacturing
Advancements in data storage are being driven by a wave of innovative consumer electronics with small form factors and immense storage capacities, as well as an increasing need for high-volume storage options to back up modern methods of remote computing and networking (such as cloud computing). Our process control and yield management solutions are designed to enable customers to rapidly understand and resolve complex manufacturing problems, which can help improve time to market and product yields. In the front-end and back-end of thin-film head wafer manufacturing, we offer the same process control equipment that we serve to the semiconductor industry. In addition, we offer an extensive range of test equipment and surface profilers with particular strength in photolithography. In substrate and media manufacturing, we offer metrology and defect inspection solutions with KLA-Tencor’s optical surface analyzers.
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
General Purpose/Lab Applications
A range of industries, including general scientific and materials research and optoelectronics, require measurements of surface topography to either control their processes or research new material characteristics. Typical measurement parameters that our tools address include flatness, roughness, curvature, peak-to-valley, asperity, waviness, texture, volume, sphericity, slope, density, stress, bearing ratio and distance (mainly in the micron to nanometer range). In November 2013, we introduced the MicroXAM-800 optical interferometer designed for 3-D measurement of surface topography across a broad range of research and development ("R&D") and production applications.
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
K-T Services
Our K-T Services program enables our customers in all business sectors to maintain the high performance and productivity of our products through a flexible portfolio of services. Whether a manufacturing site is producing integrated circuits, wafers or reticles, K-T Services delivers yield management expertise spanning advanced technology nodes, including collaboration with customers to determine the best products and services to meet technology requirements and optimize cost of ownership. Our comprehensive services include: proactive management of tools to identify and improve performance; expertise in optics, image processing and motion control with worldwide service engineers, technical support teams and knowledge management systems; and an extensive parts network to ensure worldwide availability of parts.

Product Table
The following table presents a representative list of the products that we offered during the course of the fiscal year ended June 30, 2014:

MARKETS	APPLICATIONS	PRODUCTS
Chip Manufacturing
Front-End Defect Inspection	Patterned Wafer	2910 Series, 2900 Series, 2830 Series, 2820 Series, 2810 Series PumaTM 9650, Puma 9500 Series, eS805TM Series, eS800 Series
	Macro and Edge	CIRCLTM with LDS-3400, CV310i, BDR300TM and INS modules 8900
	Unpatterned Wafer/Surface	Surfscan® SP3 Series SURFmonitorTM
	Reticle	X5.2TM TeronTM SL650
	Data Management	Klarity® product family
Back-End Defect Inspection	Component Inspection	ICOS® CI product family
Defect Review	Electron-beam	eDRTM-7100 Series, eDR-7000 Series
Metrology	Overlay	ArcherTM Series
	Optical CD and Shape	SpectraShapeTM product family
	Film Thickness/Index	AlerisTM product family
	Wafer Geometry and Topography	WaferSightTM Series SURFmonitor
	Ion Implant and Anneal	Therma-Probe®
	Surface Metrology	HRP® -350 P-Series product family
	Resistivity	RS product family
	Data Management	K-T Analyzer®
In-Situ Process Monitoring	Lithography	SensArray® product family
	Plasma Etch	SensArray product family
	Implant and Wet	SensArray PlasmaSuite
Lithography Modeling	Virtual Lithography Software	PROLITHTM and related product families

MARKETS AND APPLICATIONS	PRODUCTS
Wafer Manufacturing
Surface and Defect Inspection	Surfscan SP3 Series SURFmonitor
Wafer Geometry and Nanotopography Metrology	WaferSight Series SURFmonitor
Data Management	FabVisionTM
Reticle Manufacturing
Defect Inspection	TeraScanTMXR Teron 600 Series
Pattern Placement Metrology	LMS IPRO Series
LED and Compound Semiconductor Manufacturing
Patterned Wafer Inspection	WI product family
Defect Inspection (substrates and epi wafers)	Candela® product family
Surface Metrology	P-Series product family
Data Management	Klarity LED
Data Storage Media/Head Manufacturing
Thin-Film Head Metrology and Inspection	Aleris product family HRP -250 K-T Analyzer P-Series product family
Virtual Lithography	PROLITH
In-Situ Process Monitoring	SensArray product family
Transparent and Metal Substrate Inspection	Candela product family
Yield Management	Klarity Defect
MEMS Manufacturing
Surface Metrology: Stylus Profiling	P-Series product family HRP product family
Surface Metrology: Optical Profiling	MicroXAM Series
Optical Inspection	WI product family
General Purpose/Lab Applications
Surface Metrology: Stylus Profiling	P-Series product family Alpha-Step® product family HRP product family
Surface Metrology: Optical Profiling	MicroXAM Series
Process Chamber Conditions	SensArray product family
The product information shown in the tables above excludes the products that were solely offered through our K-T Certified refurbished tools program.

Customers
To support our growing global customer base, we maintain a significant presence throughout Asia, the United States and Europe, staffed with local sales and applications engineers, customer and field service engineers and yield management consultants. We count among our largest customers the leading semiconductor manufacturers in each of these regions.
For the fiscal years ended June 30, 2014, 2013 and 2012, the following customers each accounted for more than 10% of total revenues:

Year ended June 30,
2014	2013	2012
Intel Corporation	Intel Corporation	Samsung Electronics Co., Ltd.
Samsung Electronics Co., Ltd.	Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
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
As of June 30, 2014, we employed approximately 2,411 sales and related personnel, service engineers and applications engineers. In addition to sales and service offices in the United States, we conduct sales, marketing and services out of wholly-owned subsidiaries or branches in other countries, including Belgium, China, France, Germany, Hong Kong, India, Israel, Italy, Japan, Singapore, South Korea, Taiwan and the United Kingdom. International revenues accounted for approximately 76%, 70% and 79% of our total revenues in the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Additional information regarding our revenues from foreign operations for our last three fiscal years can be found in Note 17, “Segment Reporting and Geographic Information” to the Consolidated Financial Statements.
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

International sales and operations may be adversely affected by the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations. In addition, international sales may be adversely affected by the economic conditions in each country and by fluctuations in currency exchange rates, and such fluctuations may negatively impact our ability to compete on price with local providers or the value of revenues we generate from our international business. Although we attempt to manage some of the currency risk inherent in non-U.S. dollar product sales through hedging activities, there can be no assurance that such efforts will be adequate. These factors, as well as any of the other risk factors related to our international business and operations that are described in Item 1A, “Risk Factors,” could have a material adverse effect on our future business and financial results.
Backlog
Our shipment backlog for systems and associated warranty totaled $977 million and $817 million as of June 30, 2014 and 2013, respectively, and primarily consists of sales orders where written customer requests have been received and the delivery is anticipated within the next 12 months. Orders for service contracts and unreleased products are excluded from shipment backlog. All orders are subject to cancellation or delay by the customer, often with limited or no penalties. We make adjustments for shipment backlog obtained from acquired companies, sales order cancellations, customer delivery date changes and currency adjustments. Shipment backlog is not subject to normal accounting controls for information that is either reported in or derived from our basic financial statements. In addition, the concept of shipment backlog is not defined in the accounting literature, making comparisons between periods and with other companies difficult and potentially misleading.
Our revenue backlog, which includes the gross value of sales orders where physical deliveries have been completed, but for which revenue has not been recognized pursuant to our policy for revenue recognition, totaled $269 million and $271 million as of June 30, 2014 and 2013, respectively. Orders for service contracts are excluded from revenue backlog.
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
Research and Development
The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation. These technical innovations are inherently complex and require long development cycles and appropriate professional staffing. We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our human and financial resources to research and development programs and seek to maintain close relationships with customers to remain responsive to their needs. In addition, we may enter into certain strategic development and engineering programs whereby certain government agencies or other third parties fund a portion of our research and development costs. As of June 30, 2014, we employed approximately 1,537 research and development personnel.
Our key research and development activities during the fiscal year ended June 30, 2014 involved the development of process control and yield management equipment aimed at addressing the challenges posed by shrinking device sizes, the transition to new production materials, new device and circuit architecture, more demanding lithography processes and new back-end packaging techniques. For information regarding our research and development expenses during the last three fiscal years, including costs offset by our strategic development and engineering programs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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
Manufacturing, Raw Materials and Supplies
We perform system design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities take place in the United States (Milpitas, California), Singapore, Israel, Germany and China. As of June 30, 2014, we employed approximately 1,010 manufacturing personnel.
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
We believe that, while price and delivery are important competitive factors, the customers’ overriding requirement is for systems that easily and effectively incorporate automated and highly accurate inspection and metrology capabilities into their existing manufacturing processes to enhance productivity. Significant competitive factors in the market for process control and yield management systems include system performance, ease of use, reliability, interoperability with the existing installed base and technical service and support, as well as overall cost of ownership.
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
Employees
As of June 30, 2014, we employed approximately 6,060 people. Except for our employees in Belgium (where a trade union delegation recently came into being following a formal request thereto by the representative unions, which we did not challenge) and our employees in the German operations of our MIE business unit (who are represented by an employee work council), none of our employees are represented by a labor union. We have not experienced work stoppages and believe that our employee relations are good.
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

excursion	For a manufacturing step or process, a deviation from normal operating conditions that can lead to decreased performance or yield of the final product.

fab	The main manufacturing facility for processing semiconductor wafers.

front-end	The processes that make up the first half of the semiconductor manufacturing process, from wafer start through final contact window processing.

in-situ	Refers to processing steps or tests that are done without moving the wafer. Latin for “in original position.”

interconnect	A highly conductive material, usually copper or aluminum, that carries electrical signals to different parts of a die.

lithography	A process in which a masked pattern is projected onto a photosensitive coating that covers a substrate.

mask shop	A manufacturer that produces the reticles used by semiconductor manufacturers.

metrology	The science of measurement to determine dimensions, quantity or capacity. In the semiconductor industry, typical measurements include critical dimension, overlay and film thickness.

microelectromechanical systems (MEMS)	Micron-sized mechanical devices powered by electricity, created using processes similar to those used to manufacture IC devices.

micron	A metric unit of linear measure that equals 1/1,000,000 meter (10-6m), or 10,000 angstroms (the diameter of a human hair is approximately 75 microns).

nanometer (nm)	One billionth (10-9) of a meter.

narrowband	An illumination source with a narrow spectral bandwidth, such as a laser.

patterned	For semiconductor manufacturing and industries using similar processing technologies, refers to substrates that have electronic circuits (transistors, interconnects, etc.) fabricated on the surface.

photoresist	A radiation-sensitive material that, when properly applied to a variety of substrates and then properly exposed and developed, masks portions of the substrate with a high degree of integrity.

process control	The ability to maintain specifications of products and equipment during manufacturing operations.

reticle	A very flat glass plate that contains the patterns to be reproduced on a wafer.

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

•
the ever escalating cost of next-generation product development, which may result in joint development programs between us and our customers or government entities to help fund such programs that could restrict our control of, ownership of and profitability from the products and technologies developed through those programs;

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

•
New orders from our foundry customers in the past several years have constituted a significant portion of our total orders. This concentration increases the impact that future business or technology changes within the foundry industry may have on our business, financial condition and operating results.

•
In a highly concentrated business environment, if a particular customer does not place an order, or if they delay or cancel orders, we may not be able to replace the business. Furthermore, because our products are configured to customer specifications, any changes, delays or cancellations of orders may result in significant, non-recoverable costs.

•
In recent years, our customer base has become increasingly concentrated due to corporate consolidation, acquisitions and business closures. As a result of this consolidation, the customers that survive the consolidation represent a greater portion of our sales. Those surviving customers may have more aggressive policies regarding engaging alternative, second-source suppliers for the products we offer and, in addition, may seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. Any of these changes could negatively impact our prices, customer orders, revenues and gross margins.

•
Certain customers have undergone significant ownership changes, created alliances with other companies, experienced management changes or have outsourced manufacturing activities, any of which may result in additional complexities in managing customer relationships and transactions.

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
Our Board of Directors first instituted a quarterly dividend during the fiscal year ended June 30, 2005. Since that time, we have announced a number of increases in the amount of our quarterly dividend level. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends may be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
There are risks associated with our outstanding indebtedness.
As of June 30, 2014, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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

We are also exposed to potential costs associated with unexpected product performance issues. Our products and production processes are extremely complex and thus could contain unexpected product defects, especially when products are first introduced. Unexpected product performance issues could result in significant costs being incurred by us, including increased service or warranty costs, providing product replacements for (or modifications to) defective products, litigation related to defective products, reimbursement for damages caused by our products, product recalls, or product write-offs or disposal costs. These costs could be substantial and could have an adverse impact upon our business, financial condition and operating results. In addition, our reputation with our customers could be damaged as a result of such product defects, which could reduce demand for our products and negatively impact our business.
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
The markets for semiconductors, and therefore our business, are ultimately driven by the global demand for electronic devices by consumers and businesses. Economic uncertainty frequently leads to reduced consumer and business spending, which caused our customers to decrease, cancel or delay their equipment and service orders from us in the economic slowdown during fiscal year 2009. In addition, the tightening of credit markets and concerns regarding the availability of credit that accompanied that slowdown made it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Reduced demand, combined with delays in our customers’ ability to obtain financing (or the unavailability of such financing), has at times in the past adversely affected our product and service sales and revenues and therefore has harmed our business and operating results, and our operating results and financial condition may again be adversely impacted if economic conditions decline from their current levels.
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
In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. Some of these metals are commonly used in electronic equipment and devices, including our products. These new requirements require companies to annually investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. Our first report was filed on June 2, 2014 for the 2013 calendar year. We have an extremely complex supply chain, with numerous suppliers (many of whom are not obligated by the new law to investigate their own supply chains) for the components and parts used in each of our products. As a result, we may incur significant costs to comply with the diligence and disclosure requirements, including costs related to determining the source of any of the relevant metals used in our products. In addition, because our supply chain is so complex, we may not be able to sufficiently verify the origin of all the relevant metals used in our products through the due diligence procedures that we implement, which may harm our business reputation. Though we do not anticipate that our customers will need to know our conflict mineral status to satisfy their own SEC reporting obligations (if any), we may also face difficulties in satisfying customers if they nonetheless require that we prove or certify that our products are “conflict free.” Key components and parts that can be shown to be “conflict free” may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier. Any of these outcomes could adversely impact our business, financial condition or operating results.
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
We outsource a number of services, including our transportation and logistics management of spare parts and certain accounting functions, to domestic and overseas third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, on our ability to quickly respond to changing market conditions, or on our ability to ensure compliance with all applicable domestic and foreign laws and regulations. In addition, many of these outsourced service providers, including certain hosted software applications that we use for confidential data storage, employ “cloud computing” technology for such storage (which refers to an information technology hosting and delivery system in which data is not stored within the user's physical infrastructure but instead is delivered to and consumed by the user as an Internet-based service). These providers' cloud computing systems may be susceptible to “cyber incidents,” such as intentional cyber attacks aimed at theft of sensitive data or inadvertent cyber-security compromises, that are outside of our control. If we do not effectively develop and manage our outsourcing strategies, if required export and other governmental approvals are not timely obtained, if our third-party service providers do not perform as anticipated or do not adequately protect our data from cyber-related security breaches, or if there are delays or difficulties in enhancing business processes, we may experience operational difficulties (such as limitations on our ability to ship products), increased costs, manufacturing or service interruptions or delays, loss of intellectual property rights or other sensitive data, quality and compliance issues, and challenges in managing our product inventory or recording and reporting financial and management information, any of which could materially and adversely affect our business, financial condition and results of operations.

We rely upon certain critical information systems for our daily business operations. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations.
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
If we are unable to successfully integrate and manage acquired businesses or if acquired businesses perform poorly, then our business and financial results may suffer. It is possible that the businesses we have acquired, as well as businesses that we may acquire in the future, may perform worse than expected or prove to be more difficult to integrate and manage than anticipated. In addition, we may lose key employees of the acquired companies. As a result, risks associated with acquisition transactions may give rise to a material adverse effect on our business and financial results for a number of reasons, including:

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
The threat of terrorism targeted at, or acts of war in, the regions of the world in which we do business increases the uncertainty in our markets. Any act of terrorism or war that affects the economy or the semiconductor industry could adversely affect our business. Increased international political instability in various parts of the world, disruption in air transportation and further enhanced security measures as a result of terrorist attacks may hinder our ability to do business and may increase our costs of operations. We maintain significant manufacturing and research and development operations in Israel, an area that has historically experienced a high degree of political instability, and we are therefore exposed to risks associated with future instability in that region. Such instability could directly impact our ability to operate our business (or our customers' ability to operate their businesses) in the affected region, cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. Such instability could also have the same effects on our suppliers and their ability to timely deliver their products. If international political instability continues or increases in any region in which we do business, our business and results of operations could be harmed. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.
We self-insure certain risks including earthquake risk. If one or more of the uninsured events occurs, we could suffer major financial loss.
We purchase insurance to help mitigate the economic impact of certain insurable risks; however, certain risks are uninsurable, are insurable only at significant cost or cannot be mitigated with insurance. Accordingly, we may experience a loss that is not covered by insurance, either because we do not carry applicable insurance or because the loss exceeds the applicable policy amount or is less than the deductible amount of the applicable policy. For example, we do not currently hold earthquake insurance. An earthquake could significantly disrupt our manufacturing operations, a significant portion of which are conducted in California, an area highly susceptible to earthquakes. It could also significantly delay our research and engineering efforts on new products, much of which is also conducted in California. We take steps to minimize the damage that would be caused by an earthquake, but there is no certainty that our efforts will prove successful in the event of an earthquake. We self-insure earthquake risks because we believe this is a prudent financial decision based on our large cash reserves and the high cost and limited coverage available in the earthquake insurance market. Certain other risks are also self-insured either based on a similar cost-benefit analysis, or based on the unavailability of insurance. If one or more of the uninsured events occurs, we could suffer major financial loss.

We are exposed to foreign currency exchange rate fluctuations. Although we hedge certain currency risks, we may still be adversely affected by changes in foreign currency exchange rates or declining economic conditions in these countries.
We have some exposure to fluctuations in foreign currency exchange rates, primarily the Euro and the Japanese Yen. We have international subsidiaries that operate and sell our products globally. In addition, an increasing proportion of our manufacturing activities are conducted outside of the United States, and many of the costs associated with such activities are denominated in foreign currencies. We routinely hedge our exposures to certain foreign currencies with certain financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations, but these hedges may be inadequate to protect us from currency exchange rate fluctuations. To the extent that these hedges are inadequate or if there are significant currency exchange rate fluctuations in currencies for which we do not have hedges in place, our reported financial results or the way we conduct our business could be adversely affected. Furthermore, if a financial counterparty to our hedges experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
Information regarding our principal properties as of June 30, 2014 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Milpitas, CA	Office, plant and warehouse	Principal Executive Offices, Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	727,302	Owned

Westwood, MA(1)	Office and plant	Engineering, Marketing, Manufacturing and Service	116,908	Leased

Leuven, Belgium(1)	Office, plant and warehouse	Engineering, Marketing and Service and Sales Administration	99,315	Owned

Shenzhen, China	Office and plant	Sales, Service and Manufacturing	33,571	Leased

Shanghai, China	Office	Research, Service and Sales Administration	41,184	Leased

Weilburg, Germany	Office and plant	Engineering, Marketing, Manufacturing, Service and Sales Administration	138,119	Leased

Chennai, India	Office	Engineering	33,366	Owned

Migdal Ha’Emek, Israel	Office and plant	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	191,982	Owned

Yokohama, Japan	Office and warehouse	Sales and Service	37,418	Leased

Serangoon, Singapore(2)	Office and plant	Sales, Service and Manufacturing	248,155	Owned

Hsinchu, Taiwan	Office	Sales and Service	73,676	Leased
 __________________

(1)	Portions of this property are sublet, are vacant and marketed to sublease, or are leased to third parties.

(2)	We own the building at our location in Serangoon, Singapore, but the land on which this building resides is leased.
As of June 30, 2014, we owned or leased a total of approximately 2.0 million square feet of space worldwide, including the locations listed above and office space for smaller sales and service offices in several locations throughout the world. Our operating leases expire at various times through December 31, 2021, subject to renewal, with some of the leases containing renewal option clauses at the fair market value, for additional periods up to five years. Additional information regarding these leases is incorporated herein by reference to Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements. We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS
The information set forth below under Note 14, “Litigation and Other Legal Matters” to the Consolidated Financial Statements is incorporated herein by reference.

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
The prices per share reflected in the following table represent the high and low closing prices for our common stock on the NASDAQ Global Select Market for the periods indicated:

	Year ended June 30, 2014		Year ended June 30, 2013
	High	Low	High	Low
First Fiscal Quarter	$62.01	$54.67	$53.59	$45.49
Second Fiscal Quarter	$66.19	$59.46	$48.90	$43.97
Third Fiscal Quarter	$70.02	$59.73	$57.02	$47.37
Fourth Fiscal Quarter	$72.64	$62.30	$56.98	$51.30
We paid dividends to holders of our common stock during each of the quarters in the fiscal years ended June 30, 2014 and 2013. The total amount of dividends paid during the fiscal years ended June 30, 2014 and 2013 was $298.9 million and $265.9 million, respectively, reflecting an increase of our quarterly dividend from $0.40 to $0.45 per share during the fiscal year ended June 30, 2014. On July 8, 2014, we announced that our Board of Directors had authorized a further increase in the level of our quarterly dividend from $0.45 to $0.50 per share. Following such announcement, during the first quarter of the fiscal year ending June 30, 2015, our Board of Directors approved a quarterly cash dividend of $0.50 per share, which was declared on August 7, 2014 and will be paid on September 2, 2014 to our stockholders of record as of the close of business on August 18, 2014.
As of July 17, 2014, there were 484 holders of record of our common stock.
Equity Repurchase Plans
The following is a summary of stock repurchases for each month during the fourth quarter of the fiscal year ended June 30, 2014(1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2014 to April 30, 2014	308,700	$67.62	2,616,545
May 1, 2014 to May 31, 2014	310,404	$63.36	2,306,141
June 1, 2014 to June 30, 2014	289,819	$67.68	2,016,322
Total	908,923	$66.19
  __________________

(1)
Our Board of Directors has authorized a program for us to repurchase shares of our common stock. The total number and dollar amount of shares repurchased for the fiscal years ended June 30, 2014, 2013 and 2012 were 3.8 million shares ($240.8 million), 5.4 million shares ($273.3 million) and 5.8 million shares ($263.9 million), respectively. On July 8, 2014, we announced that our Board of Directors had authorized us to repurchase up to 13 million additional shares under this program; for more information, refer to Note 19, "Subsequent Events" to the Consolidated Financial Statements.

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

Stock Performance Graph and Cumulative Total Return
The following graph compares the cumulative 5-year total return attained by stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index (as required by SEC regulations) and the Philadelphia Semiconductor Index (PHLX). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2009 to June 30, 2014.

	6/09	6/10	6/11	6/12	6/13	6/14
KLA-Tencor Corporation	$100.00	$112.53	$167.66	$210.45	$245.64	$329.57
S&P 500	$100.00	$114.43	$149.55	$157.70	$190.18	$236.98
PHLX Semiconductor	$100.00	$112.70	$152.41	$156.03	$184.76	$249.43
__________________
 * Assumes $100 invested on June 30, 2009 in stock or index, including reinvestment of dividends.
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

	Year ended June 30,
(In thousands, except per share data)	2014	2013	2012	2011	2010
Consolidated Statements of Operations:
Total revenues	$2,929,408	$2,842,781	$3,171,944	$3,175,167	$1,820,760
Income from operations	$772,070	$729,685	$1,016,325	$1,160,330	$314,166
Net income	$582,755	$543,149	$756,015	$794,488	$212,300
Cash dividends declared per share	$1.80	$1.60	$1.40	$1.00	$0.60
Net income per share:
Basic	$3.51	$3.27	$4.53	$4.75	$1.24
Diluted	$3.47	$3.21	$4.44	$4.66	$1.23

	As of June 30,
	2014	2013	2012	2011	2010
Consolidated Balance Sheets:
Cash, cash equivalents and marketable securities	$3,152,637	$2,918,881	$2,534,444	$2,038,535	$1,534,044
Working capital	$3,691,219	$3,489,971	$3,301,136	$2,797,149	$2,063,678
Total assets	$5,538,664	$5,287,357	$5,100,308	$4,675,521	$3,907,056
Long-term debt	$747,919	$747,376	$746,833	$746,290	$745,747
Total stockholders’ equity	$3,669,346	$3,482,152	$3,315,595	$2,860,893	$2,246,611

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The deferred system profit balance equals the amount of deferred system revenue that was invoiced and due on shipment, less applicable product and warranty costs. Deferred system revenue represents the value of products that have been shipped and billed to customers which have not met our revenue recognition criteria. Deferred system profit does not include the profit associated with product shipments to certain customers in Japan, to whom title does not transfer until customer acceptance. Shipments to such customers in Japan are classified as inventory at cost until the time of acceptance.
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
Stock-Based Compensation. We account for stock-based awards granted to employees for services based on the fair value of those awards. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes valuation model for stock options and for purchase rights under our Employee Stock Purchase Plan. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. The expected stock price volatility assumption is based on the market-based historical implied volatility from traded options of our common stock. The fair value for restricted stock units granted without “dividend equivalent” rights is determined using the closing price of our common stock on the grant date for restricted stock units, adjusted to exclude the present value of dividends which are not accrued on the restricted stock units. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date. The award holder is not entitled to receive payments under dividend equivalent rights unless the associated restricted stock unit award vests (i.e., the award holder is entitled to receive credits, payable in cash or shares of our common stock, equal to the cash dividends that would have been received on the shares of our common stock underlying the restricted stock units had the shares been issued and outstanding on the dividend record date, but such dividend equivalents are only paid subject to the recipient satisfying the vesting requirements of the underlying award). We have elected not to include the indirect tax effects of stock-based compensation deductions when calculating the windfall benefits and therefore recognize the full effect of these deductions in the income statement in the period in which the taxable event occurs.
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
Contingencies and Litigation. We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and recognize as expense the estimated costs expected to be incurred over the next twelve months to defend or settle asserted and unasserted claims existing as of the balance sheet date. See Note 13, “Commitments and Contingencies” and Note 14, “Litigation and Other Legal Matters” to the Consolidated Financial Statements for a detailed description.
Goodwill and Intangible Assets. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See Note 6, “Goodwill and Purchased Intangible Assets” to the Consolidated Financial Statements for a detailed description. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We performed our annual qualitative assessment of the goodwill by reporting unit in our second quarter of fiscal year 2014 and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to our annual impairment test. The next annual evaluation of the goodwill by reporting unit will be performed in the second quarter of the fiscal year ending June 30, 2015.
If we were to encounter challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions, we may be required to perform the two-step quantitative goodwill impairment analysis. In addition, if such conditions have the effect of changing one of the critical assumptions or estimates we use to calculate the value of our goodwill or intangible assets, we may be required to record goodwill and/or intangible asset impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would occur or, if it does, whether such charge would be material to our results of operations.

Income Taxes. We account for income taxes in accordance with the authoritative guidance, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that a valuation allowance is necessary against a portion of the deferred tax assets, but we anticipate that our future taxable income will be sufficient to recover the remainder of our deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets that are not subject to a valuation allowance, we could be required to record an additional valuation allowance against such deferred tax assets. This would result in an increase to our tax provision in the period in which we determine that the recovery is not probable.
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
Valuation of Marketable Securities. Our investments in available-for-sale securities are reported at fair value. Unrealized gains related to increases in the fair value of investments and unrealized losses related to decreases in the fair value are included in accumulated other comprehensive income (loss), net of tax, as reported on our Consolidated Statements of Stockholders’ Equity. However, changes in the fair value of investments impact our net income only when such investments are sold or an impairment charge is recognized. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis. We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require us to record an impairment charge in the period during which any such determination is made. In making this judgment, we evaluate, among other things, the duration of the investment, the extent to which the fair value of an investment is less than its cost, the credit rating and any changes in credit rating for the investment, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.
Effects of Recent Accounting Pronouncements
Recently Adopted
In December 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standard update requiring enhanced disclosure about certain financial instruments and derivative instruments that are offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement. We adopted the disclosure requirement in the first quarter of our fiscal year ended June 30, 2014, and it did not have an impact on our financial position, results of operations or cash flows.
In February 2013, the FASB issued an accounting standard update on the reporting of reclassifications out of accumulated other comprehensive income of various components, which was originally deferred by the FASB in December 2011. The February 2013 update did not change the then current requirements for reporting net income or other comprehensive income in financial statements. However, this update required an entity to present parenthetically (on the face of the financial statements, in the notes or, in some cases, cross-referenced to related footnote disclosures) significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amendment reflected in the February 2013 update was adopted by us in the first quarter of our fiscal year ended June 30, 2014, and it did not have an impact on our financial position, results of operations or cash flows as it was disclosure-only in nature.

Updates Not Yet Effective
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under the new standard update, in most circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in a company's financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. This accounting standard update will be effective for our interim period ending September 30, 2014 and applied prospectively with early adoption permitted. We do not anticipate that this accounting standard update will have a significant impact on our consolidated financial statements upon adoption.
In May 2014, the FASB issued an accounting standard update regarding revenue from customer contracts to transfer goods and services or non-financial assets, unless the contracts are covered by other standards (for example, insurance or lease contracts). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updates are effective for us beginning the first quarter of our fiscal year ending June 30, 2018. Early adoption is not permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
In June 2014, the FASB issued an accounting standard update regarding stock-based compensation that clarifies the accounting when terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting which could be achieved after the requisite service period be treated as a performance condition. The update is effective for us beginning the first quarter of our fiscal year ending June 30, 2017, with early adoption permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
EXECUTIVE SUMMARY
KLA-Tencor Corporation is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Our broad portfolio of defect inspection and metrology products, and related service, software and other offerings, primarily supports IC manufacturers throughout the entire semiconductor fabrication process, from research and development to final volume production. We provide leading-edge equipment, software and support that enable IC manufacturers to identify, resolve and manage significant advanced technology manufacturing process challenges and obtain higher finished product yields at lower overall cost. In addition to serving the semiconductor industry, we also provide a range of technology solutions to a number of other high technology industries, including LED and data storage industries, as well as general materials research.
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
As we are a supplier to the global semiconductor and semiconductor-related industries, our customer base continues to become more highly concentrated over time, thereby increasing the potential impact of a sudden change in capital spending by a major customer on our revenues and profitability. As our customer base becomes increasingly more concentrated, large orders from a relatively limited number of customers account for a substantial portion of our sales, which potentially exposes us to more volatility for revenues and earnings. In addition, we are subject to the cyclical capital spending that has historically characterized the semiconductor and semiconductor-related industries. The timing, length, intensity and volatility of the capacity-oriented capital spending cycles of our customers are unpredictable.

However, in addition to these trends of consolidation and cyclicality, the semiconductor industry has also been significantly impacted by constant technological innovation. The growing use of increasingly sophisticated semiconductor devices has caused many of our customers to invest in additional semiconductor manufacturing capabilities and capacity. These investments have included process control and yield management equipment and services and have had a significant favorable impact on our revenues over the long term.

Over the past four years, we have experienced high levels of customer demand for our products, a result of growth in increasingly sophisticated mobile devices incorporating advanced ICs. The demand for our products is driven by our customers’ needs to solve the process challenges that they face as they adopt new technologies required to fabricate these advanced ICs. We cannot predict the duration and sustainability of the recent favorable business conditions, and our revenue levels in the next fiscal year will depend upon whether our customers maintain recent levels of investment in process control equipment. Our earnings for the next fiscal year will depend not only on our revenue levels, but also on the amount of research and development spending required to meet our customers' technology roadmaps. We have continued to scale our production volumes and capacity to meet anticipated customer requirements and remain at risk of incurring significant inventory-related and other restructuring charges if business conditions deteriorate. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications, as well as to reduce cost. We expect, particularly among our foundry and logic customers, that this in turn will drive high levels of long-term adoption of process control equipment and services that reduce semiconductor defectivity and improve manufacturing yields, reinforcing the longer-term growth drivers in our industry.
The following table sets forth some of our key consolidated financial information for each of our last three fiscal years:

	Year ended June 30,
(Dollar amounts in thousands)	2014	2013	2012
Total revenues	$2,929,408	$2,842,781	$3,171,944
Costs of revenues	$1,232,962	$1,237,452	$1,330,016
Gross margin percentage	58%	56%	58%
Net income	$582,755	$543,149	$756,015
Diluted income per share	$3.47	$3.21	$4.44

Total revenues during the fiscal year ended June 30, 2014 increased by 3% compared to the fiscal year ended June 30, 2013, as our customers continued to invest in process control and services to improve manufacturing yields as they adopt advanced technologies and new materials to enable smaller design rules required to fabricate advanced ICs.
Total revenues during the fiscal year ended June 30, 2013 decreased compared to the fiscal year ended June 30, 2012. Revenue decreases from sales of both our defect inspection and metrology products for the fiscal year ended June 30, 2013 reflected typical cyclicality in capacity-oriented capital spending by logic and memory chip manufacturers, as well as delays in the procurement of next-generation equipment required to facilitate the transition to extreme ultraviolet lithography.
Revenues and Gross Margin

	Year ended June 30,
(Dollar amounts in thousands)	2014	2013	2012	FY14 vs. FY13		FY13 vs. FY12
Revenues:
Product	$2,286,437	$2,247,147	$2,597,755	$39,290	2%	$(350,608)	(13)%
Service	642,971	595,634	574,189	47,337	8%	21,445	4%
Total revenues	$2,929,408	$2,842,781	$3,171,944	$86,627	3%	$(329,163)	(10)%
Costs of revenues	$1,232,962	$1,237,452	$1,330,016	$(4,490)	—%	$(92,564)	(7)%
Gross margin percentage	58%	56%	58%	2%		(2)%
Product revenues
Our business is affected by the increasingly concentrated nature of our semiconductor manufacturer customer base and the cyclicality of the capital equipment procurement practices of those manufacturers, with revenues directly impacted by their investment patterns. Our product revenues in any particular period are significantly impacted by the amount of new orders that we receive during that period and, due to the duration of manufacturing and installation cycles, in the preceding periods.

Product revenues increased by 2% in the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013, as our customers increased their investments in defect inspection capabilities to address the yield challenges caused by the introduction of new technologies and architectures, and added production capacity to meet the growing needs for advanced ICs demanded in an environment of rising global demand for mobile devices.
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
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of our service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues increased sequentially over the fiscal years ended June 30, 2012, 2013 and 2014 as a result of an increase in the number of post-warranty systems installed at our customers' sites over that time period.
Revenues - Top Customers
The following customers each accounted for more than 10% of our total revenues for the indicated periods:

Year ended June 30,
2014	2013	2012
Intel Corporation	Intel Corporation	Samsung Electronics Co., Ltd.
Samsung Electronics Co., Ltd.	Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
Taiwan Semiconductor Manufacturing Company Limited
Revenues by region
Revenues by region for the periods indicated were as follows:

	Year ended June 30,
(Dollar amounts in thousands)	2014		2013		2012
North America	$705,159	24%	$846,125	30%	$675,034	21%
Taiwan	741,470	25%	936,445	33%	872,583	28%
Japan	334,653	11%	310,204	11%	415,475	13%
Europe & Israel	306,779	11%	211,121	7%	323,902	10%
Korea	371,139	13%	292,724	10%	611,462	19%
Rest of Asia	470,208	16%	246,162	9%	273,488	9%
Total	$2,929,408	100%	$2,842,781	100%	$3,171,944	100%
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

The following table summarizes the major factors that contributed to the changes in gross margin percentage:

Gross Margin Percentage
Fiscal year ended June 30, 2012	58.1%
Revenue volume of products and services	(1.9)%
Mix of products and services sold	0.4%
Manufacturing labor, overhead and efficiencies	(0.1)%
Other service and manufacturing costs	—%
Fiscal year ended June 30, 2013	56.5%
Revenue volume of products and services	—%
Mix of products and services sold	(0.3)%
Manufacturing labor, overhead and efficiencies	0.2%
Other service and manufacturing costs	1.5%
Fiscal year ended June 30, 2014	57.9%
Changes in gross margin percentage driven by revenue volume of products and services reflect our ability to leverage existing infrastructure to generate higher revenues. It also includes the effect of fluctuations in foreign exchange rates, average customer pricing and customer revenue deferrals associated with volume purchase agreements. Changes in gross margin percentage from mix of products and services sold reflect the impact of changes in the composition within product and service offerings. Changes in gross margin percentage from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements; this includes the impact of capacity utilization, use of overtime and variability of cost structure. Changes in gross margin percentage from other service and manufacturing costs include the impact of customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk.
Our gross margin increased to 57.9% during the fiscal year ended June 30, 2014 from 56.5% during the fiscal year ended June 30, 2013 primarily due to lower charges for inventory obsolescence as well as manufacturing and service efficiencies, partially offset by a less favorable mix of products and services sold.
Our gross margin decreased to 56.5% during the fiscal year ended June 30, 2013 from 58.1% during the fiscal year ended June 30, 2012 primarily due to lower revenue volume, partially offset by a more favorable mix of products and certain manufacturing efficiencies.
Engineering, Research and Development (“R&D”)

	Year ended June 30,
(Dollar amounts in thousands)	2014	2013	2012	FY14 vs. FY13		FY13 vs. FY12
R&D expenses	$539,469	$487,832	$452,937	$51,637	11%	$34,895	8%
R&D expenses as a percentage of total revenues	18%	17%	14%	1%		3%

Our R&D expenses have generally increased over time, including significant increases over the past two fiscal years primarily due to higher costs associated with advanced product and technology development projects. We incur significant costs associated with these projects, including compensation for engineering talent, engineering material costs, and other expenses, as technological innovation is essential to our success. During certain periods, R&D expenses may fluctuate relative to product development phases and project timing.
R&D expenses during the fiscal year ended June 30, 2014 were higher compared to the fiscal year ended June 30, 2013, primarily due to an increase in employee-related expenses of $41.8 million as a result of hiring additional engineering talent and an increase in travel expenses of $2.6 million, as well as a $4.2 million reduction in external funding used to offset the cost of R&D activities.
R&D expenses during the fiscal year ended June 30, 2013 increased compared to the fiscal year ended June 30, 2012, primarily due to the stage and timing of our development projects, as described above. R&D expenses during the fiscal year ended June 30, 2013 were impacted by an increase in engineering material and depreciation of $26.1 million and an increase in employee-related expenses of $9.0 million as a result of additional engineering headcount.

R&D expenses include the benefit of $8.2 million, $12.4 million and $6.9 million of external funding received during the fiscal years ended June 30, 2014, 2013 and 2012, respectively, for certain strategic development programs, primarily from government grants.
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
Selling, General and Administrative (“SG&A”)

	Year ended June 30,
(Dollar amounts in thousands)	2014	2013	2012	FY14 vs. FY13		FY13 vs. FY12
SG&A expenses	$384,907	$387,812	$372,666	$(2,905)	(1)%	$15,146	4%
SG&A expenses as a percentage of total revenues	13%	14%	12%	(1)%		2%
SG&A expenses during the fiscal year ended June 30, 2014 were slightly lower compared to the fiscal year ended June 30, 2013, primarily due to lower levels of consulting expenses of $4.5 million and a decrease in amortization of intangible assets of $2.6 million as some intangible assets became fully amortized. This was partially offset by an increase in employee-related expenses of $4.4 million as a result of hiring additional personnel.
SG&A expenses during the fiscal year ended June 30, 2013 were higher compared to the fiscal year ended June 30, 2012, primarily due to an increase of $5.7 million in support costs related to product demonstrations and evaluations of our product by customers, as well as depreciation expense, an increase of $3.6 million in travel expenses due to the increasingly global nature of our customers, operations and business, an increase of $2.1 million in employee-related compensation as a result of annual compensation adjustments and additional headcount and $3.1 million in goodwill impairment, severance and other expenses that we recognized during the three months ended September 30, 2012 in connection with our decision to exit from the solar inspection business.
Interest Income and Other, Net and Interest Expense

	Year ended June 30,
(Dollar amounts in thousands)	2014	2013	2012
Interest income and other, net	$16,203	$15,112	$11,966
Interest expense	$53,812	$54,176	$54,197
Interest income and other, net as a percentage of total revenues	1%	1%	—%
Interest expense as a percentage of total revenues	2%	2%	2%
Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, gains or losses from revaluation of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, impairments associated with equity investments in privately-held companies, and interest related accruals (such as interest and penalty accruals related to our tax obligations). The increase in interest income and other, net during the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013 was primarily attributable to an increase of $3.7 million from the sale of an equity investment in a privately-held company, partially offset by an impairment charge of $1.4 million recognized during the three months ended December 31, 2013 related to an equity investment in a privately-held company that was deemed to be other-than-temporary impairment and a decrease in interest income of $1.3 million driven by lower interest rates.
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

Provision for Income Taxes
The following table provides details of income taxes:

(Dollar amounts in thousands)	Year ended June 30,
	2014	2013	2012
Income before income taxes	$734,461	$690,621	$974,094
Provision for income taxes	$151,706	$147,472	$218,079
Effective tax rate	20.7%	21.4%	22.4%
The provision for income taxes differs from the statutory U.S. federal rate primarily due to foreign income with lower tax rates, the tax effects of employee stock activity, tax credits and state taxes.
Tax expense as a percentage of income during the fiscal year ended June 30, 2014 was 20.7% compared to 21.4% for the fiscal year ended June 30, 2013. Tax expense decreased primarily due to a decrease in tax reserves and an increase in the percentage of our revenues that were earned outside the U.S. in jurisdictions with lower tax rates, partially offset by a decrease in our research and development credits and an increase in tax expense related to employee stock activity.
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
We had cumulative windfalls in excess of shortfalls of approximately $23.4 million and $6.9 million during each of the fiscal year ended June 30, 2014 and 2013. We incurred $11.9 million in additional tax expense during the fiscal years ended June 30, 2012, due to shortfalls from employee stock activity. Windfall tax benefits arise when a company's tax deduction for employee stock activity exceeds book compensation for the same activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as provision for income taxes.
For the fiscal year ending June 30, 2015, we do not expect shortfalls from employee stock activity to have an impact on our tax rate, because we do not expect shortfalls to be in excess of cumulative windfalls.
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

Liquidity and Capital Resources

	As of June 30,
(Dollar amounts in thousands)	2014	2013	2012
Cash and cash equivalents	$630,861	$985,390	$751,294
Marketable securities	2,521,776	1,933,491	1,783,150
Total cash, cash equivalents and marketable securities	$3,152,637	$2,918,881	$2,534,444
Percentage of total assets	57%	55%	50%

	Year ended June 30,
(In thousands)	2014	2013	2012
Net cash provided by operating activities	$778,886	$913,188	$941,617
Net cash used in investing activities	(676,109)	(241,447)	(528,891)
Net cash used in financing activities	(458,887)	(428,510)	(364,103)
Effect of exchange rate changes on cash and cash equivalents	1,581	(9,135)	(8,658)
Net increase (decrease) in cash and cash equivalents	$(354,529)	$234,096	$39,965
As of June 30, 2014, our cash, cash equivalents and marketable securities totaled $3.2 billion, which is an increase of $234 million from June 30, 2013. As of June 30, 2014, $1.3 billion of our $3.2 billion of cash, cash equivalents, and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to permanently reinvest $1.1 billion of the cash held by our foreign subsidiaries and branch offices. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from where the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $152 million of the $1.3 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
The total amount of dividends paid during the fiscal years ended June 30, 2014, 2013 and 2012 was $299 million, $266 million and $234 million, respectively. The increase in the amount of dividends paid during the fiscal year ended June 30, 2014 compared to the preceding fiscal year reflects the increase in the level of our quarterly dividend from $0.40 to $0.45 per share that was instituted during the three months ended September 30, 2013. On July 8, 2014, we announced that our Board of Directors had authorized a further increase in the level of our quarterly dividend from $0.45 to $0.50 per share.
On July 8, 2014, we also announced that our Board of Directors had authorized us to repurchase up to 13 million additional shares under our stock repurchase program.
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
Fiscal Year 2014 Compared to Fiscal Year 2013
Net cash provided by operating activities during the fiscal year ended June 30, 2014 decreased compared to the fiscal year ended June 30, 2013 from $913 million to $779 million primarily as a result of the following key factors:

•	An increase in payroll of approximately $44 million during the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013,

•	An increase in accounts payable payments of approximately $39 million during the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013,

•	An increase in tax payments of approximately $19 million during the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013, and

•
Payments of approximately $15 million upon vesting of cash-based long-term incentive ("Cash LTI") awards during the fiscal year ended June 30, 2014 under our Cash LTI employee compensation plan, whereas no such payments occurred during the fiscal year ended June 30, 2013.

Net cash used in investing activities during the fiscal year ended June 30, 2014 increased compared to the fiscal year ended June 30, 2013 from $241 million to $676 million, primarily as a result of an increase in the use of cash for purchases of available-for-sale and trading securities, net of sales and maturities, of approximately $424 million during the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013. In addition, we acquired a privately-held company for a total purchase consideration of $18 million in cash during the fiscal year ended June 30, 2014.
Net cash used in financing activities during the fiscal year ended June 30, 2014 increased compared to the fiscal year ended June 30, 2013 from $429 million to $459 million, primarily as a result of the following key factors:

•
An increase in dividend payments of $33 million during the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013, mainly due to an increase in the quarterly dividend payout amount that we announced in July 2013, and

•	A decrease in proceeds from the exercise of stock options of $14 million during the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013, partially offset by

•	A decrease in common stock repurchases of $32 million during the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013.
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

•	An increase in common stock repurchases of $9 million during the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012, and

•	A decrease in proceeds from the exercise of stock options of $39 million during the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012.

Contractual Obligations
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2014:

	Fiscal year ending June 30,
(In thousands)	Total	2015	2016	2017	2018	2019	2020 and thereafter		Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$750,000	$—	$—		$—
Interest payment associated with long-term debt obligations	198,375	51,750	51,750	51,750	43,125	—	—		—
Purchase commitments	214,355	212,032	2,323	—	—	—	—		—
Non-current income taxes payable(2)	66,247	—	—	—	—	—	—		66,247
Operating leases	27,637	8,619	6,757	5,082	3,613	1,744	1,822		—
Cash long-term incentive program (3)	108,967	30,853	30,853	30,853	16,408	—	—		—
Pension obligations	24,934	1,700	1,635	1,532	1,969	1,853	16,245	(4)	—
Total contractual cash obligations	$1,390,515	$304,954	$93,318	$89,217	$815,115	$3,597	$18,067		$66,247
 __________________

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

(2)
Represents the non-current income taxes payable obligation and related accrued interest. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

(3)	Represents the amount committed under our cash long-term incentive program as of June 30, 2014. Expected payment after estimated forfeitures is approximately $90 million.

(4)	Represents benefits expected to be paid in fiscal years 2020 through 2024.
Starting in fiscal year 2013 we adopted a cash-based long-term incentive (“Cash LTI”) program for many of our employees as part of our employee compensation program. Cash LTI awards issued to employees under the Cash Long-Term Incentive Plan (“Cash LTI Plan”) generally vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under the Cash LTI Plan, participants must remain employed by us as of the applicable award vesting date.
We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we periodically sell certain letters of credit (“LCs”), without recourse, received from customers in payment for goods.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Year ended June 30,
(In thousands)	2014	2013	2012
Receivables sold under factoring agreements	$116,292	$144,307	$368,894
Proceeds from sales of LCs	$8,323	$3,808	$30,142
 Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $28.4 million, of which $26.3 million had been issued as of June 30, 2014, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $214.3 million as of June 30, 2014 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
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
Working capital increased to $3.7 billion as of June 30, 2014, compared to $3.5 billion as of June 30, 2013. This increase is primarily due to higher levels of cash and marketable securities as we generated significant cash flow from operations during the fiscal year ended June 30, 2014, as well as a higher level of inventory that resulted from supporting elevated levels of business activity. As of June 30, 2014, our principal source of liquidity consisted of $3.2 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances, will be sufficient to satisfy our liquidity requirements for at least the next 12 months.
Our credit ratings and outlooks as of June 30, 2014 are summarized below:

Rating Agency	Rating	Outlook
Fitch	BBB	Stable
Moody’s	Baa1	Stable
Standard & Poor’s	BBB+	Stable
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

	As of June 30,
(In thousands)	2014	2013
Cash flow hedge contracts
Purchase	$6,066	$14,641
Sell	$33,999	$35,178
Other foreign currency hedge contracts
Purchase	$108,901	$99,175
Sell	$106,322	$97,901
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
We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which we customarily agree to hold the other party harmless against losses arising from, or provide customers with other remedies to protect against, bodily injury or damage to personal property caused by our products, non-compliance with our product performance specifications, infringement of third-party intellectual property rights used in our products and a breach of warranties, representations and covenants related to matters such as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by us is typically subject to the other party making a claim to and cooperating with us pursuant to the procedures specified in the particular contract. This usually allows us to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, our obligations under these agreements may be limited in terms of amounts, activity (typically at our option to replace or correct the products or terminate the agreement with a refund to the other party), and duration. In some instances, we may have recourse against third parties and/or insurance covering certain payments made by us.
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of June 30, 2014. Actual results may differ materially.
As of June 30, 2014, we had an investment portfolio of fixed income securities of $2.7 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2014, the fair value of the portfolio would have declined by $1.4 million.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of June 30, 2014, the book value and the fair value of our fixed rate debt were $747.9 million and $893.7 million, respectively. As of June 30, 2013, the book value and the fair value of our fixed rate debt were $747.4 million and $872.3 million, respectively.
See Note 4, “Marketable Securities” to the Consolidated Financial Statements in Part II, Item 8; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part II, Item 7; and Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K for a description of recent market events that may affect the value of the investments in our portfolio that we held as of June 30, 2014.
As of June 30, 2014, we had net forward and option contracts to sell $25.4 million in foreign currency in order to hedge certain currency exposures (see Note 16, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for a detailed description). If we had entered into these contracts on June 30, 2014, the U.S. dollar equivalent would have been $25.6 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $17.5 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLA-TENCOR CORPORATION
Consolidated Balance Sheets

	As of June 30,
(In thousands, except par value)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$630,861	$985,390
Marketable securities	2,521,776	1,933,491
Accounts receivable, net	492,863	524,610
Inventories	656,457	634,448
Deferred income taxes	215,676	198,525
Other current assets	69,197	75,039
Total current assets	4,586,830	4,351,503
Land, property and equipment, net	330,263	305,281
Goodwill	335,355	326,635
Purchased intangibles, net	27,697	34,515
Other non-current assets	258,519	269,423
Total assets	$5,538,664	$5,287,357
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,422	$115,680
Deferred system profit	147,923	157,965
Unearned revenue	59,176	60,838
Other current liabilities	585,090	527,049
Total current liabilities	895,611	861,532
Non-current liabilities:
Long-term debt	747,919	747,376
Pension liabilities	59,908	57,959
Income taxes payable	59,575	59,494
Unearned revenue	57,500	42,228
Other non-current liabilities	48,805	36,616
Total liabilities	1,869,318	1,805,205
Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 257,542 and 253,495 shares issued, 165,448 and 165,435 shares outstanding, as of June 30, 2014 and June 30, 2013, respectively	165	165
Capital in excess of par value	1,220,339	1,159,400
Retained earnings	2,479,113	2,359,233
Accumulated other comprehensive income (loss)	(30,271)	(36,646)
Total stockholders’ equity	3,669,346	3,482,152
Total liabilities and stockholders’ equity	$5,538,664	$5,287,357
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Operations

	Year ended June 30,
(In thousands, except per share data)	2014	2013	2012
Revenues:
Product	$2,286,437	$2,247,147	$2,597,755
Service	642,971	595,634	574,189
Total revenues	2,929,408	2,842,781	3,171,944
Costs and operating expenses:
Costs of revenues	1,232,962	1,237,452	1,330,016
Engineering, research and development	539,469	487,832	452,937
Selling, general and administrative	384,907	387,812	372,666
Total costs and operating expenses	2,157,338	2,113,096	2,155,619
Income from operations	772,070	729,685	1,016,325
Interest income and other, net	16,203	15,112	11,966
Interest expense	53,812	54,176	54,197
Income before income taxes	734,461	690,621	974,094
Provision for income taxes	151,706	147,472	218,079
Net income	$582,755	$543,149	$756,015
Net income per share:
Basic	$3.51	$3.27	$4.53
Diluted	$3.47	$3.21	$4.44
Cash dividends declared per share	$1.80	$1.60	$1.40
Weighted-average number of shares:
Basic	166,016	166,089	166,795
Diluted	168,118	169,260	170,147

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Comprehensive Income

	Year ended June 30,
(In thousands)	2014	2013	2012
Net income	$582,755	$543,149	$756,015
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	6,428	(11,298)	(15,289)
Change in income tax benefit or expense	(1,232)	(750)	4,620
Net change related to currency translation adjustments	5,196	(12,048)	(10,669)
Cash flow hedges:
Change in net unrealized gains or losses	1,641	4,929	(1,184)
Reclassification adjustments for net gains or losses included in net income	(4,145)	(1,483)	210
Change in income tax benefit or expense	898	(1,233)	347
Net change related to cash flow hedges	(1,606)	2,213	(627)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	(617)	(2,255)	(6,350)
Available-for-sale securities:
Change in net unrealized gains or losses	7,212	(2,953)	(1,220)
Reclassification adjustments for net gains or losses included in net income	(2,084)	(2,287)	(638)
Change in income tax benefit or expense	(1,726)	1,827	760
Net change related to available-for-sale securities	3,402	(3,413)	(1,098)
Other comprehensive income (loss)	6,375	(15,503)	(18,744)
Total comprehensive income	$589,130	$527,646	$737,271
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amount)	Shares	Amount
Balances as of June 30, 2011	167,118	$1,010,659	$1,852,633	$(2,399)	$2,860,893
Net income	—	—	756,015	—	756,015
Other comprehensive loss				(18,744)	(18,744)
Net issuance under employee stock plans	5,382	133,307	—	—	133,307
Repurchase of common stock	(5,790)	(133,321)	(127,829)	—	(261,150)
Cash dividends declared ($1.40 per share)	—	—	(233,561)	—	(233,561)
Stock-based compensation expense	—	78,835	—	—	78,835
Balances as of June 30, 2012	166,710	1,089,480	2,247,258	(21,143)	3,315,595
Net income	—	—	543,149	—	543,149
Other comprehensive loss				(15,503)	(15,503)
Net issuance under employee stock plans	4,099	96,989	—	—	96,989
Repurchase of common stock	(5,374)	(107,973)	(165,281)	—	(273,254)
Cash dividends declared ($1.60 per share)	—	—	(265,893)	—	(265,893)
Stock-based compensation expense	—	70,084	—	—	70,084
Tax benefit for equity awards	—	10,985	—	—	10,985
Balances as of June 30, 2013	165,435	1,159,565	2,359,233	(36,646)	3,482,152
Net income	—	—	582,755	—	582,755
Other comprehensive income				6,375	6,375
Net issuance under employee stock plans	3,848	60,320	—	—	60,320
Repurchase of common stock	(3,835)	(76,839)	(164,004)	—	(240,843)
Cash dividends declared ($1.80 per share)	—	—	(298,871)	—	(298,871)
Stock-based compensation expense	—	60,940	—	—	60,940
Tax benefit for equity awards	—	16,518	—	—	16,518
Balances as of June 30, 2014	165,448	$1,220,504	$2,479,113	$(30,271)	$3,669,346
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$582,755	$543,149	$756,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,072	87,534	92,133
Asset impairment charges	1,374	1,327	2,878
Net gain on sale of assets	—	(1,160)	—
Non-cash stock-based compensation expense	60,940	70,084	78,835
Net gain on sale of marketable securities and other investments	(5,920)	(2,287)	(637)
Deferred income taxes	17,176	4,532	193,412
Excess tax benefit from equity awards	(20,554)	(14,198)	—
Changes in assets and liabilities, net of impact of acquisition of business:
Decrease (increase) in accounts receivable, net	32,591	159,245	(113,922)
Decrease (increase) in inventories	(26,173)	14,787	(93,145)
Decrease (increase) in other assets	(26,265)	6,035	58,041
Decrease in accounts payable	(12,333)	(22,812)	(3,732)
Increase (decrease) in deferred system profit	(10,042)	10,748	(45,121)
Increase in other liabilities	102,265	56,204	16,860
Net cash provided by operating activities	778,886	913,188	941,617
Cash flows from investing activities:
Acquisition of non-marketable securities	(1,345)	—	—
Acquisition of business	(18,000)	—	—
Capital expenditures, net	(67,502)	(74,573)	(57,596)
Proceeds from sale of assets	3,836	1,838	2,228
Purchase of available-for-sale securities	(1,834,223)	(1,588,093)	(1,522,424)
Proceeds from sale of available-for-sale securities	987,512	1,117,511	871,811
Proceeds from maturity of available-for-sale securities	251,876	300,209	174,854
Purchase of trading securities	(64,053)	(40,850)	(55,906)
Proceeds from sale of trading securities	65,790	42,511	58,142
Net cash used in investing activities	(676,109)	(241,447)	(528,891)
Cash flows from financing activities:
Issuance of common stock	112,221	126,121	163,569
Tax withholding payments related to vested and released restricted stock units	(51,948)	(29,682)	(30,247)
Payment of dividends to stockholders	(298,871)	(265,893)	(233,561)
Excess tax benefit from equity awards	20,554	14,198	—
Common stock repurchases	(240,843)	(273,254)	(263,864)
Net cash used in financing activities	(458,887)	(428,510)	(364,103)
Effect of exchange rate changes on cash and cash equivalents	1,581	(9,135)	(8,658)
Net increase (decrease) in cash and cash equivalents	(354,529)	234,096	39,965
Cash and cash equivalents at beginning of period	985,390	751,294	711,329
Cash and cash equivalents at end of period	$630,861	$985,390	$751,294
Supplemental cash flow disclosures:
Income taxes paid, net	$117,348	$120,342	$20,018
Interest paid	$52,474	$53,693	$54,523
Non-cash investing activities:
Purchase of land, property and equipment	$3,457	$6,839	$—
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
Variable Interest Entities. KLA-Tencor uses a qualitative approach in assessing the consolidation requirement for variable interest entities. The approach focuses on identifying which enterprise has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. In the event that the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s Consolidated Financial Statements. The Company has concluded that none of the Company’s equity investments require consolidation as per the Company's most recent qualitative assessment.

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
Property and Equipment. Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets. The following table sets forth the estimated useful life for various asset categories:

Asset Category	Period
Buildings	30 to 35 years
Leasehold improvements	Shorter of 10 to 15 years or lease term
Machinery and equipment	2 to 5 years
Office furniture and equipment	5 to 7 years
Construction-in-process assets are not depreciated until the assets are placed in service. Depreciation expense for the fiscal years ended June 30, 2014, 2013 and 2012 was $51.1 million, $49.3 million and $45.8 million, respectively.
Business Combinations. KLA-Tencor allocates the fair value of the purchase consideration of the Company's acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over the asset’s estimated useful life. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred.
Goodwill and Intangible Assets. KLA-Tencor assesses goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See Note 6, “Goodwill and Purchased Intangible Assets” for a detailed description.
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
Concentration of Credit Risk. Financial instruments that potentially subject KLA-Tencor to significant concentrations of credit risk consist primarily of cash equivalents, short-term marketable securities, trade accounts receivable and derivative financial instruments used in hedging activities. The Company invests in a variety of financial instruments, such as, but not limited to, certificates of deposit, corporate debt and municipal securities, United States Treasury and Government agency securities, and equity securities and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. The Company has not experienced any material credit losses on its investments.

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
The following customers each accounted for more than 10% of total revenues for the indicated periods:

Year ended June 30,
2014	2013	2012
Intel Corporation	Intel Corporation	Samsung Electronics Co., Ltd.
Samsung Electronics Co., Ltd.	Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
Taiwan Semiconductor Manufacturing Company Limited
The following customers each accounted for more than 10% of net accounts receivable as of the dates indicated below:

As of June 30,
2014	2013
Intel Corporation	Intel Corporation
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
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
The Company's manufacturing subsidiaries in Singapore, Israel, Germany and China use the U.S. dollar as their functional currency. Accordingly, monetary assets and liabilities in non-functional currency of these subsidiaries are remeasured using exchange rates in effect at the end of the period. Revenues and costs in local currency are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in the Consolidated Statements of Operations as incurred.
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
Warranty. The Company provides standard warranty coverage on its systems for 40 hours per week for 12 months, providing labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, the Company calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. The Company updates these estimated charges on a quarterly basis. The actual product performance and/or field expense profiles may differ, and in those cases the Company adjusts its warranty accruals accordingly (see Note 13, “Commitments and Contingencies”).
Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The Company derives revenue from three sources—sales of systems, spare parts and services. In general, the Company recognizes revenue for systems when the system has been installed, is operating according to predetermined specifications and is accepted by the customer. When a customer delays installation for delivered products for which the Company has demonstrated a history of successful installation and acceptance, the Company recognizes revenue upon customer acceptance. Under certain circumstances, however, the Company recognizes revenue prior to acceptance from the customer, as follows:

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
The deferred system profit balance equals the amount of deferred system revenue that was invoiced and due on shipment, less applicable product and warranty costs. Deferred system revenue represents the value of products that have been shipped and billed to customers which have not met the Company's revenue recognition criteria. Deferred system profit does not include the profit associated with product shipments to certain customers in Japan, to whom title does not transfer until customer acceptance. Shipments to such customers in Japan are classified as inventory at cost until the time of acceptance.
Research and Development Costs. Research and development costs are expensed as incurred.
Strategic Development Agreements. Gross engineering, research and development expenses were partially offset by $8.2 million, $12.4 million and $6.9 million in external funding received under certain strategic development programs, primarily from government grants, in the fiscal years ended June 30, 2014, 2013 and 2012, respectively.
Shipping and Handling Costs. Shipping and handling costs are included as a component of cost of sales.
Accounting for Stock-Based Compensation Plans. The Company accounts for stock-based awards granted to employees for services based on the fair value of those awards. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes valuation model for stock options and for purchase rights under the Employee Stock Purchase Plan. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. The expected stock price volatility assumption is based on the market-based historical implied volatility from traded options of the Company's common stock. The fair value for restricted stock units granted without “dividend equivalent” rights is determined using the closing price of the Company's common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on the restricted stock units. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of the Company's common stock on the grant date. The award holder is not entitled to received payments under dividend equivalent rights unless the associated restricted stock unit award vests (i.e., the award holder is entitled to receive credits, payable in cash or shares of the Company's common stock, equal to the cash dividends that would have been received on the shares of common stock underlying the restricted stock units had the shares been issued and outstanding on the dividend record date, but such dividend equivalents are only paid subject to the recipient satisfying the vesting requirements of the underlying award). The Company has elected not to include the indirect tax effects of stock-based compensation deductions when calculating the windfall benefits and therefore recognizes the full effect of these deductions in the income statement in the period in which the taxable event occurs.
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
Income Taxes. The Company accounts for income taxes in accordance with the authoritative guidance, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. The Company has determined that a valuation allowance is necessary against a portion of the deferred tax assets, but it anticipates that its future taxable income will be sufficient to recover the remainder of its deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets that are not subject to a valuation allowance, the Company could be required to record an additional valuation allowance against such deferred tax assets. This would result in an increase to the Company’s tax provision in the period in which the Company determines that the recovery is not probable.
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
Recent Accounting Pronouncements
Recently Adopted
In December 2011, the Financial Accounting Standard Board ("FASB") issued an accounting standard update requiring enhanced disclosure about certain financial instruments and derivative instruments that are offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The Company adopted the disclosure requirement in the first quarter of fiscal year ended June 30, 2014 and it did not have an impact on the financial position, results of operations or cash flows.
In February 2013, the FASB issued an accounting standard update on the reporting of reclassifications out of accumulated other comprehensive income of various components, which was originally deferred by the FASB in December 2011. The February 2013 update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this update requires an entity to present parenthetically (on the face of the financial statements, in the notes or, in some cases, cross-referenced to related footnote disclosures) significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amendment reflected in the February 2013 update was adopted by the Company in the first quarter of fiscal year ended June 30, 2014 and it did not have an impact on the financial position, results of operations or cash flows as it is disclosure-only in nature.

Updates Not Yet Effective
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under the new standard update, in most circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the Company's financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. This accounting standard update will be effective for our interim period ending September 30, 2014 and applied prospectively with early adoption permitted. The Company does not expect that the requirement will have an impact on its financial position, result of operation or cash flows as it is disclosure-only in nature.
In May 2014, the FASB issued an accounting standard update regarding revenue from customer contracts to transfer goods and services or enter into contracts for the transfer of non-financial assets (unless covered by other standards for example insurance or lease contracts). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. The updates are effective for the Company beginning the first quarter of the fiscal year ending June 30, 2018. Early application is not permitted. The Company is currently evaluating the impact of this accounting standard update on the consolidated financial statements.
In June 2014, the FASB issued an accounting standard update regarding stock-based compensation that clarifies the accounting when terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting which could be achieved after the requisite service period be treated as a performance condition. The update is effective for the Company beginning in the first quarter of the Company's fiscal year ending June 30, 2017, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on the consolidated financial statements.
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

All of the Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of June 30, 2014, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. As of June 30, 2014, the types of instruments valued based on quoted market prices in active markets included money market funds and certain U.S. Government agency securities, U.S. Treasury securities and sovereign securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
As of June 30, 2014, the types of instruments valued based on other observable inputs included corporate debt securities, municipal securities and certain U.S. Government agency securities, U.S. Treasury securities and sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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
 Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company's Consolidated Balance Sheet as follows:

As of June 30, 2014 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
U.S. Government agency securities	$28,000	$8,000	$20,000
Municipal securities	2,891	—	2,891
Corporate debt securities	68,992	—	68,992
Money market and other	397,517	397,517	—
Marketable securities:
U.S. Treasury securities	384,400	365,401	18,999
U.S. Government agency securities	839,843	811,841	28,002
Municipal securities	93,325	—	93,325
Corporate debt securities	1,155,176	—	1,155,176
Sovereign securities	42,264	9,253	33,011
Total cash equivalents and marketable securities(1)	3,012,408	1,592,012	1,420,396
Other current assets:
Derivative assets	666	—	666
Other non-current assets:
Executive Deferred Savings Plan	159,995	105,311	54,684
Total financial assets(1)	$3,173,069	$1,697,323	$1,475,746
Liabilities
Other current liabilities:
Derivative liabilities	$(898)	$—	$(898)
Total financial liabilities	$(898)	$—	$(898)
__________________
(1) Excludes cash of $106.7 million held in operating accounts and time deposits of $33.5 million as of June 30, 2014.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company's Consolidated Balance Sheet as follows:

As of June 30, 2013 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Corporate debt securities	$3,800	$—	$3,800
Money market and other	817,608	817,608	—
Marketable securities:
U.S. Treasury securities	93,787	93,787	—
U.S. Government agency securities	598,031	598,031	—
Municipal securities	103,455	—	103,455
Corporate debt securities	1,099,525	—	1,099,525
Sovereign securities	33,805	13,559	20,246
Total cash equivalents and marketable securities(1)	2,750,011	1,522,985	1,227,026
Other current assets:
Derivative assets	4,016	—	4,016
Other non-current assets:
Executive Deferred Savings Plan	136,461	96,180	40,281
Total financial assets(1)	$2,890,488	$1,619,165	$1,271,323
Liabilities
Other current liabilities:
Derivative liabilities	$(2,173)	$—	$(2,173)
Total financial liabilities	$(2,173)	$—	$(2,173)
__________________
(1) Excludes cash of $125.5 million held in operating accounts and time deposits of $43.4 million as of June 30, 2013.

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the fiscal year ended June 30, 2014 or 2013. The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of June 30, 2014 or 2013.

NOTE 3 — FINANCIAL STATEMENT COMPONENTS
Consolidated Balance Sheets

	As of June 30,
(In thousands)	2014	2013
Accounts receivable, net:
Accounts receivable, gross	$514,690	$546,745
Allowance for doubtful accounts	(21,827)	(22,135)
	$492,863	$524,610
Inventories:
Customer service parts	$203,194	$180,749
Raw materials	221,612	229,233
Work-in-process	171,249	176,704
Finished goods	60,402	47,762
	$656,457	$634,448
Other current assets:
Prepaid expenses	$35,478	$31,997
Income tax related receivables	27,452	25,825
Other current assets	6,267	17,217
	$69,197	$75,039
Land, property and equipment, net:
Land	$41,848	$41,850
Buildings and leasehold improvements	302,537	272,920
Machinery and equipment	491,167	476,747
Office furniture and fixtures	20,945	20,701
Construction-in-process	8,945	16,604
	865,442	828,822
Less: accumulated depreciation and amortization	(535,179)	(523,541)
	$330,263	$305,281
Other non-current assets:
Executive Deferred Savings Plan(1)	$159,996	$136,461
Deferred tax assets—long-term	75,138	114,833
Other non-current assets	23,385	18,129
	$258,519	$269,423
Other current liabilities:
Warranty	$37,746	$42,603
Executive Deferred Savings Plan(1)	160,527	137,849
Compensation and benefits	203,990	195,793
Income taxes payable	15,283	11,076
Interest payable	8,769	8,769
Other accrued expenses	158,775	130,959
	$585,090	$527,049

 __________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence following a participant’s retirement or termination of employment or on a specified date allowed per the plan provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. As of June 30, 2014, the Company had a deferred compensation plan related asset and liability included as a component of other non-current assets and other current liabilities on the Consolidated Balance Sheets. The plan assets are classified as trading securities.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of June 30, 2013	$(22,467)	$(602)	$1,594	$(15,171)	$(36,646)

Balance as of June 30, 2014	$(17,271)	$2,800	$(12)	$(15,788)	$(30,271)
The effects on net income of amounts reclassified from accumulated OCI to the Consolidated Statements of Operations for the indicated periods were as follows (in thousands):

	Location in the Consolidated Statements of Operations	Twelve months ended June 30	Twelve months ended June 30
Accumulated OCI Components		2014	2013
Gains (losses) on cash flow hedges from foreign exchange contracts	Revenues	$3,851	$2,124
	Costs of revenues	294	(641)
	Net gains reclassified from accumulated OCI	$4,145	$1,483

Unrealized gains on available-for-sale securities	Interest income and other, net	$2,084	$2,287
The amounts reclassified out of accumulated OCI related to the Company's defined pension plans were recognized as a component of net periodic cost for the fiscal years ended June 30, 2014 and 2013 were $1.3 million and $1.1 million, respectively. For additional details refer to Note 11, “Employee Benefit Plans.”
Consolidated Statements of Operations

	Year ended June 30,
(In thousands)	2014	2013	2012
Interest income and other, net:
Interest income	$13,555	$14,976	$15,321
Foreign exchange losses, net	(514)	(1,002)	(2,864)
Net realized gains on sale of investments	1,236	2,287	637
Other	1,926	(1,149)	(1,128)
	$16,203	$15,112	$11,966

NOTE 4 — MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of June 30, 2014 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$384,165	$287	$(52)	$384,400
U.S. Government agency securities	867,309	651	(117)	867,843
Municipal securities	96,198	93	(75)	96,216
Corporate debt securities	1,220,794	3,526	(152)	1,224,168
Money market and other	397,517	—	—	397,517
Sovereign securities	42,227	46	(9)	42,264
Subtotal	3,008,210	4,603	(405)	3,012,408
Add: Time deposits(1)	33,509	—	—	33,509
Less: Cash equivalents	524,149	—	(8)	524,141
Marketable securities	$2,517,570	$4,603	$(397)	$2,521,776

As of June 30, 2013 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$93,940	$53	$(206)	$93,787
U.S. Government agency securities	598,471	569	(1,009)	598,031
Municipal securities	103,686	71	(302)	103,455
Corporate debt securities	1,103,438	2,353	(2,466)	1,103,325
Money market and other	817,608	—	—	817,608
Sovereign securities	33,799	25	(19)	33,805
Subtotal	2,750,942	3,071	(4,002)	2,750,011
Add: Time deposits(1)	43,413	—	—	43,413
Less: Cash equivalents	859,933	—	—	859,933
Marketable securities	$1,934,422	$3,071	$(4,002)	$1,933,491
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

As of June 30, 2014 (In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$192,159	$(52)
U.S. Government agency securities	163,701	(117)
Municipal securities	38,243	(73)
Corporate debt securities	147,555	(146)
Sovereign securities	12,816	(9)
Total	$554,474	$(397)
 __________________

(1)	As of June 30, 2014, the amount of total gross unrealized losses that had been in a continuous loss position for 12 months or more was immaterial.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company's Consolidated Balance Sheet, as of the date indicated below were as follows:

As of June 30, 2014 (In thousands)	Amortized Cost	Fair Value
Due within one year	$827,823	$829,098
Due after one year through three years	1,689,747	1,692,678
	$2,517,570	$2,521,776
Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains for the fiscal years ended June 30, 2014, 2013 and 2012 were $2.2 million, $2.5 million and $2.1 million, respectively. Realized losses for the fiscal years ended June 30, 2014, 2013 and 2012 were $0.1 million, $0.2 million and $1.5 million, respectively.
NOTE 5 – BUSINESS COMBINATION
On March 28, 2014, the Company acquired certain assets and liabilities of a privately-held company that developed and sold software to mask manufacturers, semiconductor fabs and mask inspection and review equipment manufacturers, for a total purchase consideration of $18 million in cash.
The following table represents the preliminary purchase price allocation and summarizes the aggregate estimated fair values of the net assets acquired on the closing date of the acquisition:

(In thousands)	Preliminary Purchase Price Allocation
Intangibles	$9,400
Goodwill	8,730
Liabilities assumed	(130)
Cash consideration paid	$18,000
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $8.7 million of goodwill was assigned to the Defect Inspection reporting unit.
NOTE 6 — GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balances and the movements during the fiscal years ended June 30, 2014 and 2013:

(In thousands)
As of June 30, 2012	$327,716
Impairments	(984)
Adjustments	(97)
As of June 30, 2013	326,635
Acquisition	8,730
Adjustments	(10)
As of June 30, 2014	$335,355

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company has four reporting units: Defect Inspection, Metrology, Service and Other. As of June 30, 2014, substantially all of the goodwill balance resided in the Defect Inspection reporting unit.

The changes in the gross goodwill balance during the fiscal year ended June 30, 2014 resulted from the acquisition of certain assets and liabilities of a privately-held company and foreign currency translation adjustments. The changes in the gross goodwill balance during the fiscal year ended June 30, 2013 resulted from goodwill impairment when the Company decided to exit the solar inspection business due to adverse market conditions in that industry and recognized a charge of approximately $1.0 million, as well as foreign currency translation adjustments.
The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2013 and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of key factors including change in industry and competitive environment, market capitalization, stock price, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities. As such, it was not necessary to perform the two-step quantitative goodwill impairment test at that time. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the second quarter of the fiscal year ended June 30, 2014. The next annual assessment of the goodwill by reporting unit will be performed in the second quarter of the fiscal year ending June 30, 2015.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of June 30, 2014			As of June 30, 2013
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$141,659	$126,567	$15,092	$133,659	$119,106	$14,553
Patents	6-13 years	57,648	54,398	3,250	57,648	51,068	6,580
Trade name/Trademark	4-10 years	19,893	17,427	2,466	19,893	15,928	3,965
Customer relationships	6-7 years	54,680	48,915	5,765	54,680	45,263	9,417
Other	0-1 year	17,599	16,475	1,124	16,200	16,200	—
Total		$291,479	$263,782	$27,697	$282,080	$247,565	$34,515
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
For the fiscal years ended June 30, 2014, 2013 and 2012, amortization expense for other intangible assets was $16.2 million, $20.8 million and $30.3 million, respectively. Based on the intangible assets recorded as of June 30, 2014, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Year ending June 30:	Amortization (In thousands)
2015	$15,802
2016	7,564
2017	2,806
2018	1,525
Total	$27,697

NOTE 7 — LONG-TERM DEBT
In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as of June 30, 2014.
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
Based on the trading prices of the debt on the applicable dates, the fair value of the debt as of June 30, 2014 and 2013 was $893.7 million and $872.3 million, respectively. While the debt is recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
NOTE 8 — EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
As of June 30, 2014, the Company had two plans under which the Company was able to issue equity incentive awards, such as restricted stock units and stock options, to its employees, consultants and members of its Board of Directors: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 1998 Director Plan (the “Outside Director Plan”).
2004 Plan:
The 2004 Plan provides for the grant of options to purchase shares of the Company's common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to the Company's employees, consultants and members of its Board of Directors. As of June 30, 2014, 7.1 million shares were available for issuance under the 2004 Plan.
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
In addition, in November 2013, the Company's stockholders also approved amendments to the 2004 Plan that included, among other things, giving the plan administrator the ability to grant "dividend equivalent" rights in connection with awards of restricted stock units, performance shares, performance units and deferred stock units before they are fully vested. It allows the plan administrator, at its discretion, to grant a right to receive dividends on the aforementioned awards which may be settled in cash or Company stock at the discretion of the plan administrator subject to meeting the vesting requirement of the underlying awards. As of June 30, 2014, the Company had not granted any dividend equivalent rights in connection with any such awards.
Outside Director Plan
The Outside Director Plan only permits the issuance of stock options to the non-employee members of the Board of Directors. As of June 30, 2014, 1.7 million shares were available for grant under the Outside Director Plan.

Equity Incentive Plans - General Information
The following table summarizes the combined activity under the Company's equity incentive plans for the indicated periods:

(In thousands)	Available For Grant
Balances as of June 30, 2011	11,554
Restricted stock units granted(1)	(4,145)
Restricted stock units canceled(1)	508
Options canceled/expired/forfeited	788
Plan shares expired(2)	(736)
Balances as of June 30, 2012	7,969
Restricted stock units granted(1)(3)	(1,899)
Restricted stock units canceled(1)	466
Options canceled/expired/forfeited	207
Plan shares expired(2)	(47)
Balances as of June 30, 2013	6,696
Plan shares increased	2,900
Restricted stock units granted(1)(3)	(1,268)
Restricted stock units canceled(1)	468
Options canceled/expired/forfeited	59
Plan shares expired(2)	(51)
Balances as of June 30, 2014	8,804
__________________

(1)	The number of restricted stock units provided in this row reflects the application of the award multiplier as described above (1.8x or 2.0x depending on the grant date of the applicable award).

(2)
Represents the portion of shares listed as “Options canceled/expired/forfeited” above that were issued under the Company’s equity incentive plans other than the 2004 Plan and the Outside Director Plan. Because the Company is only currently authorized to issue equity awards under the 2004 Plan and the Outside Director Plan, any equity awards that are canceled, expired or are forfeited under any other Company equity incentive plans do not result in additional shares being available to the Company for future grant.

(3)
Includes restricted stock units granted to senior management during the applicable fiscal year with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of June 30, 2014, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during such fiscal year, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied (i.e., 0.6 million shares for the fiscal year ended June 30, 2013 and 0.6 million shares for the fiscal year ended June 30, 2014, which in each case reflects the application of the 1.8x multiple described above that was in effect as of the applicable grant date).

The Company has granted only restricted stock units under its equity incentive program since October 2007. For the preceding several years until October 31, 2007, stock options were granted at the market price of the Company’s common stock on the date of grant generally with vesting term ranging from one to five years. Restricted stock units may be granted with varying criteria such as service-based and/or performance-based vesting.

The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes valuation model for purchase rights under the Company’s Employee Stock Purchase Plan and, for restricted stock units granted without “dividend equivalent” rights, using the closing price of the Company’s common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those restricted stock units. In November 2013, the Company's stockholders approved amendments to the 2004 Plan that included, among other things, giving the plan administrator the ability to grant dividend equivalent rights in connection with awards of restricted stock units, performance shares, performance units and deferred stock units before they are fully vested as discussed above. As of June 30, 2014, the Company had not any granted dividend equivalent rights in connection with any such awards. The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Year ended June 30,
(In thousands)	2014	2013	2012
Stock-based compensation expense by:
Costs of revenues	$9,101	$11,433	$13,710
Engineering, research and development	16,397	19,346	21,505
Selling, general and administrative	35,442	39,305	43,620
Total stock-based compensation expense	$60,940	$70,084	$78,835
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of June 30,
	2014	2013
Inventory	$8,278	$8,098
Stock Options
The following table summarizes the activity and weighted-average exercise price for stock options under all plans during the fiscal year ended June 30, 2014:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2013	1,663	$48.97
Granted	—	$—
Exercised	(1,463)	$49.61
Canceled/expired/forfeited	(59)	$52.76
Outstanding stock options as of June 30, 2014 (all outstanding and all vested and exercisable)	141	$40.70
The Company has not issued any stock options since October 2007. As of June 30, 2014, the Company had no unrecognized stock-based compensation balance related to outstanding stock options. The weighted-average remaining contractual terms for total options outstanding under all plans and for total options vested and exercisable under all plans as of June 30, 2014 were each 0.3 years. The aggregate intrinsic value for total options outstanding under all plans (all of which were vested and exercisable as of June 30, 2014) was $4.5 million.
The following table shows the total intrinsic value of options exercised, total cash received from employees and non-employee Board members as a result of stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

(In thousands)	Year ended June 30,
	2014	2013	2012
Total intrinsic value of options exercised	$18,022	$15,884	$23,395
Total cash received from employees and non-employee Board members as a result of stock option exercises	$72,700	$89,935	$129,306
Tax benefits realized by the Company in connection with these exercises	$5,708	$5,223	$7,867

The Company generally settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.
Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the fiscal year ended June 30, 2014 and restricted stock units outstanding as of June 30, 2014 and 2013:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2013(2)	5,374	$34.39
Granted(2)	702	$53.28
Vested and released	(1,589)	$33.28
Withheld for taxes	(871)	$33.28
Forfeited	(260)	$37.15
Outstanding restricted stock units as of June 30, 2014(2)	3,356	$38.95
 __________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. As described above, under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8 or 2.0 (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes restricted stock units granted to senior management during the applicable fiscal year with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of June 30, 2014, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during such fiscal year, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied (i.e., 0.3 million shares for each of the fiscal years ended June 30, 2013 and June 30, 2014).

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
The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Year ended June 30,
	2014	2013	2012
Weighted-average grant date fair value per unit	$53.28	$47.71	$32.19
Tax benefits realized by the Company in connection with vested and released restricted stock units	$44,298	$29,204	$28,914
As of June 30, 2014, the unrecognized stock-based compensation expense balance related to restricted stock units was $75.3 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.1 years. The intrinsic value of outstanding restricted stock units as of June 30, 2014 was $243.8 million.

Cash-Based Long-Term Incentive Compensation
Starting in the fiscal year ended June 30, 2013, the Company adopted a cash-based long-term incentive ("Cash LTI") program for many of its employees as part of the Company's employee compensation program. During the fiscal year ended June 30, 2014, the Company approved Cash LTI awards of $67.7 million under the Company's Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the fiscal years ended June 30, 2014 and 2013, the Company recognized $26.2 million and $11.0 million, respectively, in compensation expense under the Cash LTI Plan. As of June 30, 2014, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $87.1 million.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year ended June 30,
	2014	2013	2012
Stock purchase plan:
Expected stock price volatility	27.5%	28.8%	36.0%
Risk-free interest rate	0.1%	0.1%	0.1%
Dividend yield	2.9%	3.2%	3.2%
Expected life (in years)	0.50	0.50	0.50
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Year ended June 30,
	2014	2013	2012
Total cash received from employees for the issuance of shares under the ESPP	$39,675	$36,186	$34,263
Number of shares purchased by employees through the ESPP	796	877	918
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$2,221	$1,452	$2,206
Weighted-average fair value per share based on Black-Scholes model	$12.31	$10.46	$10.02
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of June 30, 2014, after giving effect to the ESPP purchase that occurred on such date, a total of 0.9 million shares were reserved and available for issuance under the ESPP. In August 2014, the Company added 2.0 million additional shares to the ESPP pursuant to the plan's share replenishment provision with respect to the fiscal year ending June 30, 2015.

NOTE 9 — STOCK REPURCHASE PROGRAM
Our Board of Directors has authorized a program for the Company to repurchase shares of the Company's common stock. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. As of June 30, 2014, 2.0 million shares were available for repurchase under the Company’s repurchase program. Following the completion of the fiscal year ended June 30, 2014, the Company's Board of Directors authorized KLA-Tencor to repurchase additional shares under this program; for more information, refer to Note 19, "Subsequent Events" to the Consolidated Financial Statements.
Share repurchases for the indicated periods (based on the settlement date of the applicable repurchase) were as follows:

(In thousands)	Year ended June 30,
	2014	2013
Number of shares of common stock repurchased	3,835	5,374
Total cost of repurchases	$240,843	$273,254
NOTE 10 — NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Year ended June 30,
	2014	2013	2012
Numerator:
Net income	$582,755	$543,149	$756,015
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	166,016	166,089	166,795
Effect of dilutive options and restricted stock units	2,102	3,171	3,352
Weighted-average shares-diluted	168,118	169,260	170,147
Basic net income per share	$3.51	$3.27	$4.53
Diluted net income per share	$3.47	$3.21	$4.44
Anti-dilutive securities excluded from the computation of diluted net income per share	—	1,366	3,123
NOTE 11 — EMPLOYEE BENEFIT PLANS
KLA-Tencor has a profit sharing program for eligible employees, which distributes, on a quarterly basis, a percentage of the Company’s pre-tax profits. In addition, the Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Since April 1, 2011, the employer match amount was 50% of the first $8,000 of an eligible employee's contribution (i.e., a maximum of $4,000) during each fiscal year.
The total expenses under the profit sharing and 401(k) programs aggregated $15.4 million, $13.1 million and $12.6 million in the fiscal years ended June 30, 2014, 2013 and 2012, respectively. The Company has no defined benefit plans in the United States. In addition to the profit sharing plan and the United States 401(k), several of the Company's foreign subsidiaries have retirement plans for their full-time employees, several of which are defined benefit plans. Consistent with the requirements of local law, the Company deposits funds for certain of these plans with insurance companies, with third-party trustees or into government-managed accounts and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the foreign plans depend on the local economic environment.
The Company applies authoritative guidance that requires an employer to recognize the funded status of each of its defined pension and post-retirement benefit plans as a net asset or liability in its statement of financial position. Additionally, the authoritative guidance requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. The benefit obligations and related assets under the Company’s plans have been measured as of June 30, 2014 and 2013.

Summary data relating to the Company's foreign defined benefit pension plans, including key weighted-average assumptions used, is provided in the following tables:

	Year ended June 30,
(In thousands)	2014	2013
Change in projected benefit obligation:
Projected benefit obligation as of the beginning of the fiscal year	$71,276	$65,426
Service cost	4,054	3,399
Interest cost	1,401	1,320
Contributions by plan participants	102	85
Adjustment	—	(1,878)
Actuarial loss	1,927	8,792
Benefit payments	(1,910)	(767)
Foreign currency exchange rate changes	185	(5,101)
Projected benefit obligation as of the end of the fiscal year	$77,035	$71,276

	Year ended June 30,
(In thousands)	2014	2013
Change in fair value of plan assets:
Fair value of plan assets as of the beginning of the fiscal year	$13,317	$11,709
Actual return on plan assets	274	202
Employer contributions	3,229	2,083
Benefit and expense payments	(1,910)	(767)
Foreign currency exchange rate changes	253	90
Fair value of plan assets as of the end of the fiscal year	$15,163	$13,317

	As of June 30,
(In thousands)	2014	2013
Underfunded status	$61,872	$57,959

	As of June 30,
(In thousands)	2014	2013
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$47,122	$45,181
Projected benefit obligation	$77,035	$71,276
Plan assets at fair value	$15,163	$13,317

Year ended June 30,
	2014	2013	2012
Weighted-average assumptions:
Discount rate	1.5%-3.5%	1.5%-3.5%	1.3%-5.5%
Expected rate of return on assets	1.8%-3.8%	1.8%-4.0%	1.8%-4.5%
Rate of compensation increases	3.0%-5.5%	3.0%-5.0%	3.0%-4.5%
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

The following table presents losses recognized in accumulated other comprehensive income (loss) related to the Company's foreign defined benefit pension plans:

	Year ended June 30,
(In thousands)	2014	2013
Unrecognized transition obligation	$772	$1,029
Unrecognized prior service cost	225	278
Unrealized net loss	23,645	22,633
Amount of losses recognized	$24,642	$23,940
Losses in accumulated other comprehensive income (loss) related to the Company's foreign defined benefit pension plans expected to be recognized as components of net periodic benefit cost over the fiscal year ending June 30, 2015 are as follows:

(In thousands)	Year ending June 30, 2015
Unrecognized transition obligation	$262
Unrecognized prior service cost	51
Unrealized net loss	1,005
Amount of losses expected to be recognized	$1,318

The components of the Company's net periodic cost relating to its foreign subsidiaries' defined pension plans are as follows:

	Year ended June 30,
(In thousands)	2014	2013	2012
Components of net periodic pension cost
Service cost	$4,054	$3,399	$3,355
Interest cost	1,401	1,320	1,406
Return on plan assets	(321)	(315)	(309)
Amortization of transitional obligation	262	372	380
Amortization of prior service cost	52	58	64
Amortization of net loss	1,021	633	292
Adjustment	—	(1,436)	—
Net periodic pension cost	$6,469	$4,031	$5,188
Fair Value of Plan Assets
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of inputs used to measure fair value of plan assets are described in Note 2, “Fair Value Measurements.”
The foreign plans’ investments are managed by third-party trustees consistent with the regulations or market practice of the country where the assets are invested. The Company is not actively involved in the investment strategy, nor does it have control over the target allocation of these investments. These investments made up 100% of total foreign plan assets in the fiscal years ended June 30, 2014, 2013 and 2012.
The expected aggregate employer contribution for the foreign plans during the fiscal year ending June 30, 2015 is $1.7 million.
The total benefits to be paid from the foreign pension plans are not expected to exceed $3.2 million in any year through the fiscal year ending June 30, 2024.

Foreign plan assets measured at fair value on a recurring basis consisted of the following investment categories as of June 30, 2014:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$11,061	$11,061	$—
Government and municipal securities and other investments	4,102	—	4,102
Total assets measured at fair value	$15,163	$11,061	$4,102
 Concentration of Risk
The Company manages a variety of risks, including market, credit and liquidity risks, across its plan assets through its investment managers. The Company defines a concentration of risk as an undiversified exposure to one of the above-mentioned risks that increases the exposure of the loss of plan assets unnecessarily. The Company monitors exposure to such risks in the foreign plans by monitoring the magnitude of the risk in each plan and diversifying the Company's exposure to such risks across a variety of instruments, markets and counterparties. As of June 30, 2014, the Company did not have concentrations of plan asset investment risk in any single entity, manager, counterparty, sector, industry or country.
NOTE 12 — INCOME TAXES
The components of income before income taxes are as follows:

	Year ended June 30,
(In thousands)	2014	2013	2012
Domestic income before income taxes	$434,336	$420,862	$607,146
Foreign income before income taxes	300,125	269,759	366,948
Total income before income taxes	$734,461	$690,621	$974,094
The provision for income taxes is comprised of the following:

(In thousands)	Year ended June 30,
	2014	2013	2012
Current:
Federal	$98,937	$118,888	$(699)
State	8,580	4,404	51
Foreign	27,867	25,112	24,383
	135,384	148,404	23,735
Deferred:
Federal	22,904	(2,552)	188,882
State	(334)	(1,036)	3,721
Foreign	(6,248)	2,656	1,741
	16,322	(932)	194,344
Provision for income taxes	$151,706	$147,472	$218,079
 For the fiscal year ended June 30, 2014, actual current tax liabilities were lower than reflected in the table above by $16.5 million primarily due to a benefit for a deduction related to employee stock activity, which was recorded as an increase to capital in excess of par value.
For the fiscal year ended June 30, 2013, actual current tax liabilities were lower than reflected in the table above by $6.9 million primarily due to a benefit for a deduction related to employee stock activity, which was recorded as an increase to capital in excess of par value.
For the fiscal years ended June 30, 2012, the Company did not recognize any benefit for a deduction related to employee stock activity. Therefore, the Company had not reduced actual current tax liabilities, or recorded any increases to capital in excess of par value.

The significant components of deferred income tax assets and liabilities are as follows:

(In thousands)	As of June 30,
	2014	2013
Deferred tax assets:
Tax credits and net operating losses	$95,492	$77,512
Employee benefits accrual	97,308	83,391
Stock-based compensation	17,676	37,091
Capitalized R&D expenses	12,051	34,791
Inventory reserves	83,783	79,866
Non-deductible reserves	41,469	42,256
Depreciation and amortization	2,572	—
Unearned revenue	13,937	12,010
Other	29,483	25,454
Gross deferred tax assets	393,771	392,371
Valuation allowance	(76,328)	(57,097)
Net deferred tax assets	$317,443	$335,274
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries not permanently reinvested	$(17,334)	$(20,636)
Depreciation and amortization	—	(1,863)
Deferred profit	(16,358)	(10,351)
Unrealized gain on investments	(1,168)	(572)
Total deferred tax liabilities	(34,860)	(33,422)
Total net deferred tax assets	$282,583	$301,852
As of June 30, 2014, the Company had U.S. federal, state and foreign net operating loss (“NOL”) carry-forwards of approximately $28.5 million, $93.6 million and $51.5 million, respectively. The U.S. federal NOL carry-forwards will expire at various dates beginning in 2023 through 2027. The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, it is not expected that such annual limitation will impair the realization of these NOLs. The state NOLs will begin to expire in 2017. State credits of $102.6 million will be carried over indefinitely. The foreign NOL carry-forwards will begin to expire in 2015.
The net deferred tax asset valuation allowance was $76.3 million and $57.1 million as of June 30, 2014 and June 30, 2013, respectively. The change was primarily due to an increase in the valuation allowance related to state credit carry-forwards generated in the fiscal year ended June 30, 2014. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. Of the valuation allowance as of June 30, 2014, $63.2 million relates to state credit carry-forwards. The remainder of the valuation allowance relates primarily to foreign NOL carry-forwards.
 As of June 30, 2014, U.S. income taxes were not provided for on a cumulative total of approximately $1.5 billion of undistributed earnings for certain non-U.S. subsidiaries. If these undistributed earnings were repatriated to the United States, they would generate foreign tax credits to reduce the federal tax liability associated with the foreign dividend. Assuming full utilization of the foreign tax credits, the potential deferred tax liability associated with undistributed earnings would be approximately $497.1 million.
KLA-Tencor benefits from several tax holidays in Israel and Singapore where it manufactures certain of its products. These tax holidays are on approved investments and are scheduled to expire at varying times within the next one to seven years. However, of the tax holidays whose expiration will have a material impact on the Company's tax obligations, the soonest that any such tax holiday is scheduled to expire is during the fiscal year ending June 30, 2020. The Company was in compliance with all of the terms and conditions of the tax holidays as of June 30, 2014. The net impact of these tax holidays was to decrease the Company’s tax expense by approximately $25.8 million, $25.8 million and $53.1 million in the fiscal years ended June 30, 2014, 2013 and 2012, respectively. The benefits of the tax holidays on diluted net income per share were $0.15, $0.15 and $0.31 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

The reconciliation of the United States federal statutory income tax rate to KLA-Tencor’s effective income tax rate is as follows:

	Year ended June 30,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.7%	0.3%	0.4%
Effect of foreign operations taxed at various rates	(11.5)%	(9.6)%	(9.9)%
Research and development tax credit	(1.5)%	(3.1)%	(1.1)%
Net change in tax reserves	0.3%	1.7%	(2.8)%
Domestic manufacturing benefit	(1.4)%	(1.6)%	(0.7)%
Effect of stock-based compensation	0.4%	(0.3)%	1.3%
Other	(1.3)%	(1.0)%	0.2%
Effective income tax rate	20.7%	21.4%	22.4%
As of June 30, 2014, KLA-Tencor had cumulative windfalls in excess of shortfalls of approximately $23.4 million. Windfall tax benefits arise when a company's tax deductions for employee stock activity exceeds book compensation for the same activity. A shortfall arises when the tax deduction is less than book compensation. Windfalls are recorded as increases to capital in excess of par value. Shortfalls are recorded as decreases to capital in excess of par value to the extent that cumulative windfalls exceed cumulative shortfalls. Shortfalls in excess of cumulative windfalls are recorded as income tax expense.
A reconciliation of gross unrecognized tax benefits is as follows:

	Year ended June 30,
(In thousands)	2014	2013	2012
Unrecognized tax benefits at the beginning of the period	$59,494	$50,839	$78,337
Increases for tax positions taken in prior years	551	2,701	4,172
Decreases for tax positions taken in prior years	(764)	(905)	(1,002)
Increases for tax positions taken in current year	11,585	12,709	15,663
Decreases for settlements with taxing authorities	(3,601)	(3,907)	(43,464)
Decreases for lapsing of statutes of limitations	(7,690)	(1,943)	(2,867)
Unrecognized tax benefits at the end of the period	$59,575	$59,494	$50,839

The amount of unrecognized tax benefits that would impact the effective tax rate was $59.6 million as of June 30, 2014. KLA-Tencor’s policy is to include interest and penalties related to unrecognized tax benefits within interest income and other, net. The amount of interest and penalties accrued as of June 30, 2014 and 2013 was approximately $6.7 million and $6.0 million, respectively.
The Company is subject to federal income tax examinations for all years beginning from the fiscal year ended June 30, 2011. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2010. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2010. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from any future examinations of these years.
It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that it may recognize up to $11.6 million of its existing unrecognized tax benefits within the next 12 months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
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

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Year ended June 30,
(In thousands)	2014	2013
Receivables sold under factoring agreements	$116,292	$144,307
Proceeds from sales of LCs	$8,323	$3,808
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $8.7 million, $9.2 million and $9.0 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2015	$8,619
2016	6,757
2017	5,082
2018	3,613
2019	1,744
2020 and thereafter	1,822
Total minimum lease payments	$27,637
Purchase Commitments. KLA-Tencor maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company's liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were approximately $214.3 million as of June 30, 2014 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of June 30, 2014, the Company had committed $109.0 million to future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
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

The following table provides the changes in the product warranty accrual for the indicated periods:

	Year ended June 30,
(In thousands)	2014	2013
Beginning balance	$42,603	$46,496
Accruals for warranties issued during the period	45,540	45,291
Changes in liability related to pre-existing warranties	(8,462)	2,507
Settlements made during the period	(41,935)	(51,691)
Ending balance	$37,746	$42,603
The Company maintains guarantee arrangements available through various financial institutions for up to $28.4 million, of which $26.3 million had been issued as of June 30, 2014, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company's subsidiaries in Europe and Asia.
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
In addition, the Company may in limited circumstances enter into agreements that contain customer-specific pricing, discount, rebate or credit commitments. Furthermore, the Company may give these customers limited audit or inspection rights to enable them to confirm that the Company is complying with these commitments. If a customer elects to exercise its audit or inspection rights, the Company may be required to expend significant resources to support the audit or inspection, as well as to defend or settle any dispute with a customer that could potentially arise out of such audit or inspection. To date, the Company has made no accruals in its consolidated financial statements for this contingency. While the Company has not in the past incurred significant expenses for resolving disputes regarding these types of commitments, the Company cannot make any assurance that it will not incur any such liabilities in the future.
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

NOTE 14 — LITIGATION AND OTHER LEGAL MATTERS
Indemnification Obligations. As a result of the Company's indemnification obligations in connection with the litigation and government inquiries related to the Company's historical stock option practices, the Company was, in early fiscal year 2012, still paying defense costs for one former officer and employee facing a SEC civil action to which the Company was not a party. That former officer and the SEC settled the civil action. As a result, during the three months ended December 31, 2011, the Company and the former officer entered into an agreement that released each other from liabilities stemming from the former officer's employment with the Company and materially concluded the Company's indemnification obligations to the former officer. The terms of that release agreement have been appropriately considered within the accrual the Company has established for currently pending legal proceedings.
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
NOTE 15 — RESTRUCTURING CHARGES
The Company has in recent years undertaken a number of cost reduction activities, including workforce reductions, in an effort to lower its quarterly operating expense run rate. The program in the United States is accounted for in accordance with the authoritative guidance related to compensation for non-retirement post-employment benefits, whereas the programs in the Company's international locations are accounted for in accordance with the authoritative guidance for contingencies. During the fiscal year ended June 30, 2014, the Company recorded a net restructuring charge of approximately $7.0 million, of which $1.4 million was recorded to costs of revenues, $3.3 million was recorded to engineering, research and development expense and $2.3 million was recorded to selling, general and administrative expense. These charges represent the estimated minimum liability associated with expected termination benefits to be provided to employees after employment.
The following table shows the activity primarily related to accrual for severance and benefits for the fiscal years ended June 30, 2014 and 2013:

	Year ended June 30,
(In thousands)	2014	2013
Beginning balance	$3,947	$2,795
Restructuring costs	6,662	6,633
Adjustments	(459)	(590)
Cash payments	(7,821)	(4,891)
Ending balance	$2,329	$3,947
Substantially all of the remaining accrued restructuring balance related to the Company’s workforce reductions is expected to be paid out by the end of fiscal year 2015.
NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The authoritative guidance requires companies to recognize all derivative instruments and hedging activities, including foreign currency exchange contracts, as either assets or liabilities at fair value on the balance sheet. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are recognized in interest income and other, net in the Consolidated Statements of Operations. In accordance with the guidance, the Company designates foreign currency forward exchange and option contracts as cash flow hedges of certain forecasted foreign currency denominated sales and purchase transactions.

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
Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the consolidated financial statements for the indicated periods were as follows:

(In thousands)	Location in Financial Statements	Year ended June 30,
		2014	2013
Derivatives Designated as Hedging Instruments
Gains in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$1,641	$4,929
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$3,851	$2,124
	Costs of revenues	294	(641)
	Net gains reclassified from accumulated OCI into income (effective portion)	$4,145	$1,483
Gains recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Interest income and other, net	$18	$946
Derivatives Not Designated as Hedging Instruments
Gains recognized in income	Interest income and other, net	$2,856	$14,275
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, as of the dates indicated below was as follows:

(In thousands)	As of June 30, 2014	As of June 30, 2013
Cash flow hedge contracts
Purchase	$6,066	$14,641
Sell	$33,999	$35,178
Other foreign currency hedge contracts
Purchase	$108,901	$99,175
Sell	$106,322	$97,901

 The locations and fair value amounts of the Company’s derivative instruments reported in its Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2014	June 30, 2013	Balance Sheet Location	June 30, 2014	June 30, 2013
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$120	$362	Other current liabilities	$100	$384
Total derivatives designated as hedging instruments		120	362		100	384
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	546	3,654	Other current liabilities	798	1,789
Total derivatives not designated as hedging instruments		546	3,654		798	1,789
Total derivatives		$666	$4,016		$898	$2,173
The following table provides the balances and changes in accumulated OCI, before taxes, related to derivative instruments for the indicated periods:

	Year ended June 30, 2014
(In thousands)	2014	2013
Beginning balance	$2,484	$(962)
Amount reclassified to income	(4,145)	(1,483)
Net change	1,641	4,929
Ending balance	$(20)	$2,484

Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of June 30, 2014 and 2013, information related to the offsetting arrangements was as follows (in thousands):

As of June 30, 2014				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$666	$—	$666	$(423)	$—	$243
Derivatives - Liabilities	$(898)	$—	$(898)	$423	$—	$(475)

As of June 30, 2013				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$4,016	$—	$4,016	$(1,520)	$—	$2,496
Derivatives - Liabilities	$(2,173)	$—	$(2,173)	$1,520	$—	$(653)

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
The Company's significant operations outside the United States include manufacturing facilities in Singapore, Israel, Germany and China, and sales, marketing and service offices in Western Europe, Japan and the Asia Pacific regions. For geographical revenue reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist of land, property and equipment, net and are attributed to the geographic region in which they are located.
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

(Dollar amounts in thousands)	Year ended June 30,
	2014		2013		2012
Revenues:
North America	$705,159	24%	$846,125	30%	$675,034	21%
Taiwan	741,470	25%	936,445	33%	872,583	28%
Japan	334,653	11%	310,204	11%	415,475	13%
Europe & Israel	306,779	11%	211,121	7%	323,902	10%
Korea	371,139	13%	292,724	10%	611,462	19%
Rest of Asia	470,208	16%	246,162	9%	273,488	9%
Total	$2,929,408	100%	$2,842,781	100%	$3,171,944	100%
The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

(Dollar amounts in thousands)	Year ended June 30,
	2014		2013		2012
Revenues:
Defect inspection	$1,685,114	58%	$1,594,128	56%	$1,827,077	58%
Metrology	532,002	18%	540,835	19%	675,456	21%
Service	642,971	22%	595,634	21%	574,189	18%
Other	69,321	2%	112,184	4%	95,222	3%
Total	$2,929,408	100%	$2,842,781	100%	$3,171,944	100%

In the fiscal year ended June 30, 2014, three customers accounted for approximately 18%, 14% and 11% of total revenues. In the fiscal year ended June 30, 2013, two customers accounted for approximately 23% and 13% of total revenues. In the fiscal year ended June 30, 2012, two customers accounted for approximately 17% and 16% of total revenues.

Long-lived assets by geographic region as of the dates indicated below were as follows:

	As of June 30,
(In thousands)	2014	2013
Long-lived assets:
United States	$219,280	$207,002
Europe	19,527	19,428
Singapore	48,938	44,903
Israel	33,388	27,137
Rest of Asia	9,130	6,811
Total	$330,263	$305,281
NOTE 18 — RELATED PARTY TRANSACTIONS
During the fiscal years ended June 30, 2014, 2013 and 2012, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member, including JDS Uniphase Corporation, Cisco Systems, Inc., Freescale Semiconductor, Inc., Avago Technologies Ltd., NetApp, Inc. and SAP AG. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Year ended June 30,
(In thousands)	2014	2013	2012
Total revenues	$2,701	$6,854	$5,684
Total purchases	$2,622	$4,460	$7,555
 The Company had a receivable balance from these parties of $1.8 million and $0.9 million as of June 30, 2014 and 2013, respectively. Management believes that such transactions are at arm's length and on similar terms as would have been obtained from unaffiliated third parties.
NOTE 19 — SUBSEQUENT EVENTS
On July 8, 2014, the Company announced that its Board of Directors had authorized a further increase in the level of the Company's quarterly dividend from $0.45 to $0.50 per share. On August 7, 2014, the Company declared a quarterly cash dividend of $0.50 per share on the outstanding shares of the Company's common stock, to be paid on September 2, 2014 to stockholders of record as of the close of business on August 18, 2014. Additionally, on July 8, 2014, the Company announced that its Board of Directors had also approved an increase in the Company's share repurchase program for up to 13 million additional shares of the Company's common stock. This increase is in addition to the prior repurchase authorizations under which approximately 2 million shares remained available for repurchase as of June 30, 2014.

NOTE 20 — QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended June 30, 2014 and 2013.

(In thousands, except per share data)	First quarter ended September 30, 2013	Second quarter ended December 31, 2013	Third quarter ended March 31, 2014	Fourth quarter ended June 30, 2014
Total revenues	$658,337	$705,129	$831,599	$734,343
Total costs and operating expenses	$508,426	$517,147	$570,436	$561,329
Gross margin	$380,680	$419,315	$488,773	$407,678
Income from operations	$149,911	$187,982	$261,163	$173,014
Net income	$111,197	$139,246	$203,581	$128,731
Net income per share:
Basic(1)	$0.67	$0.84	$1.22	$0.78
Diluted(1)	$0.66	$0.83	$1.21	$0.77

(In thousands, except per share data)	First quarter ended September 30, 2012	Second quarter ended December 31, 2012	Third quarter ended March 31, 2013	Fourth quarter ended June 30, 2013
Total revenues	$720,709	$673,011	$729,029	$720,032
Total costs and operating expenses	$534,152	$519,764	$526,783	$532,397
Gross margin	$403,484	$369,096	$419,521	$413,228
Income from operations	$186,557	$153,247	$202,246	$187,635
Net income	$135,367	$106,630	$166,382	$134,770
Net income per share:
Basic(1)	$0.81	$0.64	$1.00	$0.81
Diluted(1)	$0.80	$0.63	$0.98	$0.80
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders of KLA-Tencor Corporation
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of KLA-Tencor Corporation and its subsidiaries at June 30, 2014 and June 30, 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
August 8, 2014

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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2014.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
For the information required by this Item, see “Proposal Two: Ratification of Appointment of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm for the Fiscal Year Ending June 30, 2015” in the Proxy Statement, which is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts	97
All other schedules are omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
3. Exhibits
The information required by this Item is set forth in the Exhibit Index following Schedule II included in this Annual Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLA-Tencor Corporation

August 8, 2014	By:	/S/ RICHARD P. WALLACE
(Date)		Richard P. Wallace
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD P. WALLACE	President, Chief Executive Officer and Director (principal executive officer)	August 8, 2014
Richard P. Wallace

/s/ BREN D. HIGGINS	Executive Vice President and Chief Financial Officer (principal financial officer)	August 8, 2014
Bren D. Higgins

/s/ VIRENDRA A. KIRLOSKAR	Senior Vice President and Chief Accounting Officer (principal accounting officer)	August 8, 2014
Virendra A. Kirloskar

/s/ EDWARD W. BARNHOLT	Chairman of the Board and Director	August 8, 2014
Edward W. Barnholt

/s/ ROBERT T. BOND	Director	August 8, 2014
Robert T. Bond

/s/ ROBERT M. CALDERONI	Director	August 8, 2014
Robert M. Calderoni

/s/ JOHN T. DICKSON	Director	August 8, 2014
John T. Dickson

/s/ EMIKO HIGASHI	Director	August 8, 2014
Emiko Higashi

/s/ STEPHEN P. KAUFMAN	Director	August 8, 2014
Stephen P. Kaufman

/s/ KEVIN J. KENNEDY	Director	August 8, 2014
Kevin J. Kennedy

/s/ KIRAN M. PATEL	Director	August 8, 2014
Kiran M. Patel

/s/ DAVID C. WANG	Director	August 8, 2014
David C. Wang

SCHEDULE II
Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Expense	Deductions/ Adjustments	Balance at End of Period
Fiscal Year Ended June 30, 2012:
Allowance for Doubtful Accounts	$22,106	$300	$(79)	$22,327
Allowance for Deferred Tax Assets	$30,722	$—	$9,757	$40,479
Fiscal Year Ended June 30, 2013:
Allowance for Doubtful Accounts	$22,327	$—	$(192)	$22,135
Allowance for Deferred Tax Assets	$40,479	$—	$16,618	$57,097
Fiscal Year Ended June 30, 2014:
Allowance for Doubtful Accounts	$22,135	$—	$(308)	$21,827
Allowance for Deferred Tax Assets	$57,097	$—	$19,231	$76,328

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 8, 2012	8-K	No. 000-09992	3.1	November 13, 2012
3.4	Amended and Restated Bylaws of the Company effective as of August 7, 2014	8-K	No. 000-09992	3.1	August 8, 2014
4.1	Indenture dated as of May 2, 2008 between the Company and Wells Fargo Bank, N.A., as trustee	8-K	No. 000-09992	4.1	May 6, 2008
4.2	Form of 6.900% Senior Notes Due 2018 (included in Exhibit 4.1)	8-K	No. 000-09992	4.2	May 6, 2008
10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998
10.2	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004
10.3	2000 Nonstatutory Stock Option Plan (as amended August 2, 2002)*	S-8	No. 333-100166	10.3	September 27, 2002
10.4	2004 Equity Incentive Plan (as amended and restated)*	8-K	No. 000-09992	10.46	October 8, 2009
10.5	2004 Equity Incentive Plan (as amended and restated (as of November 6, 2013))*	DEF14A	No. 000-09992	App. A	September 26, 2013
10.6	Rules of the Company’s 2004 Equity Incentive Plan for the Grant of Restricted Stock Units to Participants in France*	10-Q	No. 000-09992	10.50	January 30, 2009
10.7	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006
10.8	Option Grant Notification Form*	8-K	No. 000-09992	10.1	September 29, 2005
10.9	Form of Restricted Stock Unit Award Notification (Performance-Vesting)*	8-K	No. 000-09992	10.19	September 20, 2006
10.10	Form of Restricted Stock Unit Award Notification (Performance-Vesting) (approved August 2012)*	8-K	No. 000-09992	10.2	August 2, 2012
10.11	Form of Restricted Stock Unit Award Notification (Service-Vesting)*	10-K	No. 000-09992	10.17	August 7, 2008
10.12	Form of Restricted Stock Unit Award Notification (Service-Vesting) (approved August 2012)*	8-K	No. 000-09992	10.1	August 2, 2012
10.13	Form of Restricted Stock Unit Agreement*	8-K	No. 000-09992	10.20	September 20, 2006
10.14	Form of Restricted Stock Unit Agreement for U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.44	January 30, 2009

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.15	Form of Restricted Stock Unit Agreement for French Participants (approved December 2008)*	10-Q	No. 000-09992	10.45	January 30, 2009
10.16	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.46	January 30, 2009
10.17	Form of Stock Option Amendment and Special Bonus Agreement (with Chief Executive Officer)*	8-K	No. 000-09992	99.1	January 5, 2007
10.18	Form of Stock Option Amendment and Special Bonus Agreement*	8-K	No. 000-09992	99.1	November 13, 2007
10.19	Amended and Restated 1997 Employee Stock Purchase Plan (as amended February 11, 2011)*	10-Q	No. 000-09992	10.47	April 29, 2011
10.20	Amended and Restated 1997 Employee Stock Purchase Plan (as amended February 7, 2013)*	10-Q	No. 000-09992	10.46	April 26, 2013
10.21	Amended and Restated 1997 Employee Stock Purchase Plan (as amended May 8, 2014)*
10.22	KLA Instruments Corporation’s Restated 1982 Stock Option Plan (as amended November 18, 1996)*	S-8	No. 333-22941	10.74	March 7, 1997
10.23	Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(1)	(1)	(1)	(1)
10.24	Amendment No. 1 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(2)	(2)	(2)	(2)
10.25	Amendment No. 2 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(3)	(3)	(3)	(3)
10.26	Amendment No. 3 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(4)	(4)	(4)	(4)
10.27	Amendment No. 4 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(5)	(5)	(5)	(5)
10.28	ADE Corporation’s 1995 Stock Option Plan*	(6)	(6)	(6)	(6)
10.29	ADE Corporation’s 1997 Employee Stock Option Plan*	(7)	(7)	(7)	(7)
10.30	Amendment to ADE Corporation’s 1997 Employee Stock Option Plan dated April 7, 1999*	(8)	(8)	(8)	(8)
10.31	ADE Corporation’s 2000 Employee Stock Option Plan (as amended)*	(9)	(9)	(9)	(9)
10.32	Form of Indemnification Agreement for Directors and Executive Officers*	10-K	No. 000-09992	10.3	September 29, 1997
10.33	KLA-Tencor Corporation Performance Bonus Plan*	DEF 14A	No. 000-09992	App. B	September 26, 2013
10.34	Fiscal Year 2012 Executive Incentive Plan*+	10-Q	No. 000-09992	10.43	October 27, 2011
10.35	Fiscal Year 2013 Executive Incentive Plan*+	10-Q	No. 000-09992	10.41	October 26, 2012
10.36	Fiscal Year 2014 Executive Incentive Plan*+	10-Q	No. 000-09992	10.44	October 25, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.37	Executive Deferred Savings Plan (as amended and restated effective November 2, 2011)*	10-Q	No. 000-09992	10.44	January 27, 2012
10.38	Executive Deferred Savings Plan (as amended and restated effective February 8, 2012)*	10-Q	No. 000-09992	10.45	April 27, 2012
10.39	Executive Deferred Savings Plan (as amended and restated effective November 7, 2012)*	10-Q	No. 000-09992	10.42	January 25, 2013
10.40	Executive Severance Plan (as amended and restated November 8, 2012)*	10-Q	No. 000-09992	10.43	January 25, 2013
10.41	2010 Executive Severance Plan (as amended and restated November 7, 2012)*	10-Q	No. 000-09992	10.44	January 25, 2013
10.42	Letter Agreement by and between the Company and Brian M. Martin*	10-Q	No. 000-09992	10.28	May 7, 2007
10.43	Letter Agreement by and between the Company and Mark Dentinger*	10-Q	No. 000-09992	10.43	October 31, 2008
10.44	Letter Agreement between the Company and Martk Dentinger*	10-Q	No. 000-09992	10.43	October 25, 2013
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract, plan or arrangement.

+	Confidential treatment has been requested as to a portion of this exhibit.

(1)	Incorporated by reference to Exhibit 10.22 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Commission File No. 000-26911).

(2)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Registration Statement on Form S-8, filed February 22, 2002 (Commission File No. 333-83282).

(3)	Incorporated by reference to Exhibit 99.1 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).

(4)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).

(5)	Incorporated by reference to Exhibit 10.21 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005 (Commission File No. 000-26911).

(6)	Incorporated by reference to Exhibit 10.2 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (Commission File No. 000-26714).

(7)	Incorporated by reference to Exhibit 10.3 to ADE Corporation’s Annual Report on Form 10-K for the fiscal year ended April 30, 1999 (Commission File No. 000-26714).

(8)	Incorporated by reference to Exhibit 4.3 to ADE Corporation’s Registration Statement on Form S-8, filed February 18, 1998 (Commission File No. 333-46505).

(9)	Incorporated by reference to Exhibit 10.4 to ADE Corporation’s Registration Statement on Form S-1 (Commission File No. 33-96408).