Form 10-Q
period 2014-09-30
KLA TENCOR CORP
filed 2014-10-24
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of October 10, 2014, there were 164,476,980 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$669,683	$630,861
Marketable securities	2,272,809	2,521,776
Accounts receivable, net	444,048	492,863
Inventories	676,241	656,457
Deferred income taxes	232,706	215,676
Other current assets	73,050	69,197
Total current assets	4,368,537	4,586,830
Land, property and equipment, net	329,959	330,263
Goodwill	335,315	335,355
Purchased intangibles, net	23,624	27,697
Other non-current assets	244,137	258,519
Total assets	$5,301,572	$5,538,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,287	$103,422
Deferred system profit	88,801	147,923
Unearned revenue	54,034	59,176
Other current liabilities	553,715	585,090
Total current liabilities	804,837	895,611
Non-current liabilities:
Long-term debt	748,054	747,919
Unearned revenue	56,003	57,500
Other non-current liabilities	162,958	168,288
Total liabilities	1,771,852	1,869,318
Commitments and contingencies (Note 12 and Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	1,235,986	1,220,504
Retained earnings	2,329,936	2,479,113
Accumulated other comprehensive income (loss)	(36,202)	(30,271)
Total stockholders’ equity	3,529,720	3,669,346
Total liabilities and stockholders’ equity	$5,301,572	$5,538,664

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
(In thousands, except per share data)	2014	2013
Revenues:
Product	$476,598	$501,740
Service	166,303	156,597
Total revenues	642,901	658,337
Costs and operating expenses:
Costs of revenues	288,467	277,657
Engineering, research and development	143,637	132,273
Selling, general and administrative	101,644	98,496
Total costs and operating expenses	533,748	508,426
Income from operations	109,153	149,911
Interest income and other, net	3,375	3,615
Interest expense	13,521	13,662
Income before income taxes	99,007	139,864
Provision for income taxes	26,774	28,667
Net income	$72,233	$111,197
Net income per share:
Basic	$0.44	$0.67
Diluted	$0.43	$0.66
Cash dividends declared per share	$0.50	$0.45
Weighted-average number of shares:
Basic	164,845	165,886
Diluted	166,580	168,734

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	September 30,
(In thousands)	2014	2013
Net income	$72,233	$111,197
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	(7,736)	5,110
Change in income tax benefit or expense	2,872	(1,315)
Net change related to currency translation adjustments	(4,864)	3,795
Cash flow hedges:
Change in net unrealized gains or losses	2,033	(291)
Reclassification adjustments for net gains or losses included in net income	(228)	(2,516)
Change in income tax benefit or expense	(650)	1,005
Net change related to cash flow hedges	1,155	(1,802)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	733	199
Available-for-sale securities:
Change in net unrealized gains or losses	(2,735)	4,139
Reclassification adjustments for gains or losses included in net income	(1,635)	(234)
Change in income tax benefit or expense	1,415	(1,342)
Net change related to available-for-sale securities	(2,955)	2,563
Other comprehensive income (loss)	(5,931)	4,755
Total comprehensive income	$66,302	$115,952

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended September 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$72,233	$111,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,159	20,637
Non-cash stock-based compensation expense	15,483	19,219
Excess tax benefit from equity awards	(14,223)	(18,605)
Net gain on sale of marketable securities and other investments	(1,635)	(234)
Changes in assets and liabilities:
Decrease in accounts receivable, net	39,261	85,771
Increase in inventories	(23,445)	(29,805)
Increase in other assets	(2,732)	(9,425)
Increase (decrease) in accounts payable	5,276	(1,058)
Increase (decrease) in deferred system profit	(59,122)	7,966
Decrease in other liabilities	(17,329)	(8,415)
Net cash provided by operating activities	34,926	177,248
Cash flows from investing activities:
Capital expenditures, net	(13,445)	(21,751)
Purchase of available-for-sale securities	(624,860)	(348,031)
Proceeds from sale of available-for-sale securities	732,337	203,541
Proceeds from maturity of available-for-sale securities	135,097	32,058
Purchase of trading securities	(22,567)	(20,851)
Proceeds from sale of trading securities	18,986	18,366
Net cash provided by (used in) investing activities	225,548	(136,668)
Cash flows from financing activities:
Issuance of common stock	4,677	41,047
Tax withholding payments related to vested and released restricted stock units	(27,168)	(48,264)
Common stock repurchases	(124,839)	(60,504)
Payment of dividends to stockholders	(82,413)	(74,617)
Excess tax benefit from equity awards	14,223	18,605
Net cash used in financing activities	(215,520)	(123,733)
Effect of exchange rate changes on cash and cash equivalents	(6,132)	2,712
Net increase (decrease) in cash and cash equivalents	38,822	(80,441)
Cash and cash equivalents at beginning of period	630,861	985,390
Cash and cash equivalents at end of period	$669,683	$904,949
Supplemental cash flow disclosures:
Income taxes paid, net	$20,361	$19,052
Interest paid	$136	$217
Non-cash investing activities:
Purchase of land, property and equipment	$3,571	$1,798

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC on August 8, 2014.
The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2015.
Certain reclassifications have been made to the prior year’s Condensed Consolidated Balance Sheet and notes to conform to the current year presentation. The reclassifications had no effect on the Condensed Consolidated Statements of Operations or Cash Flows.
Management Estimates. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying the Company’s accounting policies that affect the reported amounts of assets and liabilities (and related disclosure of contingent assets and liabilities) at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Revenue Recognition. KLA-Tencor recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The Company derives revenue from three sources—sales of systems, spare parts and services. In general, the Company recognizes revenue for systems when the system has been installed, is operating according to predetermined specifications and is accepted by the customer. When a customer delays installation for products for which the Company has demonstrated a history of successful installation and acceptance, the Company recognizes revenue upon delivery and customer acceptance. Under certain circumstances, however, the Company recognizes revenue prior to acceptance from the customer, as follows:

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
The Company sells stand-alone software that is subject to the software revenue recognition guidance. The Company periodically reviews selling prices to determine whether VSOE exists, and in situations where the Company is unable to establish VSOE for undelivered elements such as post-contract service, revenue is recognized ratably over the term of the service contract.
The Company also defers the fair value of non-standard warranty bundled with equipment sales as unearned revenue. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for 12 months. Non-standard warranty is recognized ratably as revenue when the applicable warranty term period commences.
The deferred system profit balance equals the amount of deferred system revenue that was invoiced and due on shipment, less applicable product and warranty costs. Deferred system revenue represents the value of products that have been shipped and billed to customers which have not met the Company’s revenue recognition criteria. Deferred system profit does not include the profit associated with product shipments to certain customers in Japan, to whom title does not transfer until customer acceptance. Shipments to such customers in Japan are classified as inventory at cost until the time of acceptance.

Recent Accounting Pronouncements.
Recently Adopted
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under the new standard update, in most circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the Company’s financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. This accounting standard update became effective for the Company’s interim period ended September 30, 2014, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Updates Not Yet Effective
In May 2014, the FASB issued an accounting standard update regarding revenue from customer contracts to transfer goods and services or enter into contracts for the transfer of non-financial assets (unless covered by other standards for example insurance or lease contracts). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. The updates are effective for the Company beginning the first quarter of the fiscal year ending June 30, 2018. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
In June 2014, the FASB issued an accounting standard update regarding stock-based compensation that clarifies the accounting when terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting which could be achieved after the requisite service period be treated as a performance condition. The update is effective for the Company beginning in the first quarter of the Company’s fiscal year ending June 30, 2017, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
NOTE 2 – FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities are measured and recorded at fair value, except for certain equity investments in privately-held companies. These equity investments are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. The Company’s non-financial assets, such as goodwill, intangible assets, and land, property and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred.
Fair Value of Financial Instruments. KLA-Tencor has evaluated the estimated fair value of financial instruments using available market information and valuations as provided by third-party sources. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The fair value of the Company’s cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their carrying amounts due to the relatively short maturity of these items.
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

The Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of September 30, 2014, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. As of September 30, 2014, the types of instruments valued based on quoted market prices in active markets included money market funds, U.S. Treasury securities and certain U.S. Government agency securities, U.S. Treasury securities and sovereign securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
As of September 30, 2014, the types of instruments valued based on other observable inputs included corporate debt securities, municipal securities and certain U.S. Government agency securities and sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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
Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of September 30, 2014 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Corporate debt securities	$92,160	$—	$92,160
Money market and other	451,045	451,045	—
Marketable securities:
U.S. Treasury securities	323,504	323,504	—
U.S. Government agency securities	851,272	833,272	18,000
Municipal securities	79,868	—	79,868
Corporate debt securities	962,462	—	962,462
Sovereign securities	49,009	9,124	39,885
Total cash equivalents and marketable securities(1)	2,809,320	1,616,945	1,192,375
Other current assets:
Derivative assets	5,607	—	5,607
Other non-current assets:
Executive Deferred Savings Plan	161,287	93,631	67,656
Total financial assets(1)	$2,976,214	$1,710,576	$1,265,638
Liabilities
Other current liabilities:
Derivative liabilities	$(1,350)	$—	$(1,350)
Total financial liabilities	$(1,350)	$—	$(1,350)
________________
(1) Excludes cash of $105.3 million held in operating accounts and time deposits of $27.8 million as of September 30, 2014.

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
________________
(1) Excludes cash of $106.7 million held in operating accounts and time deposits of $33.5 million as of June 30, 2014.
There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three months ended September 30, 2014. The Company did not have significant assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of September 30, 2014 or June 30, 2014.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS
Balance Sheet Components

(In thousands)	As of September 30, 2014	As of June 30, 2014
Accounts receivable, net:
Accounts receivable, gross	$465,866	$514,690
Allowance for doubtful accounts	(21,818)	(21,827)
	$444,048	$492,863
Inventories:
Customer service parts	$216,796	$203,194
Raw materials	218,959	221,612
Work-in-process	179,806	171,249
Finished goods	60,680	60,402
	$676,241	$656,457
Other current assets:
Prepaid expenses	$37,877	$35,478
Income tax related receivables	24,848	27,452
Other current assets	10,325	6,267
	$73,050	$69,197
Land, property and equipment, net:
Land	$41,840	$41,848
Buildings and leasehold improvements	310,854	302,537
Machinery and equipment	494,960	491,167
Office furniture and fixtures	21,136	20,945
Construction-in-process	3,308	8,945
	872,098	865,442
Less: accumulated depreciation and amortization	(542,139)	(535,179)
	$329,959	$330,263
Other non-current assets:
Executive Deferred Savings Plan(1)	$161,287	$159,996
Deferred tax assets – long-term	66,663	75,138
Other non-current assets	16,187	23,385
	$244,137	$258,519
Other current liabilities:
Warranty	$33,059	$37,746
Executive Deferred Savings Plan(1)	162,224	160,527
Compensation and benefits	163,808	203,990
Income taxes payable	15,593	15,283
Interest payable	21,706	8,769
Other accrued expenses	157,325	158,775
	$553,715	$585,090
Other non-current liabilities:
Pension liabilities	$57,353	$59,908
Income taxes payable	61,721	59,575
Other non-current liabilities	43,884	48,805
	$162,958	$168,288

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence following a participant’s retirement or termination of employment or on a specified date allowed per the plan provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. As of September 30, 2014, the Company had a deferred compensation plan related asset and liability included as a component of other non-current assets and other current liabilities on the Condensed Consolidated Balance Sheet. The plan assets are classified as trading securities.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of September 30, 2014	$(22,135)	$(155)	$1,143	$(15,055)	$(36,202)

Balance as of June 30, 2014	$(17,271)	$2,800	$(12)	$(15,788)	$(30,271)
The effects on net income of amounts reclassified from accumulated OCI to the Condensed Consolidated Statement of Operations for the indicated period were as follows (in thousands):

		Three months ended September 30,	Three months ended September 30,
Accumulated OCI Components	Location in the Condensed Consolidated Statements of Operations	2014	2013
Unrealized gains (losses) on cash flow hedges from foreign exchange contracts	Revenues	$269	$2,450
	Costs of revenues	(41)	66
	Net gains reclassified from accumulated OCI	$228	$2,516

Unrealized gains on available-for-sale securities	Interest income and other, net	$1,635	$234
The amounts reclassified out of accumulated OCI related to the Company’s defined pension plans which were recognized as a component of net periodic cost for the three months ended September 30, 2014 and 2013 were $0.8 million and $0.3 million, respectively. For additional details, refer to Note 11, “Employee Benefit Plans” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of September 30, 2014 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$323,560	$84	$(140)	$323,504
U.S. Government agency securities	851,734	246	(708)	851,272
Municipal securities	79,880	54	(66)	79,868
Corporate debt securities	1,054,280	1,185	(843)	1,054,622
Money market and other	451,045	—	—	451,045
Sovereign securities	48,993	35	(19)	49,009
Subtotal	2,809,492	1,604	(1,776)	2,809,320
Add: Time deposits(1)	27,830	—	—	27,830
Less: Cash equivalents	564,344	—	(3)	564,341
Marketable securities	$2,272,978	$1,604	$(1,773)	$2,272,809

As of June 30, 2014 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$384,165	$287	$(52)	$384,400
U.S. Government agency securities	867,309	651	(117)	867,843
Municipal securities	96,198	93	(75)	96,216
Corporate debt securities	1,220,794	3,526	(152)	1,224,168
Money market and other	397,517	—	—	397,517
Sovereign securities	42,227	46	(9)	42,264
Subtotal	3,008,210	4,603	(405)	3,012,408
Add: Time deposits(1)	33,509	—	—	33,509
Less: Cash equivalents	524,149	—	(8)	524,141
Marketable securities	$2,517,570	$4,603	$(397)	$2,521,776
________________

(1)	Time deposits excluded from fair value measurements.
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

As of September 30, 2014 (In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$169,353	$(140)
U.S. Government agency securities	449,673	(708)
Municipal securities	32,441	(66)
Corporate debt securities	400,740	(840)
Sovereign securities	28,416	(19)
Total	$1,080,623	$(1,773)
__________________

(1)	Of the total gross unrealized losses, the amount of total gross unrealized losses related to investments that had been in a continuous loss position for 12 months or more was immaterial.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company’s Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of September 30, 2014 (In thousands)	Amortized Cost	Fair Value
Due within one year	$778,612	$779,234
Due after one year through three years	1,494,366	1,493,575
	$2,272,978	$2,272,809
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains on available-for-sale securities for the three months ended September 30, 2014 and September 30, 2013 were $1.7 million and $0.3 million, respectively. Realized losses on available-for-sale securities for the three months ended September 30, 2014 and September 30, 2013 were immaterial.
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
NOTE 6 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balances and the movements during the three months ended September 30, 2014:

(In thousands)
As of June 30, 2014	$335,355
Adjustments	(40)
As of September 30, 2014	$335,315
The changes in the gross goodwill balance since June 30, 2014 resulted from the foreign currency translation adjustments.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination.
The Company has four reporting units: Defect Inspection, Metrology, Service and Other. As of September 30, 2014, substantially all of the goodwill balance resided in the Defect Inspection reporting unit.

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
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of September 30, 2014			As of June 30, 2014
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$141,659	$128,618	$13,041	$141,659	$126,567	$15,092
Patents	6-13 years	57,648	55,048	2,600	57,648	54,398	3,250
Trade name/Trademark	4-10 years	19,893	17,802	2,091	19,893	17,427	2,466
Customer relationships	6-7 years	54,680	49,636	5,044	54,680	48,915	5,765
Other	0-1 year	17,599	16,751	848	17,599	16,475	1,124
Total		$291,479	$267,855	$23,624	$291,479	$263,782	$27,697
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
For the three months ended September 30, 2014 and 2013, amortization expense for intangible assets was $4.1 million and $4.5 million, respectively. Based on the intangible assets recorded as of September 30, 2014, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2015 (remaining 9 months)	$11,729
2016	7,564
2017	2,806
2018	1,525
Total	$23,624

NOTE 7 – LONG-TERM DEBT
In April 2008, the Company issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018 with an effective interest rate of 7.00%. The discount on the debt amounted to $5.4 million and is being amortized over the life of the debt using the straight-line method as opposed to the interest method due to immateriality. Interest is payable semi-annually on November 1 and May 1. The debt indenture includes covenants that limit the Company’s ability to grant liens on its facilities and to enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. The Company was in compliance with all of its covenants as of September 30, 2014.
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
Based on the trading prices of the debt on the applicable dates, the fair value of the debt as of September 30, 2014 and June 30, 2014 was $884.8 million and $893.7 million, respectively. While the debt is recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As described in detail under Note 17, “Subsequent Events,” to the condensed consolidated financial statements, on October 23, 2014, the Company announced that its Board of Directors has authorized the financing of a leveraged recapitalization pursuant to which the Company intends to add up to $2.5 billion of incremental debt, consisting of a combination of investment grade senior notes and a pre-payable term loan facility, subject to market conditions. In addition, the Company also expects to enter into a revolving credit facility, subject to market conditions.
NOTE 8 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
As of September 30, 2014, the Company had two plans under which the Company was able to issue equity incentive awards, such as restricted stock units and stock options, to its employees, consultants and members of its Board of Directors: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 1998 Director Plan (the “Outside Director Plan”).
2004 Plan:
The 2004 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to the Company’s employees, consultants and members of its Board of Directors. As of September 30, 2014, 6.0 million shares were available for issuance under the 2004 Plan.
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
In addition, in November 2013, the Company’s stockholders also approved amendments to the 2004 Plan that included, among other things, giving the plan administrator the ability to grant "dividend equivalent" rights in connection with awards of restricted stock units, performance shares, performance units and deferred stock units before they are fully vested. It allows the plan administrator, at its discretion, to grant a right to receive dividends on the aforementioned awards which may be settled in cash or Company stock at the discretion of the plan administrator subject to meeting the vesting requirement of the underlying awards.
Outside Director Plan
The Outside Director Plan only permits the issuance of stock options to the non-employee members of the Board of Directors. As of September 30, 2014, 1.7 million shares were available for grant under the Outside Director Plan.

Equity Incentive Plans - General Information
The following table summarizes the combined activity under the Company’s equity incentive plans for the indicated periods:

(In thousands)	Available For Grant
Balances as of June 30, 2014	8,804
Restricted stock units granted(1)(3)	(1,133)
Restricted stock units canceled(1)	38
Options canceled/expired/forfeited	10
Plan shares expired(2)	(10)
Balances as of September 30, 2014	7,709
__________________

(1)	The number of restricted stock units provided in this row reflects the application of the award multiplier as described above (1.8x or 2.0x depending on the grant date of the applicable award).

(2)
Represents the portion of shares listed as “Options canceled/expired/forfeited” above, that were issued under the Company’s equity incentive plans other than the 2004 Plan and the Outside Director Plan. Because the Company is only currently authorized to issue equity awards under the 2004 Plan and the Outside Director Plan, any equity awards that are canceled, expired or are forfeited under any other Company equity incentive plans do not result in additional shares being available to the Company for future grant.

(3)
Includes restricted stock units granted to senior management during the three months ended September 30, 2014 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of September 30, 2014, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during the three months ended September 30, 2014, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (i.e., 0.6 million shares for the three months ended September 30, 2014 after the application of 2.0x multiplier described above).

The Company has granted only restricted stock units under its equity incentive program since October 2007. For the preceding several years until October 31, 2007, stock options were granted at the market price of the Company’s common stock on the date of grant generally with vesting period term ranging from one to five years. Restricted stock units may be granted with varying criteria such as service-based and/or performance-based vesting.
The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. The fair value for purchase rights under the Company’s Employee Stock Purchase Plan is determined using a Black-Scholes valuation model and for restricted stock units granted without “dividend equivalent” rights using the closing price of the Company’s common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those restricted stock units. In November 2013, the Company’s stockholders approved amendments to the 2004 Plan that included, among other things, giving the plan administrator the ability to grant “dividend equivalent” rights in connection with awards of restricted stock units, performance shares, performance units and deferred stock units before they are fully vested as discussed above. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date. As of September 30, 2014, the Company accrued $0.2 million of dividends payable in connection with the restricted stock units with dividend equivalent rights granted during the three months ended September 30, 2014, which entitle the holders of such equity awards to the same dividend value per share as holders of common stock subject to meeting the vesting requirements of the underlying equity awards.

The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended September 30,
(In thousands)	2014	2013
Stock-based compensation expense by:
Costs of revenues	$2,237	$3,177
Engineering, research and development	3,740	5,408
Selling, general and administrative	9,506	10,634
Total stock-based compensation expense	$15,483	$19,219
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of September 30, 2014	As of June 30, 2014
Inventory	$5,148	$8,278
Stock Options
The following table summarizes the activity and weighted-average exercise price for stock options under all plans during the three months ended September 30, 2014:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2014	141	$40.70
Granted	—	$—
Exercised	(101)	$40.45
Canceled/expired/forfeited	(10)	$39.80
Outstanding stock options as of September 30, 2014 (all outstanding and all vested and exercisable)	30	$41.81
The Company has not issued any stock options since October 2007. As of September 30, 2014, the Company had no unrecognized stock-based compensation balance related to outstanding stock options. The weighted-average remaining contractual term for total options outstanding under all plans all of which were vested and exercisable as of September 30, 2014 was 0.5 years. The aggregate intrinsic value for total options outstanding under all plans (all of which were vested and exercisable as of September 30, 2014) was $1.1 million.
The following table shows the total intrinsic value of options exercised, total cash received from employees and non-employee Board members as a result of stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

	Three months ended September 30,
(In thousands)	2014	2013
Total intrinsic value of options exercised	$3,478	$7,883
Total cash received from employees and non-employee Board members as a result of stock option exercises	$4,677	$41,047
Tax benefits realized by the Company in connection with these exercises	$1,617	$2,617
The Company generally settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.

Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the three months ended September 30, 2014 and restricted stock units outstanding as of September 30, 2014 and June 30, 2014:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2014	3,356	$38.95
Granted(2)	567	$74.26
Vested and released	(666)	$31.41
Withheld for taxes	(358)	$31.41
Forfeited	(21)	$32.65
Outstanding restricted stock units as of September 30, 2014	2,878	$48.63
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. As described above, under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8 or 2.0 (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes restricted stock units granted to senior management during the three months ended September 30, 2014 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of September 30, 2014, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied (i.e., 0.3 million shares during the three months ended September 30, 2014).

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
The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

	Three months ended September 30,
(In thousands, except for weighted-average grant date fair value)	2014	2013
Weighted-average grant date fair value per unit	$74.26	$53.02
Tax benefits realized by the Company in connection with vested and released restricted stock units	$23,301	$40,606
As of September 30, 2014, the unrecognized stock-based compensation expense balance related to restricted stock units was $104.2 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.6 years. The intrinsic value of outstanding restricted stock units as of September 30, 2014 was $226.7 million.

Cash-Based Long-Term Incentive Compensation
Starting in the fiscal year ended June 30, 2013, the Company adopted a cash-based long-term incentive (“Cash LTI”) program for many of its employees as part of the Company’s employee compensation program. During the three months ended September 30, 2014, the Company approved Cash LTI awards of $1.6 million under the Company’s Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the three months ended September 30, 2014 and 2013, the Company recognized $7.8 million and $4.1 million, respectively, in compensation expense under the Cash LTI Plan. As of September 30, 2014, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $77.7 million.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended September 30,
	2014	2013
Stock purchase plan:
Expected stock price volatility	23.5%	29.1%
Risk-free interest rate	0.1%	0.1%
Dividend yield	2.7%	2.9%
Expected life (in years)	0.5	0.5
 The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended September 30,
	2014	2013
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$1,083	$786
Weighted-average fair value per share based on Black-Scholes model	$14.66	$11.80
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. In August 2014, the Company added 2.0 million additional shares to the ESPP pursuant to the plan’s share replenishment provision with respect to the fiscal year ending June 30, 2015. As of September 30, 2014, a total of 2.9 million shares were reserved and available for issuance under the ESPP.

Cash Dividends on Shares of Common Stock
The total amount of dividends paid by the Company during the three months ended September 30, 2014 and 2013 was $82.4 million and $74.6 million, respectively. On July 8, 2014, the Company announced that its Board of Directors had authorized a further increase in the level of the Company’s quarterly dividend from $0.45 to $0.50 per share. On August 7, 2014, the Company declared a quarterly cash dividend of $0.50 per share on the outstanding shares of the Company’s common stock, paid on September 2, 2014 to the stockholders of record as of the close of business on August 18, 2014. On October 23, 2014, the Company announced that its Board of Directors has authorized the financing of a leveraged recapitalization, which would feature a special cash dividend of $16.50 per share, the declaration and payment of which shall be subject to the Company’s ability to obtain requisite debt financing on satisfactory terms and conditions. Refer to Note 17, “Subsequent Events” for additional details.
NOTE 9 – STOCK REPURCHASE PROGRAM
The Company’s Board of Directors has authorized a program for the Company to repurchase shares of the Company’s common stock. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18. On July 8, 2014, the Company’s Board of Directors authorized KLA-Tencor to repurchase up to 13 million additional shares of the Company’s common stock. As of September 30, 2014, 13.3 million shares were available for repurchase under the Company’s repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three months ended September 30,
(In thousands)	2014	2013
Number of shares of common stock repurchased	1,742	1,038
Total cost of repurchases	$130,683	$60,504

As of September 30, 2014, the Company repurchased 73,400 shares for $5.8 million, which repurchases did not settle prior to September 30, 2014 and were recorded as a component of other current liabilities. On October 23, 2014, the Company announced that its Board of Directors has authorized the financing of a leveraged recapitalization, which would feature a special cash dividend. In addition, the Board of Directors authorized an increase to the existing stock repurchase program. Refer to Note 17, “Subsequent Events” for additional details.
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

The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three months ended September 30,
	2014	2013
Numerator:
Net income	$72,233	$111,197
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	164,845	165,886
Effect of dilutive options and restricted stock units	1,735	2,848
Weighted-average shares-diluted	166,580	168,734
Basic net income per share	$0.44	$0.67
Diluted net income per share	$0.43	$0.66
Anti-dilutive securities excluded from the computation of diluted net income per share	73	30
NOTE 11 – INCOME TAXES
The following table provides details of income taxes:

	Three months ended September 30,
(Dollar amounts in thousands)	2014	2013
Income before income taxes	$99,007	$139,864
Provision for income taxes	$26,774	$28,667
Effective tax rate	27.0%	20.5%
The Company’s estimated annual effective tax rate for the fiscal year ending June 30, 2015 is approximately 23.8%.
The difference between the actual effective tax rate of 27.0% during the three months ended September 30, 2014 and the estimated annual effective tax rate of 23.8% is primarily due to a forecasted decrease in the Company’s unrecognized tax benefits from the expiration of the statute of limitations in future periods of the fiscal year ending June 30, 2015.
Tax expense was higher as a percentage of income before taxes during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to the impact of the following items:

•
Tax expense was decreased by $4.6 million during the three months ended September 30, 2013 related to the U.S. federal research credit. The research credit was not available during the three months ended September 30, 2014 because the credit expired on December 31, 2013; and

•
Tax expense was decreased by $2.7 million during the three months ended September 30, 2013 related to a non-taxable increase in the value of the assets held within the Company’s Executive Deferred Savings Plan compared to an increase to tax expense of $0.8 million during the three months ended September 30, 2014 related to a non-deductible decrease in the value of the assets held within the Company’s Executive Deferred Savings Plan.

In the normal course of business, the Company is subject to examination by tax authorities throughout the world. The Company is subject to U.S. federal income tax examination for all years beginning from the fiscal year ended June 30, 2011. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2010. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2010. It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that it may recognize up to $11.6 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.

NOTE 12 – LITIGATION AND OTHER LEGAL MATTERS
The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of its business. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In general, legal proceedings and claims, regardless of their merit, and associated internal investigations (especially those relating to intellectual property or confidential information disputes) are often expensive to prosecute, defend or conduct and may divert management’s attention and other company resources. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. The Company believes the amounts provided in its condensed consolidated financial statements are adequate in light of the probable and estimated liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable, and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s condensed consolidated financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended September 30,
(In thousands)	2014	2013
Receivables sold under factoring agreements	$25,620	$45,882
Proceeds from sales of LCs	$6,920	$—
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.3 million and $2.1 million for the three months ended September 30, 2014 and 2013, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2015 (remaining 9 months)	$6,404
2016	7,178
2017	5,241
2018	3,689
2019	1,814
2020 and thereafter	1,841
Total minimum lease payments	$26,167
Purchase Commitments. KLA-Tencor maintains commitments to purchase inventory from its suppliers as well as goods and services in the ordinary course of business. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s estimate of its significant purchase commitments is approximately $291.9 million as of September 30, 2014 which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

Cash Long-Term Incentive Plan. As of September 30, 2014, the Company had committed $106.9 million for future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
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
The following table provides the changes in the product warranty accrual for the indicated periods:

	Three months ended September 30,
(In thousands)	2014	2013
Beginning balance	$37,746	$42,603
Accruals for warranties issued during the period	6,979	9,308
Changes in liability related to pre-existing warranties	(1,470)	(3,384)
Settlements made during the period	(10,196)	(11,213)
Ending balance	$33,059	$37,314
The Company maintains guarantee arrangements available through various financial institutions for up to $27.0 million, of which $24.5 million had been issued as of September 30, 2014, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.
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

In addition, the Company may in limited circumstances enter into agreements that contain customer-specific pricing, discount, rebate or credit commitments. Furthermore, the Company may give these customers limited audit or inspection rights to enable them to confirm that the Company is complying with these commitments. If a customer elects to exercise its audit or inspection rights, the Company may be required to expend significant resources to support the audit or inspection, as well as to defend or settle any dispute with a customer that could potentially arise out of such audit or inspection. To date, the Company has made no significant accruals in its condensed consolidated financial statements for this contingency. While the Company has not in the past incurred significant expenses for resolving disputes regarding these types of commitments, the Company cannot make any assurance that it will not incur any such liabilities in the future.
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
Leveraged Recapitalization
On October 23, 2014, the Company announced that its Board of Directors has authorized the financing of a leveraged recapitalization, which would feature a special cash dividend. In addition, the Board of Directors has authorized an increase to the existing stock repurchase program. Refer to Note 17, “Subsequent Events” for additional details.
NOTE 14 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The authoritative guidance requires companies to recognize all derivative instruments and hedging activities, including foreign currency exchange contracts, as either assets or liabilities at fair value on the balance sheet. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are recognized in interest income and other, net in the Condensed Consolidated Statement of Operations. In accordance with the guidance, the Company designates foreign currency forward exchange and option contracts as cash flow hedges of certain forecasted foreign currency denominated sales and purchase transactions.
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

Derivatives in Cash Flow Hedging Relationships: Foreign Exchange Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the indicated periods were as follows:

		Three months ended September 30,
(In thousands)	Location in Financial Statements	2014	2013
Derivatives Designated as Hedging Instruments
Gains (losses) in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$2,033	$(291)
Gains reclassified from accumulated OCI into income (effective portion):	Revenues	$269	$2,450
	Costs of revenues	(41)	66
	Net gains reclassified from accumulated OCI into income (effective portion)	$228	$2,516
Gains (losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Interest income and other, net	$43	$(18)
Derivatives Not Designated as Hedging Instruments
Gains recognized in income	Interest income and other, net	$3,925	$2,626
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, as of the dates indicated below was as follows:

(In thousands)	As of September 30, 2014	As of June 30, 2014
Cash flow hedge contracts
Purchase	$11,966	$6,066
Sell	$37,801	$33,999
Other foreign currency hedge contracts
Purchase	$74,988	$108,901
Sell	$105,141	$106,322
The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2014	As of June 30, 2014	Balance Sheet Location	As of September 30, 2014	As of June 30, 2014
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$2,439	$120	Other current liabilities	$628	$100
Total derivatives designated as hedging instruments		$2,439	$120		$628	$100
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$3,168	$546	Other current liabilities	$722	$798
Total derivatives not designated as hedging instruments		$3,168	$546		$722	$798
Total derivatives		$5,607	$666		$1,350	$898

The following table provides the balances and changes in accumulated OCI, before taxes, related to derivative instruments for the indicated periods:

	Three months ended September 30,
(In thousands)	2014	2013
Beginning balance	$(20)	$2,484
Amount reclassified to income	(228)	(2,516)
Net change	2,033	(291)
Ending balance	$1,785	$(323)
Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of September 30, 2014 and June 30, 2014, information related to the offsetting arrangements was as follows (in thousands):

As of September 30, 2014				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$5,607	$—	$5,607	$(1,350)	$—	$4,257
Derivatives - Liabilities	$(1,350)	$—	$(1,350)	$1,350	$—	$—

As of June 30, 2014				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$666	$—	$666	$(423)	$—	$243
Derivatives - Liabilities	$(898)	$—	$(898)	$423	$—	$(475)
Subsequent to September 30, 2014, the Company entered into certain forward contracts in relation to the leveraged recapitalization plan. Refer to “Note 17, “Subsequent Events” to the condensed consolidated financial statements for additional details.
NOTE 15 – RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2014 and 2013, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or a board member, including Cisco Systems, Inc., Avago Technologies Ltd., NetApp, Inc. and Citrix Systems, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three months ended September 30,
(In thousands)	2014	2013
Total revenues	$482	$385
Total purchases	$278	$456
The receivable balance from these parties as of September 30, 2014 was immaterial and $0.7 million as of June 30, 2014. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.

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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended September 30,
(Dollar amounts in thousands)	2014		2013
Revenues:
North America	$195,370	30%	$179,395	28%
Taiwan	126,577	20%	117,291	18%
Japan	112,224	17%	81,412	12%
Europe & Israel	55,176	9%	121,487	18%
Korea	69,287	11%	77,278	12%
Rest of Asia	84,267	13%	81,474	12%
Total	$642,901	100%	$658,337	100%
The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended September 30,
(Dollar amounts in thousands)	2014		2013
Revenues:
Defect inspection	$372,987	58%	$343,163	52%
Metrology	94,873	15%	132,982	20%
Service	166,303	26%	156,597	24%
Other	8,738	1%	25,595	4%
Total	$642,901	100%	$658,337	100%
In the three months ended September 30, 2014, three customers accounted for approximately 13%, 13% and 12% of total revenues. In the three months ended September 30, 2013, two customers accounted for approximately 25%, and 10% of total revenue. One and four customers each accounted for greater than 10% of net accounts receivables as of September 30, 2014 and September 30, 2013, respectively.

Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of September 30, 2014	As of June 30, 2014
Long-lived assets:
United States	$218,874	$219,280
Europe	19,178	19,527
Singapore	49,557	48,938
Israel	33,731	33,388
Rest of Asia	8,619	9,130
Total	$329,959	$330,263

NOTE 17 – SUBSEQUENT EVENTS
On October 23, 2014, the Company announced that the Company’s Board of Directors has authorized the financing of a leveraged recapitalization, which would feature a special cash dividend (the “Special Cash Dividend”) of $16.50 per share, and an increase to the Company’s existing stock repurchase program for up to 3.6 million additional shares of the Company’s common stock. This increase is in addition to the prior repurchase authorizations under which approximately 13.3 million shares remained available for repurchase as of September 30, 2014.
The intended Special Cash Dividend of $16.50 per share, which is estimated to be approximately $2.75 billion in the aggregate after including the portion of the special cash dividend that could be payable to holders of outstanding equity awards under the 2004 Plan, will be funded in part with a portion of the cash on the Company’s balance sheet, and in part with incremental debt. To fund the debt financed portion of the Special Cash Dividend, the Company intends to add up to $2.5 billion of incremental debt, consisting of a combination of investment grade senior notes and a pre-payable term loan facility, subject to market conditions. The Company also expects to enter into a revolving credit facility, subject to market conditions.
The declaration and payment of the Special Cash Dividend are conditioned on the Company’s ability to obtain requisite debt financing on satisfactory terms and conditions. Subject to the close of necessary financing, the Board of Directors currently expects to declare and pay the Special Cash Dividend before the end of the second quarter of the fiscal year ending June 30, 2015. The Special Cash Dividend is intended to be in addition to the Company’s regular $0.50 per share quarterly cash dividend.
In anticipation of obtaining the intended debt financing, the Company has entered into certain forward contracts (“Rate Lock Agreements”) to lock the 10-year treasury rate (“benchmark rate”) on a portion of the intended debt. The objective of the Rate Lock Agreements is to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements have a notional amount of $1 billion in aggregate with contract termination dates in the second quarter of the fiscal year ending June 30, 2015. Each forward contract will be closed out when the pricing of the portion of intended debt being hedged is completed or the expiration date, whichever happens earlier. The Company designated each of the Rate Lock Agreements as a qualifying hedging instrument to be accounted for as a cash flow hedge. The effective portion of the gain or loss on the close out of the Rate Lock Agreements will be initially recognized in accumulated other comprehensive income (loss) as a component of total stockholders’ equity which will be amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, shall be recognized into earnings immediately.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations; orders for our products and capital equipment generally; sales of semiconductors; the allocation of capital spending by our customers (and, in particular, the percentage of spending that our customers allocate to process control); growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; our ability to successfully maintain cost discipline; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; future payments of dividends to our stockholders, including the Special Cash Dividend; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments and cash generated from operations to meet our operating and working capital requirements; the adoption of new accounting pronouncements; the financing of a leveraged recapitalization, including the incurrence of new debt and entry into a revolving credit facility; and the prepayment of existing debt.
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors” in this report as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2014, filed with the Securities and Exchange Commission on August 8, 2014. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
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

Our products and services are used by the vast majority of bare wafer, IC, lithography reticle (“reticle” or “mask”) and disk manufacturers around the world. Our products, services and expertise are used by our customers to measure and control nanometric-level manufacturing processes, and to detect, analyze and resolve critical product defects that arise in that environment. Our revenues are driven largely by our customers’ spending on capital equipment and related maintenance services necessary to support key transitions in their underlying product technologies, or to increase their production volumes in response to market demand. Our semiconductor customers generally operate in one or more of the three major semiconductor markets - memory, foundry and logic. All three of these markets are characterized by rapid technological changes and sudden shifts in end-user demand, which influence the level and pattern of our customers’ spending on our products and services. Although capital spending in all three semiconductor markets has historically been very cyclical, the demand for more advanced and lower cost chips used in a growing number of consumer electronics, communications, data processing, and industrial and automotive products has resulted over the long term in a favorable demand environment for our process control and yield management solutions.
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
During the three months ended September 30, 2014, new orders for our equipment declined from prior quarter levels and were below our expectations, as a result of a lower level of new orders from one of our foundry market customers.  Our semiconductor industry customer base is concentrated and large orders from a relatively limited number of customers account for a substantial portion of our sales, which potentially exposes us to new order volatility. We believe that the low level of new orders for process control and yield management equipment in the September quarter will have an adverse impact on revenues in the next quarter, unless market conditions improve and demand for our products recovers as our leading edge foundry customers make new investments in equipment to meet the next-generation production ramp schedules in 2015.
The demand for our products and our revenue levels are driven by our customers’ needs to solve the process challenges that they face as they adopt new technologies required to fabricate advanced ICs that are increasingly incorporated into sophisticated mobile devices. Our earnings will depend not only on our revenue levels, but also on the amount of research and development spending required to meet our customers’ technology roadmaps. We have continued to scale our production volumes and capacity to meet anticipated customer requirements and remain at risk of incurring significant inventory-related and other restructuring charges if business conditions deteriorate. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications, as well as to reduce cost. We expect, particularly among our foundry and logic customers, that this in turn will drive high levels of long-term adoption of process control equipment and services that reduce semiconductor defectivity and improve manufacturing yields, reinforcing the longer-term growth drivers in our industry.

The following table sets forth some of our key quarterly unaudited financial information for each of our last five quarters:

(In thousands, except net income per share)	Three months ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Total revenues	$642,901	$734,343	$831,599	$705,129	$658,337
Total costs and operating expenses	$533,748	$561,329	$570,436	$517,147	$508,426
Gross margin	$354,434	$407,678	$488,773	$419,315	$380,680
Income from operations	$109,153	$173,014	$261,163	$187,982	$149,911
Net income	$72,233	$128,731	$203,581	$139,246	$111,197
Net income per share:
Basic (1)	$0.44	$0.78	$1.22	$0.84	$0.67
Diluted (1)	$0.43	$0.77	$1.21	$0.83	$0.66
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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 describes the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our related disclosure in this Quarterly Report on Form 10-Q. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventories

•	Warranty

•	Allowance for Doubtful Accounts

•	Equity and Cash-Based Long-Term Incentive Compensation Plans

•	Contingencies and Litigation

•	Goodwill and Intangible Assets

•	Income Taxes

•	Valuation of Marketable Securities
There were no significant changes in our critical accounting estimates and policies during the three months ended September 30, 2014. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2014 for a more complete discussion of our critical accounting policies and estimates.
Valuation of Goodwill and Intangible Assets

We have four reporting units: Defect Inspection, Metrology, Service and Other. As of September 30, 2014, substantially all of the goodwill balance resided in the Defect Inspection reporting unit. We performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2013 during the three months ended December 31, 2013 and concluded that there was no impairment. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying amount of goodwill in any reporting unit may not be recoverable. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable.

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
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. We derive revenue from three sources—sales of systems, spare parts and services. In general, we recognize revenue for systems when the system has been installed, is operating according to predetermined specifications and is accepted by the customer. When a customer delays installation for products for which we have demonstrated a history of successful installation and acceptance, we recognize revenue upon delivery and customer acceptance.
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

We sell stand-alone software that is subject to the software revenue recognition guidance. We periodically review selling prices to determine whether VSOE exists, and in situations where we are unable to establish VSOE for undelivered elements such as post-contract service, revenue is recognized ratably over the term of the service contract.
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
Recent Accounting Pronouncements
Recently Adopted
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under the new standard update, in most circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the Company’s financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. This accounting standard update became effective for our interim period ended September 30, 2014, and its adoption did not have a material impact on our condensed consolidated financial statements.
Updates Not Yet Effective
In May 2014, the FASB issued an accounting standard update regarding revenue from customer contracts to transfer goods and services or non-financial assets, unless the contracts are covered by other standards (for example, insurance or lease contracts). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updates are effective for us beginning the first quarter of our fiscal year ending June 30, 2018. Early adoption is not permitted. We are currently evaluating the impact of this accounting standard update on our condensed consolidated financial statements.
In June 2014, the FASB issued an accounting standard update regarding stock-based compensation that clarifies the accounting when terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting which could be achieved after the requisite service period be treated as a performance condition. The update is effective for us beginning the first quarter of our fiscal year ending June 30, 2017, with early adoption permitted. We are currently evaluating the impact of this accounting standard update on our condensed consolidated financial statements.

RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	September 30, 2014	June 30, 2014	September 30, 2013	Q1 FY15 vs. Q4 FY14		Q1 FY15 vs. Q1 FY14
Revenues:
Product	$476,598	$570,431	$501,740	$(93,833)	(16)%	$(25,142)	(5)%
Service	166,303	163,912	156,597	2,391	1%	9,706	6%
Total revenues	$642,901	$734,343	$658,337	$(91,442)	(12)%	$(15,436)	(2)%
Costs of revenues	$288,467	$326,665	$277,657	$(38,198)	(12)%	$10,810	4%
Gross margin percentage	55%	56%	58%
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
Product revenues decreased during the three months ended September 30, 2014 compared to the three months ended June 30, 2014 and September 30, 2013, respectively, primarily as a result of the delay in shipments of our products to our customers due to shifts in the timing of new technology ramps and capacity-related expansion plans.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of our service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues during the three months ended September 30, 2014 increased compared to the three months ended June 30, 2014 and September 30, 2013, respectively, primarily due to an increase over time in the number of post-warranty systems installed at our customers’ sites.
Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended
(Dollar amounts in thousands)	September 30, 2014		June 30, 2014		September 30, 2013
North America	$195,370	30%	$200,971	28%	$179,395	28%
Taiwan	126,577	20%	232,723	32%	117,291	18%
Japan	112,224	17%	89,131	12%	81,412	12%
Europe & Israel	55,176	9%	69,275	9%	121,487	18%
Korea	69,287	11%	60,658	8%	77,278	12%
Rest of Asia	84,267	13%	81,585	11%	81,474	12%
Total	$642,901	100%	$734,343	100%	$658,337	100%
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
The following tables summarize the major factors that contributed to the changes in gross margin percentage:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended
June 30, 2014	55.5%	September 30, 2013	57.8%
Revenue volume of products and service	(2.2)%	Revenue volume of products and service	(0.8)%
Mix of products and services sold	2.0%	Mix of products and services sold	(1.6)%
Manufacturing labor, overhead and efficiencies	(1.3)%	Manufacturing labor, overhead and efficiencies	(1.0)%
Other service and manufacturing costs	1.1%	Other service and manufacturing costs	0.7%
September 30, 2014	55.1%	September 30, 2014	55.1%
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
Our gross margin during the three months ended September 30, 2014 and during the three months ended June 30, 2014 remained substantially flat, primarily due to favorable mix of products and services and due to lower charges for inventory obsolescence as well as lower warranty costs. This was offset by less favorable volume of products and service as well as the impact of lower manufacturing volumes.
Our gross margin decreased to 55.1% during the three months ended September 30, 2014 from 57.8% during the three months ended September 30, 2013, primarily due to less favorable mix and volume of products and service as well as the impact of lower manufacturing volumes, partially offset by lower charges for inventory obsolescence.
Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	September 30, 2014	June 30, 2014	September 30, 2013	Q1 FY15 vs. Q4 FY14		Q1 FY15 vs. Q1 FY14
R&D expenses	$143,637	$138,448	$132,273	$5,189	4%	$11,364	9%
R&D expenses as a percentage of total revenues	22%	19%	20%
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
R&D expenses during the three months ended September 30, 2014 increased compared to the three months ended June 30, 2014, primarily due to an increase in employee-related expenses of $8.2 million as a result of higher employee benefit expenses, increase in severance expenses and higher compensation costs on account of additional engineering headcount, partially offset by a decrease in consulting, traveling and depreciation expenses of $2.9 million.

R&D expenses during the three months ended September 30, 2014 increased compared to the three months ended September 30, 2013, primarily due to the stage and timing of our development projects. R&D expenses during the three months ended September 30, 2014 were impacted by an increase in employee-related expenses of $10.8 million as a result of annual compensation adjustments and additional engineering headcount and a lower benefit from external funding of $3.2 million, partially offset by a $2.6 million decrease in engineering materials and consulting costs.
R&D expenses include the benefit of $0.4 million, $0.2 million and $3.6 million of external funding received from government grants during the three months ended September 30, 2014, June 30, 2014 and September 30, 2013, respectively, for certain strategic development programs.
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
Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	September 30, 2014	June 30, 2014	September 30, 2013	Q1 FY15 vs. Q4 FY14		Q1 FY15 vs. Q1 FY14
SG&A expenses	$101,644	$96,216	$98,496	$5,428	6%	$3,148	3%
SG&A expenses as a percentage of total revenues	16%	13%	15%
SG&A expenses during the three months ended September 30, 2014 increased compared to the three months ended June 30, 2014, primarily due to an increase in employee-related expenses of $5.5 million as a result of higher benefit expenses and increase variable compensation and an increase in cost of support for sales evaluations of $1.9 million. This was partially offset by a decrease in travel expenses of $1.6 million.
SG&A expenses during the three months ended September 30, 2014 increased compared to the three months ended September 30, 2013, primarily due to an increase in cost of support for sales evaluations and consulting costs of $3.4 million.
Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	September 30, 2014	June 30, 2014	September 30, 2013
Interest income and other, net	$3,375	$7,035	$3,615
Interest expense	$13,521	$13,443	$13,662
Interest income and other, net as a percentage of total revenues	1%	1%	1%
Interest expense as a percentage of total revenues	2%	2%	2%
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
Interest income and other, net during the three months ended September 30, 2014 decreased compared to the three months ended June 30, 2014, primarily due to the impact of $3.7 million in proceeds from the sale of an equity investment in a privately-held company during the three months ended June 30, 2014.
Interest income and other, net during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 remained relatively unchanged.
Interest expense for all the periods presented is primarily attributable to the $750 million aggregate principal amount of senior fixed rate notes that we issued in the fourth quarter of the fiscal year ended June 30, 2008.

Provision for Income Taxes
The following table provides details of income taxes:

	Three months ended September 30,
(Dollar amounts in thousands)	2014	2013
Income before income taxes	$99,007	$139,864
Provision for income taxes	$26,774	$28,667
Effective tax rate	27.0%	20.5%
Our estimated annual effective tax rate for the fiscal year ending June 30, 2015 is approximately 23.8%.
The difference between the actual effective tax rate of 27.0% during the three months ended September 30, 2014 and the estimated annual effective tax rate of 23.8% is primarily due to a forecasted decrease in our unrecognized tax benefits from the expiration of the statute of limitations in the future periods of the fiscal year ending June 30, 2015.
Tax expense was higher as a percentage of income before taxes during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to the impact of the following items:

•
Tax expense decreased by $4.6 million during the three months ended September 30, 2013 related to the U.S. federal research credit. The research credit was not available during the three months ended September 30, 2014 because the credit expired on December 31, 2013; and

•
Tax expense decreased by $2.7 million during the three months ended September 30, 2013 related to a non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan compared to an increase to tax expense of $0.8 million during the three months ended September 30, 2014 related to a non-deductible decrease in the value of the assets held within our Executive Deferred Savings Plan.

In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examination for all years beginning from the fiscal year ended June 30, 2011. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2010. We are also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2010. It is possible that certain examinations may be concluded in the next twelve months. We believe it is possible that we may recognize up to $11.6 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	As of September 30, 2014	As of June 30, 2014
Cash and cash equivalents	$669,683	$630,861
Marketable securities	2,272,809	2,521,776
Total cash, cash equivalents and marketable securities	$2,942,492	$3,152,637
Percentage of total assets	56%	57%
As of September 30, 2014, our cash, cash equivalents and marketable securities totaled $2.9 billion, which is a decrease of $210 million from June 30, 2014. As of September 30, 2014, $1.3 billion of our $2.9 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to permanently reinvest $1.1 billion of the cash held by our foreign subsidiaries and branch offices. If, however, a portion of these funds were to be needed for our operations in the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from where the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $133 million of the $1.3 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.

During three months ended September 30, 2014, our Board of Directors declared a dividend of $0.50 per share of our outstanding common stock, which was paid on September 2, 2014 to our stockholders of record as of the close of business on August 18, 2014. During the same period in fiscal year 2014, our Board of Directors declared and paid a quarterly cash dividend of $0.45 per share. The total amount of dividends paid during the three months ended September 30, 2014 and 2013 was $82.4 million and $74.6 million, respectively. The increase in the amount of dividends paid during the three months ended September 30, 2014 reflected the increase in the level of our quarterly dividend from $0.45 to $0.50 per share that was instituted during the three months ended September 30, 2014. On October 23, 2014, we announced that our Board of Directors has authorized a plan to finance a leveraged recapitalization, which would feature a special cash dividend. Refer to Note 17, “Subsequent Events” for additional details.
The shares repurchased under our stock repurchase program have decreased our basic and diluted weighted-average shares outstanding for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The stock repurchase program decrease is intended to offset shares issued in connection with the exercise of employee stock options, purchases under our ESPP program and the vesting of employee restricted stock units.
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the three months ended September 30, 2014 decreased by $142 million compared to the three months ended September 30, 2013 primarily as a result of the following factors:

•	A decrease in collections of approximately $145 million due to lower shipments during the three months ended September 30, 2014 compared to the three months ended September 30, 2013,

•	An increase in payroll payments of approximately $12 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013; partially offset by

•	A decrease in accounts payable payments of approximately $11 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, and

•	A decrease in tax benefit from equity awards of approximately $4 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
Net cash provided by investing activities during the three months ended September 30, 2014 increased compared to the net cash used in investing activities during the three months ended September 30, 2013, as a result of $354 million net proceeds from available-for-sale and trading securities which includes $170 million associated with liquidation of investment portfolio in the three months ended September 30, 2014.
Net cash used in financing activities during the three months ended September 30, 2014 increased by $92 million compared to the three months ended September 30, 2013. Net cash used in financing activities was impacted by:

•	An increase in common stock repurchases of $64 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013,

•	A decrease of $36 million in proceeds from issuance of common stock during the three months ended September 30, 2014 compared to the three months ended September 30, 2013,

•
An increase in dividend payments of $8 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, reflecting an increase in our quarterly dividend from $0.45 to $0.50 per share that was instituted during the three months ended September 30, 2014,

•
A decrease of $4 million in excess tax benefits realized upon exercise and vesting of equity awards during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, partially offset by

•
A decrease of $21 million in payroll tax withholding payments related to the net share settlement of vested and released restricted stock units during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Our liquidity position may be significantly impacted in the second quarter of our fiscal year ending June 30, 2015 considering our leveraged recapitalization, which would feature a special cash dividend as discussed below and in Note 17, “Subsequent Events” to the condensed consolidated financial statements in Part I, Item 1.
On October 23, 2014, we announced that our Board of Directors has authorized the financing of a leveraged recapitalization, which would feature a special cash dividend (the “Special Cash Dividend”) of $16.50 per share. In addition, the Board of Directors authorized an increase to our existing stock repurchase program for up to 3.6 million additional shares of our common stock. This increase is in addition to the prior repurchase authorizations under which approximately 13.3 million shares remained available for repurchase as of September 30, 2014.

The intended Special Cash Dividend of $16.50 per share, which is estimated to be approximately $2.75 billion in the aggregate after including the portion of the special cash dividend that could be payable to holders of outstanding equity awards under the 2004 Equity Incentive Plan, is intended to be funded in part with a portion of cash on the our balance sheet, and in part with incremental debt. To fund the debt financed portion of the Special Cash Dividend, we intend to add up to $2.5 billion of incremental debt, consisting of a combination of investment grade senior notes and a pre-payable term loan facility, subject to market conditions. We also expect to enter into a revolving credit facility, subject to market conditions. The declaration and payment of the Special Cash Dividend are conditioned on our ability to obtain requisite debt financing on satisfactory terms and conditions. Subject to the close of necessary financing, our Board of Directors currently expects to declare and pay the Special Cash Dividend before the end of the second quarter of the fiscal year ending June 30, 2015. The Special Cash Dividend is intended to be in addition to our regular $0.50 per share quarterly cash dividend. Our regular $0.50 per share quarterly cash dividend is expected to be declared and paid following our regularly scheduled Board of Directors meeting in November 2014.
In connection with our leveraged recapitalization plan, we may pre-pay our existing $750 million unsecured long-term debt due in 2018 with additional indebtedness, consisting of a combination of investment grade senior notes and a pre-payable term loan facility, subject to market conditions, such that our overall indebtedness does not exceed approximately $3.25 billion. Our existing $750 million unsecured long-term debt due in 2018 provides for redemption at the option of the Company at a redemption price which shall be the greater of (1) 100% of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments discounted at a rate equal to the sum of the treasury rate plus 50 basis points, plus, in each case, accrued and unpaid interest to, but not including, the redemption date. If we choose to pre-pay our existing debt, the amount of loss we could incur will vary depending upon the prevailing market rate and the market conditions on the date of extinguishment. Considering the comparable treasury rates as of September 30, 2014, we believe the range of loss on extinguishment of our existing debt will be $125 - $150 million. Comparable treasury rate means the rate applicable on treasury securities with similar time to maturity as our existing debt.
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of September 30, 2014:

	Fiscal year ending June 30,
(In thousands)	Total	2015 (2)	2016	2017	2018	2019	2020 and thereafter	Other
Long-term debt obligations(1)	$750,000	$—	$—	$—	$750,000	$—	$—	$—
Interest payment associated with long-term debt obligations	185,438	38,813	51,750	51,750	43,125	—	—	—
Purchase commitments(3)	291,864	286,601	4,550	713	—	—	—	—
Non-current income taxes payable(4)	68,876	—	—	—	—	—	—	68,876
Operating leases	26,167	6,404	7,178	5,241	3,689	1,814	1,841	—
Cash long-term incentive program(5)	106,866	29,555	30,328	30,328	16,269	386	—	—
Pension obligations	24,509	1,275	1,635	1,532	1,969	1,853	16,245	—
Other(6)	158	18	18	61	61
Total contractual cash obligations	$1,453,878	$362,666	$95,459	$89,625	$815,113	$4,053	$18,086	$68,876
__________________

(1)	In April 2008, we issued $750 million aggregate principal amount of senior notes due in 2018.

(2)	For remaining nine months of fiscal year 2015.

(3)
Represents an estimate of significant commitments to purchase inventory from our suppliers as well as an estimate of significant purchase commitments associated with other goods and services in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

(4)
Represents the non-current income tax payable obligation and related accrued interest. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

(5)	Represents the amount committed under our cash long-term incentive program. The expected payment after estimated forfeitures is approximately $88.1 million.

(6)
Represents the amount committed for accrued dividend payable for certain equity awards with dividend equivalent rights. For additional details, refer to Note 8, “Equity and Long-term Incentive Compensation Plans”.

Starting in fiscal year ended June 30, 2013, we adopted a cash-based long-term incentive (“Cash LTI”) program for many of our employees as part of our employee compensation program. Cash LTI awards issued to employees under the Cash Long-Term Incentive Plan (“Cash LTI Plan”) generally vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under the Cash LTI Plan, participants must remain employed by us as of the applicable award vesting date.
We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we periodically sell certain letters of credit (“LCs”), without recourse, received from customers in payment for goods.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended September 30,
(In thousands)	2014	2013
Receivables sold under factoring agreements	$25,620	$45,882
Proceeds from sales of LCs	$6,920	$—
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $27.0 million, of which $24.5 million had been issued as of September 30, 2014, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.
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
Working capital was $3.6 billion as of September 30, 2014, which was a decrease of $127.5 million compared to our working capital as of June 30, 2014. As of September 30, 2014, our principal source of liquidity consisted of $2.9 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances, will be sufficient to satisfy our liquidity requirements for at least the next 12 months. Our working capital is expected to be impacted in the second quarter of the fiscal year ending June 30, 2015 considering our leveraged recapitalization plan, which would feature a special cash dividend and an increase to our stock repurchase program as discussed above.

Our credit ratings and outlooks as of September 30, 2014 are summarized below:

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

(In thousands)	As of September 30, 2014	As of June 30, 2014
Cash flow hedge contracts
Purchase	$11,966	$6,066
Sell	$37,801	$33,999
Other foreign currency hedge contracts
Purchase	$74,988	$108,901
Sell	$105,141	$106,322
Subsequent to September 30, 2014, in anticipation of obtaining the intended debt financing in connection with the leveraged recapitalization as discussed above, we entered into certain forward contracts (“Rate Lock Agreements”) to lock the 10-year treasury rate (“benchmark rate”) on a portion of the intended debt. The objective of the Rate Lock Agreements is to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements have a notional amount of $1 billion in aggregate with contract termination dates in our second quarter of the fiscal year ending June 30, 2015. Each forward contract will be closed out when the pricing of the portion of intended debt being hedged is completed or the expiration date, whichever happens earlier. We designated each of the Rate Lock Agreements as a qualifying hedging instrument to be accounted for as a cash flow hedge. The effective portion of gain or loss on the close out of the Rate Lock Agreements will be initially recognized in accumulated other comprehensive income (loss) as a component of total stockholders’ equity which will be amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, shall be recognized into earnings immediately. If the benchmark rate was to decrease uniformly by 10% in comparison to the rate locked under the Rate Lock Agreements, it would decrease the fair value of such agreements by approximately $20 million, and increase our loss on the forward contracts.
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
In addition, we may in limited circumstances enter into agreements that contain customer-specific pricing, discount, rebate or credit commitments offered by us. Furthermore, we may give these customers limited audit or inspection rights to enable them to confirm that we are complying with these commitments. If a customer elects to exercise its audit or inspection rights, we may be required to expend significant resources to support the audit or inspection, as well as to defend or settle any dispute with a customer that could potentially arise out of such audit or inspection. To date, we have made no significant accruals in our condensed consolidated financial statements for this contingency. While we have not in the past incurred significant expenses for resolving disputes regarding these types of commitments, we cannot make any assurance that we will not incur any such liabilities in the future.
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 30, 2014. Actual results may differ materially.
As of September 30, 2014, we had an investment portfolio of fixed income securities of $2.5 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2014, the fair value of the portfolio would have declined by $1.3 million.
In April 2008, we issued $750 million aggregate principal amount of 6.90% senior, unsecured long-term debt due in 2018. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of September 30, 2014, the book value and the fair value of our fixed rate debt were $748.1 million and $884.8 million, respectively.
As described in detail under Note 17, “Subsequent Events,” to the condensed consolidated financial statements in Part 1, Item1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2, on October 23, 2014, we announced that our Board of Directors has authorized the financing of a leveraged recapitalization pursuant to which we intend to add up to $2.5 billion of incremental debt, consisting of a combination of investment grade senior notes and a pre-payable term loan facility, subject to market conditions. In addition, we also expect to enter into a revolving credit facility, subject to market conditions.
See Note 4, “Marketable Securities,” to the condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of September 30, 2014.
As of September 30, 2014, we had net forward and option contracts to sell $56.0 million in foreign currency in order to hedge certain currency exposures (see Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a detailed description). If we had entered into these contracts on September 30, 2014, the U.S. dollar equivalent would have been $51.7 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $16.2 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.
Subsequent to September 30, 2014, in anticipation of obtaining the intended debt financing in connection with the leveraged recapitalization, we entered into certain forward contracts (“Rate Lock Agreements”) to lock the 10-year treasury rate (“benchmark rate”) on a portion of the intended debt. The objective of the Rate Lock Agreements is to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements have a notional amount of $1 billion in aggregate with contract termination dates in our second quarter of the fiscal year ending June 30, 2015. Each forward contract will be closed out when the pricing of the portion of intended debt being hedged is completed or the expiration date, whichever happens earlier. We designated each of the Rate Lock Agreements as a qualifying hedging instrument to be accounted for as a cash flow hedge. The effective portion of gain or loss on the close out of the Rate Lock Agreements will be initially recognized in accumulated other comprehensive income (loss) as a component of total stockholders’ equity which will be amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, shall be recognized into earnings immediately. If the benchmark rate was to decrease uniformly by 10% in comparison to the rate locked under the Rate Lock Agreements, it would decrease the fair value of such agreements by approximately $20 million, and increase our loss on the forward contracts.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The semiconductor equipment industry and other industries that we serve are constantly developing and changing over time. Many of the risks associated with operating in these industries are comparable to the risks faced by all technology companies, such as the uncertainty of future growth rates in the industries that we serve, pricing trends in the end-markets for consumer electronics and other products (which place a growing emphasis on our customers’ cost of ownership), changes in our customers’ capital spending patterns and, in general, an environment of constant change and development, including decreasing product and component dimensions; use of new materials; and increasingly complex device structures, applications and process steps. If we fail to appropriately adjust our cost structure and operations to adapt to any of these trends, or, with respect to technological advances, if we do not timely develop new technologies and products that successfully anticipate and address these changes, we could experience a material adverse effect on our business, financial condition and operating results.
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

•
Semiconductor manufacturers generally must commit significant resources to qualify, install and integrate process control and yield management equipment into a semiconductor production line. We believe that once a semiconductor manufacturer selects a particular supplier’s process control and yield management equipment, the manufacturer generally relies upon that equipment for that specific production line application for an extended period of time. Accordingly, we expect it to be more difficult to sell our products to a given customer for that specific production line application and other similar production line applications if that customer initially selects a competitor’s equipment. Similarly, we expect it to be challenging for a competitor to sell its products to a given customer for a specific production line application if that customer initially selects our equipment.

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
The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. The cyclical nature of the primary industry in which we operate is largely a function of our customers’ capital spending patterns and need for expanded manufacturing capacity, which in turn are affected by factors such as capacity utilization, consumer demand for products, inventory levels and our customers’ access to capital. This cyclicality affects our ability to accurately predict future revenue and, in some cases, future expense levels. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in, or cancellation or delay of, orders (which are generally subject to cancellation or delay by the customer with limited or no penalty) but also a weakening of their financial condition that could impair their ability to pay for our products or our ability to recognize revenue from certain customers. Our ability to recognize revenue from a particular customer may also be negatively impacted by the customer’s funding status, which could be weakened not only by adverse business conditions or inaccessibility to capital markets for any number of macroeconomic or company-specific reasons, but also by funding limitations imposed by the customer’s unique corporate structure. Any of these factors could negatively impact our business, operating results and financial condition.

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
In addition, our management typically provides quarterly forecasts for certain financial metrics, which, when made, are based on business and operational forecasts that are believed to be reasonable at the time. However, largely due to the cyclicality of our business and the industries in which we operate, and the fact that business conditions in our industries can change very rapidly as part of these cycles, our actual results may vary (and have varied in the past) from forecasted results. These variations can occur for any number of reasons, including, but not limited to, unexpected changes in the volume or timing of customer orders, product shipments or product acceptances; an inability to adjust our operations rapidly enough to adapt to changing business conditions; or a different than anticipated effective tax rate. The impact on our business of delays or cancellations of customer orders may be exacerbated by the short lead times that our customers expect between order placement and product shipment. This is because order delays and cancellations may lead not only to lower revenues, but also, due to the advance work we must do in anticipation of receiving a product order in order to meet the expected lead times, to significant inventory write-offs and manufacturing inefficiencies that decrease our gross margin. Any of these factors could materially and adversely affect our financial results for a particular quarter and could cause those results to differ materially from financial forecasts we have previously provided. We provide these forecasts with the intent of giving investors and analysts a better understanding of management’s expectations for the future, but parties reviewing such forecasts must recognize that such forecasts are comprised of, and are themselves, forward-looking statements subject to the risks and uncertainties described in this Item 1A and elsewhere in this report and in our other public filings and public statements. If our operating or financial results for a particular period differ from our forecasts or the expectations of investment analysts, or if we revise our forecasts, the market price of our common stock could decline.
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

In addition, the complexity of our products exposes us to other risks. We regularly recognize revenue from a sale upon shipment of the applicable product to the customer (even before receiving the customer’s formal acceptance of that product) in certain situations, including sales of products for which installation is considered perfunctory, transactions in which the product is sold to an independent distributor and we have no installation obligations, and sales of products where we have previously delivered the same product to the same customer location and that prior delivery has been accepted. However, our products are very technologically complex and rely on the interconnection of numerous subcomponents (all of which must perform to their respective specifications), so it is conceivable that a product for which we recognize revenue upon shipment may ultimately fail to meet the overall product’s required specifications. In such a situation, the customer may be entitled to certain remedies, which could materially and adversely affect our operating results for various periods and, as a result, our stock price.

We derive a substantial percentage of our revenues from sales of defect inspection products. As a result, any delay or reduction of sales of these products could have a material adverse effect on our business, financial condition and operating results. The continued customer demand for these products and the development, introduction and market acceptance of new products and technologies are critical to our future success.
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
We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. Through our business interruption planning, we seek to minimize the risk of production and service interruptions and/or shortages of key parts by, among other things, monitoring the financial stability of key suppliers, identifying (but not necessarily qualifying) possible alternative suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers. Also, key parts we obtain from some of our suppliers incorporate the suppliers’ proprietary intellectual property; in those cases we are increasingly reliant on third parties for high-performance, high-technology components, which reduces the amount of control we have over the availability and protection of the technology and intellectual property that is used in our products. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk during economic downturns, that would affect their ability to deliver parts and could result in delays for our products. Similarly, especially with respect to suppliers of high-technology components, our suppliers themselves have increasingly complex supply chains, and delays or disruptions at any stage of their supply chains may prevent us from obtaining parts in a timely manner and result in delays for our products. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements and product specifications, or if we are only able to do so on unfavorable terms. Furthermore, a supplier may discontinue production of a particular part for any number of reasons, including the supplier’s financial condition or business operational decisions, which would require us to purchase, in a single transaction, a large number of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and ultimately any unused parts may result in a significant inventory write-off in a future period, either of which could have a material and adverse impact on our financial condition and results of operations for the applicable periods.
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
As of September 30, 2014, we had $750 million aggregate principal amount of outstanding indebtedness represented by our senior notes that will mature in 2018, and we may incur additional indebtedness in the future, including in connection with the financing of a leveraged recapitalization. Our ability to pay interest and repay the principal for our current indebtedness is dependent upon our ability to manage our business operations and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value and liquidity of both our debt and equity securities. Factors that can affect our credit rating include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, including the incurrence of additional indebtedness, and our business strategy.
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

Our leveraged recapitalization plan may adversely affect our financial condition, results of operations and earnings per share
Our Board of Directors has authorized the financing of a leveraged recapitalization, which would feature a Special Cash Dividend. The declaration and payment of the Special Cash Dividend are conditioned on the Company’s ability to obtain requisite debt financing on satisfactory terms and conditions. Subject to the close of necessary financing, our Board of Directors currently expects to declare and pay the Special Cash Dividend before the end of our second quarter of our fiscal year ending June 30, 2015. Our Special Cash Dividend will be funded in part by a portion of the cash on our balance sheet, and in part with incremental debt. To fund our debt financed portion of the Special Cash Dividend, we intend to add up to $2.5 billion of incremental debt, consisting of a combination of investment grade senior notes and a pre-payable term loan facility, subject to market conditions. We also expect to enter into a revolving credit facility, subject to market conditions. In connection with our leveraged recapitalization plan, we may pre-pay our existing $750 million unsecured long-term debt due in 2018 with an additional indebtedness, consisting of a combination of investment grade senior notes and a pre-payable term loan facility, subject to market conditions, such that our overall indebtedness does not exceed approximately $3.25 billion. Our intended issuance and maintenance of higher levels of indebtedness could have adverse consequences including, but not limited to:

•	impacting our ability to satisfy our future obligations;

•
 increasing the portion of our cash flows that may have to be dedicated to interest and principal payments that may not be available for operations, working capital, capital expenditures, acquisitions, general corporate or other purposes;

•	impairing our ability to obtain additional financing in the future; and

•	requiring us to comply with restrictive and financial covenants.
Our ability to meet our future expenses and intended new debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. Furthermore, our future operations may not generate sufficient cash flows to enable us to meet our future expenses and service our intended new debt obligations, which may impact our ability to manage our capital structure to preserve and maintain our investment grade rating. If our future operations do not generate sufficient cash flows, we may need to enter into new financing arrangements to obtain necessary funds. If we determine it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, we may not be able to obtain it on acceptable terms. If we fail to make a payment associated with our intended new debt obligations, we could be in default on such debt, and such a default could cause us to be in default on our other outstanding indebtedness.
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
In addition, we may in limited circumstances enter into agreements that contain other types of customer-specific pricing, discount, rebate or credit commitments offered by us, which may adversely impact our revenues, margins or financial results. Furthermore, we may give these customers limited audit or inspection rights to enable them to confirm that we are complying with these commitments. If a customer elects to exercise its audit or inspection rights, we may be required to expend significant resources to support the audit or inspection, as well as to defend or settle any dispute with a customer that could potentially arise out of such audit or inspection. To date, we have made no significant accruals in our condensed consolidated financial statements for this contingency. While we have not in the past incurred significant expenses for resolving disputes regarding these types of commitments, we cannot make any assurance that we will not incur any such liabilities in the future. Our business, financial condition and results of operations in a reported fiscal period could be materially and adversely affected if we expend significant amounts in supporting an audit or inspection, or defending or settling any purported claims, regardless of their merit or outcomes
There are risks associated with our receipt of government funding for research and development.
We are exposed to additional risks related to our receipt of external funding for certain strategic development programs from various governments and government agencies, both domestically and internationally. Governments and government agencies typically have the right to terminate funding programs at any time in their sole discretion, or a project may be terminated by mutual agreement if the parties determine that the project’s goals or milestones are not being achieved, so there is no assurance that these sources of external funding will continue to be available to us in the future. In addition, under the terms of these government grants, the applicable granting agency typically has the right to audit the costs that we incur, directly and indirectly, in connection with such programs. Any such audit could result in modifications to, or even termination of, the applicable government funding program. For example, if an audit were to identify any costs as being improperly allocated to the applicable program, those costs would not be reimbursed, and any such costs that had already been reimbursed would have to be refunded. We do not know the outcome of any future audits. Any adverse finding resulting from any such audit could lead to penalties (financial or otherwise), termination of funding programs, suspension of payments, fines and suspension or prohibition from receiving future government funding from the applicable government or government agency, any of which could adversely impact our operating results, financial condition and ability to operate our business.

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

•	longer payment cycles and difficulties in collecting accounts receivable outside of the United States;

•	difficulties in managing foreign distributors (including monitoring and ensuring our distributors’ compliance with all applicable United States and local laws); and

•	inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions.
Any of the factors above could have a significant negative impact on our business and results of operations.

We might be involved in claims or disputes related to intellectual property or other confidential information that may be costly to resolve, prevent us from selling or using the challenged technology and seriously harm our operating results and financial condition.
As is typical in the semiconductor equipment industry, from time to time we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which they believe cover certain of our products, processes, technologies or information. In addition, we occasionally receive notification from customers who believe that we owe them indemnification or other obligations related to intellectual property claims made against such customers by third parties. With respect to intellectual property infringement disputes, our customary practice is to evaluate such infringement assertions and to consider whether to seek licenses where appropriate. However, we cannot ensure that licenses can be obtained or, if obtained, will be on acceptable terms or that costly litigation or other administrative proceedings will not occur. The inability to obtain necessary licenses or other rights on reasonable terms could seriously harm our results of operations and financial condition. Furthermore, we may potentially be subject to claims by customers, suppliers or other business partners, or by governmental law enforcement agencies, related to our receipt, distribution and/or use of third-party intellectual property or confidential information. Legal proceedings and claims, regardless of their merit, and associated internal investigations with respect to intellectual property or confidential information disputes are often expensive to prosecute, defend or conduct; may divert management’s attention and other company resources; and/or may result in restrictions on our ability to sell our products, settlements on significantly adverse terms or adverse judgments for damages, injunctive relief, penalties and fines, any of which could have a significant negative effect on our business, results of operations and financial condition. There can be no assurance regarding the outcome of future legal proceedings, claims or investigations. The instigation of legal proceedings or claims, our inability to favorably resolve or settle such proceedings or claims, or the determination of any adverse findings against us or any of our employees in connection with such proceedings or claims could materially and adversely affect our business, financial condition and results of operations, as well as our business reputation.
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
We outsource a number of services, including our transportation and logistics management of spare parts and certain accounting functions, to domestic and overseas third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, on our ability to quickly respond to changing market conditions, or on our ability to ensure compliance with all applicable domestic and foreign laws and regulations. In addition, many of these outsourced service providers, including certain hosted software applications that we use for confidential data storage, employ “cloud computing” technology for such storage (which refers to an information technology hosting and delivery system in which data is not stored within the user’s physical infrastructure but instead is delivered to and consumed by the user as an Internet-based service). These providers’ cloud computing systems may be susceptible to “cyber incidents,” such as intentional cyber attacks aimed at theft of sensitive data or inadvertent cyber-security compromises, that are outside of our control. If we do not effectively develop and manage our outsourcing strategies, if required export and other governmental approvals are not timely obtained, if our third-party service providers do not perform as anticipated, or do not adequately protect our data from cyber-related security breaches, or if there are delays or difficulties in enhancing business processes, we may experience operational difficulties (such as limitations on our ability to ship products), increased costs, manufacturing or service interruptions or delays, loss of intellectual property rights or other sensitive data, quality and compliance issues, and challenges in managing our product inventory or recording and reporting financial and management information, any of which could materially and adversely affect our business, financial condition and results of operations.

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
The threat of terrorism targeted at, or acts of war in, the regions of the world in which we do business increases the uncertainty in our markets. Any act of terrorism or war that affects the economy or the semiconductor industry could adversely affect our business. Increased international political instability in various parts of the world, disruption in air transportation and further enhanced security measures as a result of terrorist attacks may hinder our ability to do business and may increase our costs of operations. We maintain significant manufacturing and research and development operations in Israel, an area that has historically experienced a high degree of political instability, and we are therefore exposed to risks associated with future instability in that region. Such instability could directly impact our ability to operate our business (or our customers’ ability to operate their businesses) in the affected region, cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. Such instability could also have the same effects on our suppliers and their ability to timely deliver their products. If international political instability continues or increases in any region in which we do business, our business and results of operations could be harmed. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended September 30, 2014 (1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2014 to July 31, 2014	559,186	$72.62	14,457,136
August 1, 2014 to August 31, 2014	633,000	$73.69	13,824,136
September 1, 2014 to September 30, 2014	550,200	$78.93	13,273,936
Total	1,742,386	$75.00
__________________

(1)
Our Board of Directors has authorized a program for us to repurchase shares of our common stock. The total number and dollar amount of shares repurchased for the three months ended September 30, 2014 and fiscal years ended June 30, 2014, 2013 and 2012 were 1.7 million shares ($130.7 million), 3.8 million shares ($240.8 million), 5.4 million shares ($273.3 million) and 5.8 million shares ($263.9 million), respectively. On July 8, 2014, we announced that our Board of Directors had authorized us to repurchase up to 13 million additional shares under this program. On October 23, 2014, we announced that our Board of Directors had authorized us to repurchase up to 3.6 million additional shares under this program.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.53	Fiscal Year 2015 Equity Incentive Plan*+

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________
* Denotes a management contract, plan or arrangement.
+ Confidential treatment has been requested as to a portion of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

October 23, 2014	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

October 23, 2014	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 23, 2014	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.53	Fiscal Year 2015 Executive Incentive Plan*+

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________
* Denotes a management contract, plan or arrangement.
+ Confidential treatment has been requested as to a portion of this exhibit.