Form 10-Q
period 2014-12-31
KLA TENCOR CORP
filed 2015-01-23
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of January 9, 2015, there were 162,664,930 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$584,865	$630,861
Marketable securities	1,781,968	2,521,776
Accounts receivable, net	632,089	492,863
Inventories	662,799	656,457
Deferred income taxes	258,392	215,676
Other current assets	126,135	69,197
Total current assets	4,046,248	4,586,830
Land, property and equipment, net	323,353	330,263
Goodwill	335,273	335,355
Purchased intangibles, net	19,551	27,697
Other non-current assets	262,941	258,519
Total assets	$4,987,366	$5,538,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,307	$103,422
Deferred system profit	168,086	147,923
Unearned revenue	64,257	59,176
Current portion of long-term debt	37,500	—
Other current liabilities	564,190	585,090
Total current liabilities	942,340	895,611
Non-current liabilities:
Long-term debt	3,208,571	747,919
Unearned revenue	54,900	57,500
Other non-current liabilities	179,416	168,288
Total liabilities	4,385,227	1,869,318
Commitments and contingencies (Note 12 and Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	613,122	1,220,504
Retained earnings	24,770	2,479,113
Accumulated other comprehensive income (loss)	(35,753)	(30,271)
Total stockholders’ equity	602,139	3,669,346
Total liabilities and stockholders’ equity	$4,987,366	$5,538,664

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands, except per share amounts)	2014	2013	2014	2013
Revenues:
Product	$503,884	$544,183	$980,482	$1,045,923
Service	172,473	160,946	338,776	317,543
Total revenues	676,357	705,129	1,319,258	1,363,466
Costs and operating expenses:
Costs of revenues	283,213	285,814	571,680	563,471
Engineering, research and development	133,557	134,587	277,194	266,860
Selling, general and administrative	104,873	96,746	206,517	195,242
Total costs and operating expenses	521,643	517,147	1,055,391	1,025,573
Income from operations	154,714	187,982	263,867	337,893
Interest income and other, net	1,988	2,074	5,363	5,689
Interest expense	31,301	13,311	44,822	26,973
Loss on extinguishment of debt and other, net	131,669	—	131,669	—
Income (loss) before income taxes	(6,268)	176,745	92,739	316,609
Provision for (benefit from) income taxes	(26,536)	37,499	238	66,166
Net income	$20,268	$139,246	$92,501	$250,443
Net income per share:
Basic	$0.12	$0.84	$0.56	$1.51
Diluted	$0.12	$0.83	$0.56	$1.49
Cash dividends declared per share (including a special cash dividend of $16.50 per share declared during the three months ended December 31, 2014)	$17.00	$0.45	$17.50	$0.90
Weighted-average number of shares:
Basic	164,036	166,414	164,440	166,150
Diluted	165,317	168,206	165,950	168,478

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Net income	$20,268	$139,246	$92,501	$250,443
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	(9,333)	(1,189)	(17,069)	3,921
Change in income tax benefit or expense	3,101	541	5,973	(774)
Net change related to currency translation adjustments	(6,232)	(648)	(11,096)	3,147
Cash flow hedges:
Change in net unrealized gains or losses	11,924	3,864	13,957	3,573
Reclassification adjustments for net gains or losses included in net income	(1,584)	(22)	(1,812)	(2,538)
Change in income tax benefit or expense	(3,727)	(1,377)	(4,377)	(371)
Net change related to cash flow hedges	6,613	2,465	7,768	664
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	580	200	1,313	400
Available-for-sale securities:
Change in net unrealized gains or losses	(389)	659	(3,124)	4,797
Reclassification adjustments for gains or losses included in net income	(281)	(1,213)	(1,916)	(1,447)
Change in income tax benefit or expense	158	180	1,573	(1,163)
Net change related to available-for-sale securities	(512)	(374)	(3,467)	2,187
Other comprehensive income (loss)	449	1,643	(5,482)	6,398
Total comprehensive income	$20,717	$140,889	$87,019	$256,841

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended December 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$92,501	$250,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,060	40,448
Asset impairment charges	—	1,374
Loss on extinguishment of debt and other, net	131,669	—
Non-cash stock-based compensation expense	30,331	34,089
Excess tax benefit from equity awards	(14,788)	(19,530)
Net gain on sale of marketable securities and other investments	(1,916)	(1,447)
Changes in assets and liabilities:
Increase in accounts receivable, net	(161,021)	(50,791)
Increase in inventories	(12,743)	(32,743)
Increase in other assets	(82,588)	(39,993)
Increase in accounts payable	5,754	25,939
Increase in deferred system profit	20,163	85,638
Decrease in other liabilities	(1,412)	(908)
Net cash provided by operating activities	46,010	292,519
Cash flows from investing activities:
Capital expenditures, net	(26,228)	(36,216)
Purchase of available-for-sale securities	(1,094,276)	(796,808)
Proceeds from sale of available-for-sale securities	1,441,460	520,575
Proceeds from maturity of available-for-sale securities	383,132	50,889
Purchase of trading securities	(39,566)	(32,107)
Proceeds from sale of trading securities	36,793	30,879
Net cash provided by (used in) investing activities	701,315	(262,788)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	3,224,906	—
Repayment of debt	(877,367)	—
Issuance of common stock	29,403	78,766
Tax withholding payments related to vested and released restricted stock units	(27,800)	(49,209)
Common stock repurchases	(266,360)	(120,806)
Payment of dividends to stockholders	(2,879,152)	(149,600)
Excess tax benefit from equity awards	14,788	19,530
Net cash used in financing activities	(781,582)	(221,319)
Effect of exchange rate changes on cash and cash equivalents	(11,739)	(420)
Net decrease in cash and cash equivalents	(45,996)	(192,008)
Cash and cash equivalents at beginning of period	630,861	985,390
Cash and cash equivalents at end of period	$584,865	$793,382
Supplemental cash flow disclosures:
Income taxes paid, net	$57,729	$67,241
Interest paid	$33,228	$26,301
Non-cash activities:
Purchase of land, property and equipment - investing activities	$3,962	$5,923
Dividends payable - financing activities	$42,987	$—

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
The results of operations for the three and six months ended December 31, 2014, which include a pre-tax net loss of $131.7 million as a result of the net loss on extinguishment of debt (described further in detail below), are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2015. The Company classified such pre-tax net loss on extinguishment of debt as an adjustment to reconcile net income to net cash provided by operating activities and the gross redemption payments for the prepayment of the 6.900% senior, unsecured long-term notes due in 2018 (the “2018 Senior Notes”) are classified as a cash outflow from financing activities in the condensed consolidated statements of cash flows.
Certain reclassifications have been made to the prior year’s Condensed Consolidated Balance Sheet and notes to conform to the current year presentation. The reclassifications had no effect on the prior year’s Condensed Consolidated Statements of Operations or Cash Flows.
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
Revenue Recognition. KLA-Tencor recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The Company derives revenue from three sources—sales of systems, spare parts and services. In general, the Company recognizes revenue for systems when the system has been installed, is operating according to predetermined specifications and is accepted by the customer. When the Company has demonstrated a history of successful installation and acceptance, the Company recognizes revenue upon delivery and customer acceptance. Under certain circumstances, however, the Company recognizes revenue prior to acceptance from the customer, as follows:

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
Recent Accounting Pronouncements.
Recently Adopted
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under the new standard, in most circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the Company’s financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. This accounting standard update became effective for the Company’s interim period ended September 30, 2014, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Updates Not Yet Effective
In May 2014, the FASB issued an accounting standard update regarding revenue from customer contracts to transfer goods and services or enter into contracts for the transfer of non-financial assets (unless covered by other standards for example insurance or lease contracts). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The updates are effective for the Company beginning the first quarter of the fiscal year ending June 30, 2018. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
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
The Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of December 31, 2014, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. As of December 31, 2014, the types of instruments valued based on quoted market prices in active markets included money market funds, U.S. Treasury securities, certain sovereign securities and certain U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

As of December 31, 2014, the types of instruments valued based on other observable inputs included corporate debt securities, municipal securities and certain U.S. Government agency securities and sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
The principal market in which the Company executes its foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large financial institutions. The Company’s foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.
Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of December 31, 2014 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
U.S. Government agency securities	$28,022	$12,022	$16,000
Corporate debt securities	14,997	—	14,997
Money market and other	414,875	414,875	—
Marketable securities:
U.S. Treasury securities	314,722	314,722	—
U.S. Government agency securities	666,327	644,336	21,991
Municipal securities	33,032	—	33,032
Corporate debt securities	709,692	—	709,692
Sovereign securities	51,538	13,651	37,887
Total cash equivalents and marketable securities(1)	2,233,205	1,399,606	833,599
Other current assets:
Derivative assets	11,584	—	11,584
Other non-current assets:
Executive Deferred Savings Plan	166,305	95,404	70,901
Total financial assets(1)	$2,411,094	$1,495,010	$916,084
Liabilities
Other current liabilities:
Derivative liabilities	$(1,816)	$—	$(1,816)
Total financial liabilities	$(1,816)	$—	$(1,816)
________________
(1) Excludes cash of $111.7 million held in operating accounts and time deposits of $21.9 million as of December 31, 2014.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

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
There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three and six months ended December 31, 2014. The Company did not have significant assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of December 31, 2014 or June 30, 2014.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS
Balance Sheet Components

(In thousands)	As of December 31, 2014	As of June 30, 2014
Accounts receivable, net:
Accounts receivable, gross	$653,806	$514,690
Allowance for doubtful accounts	(21,717)	(21,827)
	$632,089	$492,863
Inventories:
Customer service parts	$213,843	$203,194
Raw materials	253,242	221,612
Work-in-process	142,243	171,249
Finished goods	53,471	60,402
	$662,799	$656,457
Other current assets:
Prepaid expenses	$41,963	$35,478
Income tax related receivables	66,745	27,452
Other current assets	17,427	6,267
	$126,135	$69,197
Land, property and equipment, net:
Land	$41,831	$41,848
Buildings and leasehold improvements	312,141	302,537
Machinery and equipment	499,197	491,167
Office furniture and fixtures	21,139	20,945
Construction-in-process	4,646	8,945
	878,954	865,442
Less: accumulated depreciation and amortization	(555,601)	(535,179)
	$323,353	$330,263
Other non-current assets:
Executive Deferred Savings Plan(1)	$166,305	$159,996
Deferred tax assets – long-term	64,341	75,138
Other non-current assets	32,295	23,385
	$262,941	$258,519
Other current liabilities:
Warranty	$34,410	$37,746
Executive Deferred Savings Plan(1)	167,544	160,527
Compensation and benefits	130,533	203,990
Income taxes payable	13,587	15,283
Interest payable	19,179	8,769
Customer credits and advances	92,972	79,373
Other accrued expenses	105,965	79,402
	$564,190	$585,090
Other non-current liabilities:
Pension liabilities	$54,480	$59,908
Income taxes payable	64,327	59,575
Other non-current liabilities	60,609	48,805
	$179,416	$168,288

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan whereby certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence following a participant’s retirement or termination of employment or on a specified date allowed per the plan provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. As of December 31, 2014 and June 30, 2014, the Company had a deferred compensation plan related asset and liability included as a component of other non-current assets and other current liabilities on the Condensed Consolidated Balance Sheets. The plan assets are classified as trading securities.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of December 31, 2014	$(28,367)	$(667)	$7,756	$(14,475)	$(35,753)

Balance as of June 30, 2014	$(17,271)	$2,800	$(12)	$(15,788)	$(30,271)
The effects on net income of amounts reclassified from accumulated OCI to the Condensed Consolidated Statement of Operations for the indicated period were as follows (in thousands):

	Location in the Condensed Consolidated	Three months ended December 31,		Six months ended December 31,
Accumulated OCI Components	Statements of Operations	2014	2013	2014	2013
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$1,933	$(128)	$2,202	$2,322
	Costs of revenues	(475)	150	(516)	216
	Interest expense	126	—	126	—
	Net gains reclassified from accumulated OCI	$1,584	$22	$1,812	$2,538

Unrealized gains on available-for-sale securities	Interest income and other, net	$281	$1,213	$1,916	$1,447
The amounts reclassified out of accumulated OCI related to the Company’s defined pension plans, which were recognized as a component of net periodic cost for the three and six months ended December 31, 2014 were $0.7 million and $1.5 million, respectively. The amounts reclassified out of accumulated OCI related to the Company’s defined pension plans, which were recognized as a component of net periodic cost for the three and six months ended December 31, 2013, were $0.3 million and $0.6 million, respectively. For additional details, refer to Note 11, “Employee Benefit Plans” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of December 31, 2014 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$314,760	$106	$(144)	$314,722
U.S. Government agency securities	694,683	219	(553)	694,349
Municipal securities	33,057	8	(33)	33,032
Corporate debt securities	725,124	453	(888)	724,689
Money market and other	414,875	—	—	414,875
Sovereign securities	51,547	22	(31)	51,538
Subtotal	2,234,046	808	(1,649)	2,233,205
Add: Time deposits(1)	21,891	—	—	21,891
Less: Cash equivalents	473,132	—	(4)	473,128
Marketable securities	$1,782,805	$808	$(1,645)	$1,781,968

As of June 30, 2014 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$384,165	$287	$(52)	$384,400
U.S. Government agency securities	867,309	651	(117)	867,843
Municipal securities	96,198	93	(75)	96,216
Corporate debt securities	1,220,794	3,526	(152)	1,224,168
Money market and other	397,517	—	—	397,517
Sovereign securities	42,227	46	(9)	42,264
Subtotal	3,008,210	4,603	(405)	3,012,408
Add: Time deposits(1)	33,509	—	—	33,509
Less: Cash equivalents	524,149	—	(8)	524,141
Marketable securities	$2,517,570	$4,603	$(397)	$2,521,776
________________

(1)	Time deposits excluded from fair value measurements.
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

As of December 31, 2014 (In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$218,222	$(144)
U.S. Government agency securities	392,285	(552)
Municipal securities	24,410	(33)
Corporate debt securities	420,180	(885)
Sovereign securities	32,865	(31)
Total	$1,087,962	$(1,645)
__________________

(1)	Of the total gross unrealized losses, the amount of total gross unrealized losses related to investments that had been in a continuous loss position for 12 months or more was immaterial.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company’s Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of December 31, 2014 (In thousands)	Amortized Cost	Fair Value
Due within one year	$666,565	$666,694
Due after one year through three years	1,116,240	1,115,274
	$1,782,805	$1,781,968
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains on available-for-sale securities for the three months ended December 31, 2014 and 2013 were $0.4 million and $1.2 million, respectively. Realized gains on available-for-sale securities for the six months ended December 31, 2014 and 2013 were $2.1 million and $1.5 million, respectively. Realized losses on available-for-sale securities for the three and six months ended December 31, 2014 and 2013 were immaterial.
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
NOTE 6 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balances and the movements during the six months ended December 31, 2014:

(In thousands)
As of June 30, 2014	$335,355
Adjustments	(82)
As of December 31, 2014	$335,273
The changes in the gross goodwill balance since June 30, 2014 resulted from foreign currency translation adjustments.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in prior business combinations. The Company has four reporting units: Defect Inspection, Metrology, Service and Other. As of December 31, 2014, substantially all of the goodwill balance resided within the Defect Inspection reporting unit.

The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2014 during the three months ended December 31, 2014 and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. As a result of the Company’s determination following its qualitative assessment, it was not necessary to perform the two-step quantitative goodwill impairment test at this time. In assessing the qualitative factors, the Company considered the impact of key factors, including changes in the industry and competitive environment, market capitalization, stock price, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flows from operating activities.
Based on the Company’s assessment, goodwill in the reporting units was not impaired as of December 31, 2014 or 2013.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of December 31, 2014			As of June 30, 2014
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$141,659	$130,671	$10,988	$141,659	$126,567	$15,092
Patents	6-13 years	57,648	55,698	1,950	57,648	54,398	3,250
Trade name/Trademark	4-10 years	19,893	18,177	1,716	19,893	17,427	2,466
Customer relationships	6-7 years	54,680	50,357	4,323	54,680	48,915	5,765
Other	0-1 year	17,599	17,025	574	17,599	16,475	1,124
Total		$291,479	$271,928	$19,551	$291,479	$263,782	$27,697
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
For the three months ended December 31, 2014 and 2013, amortization expense for intangible assets was $4.0 million and $3.9 million, respectively. For the six months ended December 31, 2014 and 2013, amortization expense for intangible assets was $8.1 million and $8.4 million, respectively. Based on the intangible assets recorded as of December 31, 2014, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2015 (remaining 6 months)	$7,656
2016	7,564
2017	2,806
2018	1,525
Total	$19,551

NOTE 7 – DEBT
The following table summarizes the debt of the Company as of December 31, 2014 and June 30, 2014:

	As of December 31, 2014		As of June 30, 2014
	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
Fixed-rate 6.900% Senior notes due on May 1, 2018	$—		$750,000	7.001%
Fixed-rate 2.375% Senior notes due on November 1, 2017	250,000	2.396%	—
Fixed-rate 3.375% Senior notes due on November 1, 2019	250,000	3.377%	—
Fixed-rate 4.125% Senior notes due on November 1, 2021	500,000	4.128%	—
Fixed-rate 4.650% Senior notes due on November 1, 2024(1)	1,250,000	4.682%	—
Fixed-rate 5.650% Senior notes due on November 1, 2034	250,000	5.670%	—
Term loans	750,000		—
Total debt	3,250,000		750,000
Unamortized discount	(3,929)		(2,081)
Total debt	$3,246,071		$747,919

Reported as:
Current portion of long-term debt	$37,500		$—
Long-term debt	3,208,571		747,919
Total debt	$3,246,071		$747,919
__________________

(1)
The effective interest rate disclosed above for this series of Senior Notes excludes the impact of the treasury rate lock hedge discussed below. The effective interest rate including the impact of the treasury rate lock hedge was 4.626%.

Debt Issuance - Senior Notes:
In November 2014, the Company issued $2.5 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”). The Company issued the Senior Notes as part of the leveraged recapitalization plan whereby the proceeds from the Senior Notes in conjunction with the proceeds from the term loans (described below) and cash on hand were used (x) to fund a special cash dividend of $16.50 per share, aggregating to approximately $2.76 billion, (y) to redeem $750 million of 2018 Senior Notes, including associated redemption premiums, accrued interest and other fees and expenses and (z) for other general corporate purposes, including repurchases of shares pursuant to the Company’s stock repurchase program. The interest rate specified for each series of the Senior Notes will be subject to adjustments from time to time if Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) or, under certain circumstances, a substitute rating agency selected by us as a replacement for Moody’s or S&P, as the case may be (a “Substitute Rating Agency”), downgrades (or subsequently upgrades) its rating assigned to the respective series of Senior Notes such that the adjusted rating is below investment grade. If the adjusted rating of any series of Senior Notes from Moody’s (or, if applicable, any Substitute Rating Agency) is decreased to Ba1, Ba2, Ba3 or B1 or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively (“bps” refers to Basis Points and 1% is equal to 100 bps). If the rating of any series of Senior Notes from S&P (or, if applicable, any Substitute Rating Agency) with respect to such series of Senior Notes is decreased to BB+, BB, BB- or B+ or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively. The interest rates on any series of Senior Notes will permanently cease to be subject to any adjustment (notwithstanding any subsequent decrease in the ratings by any of Moody’s, S&P and, if applicable, any Substitute Rating Agency) if such series of Senior Notes becomes rated “Baa1” (or its equivalent) or higher by Moody’s (or, if applicable, any Substitute Rating Agency) and “BBB+” (or its equivalent) or higher by S&P (or, if applicable, any Substitute Rating Agency), or one of those ratings if rated by only one of Moody’s, S&P and, if applicable, any Substitute Rating Agency, in each case with a stable or positive outlook. In October 2014, the Company entered into a series of forward contracts to lock the 10-year treasury rate (“benchmark rate”) on a portion of the Senior Notes with a notional amount of $1 billion in aggregate. For additional details, refer to Note 14, “Derivative Instruments and Hedging Activities.”

The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year, beginning, May 1, 2015. The debt indenture (the “Indenture”) includes covenants that limit the Company’s ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. As of December 31, 2014, the Company was in compliance with all of its covenants under the Indenture associated with the Senior Notes.
In certain circumstances involving a change of control followed by a downgrade of the rating of a series of Senior Notes by at least two of Moody’s, S&P and Fitch Inc., unless the Company has exercised its right to redeem the Senior Notes of such series, the Company will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s Senior Notes of that series pursuant to the offer described below (the “Change of Control Offer”). In the Change of Control Offer, the Company will be required to offer payment in cash equal to 101% of the aggregate principal amount of Senior Notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, up to, but not including, the date of repurchase.
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of December 31, 2014 and June 30, 2014 was $2.6 billion and $893.7 million, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy. Refer to Contractual Obligations under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” showing future payments of long-term debt at face value as well as payment of associated interest.
Debt Issuance - Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, the Company entered into $750 million of five-year senior unsecured prepayable term loans and a $500 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement (the “Credit Agreement”). The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with the Company’s credit rating downgrades or upgrades. The spread could range from 100 bps to 175 bps based on the then effective credit rating. The Company is also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with the Company’s credit rating downgrades or upgrades by Moody’s and S&P. The annual commitment fee could range from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility based on the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter, commencing with the quarter ending March 31, 2015 and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). The Company may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty.
Future principal payments for the Company’s term loans as of December 31, 2014, are as follows:

Fiscal Quarters Ending	Quarterly Payment (in thousands)
March 31, 2015 through December 31, 2016	$9,375
March 31, 2017 through December 31, 2017	$14,063
March 31, 2018 through September 30, 2019	$18,750
December 31, 2019	$487,500
The Credit Facility requires the Company to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, the Company is required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters for the fiscal quarters as described below.

Fiscal Quarters Ending	Maximum Leverage Ratio
December 31, 2014	4.50:1.00
March 31, 2015 and June 30, 2015	4.25:1.00
September 30, 2015 and December 31, 2015	4.00:1.00
March 31, 2016 through September 30, 2016	3.75:1.00
December 31, 2016 and March 31, 2017	3.50:1.00
Thereafter	3.00:1.00

As of December 31, 2014, the Company was in compliance with its financial covenants mentioned above under the Credit Agreement and had no outstanding borrowings under the unfunded revolving credit facility. Refer to Contractual Obligations under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” showing future payments of term loans as well as payments of associated interest.
Debt Redemption:
In December 2014, the Company redeemed the $750 million aggregate principal amount of the 2018 Senior Notes. The redemption resulted in a pre-tax net loss on extinguishment of debt of $131.7 million for the three months ended December 31, 2014 after an offset of a $1.2 million gain upon the termination of the non-designated forward contract entered by the Company in November 2014. The objective of entering into the non-designated forward contract was to lock the treasury rate used to determine the redemption amount of the 2018 Senior Notes. The notional amount of the non-designated forward contract was $750 million. Refer to Note 14, “Derivative Instruments and Hedging Activities.”
NOTE 8 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
As of December 31, 2014, the Company had two plans under which the Company was able to issue equity incentive awards, such as restricted stock units and stock options, to its employees, consultants and members of its Board of Directors: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 1998 Director Plan (the “Outside Director Plan”).
2004 Plan:
The 2004 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to the Company’s employees, consultants and members of its Board of Directors. As of December 31, 2014, 6.0 million shares were available for issuance under the 2004 Plan.
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
Outside Director Plan
The Outside Director Plan only permits the issuance of stock options to the non-employee members of the Board of Directors. As of December 31, 2014, 1.7 million shares were available for grant under the Outside Director Plan.

Equity Incentive Plans - General Information
The following table summarizes the combined activity under the Company’s equity incentive plans for the indicated periods:

(In thousands)	Available For Grant
Balances as of June 30, 2014	8,804
Restricted stock units granted(1)(3)	(1,183)
Restricted stock units canceled(1)	77
Options granted/canceled/expired/forfeited	10
Plan shares expired(2)	(10)
Balances as of December 31, 2014(4)	7,698
__________________

(1)	The number of restricted stock units provided in this row reflects the application of the award multiplier as described above (1.8x or 2.0x depending on the grant date of the applicable award).

(2)
Represents the portion of shares listed as “Options canceled/expired/forfeited” above that were issued under the Company’s equity incentive plans other than the 2004 Plan and the Outside Director Plan. Because the Company is only currently authorized to issue equity awards under the 2004 Plan and the Outside Director Plan, any equity awards that are canceled, expired or forfeited under any other Company equity incentive plan do not result in additional shares being available to the Company for future grant.

(3)
Includes restricted stock units granted to senior management during the six months ended December 31, 2014 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of December 31, 2014, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during the six months ended December 31, 2014, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (i.e., 0.6 million shares for the six months ended December 31, 2014 after the application of 2.0x multiplier described above). The Company has granted only restricted stock units under its equity incentive program since October 2007, except the number of shares subject to outstanding options under the 2004 Plan were adjusted during the three months ended December 31, 2014 due to a proportionate and equitable adjustment under the 2004 Plan provisions as discussed below. For the preceding several years until October 31, 2007, stock options were granted at the market price of the Company’s common stock on the date of grant generally with vesting period term ranging from one to five years. Restricted stock units may be granted with varying criteria such as service-based and/or performance-based vesting.

(4)
During the three months ended December 31, 2014, the Company adjusted the number of shares subject to outstanding options under the 2004 Plan by an aggregate of 4,245 shares pursuant to a proportionate and equitable adjustment for the effect of the special cash dividend, as required by the 2004 Plan. The total number of outstanding options under the 2004 Plan as well as the associated exercise prices were adjusted to ensure the aggregate intrinsic value remained the same after considering the effect of the special cash dividend. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. Additionally, the adjustment did not have an impact on the shares available for future issuance under the 2004 Plan.

The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. The fair value for purchase rights under the Company’s Employee Stock Purchase Plan is determined using a Black-Scholes valuation model and for restricted stock units granted without “dividend equivalent” rights using the closing price of the Company’s common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those restricted stock units. In November 2013, the Company’s stockholders approved amendments to the 2004 Plan that included, among other things, giving the plan administrator the ability to grant “dividend equivalent” rights in connection with awards of restricted stock units, performance shares, performance units and deferred stock units before they are fully vested as discussed above. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date. As of December 31, 2014, the Company accrued $43.0 million of dividends payable, substantially all of which is related to the special cash dividend for the unvested restricted stock units outstanding as of the dividend record date as well as restricted stock units granted with dividend equivalent rights during the six months ended December 31, 2014, which entitle the holders of such equity awards to the same dividend value per share as holders of common stock subject to meeting the vesting requirements of the underlying equity awards.

The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2014	2013	2014	2013
Stock-based compensation expense by:
Costs of revenues	$1,963	$2,321	$4,200	$5,498
Engineering, research and development	3,335	3,877	7,075	9,285
Selling, general and administrative	9,550	8,672	19,056	19,306
Total stock-based compensation expense	$14,848	$14,870	$30,331	$34,089
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of December 31, 2014	As of June 30, 2014
Inventory	$3,389	$8,278
Stock Options
The following table summarizes the activity and weighted-average exercise price for stock options under all plans during the six months ended December 31, 2014:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2014	141	$40.70
Granted	4	$32.11
Exercised	(113)	$40.67
Canceled/expired/forfeited	(10)	$40.07
Outstanding stock options as of December 31, 2014 (all outstanding and all vested and exercisable)	22	$32.13
The Company has not issued any stock options since October 2007. However, during the three months ended December 31, 2014, the Company adjusted the number of shares subject to outstanding options under the 2004 Plan by an aggregate of 4,245 shares pursuant to a proportionate and equitable adjustment for the effect of the special cash dividend, as required by the 2004 Plan. The total number of outstanding options under the 2004 Plan as well as the associated exercise prices were adjusted to ensure the aggregate intrinsic value remained the same after considering the effect of the special cash dividend. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. Additionally, the adjustment did not have an impact on the shares available for future issuance under the 2004 Plan. As of December 31, 2014, the Company had no unrecognized stock-based compensation balance related to outstanding stock options. The weighted-average remaining contractual term for total options outstanding under all plans all of which were vested and exercisable as of December 31, 2014 was 0.3 years. The aggregate intrinsic value for total options outstanding under all plans (all of which were vested and exercisable as of December 31, 2014) was $0.8 million.
The following table shows the total intrinsic value of options exercised, total cash received from employees and non-employee Board members as a result of stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2014	2013	2014	2013
Total intrinsic value of options exercised	$441	$3,431	$3,919	$11,314
Total cash received from employees and non-employee Board members as a result of stock option exercises	$540	$15,684	$5,217	$56,731
Tax benefits realized by the Company in connection with these exercises	$152	$1,061	$1,769	$3,678

The Company generally settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.
Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the six months ended December 31, 2014 and restricted stock units outstanding as of December 31, 2014 and June 30, 2014:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2014	3,356	$38.95
Granted(2)	591	$74.56
Vested and released	(696)	$31.84
Withheld for taxes	(366)	$31.84
Forfeited	(42)	$33.16
Outstanding restricted stock units as of December 31, 2014	2,843	$49.10
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. As described above, under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8 or 2.0 (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes restricted stock units granted to senior management during the six months ended December 31, 2014 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of December 31, 2014, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied (i.e., 0.3 million shares during the six months ended December 31, 2014).

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
The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands, except for weighted-average grant date fair value)	2014	2013	2014	2013
Weighted-average grant date fair value per unit	$81.28	$62.85	$74.56	$53.27
Tax benefits realized by the Company in connection with vested and released restricted stock units	$1,018	$1,485	$24,319	$42,091
As of December 31, 2014, the unrecognized stock-based compensation expense balance related to restricted stock units was $93.7 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.4 years. The intrinsic value of outstanding restricted stock units as of December 31, 2014 was $199.9 million.

Cash-Based Long-Term Incentive Compensation
Starting in the fiscal year ended June 30, 2013, the Company adopted a cash-based long-term incentive (“Cash LTI”) program for many of its employees as part of the Company’s employee compensation program. During the six months ended December 31, 2014, the Company approved Cash LTI awards of $65.7 million under the Company’s Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the three months ended December 31, 2014 and 2013, the Company recognized $10.7 million and $7.3 million, respectively, in compensation expense under the Cash LTI Plan. During the six months ended December 31, 2014 and 2013, the Company recognized $18.5 million and $11.4 million, respectively, in compensation expense under the Cash LTI Plan. As of December 31, 2014, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $125.8 million.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Stock purchase plan:
Expected stock price volatility	23.5%	29.1%	23.5%	29.1%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Dividend yield	2.7%	2.9%	2.7%	2.9%
Expected life (in years)	0.5	0.5	0.5	0.5
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Total cash received from employees for the issuance of shares under the ESPP	$24,186	$22,035	$24,186	$22,035
Number of shares purchased by employees through the ESPP	405	469	405	469
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$106	$87	$1,189	$873
Weighted-average fair value per share based on Black-Scholes model	$14.66	$11.80	$14.66	$11.80

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. In August 2014, the Company added 2.0 million additional shares to the ESPP pursuant to the plan’s share replenishment provision with respect to the fiscal year ending June 30, 2015. As of December 31, 2014, a total of 2.5 million shares were reserved and available for issuance under the ESPP.
Quarterly cash dividends
On November 6, 2014, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.50 per share on the outstanding shares of the Company’s common stock, which was paid on December 1, 2014 to the stockholders of record as of the close of business on November 17, 2014. The total amount of regular quarterly cash dividends paid by the Company during the three months ended December 31, 2014 and 2013 was $82.3 million and $75.0 million, respectively. The total amount of regular quarterly cash dividends paid by the Company during the six months ended December 31, 2014 and 2013 was $164.7 million and $149.6 million, respectively. The amount of accrued dividends for quarterly cash dividends for unvested restricted stock units with dividend equivalent rights was immaterial as of December 31, 2014.
Special cash dividend
On November 19, 2014, the Company’s Board of Directors declared a special cash dividend of $16.50 per share, which was paid on December 9, 2014 to the stockholders of record as of the close of business on December 1, 2014. Additionally, in connection with the special cash dividend, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved a proportionate and equitable adjustment to outstanding equity awards (restricted stock units and stock options), as required under the 2004 Plan, subject to the vesting requirements of the underlying awards. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. Under the authoritative guidance, the dividend when declared is recognized as a reduction of retained earnings, to the extent available, with any excess recognized as a reduction of additional paid-in-capital. The special cash dividend reduced the retained earnings by $2.1 billion as of the special cash dividend declaration date, reducing the retained earnings amount to zero and the excess amount of the special cash dividend of $646.5 million was charged against additional paid-in capital. The declaration and payment of the special cash dividend are part of the Company’s leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 7, “Debt” that was completed during the three months ended December 31, 2014. The total amount of the special cash dividend accrued by the Company during the three and six months ended December 31, 2014 was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units noted above. The Company did not declare any special cash dividend in the three and six months ended December 31, 2013. For additional details on accrued dividends, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2.
NOTE 9 – STOCK REPURCHASE PROGRAM
The Company’s Board of Directors has authorized a program for the Company to repurchase shares of the Company’s common stock. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18. On July 8, 2014, the Company’s Board of Directors authorized KLA-Tencor to repurchase up to 13 million additional shares of the Company’s common stock. On October 23, 2014, as part of the leveraged recapitalization transaction announcement, the Board of Directors authorized an increase to the existing stock repurchase program of 3.6 million additional shares of the Company's common stock. As of December 31, 2014, an aggregate of approximately 14.8 million shares were available for repurchase under the Company’s repurchase program.

Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2014	2013	2014	2013
Number of shares of common stock repurchased	2,120	959	3,862	1,997
Total cost of repurchases	$148,266	$60,302	$278,949	$120,806
As of December 31, 2014, the Company had repurchased 176,123 shares for $12.6 million, which repurchases had not settled prior to December 31, 2014 and were recorded as a component of other current liabilities.
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
The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Numerator:
Net income	$20,268	$139,246	$92,501	$250,443
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	164,036	166,414	164,440	166,150
Effect of dilutive options and restricted stock units	1,281	1,792	1,510	2,328
Weighted-average shares-diluted	165,317	168,206	165,950	168,478
Basic net income per share	$0.12	$0.84	$0.56	$1.51
Diluted net income per share	$0.12	$0.83	$0.56	$1.49
Anti-dilutive securities excluded from the computation of diluted net income per share	32	—	13	—
NOTE 11 – INCOME TAXES
The following table provides details of income taxes:

	Three months ended December 31,		Six months ended December 31,
(Dollar amounts in thousands)	2014	2013	2014	2013
Income (loss) before income taxes	$(6,268)	$176,745	$92,739	$316,609
Provision (benefit from) for income taxes	$(26,536)	$37,499	$238	$66,166
Effective tax rate	423.4%	21.2%	0.3%	20.9%
The Company’s estimated annual effective tax rate for the fiscal year ending June 30, 2015 is forecasted to be approximately 19% after considering the tax benefit on the pre-tax net loss of $131.7 million due to the redemption of the 2018 Senior Notes. The Company estimates an effective tax rate of approximately 22% for the remainder of the fiscal year ending June 30, 2015.

The difference between the actual tax benefit during the three months ended December 31, 2014 and the estimated annual tax expense is primarily due to the impact of the following items:

•	Tax expense was decreased by $45.8 million during the three months ended December 31, 2014 related to a pre-tax net loss of $131.7 million due to the redemption of the 2018 Senior Notes; and

•
Tax expense was decreased by $10.4 million during the three months ended December 31, 2014 related to the reinstatement of the U.S. federal research credit. On December 19, 2014, the Tax Increase Prevention Act of 2014 reinstated the research credit retroactively to January 1, 2014 through December 31, 2014.

The Company recognized a tax benefit during the three months ended December 31, 2014 compared to a tax expense during three months ended December 31, 2013 primarily due to the impact of the following items:

•	Tax expense was decreased by $45.8 million during the three months ended December 31, 2014 related to a pre-tax net loss of $131.7 million due to the redemption of the 2018 Senior Notes; and

•
Tax expense was decreased by $8.3 million during the three months ended December 31, 2014 related to the reinstatement of the U.S. federal research credit. On December 19, 2014, the Tax Increase Prevention Act of 2014 reinstated the research credit retroactively to January 1, 2014 through December 31, 2014.

Tax expense as a percentage of income before taxes during the six months ended December 31, 2014 was lower compared to the tax expense as a percentage of income during the six months ended December 31, 2013 primarily due to the impact of the following items:

•	Tax expense was decreased by $45.8 million during the six months ended December 31, 2014 related to a pre-tax net loss of $131.7 million due to the redemption of the 2018 Senior Notes;

•
Tax expense was decreased by $3.5 million during the six months ended December 31, 2014 related to the reinstatement of the U.S. federal research credit. On December 19, 2014, the Tax Increase Prevention Act of 2014 reinstated the research credit retroactively to January 1, 2014 through December 31, 2014; offset by

•
Tax expense was decreased by $4.5 million during the six months ended December 31, 2013 related to a non-taxable increase in the value of the assets held within the Company’s Executive Deferred Savings Plan.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2014	2013	2014	2013
Receivables sold under factoring agreements	$47,598	$10,412	$73,218	$56,294
Proceeds from sales of LCs	$—	$—	$6,920	$—
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.3 million each for the three months ended December 31, 2014 and 2013. Rent expense was $4.6 million and $4.4 million for the six months ended December 31, 2014 and 2013, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2015 (remaining 6 months)	$4,246
2016	7,482
2017	5,321
2018	3,688
2019	1,781
2020 and thereafter	1,781
Total minimum lease payments	$24,299
Purchase Commitments. KLA-Tencor maintains commitments to purchase inventory from its suppliers as well as goods and services in the ordinary course of business. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s estimate of its significant purchase commitments is approximately $312.8 million as of December 31, 2014 which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of December 31, 2014, the Company had committed $137.8 million for future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
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

The following table provides the changes in the product warranty accrual for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2014	2013	2014	2013
Beginning balance	$33,059	$37,314	$37,746	$42,603
Accruals for warranties issued during the period	10,212	15,988	17,191	25,296
Changes in liability related to pre-existing warranties	704	(2,424)	(766)	(5,808)
Settlements made during the period	(9,565)	(9,279)	(19,761)	(20,492)
Ending balance	$34,410	$41,599	$34,410	$41,599
The Company maintains guarantee arrangements available through various financial institutions for up to $25.7 million, of which $23.0 million had been issued as of December 31, 2014, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.
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

NOTE 14 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The authoritative guidance requires companies to recognize all derivative instruments and hedging activities, including foreign currency exchange contracts, as either assets or liabilities at fair value on the balance sheet. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are recognized in interest income and other, net in the Condensed Consolidated Statements of Operations. In accordance with the guidance, the Company designates foreign currency forward exchange and option contracts as cash flow hedges of certain forecasted foreign currency denominated sales and purchase transactions.
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
In October 2014, in anticipation of the issuance of the Senior Notes, the Company entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1 billion in aggregate, with contract maturity dates in the second quarter of the fiscal year ending June 30, 2015. Each forward contract was to be closed on the earlier of the completion date of pricing of the portion of the intended debt being hedged or the expiration date. The Company designated each of the Rate Lock Agreements as a qualifying hedging instrument to be accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and the Company recorded the fair value of a $7.5 million receivable as a gain within accumulated other comprehensive income (loss). For the three months and six months ended December 31, 2014, the Company recognized $0.1 million for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. The Company did not record any ineffectiveness for the three months and six months ended December 31, 2014. The cash proceeds of $7.5 million from the settlement of the Rate Lock Agreements were included in the cash flows from operating activities in the condensed consolidated statements of cash flows because the designated hedged item was classified as interest expense in the cash flows from operating activities in the condensed consolidated statements of cash flows.

In addition, in November 2014, the Company entered into a non-designated forward contract to lock the treasury rate used to determine the redemption amount of the 2018 Senior Notes. The objective of the forward contract was to hedge the risk associated with the variability of the redemption amount due to changes in interest rates through the redemption of the existing 2018 Senior Notes. The forward contract had a notional amount of $750 million. The forward contract was terminated in December 2014 and the resulting fair value of $1.2 million receivable was included in the loss on extinguishment of debt and other, net line in the condensed consolidated statements of operations, partially offsetting the loss on redemption of the debt. The cash proceeds from the forward contract were included in the cash flows from financing activities in the condensed consolidated statements of cash flows, partially offsetting the cash outflows for the redemption of the 2018 Senior Notes.
Derivatives in Cash Flow Hedging Relationships: Foreign Exchange and Interest Rate Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the indicated periods were as follows:

		Three months ended December 31,		Six months ended December 31,
(In thousands)	Location in Financial Statements	2014	2013	2014	2013
Derivatives Designated as Hedging Instruments
Gains (losses) in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$11,924	$3,864	$13,957	$3,573
Gains reclassified from accumulated OCI into income (effective portion):	Revenues	$1,933	$(128)	$2,202	$2,322
	Costs of revenues	(475)	150	(516)	216
	Interest expense	126	—	126	—
	Net gains reclassified from accumulated OCI into income (effective portion)	$1,584	$22	$1,812	$2,538
Gains (losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Interest income and other, net	$77	$44	$120	$26
Derivatives Not Designated as Hedging Instruments
Gains recognized in income	Interest income and other, net	$7,187	$2,722	$11,112	$5,348
	Loss on extinguishment of debt and other, net	$1,180	$—	$1,180	$—
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, as of the dates indicated below was as follows:

(In thousands)	As of December 31, 2014	As of June 30, 2014
Cash flow hedge contracts
Purchase	$24,672	$6,066
Sell	$50,058	$33,999
Other foreign currency hedge contracts
Purchase	$106,993	$108,901
Sell	$139,157	$106,322

The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2014	As of June 30, 2014	Balance Sheet Location	As of December 31, 2014	As of June 30, 2014
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$3,817	$120	Other current liabilities	$460	$100
Total derivatives designated as hedging instruments		$3,817	$120		$460	$100
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$7,767	$546	Other current liabilities	$1,356	$798
Total derivatives not designated as hedging instruments		$7,767	$546		$1,356	$798
Total derivatives		$11,584	$666		$1,816	$898
The following table provides the balances and changes in accumulated OCI, before taxes, related to derivative instruments for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2014	2013	2014	2013
Beginning balance	$1,785	$(323)	$(20)	$2,484
Amount reclassified to income	(1,584)	(22)	(1,812)	(2,538)
Net change	11,924	3,864	13,957	3,573
Ending balance	$12,125	$3,519	$12,125	$3,519
Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of December 31, 2014 and June 30, 2014, information related to the offsetting arrangements was as follows (in thousands):

As of December 31, 2014				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$11,584	$—	$11,584	$(1,816)	$—	$9,768
Derivatives - Liabilities	$(1,816)	$—	$(1,816)	$1,816	$—	$—

As of June 30, 2014				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$666	$—	$666	$(423)	$—	$243
Derivatives - Liabilities	$(898)	$—	$(898)	$423	$—	$(475)

NOTE 15 – RELATED PARTY TRANSACTIONS
During the three and six months ended December 31, 2014 and 2013, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or a board member, including Cisco Systems, Inc., Avago Technologies Ltd., NetApp, Inc. and Citrix Systems, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2014	2013	2014	2013
Total revenues	$216	$178	$698	$563
Total purchases	$520	$332	$798	$788
The receivable balance from these parties as of December 31, 2014 and June 30, 2014 was $0.5 million and $1.8 million, respectively. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended December 31,				Six months ended December 31,
(Dollar amounts in thousands)	2014		2013		2014		2013
Revenues:
North America	$236,230	35%	$148,233	21%	$431,600	33%	$327,628	24%
Taiwan	151,676	23%	148,825	21%	278,253	21%	266,116	20%
Japan	84,007	12%	64,223	9%	196,231	15%	145,635	11%
Europe & Israel	36,533	5%	70,295	10%	91,709	7%	191,782	14%
Korea	106,941	16%	152,750	22%	176,228	13%	230,027	17%
Rest of Asia	60,970	9%	120,803	17%	145,237	11%	202,278	14%
Total	$676,357	100%	$705,129	100%	$1,319,258	100%	$1,363,466	100%

The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended December 31,				Six months ended December 31,
(Dollar amounts in thousands)	2014		2013		2014		2013
Revenues:
Defect inspection	$378,374	56%	$394,702	56%	$751,361	57%	$737,865	55%
Metrology	94,723	14%	130,012	18%	189,596	14%	262,994	19%
Service	172,473	25%	160,946	23%	338,776	26%	317,543	23%
Other	30,787	5%	19,469	3%	39,525	3%	45,064	3%
Total	$676,357	100%	$705,129	100%	$1,319,258	100%	$1,363,466	100%
In the three months ended December 31, 2014, three customers accounted for approximately 16%, 14% and 13% of total revenues and in the three months ended December 31, 2013, four customers accounted for approximately 15%, 15%, 12% and 11% of total revenue. In the six months ended December 31, 2014, three customers accounted for approximately 13%, 13% and 12% of total revenues and in the six months ended December 31, 2013, three customers accounted for approximately 18%, 12%, and 11% of total revenue. Three customers each accounted for greater than 10% of net accounts receivables as of December 31, 2014 and June 30, 2014, respectively.
Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of December 31, 2014	As of June 30, 2014
Long-lived assets:
United States	$213,622	$219,280
Europe	18,841	19,527
Singapore	48,231	48,938
Israel	34,060	33,388
Rest of Asia	8,599	9,130
Total	$323,353	$330,263

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; the allocation of capital spending by our customers (and, in particular, the percentage of spending that our customers allocate to process control); growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; our ability to successfully maintain cost discipline; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and revolving line of credit under a Credit Agreement (the “Credit Agreement”) to meet our operating and working capital requirements, including debt service and payment of future dividends; the adoption of new accounting pronouncements; and our repayment of our $3.25 billion of outstanding indebtedness.
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

Our products and services are used by the vast majority of bare wafer, IC, lithography reticle (“reticle” or “mask”) and disk manufacturers around the world. Our products, services and expertise are used by our customers to measure, detect, analyze and resolve critical product defects that arise in that environment in order to control nanometric-level manufacturing processes. Our revenues are driven largely by our customers’ spending on capital equipment and related maintenance services necessary to support key transitions in their underlying product technologies, or to increase their production volumes in response to market demand. Our semiconductor customers generally operate in one or more of the three major semiconductor markets - memory, foundry and logic. All three of these markets are characterized by rapid technological changes and sudden shifts in end-user demand, which influence the level and pattern of our customers’ spending on our products and services. Although capital spending in all three semiconductor markets has historically been very cyclical, the demand for more advanced and lower cost chips used in a growing number of consumer electronics, communications, data processing, and industrial and automotive products has resulted over the long term in a favorable demand environment for our process control and yield management solutions, particularly in the foundry and logic markets which have a higher process control intensity than the memory market.
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
During the three months ended December 31, 2014, new orders for our equipment increased from prior quarter levels on improved demand from our foundry and memory customers. Our semiconductor industry customer base is concentrated and large orders from a relatively limited number of customers account for a substantial portion of our sales, which potentially exposes us to new order volatility.
The demand for our products and our revenue levels are driven by our customers’ needs to solve the process challenges that they face as they adopt new technologies required to fabricate advanced ICs that are increasingly incorporated into sophisticated mobile devices. The timing for our customers in ordering and taking delivery of process control and yield management equipment is also determined by our customers’ requirements to meet the next-generation production ramp schedules. Our earnings will depend not only on our revenue levels, but also on the amount of research and development spending required to meet our customers’ technology roadmaps. We have continued to scale our production volumes and capacity to meet anticipated customer requirements and remain at risk of incurring significant inventory-related and other restructuring charges if business conditions deteriorate. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications, as well as to reduce cost.

The following table sets forth some of our key quarterly unaudited financial information that we use to manage our business:

(In thousands, except net income per share)	Three months ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Total revenues	$676,357	$642,901	$734,343	$831,599	$705,129	$658,337
Total costs and operating expenses	$521,643	$533,748	$561,329	$570,436	$517,147	$508,426
Gross margin	$393,144	$354,434	$407,678	$488,773	$419,315	$380,680
Income from operations	$154,714	$109,153	$173,014	$261,163	$187,982	$149,911
Net income	$20,268	$72,233	$128,731	$203,581	$139,246	$111,197
Net income per share:
Basic (1)	$0.12	$0.44	$0.78	$1.22	$0.84	$0.67
Diluted (1)	$0.12	$0.43	$0.77	$1.21	$0.83	$0.66
__________________

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted-average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted per share information may not equal annual (or other multiple-quarter calculations of) basic and diluted earnings per share.

Our net income decreased to $20.3 million in the three months ended December 31, 2014, primarily as a result of a pre-tax net loss of $131.7 million as a result of the net loss on extinguishment of debt and certain one-time expenses of $2.5 million associated with the leveraged recapitalization. In the three months ended September 30, 2014 and December 31, 2013, we reported net income of $72.2 million and $139.2 million. Because the charges associated with the pre-tax net loss on extinguishment of our debt and leveraged recapitalization expenses are not recurring expenses, we expect our quarterly profitability in the next quarter to improve.
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
There were no significant changes in our critical accounting estimates and policies during the three months ended December 31, 2014. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2014 for a more complete discussion of our critical accounting policies and estimates.

Valuation of Goodwill and Intangible Assets
We have four reporting units: Defect Inspection, Metrology, Service and Other. As of December 31, 2014, substantially all of the goodwill balance resided in the Defect Inspection reporting unit. The fair value of each of our reporting units was substantially in excess of its estimated carrying amount at the time of the most recent quantitative analysis of goodwill impairment performed during the three months ended December 31, 2010. There have been no triggering events or changes in circumstances since that quantitative analysis to indicate that the fair value of any of our reporting units would be less than its carrying amount.
We performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2014 during the three months ended December 31, 2014 and concluded that there was no impairment. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying amount of goodwill in any reporting unit may not be recoverable. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable.
Our next annual assessment of the goodwill by reporting unit will be performed during the three months ending December 31, 2015. If we were to encounter challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions, we may be required to perform the two-step quantitative goodwill impairment analysis. In addition, if such conditions have the effect of changing one of the critical assumptions or estimates we use to calculate the value of our goodwill or intangible assets, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment assessment in the second quarter of fiscal year 2016 or prior to that, if any triggering event occurs outside of the quarter during which the annual goodwill impairment assessment is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material to our results of operations.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. We derive revenue from three sources—sales of systems, spare parts and services. In general, we recognize revenue for systems when the system has been installed, is operating according to predetermined specifications and is accepted by the customer. When we have demonstrated a history of successful installation and acceptance, we recognize revenue upon delivery and customer acceptance.
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

Recent Accounting Pronouncements
Recently Adopted
In July 2013, the FASB issued an accounting standard update that provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under the new standard, in most circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in our financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. This accounting standard update became effective for our interim period ended September 30, 2014, and its adoption did not have a material impact on our condensed consolidated financial statements.
Updates Not Yet Effective
In May 2014, the FASB issued an accounting standard update regarding revenue from customer contracts to transfer goods and services or non-financial assets, unless the contracts are covered by other standards (for example, insurance or lease contracts). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The updates are effective for us beginning the first quarter of our fiscal year ending June 30, 2018. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of this accounting standard update on our condensed consolidated financial statements.
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
RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	December 31, 2014	September 30, 2014	December 31, 2013	Q2 FY15 vs. Q1 FY15		Q2 FY15 vs. Q2 FY14
Revenues:
Product	$503,884	$476,598	$544,183	$27,286	6%	$(40,299)	(7)%
Service	172,473	166,303	160,946	6,170	4%	11,527	7%
Total revenues	$676,357	$642,901	$705,129	$33,456	5%	$(28,772)	(4)%
Costs of revenues	$283,213	$288,467	$285,814	$(5,254)	(2)%	$(2,601)	(1)%
Gross margin percentage	58%	55%	59%

	Six months ended
(Dollar amounts in thousands)	December 31, 2014	December 31, 2013	Q2 FY15 YTD vs. Q2 FY14 YTD
Revenues:
Product	$980,482	$1,045,923	$(65,441)	(6)%
Service	338,776	317,543	21,233	7%
Total revenues	1,319,258	1,363,466	(44,208)	(3)%
Costs of revenues	$571,680	$563,471	$8,209	1%
Gross margin percentage	57%	59%

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
Product revenues increased during the three months ended December 31, 2014 compared to the three months ended September 30, 2014, primarily due to increased investments by a foundry customer to support its leading edge technology development and capacity expansion.
Product revenues decreased during the three and six months ended December 31, 2014 compared to the three and six months ended December 31, 2013, respectively, primarily as a result of lower revenues from our foundry, logic and memory customers across multiple geographies, partially offset by higher revenues from a leading edge foundry customer.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of our service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues during the three months ended December 31, 2014 increased compared to each of the three months ended September 30, 2014 and December 31, 2013, and service revenues during the six months ended December 31, 2014 increased compared to the six months ended December 31, 2013, primarily due to an increase over time in the number of post-warranty systems installed at our customers’ sites.
Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended
(Dollar amounts in thousands)	December 31, 2014		September 30, 2014		December 31, 2013
North America	$236,230	35%	$195,370	30%	$148,233	21%
Taiwan	151,676	23%	126,577	20%	148,825	21%
Japan	84,007	12%	112,224	17%	64,223	9%
Europe & Israel	36,533	5%	55,176	9%	70,295	10%
Korea	106,941	16%	69,287	11%	152,750	22%
Rest of Asia	60,970	9%	84,267	13%	120,803	17%
Total	$676,357	100%	$642,901	100%	$705,129	100%
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
The following tables summarize the major factors that contributed to the changes in gross margin percentage:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended	Six months ended
September 30, 2014	55.1%	December 31, 2013	59.5%	58.7%
Revenue volume of products and service	0.5%	Revenue volume of products and service	(1.2)%	(1.0)%
Mix of products and services sold	1.4%	Mix of products and services sold	0.1%	(0.7)%
Manufacturing labor, overhead and efficiencies	1.4%	Manufacturing labor, overhead and efficiencies	(0.8)%	(0.9)%
Other service and manufacturing costs	(0.3)%	Other service and manufacturing costs	0.5%	0.6%
December 31, 2014	58.1%	December 31, 2014	58.1%	56.7%
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
Our gross margin increased to 58.1% during the three months ended December 31, 2014 from 55.1% during the three months ended September 30, 2014, primarily due to the favorable mix and volume of products and services, as well as improved manufacturing efficiencies.
Our gross margin decreased to 58.1% during the three months ended December 31, 2014 from 59.5% during the three months ended December 31, 2013, primarily due to a less favorable revenue volume, as well as reduced manufacturing efficiencies driven by lower manufacturing output, partially offset by lower charges for inventory obsolescence.
Our gross margin decreased to 56.7% during the six months ended December 31, 2014 from 58.7% during the six months ended December 31, 2013, primarily due to the less favorable mix and volume of products and services, as well as the impact of reduced manufacturing efficiencies driven by lower manufacturing output, partially offset by lower charges for inventory obsolescence.
Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	December 31, 2014	September 30, 2014	December 31, 2013	Q2 FY15 vs. Q1 FY15		Q2 FY15 vs. Q2 FY14
R&D expenses	$133,557	$143,637	$134,587	$(10,080)	(7)%	$(1,030)	(1)%
R&D expenses as a percentage of total revenues	20%	22%	19%

(Dollar amounts in thousands)	Six months ended
	December 31, 2014	December 31, 2013	Q2 FY15 YTD vs. Q2 FY14 YTD
R&D expenses	$277,194	$266,860	$10,334	4%
R&D expenses as a percentage of total revenues	21%	20%

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
R&D expenses during the three months ended December 31, 2014 decreased compared to the three months ended September 30, 2014, primarily due to a decrease in employee-related expenses of $5.4 million, primarily as a result of lower employee benefit and severance expenses, and a decrease in engineering materials and consulting costs of $4.0 million.
R&D expenses during the three months ended December 31, 2014 were relatively flat compared to the three months ended December 31, 2013, primarily due to a decrease in engineering materials and consulting costs of $4.6 million, partially offset by a lower benefit from external funding of $3.6 million and an increase in employee-related expenses of $0.8 million.
R&D expenses during the six months ended December 31, 2014 increased compared to the six months ended December 31, 2013, primarily due to an increase in employee-related expenses of $11.6 million from higher engineering headcount and employee benefit expenses as well as a lower benefit from external funding of $6.8 million, partially offset by a decrease in engineering materials and consulting costs of $7.2 million.
R&D expenses include the benefit of $0.6 million, $0.4 million and $4.2 million of external funding received from government grants during the three months ended December 31, 2014, September 30, 2014 and December 31, 2013, respectively, for certain strategic development programs.
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
Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	December 31, 2014	September 30, 2014	December 31, 2013	Q2 FY15 vs. Q1 FY15		Q2 FY15 vs. Q2 FY14
SG&A expenses	$104,873	$101,644	$96,746	$3,229	3%	$8,127	8%
SG&A expenses as a percentage of total revenues	16%	16%	14%

	Six months ended
(Dollar amounts in thousands)	December 31, 2014	December 31, 2013	Q2 FY15 YTD vs. Q2 FY14 YTD
SG&A expenses	$206,517	$195,242	$11,275	6%
SG&A expenses as a percentage of total revenues	16%	14%
SG&A expenses during the three months ended December 31, 2014 increased compared to the three months ended September 30, 2014, primarily due to a total of $2.5 million in SG&A expenses related to advisory fees from third parties, including financial advisory fees, legal fees and valuation fees in connection with our leveraged recapitalization transaction, during the three months ended December 31, 2014, an increase in travel related expenses of $1.2 million and an increase in severance expenses of $1.2 million, partially offset by a decrease in consulting related expense of $1.0 million.
SG&A expenses during the three months ended December 31, 2014 increased compared to the three months ended December 31, 2013, primarily due to an increase in expenses of $2.5 million related to advisory fees from third parties, including financial advisory fees, legal fees and valuation fees in connection with the leveraged recapitalization transaction during the three months ended December 31, 2014, as well as higher cost of support for sales evaluations of $1.9 million and an increase in severance expenses of $1.6 million. In addition, during the three months ended December 31, 2013, SG&A expenses were favorably impacted by our receipt of $1.1 million in proceeds from a class action settlement, as well as our recovery of $1.1 million in receivables that had previously been classified as a bad debt expense during the three months ended December 31, 2013, both of which resulted in a decrease of our SG&A expense for the three months ended December 31, 2013 relative to December 31, 2014.

SG&A expenses during the six months ended December 31, 2014 increased compared to the six months ended December 31, 2013, primarily due to an increase in expenses of $2.5 million related to advisory fees from third parties, including financial advisory fees, legal fees and valuation fees in connection with the leveraged recapitalization transaction during the three months ended December 31, 2014, as well as higher cost of support for sales evaluations of $4.5 million, and an increase in severance expenses of $1.9 million. In addition, during the three months ended December 31, 2013, SG&A expenses were favorably impacted by our receipt of $1.1 million in proceeds from a class action settlement, as well as our recovery of $1.1 million in receivables that had previously been classified as a bad debt expense during the three months ended December 31, 2013, both of which resulted in a decrease of our SG&A expense for the three months ended December 31, 2013 relative to December 31, 2014.
Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	December 31, 2014	September 30, 2014	December 31, 2013
Interest income and other, net	$1,988	$3,375	$2,074
Interest expense	$31,301	$13,521	$13,311
Interest income and other, net as a percentage of total revenues	—%	1%	—%
Interest expense as a percentage of total revenues	5%	2%	2%

(Dollar amounts in thousands)	Six months ended
	December 31, 2014	December 31, 2013
Interest income and other, net	$5,363	$5,689
Interest expense	$44,822	$26,973
Interest income and other, net as a percentage of total revenues	—%	—%
Interest expense as a percentage of total revenues	3%	2%
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
Interest income and other, net during the three months ended December 31, 2014 decreased compared to the three months ended September 30, 2014, primarily due to less realized gain from available for sale securities of $1.4 million.
Interest income and other, net during the three months ended December 31, 2014 compared to the three months ended December 31, 2013 remained relatively unchanged.
Interest income and other, net during the six months ended December 31, 2014 compared to the six months ended December 31, 2013 was relatively flat due to an increase in realized gain from available for sale securities of $1.3 million offset by $2.1 million in foreign currency losses due to the volatility of foreign currencies against the U.S. dollar.
Interest expense increased during the three and six months ended December 31, 2014 and 2013, primarily due to the issuance of $2.5 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”) and entry into the $750 million unsecured prepayable term loan facility during the three months ended December 31, 2014 relative to $750 million of 6.900% Senior Notes due in 2018 (the “2018 Senior Notes”) for the three and six months ended December 31, 2013.
We expect our interest expense for the third and fourth quarter of fiscal year ending June 30, 2015 to be similar to the second quarter of fiscal year ending June 30, 2015.

Loss on extinguishment of debt and other, net
For the three and six months ended December 31, 2014, loss on extinguishment of debt and other, net, reflected a pre-tax net loss of $131.7 million associated with the redemption of our $750 million of the 2018 Senior Notes. Included in the loss on extinguishment of debt and other, net is the $1.2 million gain on the non-designated forward contract that was entered into by us in anticipation of the redemption of the 2018 Senior Notes, which were redeemed in December 2014. Refer to “Note 7, Debt” and “Note 14, Derivative Instruments and Hedging Activities” for further details. We had no loss on extinguishment of debt and other, net in the three and six months ended December 31, 2013. We do not expect to incur additional loss on extinguishment of debt and other, net in connection with the redemption of the 2018 Senior Notes in the third or fourth fiscal quarter of the fiscal year ending June 30, 2015 or in the near future.
Provision for Income Taxes
The following table provides details of income taxes:

	Three months ended December 31,		Six months ended December 31,
(Dollar amounts in thousands)	2014	2013	2014	2013
Income (loss) before income taxes	$(6,268)	$176,745	$92,739	$316,609
Provision (benefit from) for income taxes	$(26,536)	$37,499	$238	$66,166
Effective tax rate	423.4%	21.2%	0.3%	20.9%
Our estimated annual effective tax rate for the fiscal year ending June 30, 2015 is forecasted to be approximately 19% after considering the tax benefit on a pre-tax net loss of $131.7 million due to the redemption of the 2018 Senior Notes. We estimate an effective tax rate of approximately 22% for the remainder of the fiscal year ending June 30, 2015.
The difference between the actual tax benefit during the three months ended December 31, 2014 and the estimated annual tax expense is primarily due to the impact of the following items:

•	Tax expense was decreased by $45.8 million during the three months ended December 31, 2014 related to a pre-tax net loss of $131.7 million due to the redemption of the 2018 Senior Notes; and

•
Tax expense was decreased by $10.4 million during the three months ended December 31, 2014 related to the reinstatement of the U.S. federal research credit. On December 19, 2014, the Tax Increase Prevention Act of 2014 reinstated the research credit retroactively to January 1, 2014 through December 31, 2014.

We recognized a tax benefit during the three months ended December 31, 2014 compared to a tax expense during three months ended December 31, 2013 primarily due to the impact of the following items:

•	Tax expense was decreased by $45.8 million during the three months ended December 31, 2014 related to a pre-tax net loss of $131.7 million due to the redemption of the 2018 Senior Notes; and

•
Tax expense was decreased by $8.3 million during the three months ended December 31, 2014 related to the reinstatement of the U.S. federal research credit. On December 19, 2014, the Tax Increase Prevention Act of 2014 reinstated the research credit retroactively to January 1, 2014 through December 31, 2014.

Tax expense as a percentage of income before taxes during the six months ended December 31, 2014 was lower compared to the tax expense as a percentage of income during the six months ended December 31, 2013 primarily due to the impact of the following items:

•	Tax expense was decreased by $45.8 million during the six months ended December 31, 2014 related to a pre-tax net loss of $131.7 million due to the redemption of the 2018 Senior Notes;

•
Tax expense was decreased by $3.5 million during the six months ended December 31, 2014 related to the reinstatement of the U.S. federal research credit. On December 19, 2014, the Tax Increase Prevention Act of 2014 reinstated the research credit retroactively to January 1, 2014 through December 31, 2014; offset by

•	Tax expense was decreased by $4.5 million during the six months ended December 31, 2013 related to a non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan.

In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examination for all years beginning from the fiscal year ended June 30, 2011. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2010. We are also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2010. It is possible that certain examinations may be concluded in the next twelve months. We believe it is possible that we may recognize up to $11.6 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	As of December 31, 2014	As of June 30, 2014
Cash and cash equivalents	$584,865	$630,861
Marketable securities	1,781,968	2,521,776
Total cash, cash equivalents and marketable securities	$2,366,833	$3,152,637
Percentage of total assets	47%	57%

	Six months ended December 31,
(In thousands)	2014	2013
Cash flows:
Net cash provided by operating activities	$46,010	$292,519
Net cash provided by (used in) investing activities	701,315	(262,788)
Net cash used in financing activities	(781,582)	(221,319)
Effect of exchange rate changes on cash and cash equivalents	(11,739)	(420)
Net decrease in cash and cash equivalents	$(45,996)	$(192,008)
Cash and Cash Equivalents and Marketable Securities:
As of December 31, 2014, our cash, cash equivalents and marketable securities totaled $2.4 billion, which is a decrease of $786 million from June 30, 2014. The decrease is primarily attributable to payment of a special cash dividend of $2.7 billion, redemption of our 2018 Senior Notes of $877 million and stock repurchases of $266 million, partially offset by net proceeds of an aggregate of $3.2 billion from our issuance of Senior Notes and borrowings under our five-year senior unsecured prepayable term loans under our Credit Facility. As of December 31, 2014, $1.3 billion of our $2.4 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to permanently reinvest $1.1 billion of the cash held by our foreign subsidiaries and branch offices. If, however, a portion of these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from where the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $129 million of the $1.3 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Quarterly Cash Dividends and Special Cash Dividend:
During three months ended December 31, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.50 per share on our outstanding common stock, which was paid on December 1, 2014 to our stockholders of record as of the close of business on November 17, 2014. During the same period in fiscal year 2014, our Board of Directors declared and paid a regular quarterly cash dividend of $0.45 per share on our outstanding common stock. The total amount of regular quarterly cash dividends paid during the three months ended December 31, 2014 and 2013 was $82 million and $75 million, respectively. The total amount of regular quarterly cash dividends paid during the six months ended December 31, 2014 and 2013 was $165 million and $150 million, respectively. The increase in the amount of regular quarterly cash dividends paid during the three and six months ended December 31, 2014 reflected the increase in the level of our regular quarterly cash dividend from $0.45 to $0.50 per share that was instituted during the three months ended September 30, 2014.

On November 19, 2014, we declared a special cash dividend of $16.50 per share on our outstanding common stock which was paid on December 9, 2014 to our stockholders of record as of the close of business on December 1, 2014. Additionally, in connection with the special cash dividend, our Board of Directors and our Compensation Committee of our Board of Directors approved a proportionate and equitable adjustment to outstanding equity awards (restricted stock units and stock options) under the 2004 Equity Incentive Plan (the “2004 Plan”), as required by the 2004 Plan, subject to the vesting requirements of the underlying awards. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. The declaration and payment of the special cash dividend was part of our leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 7, “Debt” that was completed during the three months ended December 31, 2014. The total amount of the special cash dividend accrued during the three and six months ended December 31, 2014 was approximately $2.76 billion, substantially all of which was paid during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units described in detail in Note 8, “Equity and Long-term Incentive Compensation Plans.” We did not declare any special cash dividend in the three and six months ended December 31, 2013.
Stock Repurchases:
The shares repurchased under our stock repurchase program have decreased our basic and diluted weighted-average shares outstanding for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The stock repurchase program is intended, in part to offset shares issued in connection with the exercise of employee stock options, purchases under our ESPP program and the vesting of employee restricted stock units.
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the six months ended December 31, 2014 decreased by $247 million compared to the six months ended December 31, 2013 primarily as a result of the following factors:

•	A decrease in collections of approximately $267 million due to lower shipments during the six months ended December 31, 2014 compared to the six months ended December 31, 2013;

•	An increase in payroll payments of approximately $29 million during the six months ended December 31, 2014 compared to the six months ended December 31, 2013;

•	An increase in interest payment of approximately $7 million during the six months ended December 31, 2014 compared to the six months ended December 31, 2013; partially offset by

•	A decrease in accounts payable payments of approximately $59 million during the six months ended December 31, 2014 compared to the six months ended December 31, 2013.
Cash Flows from Investing Activities:
Net cash provided by investing activities during the six months ended December 31, 2014 increased compared to the six months ended December 31, 2013, primarily as a result of net proceeds from available-for-sale and trading securities in the six months ended December 31, 2014 of $954 million.
Cash Flows from Financing Activities:
Net cash used in financing activities during the six months ended December 31, 2014 increased by $560 million compared to the six months ended December 31, 2013. Net cash used in financing activities was impacted by:

•
An increase in dividend payments of $2.7 billion during the six months ended December 31, 2014 compared to the six months ended December 31, 2013, reflecting the payments for the special cash dividend during the six months ended December 31, 2014 and an increase in our quarterly dividend from $0.45 to $0.50 per share that was instituted during the three months ended September 30, 2014;

•	Payments for the redemption of our 2018 Senior notes of $877 million during the six months ended December 31, 2014 compared to the six months ended December 31, 2013;

•	An increase in common stock repurchases of $146 million during the six months ended December 31, 2014 compared to the six months ended December 31, 2013; partially offset by

•
Proceeds of an aggregate of $3.2 billion from the issuance of Senior Notes and borrowings under the five-year senior unsecured prepayable term loans, net of debt issuance costs, during the six months ended December 31, 2014 compared to the six months ended December 31, 2013.

Debt Issuance - Senior Notes:
In November 2014, we issued $2.5 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”). We issued the Senior Notes as part of the leveraged recapitalization plan whereby the proceeds from the Senior Notes in conjunction with the proceeds from the term loans (described below) and cash on hand were used (x) to fund a special cash dividend of $16.50 per share, aggregating to approximately $2.76 billion, (y) to redeem $750 million of 2018 Senior Notes, including associated redemption premiums, accrued interest and other fees and expenses and (z) for other general corporate purposes, including repurchases of shares pursuant to the our stock repurchase program. The interest rate specified for each series of the Senior Notes will be subject to adjustments from time to time if Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) or, under certain circumstances, a substitute rating agency selected by us as a replacement for Moody’s or S&P, as the case may be (a “Substitute Rating Agency”), downgrades (or subsequently upgrades) its rating assigned to the respective series of Senior Notes such that the adjusted rating is below investment grade. If the adjusted rating of any series of Senior Notes from Moody’s (or, if applicable, any Substitute Rating Agency) is decreased to Ba1, Ba2, Ba3 or B1 or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively (“bps” refers to Basis Points and 1% is equal to 100 bps). If the rating of any series of Senior Notes from S&P (or, if applicable, any Substitute Rating Agency) with respect to such series of Senior Notes is decreased to BB+, BB, BB- or B+ or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively. The interest rates on any series of Senior Notes will permanently cease to be subject to any adjustment (notwithstanding any subsequent decrease in the ratings by any of Moody’s, S&P and, if applicable, any Substitute Rating Agency) if such series of Senior Notes becomes rated “Baa1” (or its equivalent) or higher by Moody’s (or, if applicable, any Substitute Rating Agency) and “BBB+” (or its equivalent) or higher by S&P (or, if applicable, any Substitute Rating Agency), or one of those ratings if rated by only one of Moody’s, S&P and, if applicable, any Substitute Rating Agency, in each case with a stable or positive outlook. In October 2014, we entered into a series of forward contracts to lock the 10-year treasury rate (“benchmark rate”) on a portion of the Senior Notes with a notional amount of $1 billion in aggregate. For additional details, refer to Note 14, “Derivative Instruments and Hedging Activities.”
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year, beginning May 1, 2015. The debt indenture (the “Indenture”) includes covenants that limit our ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to significant allowances under which certain sale and leaseback transactions are not restricted. As of December 31, 2014, we were in compliance with all of the covenants under the Indenture associated with the Senior Notes.
Debt Issuance - Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, we entered into $750 million of five-year senior unsecured prepayable term loans and a $500 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement. The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades by Moody’s and S&P. The spread could range from 100 bps to 175 bps based on the then effective credit rating. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee could range from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility based on the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter, commencing with the quarter ending March 31, 2015 and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). We may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty.
Future principal payments for the term loans as of December 31, 2014, are as follows:

Fiscal Quarters Ending	Quarterly Payment (in thousands)
March 31, 2015 through December 31, 2016	$9,375
March 31, 2017 through December 31, 2017	$14,063
March 31, 2018 through September 30, 2019	$18,750
December 31, 2019	$487,500

The Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters for the fiscal quarters as described below.

Fiscal Quarters Ending	Maximum Leverage Ratio
December 31, 2014	4.50:1.00
March 31, 2015 and June 30, 2015	4.25:1.00
September 30, 2015 and December 31, 2015	4.00:1.00
March 31, 2016 through September 30, 2016	3.75:1.00
December 31, 2016 and March 31, 2017	3.50:1.00
Thereafter	3.00:1.00
As of December 31, 2014, we were in compliance with the financial covenants mentioned above under the Credit Agreement and had no outstanding borrowings under the unfunded revolving credit facility.
Debt Redemption:
In December 2014, we redeemed the $750 million aggregate principal amount of 2018 Senior Notes. The redemption resulted in a pre-tax net loss on extinguishment of debt of $131.7 million for the three months ended December 31, 2014, which includes $1.2 million of gain upon the termination of the non-designated forward contract described below.
In addition, in November 2014, we entered into a non-designated forward contract to lock the treasury rate to be used for determining the redemption amount as part of our plan to redeem the existing 2018 Senior Notes. The notional amount of the non-designated forward contract was $750 million. For additional details, refer to Note 14, “Derivative Instruments and Hedging Activities.”
Contractual Obligations:
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2014:

	Fiscal year ending June 30,
(In thousands)	Total	2015 (2)	2016	2017	2018	2019	2020 and thereafter	Other
Debt obligations(1)	$3,250,000	$18,750	$37,500	$46,875	$315,625	$75,000	$2,756,250	$—
Interest payment associated with all debt obligations (3)	1,119,214	59,681	118,865	118,252	114,522	110,396	597,498	—
Purchase commitments(4)	312,755	270,210	41,367	813	300	1	64	—
Non-current income taxes payable(5)	72,040	—	—	—	—	—	—	72,040
Operating leases	24,299	4,246	7,482	5,321	3,688	1,781	1,781	—
Cash long-term incentive program(6)	137,754	1,474	44,684	44,684	31,116	15,796	—	—
Pension obligations	24,084	850	1,635	1,532	1,969	1,853	16,245	—
Other(7)	42,987	1,764	22,056	9,393	6,719	3,055	—	—
Total contractual cash obligations	$4,983,133	$356,975	$273,589	$226,870	$473,939	$207,882	$3,371,838	$72,040
__________________

(1)	In November 2014, we issued $750 million aggregate principal amount of term loans due in 2020 and $2.5 billion aggregate principal amount of Senior Notes due from fiscal year 2018 to fiscal year 2035.

(2)	For remaining six months of fiscal year 2015.

(3)
The interest payments associated with the Senior Notes obligations included in the table above are based on the principal amount multiplied by the applicable coupon rate for each series of Senior Notes. Our future interest payments are subject to change if our then effective credit rating is below investment grade as discussed above. The interest payments under the term loans are payable on the borrowed amounts at the LIBOR plus 125 bps. As of December 31, 2014, we utilized the existing interest rates to project our estimated term loans interest payments for the next five years. The interest payment under the revolving credit facility for the undrawn balance is payable at 15 bps as a commitment fee based on the daily undrawn balance and we utilized the existing rate for the projected interest payments included in the table above. Our future interest payments for the term loans and the revolving credit facility are subject to change due to future fluctuations in LIBOR rates as well as any upgrades or downgrades to our then effective credit rating.

(4)
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

(5)
Represents the non-current income tax payable obligation and related accrued interest. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

(6)	Represents the amount committed under our cash long-term incentive program. The expected payment after estimated forfeitures is approximately $112 million.

(7)
Represents the amount committed for accrued dividend payable, substantially all of which are for the special cash dividend for the unvested restricted stock units as of the dividend record date as well as restricted stock units granted with dividend equivalent rights. For additional details, refer to Note 8, “Equity and Long-term Incentive Compensation Plans”.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2014	2013	2014	2013
Receivables sold under factoring agreements	$47,598	$10,412	$73,218	$56,294
Proceeds from sales of LCs	$—	$—	$6,920	$—
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $26 million, of which $23 million had been issued as of December 31, 2014, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.

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
Working Capital:
Working capital was $3.1 billion as of December 31, 2014, which was a decrease of $587 million compared to our working capital as of June 30, 2014. The decrease in working capital is primarily attributable to payment of a special cash dividend of $2.7 billion, redemption of 2018 Senior Notes of $877 million, stock repurchases of $266 million, partially offset by the aggregate of net proceeds from issuance of Senior Notes and borrowings in our prepayable term loans of $3.2 billion. As of December 31, 2014, our principal sources of liquidity consisted of $2.4 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $500 million unfunded revolving credit facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months. Our working capital is expected to be impacted starting in the third quarter of the fiscal year ending June 30, 2015 when we start making debt related principal and interest payments as well special cash dividend payments for dividend equivalent rights as and when the related restricted stock units vest.
Our credit ratings and outlooks as of December 31, 2014 are summarized below:

Rating Agency	Rating	Outlook
Fitch	BBB-	Stable
Moody’s	Baa2	Stable
Standard & Poor’s	BBB	Stable
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

(In thousands)	As of December 31, 2014	As of June 30, 2014
Cash flow hedge contracts
Purchase	$24,672	$6,066
Sell	$50,058	$33,999
Other foreign currency hedge contracts
Purchase	$106,993	$108,901
Sell	$139,157	$106,322
In October 2014, in anticipation of the issuance of the Senior Notes, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1 billion in aggregate, with contract maturity dates in the second quarter of the fiscal year ending June 30, 2015. Each forward contract was to be closed on the earlier of the completion date of pricing of the portion of the intended debt being hedged or the expiration date. We designated each of the Rate Lock Agreements as a qualifying hedging instrument to be accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of a $7.5 million receivable as a gain within accumulated other comprehensive income (loss). For the three months and six months ended December 31, 2014, we recognized $0.1 million for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. We did not record any ineffectiveness for the three months and six months ended December 31, 2014. The cash proceeds of $7.5 million from the settlement of the Rate Lock Agreements were included in the cash flows from operating activities in the condensed consolidated statements of cash flows because the designated hedged item was classified as interest expense in the cash flows from operating activities in the condensed consolidated statements of cash flows.
In addition, in November 2014, we entered into a non-designated forward contract to lock the treasury rate used to determine the redemption amount of the 2018 Senior Notes. The objective of the forward contract was to hedge the risk associated with the variability of the redemption amount due to changes in interest rates through the redemption of the existing 2018 Senior Notes. The forward contract had a notional amount of $750 million. The forward contract was terminated in December 2014 and the resulting fair value of $1.2 million receivable was included in the loss on extinguishment of debt and other, net line in the condensed consolidated statements of operations, partially offsetting the loss on redemption of the debt. The cash proceeds from the forward contract were included in the cash flows from financing activities in the condensed consolidated statements of cash flows, partially offsetting the cash outflows for the redemption of the 2018 Senior Notes.

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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2014. Actual results may differ materially.
As of December 31, 2014, we had an investment portfolio of fixed income securities of $1.8 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2014, the fair value of the portfolio would have declined by $1.2 million.
In November 2014, we issued $2.5 billion aggregate principal amount of fixed rate senior, unsecured long-term notes (collectively referred to as “Senior Notes”) due in various years ranging from 2018 to 2035. The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2014, the book value and the fair value of our Senior Notes were $2.5 billion and $2.6 billion, respectively. Additionally, the interest expense for the Senior Notes is subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. Following a rating change below investment grade, the stated interest rate for each series of Senior Notes may increase between 25 bps to 100 bps based on the adjusted credit rating. Refer to Note 7, “Debt” to the condensed consolidated financial statements in Part I, Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2 for additional details. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy. As of December 31, 2014, if our credit rating was downgraded below investment grade by Moody’s and S&P, the maximum potential increase to our annual interest expense on the Senior Notes, considering a 200 bps increase to the stated interest rate for each series of our Senior Notes, is estimated to be approximately $50.0 million.

In November 2014, we entered into $750 million aggregate principal amount of floating rate senior, unsecured prepayable term loans due in 2019 and a $500 million unfunded revolving credit facility. The interest rates for the term loans are based on LIBOR plus a fixed spread and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades. The spread could range from 100 bps to 175 bps based on the adjusted credit rating. The fair value of the term loans is subject to interest rate risk only to the extent of the fixed spread portion of the interest rates which does not fluctuate with change in interest rates. As of December 31, 2014, the difference between book value and fair value of our term loans was immaterial. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the unfunded revolving credit facility which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee could range from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility based on the prevailing credit rating. As of December 31, 2014, if LIBOR-based interest rates increased by 100 bps, the change would increase our annual interest expense annually by approximately $6.0 million as it relates to our borrowings under the term loans. Additionally, as of December 31, 2014, if our credit rating was downgraded to be below investment grade, the maximum potential increase to our annual interest expense for the term loans and the revolving credit facility, using the highest range of the ranges discussed above, is estimated to be approximately $4.3 million.
See Note 4, “Marketable Securities,” to the condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of December 31, 2014.
As of December 31, 2014, we had net forward and option contracts to sell $57.6 million in foreign currency in order to hedge certain currency exposures (see Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a detailed description). If we had entered into these contracts on December 31, 2014, the U.S. dollar equivalent would have been $47.8 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $17.6 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition, we face a number of risks specific to ongoing changes in the semiconductor industry, as the significant majority of our sales are made to semiconductor manufacturers. Some of the trends that our management monitors in operating our business include the following:

•	the increasing cost of building and operating fabrication facilities and the impact of such increases on our customers’ investment decisions;

•	differing market growth rates and capital requirements for different applications, such as memory, logic and foundry;

•	lower innate levels of process control adoption by our memory customers compared to our foundry and logic customers;

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

•
changes in semiconductor manufacturing processes that are extremely costly for our customers to implement and, accordingly, our customer could reduce their budgets that are available for process control equipment by reducing inspection and metrology sampling rates for certain technologies;

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
Our outstanding indebtedness was substantially increased in the second quarter of our fiscal year ending June 30, 2015 and, as a result, our capital structure is more highly leveraged.
As of December 31, 2014, we had $3.25 billion aggregate principal amount of outstanding indebtedness, represented by $2.5 billion aggregate principal amount of senior, unsecured long-term notes and $750.0 million of term loans under a Credit Agreement (the “Credit Agreement”). Additionally, we have commitments for an unfunded revolving credit facility of $500.0 million under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded revolving credit facility under the Credit Agreement and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
In addition, the interest rates of the senior, unsecured long-term notes may be subject to adjustments from time to time if Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or, under certain circumstances, a substitute rating agency selected by us as a replacement for Moody’s or S&P, as the case may be (a “Substitute Rating Agency”), downgrades (or subsequently upgrades) its rating assigned to the respective series of notes such that the adjusted rating is below investment grade. Accordingly, changes by Moody’s, S&P, or a Substitute Rating Agency to the rating of any series of notes, our outlook or credit rating could require us to pay additional interest, which may negatively affect the value and liquidity of our debt and the market price of our common stock could decline. Factors that can affect our credit rating include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, including the incurrence of additional indebtedness, and our business strategy.

In certain circumstances involving a change of control followed by a downgrade of the rating of a series of notes by at least two of Moody’s, S&P and Fitch Inc., unless we have exercised its right to redeem the notes of such series, we will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s notes of that series pursuant to the offer described below (the “Change of Control Offer”). In the Change of Control Offer, we will be required to offer payment in cash equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest, if any, on the notes repurchased, up to, but not including, the date of repurchase. We cannot make any assurance that we will have sufficient financial resources at such time or will be able to arrange financing to pay the repurchase price of that series of notes. Our ability to repurchase that series of notes in such event may be limited by law, by the indenture associated with that series of notes, or by the terms of other agreements to which we may be party at such time. If we fail to repurchase that series of notes as required by the terms of such notes, it would constitute an event of default under the indenture governing that series of notes which, in turn, may also constitute an event of default under other of our obligations.
The term loans under the Credit Agreement bear interest at a floating rate, which is based on the London Interbank Offered Rate plus a fixed spread, and, therefore, any increase in interest rates would require us to pay additional interest, which may have an adverse effect on the value and liquidity of our debt and the market price of our common stock could decline. The interest rate under the Credit Facility is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. Additionally, under the Credit Agreement, we are required to comply with affirmative and negative covenants, which include the maintenance of certain financial ratios, refer to Note 7, “Debt”, for additional details on the financial ratios requirements. If we fail to comply with these covenants, we will be in default and our borrowings will become immediately due and payable. There can be no assurances that we will have sufficient financial resources or we will be able to arrange financing to repay our borrowings at such time. In addition, certain of our domestic subsidiaries under the Credit Agreement are required to guarantee our borrowings under the Credit Agreement. In the event that we default on our borrowings, these domestic subsidiaries shall be liable for our borrowings, which could disrupt our operations and result in a material adverse impact on our business, financial condition or stock price.
Our leveraged capital structure may adversely affect our financial condition, results of operations and earnings per share
We completed our leveraged recapitalization transaction during the fiscal quarter ended December 31, 2014, which included raising approximately $3.25 billion in new borrowings, consisting of $2.5 billion aggregate principal amount of senior, unsecured long-term notes and $750.0 million of term loans under the Credit Agreement, payment of a special cash dividend of approximately $2.76 billion and prepayment of our $750 million existing senior notes due in 2018. Our issuance and maintenance of higher levels of indebtedness could have adverse consequences including, but not limited to:

•	a negative impact on our ability to satisfy our future obligations;

•
an increase in the portion of our cash flows that may have to be dedicated to increased interest and principal payments that may not be available for operations, working capital, capital expenditures, acquisitions, investments, dividends, stock repurchases, general corporate or other purposes;

•	an impairment of our ability to obtain additional financing in the future; and

•	obligations to comply with restrictive and financial covenants as noted above.
Our ability to satisfy our future expenses as well as our new debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. Furthermore, our future operations may not generate sufficient cash flows to enable us to meet our future expenses and service our new debt obligations, which may impact our ability to manage our capital structure to preserve and maintain our investment grade rating. If our future operations do not generate sufficient cash flows, we may need to access the unfunded revolving credit facility of $500 million under the Credit Agreement or enter into new financing arrangements to obtain necessary funds. If we determine it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, we may not be able to obtain it on acceptable terms. If we fail to make a payment associated with our new debt obligations, we could be in default on such debt, and such a default could cause us to be in default on our other outstanding indebtedness.

There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts.
Our Board of Directors first instituted a quarterly dividend during the fiscal year ended June 30, 2005. Since that time, we have announced a number of increases in the amount of our quarterly dividend level as well as payment of a special cash dividend that was declared and paid in the second quarter of our fiscal year ending June 30, 2015. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends may be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; changes to our business model; and our increased interest and principal payments required by our $3.25 billion aggregate principal amount of outstanding indebtedness and any additional indebtedness that we may incur in the future. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended December 31, 2014 (1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2014 to October 31, 2014	—	$—	16,873,936
November 1, 2014 to November 30, 2014	—	$—	16,873,936
December 1, 2014 to December 31, 2014	2,119,898	$69.94	14,754,038
Total	2,119,898	$69.94
__________________

(1)
Our Board of Directors has authorized a program for us to repurchase shares of our common stock. The total number and dollar amount of shares repurchased for the six months ended December 31, 2014 and fiscal years ended June 30, 2014, 2013 and 2012 were 3.9 million shares ($278.9 million), 3.8 million shares ($240.8 million), 5.4 million shares ($273.3 million) and 5.8 million shares ($263.9 million), respectively. On July 8, 2014, we announced that our Board of Directors had authorized us to repurchase up to 13 million additional shares under this program. On October 23, 2014, we announced that our Board of Directors had authorized us to repurchase up to 3.6 million additional shares under this program.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

4.1	Indenture dated November 6, 2014 between KLA-Tencor Corporation and Wells Fargo Bank, National Association, as trustee	8-K	No. 000-09992	4.1	November 7, 2014

4.2	Form of Officer’s Certificate setting forth the terms of the Notes (with form of Notes attached)	8-K	No. 000-09992	4.2	November 7, 2014

10.45	2004 Equity Incentive Plan (as amended and restated (as of August 7, 2014))*	8-K	No. 000-09992	10.45	August 12, 2014

10.46	Form of Restricted Stock Unit Agreement for U.S. Employees (with Dividend Equivalents) (approved August 2014)*	8-K	No. 000-09992	10.46	August 12, 2014

10.47	Form of Restricted Stock Unit Agreement for French Participants (with Dividend Equivalents) (approved August 2014)*	8-K	No. 000-09992	10.47	August 12, 2014

10.48	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (with Dividend Equivalents) (approved August 2014)*	8-K	No. 000-09992	10.48	August 12, 2014

10.49	Form of Restricted Stock Unit Award Notification (Performance-Vesting) (approved August 2014)*	8-K	No. 000-09992	10.49	August 12, 2014

10.50	Form of Restricted Stock Unit Award Notification (Service-Vesting; 25% Annual Vesting) (approved August 2014)*	8-K	No. 000-09992	10.50	August 12, 2014

10.51	Form of Restricted Stock Unit Award Notification (Service-Vesting; 50% Vesting Year Two, 50% Vesting Year Four) (approved August 2014)*	8-K	No. 000-09992	10.51	August 12, 2014

10.52	Form of Restricted Stock Unit Award Notification (France) (approved August 2014)*	8-K	No. 000-09992	10.52	August 12, 2014

10.54	Credit Agreement dated November 14, 2014 among KLA-Tencor Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	No. 000-09992	10.54	November 17, 2014

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Denotes a management contract, plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

January 22, 2015	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

January 22, 2015	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 22, 2015	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

4.1	Indenture dated November 6, 2014 between KLA-Tencor Corporation and Wells Fargo Bank, National Association, as trustee	8-K	No. 000-09992	4.1	November 7, 2014

4.2	Form of Officer’s Certificate setting forth the terms of the Notes (with form of Notes attached)	8-K	No. 000-09992	4.2	November 7, 2014

10.45	2004 Equity Incentive Plan (as amended and restated (as of August 7, 2014))*	8-K	No. 000-09992	10.45	August 12, 2014

10.46	Form of Restricted Stock Unit Agreement for U.S. Employees (with Dividend Equivalents) (approved August 2014)*	8-K	No. 000-09992	10.46	August 12, 2014

10.47	Form of Restricted Stock Unit Agreement for French Participants (with Dividend Equivalents) (approved August 2014)*	8-K	No. 000-09992	10.47	August 12, 2014

10.48	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (with Dividend Equivalents) (approved August 2014)*	8-K	No. 000-09992	10.48	August 12, 2014

10.49	Form of Restricted Stock Unit Award Notification (Performance-Vesting) (approved August 2014)*	8-K	No. 000-09992	10.49	August 12, 2014

10.50	Form of Restricted Stock Unit Award Notification (Service-Vesting; 25% Annual Vesting) (approved August 2014)*	8-K	No. 000-09992	10.50	August 12, 2014

10.51	Form of Restricted Stock Unit Award Notification (Service-Vesting; 50% Vesting Year Two, 50% Vesting Year Four) (approved August 2014)*	8-K	No. 000-09992	10.51	August 12, 2014

10.52	Form of Restricted Stock Unit Award Notification (France) (approved August 2014)*	8-K	No. 000-09992	10.52	August 12, 2014

10.54	Credit Agreement dated November 14, 2014 among KLA-Tencor Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	No. 000-09992	10.54	November 17, 2014

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Denotes a management contract, plan or arrangement.