Form 10-Q
period 2015-03-31
KLA TENCOR CORP
filed 2015-04-24
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of April 10, 2015, there were 159,921,055 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$621,892	$630,861
Marketable securities	1,717,893	2,521,776
Accounts receivable, net	631,608	492,863
Inventories	632,353	656,457
Deferred income taxes	236,563	215,676
Other current assets	126,802	69,197
Total current assets	3,967,111	4,586,830
Land, property and equipment, net	321,081	330,263
Goodwill	335,291	335,355
Purchased intangibles, net	15,548	27,697
Other non-current assets	263,189	258,519
Total assets	$4,902,220	$5,538,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,189	$103,422
Deferred system profit	146,355	147,923
Unearned revenue	58,295	59,176
Current portion of long-term debt	37,500	—
Other current liabilities	631,276	585,090
Total current liabilities	976,615	895,611
Non-current liabilities:
Long-term debt	3,199,299	747,919
Unearned revenue	52,500	57,500
Other non-current liabilities	179,865	168,288
Total liabilities	4,408,279	1,869,318
Commitments and contingencies (Note 12 and Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	534,330	1,220,504
Retained earnings (accumulated deficit)	(2,582)	2,479,113
Accumulated other comprehensive income (loss)	(37,807)	(30,271)
Total stockholders’ equity	493,941	3,669,346
Total liabilities and stockholders’ equity	$4,902,220	$5,538,664

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands, except per share amounts)	2015	2014	2015	2014
Revenues:
Product	$565,181	$670,083	$1,545,663	$1,716,006
Service	173,278	161,516	512,054	479,059
Total revenues	738,459	831,599	2,057,717	2,195,065
Costs and operating expenses:
Costs of revenues	320,282	342,826	891,962	906,297
Engineering, research and development	124,583	134,161	401,777	401,021
Selling, general and administrative	98,608	93,449	305,125	288,691
Total costs and operating expenses	543,473	570,436	1,598,864	1,596,009
Income from operations	194,986	261,163	458,853	599,056
Interest income and other, net	1,976	3,479	7,339	9,168
Interest expense	30,508	13,396	75,330	40,369
Loss on extinguishment of debt and other, net	—	—	131,669	—
Income before income taxes	166,454	251,246	259,193	567,855
Provision for income taxes	34,816	47,665	35,054	113,831
Net income	$131,638	$203,581	$224,139	$454,024
Net income per share:
Basic	$0.81	$1.22	$1.37	$2.73
Diluted	$0.81	$1.21	$1.36	$2.70
Cash dividends declared per share (including a special cash dividend of $16.50 per share declared during the three months ended December 31, 2014)	$0.50	$0.45	$18.00	$1.35
Weighted-average number of shares:
Basic	161,559	166,253	163,494	166,184
Diluted	162,794	167,989	164,930	168,355

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands)	2015	2014	2015	2014
Net income	$131,638	$203,581	$224,139	$454,024
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	(4,687)	(13)	(21,756)	3,908
Change in income tax benefit or expense	2,370	113	8,343	(661)
Net change related to currency translation adjustments	(2,317)	100	(13,413)	3,247
Cash flow hedges:
Change in net unrealized gains or losses	(1,309)	(1,752)	12,648	1,821
Reclassification adjustments for net gains or losses included in net income	(3,920)	(934)	(5,732)	(3,472)
Change in income tax benefit or expense	1,885	962	(2,492)	591
Net change related to cash flow hedges	(3,344)	(1,724)	4,424	(1,060)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	1,212	142	2,525	542
Available-for-sale securities:
Change in net unrealized gains or losses	3,277	844	153	5,641
Reclassification adjustments for gains or losses included in net income	(60)	(281)	(1,976)	(1,728)
Change in income tax benefit or expense	(822)	(183)	751	(1,346)
Net change related to available-for-sale securities	2,395	380	(1,072)	2,567
Other comprehensive income (loss)	(2,054)	(1,102)	(7,536)	5,296
Total comprehensive income	$129,584	$202,479	$216,603	$459,320

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$224,139	$454,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,570	61,062
Asset impairment charges	1,698	1,374
Loss on extinguishment of debt and other, net	131,669	—
Non-cash stock-based compensation expense	43,098	46,812
Excess tax benefit from equity awards	(15,186)	(20,187)
Net gain on sale of marketable securities and other investments	(1,976)	(1,728)
Changes in assets and liabilities, net of impact of acquisition of business:
Increase in accounts receivable, net	(162,234)	(34,193)
Decrease (increase) in inventories	11,002	(47,481)
Decrease (increase) in other assets	(62,492)	8,470
Increase in accounts payable	700	5,121
Increase (decrease) in deferred system profit	(1,569)	15,630
Increase in other liabilities	59,008	41,342
Net cash provided by operating activities	288,427	530,246
Cash flows from investing activities:
Acquisition of non-marketable securities	—	(1,345)
Acquisition of business	—	(18,000)
Capital expenditures, net	(36,554)	(54,436)
Purchase of available-for-sale securities	(1,433,856)	(1,156,107)
Proceeds from sale of available-for-sale securities	1,664,898	723,225
Proceeds from maturity of available-for-sale securities	564,283	110,924
Purchase of trading securities	(48,949)	(53,046)
Proceeds from sale of trading securities	50,558	53,400
Net cash provided by (used in) investing activities	760,380	(395,385)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	3,224,906	—
Repayment of debt	(886,742)	—
Issuance of common stock	29,578	92,100
Tax withholding payments related to vested and released restricted stock units	(29,790)	(51,556)
Common stock repurchases	(435,030)	(180,686)
Payment of dividends to stockholders	(2,961,402)	(224,405)
Excess tax benefit from equity awards	15,186	20,187
Net cash used in financing activities	(1,043,294)	(344,360)
Effect of exchange rate changes on cash and cash equivalents	(14,482)	332
Net decrease in cash and cash equivalents	(8,969)	(209,167)
Cash and cash equivalents at beginning of period	630,861	985,390
Cash and cash equivalents at end of period	$621,892	$776,223
Supplemental cash flow disclosures:
Income taxes paid, net	$65,830	$76,877
Interest paid	$37,569	$26,436
Non-cash activities:
Purchase of land, property and equipment - investing activities	$2,255	$4,103
Dividends payable - financing activities	$41,412	$—

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
The results of operations for the nine months ended March 31, 2015, which include a pre-tax net loss of $131.7 million incurred during the second quarter of the fiscal year ending June 30, 2015 as a result of the pre-tax net loss on extinguishment of debt (described in further detail below), are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2015. The Company classified such pre-tax net loss on extinguishment of debt as an adjustment to reconcile net income to net cash provided by operating activities and the gross redemption payments for the prepayment of the 6.900% senior, unsecured long-term notes due in 2018 (the “2018 Senior Notes”) as a cash outflow from financing activities in the condensed consolidated statements of cash flows for the nine months ended March 31, 2015.
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

In many instances, products are sold in stand-alone arrangements. Services are sold separately through renewals of annual maintenance contracts. The Company has multiple element revenue arrangements in cases where certain elements of a sales arrangement are not delivered and accepted in one reporting period. To determine the relative fair value of each element in a revenue arrangement, the Company allocates arrangement consideration based on the selling price hierarchy. For substantially all of the arrangements with multiple deliverables pertaining to products and services, the Company uses vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) to allocate the selling price to each deliverable. The Company determines TPE based on historical prices charged for products and services when sold on a stand-alone basis. When the Company is unable to establish relative selling price using VSOE or TPE, the Company uses estimated selling price (“ESP”) in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. ESP could potentially be used for new or customized products. The Company regularly reviews relative selling prices and maintains internal controls over the establishment and updates of these estimates.
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

In June 2014, the FASB issued an accounting standard update regarding stock-based compensation that clarifies the accounting treatment when terms of an award provide that a performance target could be achieved after the requisite service period ends. The update requires that a performance target that affects vesting that could be achieved after the requisite service period ends be treated as a performance condition. The update is effective for the Company beginning in the first quarter of the Company’s fiscal year ending June 30, 2017, with early adoption permitted. The Company early adopted this accounting standard update and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Updates Not Yet Effective
In April 2015, the FASB issued accounting standards update regarding simplification of the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update is effective for the Company beginning in the first quarter of the fiscal year ending June 30, 2017. Earlier adoption is permitted for financial statements that have not been previously issued and the Company is required to apply the guidance on a retrospective basis with additional disclosure requirements upon transition. The Company does not expect this adoption to have a material impact on its condensed consolidated financial statements.
In May 2014, the FASB issued an accounting standard update regarding revenue from customer contracts to transfer goods and services or non-financial assets unless the contracts are covered by other standards (for example, insurance or lease contracts). Under the new guidance, an entity should recognize revenue in connection with the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The updates are effective for the Company beginning in the first quarter of the fiscal year ending June 30, 2018. In April 2015, the FASB announced a deferral of the effective date by one year, with early adoption on the original effective date permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

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
The Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of March 31, 2015, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. As of March 31, 2015, the types of instruments valued based on quoted market prices in active markets included money market funds, U.S. Treasury securities, certain sovereign securities and certain U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
As of March 31, 2015, the types of instruments valued based on other observable inputs included corporate debt securities, municipal securities and certain U.S. Government agency securities and sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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
Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of March 31, 2015 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
U.S. Government agency securities	$23,233	$23,233	$—
Corporate debt securities	15,998	—	15,998
Money market and other	406,337	406,337	—
Marketable securities:
U.S. Treasury securities	331,740	331,740	—
U.S. Government agency securities	649,703	611,969	37,734
Municipal securities	33,059	—	33,059
Corporate debt securities	647,144	—	647,144
Sovereign securities	49,345	8,975	40,370
Total cash equivalents and marketable securities(1)	2,156,559	1,382,254	774,305
Other current assets:
Derivative assets	5,822	—	5,822
Other non-current assets:
Executive Deferred Savings Plan	167,859	93,539	74,320
Total financial assets(1)	$2,330,240	$1,475,793	$854,447
Liabilities
Other current liabilities:
Derivative liabilities	$(3,725)	$—	$(3,725)
Total financial liabilities	$(3,725)	$—	$(3,725)
________________
(1) Excludes cash of $158.8 million held in operating accounts and time deposits of $24.7 million as of March 31, 2015.

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
There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three and nine months ended March 31, 2015. The Company did not have significant assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of March 31, 2015 or June 30, 2014.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS
Balance Sheet Components

(In thousands)	As of March 31, 2015	As of June 30, 2014
Accounts receivable, net:
Accounts receivable, gross	$653,261	$514,690
Allowance for doubtful accounts	(21,653)	(21,827)
	$631,608	$492,863
Inventories:
Customer service parts	$203,473	$203,194
Raw materials	226,797	221,612
Work-in-process	153,447	171,249
Finished goods	48,636	60,402
	$632,353	$656,457
Other current assets:
Prepaid expenses	$44,008	$35,478
Income tax related receivables	69,874	27,452
Other current assets	12,920	6,267
	$126,802	$69,197
Land, property and equipment, net:
Land	$40,403	$41,848
Buildings and leasehold improvements	313,500	302,537
Machinery and equipment	507,446	491,167
Office furniture and fixtures	21,279	20,945
Construction-in-process	5,411	8,945
	888,039	865,442
Less: accumulated depreciation and amortization	(566,958)	(535,179)
	$321,081	$330,263
Other non-current assets:
Executive Deferred Savings Plan(1)	$167,858	$159,996
Deferred tax assets – long-term	63,840	75,138
Other non-current assets	31,491	23,385
	$263,189	$258,519
Other current liabilities:
Warranty	$35,429	$37,746
Executive Deferred Savings Plan(1)	169,431	160,527
Compensation and benefits	170,495	203,990
Income taxes payable	12,933	15,283
Interest payable	44,719	8,769
Customer credits and advances	91,490	79,373
Other accrued expenses	106,779	79,402
	$631,276	$585,090
Other non-current liabilities:
Pension liabilities	$54,302	$59,908
Income taxes payable	66,615	59,575
Other non-current liabilities	58,948	48,805
	$179,865	$168,288

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan under which certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of KLA-Tencor. Distributions from the plan commence following a participant’s retirement or termination of employment or on a specified date allowed per the plan provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. Participants can generally elect the distributions to be paid in lump sum or quarterly cash payments over a scheduled period for up to 15 years and are allowed to make subsequent changes to their existing elections as permissible under the plan provisions. The liability associated with deferred compensation plan is included as a component of other current liabilities. The Company also has a deferred compensation asset that corresponds to the liability under the deferred compensation plan and it is included as a component of other non-current assets. The plan assets are classified as trading securities.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of March 31, 2015	$(30,684)	$1,728	$4,412	$(13,263)	$(37,807)

Balance as of June 30, 2014	$(17,271)	$2,800	$(12)	$(15,788)	$(30,271)
The effects on net income of amounts reclassified from accumulated OCI to the Condensed Consolidated Statement of Operations for the indicated period were as follows (in thousands):

	Location in the Condensed Consolidated	Three months ended March 31,		Nine months ended March 31,
Accumulated OCI Components	Statements of Operations	2015	2014	2015	2014
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$4,306	$895	$6,508	$3,217
	Costs of revenues	(575)	39	(1,091)	255
	Interest expense	189	—	315	—
	Net gains reclassified from accumulated OCI	$3,920	$934	$5,732	$3,472

Unrealized gains on available-for-sale securities	Interest income and other, net	$60	$281	$1,976	$1,728
The amounts reclassified out of accumulated OCI related to the Company’s defined pension plans, which were recognized as a component of net periodic cost for the three and nine months ended March 31, 2015 were $1.3 million and $2.8 million, respectively. The amounts reclassified out of accumulated OCI related to the Company’s defined pension plans, which were recognized as a component of net periodic cost for the three and nine months ended March 31, 2014, were $0.3 million and $0.9 million, respectively. For additional details, refer to Note 11, “Employee Benefit Plans” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of March 31, 2015 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$331,075	$690	$(25)	$331,740
U.S. Government agency securities	672,200	789	(53)	672,936
Municipal securities	33,089	6	(36)	33,059
Corporate debt securities	662,163	1,173	(194)	663,142
Money market and other	406,337	—	—	406,337
Sovereign securities	49,321	32	(8)	49,345
Subtotal	2,154,185	2,690	(316)	2,156,559
Add: Time deposits(1)	24,663	—	—	24,663
Less: Cash equivalents	463,330	1	(2)	463,329
Marketable securities	$1,715,518	$2,689	$(314)	$1,717,893

As of June 30, 2014 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$384,165	$287	$(52)	$384,400
U.S. Government agency securities	867,309	651	(117)	867,843
Municipal securities	96,198	93	(75)	96,216
Corporate debt securities	1,220,794	3,526	(152)	1,224,168
Money market and other	397,517	—	—	397,517
Sovereign securities	42,227	46	(9)	42,264
Subtotal	3,008,210	4,603	(405)	3,012,408
Add: Time deposits(1)	33,509	—	—	33,509
Less: Cash equivalents	524,149	—	(8)	524,141
Marketable securities	$2,517,570	$4,603	$(397)	$2,521,776
________________

(1)	Time deposits excluded from fair value measurements.
KLA-Tencor’s investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in market interest rates, bond yields and/or credit ratings. The Company believes that it has the ability to realize the full value of all of these investments upon maturity. The following table summarizes the fair value and gross unrealized losses of the Company’s investments that were in an unrealized loss position as of the date indicated below:

As of March 31, 2015 (In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$131,732	$(25)
U.S. Government agency securities	85,554	(52)
Municipal securities	22,429	(36)
Corporate debt securities	139,007	(193)
Sovereign securities	19,360	(8)
Total	$398,082	$(314)
__________________

(1)	Of the total gross unrealized losses, the amount of total gross unrealized losses related to investments that had been in a continuous loss position for 12 months or more was immaterial.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company’s Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of March 31, 2015 (In thousands)	Amortized Cost	Fair Value
Due within one year	$625,908	$626,235
Due after one year through three years	1,089,610	1,091,658
	$1,715,518	$1,717,893
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains on available-for-sale securities for the three months ended March 31, 2015 and 2014 were $0.2 million and $0.3 million, respectively. Realized gains on available-for-sale securities for the nine months ended March 31, 2015 and 2014 were $2.3 million and $1.8 million, respectively. Realized losses on available-for-sale securities for the three and nine months ended March 31, 2015 and 2014 were immaterial.
NOTE 5 – BUSINESS COMBINATION
On March 28, 2014, the Company acquired certain assets and liabilities of a privately-held company that developed and sold software to mask manufacturers, semiconductor fabs and mask inspection and review equipment manufacturers, for a total purchase consideration of $18 million in cash.
The following table represents the purchase price allocation and summarizes the aggregate estimated fair values of the net assets acquired on the closing date of the acquisition:

(In thousands)	Purchase Price Allocation
Intangibles	$9,400
Goodwill	8,730
Liabilities assumed	(130)
Cash consideration paid	$18,000
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $8.7 million of goodwill was assigned to the Defect Inspection reporting unit.
NOTE 6 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balances and the movements during the nine months ended March 31, 2015:

(In thousands)
As of June 30, 2014	$335,355
Adjustments	(64)
As of March 31, 2015	$335,291
The changes in the gross goodwill balance since June 30, 2014 resulted from foreign currency translation adjustments.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in prior business combinations. The Company has four reporting units: Defect Inspection, Metrology, Service and Other. As of March 31, 2015, substantially all of the goodwill balance resided within the Defect Inspection reporting unit.

The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2014 during the three months ended December 31, 2014 and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. As of December 31, 2014, the Company’s assessment indicated that goodwill in the reporting units was not impaired. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the second quarter of the fiscal year ending June 30, 2015. The next annual assessment of the goodwill by reporting unit will be performed in the second quarter of the fiscal year ending June 30, 2016.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of March 31, 2015			As of June 30, 2014
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$141,659	$132,668	$8,991	$141,659	$126,567	$15,092
Patents	6-13 years	57,648	56,348	1,300	57,648	54,398	3,250
Trade name/Trademark	4-10 years	19,893	18,538	1,355	19,893	17,427	2,466
Customer relationships	6-7 years	54,980	51,078	3,902	54,980	48,915	6,065
Other	0-1 year	17,299	17,299	—	17,299	16,475	824
Total		$291,479	$275,931	$15,548	$291,479	$263,782	$27,697
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
For the three months ended March 31, 2015 and 2014, amortization expense for intangible assets was $4.0 million and $3.5 million, respectively. For the nine months ended March 31, 2015 and 2014, amortization expense for intangible assets was $12.1 million and $11.9 million, respectively. Based on the intangible assets recorded as of March 31, 2015, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2015 (remaining 3 months)	$3,653
2016	7,564
2017	2,806
2018	1,525
Total	$15,548

NOTE 7 – DEBT
The following table summarizes the debt of the Company as of March 31, 2015 and June 30, 2014:

	As of March 31, 2015		As of June 30, 2014
	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
Fixed-rate 6.900% Senior notes due on May 1, 2018	$—		$750,000	7.001%
Fixed-rate 2.375% Senior notes due on November 1, 2017	250,000	2.396%	—
Fixed-rate 3.375% Senior notes due on November 1, 2019	250,000	3.377%	—
Fixed-rate 4.125% Senior notes due on November 1, 2021	500,000	4.128%	—
Fixed-rate 4.650% Senior notes due on November 1, 2024(1)	1,250,000	4.682%	—
Fixed-rate 5.650% Senior notes due on November 1, 2034	250,000	5.670%	—
Term loans	740,625		—
Total debt	3,240,625		750,000
Unamortized discount	(3,826)		(2,081)
Total debt	$3,236,799		$747,919

Reported as:
Current portion of long-term debt	$37,500		$—
Long-term debt	3,199,299		747,919
Total debt	$3,236,799		$747,919
__________________

(1)
The effective interest rate disclosed above for this series of Senior Notes excludes the impact of the treasury rate lock hedge discussed below. The effective interest rate including the impact of the treasury rate lock hedge was 4.626%.

Debt Issuance - Senior Notes:
In November 2014, the Company issued $2.5 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”). The Company issued the Senior Notes as part of the leveraged recapitalization plan under which the proceeds from the Senior Notes in conjunction with the proceeds from the term loans (described below) and cash on hand were used (x) to fund a special cash dividend of $16.50 per share, aggregating to approximately $2.76 billion, (y) to redeem $750 million of 2018 Senior Notes, including associated redemption premiums, accrued interest and other fees and expenses and (z) for other general corporate purposes, including repurchases of shares pursuant to the Company’s stock repurchase program. The interest rate specified for each series of the Senior Notes will be subject to adjustments from time to time if Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) or, under certain circumstances, a substitute rating agency selected by us as a replacement for Moody’s or S&P, as the case may be (a “Substitute Rating Agency”), downgrades (or subsequently upgrades) its rating assigned to the respective series of Senior Notes such that the adjusted rating is below investment grade. If the adjusted rating of any series of Senior Notes from Moody’s (or, if applicable, any Substitute Rating Agency) is decreased to Ba1, Ba2, Ba3 or B1 or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively (“bps” refers to Basis Points and 1% is equal to 100 bps). If the rating of any series of Senior Notes from S&P (or, if applicable, any Substitute Rating Agency) with respect to such series of Senior Notes is decreased to BB+, BB, BB- or B+ or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively. The interest rates on any series of Senior Notes will permanently cease to be subject to any adjustment (notwithstanding any subsequent decrease in the ratings by any of Moody’s, S&P and, if applicable, any Substitute Rating Agency) if such series of Senior Notes becomes rated “Baa1” (or its equivalent) or higher by Moody’s (or, if applicable, any Substitute Rating Agency) and “BBB+” (or its equivalent) or higher by S&P (or, if applicable, any Substitute Rating Agency), or one of those ratings if rated by only one of Moody’s, S&P and, if applicable, any Substitute Rating Agency, in each case with a stable or positive outlook. In October 2014, the Company entered into a series of forward contracts to lock the 10-year treasury rate (“benchmark rate”) on a portion of the Senior Notes with a notional amount of $1 billion in aggregate. For additional details, refer to Note 14, “Derivative Instruments and Hedging Activities.”

The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year, beginning, May 1, 2015. The debt indenture (the “Indenture”) includes covenants that limit the Company’s ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of March 31, 2015, the Company was in compliance with all of its covenants under the Indenture associated with the Senior Notes.
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of March 31, 2015 and June 30, 2014 was $2.6 billion and $893.7 million, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy. Refer to Contractual Obligations under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” showing future payments of long-term debt at face value as well as payment of associated interest.
Debt Issuance - Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, the Company entered into $750 million of five-year senior unsecured prepayable term loans and a $500 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement (the “Credit Agreement”). The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with the Company’s credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the then effective credit rating. The Company is also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with the Company’s credit rating downgrades or upgrades by Moody’s and S&P. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter, which commenced as of March 31, 2015, and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). The Company may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty.
Future principal payments for the Company’s term loans as of March 31, 2015, are as follows:

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

The Company was in compliance with the financial covenants under the Credit Agreement as of March 31, 2015 and had no outstanding borrowings under the unfunded revolving credit facility. Refer to Liquidity and Capital Resources under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details. Also, refer to Contractual Obligations under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” showing future payments of term loans as well as payments of associated interest.
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
NOTE 8 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
As of March 31, 2015, the Company had two plans under which the Company was able to issue equity incentive awards, such as restricted stock units and stock options, to its employees, consultants and members of its Board of Directors: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 1998 Director Plan (the “Outside Director Plan”).
2004 Plan:
The 2004 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to the Company’s employees, consultants and members of its Board of Directors. As of March 31, 2015, 6.1 million shares were available for issuance under the 2004 Plan.
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
Outside Director Plan
The Outside Director Plan only permits the issuance of stock options to the non-employee members of the Board of Directors. As of March 31, 2015, 1.7 million shares were available for grant under the Outside Director Plan.

Equity Incentive Plans - General Information
The following table summarizes the combined activity under the Company’s equity incentive plans for the indicated periods:

(In thousands)	Available For Grant
Balances as of June 30, 2014	8,804
Restricted stock units granted(1)(3)	(1,191)
Restricted stock units canceled(1)	181
Options granted/canceled/expired/forfeited	11
Plan shares expired(2)	(10)
Balances as of March 31, 2015(4)	7,795
__________________

(1)	The number of restricted stock units provided in this row reflects the application of the award multiplier as described above (1.8x or 2.0x depending on the grant date of the applicable award).

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

(3)
Includes restricted stock units granted to senior management during the nine months ended March 31, 2015 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of March 31, 2015, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during the nine months ended March 31, 2015, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (i.e., 0.6 million shares for the nine months ended March 31, 2015 after the application of 2.0x multiplier described above). The Company has granted only restricted stock units under its equity incentive program since October 2007, except the number of shares subject to outstanding options under the 2004 Plan was adjusted during the three months ended December 31, 2014 due to a proportionate and equitable adjustment under the 2004 Plan provisions as discussed below. For the preceding several years until October 31, 2007, stock options were granted at the market price of the Company’s common stock on the date of grant generally with vesting period terms ranging from one to five years. Restricted stock units may be granted with varying criteria such as service-based and/or performance-based vesting.

(4)
During the three months ended December 31, 2014, the Company adjusted the number of shares subject to outstanding options under the 2004 Plan by an aggregate of 4,245 shares pursuant to a proportionate and equitable adjustment for the effect of the special cash dividend, as required by the 2004 Plan. The total number of outstanding options under the 2004 Plan as well as the associated exercise prices were adjusted to ensure the aggregate intrinsic value remained the same after considering the effect of the special cash dividend. As the adjustment was required by the 2004 Plan, under the authoritative guidance, the adjustment to the outstanding awards did not result in any incremental compensation expense. Additionally, the adjustment did not have an impact on the shares available for future issuance under the 2004 Plan.

The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. The fair value for purchase rights under the Company’s Employee Stock Purchase Plan is determined using a Black-Scholes valuation model and for restricted stock units granted without “dividend equivalent” rights using the closing price of the Company’s common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those restricted stock units. In November 2013, the Company’s stockholders approved amendments to the 2004 Plan that included, among other things, giving the plan administrator the ability to grant “dividend equivalent” rights in connection with awards of restricted stock units, performance shares, performance units and deferred stock units before they are fully vested as discussed above. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date. As of March 31, 2015, the Company accrued $41.4 million of dividends payable, substantially all of which is related to the special cash dividend for the unvested restricted stock units outstanding as of the dividend record date as well as restricted stock units granted with dividend equivalent rights during the nine months ended March 31, 2015, which entitle the holders of such equity awards to the same dividend value per share as holders of common stock subject to meeting the vesting requirements of the underlying equity awards.

The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2015	2014	2015	2014
Stock-based compensation expense by:
Costs of revenues	$1,642	$1,688	$5,842	$7,186
Engineering, research and development	2,941	3,512	10,016	12,797
Selling, general and administrative	8,184	7,523	27,240	26,829
Total stock-based compensation expense	$12,767	$12,723	$43,098	$46,812
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of March 31, 2015	As of June 30, 2014
Inventory	$3,294	$8,278
Stock Options
The following table summarizes the activity and weighted-average exercise price for stock options under all plans during the nine months ended March 31, 2015:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2014	141	$40.70
Granted	4	$32.11
Exercised	(118)	$40.42
Canceled/expired/forfeited	(11)	$39.97
Outstanding stock options as of March 31, 2015 (all outstanding and all vested and exercisable)	16	$31.28
The Company has not issued any stock options since October 2007. However, during the three months ended December 31, 2014, the Company adjusted the number of shares subject to outstanding options under the 2004 Plan by an aggregate of 4,245 shares pursuant to a proportionate and equitable adjustment for the effect of the special cash dividend, as required by the 2004 Plan. The total number of outstanding options under the 2004 Plan as well as the associated exercise prices were adjusted to ensure the aggregate intrinsic value remained the same after considering the effect of the special cash dividend. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. Additionally, the adjustment did not have an impact on the shares available for future issuance under the 2004 Plan. As of March 31, 2015, the Company had no unrecognized stock-based compensation balance related to outstanding stock options. The weighted-average remaining contractual term for total options outstanding under all plans all of which were vested and exercisable as of March 31, 2015 was 0.1 years. The aggregate intrinsic value for total options outstanding under all plans (all of which were vested and exercisable as of March 31, 2015) was $0.4 million.
The following table shows the total intrinsic value of options exercised, total cash received from employees and non-employee Board members as a result of stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2015	2014	2015	2014
Total intrinsic value of options exercised	$171	$4,626	$4,090	$15,940
Total cash received from employees and non-employee Board members as a result of stock option exercises	$175	$13,334	$5,392	$70,065
Tax benefits realized by the Company in connection with these exercises	$59	$1,147	$1,828	$4,825

The Company generally settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.
Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the nine months ended March 31, 2015 and restricted stock units outstanding as of March 31, 2015 and June 30, 2014:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2014	3,356	$38.95
Granted(2)	596	$74.48
Vested and released	(751)	$33.08
Withheld for taxes	(397)	$33.08
Forfeited	(100)	$39.26
Outstanding restricted stock units as of March 31, 2015	2,704	$49.28
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. As described above, under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8 or 2.0 (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes restricted stock units granted to senior management during the nine months ended March 31, 2015 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of March 31, 2015, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied (i.e., 0.3 million shares during the nine months ended March 31, 2015).

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
The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands, except for weighted-average grant date fair value)	2015	2014	2015	2014
Weighted-average grant date fair value per unit	$63.16	$56.48	$74.48	$53.28
Tax benefits realized by the Company in connection with vested and released restricted stock units	$1,511	$1,793	$25,830	$43,884
As of March 31, 2015, the unrecognized stock-based compensation expense balance related to restricted stock units was $79.7 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.2 years. The intrinsic value of outstanding restricted stock units as of March 31, 2015 was $157.6 million.

Cash-Based Long-Term Incentive Compensation
Starting in the fiscal year ended June 30, 2013, the Company adopted a cash-based long-term incentive (“Cash LTI”) program for many of its employees as part of the Company’s employee compensation program. During the nine months ended March 31, 2015, the Company approved Cash LTI awards of $66.7 million under the Company’s Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the three months ended March 31, 2015 and 2014, the Company recognized $10.5 million and $7.3 million, respectively, in compensation expense under the Cash LTI Plan. During the nine months ended March 31, 2015 and 2014, the Company recognized $29.0 million and $18.7 million, respectively, in compensation expense under the Cash LTI Plan. As of March 31, 2015, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $112.4 million.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Stock purchase plan:
Expected stock price volatility	25.5%	25.8%	24.5%	27.5%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Dividend yield	2.9%	2.8%	2.8%	2.9%
Expected life (in years)	0.5	0.5	0.5	0.5
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Total cash received from employees for the issuance of shares under the ESPP	$—	$—	$24,186	$22,035
Number of shares purchased by employees through the ESPP	—	—	405	469
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$411	$1,150	$1,600	$2,023
Weighted-average fair value per share based on Black-Scholes model	$14.40	$13.04	$14.55	$12.29

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. In August 2014, the Company added 2.0 million additional shares to the ESPP pursuant to the plan’s share replenishment provision with respect to the fiscal year ending June 30, 2015. As of March 31, 2015, a total of 2.5 million shares were reserved and available for issuance under the ESPP.
Quarterly cash dividends
On February 5, 2015, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.50 per share on the outstanding shares of the Company’s common stock, which was paid on March 2, 2015 to the stockholders of record as of the close of business on February 17, 2015. Under the authoritative guidance, a dividend when declared is recognized as a reduction of retained earnings, to the extent available, with any excess recognized as a reduction of additional paid-in-capital. The quarterly cash dividend declared for the three months ended March 31, 2015 was recorded as a reduction of additional paid-in capital as the Company did not have retained earnings balance available as of the declaration date due to the balance being absorbed by the activity under our stock repurchase program. The total amount of regular quarterly cash dividends paid by the Company during the three months ended March 31, 2015 and 2014 was $80.8 million and $74.8 million, respectively. The total amount of regular quarterly cash dividends paid by the Company during the nine months ended March 31, 2015 and 2014 was $245.5 million and $224.4 million, respectively. The amount of accrued dividends for quarterly cash dividends for unvested restricted stock units with dividend equivalent rights was $0.6 million as of March 31, 2015.
Special cash dividend
On November 19, 2014, the Company’s Board of Directors declared a special cash dividend of $16.50 per share, which was paid on December 9, 2014 to the stockholders of record as of the close of business on December 1, 2014. Additionally, in connection with the special cash dividend, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved a proportionate and equitable adjustment to outstanding equity awards (restricted stock units and stock options), as required under the 2004 Plan, subject to the vesting requirements of the underlying awards. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. Under the authoritative guidance, the dividend when declared is recognized as a reduction of retained earnings, to the extent available, with any excess recognized as a reduction of additional paid-in-capital. The special cash dividend reduced the retained earnings by $2.1 billion as of the special cash dividend declaration date, reducing the retained earnings amount to zero and the excess amount of the special cash dividend of $646.5 million was charged against additional paid-in capital. The declaration and payment of the special cash dividend are part of the Company’s leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 7, “Debt” that was completed during the three months ended December 31, 2014. The total amount of the special cash dividend accrued by the Company during the three months ended December 31, 2014 was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014. As of March 31, 2015, the Company accrued a total of $40.8 million of dividends payable for special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. Other than the special cash dividend declared during the three months ended December 31, 2014, the Company historically has not declared any special cash dividends. For additional details on accrued dividends, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2.
NOTE 9 – STOCK REPURCHASE PROGRAM
The Company’s Board of Directors has authorized a program for the Company to repurchase shares of the Company’s common stock. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder, such as Rule 10b-18. On July 8, 2014, the Company’s Board of Directors authorized KLA-Tencor to repurchase up to 13 million additional shares of the Company’s common stock. On October 23, 2014, as part of the leveraged recapitalization transaction announcement, the Board of Directors authorized an increase to the existing stock repurchase program of 3.6 million additional shares of the Company’s common stock. As of March 31, 2015, an aggregate of approximately 12.1 million shares were available for repurchase under the Company’s repurchase program.

Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2015	2014	2015	2014
Number of shares of common stock repurchased	2,644	930	6,506	2,927
Total cost of repurchases	$168,943	$59,880	$447,892	$180,686
As of March 31, 2015, the Company had repurchased 218,600 shares for $12.9 million, which repurchases had not settled prior to March 31, 2015 and were recorded as a component of other current liabilities.
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
The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Numerator:
Net income	$131,638	$203,581	$224,139	$454,024
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	161,559	166,253	163,494	166,184
Effect of dilutive options and restricted stock units	1,235	1,736	1,436	2,171
Weighted-average shares-diluted	162,794	167,989	164,930	168,355
Basic net income per share	$0.81	$1.22	$1.37	$2.73
Diluted net income per share	$0.81	$1.21	$1.36	$2.70
Anti-dilutive securities excluded from the computation of diluted net income per share	245	—	32	—
NOTE 11 – INCOME TAXES
The following table provides details of income taxes:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in thousands)	2015	2014	2015	2014
Income before income taxes	$166,454	$251,246	$259,193	$567,855
Provision for income taxes	$34,816	$47,665	$35,054	$113,831
Effective tax rate	20.9%	19.0%	13.5%	20.0%
The Company’s estimated annual effective tax rate for the fiscal year ending June 30, 2015 is forecasted to be approximately 17% after considering the tax benefit on the pre-tax net loss of $131.7 million due to the redemption of the 2018 Senior Notes. The Company estimates an effective tax rate of approximately 22% for the remainder of the fiscal year ending June 30, 2015.

The difference between the actual tax expense during the three months ended March 31, 2015 and the estimated annual tax expense is primarily due to the impact of the following items:

•
Tax expense was decreased by $2.1 million during the three months ended March 31, 2015 related to a non-taxable increase in the value of the assets held within the Company’s Executive Deferred Savings Plan; and

•	Tax expense was decreased by $3.8 million during the three months ended March 31, 2015 related to the tax effect of an intercompany dividend.
Tax expense was higher as a percentage of income before taxes during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the impact of the following items:

•
Tax expense was decreased by $5.5 million during the three months ended March 31, 2014 related to a decrease in the Company’s unrecognized tax benefits from the expiration of the statute of limitations; and

•
Tax expense was decreased by $2.1 million during the three months ended March 31, 2014 related to an increase in the proportion of the Company’s earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate; offset by

•
Tax expense was decreased by $1.3 million during the three months ended March 31, 2015 related to a non-taxable increase in the value of the assets held within the Company’s Executive Deferred Savings Plan; and

•	Tax expense was decreased by $3.8 million during the three months ended March 31, 2015 related to the tax effect of an intercompany dividend.
Tax expense was lower as a percentage of income before taxes during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014, primarily due to the impact of the following items:

•	Tax expense was decreased by $45.2 million during the nine months ended March 31, 2015 related to a pre-tax net loss of $131.7 million due to the redemption of the 2018 Senior Notes; offset by

•
Tax expense was decreased by $5.5 million during the nine months ended March 31, 2014 related to a decrease in the Company’s unrecognized tax benefits from the expiration of the statute of limitations;

•
Tax expense was decreased by $3.2 million during the nine months ended March 31, 2014 related to a non-taxable increase in the value of the assets held within the Company’s Executive Deferred Savings Plan; and

•
Tax expense was decreased by $4.9 million during the nine months ended March 31, 2014 related to an increase in the proportion of the Company’s earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate;

In the normal course of business, the Company is subject to examination by tax authorities throughout the world. The Company is subject to U.S. federal income tax examination for all years beginning from the fiscal year ended June 30, 2011. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2010. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2010. It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that it may recognize up to $22.9 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2015	2014	2015	2014
Receivables sold under factoring agreements	$15,614	$27,195	$88,832	$83,489
Proceeds from sales of LCs	$—	$—	$6,920	$—
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.2 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively. Rent expense was $6.8 million and $6.5 million for the nine months ended March 31, 2015 and 2014, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2015 (remaining 3 months)	$2,149
2016	7,752
2017	5,508
2018	3,851
2019	1,788
2020 and thereafter	1,753
Total minimum lease payments	$22,801
Purchase Commitments. KLA-Tencor maintains commitments to purchase inventory from its suppliers as well as goods and services in the ordinary course of business. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s estimate of its significant purchase commitments is approximately $300.8 million as of March 31, 2015 which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of March 31, 2015, the Company had committed $133.7 million for future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
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

The following table provides the changes in the product warranty accrual for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2015	2014	2015	2014
Beginning balance	$34,410	$41,599	$37,746	$42,603
Accruals for warranties issued during the period	11,289	10,799	28,480	36,096
Changes in liability related to pre-existing warranties	76	(841)	(690)	(6,650)
Settlements made during the period	(10,346)	(10,408)	(30,107)	(30,900)
Ending balance	$35,429	$41,149	$35,429	$41,149
The Company maintains guarantee arrangements available through various financial institutions for up to $21.6 million, of which $18.4 million had been issued as of March 31, 2015, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.
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
In October 2014, in anticipation of the issuance of the Senior Notes, the Company entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1 billion in aggregate, with contract maturity dates in the second quarter of the fiscal year ending June 30, 2015. The Company designated each of the Rate Lock Agreements as a qualifying hedging instrument to be accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and the Company recorded the fair value of a $7.5 million receivable as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. For the three months and nine months ended March 31, 2015, the Company recognized $0.2 million and $0.3 million, respectively for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. The Company did not record any ineffectiveness for the three months and nine months ended March 31, 2015. The cash proceeds of $7.5 million from the settlement of the Rate Lock Agreements were included in the cash flows from operating activities in the condensed consolidated statements of cash flows for the nine months ended March 31, 2015 because the designated hedged item was classified as interest expense in the cash flows from operating activities in the condensed consolidated statements of cash flows.

In addition, in November 2014, the Company entered into a non-designated forward contract to lock the treasury rate used to determine the redemption amount of the 2018 Senior Notes that occurred during the three months ended December 31, 2014. The objective of the forward contract was to hedge the risk associated with the variability of the redemption amount due to changes in interest rates through the redemption of the existing 2018 Senior Notes. The forward contract had a notional amount of $750 million. The forward contract was terminated in December 2014 and the resulting fair value of $1.2 million receivable was included in the loss on extinguishment of debt and other, net line in the condensed consolidated statements of operations, partially offsetting the loss on redemption of the debt during the three months December 31, 2014. The cash proceeds from the forward contract were included in the cash flows from financing activities in the condensed consolidated statements of cash flows for the nine months ended March 31, 2015, partially offsetting the cash outflows for the redemption of the 2018 Senior Notes.
Derivatives in Cash Flow Hedging Relationships: Foreign Exchange and Interest Rate Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the indicated periods were as follows:

		Three months ended March 31,		Nine months ended March 31,
(In thousands)	Location in Financial Statements	2015	2014	2015	2014
Derivatives Designated as Hedging Instruments
Gains (losses) in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$(1,309)	$(1,752)	$12,648	$1,821
Gains reclassified from accumulated OCI into income (effective portion):	Revenues	$4,306	$895	$6,508	$3,217
	Costs of revenues	(575)	39	(1,091)	255
	Interest expense	189	—	315	—
	Net gains reclassified from accumulated OCI into income (effective portion)	$3,920	$934	$5,732	$3,472
Gains (losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Interest income and other, net	$187	$38	$307	$64
Derivatives Not Designated as Hedging Instruments
Gains recognized in income	Interest income and other, net	$(1,408)	$(1,179)	$9,704	$4,168
	Loss on extinguishment of debt and other, net	$—	$—	$1,180	$—
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 13 months, as of the dates indicated below was as follows:

(In thousands)	As of March 31, 2015	As of June 30, 2014
Cash flow hedge contracts
Purchase	$20,822	$6,066
Sell	$49,275	$33,999
Other foreign currency hedge contracts
Purchase	$56,345	$108,901
Sell	$127,776	$106,322

The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2015	As of June 30, 2014	Balance Sheet Location	As of March 31, 2015	As of June 30, 2014
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,038	$120	Other current liabilities	$2,124	$100
Total derivatives designated as hedging instruments		$1,038	$120		$2,124	$100
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$4,784	$546	Other current liabilities	$1,601	$798
Total derivatives not designated as hedging instruments		$4,784	$546		$1,601	$798
Total derivatives		$5,822	$666		$3,725	$898
The following table provides the balances and changes in accumulated OCI, before taxes, related to derivative instruments for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2015	2014	2015	2014
Beginning balance	$12,125	$3,519	$(20)	$2,484
Amount reclassified to income	(3,920)	(934)	(5,732)	(3,472)
Net change	(1,309)	(1,752)	12,648	1,821
Ending balance	$6,896	$833	$6,896	$833
Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of March 31, 2015 and June 30, 2014, information related to the offsetting arrangements was as follows (in thousands):

As of March 31, 2015				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$5,822	$—	$5,822	$(2,310)	$—	$3,512
Derivatives - Liabilities	$(3,725)	$—	$(3,725)	$2,310	$—	$(1,415)

As of June 30, 2014				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$666	$—	$666	$(423)	$—	$243
Derivatives - Liabilities	$(898)	$—	$(898)	$423	$—	$(475)

NOTE 15 – RELATED PARTY TRANSACTIONS
During the three and nine months ended March 31, 2015 and 2014, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or a board member, including Cisco Systems, Inc., Avago Technologies Ltd., NetApp, Inc. and Citrix Systems, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2015	2014	2015	2014
Total revenues	$721	$606	$1,419	$1,169
Total purchases	$159	$1,587	$957	$2,375
The receivable balance from these parties as of March 31, 2015 and June 30, 2014 was $0.5 million and $1.8 million, respectively. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended March 31,				Nine months ended March 31,
(Dollar amounts in thousands)	2015		2014		2015		2014
Revenues:
North America	$178,207	24%	$176,560	21%	$609,807	29%	$504,188	23%
Taiwan	178,333	24%	242,631	29%	456,586	22%	508,747	23%
Japan	131,022	18%	99,887	12%	327,253	16%	245,522	11%
Europe & Israel	45,396	6%	45,722	6%	137,105	7%	237,504	11%
Korea	147,753	20%	80,454	10%	323,981	16%	310,481	14%
Rest of Asia	57,748	8%	186,345	22%	202,985	10%	388,623	18%
Total	$738,459	100%	$831,599	100%	$2,057,717	100%	$2,195,065	100%

The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended March 31,				Nine months ended March 31,
(Dollar amounts in thousands)	2015		2014		2015		2014
Revenues:
Defect inspection	$399,014	54%	$497,918	60%	$1,150,375	56%	$1,235,783	56%
Metrology	138,781	19%	159,662	19%	328,377	16%	422,656	19%
Service	173,278	23%	161,516	19%	512,054	25%	479,059	22%
Other	27,386	4%	12,503	2%	66,911	3%	57,567	3%
Total	$738,459	100%	$831,599	100%	$2,057,717	100%	$2,195,065	100%
In the three months ended March 31, 2015, three customers accounted for approximately 18%, 15% and 14% of total revenues and in the three months ended March 31, 2014, three customers accounted for approximately 25%, 17% and 12% of total revenue. In the nine months ended March 31, 2015, three customers accounted for approximately 15%, 14% and 11% of total revenues and in the nine months ended March 31, 2014, three customers accounted for approximately 17%, 16%, and 13% of total revenue. Two customers each accounted for greater than 10% of net accounts receivables as of March 31, 2015 and June 30, 2014, respectively.
Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of March 31, 2015	As of June 30, 2014
Long-lived assets:
United States	$214,598	$219,280
Europe	16,753	19,527
Singapore	46,898	48,938
Israel	34,158	33,388
Rest of Asia	8,674	9,130
Total	$321,081	$330,263

NOTE 17 – SUBSEQUENT EVENTS

On April 23, 2015, the Company announced a plan to reduce its global employee workforce by up to 10 percent to streamline its organization and business processes in response to changing customer requirements in its industry. The goal of this reduction is to enable continued innovation and direct the Company’s resources toward its best opportunities. The Company expects to substantially complete the employee reduction by the end of the first quarter of fiscal year 2016, but the timing of certain employee reductions may vary by country, based on local legal requirements. At this time, the Company is unable to make a good faith determination of the cost estimates, or ranges of the cost estimates, associated with all of the activities under the global employee workforce reduction plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; the allocation of capital spending by our customers (and, in particular, the percentage of spending that our customers allocate to process control); growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; our ability to successfully maintain cost discipline; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and revolving line of credit under a Credit Agreement (the “Credit Agreement”) to meet our operating and working capital requirements, including debt service and payment of future dividends and stock repurchases; our compliance with the financial covenants under the Credit Agreement; the anticipated size of our global employee workforce reduction; the expected timing of the completion of such employee reduction; our commitment to scaling our production volumes and capacity; the adoption of new accounting pronouncements; and our repayment of our $3.25 billion of outstanding indebtedness.
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

Our products and services are used by the vast majority of bare wafer, IC, lithography reticle (“reticle” or “mask”) and disk manufacturers around the world. Our products, services and expertise are used by our customers to measure, detect, analyze and resolve critical product defects that arise in that environment in order to control nanometric-level manufacturing processes. Our revenues are driven largely by our customers’ spending on capital equipment and related maintenance services necessary to support key transitions in their underlying product technologies, or to increase their production volumes in response to market demand. Our semiconductor customers generally operate in one or more of the three major semiconductor markets - memory, foundry and logic. All three of these markets are characterized by rapid technological changes and sudden shifts in end-user demand, which influence the level and pattern of our customers’ spending on our products and services. Although capital spending in all three semiconductor markets has historically been very cyclical, the demand for more advanced and lower cost chips used in a growing number of consumer electronics, communications, data processing, and industrial and automotive products has resulted over the long term in a favorable demand environment for our process control and yield management solutions, particularly in the foundry and logic markets which have higher levels of process control adoption than the memory market.
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
During the three months ended March 31, 2015, new orders for our equipment decreased from prior quarter levels as our customers balanced their capacity needs with their consideration for new investments. We believe that our customers have been taking a more measured approach to the timing of their investments in the leading edge, given the significant cost, complexity and yield challenges they are experiencing with the next generation of new device architectures, and narrow early-stage end market demand from a few customers for leading edge devices.

The following table sets forth some of our key quarterly unaudited financial information that we use to manage our business:

(In thousands, except net income per share)	Three months ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Total revenues	$738,459	$676,357	$642,901	$734,343	$831,599	$705,129	$658,337
Total costs and operating expenses	$543,473	$521,643	$533,748	$561,329	$570,436	$517,147	$508,426
Gross margin	$418,177	$393,144	$354,434	$407,678	$488,773	$419,315	$380,680
Income from operations	$194,986	$154,714	$109,153	$173,014	$261,163	$187,982	$149,911
Net income	$131,638	$20,268	$72,233	$128,731	$203,581	$139,246	$111,197
Net income per share:
Basic (1)	$0.81	$0.12	$0.44	$0.78	$1.22	$0.84	$0.67
Diluted (1)	$0.81	$0.12	$0.43	$0.77	$1.21	$0.83	$0.66
__________________

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted-average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted per share information may not equal annual (or other multiple-quarter calculations of) basic and diluted earnings per share.

Our net income increased to $131.6 million in the three months ended March 31, 2015 compared to $20.3 million in the three months ended December 31, 2014, primarily as a result of the impact of the pre-tax net loss of $131.7 million for the loss on extinguishment of debt and certain one-time expenses of $2.5 million associated with the leveraged recapitalization that was completed during the three months ended December 31, 2014. In the three months ended March 31, 2014, we reported net income of $203.6 million.

As discussed in our Note 17, “Subsequent Events,” we announced a plan to reduce our global employee workforce by up to 10 percent to streamline our organization and business processes in response to changing customer requirements in our industry. The goal of this reduction is to enable continued innovation and direct our resources toward our best opportunities. We expect to substantially complete the employee reduction by the end of the first quarter of fiscal year 2016, but the timing of certain employee reductions may vary by country, based on local legal requirements. At this time, we are unable to make a good faith determination of the cost estimates, or ranges of the cost estimates, associated with all of the activities under the global employee workforce reduction plan.
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

There were no significant changes in our critical accounting estimates and policies during the three months ended March 31, 2015. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2014 for a more complete discussion of our critical accounting policies and estimates.
Valuation of Goodwill and Intangible Assets
We have four reporting units: Defect Inspection, Metrology, Service and Other. As of March 31, 2015, substantially all of the goodwill balance resided in the Defect Inspection reporting unit. We performed a qualitative assessment of the goodwill by reporting units as of November 30, 2014 during the three months ended December 31, 2014 and concluded that there was no impairment. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying amount of goodwill in any reporting unit may not be recoverable. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable.
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

In many instances, products are sold in stand-alone arrangements. Services are sold separately through renewals of annual maintenance contracts. We have multiple element revenue arrangements in cases where certain elements of a sales arrangement are not delivered and accepted in one reporting period. To determine the relative fair value of each element in a revenue arrangement, we allocate arrangement consideration based on the selling price hierarchy. For substantially all of the arrangements with multiple deliverables pertaining to products and services, we use vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) to allocate the selling price to each deliverable. We determine TPE based on historical prices charged for products and services when sold on a stand-alone basis. When we are unable to establish relative selling price using VSOE or TPE, we use estimated selling price (“ESP”) in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. ESP could potentially be used for new or customized products. We regularly review relative selling prices and maintain internal controls over the establishment and updates of these estimates. In a multiple element revenue arrangement, we defer revenue recognition associated with the relative fair value of each undelivered element until that element is delivered to the customer. To be considered a separate element, the product or service in question must represent a separate unit of accounting, which means that such product or service must fulfill the following criteria: (a) the delivered item(s) has value to the customer on a stand-alone basis; and (b) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all the above criteria, the entire amount of the sales contract is deferred until all elements are accepted by the customer.
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
In June 2014, the FASB issued an accounting standard update regarding stock-based compensation that clarifies the accounting treatment when terms of an award provide that a performance target could be achieved after the requisite service period ends. The update requires that a performance target that affects vesting that could be achieved after the requisite service period ends be treated as a performance condition. The update is effective beginning in the first quarter of our fiscal year ending June 30, 2017, with early adoption permitted. We early adopted this accounting standard update and the adoption did not have a material impact on our condensed consolidated financial statements.
Updates Not Yet Effective
In April 2015, the FASB issued accounting standards update regarding simplification of the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update is effective for us beginning in the first quarter of the fiscal year ending June 30, 2017. Earlier adoption is permitted for financial statements that have not been previously issued and we are required to apply the guidance on a retrospective basis with additional disclosure requirements upon transition. We do not expect this adoption to have a material impact on our condensed consolidated financial statements.
In May 2014, the FASB issued an accounting standard update regarding revenue from customer contracts to transfer goods and services or non-financial assets, unless the contracts are covered by other standards (for example, insurance or lease contracts). Under the new guidance, an entity should recognize revenue in connection with the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The updates are effective for us beginning in the first quarter of our fiscal year ending June 30, 2018. In April 2015, the FASB announced a deferral of the effective date by one year, with early adoption on the original effective date permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of this accounting standard update on our condensed consolidated financial statements.

RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	March 31, 2015	December 31, 2014	March 31, 2014	Q3 FY15 vs. Q2 FY15		Q3 FY15 vs. Q3 FY14
Revenues:
Product	$565,181	$503,884	$670,083	$61,297	12%	$(104,902)	(16)%
Service	173,278	172,473	161,516	805	—%	11,762	7%
Total revenues	$738,459	$676,357	$831,599	$62,102	9%	$(93,140)	(11)%
Costs of revenues	$320,282	$283,213	$342,826	$37,069	13%	$(22,544)	(7)%
Gross margin percentage	57%	58%	59%

	Nine months ended
(Dollar amounts in thousands)	March 31, 2015	March 31, 2014	Q3 FY15 YTD vs. Q3 FY14 YTD
Revenues:
Product	$1,545,663	$1,716,006	$(170,343)	(10)%
Service	512,054	479,059	32,995	7%
Total revenues	$2,057,717	$2,195,065	$(137,348)	(6)%
Costs of revenues	$891,962	$906,297	$(14,335)	(2)%
Gross margin percentage	57%	59%
Product revenues
Our business is affected by the concentration of our customer base and our customers’ capital equipment procurement schedules as a result of their investment plans. Our product revenues in any particular quarter are significantly impacted by the amount of new orders that we receive during that quarter and, depending upon the duration of manufacturing and installation cycles, in the preceding quarters.
Product revenues increased during the three months ended March 31, 2015 compared to the three months ended December 31, 2014, due to higher levels of shipment and revenue backlog at the beginning of the period from our customers’ investments to support their leading edge technology development and capacity-related expansion plans. Revenue backlog includes transactions for which physical delivery of a product to a customer has been completed, but for which revenue has not yet been recognized pursuant to our policy for revenue recognition.
Product revenues decreased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily as a result of lower revenues from our customers in Taiwan and Rest of Asia, partially offset by growth in revenues from our customers in Korea. The decline in revenues was caused by shifts in the timing of new technology ramps of our customers and capacity-related expansion plans.
Product revenues decreased during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014, primarily as a result of lower revenues from our customers in Taiwan, Rest of Asia and Europe, partially offset by higher revenues from our customers in North America and Japan. The decline in revenues was impacted by the timing of development and new technology ramps of our customers as well as the delay in shipments of our products to our customers due to shifts in the timing of the new technology ramps and capacity-related expansion plans
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of our service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues during the three months ended March 31, 2015 increased compared to each of the three months ended December 31, 2014 and March 31, 2014, and service revenues during the nine months ended March 31, 2015 increased compared to the nine months ended March 31, 2014, primarily due to an increase over time in the number of post-warranty systems installed at our customers’ sites.

Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended
(Dollar amounts in thousands)	March 31, 2015		December 31, 2014		March 31, 2014
North America	$178,207	24%	$236,230	35%	$176,560	21%
Taiwan	178,333	24%	151,676	23%	242,631	29%
Japan	131,022	18%	84,007	12%	99,887	12%
Europe & Israel	45,396	6%	36,533	5%	45,722	6%
Korea	147,753	20%	106,941	16%	80,454	10%
Rest of Asia	57,748	8%	60,970	9%	186,345	22%
Total	$738,459	100%	$676,357	100%	$831,599	100%
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
The following tables summarize the major factors that contributed to the changes in gross margin percentage:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended	Nine months ended
December 31, 2014	58.1%	March 31, 2014	58.8%	58.7%
Revenue volume of products and service	1.2%	Revenue volume of products and service	(2.1)%	(1.4)%
Mix of products and services sold	(2.0)%	Mix of products and services sold	(0.8)%	(0.7)%
Manufacturing labor, overhead and efficiencies	(0.6)%	Manufacturing labor, overhead and efficiencies	(0.1)%	(0.6)%
Other service and manufacturing costs	(0.1)%	Other service and manufacturing costs	0.8%	0.7%
March 31, 2015	56.6%	March 31, 2015	56.6%	56.7%
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
Our gross margin decreased to 56.6% during the three months ended March 31, 2015 from 58.1% during the three months ended December 31, 2014, primarily due to the less favorable mix of products and services, as well as a reduction in manufacturing efficiencies driven by lower manufacturing output, partially offset by higher revenue volume of products and services.
Our gross margin decreased to 56.6% during the three months ended March 31, 2015 from 58.8% during the three months ended March 31, 2014, primarily due to the less favorable mix and lower volume of products and services, as well as a reduction in manufacturing efficiencies driven by lower manufacturing output, partially offset by lower field service-related costs.

Our gross margin decreased to 56.7% during the nine months ended March 31, 2015 from 58.7% during the nine months ended March 31, 2014, primarily due to the less favorable mix and volume of products and services, as well as a reduction in manufacturing efficiencies driven by lower manufacturing output, partially offset by lower field service-related costs and lower charges for inventory obsolescence.
Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	March 31, 2015	December 31, 2014	March 31, 2014	Q3 FY15 vs. Q2 FY15		Q3 FY15 vs. Q3 FY14
R&D expenses	$124,583	$133,557	$134,161	$(8,974)	(7)%	$(9,578)	(7)%
R&D expenses as a percentage of total revenues	17%	20%	16%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2015	March 31, 2014	Q3 FY15 YTD vs. Q3 FY14 YTD
R&D expenses	$401,777	$401,021	$756	—%
R&D expenses as a percentage of total revenues	20%	18%
Historically, our R&D expenses have generally increased over time, primarily due to higher costs associated with advanced product and technology development projects. We incur significant costs associated with these projects, including compensation for engineering talent, engineering material costs, and other expenses, as technological innovation is essential to our success. During certain periods, R&D expenses may fluctuate relative to product development phases and project timing as well as due to our focused R&D efforts that is aligned with our overall business strategy.
R&D expenses during the three months ended March 31, 2015 decreased compared to the three months ended December 31, 2014, primarily due to a decrease in employee-related expenses of $4.2 million as a result of lower headcount and lower variable compensation, a decrease in engineering materials and consulting costs of $3.7 million, and a decrease in travel-related expense $0.9 million.
R&D expenses during the three months ended March 31, 2015 decreased compared to the three months ended March 31, 2014, primarily due to a decrease in engineering materials and consulting costs of $5.2 million, a decrease in employee-related expenses of $2.1 million as a result of lower variable compensation, a decrease in depreciation expense of $1.0 million, and a decrease in travel-related expense of $0.5 million.
R&D expenses during the nine months ended March 31, 2015 increased compared to the nine months ended March 31, 2014, primarily due to an increase in employee-related expenses of $9.5 million as a result of additional headcount and an increase in severance expenses, as well as a lower benefit from external funding of $6.6 million, partially offset by a decrease in engineering materials and consulting costs of $12.4 million, as well as a decrease in depreciation expense of $1.7 million.
R&D expenses include the benefit of $0.4 million, $0.6 million and $0.2 million of external funding received from government grants during the three months ended March 31, 2015, December 31, 2014 and March 31, 2014, respectively, for certain strategic development programs. R&D expenses include the benefit of $1.4 million and $8.0 million of external funding received from government grants during the nine months ended March 31, 2015 and March 31, 2014, respectively, for certain strategic development programs
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial and focused investments in our research and development. We remain committed to product development in new and emerging technologies as we address the yield challenges our customers face at future technology nodes.

Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	March 31, 2015	December 31, 2014	March 31, 2014	Q3 FY15 vs. Q2 FY15		Q3 FY15 vs. Q3 FY14
SG&A expenses	$98,608	$104,873	$93,449	$(6,265)	(6)%	$5,159	6%
SG&A expenses as a percentage of total revenues	13%	16%	11%

	Nine months ended
(Dollar amounts in thousands)	March 31, 2015	March 31, 2014	Q3 FY15 YTD vs. Q3 FY14 YTD
SG&A expenses	$305,125	$288,691	$16,434	6%
SG&A expenses as a percentage of total revenues	15%	13%
SG&A expenses during the three months ended March 31, 2015 decreased compared to the three months ended December 31, 2014, primarily due to a decrease in travel-related expense of $2.8 million, a decrease in employee-related expenses of $2.6 million as a result of a lower variable compensation and severance expense, a decrease in our one-time leveraged recapitalization expense of $2.5 million that was completed in the three months ended December 31, 2014, partially offset by an increase in consulting-related expense of $1.4 million, an impairment charge for certain long-lived assets of $1.7 million and payment related to contractual settlement for $2.0 million.
SG&A expenses during the three months ended March 31, 2015 increased compared to the three months ended March 31, 2014, primarily due to an increase in employee-related expenses of $1.7 million as a result of higher variable compensation and severance expense, a higher cost of support for sales evaluation of $1.6 million, an impairment charge for certain long-lived assets of $1.7 million and payment related to a contractual settlement for $2.0 million, partially offset by a decrease in travel-related expense of $1.8 million.
SG&A expenses during the nine months ended March 31, 2015 increased compared to the nine months ended March 31, 2014, primarily due to a higher cost of support for sales evaluations of $6.0 million, an increase in legal fees of $1.4 million, an increase as a result of our one-time leveraged recapitalization expense of $2.5 million that was completed in the three months ended December 31, 2014, an increase in employee-related expenses of $1.3 million as a result of severance expense, an impairment charge for certain long-lived assets of $1.7 million and a payment related to a contractual settlement for $2.0 million, partially offset by a decrease in travel related expense of $1.3 million. In addition, during the three months ended December 31, 2013, SG&A expenses were favorably impacted by our receipt of $1.1 million in proceeds from a class action settlement, as well as our recovery of $1.1 million in receivables that had previously been classified as a bad debt expense during the three months ended December 31, 2013, both of which resulted in a decrease of our SG&A expense for the nine months ended March 31, 2014 relative to March 31, 2015.
Interest Income and Other, Net and Interest Expense

(Dollar amounts in thousands)	Three months ended
	March 31, 2015	December 31, 2014	March 31, 2014
Interest income and other, net	$1,976	$1,988	$3,479
Interest expense	$30,508	$31,301	$13,396
Interest income and other, net as a percentage of total revenues	—%	—%	—%
Interest expense as a percentage of total revenues	4%	5%	2%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2015	March 31, 2014
Interest income and other, net	$7,339	$9,168
Interest expense	$75,330	$40,369
Interest income and other, net as a percentage of total revenues	—%	—%
Interest expense as a percentage of total revenues	4%	2%

Interest income and other, net is comprised primarily of interest income earned on our investment and cash portfolio, realized gains or losses on sales of marketable securities, gains or losses from revaluations of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, impairments associated with equity investments in privately-held companies, and interest-related accruals (such as interest and penalty accruals related to our tax obligations). Since June 30, 2014, our investment balance from our marketable securities portfolio declined by $804 million as a result of our strategic decision to liquidate certain marketable securities in our investment portfolio to fund our working capital requirements. With this decision, our interest income earned from our investment portfolio is expected to decline and the realized gains as a result of liquidation of our investment portfolio are not expected to recur.
Interest income and other, net during the three months ended March 31, 2015 remained relatively unchanged compared to the three months ended December 31, 2014.
Interest income and other, net during the three months ended March 31, 2015 decreased compared to the three months ended March 31, 2014, primarily due to a lower interest income of $0.7 million and higher interest related accruals (such as interest and penalty accruals related to our tax obligations) of $0.7 million.
Interest income and other, net during the nine months ended March 31, 2015 decreased compared to the nine months ended March 31, 2014, primarily due to the $2.3 million in net foreign currency losses resulting from the volatility of the foreign currencies against the U.S. dollar, higher interest related accruals (such as interest and penalty accruals related to our tax obligations) of $0.9 million, partially offset by a $1.0 million increase in realized gains as a result of our decision to liquidate certain marketable securities as discussed above and a decrease in impairment charge of $1.4 million related to an equity investment in a privately-held company.
Interest expense during the three months ended March 31, 2015 remained relatively unchanged compared to the three months ended December 31, 2014. The three months ended March 31, 2015 included the interest expense and related charges for the $2.5 billion Senior Notes and the $750 million term loans. The three months ended December 31, 2014 included the interest expense and charges associated with amortization of debt discount and certain debt issuance costs up to the date of redemption for the $750 million 2018 Senior Notes and the interest expense and charges associated with amortization of debt discount and certain debt issuance costs upon issuance of the $2.5 billion Senior Notes as well as the incurrence of $750 million term loans.
Interest expense increased during the three and nine months ended March 31, 2015 compared to the three and nine months ended March 31, 2014, primarily due to the issuance of $2.5 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”) and entry into the $750 million unsecured prepayable term loan facility during the three months ended December 31, 2014 relative to $750 million of 6.900% Senior Notes due in 2018 (the “2018 Senior Notes”) for the three and nine months ended March 31, 2014.
We expect our interest expense for the fourth quarter of fiscal year ending June 30, 2015 to be similar to the third quarter of fiscal year ending June 30, 2015.
Loss on extinguishment of debt and other, net
For the nine months ended March 31, 2015, loss on extinguishment of debt and other, net, reflected a pre-tax net loss of $131.7 million associated with the redemption of our $750 million of the 2018 Senior Notes during the three months ended December 31, 2014. Included in the loss on extinguishment of debt and other, net is the $1.2 million gain on the non-designated forward contract that was entered into by us in anticipation of the redemption of the 2018 Senior Notes, which were redeemed during three months ended December 31, 2014. Refer to “Note 7, Debt” and “Note 14, Derivative Instruments and Hedging Activities” for further details. We had no loss on extinguishment of debt and other, net in the three months ended March 31, 2015 and March 31, 2014 as well as for the nine months ended March 31, 2014.

Provision for Income Taxes
The following table provides details of income taxes:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in thousands)	2015	2014	2015	2014
Income before income taxes	$166,454	$251,246	$259,193	$567,855
Provision for income taxes	$34,816	$47,665	$35,054	$113,831
Effective tax rate	20.9%	19.0%	13.5%	20.0%
Our estimated annual effective tax rate for the fiscal year ending June 30, 2015 is forecasted to be approximately 17% after considering the tax benefit on the pre-tax net loss of $131.7 million due to the redemption of the 2018 Senior Notes. We estimate an effective tax rate of approximately 22% for the remainder of the fiscal year ending June 30, 2015.
The difference between the actual tax expense during the three months ended March 31, 2015 and the estimated annual tax expense is primarily due to the impact of the following items:

•	Tax expense was decreased by $2.1 million during the three months ended March 31, 2015 related to a non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan; and

•	Tax expense was decreased by $3.8 million during the three months ended March 31, 2015 related to the tax effect of an intercompany dividend.
Tax expense was higher as a percentage of income before taxes during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to the impact of the following items:

•	Tax expense was decreased by $5.5 million during the three months ended March 31, 2014 related to a decrease in our unrecognized tax benefits from the expiration of the statute of limitations; and

•
Tax expense was decreased by $2.1 million during the three months ended March 31, 2014 related to an increase in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate; offset by

•	Tax expense was decreased by $1.3 million during the three months ended March 31, 2015 related to a non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan; and

•	Tax expense was decreased by $3.8 million during the three months ended March 31, 2015 related to the tax effect of an intercompany dividend.
Tax expense was lower as a percentage of income before taxes during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014, primarily due to the impact of the following items:

•	Tax expense was decreased by $45.2 million during the nine months ended March 31, 2015 related to a pre-tax net loss of $131.7 million due to the redemption of the 2018 Senior Notes; offset by

•	Tax expense was decreased by $5.5 million during the nine months ended March 31, 2014 related to a decrease in our unrecognized tax benefits from the expiration of the statute of limitations;

•	Tax expense was decreased by $3.2 million during the nine months ended March 31, 2014 related to a non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan; and

•
Tax expense was decreased by $4.9 million during the nine months ended March 31, 2014 related to an increase in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate;

In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examination for all years beginning from the fiscal year ended June 30, 2011. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2010. We are also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2010. It is possible that certain examinations may be concluded in the next twelve months. We believe it is possible that we may recognize up to $22.9 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	As of March 31, 2015	As of June 30, 2014
Cash and cash equivalents	$621,892	$630,861
Marketable securities	1,717,893	2,521,776
Total cash, cash equivalents and marketable securities	$2,339,785	$3,152,637
Percentage of total assets	48%	57%

	Nine months ended March 31,
(In thousands)	2015	2014
Cash flows:
Net cash provided by operating activities	$288,427	$530,246
Net cash provided by (used in) investing activities	760,380	(395,385)
Net cash used in financing activities	(1,043,294)	(344,360)
Effect of exchange rate changes on cash and cash equivalents	(14,482)	332
Net decrease in cash and cash equivalents	$(8,969)	$(209,167)
Cash and Cash Equivalents and Marketable Securities:
As of March 31, 2015, our cash, cash equivalents and marketable securities totaled $2.3 billion, which is a decrease of $812.9 million from June 30, 2014. The decrease is primarily attributable to payment of a special cash dividend of approximately $2.7 billion, payment of regular quarterly cash dividends of $245.5 million, redemption of our 2018 Senior Notes of $886.7 million and stock repurchases of $435.0 million, payment of principal amount of term loans and interest with respect to term loans and unfunded revolving credit facility aggregating to $13.6 million, partially offset by net proceeds of an aggregate of $3.2 billion from our issuance of Senior Notes and borrowings under our five-year senior unsecured prepayable term loans under our Credit Facility. As of March 31, 2015, $1.4 billion of our $2.3 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to permanently reinvest $1.2 billion of the cash held by our foreign subsidiaries and branch offices. If, however, a portion of these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from where the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $125.0 million of the $1.4 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Quarterly Cash Dividends and Special Cash Dividend:
During three months ended March 31, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.50 per share on our outstanding common stock, which was paid on March 2, 2015 to our stockholders of record as of the close of business on February 17, 2015. During the same period in fiscal year 2014, our Board of Directors declared and paid a regular quarterly cash dividend of $0.45 per share on our outstanding common stock. The total amount of regular quarterly cash dividends paid during the three months ended March 31, 2015 and 2014 was $80.8 million and $74.8 million, respectively. The total amount of regular quarterly cash dividends paid during the nine months ended March 31, 2015 and 2014 was $245.5 million and $224.4 million, respectively. The increase in the amount of regular quarterly cash dividends paid during the three and nine months ended March 31, 2015 reflected the increase in the level of our regular quarterly cash dividend from $0.45 to $0.50 per share that was instituted during the three months ended September 30, 2014. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights was $0.6 million as of March 31, 2015. These amounts will be paid upon vesting of the underlying unvested restricted stock units as described in Note 8, “Equity and Long-term Incentive Compensation Plans.”

On November 19, 2014, we declared a special cash dividend of $16.50 per share on our outstanding common stock which was paid on December 9, 2014 to our stockholders of record as of the close of business on December 1, 2014. Additionally, in connection with the special cash dividend, our Board of Directors and our Compensation Committee of our Board of Directors approved a proportionate and equitable adjustment to outstanding equity awards (restricted stock units and stock options) under the 2004 Equity Incentive Plan (the “2004 Plan”), as required by the 2004 Plan, subject to the vesting requirements of the underlying awards. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. The declaration and payment of the special cash dividend was part of our leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 7, “Debt” that was completed during the three months ended December 31, 2014. The total amount of the special cash dividend accrued by the Company during the three months ended December 31, 2014 was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014. As of March 31, 2015, we have $40.8 million accrued dividends payable for special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest as described in detail in Note 8, “Equity and Long-term Incentive Compensation Plans.” We did not declare any special cash dividend in the three and nine months ended March 31, 2014. Other than the special cash dividends declared during the three months ended December 31, 2014, we historically have not declared any special cash dividends.
Stock Repurchases:
The shares repurchased under our stock repurchase program have decreased our basic and diluted weighted-average shares outstanding for the three and nine months ended March 31, 2015 compared to the three and nine months ended March 31, 2014. The stock repurchase program is intended, in part, to offset shares issued in connection with the purchases under our ESPP program, the vesting of employee restricted stock units and the exercise of employee stock options.
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the nine months ended March 31, 2015 decreased by approximately $242.0 million compared to the nine months ended March 31, 2014 primarily as a result of the following factors:

•	A decrease in collections of approximately $319 million due to lower shipments during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014;

•	An increase in payroll payments of approximately $17 million during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014;

•	An increase in interest payment of approximately $11 million during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014; partially offset by

•	A decrease in accounts payable payments of approximately $116 million during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014.
Cash Flows from Investing Activities:
Net cash provided by investing activities during the nine months ended March 31, 2015 increased compared to the nine months ended March 31, 2014 by approximately $1.1 billion, primarily as a result of increase in net proceeds from available-for-sale and trading securities in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 mainly as a result of our strategic decision to liquidate certain marketable securities in our investment portfolio to fund our working capital requirements.

Cash Flows from Financing Activities:
Net cash used in financing activities during the nine months ended March 31, 2015 increased by approximately $699 million compared to the nine months ended March 31, 2014. Net cash used in financing activities was impacted by:

•
An increase in dividend payments of $2.7 billion during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014, reflecting the payments for the special cash dividend during the nine months ended March 31, 2015 and an increase in our quarterly dividend from $0.45 to $0.50 per share that was instituted during the three months ended September 30, 2014;

•	Payments for the redemption of our 2018 Senior notes of $886.7 million during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014;

•	An increase in common stock repurchases of $254.3 million during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014; partially offset by

•
Proceeds of an aggregate of $3.2 billion from the issuance of Senior Notes and borrowings under the five-year senior unsecured prepayable term loans, net of debt issuance costs, during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014.

Debt Issuance - Senior Notes:
In November 2014, we issued $2.5 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”). We issued the Senior Notes as part of the leveraged recapitalization plan under which the proceeds from the Senior Notes in conjunction with the proceeds from the term loans (described below) and cash on hand were used (x) to fund a special cash dividend of $16.50 per share, aggregating to approximately $2.76 billion, (y) to redeem $750 million of 2018 Senior Notes, including associated redemption premiums, accrued interest and other fees and expenses and (z) for other general corporate purposes, including repurchases of shares pursuant to the our stock repurchase program. The interest rate specified for each series of the Senior Notes will be subject to adjustments from time to time if Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) or, under certain circumstances, a substitute rating agency selected by us as a replacement for Moody’s or S&P, as the case may be (a “Substitute Rating Agency”), downgrades (or subsequently upgrades) its rating assigned to the respective series of Senior Notes such that the adjusted rating is below investment grade. If the adjusted rating of any series of Senior Notes from Moody’s (or, if applicable, any Substitute Rating Agency) is decreased to Ba1, Ba2, Ba3 or B1 or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively (“bps” refers to Basis Points and 1% is equal to 100 bps). If the rating of any series of Senior Notes from S&P (or, if applicable, any Substitute Rating Agency) with respect to such series of Senior Notes is decreased to BB+, BB, BB- or B+ or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively. The interest rates on any series of Senior Notes will permanently cease to be subject to any adjustment (notwithstanding any subsequent decrease in the ratings by any of Moody’s, S&P and, if applicable, any Substitute Rating Agency) if such series of Senior Notes becomes rated “Baa1” (or its equivalent) or higher by Moody’s (or, if applicable, any Substitute Rating Agency) and “BBB+” (or its equivalent) or higher by S&P (or, if applicable, any Substitute Rating Agency), or one of those ratings if rated by only one of Moody’s, S&P and, if applicable, any Substitute Rating Agency, in each case with a stable or positive outlook. In October 2014, we entered into a series of forward contracts to lock the 10-year treasury rate (“benchmark rate”) on a portion of the Senior Notes with a notional amount of $1 billion in aggregate. For additional details, refer to Note 14, “Derivative Instruments and Hedging Activities.”
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year, beginning May 1, 2015. The debt indenture (the “Indenture”) includes covenants that limit our ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of March 31, 2015, we were in compliance with all of the covenants under the Indenture associated with the Senior Notes.

Debt Issuance - Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, we entered into $750 million of five-year senior unsecured prepayable term loans and a $500 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement. The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades by Moody’s and S&P. The spread ranges from 100 bps to 175 bps based on the then effective credit rating. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter, which commenced as of March 31, 2015, and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). We may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty.
Future principal payments for the term loans as of March 31, 2015, are as follows:

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
We were in compliance with the financial covenants under the Credit Agreement as of March 31, 2015 (the interest expense coverage ratio was 9.00 to 1.00 and the leverage ratio was 4.05 to 1.00) and had no outstanding borrowings under the unfunded revolving credit facility. Considering our current liquidity position, short-term financial forecasts and ability to prepay the term loans, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2015.
Debt Redemption:
In December 2014, we redeemed the $750 million aggregate principal amount of 2018 Senior Notes. The redemption resulted in a pre-tax net loss on extinguishment of debt of $131.7 million for the three months ended December 31, 2014, which includes $1.2 million of gain upon the termination of the non-designated forward contract described below.
In addition, in November 2014, we entered into a non-designated forward contract to lock the treasury rate to be used for determining the redemption amount in connection with our redemption of the then outstanding 2018 Senior Notes that occurred during the three months ended December 31, 2014. The notional amount of the non-designated forward contract was $750 million. For additional details, refer to Note 14, “Derivative Instruments and Hedging Activities.”

Contractual Obligations:
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of March 31, 2015:

	Fiscal year ending June 30,
(In thousands)	Total	2015 (2)	2016	2017	2018	2019	2020 and thereafter	Other
Debt obligations(1)	$3,240,625	$9,375	$37,500	$46,875	$315,625	$75,000	$2,756,250	$—
Interest payment associated with all debt obligations(3)	1,117,376	56,679	119,169	118,537	114,733	110,655	597,603	—
Purchase commitments(4)	300,830	206,677	92,960	738	332	66	57	—
Income taxes payable(5)	74,903	—	—	—	—	—	—	74,903
Operating leases	22,801	2,149	7,752	5,508	3,851	1,788	1,753	—
Cash long-term incentive program(6)	133,661	786	43,439	43,439	30,374	15,623	—	—
Pension obligations	23,659	425	1,635	1,532	1,969	1,853	16,245	—
Executive Deferred Savings Plan(7)	169,431	—	—	—	—	—	—	169,431
Other(8)	41,412	347	21,930	9,299	6,728	3,108	—	—
Total contractual cash obligations	$5,124,698	$276,438	$324,385	$225,928	$473,612	$208,093	$3,371,908	$244,334
__________________

(1)	In November 2014, we issued $750 million aggregate principal amount of term loans due in 2020 and $2.5 billion aggregate principal amount of Senior Notes due from fiscal year 2018 to fiscal year 2035.

(2)	For remaining three months of fiscal year 2015.

(3)
The interest payments associated with the Senior Notes obligations included in the table above are based on the principal amount multiplied by the applicable coupon rate for each series of Senior Notes. Our future interest payments are subject to change if our then effective credit rating is below investment grade as discussed above. The interest payments under the term loans are payable on the borrowed amounts at the LIBOR plus 125 bps. As of March 31, 2015, we utilized the existing interest rates to project our estimated term loans interest payments for the next five years. The interest payment under the revolving credit facility for the undrawn balance is payable at 15 bps as a commitment fee based on the daily undrawn balance and we utilized the existing rate for the projected interest payments included in the table above. Our future interest payments for the term loans and the revolving credit facility are subject to change due to future fluctuations in LIBOR rates as well as any upgrades or downgrades to our then effective credit rating.

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

(5)
Represents the estimated income tax payable obligation related to uncertain tax positions as well as related accrued interest. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

(6)	Represents the amount committed under our cash long-term incentive program. The expected payment after estimated forfeitures is approximately $108.9 million.

(7)
Represents the amount committed under our non-qualified executive deferred compensation plan. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to the uncertainties in the timing around participant’s separation and any potential changes that participants may decide to make to the previous distribution elections.

(8)
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2015	2014	2015	2014
Receivables sold under factoring agreements	$15,614	$27,195	$88,832	$83,489
Proceeds from sales of LCs	$—	$—	$6,920	$—
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $21.6 million, of which $18.4 million had been issued as of March 31, 2015, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.
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
Working Capital:
Working capital was $3.0 billion as of March 31, 2015, which was a decrease of $700.7 million compared to our working capital as of June 30, 2014. The decrease in working capital is primarily attributable to payment of a special cash dividend of approximately $2.7 billion, payment of regular quarterly cash dividends of $245.5 million, redemption of the 2018 Senior Notes of $886.7 million, stock repurchases of $435.0 million, payment of principal amount of term loans and interest with respect to term loans and unfunded revolving credit facility aggregating to $13.6 million, partially offset by the aggregate of net proceeds of $3.2 billion from the issuance of Senior Notes and borrowings under our prepayable term loans. As of March 31, 2015, our principal sources of liquidity consisted of $2.3 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $500 million unfunded revolving credit facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.

Our credit ratings and outlooks as of March 31, 2015 are summarized below:

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

(In thousands)	As of March 31, 2015	As of June 30, 2014
Cash flow hedge contracts
Purchase	$20,822	$6,066
Sell	$49,275	$33,999
Other foreign currency hedge contracts
Purchase	$56,345	$108,901
Sell	$127,776	$106,322
In October 2014, in anticipation of the issuance of the Senior Notes, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1 billion in aggregate, with contract maturity dates in the second quarter of the fiscal year ending June 30, 2015. We designated each of the Rate Lock Agreements as a qualifying hedging instrument to be accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of a $7.5 million receivable as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. For the three months and nine months ended March 31, 2015, we recognized $0.2 million and $0.3 million, respectively for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. We did not record any ineffectiveness for the three months and nine months ended March 31, 2015. The cash proceeds of $7.5 million from the settlement of the Rate Lock Agreements were included in the cash flows from operating activities in the condensed consolidated statements of cash flows for the nine months ended March 31, 2015 because the designated hedged item was classified as interest expense in the cash flows from operating activities in the condensed consolidated statements of cash flows.

In addition, in November 2014, we entered into a non-designated forward contract to lock the treasury rate used to determine the redemption amount of the 2018 Senior Notes that occurred during the three months ended December 31, 2014. The objective of the forward contract was to hedge the risk associated with the variability of the redemption amount due to changes in interest rates through the redemption of the existing 2018 Senior Notes. The forward contract had a notional amount of $750 million. The forward contract was terminated in December 2014 and the resulting fair value of $1.2 million receivable was included in the loss on extinguishment of debt and other, net line in the condensed consolidated statements of operations, partially offsetting the loss on redemption of the debt during the three months ended December 31, 2014. The cash proceeds from the forward contract were included in the cash flows from financing activities in the condensed consolidated statements of cash flows for the nine months ended March 31, 2015, partially offsetting the cash outflows for the redemption of the 2018 Senior Notes.
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 31, 2015. Actual results may differ materially.
As of March 31, 2015, we had an investment portfolio of fixed income securities of $1.7 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of March 31, 2015, the fair value of the portfolio would have declined by $17.9 million.
In November 2014, we issued $2.5 billion aggregate principal amount of fixed rate senior, unsecured long-term notes (collectively referred to as “Senior Notes”) due in various fiscal years ranging from 2018 to 2035. The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of March 31, 2015, the book value and the fair value of our Senior Notes were $2.5 billion and $2.6 billion, respectively. Additionally, the interest expense for the Senior Notes is subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. Following a rating change below investment grade, the stated interest rate for each series of Senior Notes may increase between 25 bps to 100 bps based on the adjusted credit rating. Refer to Note 7, “Debt” to the condensed consolidated financial statements in Part I, Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2 for additional details. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy. As of March 31, 2015, if our credit rating was downgraded below investment grade by Moody’s and S&P, the maximum potential increase to our annual interest expense on the Senior Notes, considering a 200 bps increase to the stated interest rate for each series of our Senior Notes, is estimated to be approximately $50.0 million.

In November 2014, we entered into $750 million aggregate principal amount of floating rate senior, unsecured prepayable term loans due in 2019 and a $500 million unfunded revolving credit facility. The interest rates for the term loans are based on LIBOR plus a fixed spread and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the adjusted credit rating. The fair value of the term loans is subject to interest rate risk only to the extent of the fixed spread portion of the interest rates which does not fluctuate with change in interest rates. As of March 31, 2015, the difference between book value and fair value of our term loans was immaterial. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the unfunded revolving credit facility which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. As of March 31, 2015, if LIBOR-based interest rates increased by 100 bps, the change would increase our annual interest expense annually by approximately $5.6 million as it relates to our borrowings under the term loans. Additionally, as of March 31, 2015, if our credit rating was downgraded to be below investment grade, the maximum potential increase to our annual interest expense for the term loans and the revolving credit facility, using the highest range of the ranges discussed above, is estimated to be approximately $4.2 million.
See Note 4, “Marketable Securities,” to the condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of March 31, 2015.
As of March 31, 2015, we had net forward and option contracts to sell $99.9 million in foreign currency in order to hedge certain currency exposures (see Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a detailed description). If we had entered into these contracts on March 31, 2015, the U.S. dollar equivalent would have been $97.8 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $22.1 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition, we face a number of risks specific to ongoing changes in the semiconductor industry, as the significant majority of our sales are made to semiconductor manufacturers. Some of the trends that our management monitors in operating our business include the following:

•	the increasing cost of building and operating fabrication facilities and the impact of such increases on our customers’ investment decisions;

•	differing market growth rates and capital requirements for different applications, such as memory, logic and foundry;

•	lower level of process control adoption by our memory customers compared to our foundry and logic customers;

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
As of March 31, 2015, we had $3.25 billion aggregate principal amount of outstanding indebtedness, consisting of $2.5 billion aggregate principal amount of senior, unsecured long-term notes and $750.0 million of term loans under a Credit Agreement (the “Credit Agreement”). Additionally, we have commitments for an unfunded revolving credit facility of $500.0 million under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded revolving credit facility under the Credit Agreement and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
The term loans under the Credit Agreement bear interest at a floating rate, which is based on the London Interbank Offered Rate plus a fixed spread, and, therefore, any increase in interest rates would require us to pay additional interest, which may have an adverse effect on the value and liquidity of our debt and the market price of our common stock could decline. The interest rate under the Credit Facility is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. Additionally, under the Credit Agreement, we are required to comply with affirmative and negative covenants, which include the maintenance of certain financial ratios, the details of which can be found in Note 7, “Debt.” If we fail to comply with these covenants, we will be in default and our borrowings will become immediately due and payable. There can be no assurances that we will have sufficient financial resources or we will be able to arrange financing to repay our borrowings at such time. In addition, certain of our domestic subsidiaries under the Credit Agreement are required to guarantee our borrowings under the Credit Agreement. In the event that we default on our borrowings, these domestic subsidiaries shall be liable for our borrowings, which could disrupt our operations and result in a material adverse impact on our business, financial condition or stock price.
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

•	an impairment of our ability to obtain additional financing in the future; and

•	obligations to comply with restrictive and financial covenants as noted in the above risk factor and Note 7, “Debt.”
Our ability to satisfy our future expenses as well as our new debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. Furthermore, our future operations may not generate sufficient cash flows to enable us to meet our future expenses and service our new debt obligations, which may impact our ability to manage our capital structure to preserve and maintain our investment grade rating. If our future operations do not generate sufficient cash flows, we may need to access the unfunded revolving credit facility of $500 million under the Credit Agreement or enter into new financing arrangements to obtain necessary funds. If we determine it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, we may not be able to obtain it on acceptable terms. Any additional borrowing under the Credit Agreement will place further pressure on us to comply with the financial covenants. If we fail to make a payment associated with our new debt obligations, we could be in default on such debt, and such a default could cause us to be in default on our other outstanding indebtedness.

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

We are exposed to risks related to cybersecurity threats and cyber incidents.
In the conduct of our business, we collect, use, transmit and store data on information systems. This data includes confidential information and intellectual property belonging to us, our customers and our business partners, as well as personally-identifiable information of individuals. We allocate significant resources to network security, data encryption and other measures to protect our information systems and data from unauthorized access or misuse. Despite our ongoing efforts to enhance our network security measures, our information systems are susceptible to computer viruses, cyber-related security breaches and similar disruptions from unauthorized intrusions, tampering or misuse, and subject to the inherent vulnerabilities of network security measures. Any of these occurrences could result in disruptions to our operations; misappropriation, corruption or theft of confidential information, including intellectual property and other critical data, of KLA-Tencor, our customers and other business partners; reduced value of our investments in research, development and engineering; litigation with, or payment of damages to, third parties; reputational damage; costs to comply with regulatory inquiries or actions; data privacy issues; costs to rebuild our internal information systems; and increased cybersecurity protection and remediation costs.
We rely upon certain critical information systems for our daily business operations. Our inability to use or access our information systems at critical points in time could unfavorably impact our business operations.
Our global operations are dependent upon certain information systems, including telecommunications, the internet, our corporate intranet, network communications, email and various computer hardware and software applications. System failures or malfunctioning, such as difficulties with our customer relationship management (“CRM”) system, could disrupt our operations and our ability to timely and accurately process and report key components of our financial results. Our enterprise resource planning (“ERP”) system is integral to our ability to accurately and efficiently maintain our books and records, record transactions, provide critical information to our management, and prepare our financial statements. Any disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of our acquired businesses into such systems) could adversely affect our ability to complete important business processes, such as the evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Any of these events could have an adverse effect on our business, operating results and financial condition.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended March 31, 2015 (1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2015 to January 31, 2015	890,613	$67.02	13,863,425
February 1, 2015 to February 28, 2015	739,400	$63.96	13,124,025
March 1, 2015 to March 31, 2015	1,013,600	$61.13	12,110,425
Total	2,643,613	$63.91
__________________

(1)
Our Board of Directors has authorized a program for us to repurchase shares of our common stock. The total number and dollar amount of shares repurchased for the nine months ended March 31, 2015 and fiscal years ended June 30, 2014, 2013 and 2012 were 6.5 million shares ($447.9 million), 3.8 million shares ($240.8 million), 5.4 million shares ($273.3 million) and 5.8 million shares ($263.9 million), respectively. On July 8, 2014, we announced that our Board of Directors had authorized us to repurchase up to 13 million additional shares under this program. On October 23, 2014, we announced that our Board of Directors had authorized us to repurchase up to 3.6 million additional shares under this program.

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

KLA-Tencor Corporation
(Registrant)

April 23, 2015	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

April 23, 2015	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 23, 2015	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
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