Form 10-K
period 2015-06-30
KLA TENCOR CORP
filed 2015-08-07
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as of December 31, 2014, was approximately $11.45 billion.
The registrant had 157,530,878 shares of common stock outstanding as of July 17, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on November 4, 2015 (“Proxy Statement”), and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended June 30, 2015, are incorporated by reference into Part III of this report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; the allocation of capital spending by our customers (and, in particular, the percentage of spending that our customers allocate to process control); growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; our ability to successfully maintain cost discipline; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and unfunded revolving line of credit under a Credit Agreement (the “Credit Agreement”) to meet our operating and working capital requirements, including debt service and payment thereof; future dividends, and stock repurchases; our compliance with the financial covenants under the Credit Agreement; the expected timing of the completion of our global employee workforce reduction; the additional charges that we may incur in connection with our global employee workforce reduction; the expected cost savings that we expect to recognize as a result of such workforce reduction; the adoption of new accounting pronouncements; and our repayment of our approximately $3.21 billion of outstanding indebtedness.
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” in this Annual Report on Form 10-K, as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in the fiscal year ending June 30, 2016. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.

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
Within our primary area of focus, our comprehensive portfolio of defect inspection and metrology products, and related service, software and other offerings, helps integrated circuit (“IC” or “chip”) manufacturers manage yield throughout the entire semiconductor fabrication process—from research and development (“R&D”) to final volume production. These products and offerings are designed to provide comprehensive solutions to help our customers to accelerate their development and production ramp cycles, to achieve higher and more stable semiconductor die yields, and to improve their overall profitability.
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
Additional information about KLA-Tencor is available on our website at www.kla-tencor.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission (“SEC”). Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC. Additionally, these filings may be obtained through the SEC’s website (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically. Documents that are not available through the SEC’s website may also be obtained by mailing a request to the U.S. Securities and Exchange Commission, Office of FOIA/PA Operations, 100 F Street, NE, Washington, DC 20549, by submitting an online request to the SEC at www.sec.gov or by calling the SEC at 1-800-732-0330.
Industry
General Background
KLA-Tencor’s core focus is the semiconductor industry. The semiconductor fabrication process begins with a bare silicon wafer—a round disk that is typically 150 millimeters, 200 millimeters or 300 millimeters in diameter, about as thick as a credit card and gray in color. The process of manufacturing wafers is in itself highly sophisticated, involving the creation of large ingots of silicon by pulling them out of a vat of molten silicon. The ingots are then sliced into wafers. Prime silicon wafers are then polished to a mirror finish. Other, more specialized wafers, such as epitaxial silicon (“epi”), silicon-on-insulator (“SOI”), gallium nitride (“GaN”) and silicon carbide (“SiC”), are also common in the semiconductor industry.

The manufacturing cycle of an IC is grouped into three phases: design, fabrication and testing. IC design involves the architectural layout of the circuit, as well as design verification and reticle generation. The fabrication of a chip is accomplished by depositing a series of film layers that act as conductors, semiconductors or insulators on bare wafers. The deposition of these film layers is interspersed with numerous other process steps that create circuit patterns, remove portions of the film layers, and perform other functions such as heat treatment, measurement and inspection. Most advanced chip designs require hundreds of individual steps, many of which are performed multiple times. Most chips consist of two main structures: the lower structure, typically consisting of transistors or capacitors which perform the “smart” functions of the chip; and the upper “interconnect” structure, typically consisting of circuitry which connects the components in the lower structure. When all of the layers on the wafer have been fabricated, each chip on the wafer is tested for functionality. The wafer is then cut into individual chips, and those chips that passed functional testing are packaged. Final testing is performed on all packaged chips.
Current Trends
The growth of consumer demand for mobile devices, including smartphones, tablets and wearable devices, is currently driving growth in the electronics industry and, as a result, growth in the semiconductor industry as well. Contained within each of these latest consumer devices are advanced semiconductors that are helping to enable the features consumers want in device performance, such as smaller product form factors, lower power requirements, bigger and brighter screens and speed, at a lower cost. Alongside this market growth, the industry continues to experience a high rate of change in technology, with the emergence of new techniques and architectures in production today, such as three-dimensional (“3D”) transistors, advanced patterning lithography, advanced wafer-level packaging and semiconductors with critical dimensions at 28 nanometer and below. KLA-Tencor’s inspection and measurement technologies play a key role in enabling our customers’ advanced semiconductor manufacturing processes to support these trends.
Companies that anticipate future market demands by developing and refining new technologies and manufacturing processes are better positioned to lead in the semiconductor market. Accelerating the yield ramp and maximizing production yields of high-performance devices are key goals of modern semiconductor manufacturing. Ramping to high-volume production ahead of competitors can dramatically increase the revenue an IC manufacturer realizes for a given product. During past industry cycles, semiconductor manufacturers generally contended with a few key new technologies or market trends, such as a specific design rule shrink. In today’s market, driven by consumer demand for low-cost electronic goods, the leading semiconductor manufacturers are investing in simultaneous production integration of multiple new process technologies, some requiring new substrate and film materials, new geometries, advanced lithography and advanced packaging techniques.
While many of these technologies have been adopted at the development and pilot production stages of chip manufacturing, significant challenges and risks associated with each technology have affected the adoption of these technologies into full-volume production. For example, as design rules decrease, yields become more sensitive to the size and density of defects and device performance characteristics (namely speed, capacity or power management) become more sensitive to parameters, such as line width and film thickness variation. New process materials, such as high-k dielectrics, SOI wafers and immersion lithography-capable photoresists, require extensive characterization before they can be used in the manufacturing process. Moving several of these advanced technologies into production at once only adds to the risks that chipmakers face.
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

KLA-Tencor systems not only analyze defectivity and metrology issues at critical points in the wafer, reticle and IC manufacturing processes, but also provide information to our customers so that they can identify and address the underlying process problems. The ability to locate the source of defects and resolve the underlying process issues enables our customers to improve control over their manufacturing processes. This helps them increase their yield of high-performance parts and deliver their products to market faster—thus maximizing their profits. With our broad portfolio of application-focused technologies and our dedicated yield technology expertise, we are in position to be a key supplier of comprehensive yield management solutions for customers’ next-generation products, helping our customers respond to the challenges posed by shrinking device sizes, the transition to new production materials, new device and circuit architecture, more demanding lithography processes, and new back-end packaging techniques.
Products
KLA-Tencor is engaged primarily in the design, manufacture and marketing of process control and yield management solutions for the semiconductor and related nanoelectronics industries and provides a comprehensive portfolio of defect inspection and metrology products, and related service, software and other offerings.
KLA-Tencor’s defect inspection and metrology products and related offerings can be broadly categorized into the following groups: Chip Manufacturing, Wafer Manufacturing, Reticle Manufacturing, LED and Compound Semiconductor Manufacturing, Data Storage Media/Head Manufacturing, Microelectromechanical Systems (“MEMS”) Manufacturing, and General Purpose/Lab Applications. The more significant of these products are included in the product table at the end of this “Products” section. Every year, we introduce a number of new products; some of the new products we introduced in the fiscal year ended June 30, 2015 are described below. We also provide refurbished KLA-Tencor tools as part of our K-T CertifiedTM program for customers manufacturing larger design-rule devices, as well as comprehensive service and support for our products.
Chip Manufacturing
KLA-Tencor’s comprehensive portfolio of defect inspection and metrology products, and related service, software and other offerings, helps chip manufacturers manage yield throughout the entire semiconductor fabrication process—from research and development to final volume production. These products and offerings are designed to provide comprehensive solutions to help our customers to accelerate their development and production ramp cycles, to achieve higher and more stable semiconductor die yields, and to improve their overall profitability.
Front-End Defect Inspection
KLA-Tencor’s front-end defect inspection tools cover a broad range of yield applications within the IC manufacturing environment, including: research and development; incoming wafer qualification; reticle qualification; and tool, process and line monitoring. Patterned and unpatterned wafer inspectors find particles, pattern defects and electrical issues on the front surface, back surface and edge of the wafer, allowing engineers to detect and monitor critical yield excursions. Fabs rely on our high sensitivity reticle inspection systems to identify defects in reticles at an early stage and to prevent reticle defects from printing on production wafers. The defect data generated by our inspectors is compiled and reduced to relevant root-cause and yield-analysis information with our suite of data management tools. By implementing our front-end defect inspection and analysis systems, chipmakers are able to take quick corrective action, resulting in faster yield improvement and better time to market.
In June 2015, we introduced the 8920 system, which provides high productivity inspection for a diverse range of applications, including advanced IC front-end lithography and chemical mechanical planarization (“CMP”) processes, automotive device fabrication and advanced legacy fab process control. In July 2014, we launched several front-end defect inspection products that help accelerate yield for next-generation design node devices: 2920 Series, Puma™ 9850 and Surfscan® SP5. The 2920 Series broadband plasma patterned wafer inspection systems are used to discover and monitor defects related to design or process issues, supporting advanced IC development and ramp. The Puma™ 9850 laser scanning patterned wafer inspection system utilizes a range of operating modes to support yield-relevant defect capture for lithography and etch applications and cost-effective excursion monitoring for film and CMP process modules. The Surfscan® SP5 unpatterned wafer inspection system utilizes deep ultra-violet (“DUV”) optical technologies and high throughput to assess incoming wafer quality, evaluate and qualify processes during R&D and monitor processes during production.

The products that we launched during the fiscal year ended June 30, 2015 further strengthened our broad range of offerings that support the front-end defect inspection market. In the field of patterned wafer inspection, we offer our 2920 Series, 2910 Series, 2900 Series, 2830 Series, 2820 Series and 2810 Series systems (for broadband plasma defect inspection); our PumaTM 9850 Series, PumaTM 9650 Series and PumaTM 9500 Series systems (for laser scanning defect inspection); our eS805TM Series and eS800 Series systems (for electron-beam defect inspection); our 8 Series systems (for high productivity defect inspection); and our CIRCLTM cluster tool (for defect inspection, review and metrology of all wafer surfaces - front side, edge and back side). In the field of unpatterned wafer and surface inspection, we offer the Surfscan® SP5 Series and Surfscan® SP3 Series (wafer defect inspection systems for process tool qualification and monitoring using blanket films and bare wafers); and the SURFmonitorTM (integrated on the Surfscan® SP5 and Surfscan® SP3 Series), which enables surface quality measurements and capture of low-contrast defects. For reticle inspection, we offer our X5.2TM and TeronTM SL650 Series products, which are photomask inspection systems that allow IC fabs to qualify incoming reticles and inspect production reticles for contaminants and other process-related changes. In addition, we offer a number of other products for the front-end defect inspection market, as reflected in the product table at the conclusion of this “Products” section.
Defect Review
KLA-Tencor’s defect review systems capture high resolution images of the defects detected by inspection tools. These images enable defect classification, helping chipmakers to identify and resolve yield issues. KLA-Tencor’s suite of defect inspectors, defect review and classification tools and data management systems form a broad solution for finding, identifying and tracking yield-critical defects and process issues. In July 2014, we introduced the eDRTM-7110, an electron-beam wafer defect review and classification system that utilizes improved automatic defect classification capability to quickly identify detected defects and produce an accurate representation of the detected defect population.
Advanced Packaging Process Control
KLA-Tencor offers standalone and cluster inspection and metrology systems for various applications in the field of advanced semiconductor packaging (i.e., at the middle and back-end of the semiconductor manufacturing process). Our CIRCL-AP™ all-surface inspection, metrology and review system supports advanced wafer-level packaging processes, such as 2.5D/3D IC integration using through silicon vias (“TSVs”), wafer-level chip scale packaging (“WLCSP”) and fan-out wafer-level packaging (“FOWLP”). Used for packaging applications associated with LEDs, MEMS, image sensors and flip-chip packaging, our WI-22x0 Series products focus on front side wafer inspection and provide feedback on wafer surface quality, quality of the wafer dicing, or quality of wafer bumps, pads and pillars. Our component inspector products inspect various semiconductor components that are handled in a tray, such as microprocessors or memory chips. Component inspection capability includes 3D coplanarity inspection, measurement of the evenness of the contacts, component height and two-dimensional (“2D”) surface inspection.
In April 2015, we introduced two systems that support advanced packaging applications: CIRCL-AP™ and the ICOS® T830. The CIRCL-APTM includes the 8 Series front side defect inspection and metrology module, the CV350i edge inspection and metrology module and the Micro300 2D and 3D metrology module. It provides cost-efficient process control for a range of advanced wafer-level packaging processes. The ICOS® T830 provides automated, optical inspection of IC packages, leveraging high sensitivity and 2D and 3D measurements to determine final package quality for a wide range of package types and sizes.
Metrology
KLA-Tencor’s array of metrology solutions addresses IC and substrate manufacturing, as well as scientific research and other applications. Precise metrology and control of pattern dimensions, film thicknesses, layer-to-layer alignment, pattern placement, surface topography and electro-optical properties are important in many industries as critical dimensions narrow, film thicknesses shrink to countable numbers of atomic layers and devices become more complex.

In August 2014, we introduced our 5D™ patterning control solution which addresses five elements of patterning process control--the three geometrical dimensions of device structures, time-to-results and overall equipment efficiency. Our 5D™ patterning control solution supports advanced patterning technologies through the characterization, optimization and monitoring of fab-wide processes. During the fiscal year ended June 30, 2015, we launched several metrology products that are key components in our 5D™ patterning control solution and help accelerate the ramp of innovative patterning techniques for advanced design node devices:
Overlay Metrology
In February 2015, we introduced the ArcherTM 500LCM, a high performance overlay metrology system which provides accurate overlay error data that can be used for scanner corrections or for identification of inline excursions, helping engineers determine when to re-work wafers or adjust processes to meet patterning requirements. Offering both imaging and laser-based scatterometry measurement technologies, the ArcherTM 500LCM provides flexible overlay control for all process layers in leading-edge development and high volume production.
Film Thickness and Stress Metrology
In February 2015, we introduced the SpectraFilm™ LD10 system, which utilizes a laser-driven plasma light source to produce reliable, high-precision film measurements for a broad range of film layers, including the thin, multilayer film stacks used in forming complex device structures such as FinFETs. An infrared-based subsystem on the SpectraFilmTM LD10 enables characterization of thick films and film stacks, such as those found in 3D NAND flash devices.
Patterned Wafer Geometry Metrology
In August 2014, we introduced the WaferSightTM PWG system, which measures patterned wafer geometry after a wide range of IC processes, helping identify and monitor variations that can affect patterning. The WaferSightTM PWG enables faster process ramp, overlay control, lithography focus window control and in-line process monitoring for processes such as thin films, etch, CMP and rapid thermal processing (“RTP”).
Reticle Registration Metrology
In August 2014, we introduced the LMS IPRO6 system, which is used by mask shops for comprehensive characterization of reticle pattern placement error, which is a direct contributor to wafer-level pattern overlay error. The LMS IPRO6 utilizes model-based metrology to accurately measure reticle registration for on-device pattern features and standard registration marks, producing higher sampling for better determination of mask quality.
Metrology Data Analysis
In August 2014, we introduced K-T Analyzer® 9.0, which offers advanced, run-time data analysis for a wide range of metrology system types, including overlay, reticle registration, wafer geometry, films, critical dimension and device profile metrology systems.
The products that we launched during the fiscal year ended June 30, 2015 further strengthened our broad range of offerings that support the metrology market. The ArcherTM Series of overlay metrology tools enable characterization of overlay error on lithography process layers for advanced patterning technologies. The SpectraShapeTM family of optical CD and shape metrology systems fully characterize and monitor the critical dimensions and 3D shapes of geometrically complex features incorporated by some IC manufacturers in their latest generation devices. Finally, the SpectraFilmTM and AlerisTM families of film metrology tools provide reliable and precise measurement of film thickness, refractive index, stress and composition for a broad range of film layers. In addition, we offer a number of other products for the metrology market, as reflected in the product table at the conclusion of this “Products” section.
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

Lithography Software
KLA-Tencor’s PROLITHTM product line provides researchers at advanced IC manufacturers, lithography hardware suppliers, track companies and material providers with virtual lithography software to explore critical-feature designs, manufacturability and process-limited yield of proposed lithographic technologies without the time and expense of printing hundreds of test wafers using experimental materials and prototype process equipment. Our ProDATA™ process window analysis software tool speeds critical decision making within the IC fab by enabling fast, easy and accurate analysis of experimental data, including CD, roughness, sidewall angle, top loss and pattern collapse.
In January 2015, we introduced PROLITHTM X5.1, which provides simulation capability for anamorphic imaging for high numerical aperture extreme ultraviolet (“EUV”) lithography, and supports all lithography technologies, including 193nm immersion lithography, spacer-based Self-Aligned Double Patterning ("SADP") and thick resist lithography for 3D interconnects and MEMS manufacturing. In May 2015, we released the latest version of our process window analysis software tool, ProDATA™ V2.0, which provides engineers with a systematic, robust approach to understanding and optimizing lithography processes across the IC fab.
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
Our wafer inspection portfolio is anchored by the Surfscan® SP3 Series defect inspection systems designed to enable development and production monitoring of polished wafers, epi wafers and engineered substrates. The SURFmonitorTM module characterizes wafer surface quality and captures the low-contrast defects. The WaferSightTM platform offers bare wafer geometry and nanotopography metrology capabilities. Other products that we offer for the wafer manufacturing market are highlighted in the product table at the conclusion of this “Products” section.
Reticle Manufacturing
Error-free reticles, or masks, are necessary to achieving high semiconductor device yields, since reticle defects can be replicated in every die on production wafers. KLA-Tencor offers high sensitivity reticle inspection and metrology systems for mask shops, designed to help them manufacture reticles that are free of pattern defects that could print on the wafers and meet pattern placement and critical dimension uniformity specifications. In August 2014, we introduced the LMS IPRO6 reticle metrology system which enables improved characterization of mask quality through accurate measurement of reticle pattern placement error for on-device pattern features in addition to standard registration marks.
Our reticle inspection portfolio includes the TeronTM 600 Series for development and manufacturing of advanced optical and EUV masks, the TeraScanTM 500XR system for mask shop production of reticles for the 32nm node and above and our X5.2TM and TeronTM SL650 products for reticle quality control capability for IC fabs. These products include the capability for mapping critical dimension uniformity across the reticle. In addition, we offer the LMS IPRO line of reticle metrology systems for measuring pattern placement error. If the pattern on the reticle is displaced from its intended location, overlay error can result on the wafer, which can lead to electrical continuity issues affecting yield, performance or reliability of the IC device.
LED and Compound Semiconductor Manufacturing
LEDs are becoming more commonly used in solid-state lighting, television and notebook backlighting, and automotive applications. As LED device makers target aggressive cost and performance targets, they place significant emphasis on improved process control and yield during the manufacturing process.
KLA-Tencor offers a portfolio of three systems to help LED manufacturers reduce production costs and increase product output: Candela® 8620, Klarity® LED and WI-2280. The Candela 8620 substrate and epi wafer inspection system provides automated inspection and quality control of LED substrates, detecting defects that can impact device performance, yield and field reliability. Klarity LED is an automated defect data management and analysis system for LED yield enhancement. The WI-2280 system is a patterned wafer inspection tool that is designed specifically for defect inspection and 2D metrology for LED applications.

Our primary products for compound semiconductor manufacturing include Candela CS20 and the P-Series Stylus Profiler, used for the inspection of substrates, epi-layers and process films. In addition, the Candela CS920 is used by power device manufacturers for defect inspection and classification on SiC substrate and epi wafers.
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
General Purpose/Lab Applications
A range of industries, including general scientific and materials research and optoelectronics, require measurements of surface topography to either control their processes or research new material characteristics. Typical measurement parameters that our tools address include flatness, roughness, curvature, peak-to-valley, asperity, waviness, texture, volume, sphericity, slope, density, stress, bearing ratio and distance (mainly in the micron to nanometer range). In September 2014, we introduced the Alpha-Step® D-500 stylus profiler designed for 2D measurements of surface topography and the Alpha-Step D-600 stylus profiler designed for high resolution 2D and 3D surface topography measurements. The two systems support a broad range of R&D and production applications.
K-T Certified
K-T Certified is our refurbished tools program that delivers fully refurbished, tested and certified KLA-Tencor tools to our customers. In addition to high-quality pre-owned 300mm and sub-200mm tools for the integrated circuit, reticle, substrate, MEMS and data storage markets, K-T Certified also offers system software and hardware performance upgrades to extend the capabilities of existing equipment. When a customer needs to move to the next manufacturing node, K-T Certified can help maximize the value of the customer’s existing assets through K-T Certified’s repurchase, trade-in and redeployment services.
K-T Services
Our K-T Services program enables our customers in all business sectors to maintain the high performance and productivity of our products through a flexible portfolio of services. Whether a manufacturing site is producing integrated circuits, wafers or reticles, K-T Services delivers yield management expertise spanning advanced technology nodes, including collaboration with customers to determine the best products and services to meet technology requirements and optimize cost of ownership. Our comprehensive services include service engineers, technical support teams and knowledge management systems; and an extensive parts network to ensure worldwide availability of parts.

Product Table
The following table presents a representative list of the products that we offered during the course of the fiscal year ended June 30, 2015:

MARKETS	APPLICATIONS	PRODUCTS
Chip Manufacturing
Front-End Defect Inspection	Patterned Wafer	2920 Series, 2910 Series, 2900 Series, 2830 Series, 2820 Series, 2810 Series PumaTM 9850, Puma 9650, Puma 9500 Series eS805TM Series, eS800 Series
	High Productivity and All Surface	CIRCLTM with 8 Series, CV350i, BDR300TM and Micro300 modules 8 Series (8800, 8820, 8900, 8920)
	Unpatterned Wafer/Surface	Surfscan® SP3 and Surfscan SP5 Series SURFmonitorTM
	Reticle	X5.2TM TeronTM SL650
	Data Management	Klarity® product family
Advanced Packaging	Wafer-Level Packaging	CIRCL-APTM with 8 Series, CV350i and Micro300 modules WI-22x0 Series
	Component Inspection	ICOS® T640 and ICOS T830
Defect Review	Electron-beam	eDRTM-7100 Series, eDR-7000 Series
Metrology	Overlay	ArcherTM Series
	Optical CD and Shape	SpectraShapeTM product family
	Film Thickness/Index	SpectraFilmTM product family AlerisTM product family
	Wafer Geometry and Topography	WaferSightTM Series SURFmonitor
	Ion Implant and Anneal	Therma-Probe®
	Surface Metrology	HRP® -350 P-Series product family
	Resistivity	RS product family
	Data Management	K-T Analyzer®
In-Situ Process Monitoring	Lithography	SensArray® product family
	Plasma Etch	SensArray product family
	Implant and Wet	SensArray PlasmaSuite
Lithography Software	Lithography Simulation	PROLITHTM
	Process Window Analysis	ProDATATM

MARKETS AND APPLICATIONS	PRODUCTS
Wafer Manufacturing
Surface and Defect Inspection	Surfscan SP3 Series SURFmonitor
Wafer Geometry and Nanotopography Metrology	WaferSight Series SURFmonitor
Data Management	FabVisionTM
Reticle Manufacturing
Defect Inspection	TeraScanTMXR Teron 600 Series
Pattern Placement Metrology	LMS IPRO Series
LED and Compound Semiconductor Manufacturing
Patterned Wafer Inspection	WI product family
Defect Inspection (substrates and epi wafers)	Candela® product family
Surface Metrology	P-Series product family MicroXAM Series HRP product family
Data Management	Klarity LED
Data Storage Media/Head Manufacturing
Thin-Film Head Metrology and Inspection	Aleris product family CIRCL with 8 Series, CV350i, BDR300 and Micro300 modules HRP -250 P-Series product family
Virtual Lithography	PROLITH
In-Situ Process Monitoring	SensArray product family
Transparent and Metal Substrate Inspection	Candela product family
Data Management	Klarity Defect K-T Analyzer
MEMS Manufacturing
Surface Metrology: Stylus Profiling	P-Series product family HRP product family
Surface Metrology: Optical Profiling	MicroXAM Series
Optical Inspection	8 Series (8800, 8820, 8900, 8920) WI product family
General Purpose/Lab Applications
Surface Metrology: Stylus Profiling	P-Series product family Alpha-Step® product family HRP product family
Surface Metrology: Optical Profiling	MicroXAM Series
Process Chamber Conditions	SensArray product family
The product information shown in the tables above excludes some products that were solely offered through our K-T Certified refurbished tools program.

Customers
To support our growing global customer base, we maintain a significant presence throughout Asia, the United States and Europe, staffed with local sales and applications engineers, customer and field service engineers and yield management consultants. We count among our largest customers the leading semiconductor manufacturers in each of these regions.
For the fiscal years ended June 30, 2015, 2014 and 2013, the following customers each accounted for more than 10% of total revenues:

Year ended June 30,
2015	2014	2013
Intel Corporation	Intel Corporation	Intel Corporation
Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.	Taiwan Semiconductor Manufacturing Company Limited
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn is driven by the current and anticipated market demand for ICs and products utilizing ICs. We do not consider our business to be seasonal in nature, but it is cyclical with respect to the capital equipment procurement practices of semiconductor manufacturers, and it is impacted by the investment patterns of such manufacturers in different global markets. Downturns in the semiconductor industry or slowdowns in the worldwide economy as well as customer consolidation could have a material adverse effect on our future business and financial results.
Sales, Service and Marketing
Our sales, service and marketing efforts are aimed at building long-term relationships with our customers. We focus on providing a single and comprehensive resource for the full breadth of process control and yield management products and services. Our customers benefit from the simplified planning and coordination, as well as the increased equipment compatibility, which are realized as a result of dealing with a single supplier for multiple products and services. Our revenues are derived primarily from product sales, mostly through our direct sales force.
We believe that the size and location of our field sales, service and applications engineering, and marketing organizations represent a competitive advantage in our served markets. We have direct sales forces in Asia, the United States and Europe. We maintain an export compliance program that is designed to meet the requirements of the United States Departments of Commerce and State.
As of June 30, 2015, we employed approximately 2,390 full-time sales and related personnel, service engineers and applications engineers. In addition to sales and service offices in the United States, we conduct sales, marketing and services out of wholly-owned subsidiaries or branches in other countries, including Belgium, China, Germany, Israel, Japan, Singapore, South Korea and Taiwan. International revenues accounted for approximately 71%, 76% and 70% of our total revenues in the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Additional information regarding our revenues from foreign operations for our last three fiscal years can be found in Note 17, “Segment Reporting and Geographic Information” to the Consolidated Financial Statements.
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
Backlog
Our shipment backlog for systems and associated warranty totaled $984 million and $977 million as of June 30, 2015 and 2014, respectively, and primarily consists of sales orders where written customer requests have been received and the delivery is anticipated within the next 12 months. Orders for service contracts and unreleased products are excluded from shipment backlog. All orders are subject to cancellation or delay by the customer, often with limited or no penalties. We make adjustments for shipment backlog obtained from acquired companies, sales order cancellations, customer delivery date changes and currency adjustments. Shipment backlog is not subject to normal accounting controls for information that is either reported in or derived from our consolidated financial statements. In addition, the concept of shipment backlog is not defined in the accounting literature, making comparisons between periods and with other companies difficult and potentially misleading.
Our revenue backlog, which includes the gross value of sales orders where physical deliveries have been completed, but for which revenue has not been recognized pursuant to our policy for revenue recognition, totaled $221 million and $269 million as of June 30, 2015 and 2014, respectively. Orders for service contracts are excluded from revenue backlog.
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
Research and Development
The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation. These technical innovations are inherently complex and require long development cycles and appropriate professional staffing. We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our human and financial resources to research and development programs and seek to maintain close relationships with customers to remain responsive to their needs. In addition, we may enter into certain strategic development and engineering programs whereby certain government agencies or other third parties fund a portion of our research and development costs. As of June 30, 2015, we employed approximately 1,480 full-time research and development personnel.
Our key research and development activities during the fiscal year ended June 30, 2015 involved the development of process control and yield management equipment aimed at addressing the challenges posed by shrinking device sizes, the transition to new production materials, new device and circuit architecture, more demanding lithography processes and new back-end packaging techniques. For information regarding our research and development expenses during the last three fiscal years, including costs offset by our strategic development and engineering programs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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
Manufacturing, Raw Materials and Supplies
We perform system design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities take place in the United States (Milpitas, California), Singapore, Israel, Germany and China. As of June 30, 2015, we employed approximately 970 full-time manufacturing personnel.
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
Although we seek to reduce our dependence on sole and limited source suppliers, in some cases the partial or complete loss of certain of these sources, or disruptions within our suppliers’ often-complex supply chains, could disrupt scheduled deliveries to customers, damage customer relationships and have a material adverse effect on our results of operations.
Competition
The worldwide market for process control and yield management systems is highly competitive. In each of our product markets, we face competition from established and potential competitors, such as Applied Materials, Inc., ASML Holding N.V., Hermes Microvision, Inc., Hitachi High-Technologies Corporation and Nanometrics, Inc., some of which may have greater financial, research, engineering, manufacturing and marketing resources than we have. We may also face future competition from new market entrants from other overseas and domestic sources. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. We believe that, to remain competitive, we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development.
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
Employees
As of June 30, 2015, we employed approximately 5,880 full-time employees. Except for our employees in Belgium (where a trade union delegation has been recognized) and our employees in the German operations of our MIE business unit (who are represented by employee works council), none of our employees are represented by a labor union. We have not experienced work stoppages and believe that our employee relations are good.
Competition is intense in the recruiting of personnel in the semiconductor and semiconductor equipment industry. We believe that our future success will depend, in part, on our continued ability to hire and retain qualified management, marketing and technical employees.
As discussed in our Note 15, “Restructuring Charges,” we announced in April 2015 a plan to reduce our global workforce to streamline our organization and business processes in response to changing customer requirements in our industry. The goals of this reduction are to enable continued innovation, direct our resources toward our best opportunities and lower our ongoing expense run rate. Refer to the above footnote for additional details.

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
In addition, we face a number of risks specific to ongoing changes in the semiconductor industry, as the significant majority of our sales are made to semiconductor manufacturers. Some of the trends that our management monitors in operating our business include the following:

•	the increasing cost of building and operating fabrication facilities and the impact of such increases on our customers’ investment decisions;

•	differing market growth rates and capital requirements for different applications, such as memory, logic and foundry;

•	lower level of process control adoption by our memory customers compared to our foundry and logic customers;

•	our customers’ reuse of existing and installed products, which may decrease their need to purchase new products or solutions at more advanced technology nodes;

•
the emergence of disruptive technologies that change the prevailing semiconductor manufacturing processes (or the economics associated with semiconductor manufacturing) and, as a result, also impact the inspection and metrology requirements associated with such processes;

•
the higher design costs for the most advanced integrated circuits, which could economically constrain leading-edge manufacturing technology customers to focus their resources on only the large, technologically advanced products and applications;

•	the possible introduction of integrated products by our larger competitors that offer inspection and metrology functionality in addition to managing other semiconductor manufacturing processes;

•
changes in semiconductor manufacturing processes that are extremely costly for our customers to implement and, accordingly, our customers could reduce their available budgets for process control equipment by reducing inspection and metrology sampling rates for certain technologies;

•
the reversal of the historical trend of declining cost per transistor with each new generation of technological advancement within the semiconductor industry, and the adverse impact that such reversal would have upon our business;

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
Our customer base, particularly in the semiconductor industry, historically has been, and is becoming increasingly, highly concentrated due to corporate consolidation, acquisitions and business closures. In this environment, orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our sales. This increasing concentration exposes our business, financial condition and operating results to a number of risks, including the following:

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

•
In a highly concentrated business environment, if a particular customer does not place an order, or if they delay or cancel orders, we may not be able to replace the business. Furthermore, because our products are configured to each customer’s specifications, any changes, delays or cancellations of orders may result in significant, non-recoverable costs.

•
As a result of this consolidation, the customers that survive the consolidation represent a greater portion of our sales and, consequently, have greater commercial negotiating leverage. Many of our large customers have more aggressive policies regarding engaging alternative, second-source suppliers for the products we offer and, in addition, may seek and, on occasion, receive pricing, payment, intellectual property-related or other commercial terms that may have an adverse impact on our business. Any of these changes could negatively impact our prices, customer orders, revenues and gross margins.

•
Certain customers have undergone significant ownership changes, created alliances with other companies, experienced management changes or have outsourced manufacturing activities, any of which may result in additional complexities in managing customer relationships and transactions. Any future change in ownership or management of our existing customers may result in similar challenges, including the possibility of the successor entity or new management deciding to select a competitor’s products.

•
The highly concentrated business environment also increases our exposure to risks related to the financial condition of each of our customers. For example, as a result of the challenging economic environment during fiscal year 2009, we were (and in some cases continue to be) exposed to additional risks related to the continued financial viability of certain of our customers. To the extent our customers experience liquidity issues in the future, we may be required to incur additional bad debt expense with respect to receivables owed to us by those customers. In addition, customers with liquidity issues may be forced to reduce purchases of our equipment, delay deliveries of our products, discontinue operations or may be acquired by one of our customers, and in either case such event would have the effect of further consolidating our customer base.

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

•
Prices differ among the products we offer for different applications due to differences in features offered or manufacturing costs. If there is a shift in demand by our customers from our higher-priced to lower-priced products, our gross margin and revenue would decrease. In addition, when products are initially introduced, they tend to have higher costs because of initial development costs and lower production volumes relative to the previous product generation, which can impact gross margin.

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
When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During periods of declining revenues, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, or if our attempts to respond fail to accomplish our intended results, then our business could be seriously harmed. Furthermore, any workforce reductions and cost reduction actions that we adopt in response to down cycles may result in additional restructuring charges, disruptions in our operations and loss of key personnel. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.
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
Success in the semiconductor equipment industry depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions. For over 25 years the primary driver of technology advancement in the semiconductor industry has been to shrink the lithography that prints the circuit design on semiconductor chips. That driver appears to be slowing, which may cause semiconductor manufacturers to delay investments in equipment, investigate more complex device architectures, use new materials and develop innovative fabrication processes. These and other evolving customer plans and needs require us to respond with continued development programs and cut back or discontinue older programs, which may no longer have industry-wide support. Technical innovations are inherently complex and require long development cycles and appropriate staffing of highly qualified employees. Our competitive advantage and future business success depend on our ability to accurately predict evolving industry standards, develop and introduce new products and solutions that successfully address changing customer needs, win market acceptance of these new products and solutions, and manufacture these new products in a timely and cost-effective manner. Our failure to accurately predict evolving industry standards and develop as well as offer competitive technology solutions in a timely manner with cost-effective products could result in loss of market share, unanticipated costs, and inventory obsolescence, which would adversely impact our business, operating results and financial condition.
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
We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. Through our business interruption planning, we seek to minimize the risk of production and service interruptions and/or shortages of key parts by, among other things, monitoring the financial stability of key suppliers, identifying (but not necessarily qualifying) possible alternative suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, key parts may be available only from a single supplier or a limited group of suppliers. Also, key parts we obtain from some of our suppliers incorporate the suppliers’ proprietary intellectual property; in those cases we are increasingly reliant on third parties for high-performance, high-technology components, which reduces the amount of control we have over the availability and protection of the technology and intellectual property that is used in our products. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk during economic downturns, it could affect their ability to deliver parts and could result in delays for our products. Similarly, especially with respect to suppliers of high-technology components, our suppliers themselves have increasingly complex supply chains, and delays or disruptions at any stage of their supply chains may prevent us from obtaining parts in a timely manner and result in delays for our products. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements and product specifications, or if we are only able to do so on unfavorable terms. Furthermore, a supplier may discontinue production of a particular part for any number of reasons, including the supplier’s financial condition or business operational decisions, which would require us to purchase, in a single transaction, a large number of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and ultimately any unused parts may result in a significant inventory write-off, either of which could have a material and adverse impact on our financial condition and results of operations for the applicable periods.
If we fail to operate our business in accordance with our business plan, our operating results, business and stock price may be significantly and adversely impacted.
We attempt to operate our business in accordance with a business plan that is established annually, revised frequently (generally quarterly), and reviewed by management even more frequently (at least monthly). Our business plan is developed based on a number of factors, many of which require estimates and assumptions, such as our expectations of the economic environment, future business levels, our customers’ willingness and ability to place orders, lead-times, and future revenue and cash flow. Our budgeted operating expenses, for example, are based in part on our future revenue expectations. However, our ability to achieve our anticipated revenue levels is a function of numerous factors, including the volatile and cyclical nature of our primary industry, customer order cancellations, macroeconomic changes, operational matters regarding particular agreements, our ability to manage customer deliveries, the availability of resources for the installation of our products, delays or accelerations by customers in taking deliveries and the acceptance of our products (for products where customer acceptance is required before we can recognize revenue from such sales), our ability to operate our business and sales processes effectively, and a number of the other risk factors set forth in this Item 1A.
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

Our outstanding indebtedness was substantially increased in the second quarter of our fiscal year ended June 30, 2015 and, as a result, our capital structure is more highly leveraged.
As of June 30, 2015, we had approximately $3.21 billion aggregate principal amount of outstanding indebtedness, consisting of $2.50 billion aggregate principal amount of senior, unsecured long-term notes and approximately $711.3 million of term loans under a Credit Agreement (the “Credit Agreement”). Additionally, we have commitments for an unfunded revolving credit facility of $500.0 million under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded revolving credit facility under the Credit Agreement and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
The term loans under the Credit Agreement bear interest at a floating rate, which is based on the London Interbank Offered Rate plus a fixed spread, and, therefore, any increase in interest rates would require us to pay additional interest, which may have an adverse effect on the value and liquidity of our debt and the market price of our common stock could decline. The interest rate under the Credit Facility is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. Additionally, under the Credit Agreement, we are required to comply with affirmative and negative covenants, which include the maintenance of certain financial ratios, the details of which can be found in Note 7, “Debt.” If we fail to comply with these covenants, we will be in default and our borrowings will become immediately due and payable. There can be no assurance that we will have sufficient financial resources or we will be able to arrange financing to repay our borrowings at such time. In addition, certain of our domestic subsidiaries under the Credit Agreement are required to guarantee our borrowings under the Credit Agreement. In the event that we default on our borrowings, these domestic subsidiaries shall be liable for our borrowings, which could disrupt our operations and result in a material adverse impact on our business, financial condition or stock price.

Our leveraged capital structure may adversely affect our financial condition, results of operations and earnings per share.
We completed our leveraged recapitalization transaction during the fiscal quarter ended December 31, 2014, which included raising approximately $3.25 billion in new borrowings, consisting of $2.50 billion aggregate principal amount of senior, unsecured long-term notes and approximately $750.0 million of term loans under the Credit Agreement, payment of a special cash dividend of approximately $2.76 billion and prepayment of our $750 million of existing senior notes due in 2018. Our issuance and maintenance of higher levels of indebtedness could have adverse consequences including, but not limited to:

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
Our Board of Directors first instituted a quarterly dividend during the fiscal year ended June 30, 2005. Since that time, we have announced a number of increases in the amount of our quarterly dividend level as well as payment of a special cash dividend that was declared and substantially paid in the second quarter of our fiscal year ended June 30, 2015. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends may be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; changes to our business model; and our increased interest and principal payments required by our approximately $3.21 billion aggregate principal amount of outstanding indebtedness and any additional indebtedness that we may incur in the future. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
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

In addition, in our commercial agreements, from time to time in the normal course of business we indemnify third parties with whom we enter into contractual relationships, including customers, suppliers and lessors, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. We may be compelled to enter into or accrue for probable settlements of alleged indemnification obligations, or we may be subject to potential liability arising from our customers’ involvements in legal disputes. In addition, notwithstanding the provisions related to limitations on our liability that we seek to include in our business agreements, the counterparties to such agreements may dispute our interpretation or application of such provisions, and a court of law may not interpret or apply such provisions in our favor, any of which could result in an obligation for us to pay material damages to third parties and engage in costly legal proceedings. It is difficult to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in any particular claim. Our business, financial condition and results of operations in a reported fiscal period could be materially and adversely affected if we expend significant amounts in defending or settling any purported claims, regardless of their merit or outcomes.
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
In addition, we may, in limited circumstances, enter into agreements that contain customer-specific commitments on pricing, tool reliability, spare parts stocking levels, response time and other commitments. Furthermore, we may give these customers limited audit or inspection rights to enable them to confirm that we are complying with these commitments. If a customer elects to exercise its audit or inspection rights, we may be required to expend significant resources to support the audit or inspection, as well as to defend or settle any dispute with a customer that could potentially arise out of such audit or inspection. To date, we have made no significant accruals in our consolidated financial statements for this contingency. While we have not in the past incurred significant expenses for resolving disputes regarding these types of commitments, we cannot make any assurance that we will not incur any such liabilities in the future. Our business, financial condition and results of operations in a reported fiscal period could be materially and adversely affected if we expend significant amounts in supporting an audit or inspection, or defending or settling any purported claims, regardless of their merit or outcomes.

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
Historically, we recorded material restructuring charges related to our prior global workforce reduction, large excess inventory write-offs, and material impairment charges related to our goodwill and purchased intangible assets. During the fiscal year ended June 30, 2015, we recorded net restructuring charges of $31.6 million of which $22.4 million was recorded in the fourth quarter of fiscal year ended June 30, 2015, primarily related to our plan to reduce our global employee workforce in order to streamline our organization and business processes in response to changing customer requirements in our industry. Such workforce changes can also temporarily reduce workforce productivity, which could be disruptive to our business and adversely affect our results of operations. In addition, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame. If we again restructure our organization and business processes, implement additional cost reduction actions or discontinue certain business operations, we may take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write-off additional inventory if our product build plans or usage of service inventory decline. Also, as our lead times from suppliers increase (due to the increasing complexity of the parts and components they provide) and the lead times demanded by our customers decrease (due to the time pressures they face when introducing new products or technology or bringing new facilities into production), we may be compelled to increase our commitments, and therefore our risk exposure, to inventory purchases to meet our customers’ demands in a timely manner, and that inventory may need to be written-off if demand for the underlying product declines for any reason. Such additional write-offs could constitute material charges.
As noted above, in the past, we recorded a material charge related to the impairment of our goodwill and purchased intangible assets. Goodwill represents the excess of costs over the net fair value of net assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with authoritative guidance for goodwill. Purchased intangible assets with estimable useful lives are amortized over their respective estimated useful lives using the straight-line method, and are reviewed for impairment in accordance with authoritative guidance for long-lived assets. The valuation of goodwill and intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. A substantial decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we previously used to calculate the value of our goodwill or intangible assets (and, as applicable, the amount of any previous impairment charge), could result in a change to the estimation of fair value that could result in an additional impairment charge.
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
In addition, a decline in the condition of the global financial markets could adversely impact the market values or liquidity of our investments. Our investment portfolio includes corporate and government securities, money market funds and other types of debt and equity investments. Although we believe our portfolio continues to be comprised of sound investments due to the quality and (where applicable) credit ratings, a decline in the capital and financial markets would adversely impact the market value of our investments and their liquidity. If the market value of such investments were to decline, or if we were to have to sell some of our investments under illiquid market conditions, we may be required to recognize an impairment charge on such investments or a loss on such sales, either of which could have an adverse effect on our financial condition and operating results.
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

•
fluctuations in interest and currency exchange rates. Fluctuations in currency exchange rates may adversely impact our ability to compete on price with local providers or the value of revenues we generate from our international business. Although we attempt to manage some of our near-term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate;

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
In addition, we may from time to time be involved in legal proceedings or claims regarding employment, immigration, contracts, product performance, product liability, antitrust, environmental regulations, securities, unfair competition and other matters (in addition to proceedings and claims related to intellectual property matters, which are separately discussed elsewhere in this Item 1A). These legal proceedings and claims, regardless of their merit, may be time-consuming and expensive to prosecute or defend, divert management’s attention and resources, and/or inhibit our ability to sell our products. There can be no assurance regarding the outcome of current or future legal proceedings or claims, which could adversely affect our operating results, financial condition and ability to operate our business.
Recent regulations related to “conflict minerals” may force us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. Some of these metals are commonly used in electronic equipment and devices, including our products. These requirements require companies to annually investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. We have an extremely complex supply chain, with numerous suppliers (many of whom are not obligated to investigate their own supply chains) for the components and parts used in each of our products. As a result, we may incur significant costs to comply with the diligence and disclosure requirements, including costs related to determining the source of any of the relevant metals used in our products. In addition, because our supply chain is so complex, we may not be able to sufficiently verify the origin of all the relevant metals used in our products through the due diligence procedures that we implement, which may harm our business reputation. Though we do not anticipate that our customers will need to know our conflict mineral status to satisfy their own SEC reporting obligations (if any), we may also face difficulties in satisfying customers if they nonetheless require that we prove or certify that our products are “conflict free.” Key components and parts that can be shown to be “conflict free” may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier. Any of these outcomes could adversely impact our business, financial condition or operating results.

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
We outsource a number of services, including our transportation, information systems management and logistics management of spare parts and certain accounting and procurement functions, to domestic and overseas third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, on our ability to quickly respond to changing market conditions, or on our ability to ensure compliance with all applicable domestic and foreign laws and regulations. In addition, many of these outsourced service providers, including certain hosted software applications that we use for confidential data storage, employ “cloud computing” technology for such storage (which refers to an information technology hosting and delivery system in which data is not stored within the user’s physical infrastructure but instead is delivered to and consumed by the user as an Internet-based service). These providers’ cloud computing systems may be susceptible to “cyber incidents,” such as intentional cyber attacks aimed at theft of sensitive data or inadvertent cyber-security compromises, that are outside of our control. If we do not effectively develop and manage our outsourcing strategies, if required export and other governmental approvals are not timely obtained, if our third-party service providers do not perform as anticipated or do not adequately protect our data from cyber-related security breaches, or if there are delays or difficulties in enhancing business processes, we may experience operational difficulties (such as limitations on our ability to ship products), increased costs, manufacturing or service interruptions or delays, loss of intellectual property rights or other sensitive data, quality and compliance issues, and challenges in managing our product inventory or recording and reporting financial and management information, any of which could materially and adversely affect our business, financial condition and results of operations.
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
Our investment portfolio primarily consists of both corporate and government debt securities that are susceptible to changes in market interest rates and bond yields. As market interest rates and bond yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. We believe we have the ability to realize the full value of all these investments upon maturity. However, an impairment of the fair market value of our investments, even if unrealized, must be reflected in our financial statements for the applicable period and may therefore have a material adverse effect on our results of operations for that period.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
Information regarding our principal properties as of June 30, 2015 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Milpitas, CA	Office, plant and warehouse	Principal Executive Offices, Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	727,302	Owned

Westwood, MA(1)	Office and plant	Engineering, Marketing, Manufacturing and Service	116,908	Leased

Leuven, Belgium(1)	Office, plant and warehouse	Engineering, Marketing and Service and Sales Administration	99,315	Owned

Shenzhen, China	Office and plant	Sales, Service and Manufacturing	47,213	Leased

Shanghai, China	Office	Research, Service and Sales Administration	41,184	Leased

Weilburg, Germany	Office and plant	Engineering, Marketing, Manufacturing, Service and Sales Administration	138,119	Leased

Chennai, India	Office	Engineering	33,366	Owned

Migdal Ha’Emek, Israel	Office and plant	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	191,982	Owned

Yokohama, Japan	Office and warehouse	Sales and Service	37,418	Leased

Serangoon, Singapore(2)	Office and plant	Sales, Service and Manufacturing	248,155	Owned

Hsinchu, Taiwan	Office	Sales and Service	73,676	Leased
 __________________

(1)	Portions of this property are sublet, are vacant and marketed to sublease, or are leased to third parties.

(2)	We own the building at our location in Serangoon, Singapore, but the land on which this building resides is leased.
As of June 30, 2015, we owned or leased a total of approximately 2.1 million square feet of space worldwide, including the locations listed above and office space for smaller sales and service offices in several locations throughout the world. Our operating leases expire at various times through December 31, 2021, subject to renewal, with some of the leases containing renewal option clauses at the fair market value, for additional periods up to five years. Additional information regarding these leases is incorporated herein by reference to Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements. We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs.

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
The prices per share reflected in the following table represent the high and low closing prices for our common stock on the NASDAQ Global Select Market for the periods indicated:

	Year ended June 30, 2015				Year ended June 30, 2014
	High	Low	Cash Dividends Declared per share		High	Low	Cash Dividends Declared per share
First Fiscal Quarter	$80.86	$71.40	$0.50		$62.01	$54.67	$0.45
Second Fiscal Quarter	$84.18	$65.61	$17.00	*	$66.19	$59.46	$0.45
Third Fiscal Quarter	$70.95	$58.29	$0.50		$70.02	$59.73	$0.45
Fourth Fiscal Quarter	$60.30	$55.65	$0.50		$72.64	$62.30	$0.45
__________________
* Includes a special cash dividend of $16.50 per share that was declared by our Board of Directors on November 19, 2014 and was paid on December 9, 2014 to the stockholders of record as of the close of business on December 1, 2014 during the second quarter of the fiscal year ended June 30, 2015. Additional information regarding cash dividends can be found in Note 8, “Equity and Long-term Incentive Compensation Plans.”
On July 14, 2015, we announced that our Board of Directors had authorized a further increase in the level of the Company’s quarterly dividend from $0.50 to $0.52 per share. Additional information regarding the increase in cash dividends after fiscal year-end can be found in Note 19, “Subsequent Events.”
As of July 17, 2015, there were 451 holders of record of our common stock.
Equity Repurchase Plans
The following is a summary of stock repurchases for each month during the fourth quarter of the fiscal year ended June 30, 2015(1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2015 to April 30, 2015	1,350,089	$58.93	10,760,336
May 1, 2015 to May 31, 2015	634,622	$59.31	10,125,714
June 1, 2015 to June 30, 2015	764,301	$57.26	9,361,413
Total	2,749,012	$58.55
  __________________

(1)
Our Board of Directors has authorized a program for us to repurchase shares of our common stock. The total number and dollar amount of shares repurchased for the fiscal years ended June 30, 2015, 2014 and 2013 were 9.3 million shares ($608.9 million), 3.8 million shares ($240.8 million) and 5.4 million shares ($273.3 million), respectively. On July 7, 2014, our Board of Directors authorized KLA-Tencor to repurchase up to 13 million additional shares of our common stock. On October 23, 2014, as part of the leveraged recapitalization transaction, our Board of Directors authorized an increase to the existing stock repurchase program of 3.6 million additional shares of our common stock.

(2)	All shares were purchased pursuant to the publicly announced repurchase program described in footnote 1 above. Shares are reported based on the trade date of the applicable repurchase.

(3)
The stock repurchase program has no expiration date. Future repurchases of our common stock under our repurchase program may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.

Stock Performance Graph and Cumulative Total Return
The following graph compares the cumulative 5-year total return attained by stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index (as required by SEC regulations) and the Philadelphia Semiconductor Index (PHLX). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2010 to June 30, 2015.

	6/10	6/11	6/12	6/13	6/14	6/15
KLA-Tencor Corporation	$100.00	$148.99	$187.01	$218.28	$292.87	$290.54
S&P 500	$100.00	$130.69	$137.81	$166.20	$207.10	$222.47
PHLX Semiconductor	$100.00	$135.83	$139.10	$165.22	$223.35	$233.52
__________________
 * Assumes $100 invested on June 30, 2010 in stock or index, including reinvestment of dividends.
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

	Year ended June 30,
(In thousands, except per share amounts)	2015	2014	2013	2012	2011
Consolidated Statements of Operations:
Total revenues	$2,814,049	$2,929,408	$2,842,781	$3,171,944	$3,175,167
Net income(1)	$366,158	$582,755	$543,149	$756,015	$794,488
Cash dividends declared per share (including a special cash dividend of $16.50 per share declared during the three months ended December 31, 2014)	$18.50	$1.80	$1.60	$1.40	$1.00
Net income per share:
Basic	$2.26	$3.51	$3.27	$4.53	$4.75
Diluted	$2.24	$3.47	$3.21	$4.44	$4.66

	As of June 30,
	2015	2014	2013	2012	2011
Consolidated Balance Sheets:
Cash, cash equivalents and marketable securities	$2,387,111	$3,152,637	$2,918,881	$2,534,444	$2,038,535
Working capital	$2,902,813	$3,690,484	$3,489,236	$3,300,401	$2,796,414
Total assets(3)	$4,826,012	$5,535,846	$5,283,804	$5,096,020	$4,670,498
Long-term debt(2) (3)	$3,173,435	$745,101	$743,823	$742,545	$741,267
Total stockholders’ equity(2)	$421,439	$3,669,346	$3,482,152	$3,315,595	$2,860,893
____________

(1)
Our net income decreased to $366.2 million in the fiscal year ended June 30, 2015, primarily as a result of the impact of the pre-tax net loss of $131.7 million for the loss on extinguishment of debt and certain one-time expenses of $2.5 million associated with the leveraged recapitalization that was completed during the three months ended December 31, 2014.

(2)
Our long-term debt increased to $3.17 billion at the end of fiscal year ended June 30, 2015, because, as part of the leveraged recapitalization plan, we issued $2.50 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”), entered into $750 million of five-year senior unsecured prepayable term loans and a $500 million unfunded revolving credit facility and redeemed our $750 million aggregate principal amount of 6.900% Senior Notes due in 2018 (the “2018 Notes”). Refer to Note 7, “Debt” for additional details. Our total stockholders’ equity decreased to $421.4 million at the end of fiscal year ended June 30, 2015, because, as part of our leveraged recapitalization plan, we declared a special cash dividend of approximately $2.76 billion. Refer to Note 8, “Equity and Long-term Incentive Compensation Plans” for additional details.

(3)
We early adopted the accounting standard update regarding simplification of the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Accordingly, we applied the accounting standard update on a retrospective basis by reclassifying the presentation of the debt issuance costs which was originally included in other current and other non-current assets against the long-term debt on the Consolidated Balance Sheets as of June 30, 2014, 2013, 2012 and 2011. The change in the classification of the debt issuance costs reduced total assets and total liabilities by $2.8 million, $3.6 million, $4.3 million and $5.0 million as of June 30, 2014, 2013, 2012 and 2011, respectively. There is no impact to our Consolidated Statements of Operations, Comprehensive Income, Stockholder’s Equity and Cash Flows for the fiscal years ended June 30, 2014, 2013, 2012 and 2011.

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
We sell stand-alone software that is subject to the software revenue recognition guidance. We periodically review selling prices to determine whether VSOE exists, and in situations where we are unable to establish VSOE for undelivered elements, such as post-contract service, revenue is recognized ratably over the term of the service contract.
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
Inventories. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Demonstration units are stated at their manufacturing cost and written down to their net realizable value. Our manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and spoilage are recognized as current period charges. We write down product inventory based on forecasted demand and technological obsolescence and service spare parts inventory based on forecasted usage. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.
Warranty. We provide standard warranty coverage on our systems for 40 hours per week for 12 months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, we calculate the average service hours and parts expense per system and apply the actual labor and overhead rates to determine the estimated warranty charge. We update these estimated charges on a regular basis. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly. See Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements for a detailed description.
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

Stock-Based Compensation. We account for stock-based awards granted to employees for services based on the fair value of those awards. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value for restricted stock units granted without “dividend equivalent” rights is determined using the closing price of our common stock on the grant date for restricted stock units, adjusted to exclude the present value of dividends which are not accrued on the restricted stock units. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date. The award holder is not entitled to receive payments under dividend equivalent rights unless the associated restricted stock unit award vests (i.e., the award holder is entitled to receive credits, payable in cash or shares of our common stock, equal to the cash dividends that would have been received on the shares of our common stock underlying the restricted stock units had the shares been issued and outstanding on the dividend record date, but such dividend equivalents are only paid subject to the recipient satisfying the vesting requirements of the underlying award). The fair value is determined using a Black-Scholes valuation model for purchase rights under our Employee Stock Purchase Plan. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. The expected stock price volatility assumption is based on the market-based historical implied volatility from traded options of our common stock. We have elected not to include the indirect tax effects of stock-based compensation deductions when calculating the windfall benefits and therefore recognize the full effect of these deductions in the income statement in the period in which the taxable event occurs.
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
Goodwill and Intangible Assets. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See Note 6, “Goodwill and Purchased Intangible Assets” to the Consolidated Financial Statements for a detailed description. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We performed our annual qualitative assessment of the goodwill by reporting unit in our second quarter of fiscal year ended June 30, 2015 and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to our annual impairment test. The next annual evaluation of the goodwill by reporting unit will be performed in the second quarter of the fiscal year ending June 30, 2016.
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
Effects of Recent Accounting Pronouncements
Recently Adopted
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under this accounting standard update, in most circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in our financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. This accounting standard update became effective for our interim period ended September 30, 2014, and its adoption did not have a material impact on our consolidated financial statements.
In June 2014, the FASB issued an accounting standard update regarding stock-based compensation that clarifies the accounting treatment when terms of an award provide that a performance target could be achieved after the requisite service period ends. The update requires that a performance target that affects vesting that could be achieved after the requisite service period ends be treated as a performance condition. The update is effective beginning in the first quarter of our fiscal year ending June 30, 2017, with early adoption permitted. We early adopted this accounting standard update in the third quarter of our fiscal year ended June 30, 2015 and the adoption did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued accounting standards update regarding simplification of the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update is effective for us beginning in the first quarter of the fiscal year ending June 30, 2017. Earlier adoption is permitted for financial statements that have not been previously issued and we are required to apply the guidance on a retrospective basis with additional disclosure requirements upon transition. We early adopted this accounting standard update in the fourth quarter of our fiscal year ended June 30, 2015 and the adoption did not have a material impact on our consolidated financial statements.

Updates Not Yet Effective
In May 2014, the FASB issued an accounting standard update regarding revenue from customer contracts to transfer goods and services or non-financial assets, unless the contracts are covered by other standards (for example, insurance or lease contracts). Under the new guidance, an entity should recognize revenue in connection with the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The updates are effective for us beginning in the first quarter of our fiscal year ending June 30, 2018. In July 2015, the FASB announced a deferral of the effective date by one year, with early adoption on the original effective date permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
In April 2015, the FASB issued an accounting standard update for customer’s cloud based fees. The guidance changes what a customer must consider in determining whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in accordance with guidance related to internal use software; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The update is effective for us beginning in the first quarter of our fiscal year ending June 30, 2017, with early adoption permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
In July 2015, the FASB issued an accounting standard update for the subsequent measurement of inventory. The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The requirement would replace the current lower of cost or market evaluation and the accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. The update is effective for us beginning in the first quarter of our fiscal year ending June 30, 2018, with early adoption permitted to be applied prospectively. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
EXECUTIVE SUMMARY
KLA-Tencor Corporation is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Our broad portfolio of defect inspection and metrology products, and related service, software and other offerings primarily supports integrated circuit (“IC” or “chip”) manufacturers throughout the entire semiconductor fabrication process, from research and development to final volume production. We provide leading-edge equipment, software and support that enable IC manufacturers to identify, resolve and manage significant advanced technology manufacturing process challenges and obtain higher finished product yields at lower overall cost. In addition to serving the semiconductor industry, we also provide a range of technology solutions to a number of other high technology industries, including the LED and data storage industries, as well as general materials research.
Our products and services are used by the vast majority of bare wafer, IC, lithography reticle (“reticle” or “mask”) and disk manufacturers around the world. Our products, services and expertise are used by our customers to measure, detect, analyze and resolve critical product defects that arise in that environment in order to control nanometric level manufacturing processes. Our revenues are driven largely by our customers’ spending on capital equipment and related maintenance services necessary to support key transitions in their underlying product technologies, or to increase their production volumes in response to market demand. Our semiconductor customers generally operate in one or more of the three major semiconductor markets - memory, foundry and logic. All three of these markets are characterized by rapid technological changes and sudden shifts in end-user demand, which influence the level and pattern of our customers’ spending on our products and services. Although capital spending in all three semiconductor markets has historically been very cyclical, the demand for more advanced and lower cost chips used in a growing number of consumer electronics, communications, data processing, and industrial and automotive products has resulted over the long term in a favorable demand environment for our process control and yield management solutions, particularly in the foundry and logic markets, which have higher levels of process control adoption than the memory market.

As we are a supplier to the global semiconductor and semiconductor-related industries, our customer base continues to become more highly concentrated over time, thereby increasing the potential impact of a sudden change in capital spending by a major customer on our revenues and profitability. As our customer base becomes increasingly more concentrated, large orders from a relatively limited number of customers account for a substantial portion of our sales, which potentially exposes us to more volatility for revenues and earnings. We are also subject to the cyclical capital spending that has historically characterized the semiconductor and semiconductor-related industries. The timing, length, intensity and volatility of the capacity-oriented capital spending cycles of our customers are unpredictable.
The semiconductor industry has also been characterized by constant technological innovation. The growing use of increasingly sophisticated semiconductor devices in mobile consumer products has caused many of our customers to invest in additional semiconductor manufacturing capabilities and capacity. On the other hand, higher design costs for the most advanced ICs could economically constrain leading-edge manufacturing technology customers to focus their resources on only the large technologically advanced products and applications. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications that fuel demand for process control equipment, although the growth for such equipment may be adversely impacted by higher design costs for advanced ICs, reuse of installed products, and delays in production ramps by our customers in response to higher costs and technical challenges at more advanced technology nodes.
The demand for our products and our revenue levels are driven by our customers’ needs to solve the process challenges that they face as they adopt new technologies required to fabricate advanced ICs that are incorporated into sophisticated mobile devices. The timing for our customers in ordering and taking delivery of process control and yield management equipment is also determined by our customers’ requirements to meet the next generation production ramp schedules, and the timing for capacity expansion to meet end customer demand. Our earnings will depend not only on our revenue levels, but also on the amount of research and development spending required to meet our customers’ technology roadmaps. We have maintained production volumes and capacity to meet anticipated customer requirements and remain at risk of incurring significant inventory-related and other restructuring charges if business conditions deteriorate. Over the past year, our customers have taken delivery of lower volumes of process control equipment that we had expected. Any delay or push out by our customers in taking delivery of process control and yield management equipment may cause earnings volatility, due to increases in the risk of inventory related charges as well as timing of revenue recognition due to expiration of credits or volume discounts, which, if not used by a stipulated time frame, will expire.
During the most recent quarter, we implemented a plan to reduce our global employee workforce aimed at streamlining our organization and business processes in response to the changing customer requirements in our industry. The goals of this reduction are to enable continued innovation, direct our resources toward our best opportunities and lower our ongoing expense run rate. We expect to substantially complete the global employee workforce reduction by the end of the first quarter of fiscal year 2016, but certain reductions will occur in the second quarter of fiscal year 2016.
The following table sets forth some of our key consolidated financial information for each of our last three fiscal years:

	Year ended June 30,
(Dollar amounts in thousands)	2015	2014	2013
Total revenues	$2,814,049	$2,929,408	$2,842,781
Costs of revenues	$1,215,229	$1,232,962	$1,237,452
Gross margin percentage	57%	58%	56%
Net income	$366,158	$582,755	$543,149
Diluted income per share	$2.24	$3.47	$3.21

Total revenues during the fiscal year ended June 30, 2015 decreased by 4% compared to the fiscal year ended June 30, 2014. Revenue decreases from sales of both our defect inspection and metrology products for the fiscal year ended June 30, 2015 reflected our customers’ decline in capital spending for process control equipment, due to shifts in the timing of the new technology ramps and capacity-related expansion plans.
Total revenues during the fiscal year ended June 30, 2014 increased by 3% compared to the fiscal year ended June 30, 2013, as our customers continued to invest in process control and services to improve manufacturing yields as they adopt advanced technologies and new materials to enable smaller design rules required to fabricate advanced ICs.

Revenues and Gross Margin

	Year ended June 30,
(Dollar amounts in thousands)	2015	2014	2013	FY15 vs. FY14		FY14 vs. FY13
Revenues:
Product	$2,125,396	$2,286,437	$2,247,147	$(161,041)	(7)%	$39,290	2%
Service	688,653	642,971	595,634	45,682	7%	47,337	8%
Total revenues	$2,814,049	$2,929,408	$2,842,781	$(115,359)	(4)%	$86,627	3%
Costs of revenues	$1,215,229	$1,232,962	$1,237,452	$(17,733)	(1)%	$(4,490)	—%
Gross margin percentage	57%	58%	56%	(1)%		2%
Product revenues
Our business is affected by the concentration of our customer base and our customers’ capital equipment procurement schedules as a result of their investment plans. Our product revenues in any particular period are significantly impacted by the amount of new orders that we receive during that period and, depending upon the duration of manufacturing and installation cycles, in the preceding period.

Product revenues decreased by 7% in the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014, primarily as a result of lower revenues from our customers in Taiwan, certain countries in Asia and Europe and Israel, partially offset by higher revenues from our customers in North America, Korea and Japan. The decline in revenues was impacted by the timing of development and new technology ramps of our customers as well as the lower shipments of our products, particularly to our foundry customers in Taiwan, due to timing of capacity-related expansion plans.
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
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of our service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues increased sequentially over the fiscal years ended June 30, 2013, 2014 and 2015, primarily as a result of an increase over time in the number of post-warranty systems installed at our customers’ sites over that time period.
Revenues - Top Customers
The following customers each accounted for more than 10% of our total revenues for the indicated periods:

Year ended June 30,
2015	2014	2013
Intel Corporation	Intel Corporation	Intel Corporation
Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.	Taiwan Semiconductor Manufacturing Company Limited
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited

Revenues by region
Revenues by region for the periods indicated were as follows:

	Year ended June 30,
(Dollar amounts in thousands)	2015		2014		2013
North America	$815,914	29%	$705,159	24%	$846,125	30%
Taiwan	691,482	25%	741,470	25%	936,445	33%
Japan	426,963	15%	334,653	11%	310,204	11%
Europe & Israel	194,670	7%	306,779	11%	211,121	7%
Korea	405,320	14%	371,139	13%	292,724	10%
Rest of Asia	279,700	10%	470,208	16%	246,162	9%
Total	$2,814,049	100%	$2,929,408	100%	$2,842,781	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

Gross Margin Percentage
Fiscal year ended June 30, 2013	56.5%
Revenue volume of products and services	—%
Mix of products and services sold	(0.3)%
Manufacturing labor, overhead and efficiencies	0.2%
Other service and manufacturing costs	1.5%
Fiscal year ended June 30, 2014	57.9%
Revenue volume of products and services	(1.1)%
Mix of products and services sold	0.3%
Manufacturing labor, overhead and efficiencies	(0.6)%
Other service and manufacturing costs	0.3%
Fiscal year ended June 30, 2015	56.8%
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
Our gross margin decreased to 56.8% during the fiscal year ended June 30, 2015 from 57.9% during the fiscal year ended June 30, 2014, primarily due to lower volume of products and services, as well as a reduction in manufacturing efficiencies driven by lower manufacturing output and severance-related expenses, a substantial amount of which is related to our global workforce reduction plan that we announced in the fourth quarter of the fiscal year ended June 30, 2015, refer to Note 15, “Restructuring Charges” for additional details. The above decreases were partially offset by a favorable mix of products and services sold and efficiencies derived from other service and manufacturing costs.

Our gross margin increased to 57.9% during the fiscal year ended June 30, 2014 from 56.5% during the fiscal year ended June 30, 2013, primarily due to lower charges for inventory obsolescence as well as manufacturing and service efficiencies, partially offset by a less favorable mix of products and services sold.
Engineering, Research and Development (“R&D”)

	Year ended June 30,
(Dollar amounts in thousands)	2015	2014	2013	FY15 vs. FY14		FY14 vs. FY13
R&D expenses	$530,616	$539,469	$487,832	$(8,853)	(2)%	$51,637	11%
R&D expenses as a percentage of total revenues	19%	18%	17%	1%		1%

R&D expenses may fluctuate with product development phases and project timing as well as our focused R&D efforts that are aligned with our overall business strategy. Historically, our R&D expenses have generally increased over time, primarily due to higher costs associated with advanced product and technology development projects. We incur significant costs associated with these projects, including compensation for engineering talent, engineering material costs, and other expenses, as technological innovation is essential to our success. One of the goals of our plan to reduce our global employee workforce is to streamline our organization and business processes and direct our resources toward our best opportunities.
R&D expenses during the fiscal year ended June 30, 2015 were lower compared to the fiscal year ended June 30, 2014, primarily due to a decrease in engineering materials and consulting costs of $19.8 million associated with the completion of major platform developments, a decrease in depreciation expense of $2.1 million and a decrease in travel expenses of $1.2 million. This was partially offset by an increase in employee-related expenses of $10.6 million mainly as a result of our severance-related expenses, a substantial amount of which is related to our global workforce reduction plan that we announced in the fourth quarter of the fiscal year ended June 30, 2015, refer to Note 15, “Restructuring Charges” for additional details. In addition, the decrease was partially offset by a $6.3 million reduction in external funding used to offset the cost of R&D activities.
R&D expenses during the fiscal year ended June 30, 2014 were higher compared to the fiscal year ended June 30, 2013, primarily due to an increase in employee-related expenses of $41.8 million as a result of hiring additional engineering talent and an increase in travel expenses of $2.6 million, as well as a $4.2 million reduction in external funding used to offset the cost of R&D activities.
R&D expenses include the benefit of $1.9 million, $8.2 million and $12.4 million of external funding received during the fiscal years ended June 30, 2015, 2014 and 2013, respectively, for certain strategic development programs, primarily from government grants.
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

Selling, General and Administrative (“SG&A”)

	Year ended June 30,
(Dollar amounts in thousands)	2015	2014	2013	FY15 vs. FY14		FY14 vs. FY13
SG&A expenses	$406,864	$384,907	$387,812	$21,957	6%	$(2,905)	(1)%
SG&A expenses as a percentage of total revenues	14%	13%	14%	1%		(1)%
SG&A expenses during the fiscal year ended June 30, 2015 were higher compared to the fiscal year ended June 30, 2014, primarily due to an increase in employee-related expenses of $8.3 million mainly as a result of severance-related expenses, a substantial amount of which is related to our global workforce reduction plan that we announced in the fourth quarter of the fiscal year ended June 30, 2015 (refer to Note 15, “Restructuring Charges” for additional details), an increase in cost of support for sales evaluation of $6.5 million, an increase in certain expenses of $2.5 million as a result of our one-time leveraged recapitalization expense that was completed in the three months ended December 31, 2014, a payment related to a contractual settlement for $2.0 million, an increase due to the impairment charge recorded for certain long-lived assets of $1.7 million and an increase in legal fees of $1.6 million. In addition, during the three months ended December 31, 2013, SG&A expenses were favorably impacted by our receipt of $1.1 million in proceeds from a class action settlement, as well as our recovery of $1.1 million in receivables that had previously been classified as a bad debt expense during the three months ended December 31, 2013, both of which resulted in a decrease of our SG&A expense for the fiscal year ended June 30, 2014. The increases described above were partially offset by a decrease in travel related expenses of $4.3 million and a decrease in marketing-related expenses of $1.9 million.
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
Restructuring Charges
In April 2015, we announced a plan to reduce our global employee workforce to streamline our organization and business processes in response to changing customer requirement in our industry. The goals of this reduction are to enable continued innovation, direct our resources toward our best opportunities and lower our ongoing expense run rate. We expect to recognize significant cost savings from a number of activities we have recently undertaken, including estimated annual cost savings of approximately $100 million of employee related costs as a result of our announced global employee workforce reduction. During the fiscal year ended June 30, 2015, we recorded a $31.6 million net restructuring charge, of which $8.0 million was recorded to costs of revenues, $11.1 million to engineering, research and development expense and $12.5 million to selling, general and administrative expense. A net restructuring charge amounting to $22.4 million was recorded during the fourth quarter of fiscal year ended June 30, 2015, a substantial majority of which was related to our global workforce reduction plan. Refer to Note 15, “Restructuring Charges” for additional details.
The following table shows the activity primarily related to accrual for severance and benefits expense for the fiscal year ended June 30, 2015:

(In thousands)	Year ended June 30, 2015
Beginning Balance	$2,329
Restructuring costs	31,569
Adjustments	1,177
Cash payments	(10,188)
Ending Balance	$24,887
The accrual for severance and benefits as of June 30, 2015 is expected to be paid out by the end of our fiscal quarter ending December 31, 2015.
We expect to incur additional charges, including additional severance costs and other related costs, in connection with the completion of our global workforce reduction during the first two quarters of fiscal year 2016.

Interest Expense and Other Expense (Income), Net

	Year ended June 30,
(Dollar amounts in thousands)	2015	2014	2013
Interest expense	$106,009	$53,812	$54,176
Other expense (income), net	$(10,469)	$(16,203)	$(15,112)
Interest expense as a percentage of total revenues	4%	2%	2%
Other expense (income), net as a percentage of total revenues	—%	1%	1%
The increase in interest expense during the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014 was primarily attributable to the issuance of $2.50 billion aggregate principal amount of senior, unsecured long-term notes and entry into the $750 million unsecured prepayable term loan facility during the three months ended December 31, 2014, as compared to $750 million of 2018 Senior Notes for the fiscal year ended June 30, 2014. The interest expense during the fiscal year ended June 30, 2014 remained relatively unchanged compared to the fiscal year ended June 30, 2013.
Other expense (income), net is comprised primarily of realized gains or losses on sales of marketable securities, gains or losses from revaluations of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, impairments associated with equity investments in privately-held companies, interest related accruals (such as interest and penalty accruals related to our tax obligations) and interest income earned on our investment and cash portfolio. Since June 30, 2014, our investment balance for our marketable securities portfolio declined by $973 million as a result of our strategic decision to liquidate certain marketable securities in our investment portfolio to fund our working capital requirements. With this decision, our interest income earned from our investment portfolio is expected to decline and the realized gains as a result of liquidation of our investment portfolio are not expected to recur.
The decrease in other expense (income), net during the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014 was primarily attributable to a net decline of $4.7 million in gains from the sale of equity investments in privately-held companies, a $1.1 million decrease in interest income from our investment portfolio as a result of our decision to liquidate certain marketable securities and a $1.1 million increase in net foreign currency losses resulting from the volatility of the foreign currencies against the U.S. dollar, which was partially offset by a decrease in an impairment charge of $1.0 million related to an equity investment in a privately-held company that was deemed to be other-than-temporary impairment and an increase of $0.9 million of realized gains from the investment portfolio liquidation.
The increase in other expense (income), net during the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013 was primarily attributable to an increase of $3.7 million gain from the sale of an equity investment in a privately-held company, partially offset by an impairment charge of $1.4 million recognized during the three months ended December 31, 2013 related to an equity investment in a privately-held company that was deemed to be other-than-temporary impairment, and a decrease in interest income of $1.3 million driven by lower interest rates.
Loss on extinguishment of debt and other, net
For the fiscal year ended June 30, 2015, loss on extinguishment of debt and other, net, reflected a pre-tax net loss of $131.7 million associated with the redemption of our $750 million of 2018 Senior Notes during the three months ended December 31, 2014. Included in the loss on extinguishment of debt and other, net is the $1.2 million gain on the non-designated forward contract that was entered into by us in anticipation of the redemption of the 2018 Senior Notes, which were redeemed during the three months ended December 31, 2014. Refer to “Note 7, Debt” and “Note 16, Derivative Instruments and Hedging Activities” for further details. We had no loss on extinguishment of debt and other, net, in the fiscal years ended June 30, 2014 and 2013.

Provision for Income Taxes
The following table provides details of income taxes:

	Year ended June 30,
(Dollar amounts in thousands)	2015	2014	2013
Income before income taxes	$434,131	$734,461	$690,621
Provision for income taxes	$67,973	$151,706	$147,472
Effective tax rate	15.7%	20.7%	21.4%
The provision for income taxes differs from the statutory U.S. federal rate primarily due to foreign income with lower tax rates, tax credits, and other domestic incentives.
Tax expense as a percentage of income during the fiscal year ended June 30, 2015 was 15.7% compared to 20.7% for the fiscal year ended June 30, 2014. Tax expense as a percentage of income decreased primarily due to an increase in our research and development credits, an increase in the domestic manufacturing deduction as a percentage of income, and a decrease in the percentage of income earned in the U.S. as a result of the loss on extinguishment of debt compared to income earned outside the U.S. in jurisdictions with lower tax rates.
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
In the normal course of business, we are subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income or other taxes against us. We are under a United States federal income tax examination for the fiscal year ended June 30, 2013. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our results of operations or cash flows in the period or periods for which that determination is made.

Liquidity and Capital Resources

	As of June 30,
(Dollar amounts in thousands)	2015	2014	2013
Cash and cash equivalents	$838,025	$630,861	$985,390
Marketable securities	1,549,086	2,521,776	1,933,491
Total cash, cash equivalents and marketable securities	$2,387,111	$3,152,637	$2,918,881
Percentage of total assets	49%	57%	55%

	Year ended June 30,
(In thousands)	2015	2014	2013
Cash flows:
Net cash provided by operating activities	$605,906	$778,886	$913,188
Net cash provided by (used in) investing activities	918,221	(676,109)	(241,447)
Net cash used in financing activities	(1,302,972)	(458,887)	(428,510)
Effect of exchange rate changes on cash and cash equivalents	(13,991)	1,581	(9,135)
Net increase (decrease) in cash and cash equivalents	$207,164	$(354,529)	$234,096
Cash and Cash Equivalents and Marketable Securities:
As of June 30, 2015, our cash, cash equivalents and marketable securities totaled $2.39 billion, which is a decrease of $766 million from June 30, 2014. The decrease is primarily attributable to payment of a special cash dividend of approximately $2.72 billion, payment of regular quarterly cash dividends of $324.8 million, payment for the redemption of our 2018 Senior Notes of $877.4 million, payment for stock repurchases of $602.9 million, payment of principal amount and prepayment of term loans and interest with respect to Senior Notes, term loans and unfunded revolving credit facility aggregating to $98.3 million, payment of interest up to the redemption date with respect to our 2018 Senior Notes of $32.8 million, partially offset by net proceeds of an aggregate of $3.22 billion from our issuance of Senior Notes, borrowings under our five-year senior unsecured prepayable term loans under our Credit Facility, and net proceeds from cash generated from operating activities. As of June 30, 2015, $1.47 billion of our $2.39 billion of cash, cash equivalents, and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to permanently reinvest $1.34 billion of the cash held by our foreign subsidiaries and branch offices. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $136.3 million of the $1.47 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends and Special Cash Dividend:
The total amount of regular quarterly cash dividends paid during the fiscal years ended June 30, 2015, 2014 and 2013 was $324.8 million, $298.9 million and $265.9 million, respectively. The increase in the amount of regular quarterly cash dividends paid during the fiscal year ended June 30, 2015 reflected the increase in the level of our regular quarterly cash dividend from $0.45 to $0.50 per share that was instituted during the three months ended September 30, 2014. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights was $0.9 million as of June 30, 2015. We did not have accrued dividends payable in the fiscal years ended June 30, 2014 and 2013. These amounts will be paid upon vesting of the underlying unvested restricted stock units as described in Note 8, “Equity and Long-term Incentive Compensation Plans.” On July 14, 2015, we announced that our Board of Directors had authorized a further increase in the level of our quarterly cash dividend from $0.50 to $0.52 per share. Refer to Note 19, “Subsequent Events” for additional information regarding the quarterly cash dividend increase announced subsequent to June 30, 2015.

On November 19, 2014, we declared a special cash dividend of $16.50 per share on our outstanding common stock which was paid on December 9, 2014 to our stockholders of record as of the close of business on December 1, 2014. Additionally, in connection with the special cash dividend, our Board of Directors and our Compensation Committee of our Board of Directors approved a proportionate and equitable adjustment to outstanding equity awards (restricted stock units and stock options) under the 2004 Equity Incentive Plan (the “2004 Plan”), as required by the 2004 Plan, subject to the vesting requirements of the underlying awards. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. The declaration and payment of the special cash dividend was part of our leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 7, “Debt” that was completed during the three months ended December 31, 2014. The total amount of the special cash dividend accrued by the Company during the three months ended December 31, 2014 was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014. As of June 30, 2015, we have $41.1 million accrued dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest as described in detail in Note 8, “Equity and Long-term Incentive Compensation Plans.” We did not declare any special cash dividend in the fiscal years ended June 30, 2014 and 2013. Other than the special cash dividend declared during the three months ended December 31, 2014, we historically have not declared any special cash dividends.
Stock Repurchases:
The shares repurchased under our stock repurchase program have decreased our basic and diluted weighted-average shares outstanding for the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014. The stock repurchase program is intended, in part, to offset shares issued in connection with the purchases under our ESPP program, the vesting of employee restricted stock units and the exercise of employee stock options.
Fiscal Year 2015 Compared to Fiscal Year 2014
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the fiscal year ended June 30, 2015 decreased compared to the fiscal year ended June 30, 2014, from $779 million to $606 million primarily as a result of the following key factors:

•	A decrease of cash collections by approximately $270 million during the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014,

•	An increase of debt-related interest payments of approximately $40 million during the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014,

•
An increase in payments of approximately $15 million upon vesting of cash-based long-term incentive ("Cash LTI") awards during the fiscal year ended June 30, 2015 under our Cash LTI employee compensation plan, compared to the fiscal year ended June 30, 2014,

•	An increase in payroll payments of approximately $15 million during the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014, partially offset by

•	A decrease in accounts payable payments of approximately $143 million during the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014, and

•	A decrease in income tax and other tax payments net of tax refunds of approximately $30 million during the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014.
Cash Flows from Investing Activities:
Net cash provided by investing activities during the fiscal year ended June 30, 2015 increased to $918 million compared to the fiscal year ended June 30, 2014 from net cash used in investing activities of $676 million, primarily as a result of an increase in the proceeds from sale of available-for-sale and trading securities, net of sales and maturities, of approximately $964 million during the fiscal year ended June 30, 2015, compared to the purchases of available-for-sale and trading securities, net of sales and maturities, of approximately $593 million during fiscal year ended June 30,  2014. In addition, we acquired a privately-held company for a total purchase consideration of $18 million in cash during the fiscal year ended June 30, 2014.

Cash Flows from Financing Activities:
Net cash used in financing activities during the fiscal year ended June 30, 2015 increased compared to the fiscal year ended June 30, 2014, from $459 million to $1.30 billion, primarily as a result of the following key factors:

•
An increase in dividend payments of $2.74 billion during the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014, reflecting the payments for the special cash dividend during the fiscal year ended June 30, 2015 and an increase in our quarterly dividend payout amount from $0.45 to $0.50 per share that was instituted during the three months ended September 30, 2014,

•
Payments for redemption of the 2018 Senior Notes and payments for the term loans, including prepayment for the principal amount for the term loans, aggregating to $916 million during the fiscal year ended June 30, 2015, whereas no such payments were made during the fiscal year ended June 20, 2014,

•	An increase in common stock repurchases of $362 million during the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014 and

•	A decrease in proceeds from the exercise of stock options of $65 million during the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014, partially offset by

•	Net proceeds of $3.22 billion from issuance of Senior Notes and the term loans during the fiscal year ended June 30, 2015.
Fiscal Year 2014 Compared to Fiscal Year 2013
Cash Flows from Operating Activities:
Net cash provided by operating activities during the fiscal year ended June 30, 2014 decreased compared to the fiscal year ended June 30, 2013, from $913 million to $779 million primarily as a result of the following key factors:

•	An increase in payroll of approximately $44 million during the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013,

•	An increase in accounts payable payments of approximately $39 million during the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013,

•	An increase in income tax and other tax payments of approximately $19 million during the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013 and

•
Payments of approximately $15 million upon vesting of Cash LTI awards during the fiscal year ended June 30, 2014 under our Cash LTI employee compensation plan, whereas no such payments occurred during the fiscal year ended June 30, 2013.

Cash Flows from Investing Activities:
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

Debt Issuance - Senior Notes:
In November 2014, we issued $2.50 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”). We issued the Senior Notes as part of the leveraged recapitalization plan under which the proceeds from the Senior Notes in conjunction with the proceeds from the term loans (described below) and cash on hand were used (x) to fund a special cash dividend of $16.50 per share, aggregating to approximately $2.76 billion, (y) to redeem $750 million of 2018 Senior Notes, including associated redemption premiums, accrued interest and other fees and expenses and (z) for other general corporate purposes, including repurchases of shares pursuant to our stock repurchase program. The interest rate specified for each series of the Senior Notes will be subject to adjustments from time to time if Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) or, under certain circumstances, a substitute rating agency selected by us as a replacement for Moody’s or S&P, as the case may be (a “Substitute Rating Agency”), downgrades (or subsequently upgrades) its rating assigned to the respective series of Senior Notes such that the adjusted rating is below investment grade. If the adjusted rating of any series of Senior Notes from Moody’s (or, if applicable, any Substitute Rating Agency) is decreased to Ba1, Ba2, Ba3 or B1 or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively (“bps” refers to Basis Points and 1% is equal to 100 bps). If the rating of any series of Senior Notes from S&P (or, if applicable, any Substitute Rating Agency) with respect to such series of Senior Notes is decreased to BB+, BB, BB- or B+ or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively. The interest rates on any series of Senior Notes will permanently cease to be subject to any adjustment (notwithstanding any subsequent decrease in the ratings by any of Moody’s, S&P and, if applicable, any Substitute Rating Agency) if such series of Senior Notes becomes rated “Baa1” (or its equivalent) or higher by Moody’s (or, if applicable, any Substitute Rating Agency) and “BBB+” (or its equivalent) or higher by S&P (or, if applicable, any Substitute Rating Agency), or one of those ratings if rated by only one of Moody’s, S&P and, if applicable, any Substitute Rating Agency, in each case with a stable or positive outlook. In October 2014, we entered into a series of forward contracts to lock the 10-year treasury rate (“benchmark rate”) on a portion of the Senior Notes with a notional amount of $1.00 billion in aggregate. For additional details, refer to Note 16, “Derivative Instruments and Hedging Activities.”
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit our ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of June 30, 2015, we were in compliance with all of the covenants under the Indenture associated with the Senior Notes.
Debt Issuance - Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, we entered into $750 million of five-year senior unsecured prepayable term loans and a $500 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement. The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades by Moody’s and S&P. The spread ranges from 100 bps to 175 bps based on the then effective credit rating. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). We may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty. During the fourth quarter of fiscal year ended June 30, 2015, the Company prepaid additional principal of $20.0 million in addition to the scheduled quarterly payments for the term loans.
Future principal payments for the term loans (without giving effect for any prepayments made) as of June 30, 2015, are as follows:

Fiscal Quarters Ending	Quarterly Payment (in thousands)
June 30, 2015 through December 31, 2016	$9,375
March 31, 2017 through December 31, 2017	$14,063
March 31, 2018 through September 30, 2019	$18,750
December 31, 2019	$487,500

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
We were in compliance with the financial covenants under the Credit Agreement as of June 30, 2015 (the interest expense coverage ratio was 7.93 to 1.00 and the leverage ratio was 3.82 to 1.00) and had no outstanding borrowings under the unfunded revolving credit facility. Considering our current liquidity position, short-term financial forecasts and ability to prepay the term loans, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our first quarter of fiscal year ending June 30, 2016.
Debt Redemption:
In December 2014, we redeemed the $750 million aggregate principal amount of 2018 Senior Notes. The redemption resulted in a pre-tax net loss on extinguishment of debt of $131.7 million for the three months ended December 31, 2014, which includes $1.2 million of gain upon the termination of the non-designated forward contract described below.
In addition, in November 2014, we entered into a non-designated forward contract to lock the treasury rate to be used for determining the redemption amount in connection with our redemption of the then outstanding 2018 Senior Notes that occurred during the three months ended December 31, 2014. The notional amount of the non-designated forward contract was $750 million. For additional details, refer to Note 16, “Derivative Instruments and Hedging Activities.”

Contractual Obligations
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2015:

	Fiscal year ending June 30,
(In thousands)	Total	2016	2017	2018	2019	2020	2021 and thereafter	Others
Debt obligations(1)	$3,211,250	$17,500	$46,875	$315,625	$75,000	$756,250	$2,000,000	$—
Interest payment associated with all debt obligations(2)	1,060,852	119,117	118,606	114,796	110,711	100,310	497,312	—
Purchase commitments(3)	298,717	296,908	1,347	337	63	—	62	—
Income taxes payable(4)	76,939	—	—	—	—	—	—	76,939
Operating leases	21,381	8,008	5,818	3,964	1,815	1,220	556	—
Cash long-term incentive program (5)	124,972	42,962	39,624	27,839	14,547	—	—	—
Pension obligations	21,546	3,034	1,348	1,570	1,559	1,413	12,622	—
Executive Deferred Savings Plan(6)	167,886	—	—	—	—	—	—	167,886
Other(7)	42,002	22,173	9,599	6,985	3,245	—	—	—
Total contractual cash obligations	$5,025,545	$509,702	$223,217	$471,116	$206,940	$859,193	$2,510,552	$244,825
__________________

(1)
In November 2014, we issued $750 million aggregate principal amount of term loans due in fiscal year 2020 (outstanding balance of $711.3 million as of June 30, 2015) and $2.50 billion aggregate principal amount of Senior Notes due from fiscal year 2018 to fiscal year 2035.

(2)
The interest payments associated with the Senior Notes obligations included in the table above are based on the principal amount multiplied by the applicable coupon rate for each series of Senior Notes. Our future interest payments are subject to change if our then effective credit rating is below investment grade as discussed above. The interest payments under the term loans are payable on the borrowed amounts at the LIBOR plus 125 bps. As of June 30, 2015, we utilized the existing interest rates to project our estimated term loans interest payments for the next five years. The interest payment under the revolving credit facility for the undrawn balance is payable at 15 bps as a commitment fee based on the daily undrawn balance and we utilized the existing rate for the projected interest payments included in the table above. Our future interest payments for the term loans and the revolving credit facility are subject to change due to future fluctuations in the LIBOR rates as well as any upgrades or downgrades to our then effective credit rating.

(3)
Represents an estimate of significant commitments to purchase inventory from our suppliers as well as an estimate of significant purchase commitments associated with other goods and services in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

(4)
Represents the estimated income tax payable obligation related to uncertain tax positions as well as related accrued interest. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

(5)	Represents the amount committed under our cash long-term incentive program. The expected payment after estimated forfeitures is approximately $101.8 million.

(6)
Represents the amount committed under our non-qualified executive deferred compensation plan. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to the uncertainties in the timing around participant’s separation and any potential changes that participants may decide to make to the previous distribution elections.

(7)
Represents the amount committed for accrued dividends payable, substantially all of which are for the special cash dividend for the unvested restricted stock units as of the dividend record date as well as restricted stock units granted with dividend equivalent rights. For additional details, refer to Note 8, “Equity and Long-term Incentive Compensation Plans”.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Year ended June 30,
(In thousands)	2015	2014	2013
Receivables sold under factoring agreements	$137,285	$116,292	$144,307
Proceeds from sales of LCs	$6,920	$8,323	$3,808
 Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $22.5 million, of which $19.0 million had been issued as of June 30, 2015, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.
We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $298.7 million as of June 30, 2015 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
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
Working Capital:
Working capital was $2.90 billion as of June 30, 2015, which was a decrease of $787.7 million compared to our working capital as of June 30, 2014. The decrease in working capital is primarily attributable to payment of a special cash dividend of approximately $2.72 billion, payment of regular quarterly cash dividends of $324.8 million, payment for the redemption of the 2018 Senior Notes of $877.4 million, payment for stock repurchases of $602.9 million, payment of principal amount and prepayment of term loans and interest with respect to Senior Notes, term loans and unfunded revolving credit facility aggregating to $98.3 million, payment of interest up to the redemption date with respect to our 2018 Senior Notes of $32.8 million, partially offset by the aggregate of net proceeds of $3.22 billion from the issuance of Senior Notes and borrowings under our prepayable term loans. As of June 30, 2015, our principal sources of liquidity consisted of $2.39 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $500 million unfunded revolving credit facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.

Our credit ratings and outlooks as of June 30, 2015 are summarized below:

Rating Agency	Rating	Outlook
Fitch	BBB-	Stable
Moody’s	Baa2	Stable
Standard & Poor’s	BBB	Stable
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position and changes in our business strategy.
Off-Balance Sheet Arrangements
Under our foreign currency risk management strategy, we utilize derivative instruments to protect our interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program, which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 16, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for a detailed description). Our outstanding hedge contracts, with maximum maturity of 16 months, were as follows:

	As of June 30,
(In thousands)	2015	2014
Cash flow hedge contracts
Purchase	$32,775	$6,066
Sell	$88,800	$33,999
Other foreign currency hedge contracts
Purchase	$64,012	$108,901
Sell	$123,091	$106,322
In October 2014, in anticipation of the issuance of the Senior Notes, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. We designated each of the Rate Lock Agreements as a qualifying hedging instrument and accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of a $7.5 million receivable as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. For the fiscal year ended June 30, 2015, we recognized $0.5 million for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. We did not record any ineffectiveness for the fiscal year ended June 30, 2015. The cash proceeds of $7.5 million from the settlement of the Rate Lock Agreements were included in the cash flows from operating activities in the consolidated statements of cash flows for the fiscal year ended June 30, 2015 because the designated hedged item was classified as interest expense in the cash flows from operating activities in the consolidated statements of cash flows.
In addition, in November 2014, we entered into a non-designated forward contract to lock the treasury rate used to determine the redemption amount of the 2018 Senior Notes that occurred during the three months ended December 31, 2014. The objective of the forward contract was to hedge the risk associated with the variability of the redemption amount due to changes in interest rates through the redemption of the existing 2018 Senior Notes. The forward contract had a notional amount of $750 million. The forward contract was terminated in December 2014 and the resulting fair value of $1.2 million receivable was included in the loss on extinguishment of debt and other, net line in the consolidated statements of operations, partially offsetting the loss on redemption of the debt during the three months ended December 31, 2014. The cash proceeds from the forward contract were included in the cash flows from financing activities in the consolidated statements of cash flows for the fiscal year ended June 30, 2015, partially offsetting the cash outflows for the redemption of the 2018 Senior Notes.

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
In addition, we may in limited circumstances enter into agreements that contain customer-specific commitments on pricing, tool reliability, spare parts stocking levels, service response time and other commitments. Furthermore, we may give these customers limited audit or inspection rights to enable them to confirm that we are complying with these commitments. If a customer elects to exercise its audit or inspection rights, we may be required to expend significant resources to support the audit or inspection, as well as to defend or settle any dispute with a customer that could potentially arise out of such audit or inspection. To date, we have made no accruals in our consolidated financial statements for this contingency. While we have not in the past incurred significant expenses for resolving disputes regarding these types of commitments, we cannot make any assurance that we will not incur any such liabilities in the future.
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of June 30, 2015. Actual results may differ materially.
As of June 30, 2015, we had an investment portfolio of fixed income securities of $1.65 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in fair value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of June 30, 2015, the fair value of the portfolio would have declined by $18.1 million.
In November 2014, we issued $2.50 billion aggregate principal amount of fixed rate senior, unsecured long-term notes (collectively referred to as “Senior Notes”) due in various fiscal years ranging from 2018 to 2035. The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of June 30, 2015, the book value of our Senior Notes of $2.50 billion approximates the fair value. Additionally, the interest expense for the Senior Notes is subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. Following a rating change below investment grade, the stated interest rate for each series of Senior Notes may increase between 25 bps to 100 bps based on the adjusted credit rating. Refer to Note 7, “Debt” to the Consolidated Financial Statements in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part II, Item 7 for additional details. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy. As of June 30, 2015, if our credit rating was downgraded below investment grade by Moody’s and S&P, the maximum potential increase to our annual interest expense on the Senior Notes, considering a 200 bps increase to the stated interest rate for each series of our Senior Notes, is estimated to be approximately $50.0 million.

In November 2014, we entered into $750 million aggregate principal amount of floating rate senior, unsecured prepayable term loans due in 2019 and a $500 million unfunded revolving credit facility. The interest rates for the term loans are based on LIBOR plus a fixed spread and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the adjusted credit rating. The fair value of the term loans is subject to interest rate risk only to the extent of the fixed spread portion of the interest rates which does not fluctuate with change in interest rates. As of June 30, 2015, the difference between book value and fair value of our term loans was immaterial. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the unfunded revolving credit facility which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. As of June 30, 2015, if LIBOR-based interest rates increased by 100 bps, the change would increase our annual interest expense annually by approximately $6.3 million as it relates to our borrowings under the term loans. Additionally, as of June 30, 2015, if our credit rating was downgraded to be below investment grade, the maximum potential increase to our annual interest expense for the term loans and the revolving credit facility, using the highest range of the ranges discussed above, is estimated to be approximately $4.1 million.
See Note 4, “Marketable Securities” to the Consolidated Financial Statements in Part II, Item 8; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part II, Item 7; and Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K for a description of recent market events that may affect the value of the investments in our portfolio that we held as of June 30, 2015.
As of June 30, 2015, we had net forward and option contracts to sell $115.1 million in foreign currency in order to hedge certain currency exposures (see Note 16, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for a detailed description). If we had entered into these contracts on June 30, 2015, the U.S. dollar equivalent would have been $115.1 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $23.9 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLA-TENCOR CORPORATION
Consolidated Balance Sheets

	As of June 30,
(In thousands, except par value)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$838,025	$630,861
Marketable securities	1,549,086	2,521,776
Accounts receivable, net	585,494	492,863
Inventories	617,904	656,457
Deferred income taxes	236,253	215,676
Other current assets	77,814	68,462
Total current assets	3,904,576	4,586,095
Land, property and equipment, net	314,591	330,263
Goodwill	335,263	335,355
Purchased intangibles, net	11,895	27,697
Other non-current assets	259,687	256,436
Total assets	$4,826,012	$5,535,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,342	$103,422
Deferred system profit	148,691	147,923
Unearned revenue	71,335	59,176
Current portion of long-term debt	16,981	—
Other current liabilities	661,414	585,090
Total current liabilities	1,001,763	895,611
Non-current liabilities:
Long-term debt	3,173,435	745,101
Unearned revenue	47,145	57,500
Other non-current liabilities	182,230	168,288
Total liabilities	4,404,573	1,866,500
Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 259,007 and 257,542 shares issued, 157,851 and 165,448 shares outstanding, as of June 30, 2015 and June 30, 2014, respectively	158	165
Capital in excess of par value	474,216	1,220,339
Retained earnings (accumulated deficit)	(12,362)	2,479,113
Accumulated other comprehensive income (loss)	(40,573)	(30,271)
Total stockholders’ equity	421,439	3,669,346
Total liabilities and stockholders’ equity	$4,826,012	$5,535,846
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Operations

	Year ended June 30,
(In thousands, except per share amounts)	2015	2014	2013
Revenues:
Product	$2,125,396	$2,286,437	$2,247,147
Service	688,653	642,971	595,634
Total revenues	2,814,049	2,929,408	2,842,781
Costs and expenses:
Costs of revenues	1,215,229	1,232,962	1,237,452
Engineering, research and development	530,616	539,469	487,832
Selling, general and administrative	406,864	384,907	387,812
Loss on extinguishment of debt and other, net	131,669	—	—
Interest expense	106,009	53,812	54,176
Other expense (income), net	(10,469)	(16,203)	(15,112)
Income before income taxes	434,131	734,461	690,621
Provision for income taxes	67,973	151,706	147,472
Net income	$366,158	$582,755	$543,149
Net income per share:
Basic	$2.26	$3.51	$3.27
Diluted	$2.24	$3.47	$3.21
Cash dividends declared per share (including a special cash dividend of $16.50 per share declared during the three months ended December 31, 2014)	$18.50	$1.80	$1.60
Weighted-average number of shares:
Basic	162,282	166,016	166,089
Diluted	163,701	168,118	169,260

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Comprehensive Income

	Year ended June 30,
(In thousands)	2015	2014	2013
Net income	$366,158	$582,755	$543,149
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	(20,740)	6,428	(11,298)
Change in income tax benefit or expense	8,086	(1,232)	(750)
Net change related to currency translation adjustments	(12,654)	5,196	(12,048)
Cash flow hedges:
Change in net unrealized gains or losses	13,745	1,641	4,929
Reclassification adjustments for net gains or losses included in net income	(6,615)	(4,145)	(1,483)
Change in income tax benefit or expense	(2,565)	898	(1,233)
Net change related to cash flow hedges	4,565	(1,606)	2,213
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	(147)	(617)	(2,255)
Available-for-sale securities:
Change in net unrealized gains or losses	(1,069)	7,212	(2,953)
Reclassification adjustments for net gains or losses included in net income	(2,119)	(2,084)	(2,287)
Change in income tax benefit or expense	1,122	(1,726)	1,827
Net change related to available-for-sale securities	(2,066)	3,402	(3,413)
Other comprehensive income (loss)	(10,302)	6,375	(15,503)
Total comprehensive income	$355,856	$589,130	$527,646
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2012	166,710	$1,089,480	$2,247,258	$(21,143)	$3,315,595
Net income	—	—	543,149	—	543,149
Other comprehensive loss	—	—	—	(15,503)	(15,503)
Net issuance under employee stock plans	4,099	96,989	—	—	96,989
Repurchase of common stock	(5,374)	(107,973)	(165,281)	—	(273,254)
Cash dividends declared ($1.60 per share)	—	—	(265,893)	—	(265,893)
Stock-based compensation expense	—	70,084	—	—	70,084
Tax benefit for equity awards	—	10,985	—	—	10,985
Balances as of June 30, 2013	165,435	1,159,565	2,359,233	(36,646)	3,482,152
Net income	—	—	582,755	—	582,755
Other comprehensive income	—	—	—	6,375	6,375
Net issuance under employee stock plans	3,848	60,320	—	—	60,320
Repurchase of common stock	(3,835)	(76,839)	(164,004)	—	(240,843)
Cash dividends declared ($1.80 per share)	—	—	(298,871)	—	(298,871)
Stock-based compensation expense	—	60,940	—	—	60,940
Tax benefit for equity awards	—	16,518	—	—	16,518
Balances as of June 30, 2014	165,448	1,220,504	2,479,113	(30,271)	3,669,346
Net income	—	—	366,158	—	366,158
Other comprehensive loss	—	—	—	(10,302)	(10,302)
Net issuance under employee stock plans	1,658	16,186	—	—	16,186
Repurchase of common stock	(9,255)	(26,891)	(581,965)	—	(608,856)
Cash dividends declared ($18.50 per share including a special cash dividend of $16.50 per share declared during the three months ended December 31, 2014)	—	(807,391)	(2,275,668)	—	(3,083,059)
Stock-based compensation expense	—	55,302	—	—	55,302
Tax benefit for equity awards	—	16,664	—	—	16,664
Balances as of June 30, 2015	157,851	$474,374	$(12,362)	$(40,573)	$421,439
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$366,158	$582,755	$543,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,536	83,072	87,534
Asset impairment charges	2,126	1,374	1,327
Loss on extinguishment of debt and other, net	131,669	—	—
Net gain on sale of assets	—	—	(1,160)
Non-cash stock-based compensation expense	55,302	60,940	70,084
Deferred income taxes	(24,245)	17,176	4,532
Excess tax benefit from equity awards	(15,403)	(20,554)	(14,198)
Net gain on sale of marketable securities and other investments	(2,119)	(5,920)	(2,287)
Changes in assets and liabilities, net of impact of acquisition of business:
Decrease (increase) in accounts receivable, net	(118,520)	32,591	159,245
Decrease (increase) in inventories	27,500	(26,173)	14,787
Decrease (increase) in other assets	11,135	(26,265)	6,035
Increase (decrease) in accounts payable	848	(12,333)	(22,812)
Increase (decrease) in deferred system profit	768	(10,042)	10,748
Increase in other liabilities	90,151	102,265	56,204
Net cash provided by operating activities	605,906	778,886	913,188
Cash flows from investing activities:
Acquisition of non-marketable securities	—	(1,345)	—
Acquisition of business	—	(18,000)	—
Capital expenditures, net	(45,791)	(67,502)	(74,573)
Proceeds from sale of assets	—	3,836	1,838
Purchase of available-for-sale securities	(1,731,551)	(1,834,223)	(1,588,093)
Proceeds from sale of available-for-sale securities	1,993,396	987,512	1,117,511
Proceeds from maturity of available-for-sale securities	699,108	251,876	300,209
Purchase of trading securities	(60,808)	(64,053)	(40,850)
Proceeds from sale of trading securities	63,867	65,790	42,511
Net cash provided by (used in) investing activities	918,221	(676,109)	(241,447)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	3,224,906	—	—
Repayment of debt	(916,117)	—	—
Issuance of common stock	47,008	112,221	126,121
Tax withholding payments related to vested and released restricted stock units	(30,229)	(51,948)	(29,682)
Common stock repurchases	(602,888)	(240,843)	(273,254)
Payment of dividends to stockholders	(3,041,055)	(298,871)	(265,893)
Excess tax benefit from equity awards	15,403	20,554	14,198
Net cash used in financing activities	(1,302,972)	(458,887)	(428,510)
Effect of exchange rate changes on cash and cash equivalents	(13,991)	1,581	(9,135)
Net increase (decrease) in cash and cash equivalents	207,164	(354,529)	234,096
Cash and cash equivalents at beginning of period	630,861	985,390	751,294
Cash and cash equivalents at end of period	$838,025	$630,861	$985,390
Supplemental cash flow disclosures:
Income taxes paid, net	$69,681	$117,348	$120,342
Interest paid	$92,982	$52,474	$53,693
Non-cash activities:
Purchase of land, property and equipment - investing activities	$1,843	$3,457	$6,839
Dividends payable - financing activities	$42,002	$—	$—
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
Variable Interest Entities. KLA-Tencor uses a qualitative approach in assessing the consolidation requirement for variable interest entities. The approach focuses on identifying which enterprise has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. In the event that the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s Consolidated Financial Statements. The Company has concluded that none of the Company’s equity investments require consolidation as per the Company’s most recent qualitative assessment.

Inventories. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Demonstration units are stated at their manufacturing cost and written down to their net realizable value. The Company reviews and sets standard costs semi-annually at current manufacturing costs in order to approximate actual costs. The Company’s manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and spoilage are recognized as current period charges. The Company writes down product inventory based on forecasted demand and technological obsolescence and service spare parts inventory based on forecasted usage. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.
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
Property and Equipment. Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets. The following table sets forth the estimated useful life for various asset categories:

Asset Category	Period
Buildings	30 to 35 years
Leasehold improvements	Shorter of 10 to 15 years or lease term
Machinery and equipment	2 to 5 years
Office furniture and fixtures	5 to 7 years
Construction-in-process assets are not depreciated until the assets are placed in service. Depreciation expense for the fiscal years ended June 30, 2015, 2014 and 2013 was $55.8 million, $51.1 million and $49.3 million, respectively.
Business Combinations. KLA-Tencor allocates the fair value of the purchase consideration of the Company’s acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over the asset’s estimated useful life. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred.
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

A majority of the Company’s trade receivables are derived from sales to large multinational semiconductor manufacturers located throughout the world, with a majority located in Asia. In recent years, the Company’s customer base has become increasingly concentrated due to corporate consolidation, acquisitions and business closures, and to the extent that these customers experience liquidity issues in the future, the Company may be required to incur additional bad debt expense with respect to trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for potential credit losses based upon expected collectibility risk of all accounts receivable. In addition, the Company may utilize letters of credit or non-recourse factoring to mitigate credit risk when considered appropriate.
The Company is exposed to credit loss in the event of non-performance by counterparties on the foreign exchange contracts that the Company uses in hedging activities and in certain factoring transactions. These counterparties are large international financial institutions, and to date no such counterparty has failed to meet its financial obligations to the Company under such contracts.
The following customers each accounted for more than 10% of total revenues for the indicated periods:

Year ended June 30,
2015	2014	2013
Intel Corporation	Intel Corporation	Intel Corporation
Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.	Taiwan Semiconductor Manufacturing Company Limited
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
The following customers each accounted for more than 10% of net accounts receivable as of the dates indicated below:

As of June 30,
2015	2014
Taiwan Semiconductor Manufacturing Company Limited	Intel Corporation
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
The Company’s manufacturing subsidiaries in Singapore, Israel, Germany and China use the U.S. dollar as their functional currency. Accordingly, monetary assets and liabilities in non-functional currency of these subsidiaries are remeasured using exchange rates in effect at the end of the period. Revenues and costs in local currency are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in the Consolidated Statements of Operations as incurred.
Derivative Financial Instruments. KLA-Tencor uses financial instruments, such as forward exchange contracts and currency options, to hedge a portion of, but not all, existing and forecasted foreign currency denominated transactions. The purpose of the Company’s foreign currency program is to manage the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The effect of exchange rate changes on forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. The Company believes these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates.

All of the Company’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments adjusted for risk of counterparty non-performance. For derivative instruments designated and qualifying as cash flow hedges of forecasted foreign currency denominated transactions expected to occur within twelve months, the effective portion of the gain or loss on these hedges is reported as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is (or becomes) ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gains or losses on these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
Warranty. The Company provides standard warranty coverage on its systems for 40 hours per week for 12 months, providing labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, the Company calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. The Company updates these estimated charges on a regular basis. The actual product performance and/or field expense profiles may differ, and in those cases the Company adjusts its warranty accruals accordingly (see Note 13, “Commitments and Contingencies”).
Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The Company derives revenue from three sources-sales of systems, spare parts and services. In general, the Company recognizes revenue for systems when the system has been installed, is operating according to predetermined specifications and is accepted by the customer. When the Company has demonstrated a history of successful installation and acceptance, the Company recognizes revenue upon delivery and customer acceptance. Under certain circumstances, however, the Company recognizes revenue prior to acceptance from the customer, as follows:

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
The Company sells stand-alone software that is subject to the software revenue recognition guidance. The Company periodically reviews selling prices to determine whether VSOE exists, and in situations where the Company is unable to establish VSOE for undelivered elements, such as post-contract service, revenue is recognized ratably over the term of the service contract.
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
Strategic Development Agreements. Gross engineering, research and development expenses were partially offset by $1.9 million, $8.2 million and $12.4 million in external funding received under certain strategic development programs, primarily from government grants, in the fiscal years ended June 30, 2015, 2014 and 2013, respectively.
Shipping and Handling Costs. Shipping and handling costs are included as a component of cost of sales.
Accounting for Stock-Based Compensation Plans. The Company accounts for stock-based awards granted to employees for services based on the fair value of those awards. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value for restricted stock units granted without “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on the restricted stock units. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date. The award holder is not entitled to received payments under dividend equivalent rights unless the associated restricted stock unit award vests (i.e., the award holder is entitled to receive credits, payable in cash or shares of the Company’s common stock, equal to the cash dividends that would have been received on the shares of common stock underlying the restricted stock units had the shares been issued and outstanding on the dividend record date, but such dividend equivalents are only paid subject to the recipient satisfying the vesting requirements of the underlying award). The fair value is determined using a Black-Scholes valuation model for purchase rights under the Employee Stock Purchase Plan. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. The expected stock price volatility assumption is based on the market-based historical implied volatility from traded options of the Company’s common stock. The Company has elected not to include the indirect tax effects of stock-based compensation deductions when calculating the windfall benefits and therefore recognizes the full effect of these deductions in the income statement in the period in which the taxable event occurs.
Accounting for Cash-Based Long-Term Incentive Compensation. Cash-based long-term incentive (“Cash LTI”) awards issued to employees under the Company’s Cash LTI program vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Compensation expense related to the Cash LTI awards is recognized over the vesting term, which is adjusted for the impact of estimated forfeitures.

Accounting for Non-qualified Deferred Compensation Plan. The Company has a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan”) under which certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. The Company invests these funds in certain mutual funds and such investments are classified as trading securities on the consolidated balance sheets. Distributions from the Executive Deferred Savings Plan commence following a participant’s retirement or termination of employment or on a specified date allowed per the Executive Deferred Savings Plan provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. Participants can generally elect the distributions to be paid in lump sum or quarterly cash payments over a scheduled period for up to 15 years and are allowed to make subsequent changes to their existing elections as permissible under the Executive Deferred Savings Plan provisions. The liability associated with the Executive Deferred Savings Plan is included as a component of other current liabilities on the consolidated balance sheet. Changes in the Executive Deferred Savings Plan liability is recorded in selling, general and administrative expense in the consolidated statements of operations. The changes in the liability included in selling, general and administrative expense were $10.4 million, $24.4 million and $14.2 million for the fiscal years ended June 30, 2015, 2014 and 2013 respectively. The Company also has a deferred compensation asset that corresponds to the liability under the Executive Deferred Savings Plan and it is included as a component of other non-current assets on the consolidated balance sheet. Changes in the Executive Deferred Savings Plan assets are recorded as gains (losses), net in selling, general and administrative expense in the consolidated statements of operations. The amount of gains (losses), net included in selling, general and administrative expense were $10.4 million, $24.8 million and $14.1 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.
Advertising Expenses. Advertising costs are expensed as incurred.
Income Taxes. The Company accounts for income taxes in accordance with the authoritative guidance, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that certain deferred tax asset will not be realized. The Company has determined that a valuation allowance is necessary against certain deferred tax assets, but it anticipates that its future taxable income will be sufficient to recover the remainder of its deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets that are not subject to a valuation allowance, the Company could be required to record an additional valuation allowance against such deferred tax assets. This would result in an increase to the Company’s tax provision in the period in which the Company determines that the recovery is not probable.
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
Reclassifications. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. The reclassifications had no effect on the Consolidated Statements of Operations, Comprehensive Income, Stockholder’s Equity and Cash Flows.

Recent Accounting Pronouncements
Recently Adopted
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under this accounting standard update, in most circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the Company’s financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. This accounting standard update became effective for the Company’s interim period ended September 30, 2014, and the adoption did not have a material impact on the Company’s consolidated financial statements.
In June 2014, the FASB issued an accounting standard update regarding stock-based compensation that clarifies the accounting treatment when terms of an award provide that a performance target could be achieved after the requisite service period ends. The update requires that a performance target that affects vesting that could be achieved after the requisite service period ends be treated as a performance condition. The update is effective for the Company beginning in the first quarter of the Company’s fiscal year ending June 30, 2017, with early adoption permitted. The Company early adopted this accounting standard update in the third quarter of the fiscal year ended June 30, 2015 and the adoption did not have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued accounting standards update regarding simplification of the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update is effective for the Company beginning in the first quarter of the fiscal year ending June 30, 2017. Earlier adoption is permitted for financial statements that have not been previously issued and the Company is required to apply the guidance on a retrospective basis with additional disclosure requirements upon transition. The Company early adopted this accounting standard update in the fourth quarter of our fiscal year ended June 30, 2015 and the adoption did not have a material impact on its consolidated financial statements.
Updates Not Yet Effective
In May 2014, the FASB issued an accounting standard update regarding revenue from customer contracts to transfer goods and services or non-financial assets unless the contracts are covered by other standards (for example, insurance or lease contracts). Under the new guidance, an entity should recognize revenue in connection with the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The updates are effective for the Company beginning in the first quarter of the fiscal year ending June 30, 2018. In July 2015, the FASB announced a deferral of the effective date by one year, with early adoption on the original effective date permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
In April 2015, the FASB issued an accounting standard update for customer’s cloud based fees. The guidance changes what a customer must consider in determining whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in accordance with guidance related to internal use software; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The update is effective for the Company beginning in the first quarter of the Company’s fiscal year ending June 30, 2017, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
In July 2015, the FASB issued an accounting standard update for the subsequent measurement of inventory. The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The requirement would replace the current lower of cost or market evaluation and the accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. The update is effective for the Company beginning in the first quarter of the Company’s fiscal year ending June 30, 2018, with early adoption permitted to be applied prospectively. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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
The Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of June 30, 2015, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. As of June 30, 2015, the types of instruments valued based on quoted market prices in active markets included money market funds, U.S. Treasury securities, certain sovereign securities and certain U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
As of June 30, 2015, the types of instruments valued based on other observable inputs included corporate debt securities, municipal securities and certain U.S. Government agency securities and sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company’s Consolidated Balance Sheet as follows:

As of June 30, 2015 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
U.S. Government agency securities	$7,500	$7,500	$—
Corporate debt securities	13,099	—	13,099
Money market and other	611,385	611,385	—
Marketable securities:
U.S. Treasury securities	275,555	275,555	—
U.S. Government agency securities	564,768	556,019	8,749
Municipal securities	31,816	—	31,816
Corporate debt securities	612,862	—	612,862
Sovereign securities	57,093	8,976	48,117
Total cash equivalents and marketable securities(1)	2,174,078	1,459,435	714,643
Other current assets:
Derivative assets	3,064	—	3,064
Other non-current assets:
Executive Deferred Savings Plan	165,655	91,203	74,452
Total financial assets(1)	$2,342,797	$1,550,638	$792,159
Liabilities
Other current liabilities:
Derivative liabilities	$(3,106)	$—	$(3,106)
Total financial liabilities	$(3,106)	$—	$(3,106)
__________________
(1) Excludes cash of $183.1 million held in operating accounts and time deposits of $29.9 million as of June 30, 2015.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company’s Consolidated Balance Sheet as follows:

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
There were no transfers in and out of Level 1 and Level 2 fair value measurements during the fiscal year ended June 30, 2015 or 2014. The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of June 30, 2015 or 2014.

NOTE 3 — FINANCIAL STATEMENT COMPONENTS
Consolidated Balance Sheets

	As of June 30,
(In thousands)	2015	2014
Accounts receivable, net:
Accounts receivable, gross	$607,157	$514,690
Allowance for doubtful accounts	(21,663)	(21,827)
	$585,494	$492,863
Inventories:
Customer service parts	$209,726	$203,194
Raw materials	194,218	221,612
Work-in-process	156,820	171,249
Finished goods	57,140	60,402
	$617,904	$656,457
Other current assets:
Prepaid expenses(1)	$37,006	$34,743
Income tax related receivables	32,850	27,452
Other current assets	7,958	6,267
	$77,814	$68,462
Land, property and equipment, net:
Land	$40,397	$41,848
Buildings and leasehold improvements	316,566	302,537
Machinery and equipment	510,642	491,167
Office furniture and fixtures	21,411	20,945
Construction-in-process	3,152	8,945
	892,168	865,442
Less: accumulated depreciation and amortization	(577,577)	(535,179)
	$314,591	$330,263
Other non-current assets:
Executive Deferred Savings Plan	$165,655	$159,996
Deferred tax assets—long-term	78,648	75,138
Other non-current assets(1)	15,384	21,302
	$259,687	$256,436
Other current liabilities:
Warranty	$36,413	$37,746
Executive Deferred Savings Plan	167,886	160,527
Compensation and benefits	196,682	203,990
Income taxes payable	15,582	15,283
Interest payable	19,395	8,769
Customer credits and advances	93,212	79,373
Other accrued expenses	132,244	79,402
	$661,414	$585,090
Other non-current liabilities:
Pension liabilities	$55,696	$59,908
Income taxes payable	69,018	59,575
Other non-current liabilities	57,516	48,805
	$182,230	$168,288

 __________________

(1)
Other current assets and other non-current assets balances as of June 30, 2014 on the consolidated balance sheet were adjusted to exclude the debt issuance costs as a result of early adoption of the accounting standards update regarding simplification of the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. See Note 7, “Debt” for additional details.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of June 30, 2015	$(29,925)	$734	$4,553	$(15,935)	$(40,573)

Balance as of June 30, 2014	$(17,271)	$2,800	$(12)	$(15,788)	$(30,271)

The effects on net income of amounts reclassified from accumulated OCI to the Consolidated Statements of Operations for the indicated periods were as follows (in thousands):

	Location in the Consolidated Statements of Operations	Twelve months ended June 30,	Twelve months ended June 30,
Accumulated OCI Components		2015	2014
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$7,615	$3,851
	Costs of revenues	(1,503)	294
	Interest expense	503	—
	Net gains reclassified from accumulated OCI	$6,615	$4,145

Unrealized gains on available-for-sale securities	Other expense (income), net	$2,119	$2,084
The amounts reclassified out of accumulated OCI related to the Company’s defined pension plans, which were recognized as a component of net periodic cost for the fiscal years ended June 30, 2015 and 2014 were $1.3 million and $1.3 million, respectively. For additional details, refer to Note 11, “Employee Benefit Plans.”
Consolidated Statements of Operations

	Year ended June 30,
(In thousands)	2015	2014	2013
Other expense (income), net:
Interest income	$(12,545)	$(13,555)	$(14,976)
Foreign exchange losses, net	1,764	514	1,002
Net realized gains on sale of investments	(2,119)	(2,084)	(2,287)
Other	2,431	(1,078)	1,149
	$(10,469)	$(16,203)	$(15,112)

NOTE 4 — MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of June 30, 2015 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$274,965	$605	$(15)	$275,555
U.S. Government agency securities	571,843	551	(126)	572,268
Municipal securities	31,819	7	(10)	31,816
Corporate debt securities	625,965	511	(515)	625,961
Money market and other	611,385	—	—	611,385
Sovereign securities	57,091	33	(31)	57,093
Subtotal	2,173,068	1,707	(697)	2,174,078
Add: Time deposits(1)	29,941	—	—	29,941
Less: Cash equivalents	654,933	—	—	654,933
Marketable securities	$1,548,076	$1,707	$(697)	$1,549,086

As of June 30, 2014 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$384,165	$287	$(52)	$384,400
U.S. Government agency securities	867,309	651	(117)	867,843
Municipal securities	96,198	93	(75)	96,216
Corporate debt securities	1,220,794	3,526	(152)	1,224,168
Money market and other	397,517	—	—	397,517
Sovereign securities	42,227	46	(9)	42,264
Subtotal	3,008,210	4,603	(405)	3,012,408
Add: Time deposits(1)	33,509	—	—	33,509
Less: Cash equivalents	524,149	—	(8)	524,141
Marketable securities	$2,517,570	$4,603	$(397)	$2,521,776
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

As of June 30, 2015 (In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$34,508	$(15)
U.S. Government agency securities	133,933	(126)
Municipal securities	9,776	(10)
Corporate debt securities	286,355	(515)
Sovereign securities	26,729	(31)
Total	$491,301	$(697)
 __________________

(1)	As of June 30, 2015, the amount of total gross unrealized losses related to investments that had been in a continuous loss position for 12 months or more was immaterial.
The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company’s Consolidated Balance Sheet, as of the date indicated below were as follows:

As of June 30, 2015 (In thousands)	Amortized Cost	Fair Value
Due within one year	$496,916	$497,121
Due after one year through three years	1,051,160	1,051,965
	$1,548,076	$1,549,086
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains on available for sale securities for the fiscal years ended June 30, 2015, 2014 and 2013 were $2.4 million, $2.2 million and $2.5 million, respectively. Realized losses on available for sale securities for the fiscal year ended June 30, 2015, 2014 and 2013 were $0.3 million, $0.1 million and $0.2 million, respectively.
NOTE 5 – BUSINESS COMBINATION
On March 28, 2014, the Company acquired certain assets and liabilities of a privately-held company that developed and sold software to mask manufacturers, semiconductor fabs and mask inspection and review equipment manufacturers, for a total purchase consideration of $18.0 million in cash.
The following table represents the purchase price allocation and summarizes the aggregate fair values of the net assets acquired on the closing date of the acquisition:

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

NOTE 6 — GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balances and the movements during the fiscal years ended June 30, 2015 and 2014:

(In thousands)
As of June 30, 2013	$326,635
Acquisition	8,730
Adjustments	(10)
As of June 30, 2014	335,355
Adjustments	(92)
As of June 30, 2015	$335,263
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in prior business combinations. The Company has four reporting units: Defect Inspection, Metrology, Service and Other. As of June 30, 2015, substantially all of the goodwill balance resided within the Defect Inspection reporting unit.
The changes in the gross goodwill balance during the fiscal year ended June 30, 2015 resulted from foreign currency translation adjustments. The changes in the gross goodwill balance during the fiscal year ended June 30, 2014 resulted from the acquisition of certain assets and liabilities of a privately-held company and foreign currency translation adjustments.
The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2014 and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of key factors including change in industry and competitive environment, market capitalization, stock price, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities. As such, it was not necessary to perform the two-step quantitative goodwill impairment test at that time. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the second quarter of the fiscal year ended June 30, 2015. The next annual assessment of the goodwill by reporting unit will be performed in the second quarter of the fiscal year ending June 30, 2016.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of June 30, 2015			As of June 30, 2014
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$141,659	$134,664	$6,995	$141,659	$126,567	$15,092
Patents	6-13 years	57,648	56,998	650	57,648	54,398	3,250
Trade name/Trademark	4-10 years	19,893	18,899	994	19,893	17,427	2,466
Customer relationships	6-7 years	54,980	51,724	3,256	54,980	48,915	6,065
Other	0-1 year	17,299	17,299	—	17,299	16,475	824
Total		$291,479	$279,584	$11,895	$291,479	$263,782	$27,697
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

For the fiscal years ended June 30, 2015, 2014 and 2013, amortization expense for other intangible assets was $15.8 million, $16.2 million and $20.8 million, respectively. Based on the intangible assets recorded as of June 30, 2015, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2016	$7,564
2017	2,806
2018	1,525
Total	$11,895
NOTE 7 — DEBT
The following table summarizes the debt of the Company as of June 30, 2015 and June 30, 2014:

	As of June 30, 2015		As of June 30, 2014
	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
Fixed-rate 6.900% Senior notes due on May 1, 2018	$—		$750,000	7.001%
Fixed-rate 2.375% Senior notes due on November 1, 2017	250,000	2.396%	—
Fixed-rate 3.375% Senior notes due on November 1, 2019	250,000	3.377%	—
Fixed-rate 4.125% Senior notes due on November 1, 2021	500,000	4.128%	—
Fixed-rate 4.650% Senior notes due on November 1, 2024(1)	1,250,000	4.682%	—
Fixed-rate 5.650% Senior notes due on November 1, 2034	250,000	5.670%	—
Term loans	711,250		—
Total debt	3,211,250		750,000
Unamortized discount	(3,723)		(2,081)
Unamortized debt issuance costs(2)	(17,111)		(2,818)
Total debt	$3,190,416		$745,101

Reported as:
Current portion of long-term debt	$16,981		$—
Long-term debt	3,173,435		745,101
Total debt	$3,190,416		$745,101
__________________

(1)
The effective interest rate disclosed above for this series of Senior Notes excludes the impact of the treasury rate lock hedge discussed below. The effective interest rate including the impact of the treasury rate lock hedge was 4.626%.

(2)
The Company early adopted the accounting standard update regarding simplification of the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Accordingly, the Company applied the accounting standard update on a retrospective basis by reclassifying the presentation of the debt issuance costs totaling $2.8 million which was originally included in other current and other non-current assets against the long-term debt on the Consolidated Balance Sheet as of June 30, 2014. The change in the classification of the debt issuance costs reduced total assets and total liabilities by $2.8 million as of June 30, 2014. There is no impact to the Company’s Consolidated Statements of Operations, Comprehensive Income, Stockholder’s Equity and Cash Flows for the fiscal year ended June 30, 2014.

As of June 30, 2015, future principal payments for long-term debt, including the current portion, are summarized as follows.

Fiscal year ending June 30,	Amount (In thousands)
2016	$17,500
2017	46,875
2018	315,625
2019	75,000
2020	756,250
Thereafter	2,000,000
Total payments	$3,211,250
Debt Issuance - Senior Notes:
In November 2014, the Company issued $2.50 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”). The Company issued the Senior Notes as part of the leveraged recapitalization plan under which the proceeds from the Senior Notes in conjunction with the proceeds from the term loans (described below) and cash on hand were used (x) to fund a special cash dividend of $16.50 per share, aggregating to approximately $2.76 billion, (y) to redeem $750 million of 2018 Senior Notes, including associated redemption premiums, accrued interest and other fees and expenses and (z) for other general corporate purposes, including repurchases of shares pursuant to the Company’s stock repurchase program. The interest rate specified for each series of the Senior Notes will be subject to adjustments from time to time if Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) or, under certain circumstances, a substitute rating agency selected by us as a replacement for Moody’s or S&P, as the case may be (a “Substitute Rating Agency”), downgrades (or subsequently upgrades) its rating assigned to the respective series of Senior Notes such that the adjusted rating is below investment grade. If the adjusted rating of any series of Senior Notes from Moody’s (or, if applicable, any Substitute Rating Agency) is decreased to Ba1, Ba2, Ba3 or B1 or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively (“bps” refers to Basis Points and 1% is equal to 100 bps). If the rating of any series of Senior Notes from S&P (or, if applicable, any Substitute Rating Agency) with respect to such series of Senior Notes is decreased to BB+, BB, BB- or B+ or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively. The interest rates on any series of Senior Notes will permanently cease to be subject to any adjustment (notwithstanding any subsequent decrease in the ratings by any of Moody’s, S&P and, if applicable, any Substitute Rating Agency) if such series of Senior Notes becomes rated “Baa1” (or its equivalent) or higher by Moody’s (or, if applicable, any Substitute Rating Agency) and “BBB+” (or its equivalent) or higher by S&P (or, if applicable, any Substitute Rating Agency), or one of those ratings if rated by only one of Moody’s, S&P and, if applicable, any Substitute Rating Agency, in each case with a stable or positive outlook. In October 2014, the Company entered into a series of forward contracts to lock the 10-year treasury rate (“benchmark rate”) on a portion of the Senior Notes with a notional amount of $1.00 billion in aggregate. For additional details, refer to Note 16, “Derivative Instruments and Hedging Activities.”
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit the Company’s ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of June 30, 2015, the Company was in compliance with all of its covenants under the Indenture associated with the Senior Notes.
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of June 30, 2015 and June 30, 2014 was $2.52 billion and $893.7 million, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.

Debt Issuance - Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, the Company entered into $750 million of five-year senior unsecured prepayable term loans and a $500 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement (the “Credit Agreement”). The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with the Company’s credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the then effective credit rating. The Company is also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with the Company’s credit rating downgrades or upgrades by Moody’s and S&P. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter, and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). The Company may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty. During the fourth quarter of fiscal year ended June 30, 2015, the Company prepaid additional principal of $20.0 million in addition to the scheduled quarterly payments for the term loans.
Future principal payments for the Company’s term loans (without giving effect for any prepayments made) as of June 30, 2015, are as follows:

Fiscal Quarters Ending	Quarterly Payment (in thousands)
June 30, 2015 through December 31, 2016	$9,375
March 31, 2017 through December 31, 2017	$14,063
March 31, 2018 through September 30, 2019	$18,750
December 31, 2019	$487,500
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
The Company was in compliance with the financial covenants under the Credit Agreement as of June 30, 2015 and had no outstanding borrowings under the unfunded revolving credit facility.
Debt Redemption:
In December 2014, the Company redeemed the $750 million aggregate principal amount of the 2018 Senior Notes. The redemption resulted in a pre-tax net loss on extinguishment of debt of $131.7 million for the three months ended December 31, 2014 after an offset of a $1.2 million gain upon the termination of the non-designated forward contract entered by the Company in November 2014. The objective of entering into the non-designated forward contract was to lock the treasury rate used to determine the redemption amount of the 2018 Senior Notes. The notional amount of the non-designated forward contract was $750 million. Refer to Note 16, “Derivative Instruments and Hedging Activities.”

NOTE 8 — EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
As of June 30, 2015, the Company had two plans under which the Company was able to issue equity incentive awards, such as restricted stock units and stock options, to its employees, consultants and members of its Board of Directors: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 1998 Director Plan (the “Outside Director Plan”).
2004 Plan:
The 2004 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to the Company’s employees, consultants and members of its Board of Directors. As of June 30, 2015, 6.1 million shares were available for issuance under the 2004 Plan.
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
Outside Director Plan
The Outside Director Plan only permits the issuance of stock options to the non-employee members of the Board of Directors. As of June 30, 2015, 1.7 million shares were available for grant under the Outside Director Plan.

Equity Incentive Plans - General Information
The following table summarizes the combined activity under the Company’s equity incentive plans for the indicated periods:

(In thousands)	Available For Grant
Balances as of June 30, 2012	7,969
Restricted stock units granted(1)(3)	(1,899)
Restricted stock units canceled(1)	466
Options canceled/expired/forfeited	207
Plan shares expired(2)	(47)
Balances as of June 30, 2013	6,696
Plan shares increased	2,900
Restricted stock units granted(1)(3)	(1,268)
Restricted stock units canceled(1)	468
Options canceled/expired/forfeited	59
Plan shares expired(2)	(51)
Balances as of June 30, 2014	8,804
Restricted stock units granted(1)(3)	(1,191)
Restricted stock units canceled(1)	196
Options granted/canceled/expired/forfeited	11
Plan shares expired(2)	(10)
Balances as of June 30, 2015(4)	7,810
__________________

(1)	The number of restricted stock units provided in this row reflects the application of the award multiplier as described above (1.8x or 2.0x depending on the grant date of the applicable award).

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

(3)
Includes restricted stock units granted to senior management during the applicable fiscal year with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of June 30, 2015, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during such fiscal year, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (i.e., 0.6 million shares for the fiscal year ended June 30, 2013, 0.6 million shares for the fiscal year ended June 30, 2014 and 0.6 million shares for the fiscal year ended June 30, 2015, which, in each case reflects the application of the 1.8x or 2.0x multiplier described above). The Company has granted only restricted stock units under its equity incentive program since October 2007, except the number of shares subject to outstanding options under the 2004 Plan was adjusted during the three months ended December 31, 2014 due to a proportionate and equitable adjustment under the 2004 Plan provisions as discussed below. For the preceding several years until October 31, 2007, stock options were granted at the market price of the Company’s common stock on the date of grant generally with vesting period terms ranging from one to five years. Restricted stock units may be granted with varying criteria such as service-based and/or performance-based vesting.

(4)
During the fiscal year ended June 30, 2015, the Company adjusted the number of shares subject to outstanding options under the 2004 Plan by an aggregate of 4,245 shares pursuant to a proportionate and equitable adjustment for the effect of the special cash dividend, as required by the 2004 Plan. The total number of outstanding options under the 2004 Plan as well as the associated exercise prices were adjusted to ensure the aggregate intrinsic value remained the same after considering the effect of the special cash dividend. As the adjustment was required by the 2004 Plan, under the authoritative guidance, the adjustment to the outstanding awards did not result in any incremental compensation expense. Additionally, the adjustment did not have an impact on the shares available for future issuance under the 2004 Plan.

The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. For restricted stock units granted without “dividend equivalent” rights, fair value is calculated using the closing price of the Company’s common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those restricted stock units. In November 2013, the Company’s stockholders approved amendments to the 2004 Plan that included, among other things, giving the plan administrator the ability to grant “dividend equivalent” rights in connection with awards of restricted stock units, performance shares, performance units and deferred stock units before they are fully vested as discussed above. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date. As of June 30, 2015, the Company accrued $42.0 million of dividends payable, substantially all of which is related to the special cash dividend for the unvested restricted stock units outstanding as of the dividend record date as well as restricted stock units granted with dividend equivalent rights during the fiscal year ended June 30, 2015, which entitle the holders of such equity awards to the same dividend value per share as holders of common stock subject to meeting the vesting requirements of the underlying equity awards. The fair value for purchase rights under the Company’s Employee Stock Purchase Plan is determined using a Black-Scholes valuation model.
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Year ended June 30,
(In thousands)	2015	2014	2013
Stock-based compensation expense by:
Costs of revenues	$7,242	$9,101	$11,433
Engineering, research and development	12,259	16,397	19,346
Selling, general and administrative	35,801	35,442	39,305
Total stock-based compensation expense	$55,302	$60,940	$70,084
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of June 30,
	2015	2014
Inventory	$3,242	$8,278
Stock Options
The following table summarizes the activity and weighted-average exercise price for stock options under all plans during the fiscal year ended June 30, 2015:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price
Outstanding stock options as of June 30, 2014	141	$40.70
Granted	4	$32.11
Exercised	(134)	$39.32
Canceled/expired/forfeited	(11)	$39.97
Outstanding stock options as of June 30, 2015 (all outstanding and all vested and exercisable)	—	$—

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
The following table shows the total intrinsic value of options exercised, total cash received from employees and non-employee Board members as a result of stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

(In thousands)	Year ended June 30,
	2015	2014	2013
Total intrinsic value of options exercised	$4,549	$18,022	$15,884
Total cash received from employees and non-employee Board members as a result of stock option exercises	$5,892	$72,700	$89,935
Tax benefits realized by the Company in connection with these exercises	$1,989	$5,708	$5,223
The Company generally settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.
Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the fiscal year ended June 30, 2015 and restricted stock units outstanding as of June 30, 2015 and 2014:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2014(2)	3,356	$38.95
Granted(2)	596	$74.48
Vested and released	(765)	$32.50
Withheld for taxes	(405)	$32.50
Forfeited	(108)	$38.90
Outstanding restricted stock units as of June 30, 2015(2)	2,674	$49.36
 __________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. As described above, under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8x or 2.0x (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes restricted stock units granted to senior management during the applicable fiscal year with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of June 30, 2015, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares (i.e., 0.3 million shares for the fiscal year ended June 30, 2013, 0.3 million shares for the fiscal year ended June 30, 2014 and 0.3 million shares for the fiscal year ended June 30, 2015) that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied .

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
The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Year ended June 30,
	2015	2014	2013
Weighted-average grant date fair value per unit	$74.48	$53.28	$47.71
Tax benefits realized by the Company in connection with vested and released restricted stock units	$26,250	$44,298	$29,204
As of June 30, 2015, the unrecognized stock-based compensation expense balance related to restricted stock units was $60.3 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.0 year. The intrinsic value of outstanding restricted stock units as of June 30, 2015 was $150.3 million.
Cash-Based Long-Term Incentive Compensation
Starting in the fiscal year ended June 30, 2013, the Company adopted a cash-based long-term incentive (“Cash LTI”) program for many of its employees as part of the Company’s employee compensation program. During the fiscal year ended June 30, 2015, the Company approved Cash LTI awards of $67.7 million under the Company’s Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the fiscal years ended June 30, 2015 and 2014, the Company recognized $39.6 million and $26.2 million, respectively, in compensation expense under the Cash LTI Plan. As of June 30, 2015, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $94.5 million.
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

The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year ended June 30,
	2015	2014	2013
Stock purchase plan:
Expected stock price volatility	24.5%	27.5%	28.8%
Risk-free interest rate	0.1%	0.1%	0.1%
Dividend yield	2.8%	2.9%	3.2%
Expected life (in years)	0.50	0.50	0.50
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Year ended June 30,
	2015	2014	2013
Total cash received from employees for the issuance of shares under the ESPP	$41,116	$39,675	$36,186
Number of shares purchased by employees through the ESPP	759	796	877
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$1,741	$2,221	$1,452
Weighted-average fair value per share based on Black-Scholes model	$14.55	$12.31	$10.46
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. In August 2014, the Company added 2.0 million additional shares to the ESPP pursuant to the plan’s share replenishment provision with respect to the fiscal year ended June 30, 2015. As of June 30, 2015, a total of 2.1 million shares were reserved and available for issuance under the ESPP.
Quarterly cash dividends
On May 7, 2015, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.50 per share on the outstanding shares of the Company’s common stock, which was paid on June 1, 2015 to the stockholders of record as of the close of business on May 18, 2015. Under the authoritative guidance, a dividend when declared is recognized as a reduction of retained earnings, to the extent available, with any excess recognized as a reduction of additional paid-in-capital. The total amount of regular quarterly cash dividends paid by the Company during the fiscal years ended June 30, 2015 and 2014 was $324.8 million and $298.9 million, respectively. The amount of accrued dividends for quarterly cash dividends for unvested restricted stock units with dividend equivalent rights was $0.9 million as of June 30, 2015. The Company had no accrued dividends for the quarterly cash dividends in the fiscal year ended June 30, 2014.
On July 14, 2015, the Company announced that its Board of Directors had authorized a further increase in the level of the Company’s quarterly cash dividend from $0.50 to $0.52 per share. Refer to Note 19, “Subsequent Events” for additional information on dividend increase announced subsequent to June 30, 2015.

Special cash dividend
On November 19, 2014, the Company’s Board of Directors declared a special cash dividend of $16.50 per share, which was paid on December 9, 2014 to the stockholders of record as of the close of business on December 1, 2014. Additionally, in connection with the special cash dividend, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved a proportionate and equitable adjustment to outstanding equity awards (restricted stock units and stock options), as required under the 2004 Plan, subject to the vesting requirements of the underlying awards. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. Under the authoritative guidance, the dividend when declared is recognized as a reduction of retained earnings, to the extent available, with any excess recognized as a reduction of additional paid-in-capital. The special cash dividend reduced the retained earnings by $2.1 billion as of the special cash dividend declaration date, reducing the retained earnings amount to zero and the excess amount of the special cash dividend of $646.5 million was charged against additional paid-in capital. The declaration and payment of the special cash dividend are part of the Company’s leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 7, “Debt” that was completed during the three months ended December 31, 2014. The total amount of the special cash dividend accrued by the Company during the three months ended December 31, 2014 was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014. As of June 30, 2015, the Company accrued a total of $41.1 million of dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. Other than the special cash dividend declared during the three months ended December 31, 2014, the Company historically has not declared any special cash dividends.
NOTE 9 — STOCK REPURCHASE PROGRAM
The Company’s Board of Directors has authorized a program for the Company to repurchase shares of the Company’s common stock. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases will be made from time to time in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. On July 7, 2014, the Company’s Board of Directors authorized KLA-Tencor to repurchase up to 13.0 million additional shares of the Company’s common stock. On October 23, 2014, as part of the leveraged recapitalization transaction announcement, the Board of Directors authorized an increase to the existing stock repurchase program of 3.6 million additional shares of the Company’s common stock. As of June 30, 2015, an aggregate of approximately 9.4 million shares were available for repurchase under the Company’s repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

(In thousands)	Year ended June 30,
	2015	2014
Number of shares of common stock repurchased	9,255	3,835
Total cost of repurchases	$608,856	$240,843
As of June 30, 2015, the Company had repurchased 105,542 shares for $6.0 million, which repurchases had not settled prior to June 30, 2015 and were recorded as a component of other current liabilities.

NOTE 10 — NET INCOME PER SHARE
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
The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Year ended June 30,
	2015	2014	2013
Numerator:
Net income	$366,158	$582,755	$543,149
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	162,282	166,016	166,089
Effect of dilutive options and restricted stock units	1,419	2,102	3,171
Weighted-average shares-diluted	163,701	168,118	169,260
Basic net income per share	$2.26	$3.51	$3.27
Diluted net income per share	$2.24	$3.47	$3.21
Anti-dilutive securities excluded from the computation of diluted net income per share	36	—	1,366
NOTE 11 — EMPLOYEE BENEFIT PLANS
KLA-Tencor has a profit sharing program for eligible employees, which distributes, on a quarterly basis, a percentage of the Company’s pre-tax profits. In addition, the Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Since April 1, 2011, the employer match amount was 50% of the first $8,000 of an eligible employee’s contribution (i.e., a maximum of $4,000) during each fiscal year.
The total expenses under the profit sharing and 401(k) programs aggregated $14.2 million, $15.4 million and $13.1 million in the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The Company has no defined benefit plans in the United States. In addition to the profit sharing plan and the United States 401(k), several of the Company’s foreign subsidiaries have retirement plans for their full-time employees, several of which are defined benefit plans. Consistent with the requirements of local law, the Company deposits funds for certain of these plans with insurance companies, with third-party trustees or into government-managed accounts and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the foreign plans depend on the local economic environment.
The Company applies authoritative guidance that requires an employer to recognize the funded status of each of its defined pension and post-retirement benefit plans as a net asset or liability on its balance sheets. Additionally, the authoritative guidance requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. The benefit obligations and related assets under the Company’s plans have been measured as of June 30, 2015 and 2014.

Summary data relating to the Company’s foreign defined benefit pension plans, including key weighted-average assumptions used, is provided in the following tables:

	Year ended June 30,
(In thousands)	2015	2014
Change in projected benefit obligation:
Projected benefit obligation as of the beginning of the fiscal year	$77,035	$71,276
Service cost	3,905	4,054
Interest cost	1,562	1,401
Contributions by plan participants	81	102
Actuarial loss	3,702	1,927
Benefit payments	(3,982)	(1,910)
Foreign currency exchange rate changes and others, net	(6,375)	185
Projected benefit obligation as of the end of the fiscal year	$75,928	$77,035

	Year ended June 30,
(In thousands)	2015	2014
Change in fair value of plan assets:
Fair value of plan assets as of the beginning of the fiscal year	$15,163	$13,317
Actual return on plan assets	334	274
Employer contributions	3,568	3,229
Benefit and expense payments	(3,982)	(1,910)
Foreign currency exchange rate changes and others, net	1,955	253
Fair value of plan assets as of the end of the fiscal year	$17,038	$15,163

	As of June 30,
(In thousands)	2015	2014
Underfunded status	$58,890	$61,872

	As of June 30,
(In thousands)	2015	2014
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$46,419	$47,122
Projected benefit obligation	$75,928	$77,035
Plan assets at fair value	$17,038	$15,163

Year ended June 30,
	2015	2014	2013
Weighted-average assumptions:
Discount rate	1.3%-2.0%	1.5%-3.5%	1.5%-3.5%
Expected rate of return on assets	1.8%-2.5%	1.8%-3.8%	1.8%-4.0%
Rate of compensation increases	3.0%-5.5%	3.0%-5.5%	3.0%-5.0%
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

The following table presents losses recognized in accumulated other comprehensive income (loss) before tax related to the Company’s foreign defined benefit pension plans:

	Year ended June 30,
(In thousands)	2015	2014
Unrecognized transition obligation	$515	$772
Unrecognized prior service cost	180	225
Unrealized net loss	24,119	23,645
Amount of losses recognized	$24,814	$24,642
Losses in accumulated other comprehensive income (loss) related to the Company’s foreign defined benefit pension plans expected to be recognized as components of net periodic benefit cost over the fiscal year ending June 30, 2016 are as follows:

(In thousands)	Year ending June 30, 2016
Unrecognized transition obligation	$255
Unrecognized prior service cost	42
Unrealized net loss	824
Amount of losses expected to be recognized	$1,121

The components of the Company’s net periodic cost relating to its foreign subsidiaries’ defined pension plans are as follows:

	Year ended June 30,
(In thousands)	2015	2014	2013
Components of net periodic pension cost:
Service cost	$3,905	$4,054	$3,399
Interest cost	1,562	1,401	1,320
Return on plan assets	(450)	(321)	(315)
Amortization of transitional obligation	259	262	372
Amortization of prior service cost	46	52	58
Amortization of net loss	1,014	1,021	633
Adjustment	(177)	—	(1,436)
Net periodic pension cost	$6,159	$6,469	$4,031
Fair Value of Plan Assets
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of inputs used to measure fair value of plan assets are described in Note 2, “Fair Value Measurements.”
The foreign plans’ investments are managed by third-party trustees consistent with the regulations or market practice of the country where the assets are invested. The Company is not actively involved in the investment strategy, nor does it have control over the target allocation of these investments. These investments made up 100% of total foreign plan assets in the fiscal years ended June 30, 2015 and 2014.
The expected aggregate employer contribution for the foreign plans during the fiscal year ending June 30, 2016 is $1.7 million.
The total benefits to be paid from the foreign pension plans are not expected to exceed $2.5 million in any year through the fiscal year ending June 30, 2025.

Foreign plan assets measured at fair value on a recurring basis consisted of the following investment categories as of June 30, 2015 and 2014, respectively:

As of June 30, 2015 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$10,954	$10,954	$—
Bonds, equity securities and other investments	6,084	—	6,084
Total assets measured at fair value	$17,038	$10,954	$6,084

As of June 30, 2014 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$11,061	$11,061	$—
Bonds, equity securities and other investments	4,102	—	4,102
Total assets measured at fair value	$15,163	$11,061	$4,102
 Concentration of Risk
The Company manages a variety of risks, including market, credit and liquidity risks, across its plan assets through its investment managers. The Company defines a concentration of risk as an undiversified exposure to one of the above-mentioned risks that increases the exposure of the loss of plan assets unnecessarily. The Company monitors exposure to such risks in the foreign plans by monitoring the magnitude of the risk in each plan and diversifying the Company’s exposure to such risks across a variety of instruments, markets and counterparties. As of June 30, 2015, the Company did not have concentrations of plan asset investment risk in any single entity, manager, counterparty, sector, industry or country.
NOTE 12 — INCOME TAXES
The components of income before income taxes are as follows:

	Year ended June 30,
(In thousands)	2015	2014	2013
Domestic income before income taxes	$157,251	$434,336	$420,862
Foreign income before income taxes	276,880	300,125	269,759
Total income before income taxes	$434,131	$734,461	$690,621
The provision for income taxes is comprised of the following:

(In thousands)	Year ended June 30,
	2015	2014	2013
Current:
Federal	$63,123	$98,937	$118,888
State	3,655	8,580	4,404
Foreign	25,438	27,867	25,112
	92,216	135,384	148,404
Deferred:
Federal	(22,390)	22,904	(2,552)
State	409	(334)	(1,036)
Foreign	(2,262)	(6,248)	2,656
	(24,243)	16,322	(932)
Provision for income taxes	$67,973	$151,706	$147,472
 For the fiscal year ended June 30, 2015, actual current tax liabilities were lower than reflected in the table above by $16.7 million primarily due to a benefit for a deduction related to employee stock activity, which was recorded as an increase to capital in excess of par value.

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
The significant components of deferred income tax assets and liabilities are as follows:

(In thousands)	As of June 30,
	2015	2014
Deferred tax assets:
Tax credits and net operating losses	$108,615	$95,492
Employee benefits accrual	99,472	97,308
Stock-based compensation	18,722	17,676
Capitalized R&D expenses	47	12,051
Inventory reserves	92,649	83,783
Non-deductible reserves	47,176	41,469
Depreciation and amortization	13,267	2,572
Unearned revenue	16,150	13,937
Other	28,784	29,483
Gross deferred tax assets	424,882	393,771
Valuation allowance	(91,350)	(76,328)
Net deferred tax assets	$333,532	$317,443
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries not permanently reinvested	$(12,775)	$(17,334)
Deferred profit	(7,372)	(16,358)
Unrealized gain on investments	(2,673)	(1,168)
Total deferred tax liabilities	(22,820)	(34,860)
Total net deferred tax assets	$310,712	$282,583
As of June 30, 2015, the Company had U.S. federal, state and foreign net operating loss (“NOL”) carry-forwards of approximately $25.7 million, $90.8 million and $50.2 million, respectively. The U.S. federal NOL carry-forwards will expire at various dates beginning in 2023 through 2027. The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, it is not expected that such annual limitation will significantly impair the realization of these NOLs. The state NOLs will begin to expire in 2017. State credits of $123.7 million will be carried over indefinitely. The foreign NOL carry-forwards will begin to expire in 2016.
The net deferred tax asset valuation allowance was $91.4 million and $76.3 million as of June 30, 2015 and June 30, 2014, respectively. The change was primarily due to an increase in the valuation allowance related to state credit carry-forwards generated in the fiscal year ended June 30, 2015. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. Of the valuation allowance as of June 30, 2015, $76.9 million relates to state credit carry-forwards. The remainder of the valuation allowance relates primarily to foreign NOL carry-forwards.
 As of June 30, 2015, U.S. income taxes were not provided for on a cumulative total of approximately $1.7 billion of undistributed earnings for certain non-U.S. subsidiaries. If these undistributed earnings were repatriated to the United States, they would generate foreign tax credits to reduce the federal tax liability associated with the foreign dividend. Assuming full utilization of the foreign tax credits, the potential deferred tax liability associated with undistributed earnings would be approximately $573.9 million.

KLA-Tencor benefits from tax holidays in Israel and Singapore where it manufactures certain of its products. These tax holidays are on approved investments and are scheduled to expire at varying times. One tax holiday expired this year and the remaining tax holidays will expire beginning in 2019 through 2021. The impact on the tax holiday that expired this year was approximately $3.1 million in tax savings for the fiscal year ended June 30, 2015. The Company was in compliance with all the terms and conditions of the tax holidays as of June 30, 2015. The net impact of these tax holidays was to decrease the Company’s tax expense by approximately $20.4 million, $25.8 million and $25.8 million in the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The benefits of the tax holidays on diluted net income per share were $0.13, $0.15 and $0.15 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.
The reconciliation of the United States federal statutory income tax rate to KLA-Tencor’s effective income tax rate is as follows:

	Year ended June 30,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.7%	0.7%	0.3%
Effect of foreign operations taxed at various rates	(15.3)%	(11.5)%	(9.6)%
Research and development tax credit	(3.7)%	(1.5)%	(3.1)%
Net change in tax reserves	1.5%	0.3%	1.7%
Domestic manufacturing benefit	(2.1)%	(1.4)%	(1.6)%
Effect of stock-based compensation	0.8%	0.4%	(0.3)%
Other	(1.2)%	(1.3)%	(1.0)%
Effective income tax rate	15.7%	20.7%	21.4%
A reconciliation of gross unrecognized tax benefits is as follows:

	Year ended June 30,
(In thousands)	2015	2014	2013
Unrecognized tax benefits at the beginning of the year	$59,575	$59,494	$50,839
Increases for tax positions taken in prior years	1,245	551	2,701
Decreases for tax positions taken in prior years	(7)	(764)	(905)
Increases for tax positions taken in current year	11,634	11,585	12,709
Decreases for settlements with taxing authorities	—	(3,601)	(3,907)
Decreases for lapsing of statutes of limitations	(3,429)	(7,690)	(1,943)
Unrecognized tax benefits at the end of the year	$69,018	$59,575	$59,494

The amount of unrecognized tax benefits that would impact the effective tax rate was $69.0 million, $59.6 million and $59.5 million as of June 30, 2015, 2014 and 2013 respectively. The amount of interest and penalties recognized during the years ended June 30, 2015, 2014, and 2013 was $1.2 million, $0.7 million, and $1.4 million, respectively. KLA-Tencor’s policy is to include interest and penalties related to unrecognized tax benefits within other expense (income), net. The amount of interest and penalties accrued as of June 30, 2015 and 2014 was approximately $7.9 million and $6.7 million, respectively.
The Company is subject to federal income tax examinations for all years beginning from the fiscal year ended June 30, 2011 and is under United States federal income tax examination for the fiscal year ended June 30, 2013. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2011. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2011. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from any future examinations of these years.
It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that it may recognize up to $27.3 million of its existing unrecognized tax benefits within the next 12 months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Year ended June 30,
(In thousands)	2015	2014
Receivables sold under factoring agreements	$137,285	$116,292
Proceeds from sales of LCs	$6,920	$8,323
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $9.1 million, $8.7 million and $9.2 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2016	$8,008
2017	5,818
2018	3,964
2019	1,815
2020	1,220
2021 and thereafter	556
Total minimum lease payments	$21,381
Purchase Commitments. KLA-Tencor maintains commitments to purchase inventory from its suppliers as well as goods and services in the ordinary course of business. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s estimate of its significant purchase commitments is approximately $298.7 million as of June 30, 2015 which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of June 30, 2015, the Company had committed $125.0 million to future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
Warranties, Guarantees and Contingencies. KLA-Tencor provides standard warranty coverage on its systems for 40 hours per week for 12 months, providing labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, the Company calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. The Company updates these estimated charges on a regular basis. The actual product performance and/or field expense profiles may differ, and in those cases the Company adjusts its warranty accruals accordingly.

The following table provides the changes in the product warranty accrual for the indicated periods:

	Year ended June 30,
(In thousands)	2015	2014
Beginning balance	$37,746	$42,603
Accruals for warranties issued during the period	39,368	45,540
Changes in liability related to pre-existing warranties	(572)	(8,462)
Settlements made during the period	(40,129)	(41,935)
Ending balance	$36,413	$37,746
The Company maintains guarantee arrangements available through various financial institutions for up to $22.5 million, of which $19.0 million had been issued as of June 30, 2015, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.
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
In addition, the Company may in limited circumstances enter into agreements that contain customer-specific commitments on pricing, tool reliability, spare parts stocking levels, response time and other commitments. Furthermore, the Company may give these customers limited audit or inspection rights to enable them to confirm that the Company is complying with these commitments. If a customer elects to exercise its audit or inspection rights, the Company may be required to expend significant resources to support the audit or inspection, as well as to defend or settle any dispute with a customer that could potentially arise out of such audit or inspection. To date, the Company has made no significant accruals in its consolidated financial statements for this contingency. While the Company has not in the past incurred significant expenses for resolving disputes regarding these types of commitments, the Company cannot make any assurance that it will not incur any such liabilities in the future.
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

NOTE 14 — LITIGATION AND OTHER LEGAL MATTERS
The Company is named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of its business. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In general, legal proceedings and claims, regardless of their merit, and associated internal investigations (especially those relating to intellectual property or confidential information disputes) are often expensive to prosecute, defend or conduct and may divert management’s attention and other company resources. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. The Company believes the amounts provided in its consolidated financial statements are adequate in light of the probable and estimated liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable, and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s consolidated financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows.
NOTE 15 — RESTRUCTURING CHARGES
The Company has in recent years undertaken a number of cost reduction activities, including workforce reductions, in an effort to lower its ongoing expense run rate. The program in the United States is accounted for in accordance with the authoritative guidance related to compensation for non-retirement post-employment benefits, whereas the programs in the Company’s international locations are accounted for in accordance with the authoritative guidance for contingencies.
In April 2015, we announced a plan to reduce our global employee workforce to streamline our organization and business processes in response to changing customer requirement in our industry. The goals of this reduction are to enable continued innovation, direct our resources toward our best opportunities and lower our ongoing expense run rate. During the fiscal year ended June 30, 2015, we recorded a $31.6 million net restructuring charge, of which $8.0 million was recorded to costs of revenues, $11.1 million to engineering, research and development expense and $12.5 million to selling, general and administrative expense. Net restructuring charge amounting to $22.4 million was recorded during the fourth quarter of fiscal year ended June 30, 2015, substantial majority of which is related to our global workforce reduction plan.
The following table shows the activity primarily related to accrual for severance and benefits for the fiscal years ended June 30, 2015 and 2014:

	Year ended June 30,
(In thousands)	2015	2014
Beginning balance	$2,329	$3,947
Restructuring costs	31,569	6,662
Adjustments	1,177	(459)
Cash payments	(10,188)	(7,821)
Ending balance	$24,887	$2,329
The accrual for severance and benefits as of June 30, 2015 is expected to be paid out by the end of our fiscal quarter ending December 31, 2015.
The Company expects to incur additional charges, including additional severance costs and other related costs, in connection with the completion of its global workforce reduction during the first two quarters of fiscal year 2016.

NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The authoritative guidance requires companies to recognize all derivative instruments and hedging activities, including foreign currency exchange contracts, as either assets or liabilities at fair value on the balance sheet. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are recognized in other expense (income), net in the consolidated statements of operations. In accordance with the guidance, the Company designates foreign currency forward exchange and option contracts as cash flow hedges of certain forecasted foreign currency denominated sales and purchase transactions.
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
For derivative instruments that are not designated as accounting hedges, gains and losses are recognized in other expense (income), net. The Company uses foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities. The gains and losses on these derivatives are largely offset by the changes in the fair value of the assets or liabilities being hedged.
In October 2014, in anticipation of the issuance of the Senior Notes, the Company entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Company designated each of the Rate Lock Agreements as a qualifying hedging instrument and accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and the Company recorded the fair value of a $7.5 million receivable as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. For the fiscal year ended June 30, 2015, the Company recognized $0.5 million for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. The Company did not record any ineffectiveness for the fiscal year ended June 30, 2015. The cash proceeds of $7.5 million from the settlement of the Rate Lock Agreements were included in the cash flows from operating activities in the consolidated statements of cash flows for the fiscal year ended June 30, 2015 because the designated hedged item was classified as interest expense in the cash flows from operating activities in the consolidated statements of cash flows.
In addition, in November 2014, the Company entered into a non-designated forward contract to lock the treasury rate used to determine the redemption amount of the 2018 Senior Notes that occurred during the three months ended December 31, 2014. The objective of the forward contract was to hedge the risk associated with the variability of the redemption amount due to changes in interest rates through the redemption of the existing 2018 Senior Notes. The forward contract had a notional amount of $750 million. The forward contract was terminated in December 2014 and the resulting fair value of $1.2 million receivable was included in the loss on extinguishment of debt and other, net line in the consolidated statements of operations, partially offsetting the loss on redemption of the debt during the three months December 31, 2014. The cash proceeds from the forward contract were included in the cash flows from financing activities in the consolidated statements of cash flows for the fiscal year ended June 30, 2015, partially offsetting the cash outflows for the redemption of the 2018 Senior Notes.

Derivatives in Cash Flow Hedging Relationships: Foreign Exchange and Interest Rate Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the consolidated financial statements for the indicated periods were as follows:

(In thousands)	Location in Financial Statements	Year ended June 30,
		2015	2014
Derivatives Designated as Hedging Instruments
Gains in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$13,745	$1,641
Gains reclassified from accumulated OCI into income (effective portion):	Revenues	$7,615	$3,851
	Costs of revenues	(1,503)	294
	Interest expense	503	—
	Net gains reclassified from accumulated OCI into income (effective portion)	$6,615	$4,145
Gains recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other expense (income), net	$243	$18
Derivatives Not Designated as Hedging Instruments
Gains recognized in income	Other expense (income), net	$13,976	$2,856
	Loss on extinguishment of debt and other, net	$1,180	$—
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of 16 months, as of the dates indicated below was as follows:

(In thousands)	As of June 30, 2015	As of June 30, 2014
Cash flow hedge contracts
Purchase	$32,775	$6,066
Sell	$88,800	$33,999
Other foreign currency hedge contracts
Purchase	$64,012	$108,901
Sell	$123,091	$106,322

The locations and fair value amounts of the Company’s derivative instruments reported in its Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2015	As of June 30, 2014	Balance Sheet Location	As of June 30, 2015	As of June 30, 2014
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,722	$120	Other current liabilities	$1,920	$100
Total derivatives designated as hedging instruments		1,722	120		1,920	100
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	1,342	546	Other current liabilities	1,186	798
Total derivatives not designated as hedging instruments		1,342	546		1,186	798
Total derivatives		$3,064	$666		$3,106	$898
The following table provides the balances and changes in accumulated OCI, before taxes, related to derivative instruments for the indicated periods:

	Year ended June 30,
(In thousands)	2015	2014
Beginning balance	$(20)	$2,484
Amount reclassified to income	(6,615)	(4,145)
Net change in unrealized gains or losses	13,745	1,641
Ending balance	$7,110	$(20)
Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Consolidated Balance Sheets. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of June 30, 2015 and 2014, information related to the offsetting arrangements was as follows (in thousands):

As of June 30, 2015				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$3,064	$—	$3,064	$(2,809)	$—	$255
Derivatives - Liabilities	$(3,106)	$—	$(3,106)	$2,809	$—	$(297)

As of June 30, 2014				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$666	$—	$666	$(423)	$—	$243
Derivatives - Liabilities	$(898)	$—	$(898)	$423	$—	$(475)

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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

(Dollar amounts in thousands)	Year ended June 30,
	2015		2014		2013
Revenues:
North America	$815,914	29%	$705,159	24%	$846,125	30%
Taiwan	691,482	25%	741,470	25%	936,445	33%
Japan	426,963	15%	334,653	11%	310,204	11%
Europe & Israel	194,670	7%	306,779	11%	211,121	7%
Korea	405,320	14%	371,139	13%	292,724	10%
Rest of Asia	279,700	10%	470,208	16%	246,162	9%
Total	$2,814,049	100%	$2,929,408	100%	$2,842,781	100%
The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

(Dollar amounts in thousands)	Year ended June 30,
	2015		2014		2013
Revenues:
Defect inspection	$1,541,422	55%	$1,685,114	58%	$1,594,128	56%
Metrology	492,175	18%	532,002	18%	540,835	19%
Service	688,653	24%	642,971	22%	595,634	21%
Other	91,799	3%	69,321	2%	112,184	4%
Total	$2,814,049	100%	$2,929,408	100%	$2,842,781	100%

In the fiscal year ended June 30, 2015, three customers accounted for approximately 15%, 12% and 11% of total revenues. In the fiscal year ended June 30, 2014, three customers accounted for approximately 18%, 14% and 11% of total revenues. In the fiscal year ended June 30, 2013, two customers accounted for approximately 23% and 13% of total revenues.

Long-lived assets by geographic region as of the dates indicated below were as follows:

	As of June 30,
(In thousands)	2015	2014
Long-lived assets:
United States	$207,779	$219,280
Europe	16,536	19,527
Singapore	45,444	48,938
Israel	33,841	33,388
Rest of Asia	10,991	9,130
Total	$314,591	$330,263
NOTE 18 — RELATED PARTY TRANSACTIONS
During the fiscal years ended June 30, 2015, 2014 and 2013, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or board member, including Avago Technologies Ltd., Cisco Systems, Inc., Citrix System, Inc., Freescale Semiconductor, Inc., JDS Uniphase Corporation, NetApp, Inc. and SAP AG. The following table provides the transactions with these parties for the indicated periods (for the portion of the period during which they were considered related):

	Year ended June 30,
(In thousands)	2015	2014	2013
Total revenues	$1,856	$2,701	$6,854
Total purchases	$1,098	$2,622	$4,460
 The Company had a receivable balance from these parties of $0.1 million and $1.8 million as of June 30, 2015 and 2014, respectively. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
NOTE 19 — SUBSEQUENT EVENTS
On July 14, 2015, the Company announced that its Board of Directors had authorized a further increase in the level of the Company’s quarterly cash dividend from $0.50 to $0.52 per share. On August 6, 2015, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.52 per share to be paid on September 1, 2015 to stockholders of record as of the close of business on August 17, 2015.

NOTE 20 — QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended June 30, 2015 and 2014.

(In thousands, except per share data)	First quarter ended September 30, 2014	Second quarter ended December 31, 2014	Third quarter ended March 31, 2015	Fourth quarter ended June 30, 2015
Total revenues	$642,901	$676,357	$738,459	$756,332
Gross margin	$354,434	$393,144	$418,177	$433,065
Net income	$72,233	$20,268	$131,638	$142,019
Net income per share:
Basic(1)	$0.44	$0.12	$0.81	$0.90
Diluted(1)	$0.43	$0.12	$0.81	$0.89

(In thousands, except per share data)	First quarter ended September 30, 2013	Second quarter ended December 31, 2013	Third quarter ended March 31, 2014	Fourth quarter ended June 30, 2014
Total revenues	$658,337	$705,129	$831,599	$734,343
Gross margin	$380,680	$419,315	$488,773	$407,678
Net income	$111,197	$139,246	$203,581	$128,731
Net income per share:
Basic(1)	$0.67	$0.84	$1.22	$0.78
Diluted(1)	$0.66	$0.83	$1.21	$0.77
 __________________

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted-average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

The Company’s net income decreased to $20.3 million in the three months ended December 31, 2014, primarily as a result of a pre-tax net loss of $131.7 million pertaining to the net loss on extinguishment of debt and certain one-time expenses of $2.5 million associated with the leverage recapitalization.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders of KLA-Tencor Corporation
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of KLA-Tencor Corporation and its subsidiaries at June 30, 2015 and June 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
August 7, 2015

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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2015.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
For the information required by this Item, see “Proposal Two: Ratification of Appointment of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm for the Fiscal Year Ending June 30, 2016” in the Proxy Statement, which is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts	112
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

KLA-Tencor Corporation

August 7, 2015	By:	/S/ RICHARD P. WALLACE
(Date)		Richard P. Wallace
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD P. WALLACE	President, Chief Executive Officer and Director (principal executive officer)	August 7, 2015
Richard P. Wallace

/s/ BREN D. HIGGINS	Executive Vice President and Chief Financial Officer (principal financial officer)	August 7, 2015
Bren D. Higgins

/s/ VIRENDRA A. KIRLOSKAR	Senior Vice President and Chief Accounting Officer (principal accounting officer)	August 7, 2015
Virendra A. Kirloskar

/s/ EDWARD W. BARNHOLT	Chairman of the Board and Director	August 7, 2015
Edward W. Barnholt

/s/ ROBERT T. BOND	Director	August 7, 2015
Robert T. Bond

/s/ ROBERT M. CALDERONI	Director	August 7, 2015
Robert M. Calderoni

/s/ JOHN T. DICKSON	Director	August 7, 2015
John T. Dickson

/s/ EMIKO HIGASHI	Director	August 7, 2015
Emiko Higashi

/s/ KEVIN J. KENNEDY	Director	August 7, 2015
Kevin J. Kennedy

/s/ GARY B. MOORE	Director	August 7, 2015
Gary B. Moore

/s/ KIRAN M. PATEL	Director	August 7, 2015
Kiran M. Patel

/s/ ROBERT A. RANGO	Director	August 7, 2015
Robert A. Rango

/s/ DAVID C. WANG	Director	August 7, 2015
David C. Wang

SCHEDULE II
Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Expense	Deductions/ Adjustments	Balance at End of Period
Fiscal Year Ended June 30, 2013:
Allowance for Doubtful Accounts	$22,327	$—	$(192)	$22,135
Allowance for Deferred Tax Assets	$40,479	$—	$16,618	$57,097
Fiscal Year Ended June 30, 2014:
Allowance for Doubtful Accounts	$22,135	$—	$(308)	$21,827
Allowance for Deferred Tax Assets	$57,097	$—	$19,231	$76,328
Fiscal Year Ended June 30, 2015:
Allowance for Doubtful Accounts	$21,827	$—	$(164)	$21,663
Allowance for Deferred Tax Assets	$76,328	$—	$15,022	$91,350

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 8, 2012	8-K	No. 000-09992	3.1	November 13, 2012
3.4	Amended and Restated Bylaws of the Company effective as of May 7, 2015	8-K	No. 000-09992	3.1	May 8, 2015
4.1	Indenture dated November 6, 2014 between KLA-Tencor Corporation and Wells Fargo Bank, National Association, as trustee	8-K	No. 000-09992	4.1	November 7, 2014
4.2	Form of Officer’s Certificate setting forth the terms of the Notes (with form of Notes attached)	8-K	No. 000-09992	4.2	November 7, 2014
10.1	1998 Outside Director Option Plan*	S-8	No. 333-68423	10.1	December 4, 1998
10.2	Form of Option Agreement under 1998 Outside Director Option Plan*	8-K	No. 000-09992	10.1	October 18, 2004
10.3	2004 Equity Incentive Plan (as amended and restated)*	8-K	No. 000-09992	10.46	October 8, 2009
10.4	2004 Equity Incentive Plan (as amended and restated (as of November 6, 2013))*	DEF14A	No. 000-09992	App. A	September 26, 2013
10.5	2004 Equity Incentive Plan (as amended and restated (as of August 7, 2014))*	8-K	No. 000-09992	10.45	August 12, 2014
10.6	Rules of the Company’s 2004 Equity Incentive Plan for the Grant of Restricted Stock Units to Participants in France*	10-Q	No. 000-09992	10.50	January 30, 2009
10.7	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006
10.8	Option Grant Notification Form*	8-K	No. 000-09992	10.1	September 29, 2005
10.9	Form of Restricted Stock Unit Award Notification (Performance-Vesting)*	8-K	No. 000-09992	10.19	September 20, 2006
10.10	Form of Restricted Stock Unit Award Notification (Performance-Vesting) (approved August 2012)*	8-K	No. 000-09992	10.2	August 2, 2012
10.11	Form of Restricted Stock Unit Award Notification (Performance-Vesting) (approved August 2014)*	8-K	No. 000-09992	10.49	August 12, 2014
10.12	Form of Restricted Stock Unit Award Notification (Service-Vesting)*	10-K	No. 000-09992	10.17	August 7, 2008
10.13	Form of Restricted Stock Unit Award Notification (Service-Vesting) (approved August 2012)*	8-K	No. 000-09992	10.1	August 2, 2012
10.14	Form of Restricted Stock Unit Award Notification (Service-Vesting; 25% Annual Vesting) (approved August 2014)*	8-K	No. 000-09992	10.50	August 12, 2014
10.15	Form of Restricted Stock Unit Award Notification (Service-Vesting; 50% Vesting Year Two, 50% Vesting Year Four) (approved August 2014)*	8-K	No. 000-09992	10.51	August 12, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.16	Form of Restricted Stock Unit Award Notification (France) (approved August 2014)*	8-K	No. 000-09992	10.52	August 12, 2014
10.17	Form of Restricted Stock Unit Agreement*	8-K	No. 000-09992	10.20	September 20, 2006
10.18	Form of Restricted Stock Unit Agreement for U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.44	January 30, 2009
10.19	Form of Restricted Stock Unit Agreement for U.S. Employees (with Dividend Equivalents) (approved August 2014)*	8-K	No. 000-09992	10.46	August 12, 2014
10.20	Form of Restricted Stock Unit Agreement for French Participants (approved December 2008)*	10-Q	No. 000-09992	10.45	January 30, 2009
10.21	Form of Restricted Stock Unit Agreement for French Participants (with Dividend Equivalents) (approved August 2014)*	8-K	No. 000-09992	10.47	August 12, 2014
10.22	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.46	January 30, 2009
10.23	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (with Dividend Equivalents) (approved August 2014)*	8-K	No. 000-09992	10.48	August 12, 2014
10.24	Amended and Restated 1997 Employee Stock Purchase Plan (as amended February 11, 2011)*	10-Q	No. 000-09992	10.47	April 29, 2011
10.25	Amended and Restated 1997 Employee Stock Purchase Plan (as amended February 7, 2013)*	10-Q	No. 000-09992	10.46	April 26, 2013
10.26	Amended and Restated 1997 Employee Stock Purchase Plan (as amended May 8, 2014)*	10-K	No. 000-09992	10.21	August 8, 2014
10.27	Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(1)	(1)	(1)	(1)
10.28	Amendment No. 1 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(2)	(2)	(2)	(2)
10.29	Amendment No. 2 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(3)	(3)	(3)	(3)
10.30	Amendment No. 3 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(4)	(4)	(4)	(4)
10.31	Amendment No. 4 to Therma-Wave, Inc.’s 2000 Equity Incentive Plan*	(5)	(5)	(5)	(5)
10.32	Form of Indemnification Agreement for Directors and Executive Officers*	10-K	No. 000-09992	10.3	September 29, 1997
10.33	KLA-Tencor Corporation Performance Bonus Plan*	DEF 14A	No. 000-09992	App. B	September 26, 2013
10.34	Fiscal Year 2013 Executive Incentive Plan*+	10-Q	No. 000-09992	10.41	October 26, 2012
10.35	Fiscal Year 2014 Executive Incentive Plan*+	10-Q	No. 000-09992	10.44	October 25, 2013
10.36	Fiscal Year 2015 Executive Incentive Plan*+	10-Q	No. 000-09992	10.53	October 24, 2014
10.37	Executive Deferred Savings Plan (as amended and restated effective November 7, 2012)*	10-Q	No. 000-09992	10.42	January 25, 2013
10.38	Executive Severance Plan (as amended and restated November 8, 2012)*	10-Q	No. 000-09992	10.43	January 25, 2013
10.39	2010 Executive Severance Plan (as amended and restated November 7, 2012)*	10-Q	No. 000-09992	10.44	January 25, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.40	Letter Agreement by and between the Company and Brian M. Martin*	10-Q	No. 000-09992	10.28	May 7, 2007
10.41	Letter Agreement by and between the Company and Mark Dentinger*	10-Q	No. 000-09992	10.43	October 31, 2008
10.42	Letter Agreement between the Company and Mark Dentinger*	10-Q	No. 000-09992	10.43	October 25, 2013
10.43	Credit Agreement dated November 14, 2014 among KLA-Tencor Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	No. 000-09992	10.54	November 17, 2014
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract, plan or arrangement.

+	Confidential treatment has been requested as to a portion of this exhibit.

(1)	Incorporated by reference to Exhibit 10.22 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Commission File No. 000-26911).

(2)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Registration Statement on Form S-8, filed February 22, 2002 (Commission File No. 333-83282).

(3)	Incorporated by reference to Exhibit 99.1 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).

(4)	Incorporated by reference to Exhibit 99.2 to Therma-Wave, Inc.’s Current Report on Form 8-K, filed August 27, 2004 (Commission File No. 000-26911).

(5)	Incorporated by reference to Exhibit 10.21 to Therma-Wave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005 (Commission File No. 000-26911).