Form 10-Q
period 2015-09-30
KLA TENCOR CORP
filed 2015-10-22
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of October 9, 2015, there were 155,945,694 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$763,697	$838,025
Marketable securities	1,505,750	1,549,086
Accounts receivable, net	460,813	585,494
Inventories	650,496	617,904
Deferred income taxes	231,982	236,253
Other current assets	62,680	77,814
Total current assets	3,675,418	3,904,576
Land, property and equipment, net	302,868	314,591
Goodwill	335,218	335,263
Purchased intangibles, net	8,242	11,895
Other non-current assets	249,577	259,687
Total assets	$4,571,323	$4,826,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,363	$103,342
Deferred system profit	134,188	148,691
Unearned revenue	63,700	71,335
Current portion of long-term debt	—	16,981
Other current liabilities	609,990	661,414
Total current liabilities	915,241	1,001,763
Non-current liabilities:
Long-term debt	3,151,046	3,173,435
Unearned revenue	44,970	47,145
Other non-current liabilities	165,625	182,230
Total liabilities	4,276,882	4,404,573
Commitments and contingencies (Note 11 and Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	385,633	474,374
Accumulated deficit	(45,055)	(12,362)
Accumulated other comprehensive income (loss)	(46,137)	(40,573)
Total stockholders’ equity	294,441	421,439
Total liabilities and stockholders’ equity	$4,571,323	$4,826,012

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
(In thousands, except per share amounts)	2015	2014
Revenues:
Product	$460,739	$476,598
Service	181,905	166,303
Total revenues	642,644	642,901
Costs and expenses:
Costs of revenues	270,244	288,467
Engineering, research and development	119,943	143,637
Selling, general and administrative	91,663	101,644
Interest expense	30,564	13,521
Other expense (income), net	(4,069)	(3,375)
Income before income taxes	134,299	99,007
Provision for income taxes	29,402	26,774
Net income	$104,897	$72,233
Net income per share:
Basic	$0.67	$0.44
Diluted	$0.66	$0.43
Cash dividends declared per share	$0.52	$0.50
Weighted-average number of shares:
Basic	156,820	164,845
Diluted	157,984	166,580

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	September 30,
(In thousands)	2015	2014
Net income	$104,897	$72,233
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	(6,124)	(7,736)
Change in income tax benefit or expense	1,384	2,872
Net change related to currency translation adjustments	(4,740)	(4,864)
Cash flow hedges:
Change in net unrealized gains or losses	(1,861)	2,033
Reclassification adjustments for net gains or losses included in net income	(402)	(228)
Change in income tax benefit or expense	814	(650)
Net change related to cash flow hedges	(1,449)	1,155
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	230	733
Available-for-sale securities:
Change in net unrealized gains or losses	481	(2,735)
Reclassification adjustments for gains or losses included in net income	(17)	(1,635)
Change in income tax benefit or expense	(69)	1,415
Net change related to available-for-sale securities	395	(2,955)
Other comprehensive income (loss)	(5,564)	(5,931)
Total comprehensive income	$99,333	$66,302

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended September 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$104,897	$72,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,735	21,159
Non-cash stock-based compensation expense	12,248	15,483
Excess tax benefit from equity awards	(10,159)	(14,223)
Net gain on sales of marketable securities and other investments	(1,233)	(1,635)
Changes in assets and liabilities:
Decrease in accounts receivable, net	124,925	39,261
Increase in inventories	(31,243)	(23,445)
Decrease (increase) in other assets	34,381	(2,732)
Increase in accounts payable	4,158	5,276
Decrease in deferred system profit	(14,504)	(59,122)
Decrease in other liabilities	(49,423)	(17,329)
Net cash provided by operating activities	193,782	34,926
Cash flows from investing activities:
Capital expenditures, net	(7,341)	(13,445)
Purchases of available-for-sale securities	(343,358)	(624,860)
Proceeds from sale of available-for-sale securities	200,353	732,337
Proceeds from maturity of available-for-sale securities	184,973	135,097
Purchases of trading securities	(18,267)	(22,567)
Proceeds from sale of trading securities	15,540	18,986
Net cash provided by investing activities	31,900	225,548
Cash flows from financing activities:
Repayment of debt	(40,000)	—
Issuance of common stock	—	4,677
Tax withholding payments related to vested and released restricted stock units	(21,526)	(27,168)
Common stock repurchases	(142,592)	(124,839)
Payment of dividends to stockholders	(101,674)	(82,413)
Excess tax benefit from equity awards	10,159	14,223
Net cash used in financing activities	(295,633)	(215,520)
Effect of exchange rate changes on cash and cash equivalents	(4,377)	(6,132)
Net increase (decrease) in cash and cash equivalents	(74,328)	38,822
Cash and cash equivalents at beginning of period	838,025	630,861
Cash and cash equivalents at end of period	$763,697	$669,683
Supplemental cash flow disclosures:
Income taxes paid, net	$7,844	$20,361
Interest paid	$3,149	$136
Non-cash activities:
Purchase of land, property and equipment - investing activities	$1,490	$3,571
Unsettled common stock repurchase - financing activities	$9,610	$5,844
Dividends payable - financing activities	$20,892	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. The condensed consolidated financial statements have been prepared by KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on August 7, 2015.
The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2016.
Certain reclassifications have been made to the prior year’s Condensed Consolidated Balance Sheet and notes to conform to the current year presentation. The reclassifications had no effect on the prior year’s Condensed Consolidated Statements of Operations, Comprehensive Income and Cash Flows.
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

Recent Accounting Pronouncements.
Updates Not Yet Effective
In May 2014, the FASB issued an accounting standard update regarding revenue from customer contracts to transfer goods and services or non-financial assets unless the contracts are covered by other standards (for example, insurance or lease contracts). Under the new guidance, an entity should recognize revenue in connection with the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The updates are effective for the Company beginning in the first quarter of the fiscal year ending June 30, 2018. In August 2015, the FASB deferred the effective date of the update by one year, with early adoption on the original effective date permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
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
The Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of September 30, 2015, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. As of September 30, 2015, the types of instruments valued based on quoted market prices in active markets included money market funds, U.S. Treasury securities, certain sovereign securities and certain U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
As of September 30, 2015, the types of instruments valued based on other observable inputs included corporate debt securities, municipal securities and sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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
Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of September 30, 2015 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
U.S. Government agency securities	$19,824	$19,824	$—
Corporate debt securities	9,997	—	9,997
Money market and other	512,891	512,891	—
Marketable securities:
U.S. Treasury securities	254,526	254,526	—
U.S. Government agency securities	460,329	460,329	—
Municipal securities	11,681	—	11,681
Corporate debt securities	730,162	—	730,162
Sovereign securities	42,103	8,962	33,141
Total cash equivalents and marketable securities(1)	2,041,513	1,256,532	784,981
Other current assets:
Derivative assets	1,182	—	1,182
Other non-current assets:
Executive Deferred Savings Plan	157,904	88,448	69,456
Total financial assets(1)	$2,200,599	$1,344,980	$855,619
Liabilities
Other current liabilities:
Derivative liabilities	$(5,512)	$—	$(5,512)
Total financial liabilities	$(5,512)	$—	$(5,512)
________________
(1) Excludes cash of $196.8 million held in operating accounts and time deposits of $31.1 million as of September 30, 2015.

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
________________
(1) Excludes cash of $183.1 million held in operating accounts and time deposits of $29.9 million as of June 30, 2015.
There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three months ended September 30, 2015. The Company did not have significant assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of September 30, 2015 or June 30, 2015.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS
Balance Sheet Components

(In thousands)	As of September 30, 2015	As of June 30, 2015
Accounts receivable, net:
Accounts receivable, gross	$482,497	$607,157
Allowance for doubtful accounts	(21,684)	(21,663)
	$460,813	$585,494
Inventories:
Customer service parts	$212,945	$209,726
Raw materials	221,393	194,218
Work-in-process	163,909	156,820
Finished goods	52,249	57,140
	$650,496	$617,904
Other current assets:
Prepaid expenses	$36,273	$37,006
Income tax related receivables	14,878	32,850
Other current assets	11,529	7,958
	$62,680	$77,814
Land, property and equipment, net:
Land	$40,388	$40,397
Buildings and leasehold improvements	316,486	316,566
Machinery and equipment	510,727	510,642
Office furniture and fixtures	21,505	21,411
Construction-in-process	4,927	3,152
	894,033	892,168
Less: accumulated depreciation and amortization	(591,165)	(577,577)
	$302,868	$314,591
Other non-current assets:
Executive Deferred Savings Plan(1)	$157,904	$165,655
Deferred tax assets – long-term	76,470	78,648
Other non-current assets	15,203	15,384
	$249,577	$259,687
Other current liabilities:
Warranty	$35,892	$36,413
Executive Deferred Savings Plan(1)	160,437	167,886
Compensation and benefits	162,445	196,682
Income taxes payable	16,400	15,582
Interest payable	46,207	19,395
Customer credits and advances	93,947	93,212
Other accrued expenses	94,662	132,244
	$609,990	$661,414
Other non-current liabilities:
Pension liabilities	$55,481	$55,696
Income taxes payable	62,892	69,018
Other non-current liabilities	47,252	57,516
	$165,625	$182,230

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan”) under which certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. The Company invests these funds in certain mutual funds and such investments are classified as trading securities on the condensed consolidated balance sheets. Distributions from the Executive Deferred Savings Plan commence following a participant’s retirement or termination of employment or on a specified date allowed per the Executive Deferred Savings Plan provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. Participants can generally elect the distributions to be paid in lump sum or quarterly cash payments over a scheduled period for up to 15 years and are allowed to make subsequent changes to their existing elections as permissible under the Executive Deferred Savings Plan provisions. Changes in the Executive Deferred Savings Plan liability is recorded in selling, general and administrative expense in the condensed consolidated statements of operations. The changes in the liability included in selling, general and administrative expense were $10.2 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively. Changes in the Executive Deferred Savings Plan assets are recorded as gains (losses), net in selling, general and administrative expense in the condensed consolidated statements of operations. The amount of gains (losses), net included in selling, general and administrative expense were ($10.0) million and ($1.9) million for the three months ended September 30, 2015 and 2014, respectively.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of September 30, 2015	$(34,665)	$1,129	$3,104	$(15,705)	$(46,137)

Balance as of June 30, 2015	$(29,925)	$734	$4,553	$(15,935)	$(40,573)
The effects on net income of amounts reclassified from accumulated OCI to the Condensed Consolidated Statement of Operations for the indicated period were as follows (in thousands):

	Location in the Condensed Consolidated	Three months ended September 30,
Accumulated OCI Components	Statements of Operations	2015	2014
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$685	$269
	Costs of revenues	(472)	(41)
	Interest expense	189	—
	Net gains reclassified from accumulated OCI	$402	$228

Unrealized gains on available-for-sale securities	Other expense (income), net	$17	$1,635
The amounts reclassified out of accumulated OCI related to the Company’s defined pension plans, which were recognized as a component of net periodic cost for the three months ended September 30, 2015 and 2014 were $0.3 million and $0.8 million, respectively. For additional details, refer to Note 11, “Employee Benefit Plans” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of September 30, 2015 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$253,781	$746	$(1)	$254,526
U.S. Government agency securities	479,544	664	(55)	480,153
Municipal securities	11,672	9	—	11,681
Corporate debt securities	740,063	681	(585)	740,159
Money market and other	512,891	—	—	512,891
Sovereign securities	42,087	26	(10)	42,103
Subtotal	2,040,038	2,126	(651)	2,041,513
Add: Time deposits(1)	31,095	—	—	31,095
Less: Cash equivalents	566,858	—	—	566,858
Marketable securities	$1,504,275	$2,126	$(651)	$1,505,750

As of June 30, 2015 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$274,965	$605	$(15)	$275,555
U.S. Government agency securities	571,843	551	(126)	572,268
Municipal securities	31,819	7	(10)	31,816
Corporate debt securities	625,965	511	(515)	625,961
Money market and other	611,385	—	—	611,385
Sovereign securities	57,091	33	(31)	57,093
Subtotal	2,173,068	1,707	(697)	2,174,078
Add: Time deposits(1)	29,941	—	—	29,941
Less: Cash equivalents	654,933	—	—	654,933
Marketable securities	$1,548,076	$1,707	$(697)	$1,549,086
________________

(1)	Time deposits excluded from fair value measurements.
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

As of September 30, 2015 (In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$10,412	$(1)
U.S. Government agency securities	55,314	(55)
Municipal securities	2,655	—
Corporate debt securities	345,648	(585)
Sovereign securities	22,718	(10)
Total	$436,747	$(651)
__________________

(1)	As of September 30, 2015, the amount of total gross unrealized losses related to investments that had been in a continuous loss position for 12 months or more was immaterial.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company’s Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of September 30, 2015 (In thousands)	Amortized Cost	Fair Value
Due within one year	$451,698	$451,986
Due after one year through three years	1,052,577	1,053,764
	$1,504,275	$1,505,750
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains on available-for-sale securities for the three months ended September 30, 2015 was immaterial and for the three months ended September 30, 2014 was $1.7 million. Realized losses on available-for-sale securities for the three months ended September 30, 2015 and 2014 were immaterial.
NOTE 5 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in prior business combinations.
The Company has made certain organizational changes and consolidated its product divisions effective in the first quarter of fiscal year 2016, in response to changing customer requirements in the industry. As required by the authoritative guidance, when an entity reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill is reassigned to the affected reporting units using a relative fair value allocation approach. The fair value of each reporting unit is compared to the fair value of the business immediately prior to the reorganization. The fair value for the Company’s reporting units was determined using a weighted combination of market-based and income-based approach. The Company has four reporting units as of September 30, 2015: Wafer Inspection, Patterning, Global Service and Support, and Others. The goodwill balance by reporting units as of September 30, 2015 were as follows:

(In thousands)	Wafer Inspection		Patterning		Others		Total
Balance as of June 30, 2015	$332,783	(1)	$2,480	(2)	$—		$335,263
Goodwill allocation	(51,671)	(3)	50,775	(3)	896	(3)	—
Goodwill adjustment	(45)		—		—		(45)
Balance as of September 30, 2015	$281,067		$53,255		$896		$335,218
__________________

(1)
The balance as of June 30, 2015, reflects goodwill for the Defect Inspection reporting unit under the old reporting structure which was renamed as Wafer Inspection under the new reporting structure after certain components were allocated out.

(2)
The balance as of June 30, 2015, reflects goodwill for the Metrology reporting unit under the old reporting structure which was renamed as Patterning under the new reporting structure after certain components were allocated in.

(3)	The reorganization resulted in certain goodwill balances to be reallocated as noted above.
The changes in the gross goodwill balance during the three months ended September 30, 2015 resulted from foreign currency translation adjustments.

The Company performed a qualitative assessment of the goodwill by reporting unit during the three months ended December 31, 2014 and as of September 30, 2015 as a result of the organizational change and the reallocation of goodwill as discussed above. The Company concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of key factors including change in industry and competitive environment, market capitalization, stock price, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities. As such, it was not necessary to perform the two-step quantitative goodwill impairment test at that time. In addition, we assessed for any impairment indicators during the three months ended September 30, 2015 as a result of the change in reporting units as discussed above and concluded no potential impairment indicators exist requiring further analysis. Other than that, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the second quarter of the fiscal year ended June 30, 2015. The next annual assessment of the goodwill by reporting unit will be performed in the second quarter of the fiscal year ending June 30, 2016.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of September 30, 2015			As of June 30, 2015
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$141,659	$136,660	$4,999	$141,659	$134,664	$6,995
Patents	6-13 years	57,648	57,648	—	57,648	56,998	650
Trade name/Trademark	4-10 years	19,893	19,260	633	19,893	18,899	994
Customer relationships	6-7 years	54,980	52,370	2,610	54,980	51,724	3,256
Total		$274,180	$265,938	$8,242	$274,180	$262,285	$11,895
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
For the three months ended September 30, 2015 and 2014, amortization expense for intangible assets was $3.7 million and $4.1 million, respectively. Based on the intangible assets recorded as of September 30, 2015, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2016 (remaining 9 months)	$3,911
2017	2,806
2018	1,525
Total	$8,242

NOTE 6 – DEBT
The following table summarizes the debt of the Company as of September 30, 2015 and June 30, 2015:

	As of September 30, 2015		As of June 30, 2015
	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
Fixed-rate 2.375% Senior notes due on November 1, 2017	$250,000	2.396%	$250,000	2.396%
Fixed-rate 3.375% Senior notes due on November 1, 2019	250,000	3.377%	250,000	3.377%
Fixed-rate 4.125% Senior notes due on November 1, 2021	500,000	4.128%	500,000	4.128%
Fixed-rate 4.650% Senior notes due on November 1, 2024(1)	1,250,000	4.682%	1,250,000	4.682%
Fixed-rate 5.650% Senior notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Term loans	671,250		711,250
Total debt	3,171,250		3,211,250
Unamortized discount	(3,621)		(3,723)
Unamortized debt issuance costs	(16,583)		(17,111)
Total debt	$3,151,046		$3,190,416

Reported as:
Current portion of long-term debt	$—		$16,981
Long-term debt	3,151,046		3,173,435
Total debt	$3,151,046		$3,190,416
__________________

(1)
The effective interest rate disclosed above for this series of Senior Notes excludes the impact of the treasury rate lock hedge discussed below. The effective interest rate including the impact of the treasury rate lock hedge was 4.626%.

As of September 30, 2015, future principal payments for the long-term debt are summarized as follows. For fiscal year ending 2016, there are no scheduled payments since the Company made $50.6 million of principal prepayments on the term loans as of September 30, 2015.

Fiscal year ending June 30:	Amount (In thousands)
2016 (remaining 9 months)	$—
2017 (remaining 6 months of scheduled payments)	24,375
2018	315,625
2019	75,000
2020	756,250
Thereafter	2,000,000
Total payments	$3,171,250

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
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit the Company’s ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of September 30, 2015, the Company was in compliance with all of its covenants under the Indenture associated with the Senior Notes.
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of September 30, 2015 and June 30, 2015 was approximately $2.52 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.

Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, the Company entered into $750 million of five-year senior unsecured prepayable term loans and a $500 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement (the “Credit Agreement”). The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with the Company’s credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the then effective credit rating. The Company is also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with the Company’s credit rating downgrades or upgrades by Moody’s and S&P. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter, and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). The Company may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty. During the first quarter of fiscal quarter ended September 30, 2015, the Company prepaid additional principal of $40.0 million for the term loans.
Future principal payments for the Company’s term loans (without giving effect to $50.6 million of principal prepayments as of September 30, 2015 that shall be applied to the future scheduled quarterly payments) as of September 30, 2015, are as follows:

Fiscal Quarters Ending	Quarterly Payment (in thousands)
September 30, 2015 through December 31, 2016	$9,375
March 31, 2017 through December 31, 2017	$14,063
March 31, 2018 through September 30, 2019	$18,750
December 31, 2019	$487,500
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
The Company was in compliance with the financial covenants under the Credit Agreement as of September 30, 2015 and had no outstanding borrowings under the unfunded revolving credit facility.
NOTE 7 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
As of September 30, 2015, the Company had two plans under which the Company was able to issue equity incentive awards, such as restricted stock units and stock options, to its employees, consultants and members of its Board of Directors: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 1998 Director Plan (the “Outside Director Plan”).
2004 Plan:
The 2004 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to the Company’s employees, consultants and members of its Board of Directors. As of September 30, 2015, 4.9 million shares were available for issuance under the 2004 Plan.

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
Outside Director Plan
The Outside Director Plan only permits the issuance of stock options to the non-employee members of the Board of Directors. As of September 30, 2015, 1.7 million shares were available for grant under the Outside Director Plan.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under the Company’s equity incentive plans for the indicated periods:

(In thousands)	Available For Grant
Balance as of June 30, 2015(1)(2)	7,810
Restricted stock units granted(3)(2)	(1,477)
Restricted stock units canceled(2)	286
Balance as of September 30, 2015(1)(2)	6,619
__________________

(1)
The Company has granted only restricted stock units under its equity incentive program since October 2007, except during the three months ended December 31, 2014, the Company adjusted the number of shares subject to outstanding options under the 2004 Plan by an aggregate of 4,245 shares pursuant to a proportionate and equitable adjustment for the effect of the special cash dividend, as required by the 2004 Plan. The total number of outstanding options under the 2004 Plan, as well as the associated exercise prices were adjusted to ensure the aggregate intrinsic value remained the same after considering the effect of the special cash dividend. As the adjustment was required by the 2004 Plan, under the authoritative guidance, the adjustment to the outstanding awards did not result in any incremental compensation expense. Additionally, the adjustment did not have an impact on the shares available for future issuance under the 2004 Plan.

(2)	The number of restricted stock units provided in this row reflects the application of the award multiplier as described above (1.8x or 2.0x depending on the grant date of the applicable award).

(3)
Includes restricted stock units granted to senior management during the three months ended September 30, 2015 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of September 30, 2015, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during the three months ended September 30, 2015, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied.

The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. For restricted stock units granted without “dividend equivalent” rights, fair value is calculated using the closing price of the Company’s common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those restricted stock units. In November 2013, the Company’s stockholders approved amendments to the 2004 Plan that included, among other things, giving the plan administrator the ability to grant “dividend equivalent” rights in connection with awards of restricted stock units, performance shares, performance units and deferred stock units before they are fully vested as discussed above. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date. As of September 30, 2015, the Company accrued $20.9 million of dividends payable, substantially all of which is related to the special cash dividend for the unvested restricted stock units outstanding as of the dividend record date as well as restricted stock units granted with dividend equivalent rights during the three months ended September 30, 2015, which entitle the holders of such equity awards to the same dividend value per share as holders of common stock subject to meeting the vesting requirements of the underlying equity awards. The fair value for purchase rights under the Company's Employee Stock Purchase Plan is determined using a Black-Scholes valuation model.
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended September 30,
(In thousands)	2015	2014
Stock-based compensation expense by:
Costs of revenues	$1,464	$2,237
Engineering, research and development	2,492	3,740
Selling, general and administrative	8,292	9,506
Total stock-based compensation expense	$12,248	$15,483
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of September 30, 2015	As of June 30, 2015
Inventory	$3,429	$3,242
Stock Options
The Company has not issued any stock options since October 2007. However, during the three months ended December 31, 2014, the Company adjusted the number of shares subject to outstanding options under the 2004 Plan by an aggregate of 4,245 shares pursuant to a proportionate and equitable adjustment for the effect of the special cash dividend, as required by the 2004 Plan. The total number of outstanding options under the 2004 Plan as well as the associated exercise prices were adjusted to ensure the aggregate intrinsic value remained the same after considering the effect of the special cash dividend. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. Additionally, the adjustment did not have an impact on the shares available for future issuance under the 2004 Plan. As of September 30, 2015, the outstanding stock options are immaterial (all vested and exercisable).
The following table shows the total intrinsic value of options exercised, total cash received from employees and non-employee Board members as a result of stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

	Three months ended September 30,
(In thousands)	2015	2014
Total intrinsic value of options exercised	$—	$3,478
Total cash received from employees and non-employee Board members as a result of stock option exercises	$—	$4,677
Tax benefits realized by the Company in connection with these exercises	$—	$1,617
The Company generally settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.

Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the three months ended September 30, 2015 and restricted stock units outstanding as of September 30, 2015 and June 30, 2015:

Restricted Stock Units	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2015	2,674	$49.36
Granted(2)	738	$50.44
Vested and released	(773)	$37.88
Withheld for taxes	(434)	$37.88
Forfeited	(152)	$54.68
Outstanding restricted stock units as of September 30, 2015	2,053	$56.11
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. As described above, under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8x or 2.0x (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes restricted stock units granted to senior management during the three months ended September 30, 2015 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of September 30, 2015, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares (i.e., 0.3 million shares during the three months ended September 30, 2015) that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

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
The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

	Three months ended September 30,
(In thousands, except for weighted-average grant date fair value)	2015	2014
Weighted-average grant date fair value per unit	$50.44	$74.26
Tax benefits realized by the Company in connection with vested and released restricted stock units	$23,517	$23,301
As of September 30, 2015, the unrecognized stock-based compensation expense balance related to restricted stock units was $81.8 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.9 years. The intrinsic value of outstanding restricted stock units as of September 30, 2015 was $102.7 million.

Cash-Based Long-Term Incentive Compensation
Starting in the fiscal year ended June 30, 2013, the Company adopted a cash-based long-term incentive (“Cash LTI”) program for many of its employees as part of the Company’s employee compensation program. During the three months ended September 30, 2015 and 2014, the Company approved Cash LTI awards of $0.3 million and $1.6 million, respectively under the Company’s Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the three months ended September 30, 2015 and 2014, the Company recognized $9.9 million and $7.8 million, respectively, in compensation expense under the Cash LTI Plan. As of September 30, 2015, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $81.6 million.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended September 30,
	2015	2014
Stock purchase plan:
Expected stock price volatility	23.9%	23.5%
Risk-free interest rate	0.1%	0.1%
Dividend yield	3.7%	2.7%
Expected life (in years)	0.5	0.5
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended September 30,
	2015	2014
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$380	$1,083
Weighted-average fair value per share based on Black-Scholes model	$11.34	$14.66
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of September 30, 2015, a total of 2.1 million shares were reserved and available for issuance under the ESPP.

Quarterly cash dividends
On August 6, 2015, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.52 per share on the outstanding shares of the Company’s common stock, which was paid on September 1, 2015 to the stockholders of record as of the close of business on August 17, 2015. Under the authoritative guidance, a dividend when declared is recognized as a reduction of retained earnings, to the extent available, with any excess recognized as a reduction of additional paid-in-capital. The quarterly cash dividend declared for the three months ended September 30, 2015 was recorded as a reduction of additional paid-in capital as the Company did not have retained earnings balance available as of the declaration date due to the balance being absorbed by the activity under our stock repurchase program. The total amount of regular quarterly cash dividends paid by the Company during the three months ended September 30, 2015 and 2014 was $81.6 million and $82.4 million, respectively. The amount of accrued dividends for quarterly cash dividends for unvested restricted stock units with dividend equivalent rights as of September 30, 2015 and 2014 was $1.1 million and $0.2 million, respectively.
Special cash dividend
On November 19, 2014, the Company’s Board of Directors declared a special cash dividend of $16.50 per share, which was paid on December 9, 2014 to the stockholders of record as of the close of business on December 1, 2014. Additionally, in connection with the special cash dividend, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved a proportionate and equitable adjustment to outstanding equity awards (restricted stock units and stock options), as required under the 2004 Plan, subject to the vesting requirements of the underlying awards. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. Under the authoritative guidance, the dividend when declared is recognized as a reduction of retained earnings, to the extent available, with any excess recognized as a reduction of additional paid-in-capital. The special cash dividend reduced the retained earnings by $2.1 billion as of the special cash dividend declaration date, reducing the retained earnings amount to zero and the excess amount of the special cash dividend of $646.5 million was charged against additional paid-in capital. The declaration and payment of the special cash dividend are part of the Company’s leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 6, “Debt” that was completed during the three months ended December 31, 2014. The total amount of the special cash dividend accrued by the Company during the three months ended December 31, 2014 was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014. As of September 30, 2015, the Company accrued a total of $19.8 million of dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. During the three months ended September 30, 2015, the total special cash dividends paid with respect to fully vested restricted stock units with dividend equivalent rights was $20.0 million. Other than the special cash dividend declared during the three months ended December 31, 2014, the Company historically has not declared any special cash dividends.
NOTE 8 – STOCK REPURCHASE PROGRAM
The Company’s Board of Directors has authorized a program for the Company to repurchase shares of the Company’s common stock. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18. As of September 30, 2015, an aggregate of approximately 6.5 million shares were available for repurchase under the Company’s repurchase program. In connection with entering into the Merger Agreement with Lam, we suspended further repurchases under our repurchase program effective October 21, 2015. Refer to Note 17 “Subsequent Events” for additional details.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three months ended September 30,
(In thousands)	2015	2014
Number of shares of common stock repurchased	2,877	1,742
Total cost of repurchases	$146,234	$130,683
As of September 30, 2015 and 2014, the Company had repurchased 197,339 and 73,400 shares for $9.6 million and $5.8 million, respectively, which repurchases had not settled prior to September 30, 2015 and 2014.  These amounts were recorded as a component of other current liabilities for both periods presented.

NOTE 9 – NET INCOME PER SHARE
Basic net income per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by using the weighted-average number of common shares outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the shares of common stock underlying the Company’s outstanding dilutive restricted stock units and stock options had been issued. The dilutive effect of outstanding restricted stock units and options is reflected in diluted net income per share by application of the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that is to be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three months ended September 30,
	2015	2014
Numerator:
Net income	$104,897	$72,233
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	156,820	164,845
Effect of dilutive options and restricted stock units	1,164	1,735
Weighted-average shares-diluted	157,984	166,580
Basic net income per share	$0.67	$0.44
Diluted net income per share	$0.66	$0.43
Anti-dilutive securities excluded from the computation of diluted net income per share	307	73
NOTE 10 – INCOME TAXES
The following table provides details of income taxes:

	Three months ended September 30,
(Dollar amounts in thousands)	2015	2014
Income before income taxes	$134,299	$99,007
Provision for income taxes	$29,402	$26,774
Effective tax rate	21.9%	27.0%
The Company’s estimated annual effective tax rate for the fiscal year ending June 30, 2016 is forecasted to be approximately 22%.
Tax expense was lower as a percentage of income before taxes during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the impact of the following items:

•
Tax expense was decreased by $8.2 million during the three months ended September 30, 2015 related to a decrease in the Company’s unrecognized tax benefits from the expiration of the statute of limitations; partially offset by

•
Tax expense was increased by $3.0 million during the three months ended September 30, 2015 related to a non-deductible decrease in the value of the assets held within the Company’s Executive Deferred Savings Plan.

In the normal course of business, the Company is subject to examination by tax authorities throughout the world. The Company is subject to United States federal income tax examination for all years beginning from the fiscal year ended June 30, 2012 and is under United States federal income tax examination for the fiscal year ended June 30, 2013. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2011. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2011. It is possible that certain examinations may be concluded in the next twelve months. The Company believes that it may recognize up to $19.1 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.

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
For additional discussion of certain risks associated with legal proceedings, see Item 1A, “Risk Factors.”
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended September 30,
(In thousands)	2015	2014
Receivables sold under factoring agreements	$33,844	$25,620
Proceeds from sales of LCs	$—	$6,920
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.1 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2016 (remaining 9 months)	$5,989
2017	5,934
2018	4,027
2019	1,867
2020	1,260
2021 and thereafter	553
Total minimum lease payments	$19,630

Purchase Commitments. KLA-Tencor maintains commitments to purchase inventory from its suppliers as well as goods and services in the ordinary course of business. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s estimate of its significant purchase commitments is approximately $316.8 million as of September 30, 2015 which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of September 30, 2015, the Company had committed $119.3 million for future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
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
The following table provides the changes in the product warranty accrual for the indicated periods:

	Three months ended September 30,
(In thousands)	2015	2014
Beginning balance	$36,413	$37,746
Accruals for warranties issued during the period	9,039	6,979
Changes in liability related to pre-existing warranties	(183)	(1,470)
Settlements made during the period	(9,377)	(10,196)
Ending balance	$35,892	$33,059
The Company maintains guarantee arrangements available through various financial institutions for up to $23.1 million, of which $19.9 million had been issued as of September 30, 2015, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.
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
NOTE 13 — RESTRUCTURING CHARGES
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
During the fourth quarter of fiscal year 2015, we implemented a plan to reduce our global employee workforce to streamline our organization and business processes in response to changing customer requirement in our industry. The goals of this reduction were to enable continued innovation, direct our resources toward our best opportunities and lower our ongoing expense run rate. We substantially completed the global workforce reduction during the three months ended September 30, 2015 and recorded a $7.1 million net restructuring charge, of which $2.8 million was recorded to costs of revenues, $1 million to engineering, research and development expense and $3.3 million to selling, general and administrative expense.
The following table shows the activity primarily related to the accrual for severance and benefits for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
(In thousands)	2015	2014
Beginning balance	$24,887	$2,329
Restructuring costs	7,066	3,881
Adjustments	373	144
Cash payments	(19,265)	(1,399)
Ending balance	$13,061	$4,955
The accrual for severance and benefits as of September 30, 2015 is expected to be paid out by the end of our fiscal quarter ending December 31, 2015.

NOTE 14 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The authoritative guidance requires companies to recognize all derivative instruments and hedging activities, including foreign currency exchange contracts, as either assets or liabilities at fair value on the balance sheet. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are recognized in other expense (income), net in the condensed consolidated statements of operations. In accordance with the guidance, the Company designates foreign currency forward exchange and option contracts as cash flow hedges of certain forecasted foreign currency denominated sales and purchase transactions.
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
In October 2014, in anticipation of the issuance of the Senior Notes, the Company entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Company designated each of the Rate Lock Agreements as a qualifying hedging instrument and accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and the Company recorded the fair value of a $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. For the three months ended September 30, 2015, the Company recognized $0.2 million for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of the September 30, 2015, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $6.9 million.

Derivatives in Cash Flow Hedging Relationships: Foreign Exchange and Interest Rate Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the indicated periods were as follows:

		Three months ended September 30,
(In thousands)	Location in Financial Statements	2015	2014
Derivatives Designated as Hedging Instruments
Gains (losses) in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$(1,861)	$2,033
Gains reclassified from accumulated OCI into income (effective portion):	Revenues	$685	$269
	Costs of revenues	(472)	(41)
	Interest expense	189	—
	Net gains reclassified from accumulated OCI into income (effective portion)	$402	$228
Gains (losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other expense (income), net	$(126)	$43
Derivatives Not Designated as Hedging Instruments
Gains (losses) recognized in income	Other expense (income), net	$(6,382)	$3,925
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of approximately 13 months, as of the dates indicated below was as follows:

(In thousands)	As of September 30, 2015	As of June 30, 2015
Cash flow hedge contracts
Purchase	$23,941	$32,775
Sell	$119,843	$88,800
Other foreign currency hedge contracts
Purchase	$120,739	$64,012
Sell	$119,869	$123,091
The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2015	As of June 30, 2015	Balance Sheet Location	As of September 30, 2015	As of June 30, 2015
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$478	$1,722	Other current liabilities	$2,869	$1,920
Total derivatives designated as hedging instruments		$478	$1,722		$2,869	$1,920
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$704	$1,342	Other current liabilities	$2,643	$1,186
Total derivatives not designated as hedging instruments		$704	$1,342		$2,643	$1,186
Total derivatives		$1,182	$3,064		$5,512	$3,106

The following table provides the balances and changes in accumulated OCI, before taxes, related to derivative instruments for the indicated periods:

	Three months ended September 30,
(In thousands)	2015	2014
Beginning balance	$7,110	$(20)
Amount reclassified to income	(402)	(228)
Net change in unrealized gains or losses	(1,861)	2,033
Ending balance	$4,847	$1,785
Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of September 30, 2015 and June 30, 2015, information related to the offsetting arrangements was as follows (in thousands):

As of September 30, 2015				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$1,182	$—	$1,182	$(1,182)	$—	$—
Derivatives - Liabilities	$(5,512)	$—	$(5,512)	$1,182	$—	$(4,330)

As of June 30, 2015				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$3,064	$—	$3,064	$(2,809)	$—	$255
Derivatives - Liabilities	$(3,106)	$—	$(3,106)	$2,809	$—	$(297)
NOTE 15 – RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2015 and 2014, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or a board member, including Avago Technologies Ltd., Citrix Systems, Inc., Cisco Systems, Inc. and NetApp, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three months ended September 30,
(In thousands)	2015	2014
Total revenues	$—	$482
Total purchases	$404	$278
The receivable balance from these parties as of September 30, 2015 and June 30, 2015 was immaterial. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.

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
The Company has made certain organizational changes and consolidated its product divisions effective in the first quarter of fiscal year 2016. As a result, the Company has four operating segments which primarily reflect how it is organized by product offerings: Wafer Inspection, Patterning, Global Service and Support, and Others. Accordingly, the Company has recasted its financial information and disclosures for prior periods to be consistent with the current operating structure.
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended September 30,
(Dollar amounts in thousands)	2015		2014
Revenues:
North America	$109,208	17%	$195,370	30%
Taiwan	254,047	40%	126,577	20%
Japan	71,618	11%	112,224	17%
Europe & Israel	39,846	6%	55,176	9%
Korea	73,433	11%	69,287	11%
Rest of Asia	94,492	15%	84,267	13%
Total	$642,644	100%	$642,901	100%
The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended September 30,
(Dollar amounts in thousands)	2015		2014
Revenues:
Wafer Inspection	$227,783	35%	$294,482	46%
Patterning	198,085	31%	152,898	24%
Global Service and Support(1)	199,871	31%	171,958	27%
Other	16,905	3%	23,563	3%
Total	$642,644	100%	$642,901	100%
__________________
(1) The Global Service and Support revenues includes service revenues as presented in the condensed consolidated statements of operations as well as certain product revenues, primarily revenues from the Company’s K-T Certified business.

In the three months ended September 30, 2015, one customer accounted for approximately 23% of total revenues. In the three months ended September 30, 2014, three customers accounted for approximately 13%, 13% and 12% of total revenues. Two customers and one customer on an individual basis accounted for greater than 10% of net accounts receivables as of September 30, 2015 and June 30, 2015, respectively.
Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of September 30, 2015	As of June 30, 2015
Long-lived assets:
United States	$199,159	$207,779
Europe	16,099	16,536
Singapore	43,847	45,444
Israel	32,723	33,841
Rest of Asia	11,040	10,991
Total	$302,868	$314,591
NOTE 17 – SUBSEQUENT EVENTS
On October 21, 2015, the Company announced it had entered into a definitive agreement (the “Merger Agreement”) with Lam Research Corporation (“Lam”) pursuant to which it will combine with Lam (the “Merger”).
In accordance with the Merger Agreement, at the effective time of the Merger, each of the Company’s stockholder may elect to receive, for all shares of the Company’s common stock held at the closing of the transaction, and on a per share basis, one of the following: (i) mixed consideration, consisting of both 0.5 of a share of Lam Research common stock and $32.00 in cash; (ii) all-stock consideration, consisting of a number of shares of Lam Research common stock equal to 0.5 plus $32.00 divided by the volume weighted average price of Lam Research common stock over a five trading day period ending shortly before the closing of the transaction (“the five day VWAP”); or (iii) all-cash consideration, consisting of $32.00 plus 0.5 times the five-day VWAP. If no election was made by the Company’s stockholders, they will be deemed to have elected the mixed consideration. All-cash and all-stock elections will be subject to proration in accordance with the terms of the Merger Agreement.
The transaction is expected to close in mid-calendar year 2016, pending receipt of customary regulatory approvals and the satisfaction of other customary closing conditions, including the approval by the Company’s stockholders of the Merger Agreement and the approval by Lam’s stockholders of the issuance of shares in the transaction.
The Merger Agreement contains certain termination rights for both the Company and Lam, including if a governmental body prohibits the Mergers or if the Mergers are not consummated by July 20, 2016, subject to certain extension rights. Upon termination of the Merger Agreement under specified circumstances, the Company or Lam will be required to pay the other party a termination fee of $290.0 million.
For additional details on the transaction, refer to copy of the Merger Agreement attached as an Exhibit to the Form 8-K filed with the SEC on October 21, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; the allocation of capital spending by our customers (and, in particular, the percentage of spending that our customers allocate to process control); growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; our ability to successfully maintain cost discipline; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future income tax rate; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and unfunded revolving line of credit under a Credit Agreement (the “Credit Agreement”) to meet our operating and working capital requirements, including debt service and payment thereof; future dividends, and stock repurchases; our compliance with the financial covenants under the Credit Agreement; the expected timing of the completion of our global employee workforce reduction; the additional charges that we may incur in connection with our global employee workforce reduction; the expected cost savings that we expect to recognize as a result of such workforce reduction; the adoption of new accounting pronouncements; the timing for the consummation of the Mergers; and our repayment of our approximately $3.17 billion of outstanding indebtedness.
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors” in this report as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2015, filed with the Securities and Exchange Commission on August 7, 2015 and in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2015 reporting on Item 1.01. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
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
The demand for our products and our revenue levels are driven by our customers’ needs to solve the process challenges that they face as they adopt new technologies required to fabricate advanced ICs that are incorporated into sophisticated mobile devices. The timing for our customers in ordering and taking delivery of process control and yield management equipment is also determined by our customers’ requirements to meet the next generation production ramp schedules, and the timing for capacity expansion to meet end customer demand. During the three months ended September 30, 2015, new orders for our equipment increased modestly from prior quarter levels as well as our expectations, as a result of improved demand from our foundry market customers.  However, any delay or push out by our customers in taking delivery of process control and yield management equipment may cause earnings volatility due to increases in the risk of inventory related charges as well as timing of revenue recognition due to expiration of credits or volume discounts, which, if not used by a stipulated time frame, will expire. Our earnings will depend not only on our revenue levels, but also on the amount of research and development spending required to meet our customers’ technology roadmaps. We have maintained production volumes and capacity to meet anticipated customer requirements and remain at risk of incurring significant inventory-related and other restructuring charges if business conditions deteriorate.
Recent Developments
On October 21, 2015, the Company announced it had entered into the Merger Agreement with Lam. Refer to Note 17 “Subsequent Events” for additional details.

The following table sets forth some of our key quarterly unaudited financial information that we use to manage our business:

(In thousands, except net income per share)	Three months ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Total revenues	$642,644	$756,332	$738,459	$676,357	$642,901
Total costs and operating expenses	$481,850	$553,845	$543,473	$521,643	$533,748
Gross margin	$372,400	$433,065	$418,177	$393,144	$354,434
Income from operations	$160,794	$202,487	$194,986	$154,714	$109,153
Net income	$104,897	$142,019	$131,638	$20,268	$72,233
Net income per share:
Basic (1)	$0.67	$0.90	$0.81	$0.12	$0.44
Diluted (1)	$0.66	$0.89	$0.81	$0.12	$0.43
__________________

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted-average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted per share information may not equal annual (or other multiple-quarter calculations of) basic and diluted earnings per share.

Our net income decreased to $104.9 million in the three months ended September 30, 2015 compared to $142.0 million in the three months ended June 30, 2015, primarily as a result of lower product revenues in the three months ended September 30, 2015 relative to the three months ended June 30, 2015. Our net income increased to $104.9 million in the three months ended September 30, 2015 compared to $72.2 million in the three months ended September 30, 2014, primarily as a result of lower operating expenses in the three months ended September 30, 2015 relative to three months ended September 30, 2014. As discussed above, we implemented a plan to reduce our global employee workforce in the fourth quarter of fiscal year 2015 thus our operating expenses were lower in the three months ended September 30, 2015 due to our efforts to reduce headcount and related expenses.
Our net income for the three months ended December 31, 2014 of $20.3 million includes an unfavorable impact of pre-tax net loss of $131.7 million from our loss on extinguishment of debt and certain one-time expenses of $2.5 million associated with the leveraged recapitalization that was completed during the three months ended December 31, 2014.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 describes the significant accounting policies and methods used in preparation of the condensed consolidated financial statements. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our related disclosure in this Quarterly Report on Form 10-Q. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventories

•	Warranty

•	Allowance for Doubtful Accounts

•	Equity and Cash-Based Long-Term Incentive Compensation Plans

•	Contingencies and Litigation

•	Goodwill and Intangible Assets

•	Income Taxes

•	Valuation of Marketable Securities

There were no significant changes in our critical accounting estimates and policies during the three months ended September 30, 2015. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2015 for a more complete discussion of our critical accounting policies and estimates.
Valuation of Goodwill and Intangible Assets
We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying amount of goodwill in any reporting unit may not be recoverable. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable.
We have made certain organizational changes and consolidated our product divisions effective in the first quarter of fiscal year 2016, in response to changing customer requirements in the industry. As required by the authoritative guidance, when an entity reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill is reassigned to the affected reporting units using a relative fair value allocation approach. The fair value of each reporting unit is compared to the fair value of the business immediately prior to the reorganization. The fair value for our reporting units was determined using a weighted combination of market-based and income-based approach. We have four reporting units as of September 30, 2015: Wafer Inspection, Patterning, Global Service and Support, and Others. The goodwill balance by reporting units as of September 30, 2015 were as follows:

(In thousands)	Wafer Inspection		Patterning		Others		Total
Balance as of June 30, 2015	$332,783	(1)	$2,480	(2)	$—		$335,263
Goodwill allocation	(51,671)	(3)	50,775	(3)	896	(3)	—
Goodwill adjustment	(45)		—		—		(45)
Balance as of September 30, 2015	$281,067		$53,255		$896		$335,218
__________________

(1)
The balance as of June 30, 2015, reflects goodwill for the Defect Inspection reporting unit under the old reporting structure which was renamed as Wafer Inspection under the new reporting structure after certain components were allocated out.

(2)
The balance as of June 30, 2015, reflects goodwill for the Metrology reporting unit under the old reporting structure which was renamed as Patterning under the new reporting structure after certain components were allocated in.

(3)	The reorganization resulted in certain goodwill balances to be reallocated as noted above.
We performed a qualitative assessment of the goodwill by reporting units during the three months ended December 31, 2014 and concluded that there was no impairment. In addition, we assessed for any impairment indicators during the three months ended September 30, 2015 as a result of the organizational change and the reallocation of goodwill as discussed above and concluded no potential impairment indicators existed requiring further analysis.
Our next annual assessment of the goodwill by reporting unit will be performed during the three months ending December 31, 2015. If we were to encounter challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions, we may be required to perform the two-step quantitative goodwill impairment analysis. In addition, if such conditions have the effect of changing one of the critical assumptions or estimates we use to calculate the value of our goodwill or intangible assets, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment assessment in the second quarter of fiscal year ending 2016 or subsequent to that, if any triggering event occurs outside of the quarter during which the annual goodwill impairment assessment is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material to our results of operations.

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
RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	September 30, 2015	June 30, 2015	September 30, 2014	Q1 FY16 vs. Q4 FY15		Q1 FY16 vs. Q1 FY15
Revenues:
Product	$460,739	$579,733	$476,598	$(118,994)	(21)%	$(15,859)	(3)%
Service	181,905	176,599	166,303	5,306	3%	15,602	9%
Total revenues	$642,644	$756,332	$642,901	$(113,688)	(15)%	$(257)	—%
Costs of revenues	$270,244	$323,267	$288,467	$(53,023)	(16)%	$(18,223)	(6)%
Gross margin percentage	58%	57%	55%

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
Product revenues decreased during the three months ended September 30, 2015 compared to the three months ended June 30, 2015, primarily as a result of lower levels of shipments to our customers due to shifts in timing of capital investments to support their leading edge technology development and capacity-related expansion plans.
Product revenues decreased during the three months ended September 30, 2015 compared to the three months September 30, 2014, primarily as a result of increase in the system revenue backlog whereby physical delivery of a product to a customer has been completed, but for which revenue has not been recognized pursuant to our policy for revenue recognition.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of our service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues during the three months ended September 30, 2015 increased compared to each of the three months ended June 30, 2015 and September 30, 2014, primarily due to an increase over time in the number of post-warranty systems installed at our customers’ sites.
Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended
(Dollar amounts in thousands)	September 30, 2015		June 30, 2015		September 30, 2014
North America	$109,208	17%	$206,107	27%	$195,370	30%
Taiwan	254,047	40%	234,896	31%	126,577	20%
Japan	71,618	11%	99,710	13%	112,224	17%
Europe & Israel	39,846	6%	57,564	8%	55,176	9%
Korea	73,433	11%	81,340	11%	69,287	11%
Rest of Asia	94,492	15%	76,716	10%	84,267	13%
Total	$642,644	100%	$756,333	100%	$642,901	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended
June 30, 2015	57.3%	September 30, 2014	55.1%
Revenue volume of products and service	(2.5)%	Revenue volume of products and service	(0.7)%
Mix of products and services sold	1.8%	Mix of products and services sold	3.3%
Manufacturing labor, overhead and efficiencies	(0.6)%	Manufacturing labor, overhead and efficiencies	0.7%
Other service and manufacturing costs	1.9%	Other service and manufacturing costs	(0.5)%
September 30, 2015	57.9%	September 30, 2015	57.9%
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
Our gross margin increased to 57.9% during the three months ended September 30, 2015 from 57.3% during the three months ended June 30, 2015, primarily due to lower field service related costs, warranty and service related charges and favorable mix of products and services, primarily offset by lower volume of products and services as well as a reduction in manufacturing efficiencies driven by lower manufacturing output.
Our gross margin increased to 57.9% during the three months ended September 30, 2015 from 55.1% during the three months ended September 30, 2014, primarily due to favorable mix of products, increase in manufacturing efficiencies and lower field service related costs, partially offset by lower volume of products and services.
Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	September 30, 2015	June 30, 2015	September 30, 2014	Q1 FY16 vs. Q4 FY15		Q1 FY16 vs. Q1 FY15
R&D expenses	$119,943	$128,839	$143,637	$(8,896)	(7)%	$(23,694)	(16)%
R&D expenses as a percentage of total revenues	19%	17%	22%
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
R&D expenses during the three months ended September 30, 2015 decreased compared to the three months ended June 30, 2015, primarily due to lower employee related expenses as a result of reduced headcount and lower severance-related expenses of $3.8 million as a result of our global workforce reduction that we initiated during the three months ended June 30, 2015 and a decrease in engineering materials and consulting expenses of $4.2 million.

R&D expenses during the three months ended September 30, 2015 decreased compared to the three months ended September 30, 2014, primarily due to a decrease in employee-related expenses of $10.8 million as a result of lower headcount resulting from our global workforce reduction that we initiated during the three months ended June 30, 2015 as well as lower variable compensation and a decrease in engineering materials and consulting expenses of $11.2 million.
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
Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	September 30, 2015	June 30, 2015	September 30, 2014	Q1 FY16 vs. Q4 FY15		Q1 FY16 vs. Q1 FY15
SG&A expenses	$91,663	$101,739	$101,644	$(10,076)	(10)%	$(9,981)	(10)%
SG&A expenses as a percentage of total revenues	14%	13%	16%
SG&A expenses during the three months ended September 30, 2015 decreased compared to the three months ended June 30, 2015, primarily due to a decrease in employee-related expenses of $7.4 million as a result of lower headcount and severance-related expense resulting from our global workforce reduction that we initiated during the three months ended June 30, 2015 and a decrease in cost of support for sales evaluations of $1.3 million, partially offset by an increase in facilities related expenses of $1.3 million.
SG&A expenses during the three months ended September 30, 2015 decreased compared to the three months ended September 30, 2014, primarily due to a decrease in employee-related expenses of $5.7 million as a result of lower headcount resulting from our global workforce reduction that we initiated during the three months ended June 30, 2015 as well decrease in compensation related benefits, a decrease in cost of support for sales evaluation of $2.9 million, a decrease in travel-related expenses of $1.8 million, a decrease in facilities related expenses of $1.2 million, partially offset by an increase in severance-related and other expenses of $2.8 million.
Restructuring Charges
During the fourth quarter of fiscal year 2015, we implemented a plan to reduce our global employee workforce to streamline our organization and business processes in response to changing customer requirement in our industry. The goals of this reduction were to enable continued innovation, direct our resources toward our best opportunities and lower our ongoing expense run rate. We expect to recognize significant cost savings from a number of activities we have recently undertaken, including estimated annual cost savings of approximately $100 million of employee related costs as a result of our announced global employee workforce reduction. During the three months ended September 30, 2015, we recorded a $7.1 million net restructuring charge, of which $2.8 million was recorded to costs of revenues, $1.0 million to engineering, research and development expense and $3.3 million to selling, general and administrative expense. Refer to Note 13, “Restructuring Charges” for additional details.
The following table shows the activity primarily related to the accrual for severance and benefits expense for the three months ended September 30, 2015:

(In thousands)	Three months ended September 30, 2015
Beginning Balance	$24,887
Restructuring costs	7,066
Adjustments	373
Cash payments	(19,265)
Ending Balance	$13,061
The accrual for severance and benefits as of September 30, 2015 is expected to be paid out by the end of our fiscal quarter ending December 31, 2015.

Interest Expense and Other Expense (Income), Net

(Dollar amounts in thousands)	Three months ended
	September 30, 2015	June 30, 2015	September 30, 2014
Interest expense	$30,564	$30,679	$13,521
Other expense (income), net	$(4,069)	$(3,130)	$(3,375)
Interest expense as a percentage of total revenues	5%	4%	2%
Other expense (income), net as a percentage of total revenues	1%	—%	1%
Interest expense during the three months ended September 30, 2015 remained relatively unchanged compared to the three months ended June 30, 2015 and included the interest expense and related charges for the issuance of $2.5 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”) and the $750 million unsecured prepayable term loans and $500 million unfunded revolving credit facility executed during the three months ended December 31, 2014.
Interest expense increased during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to the issuance of $2.5 billion Senior Notes and the $750 million unsecured prepayable term loans and $500 million unfunded revolving credit facility executed during the three months ended December 31, 2014, relative to $750 million of 6.900% Senior Notes due in 2018 (the “2018 Senior Notes”) outstanding for the three months ended September 30, 2014. The 2018 Senior Notes were redeemed during the three months ended December 31, 2014.
Other expense (income), net is comprised primarily of realized gains or losses on sales of marketable securities, gains or losses from revaluations of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, impairments associated with our investments in privately-held companies and any subsequent recoveries of impaired investments, interest-related accruals (such as interest and penalty accruals related to our tax obligations) and interest income earned on our investment and cash portfolio.
The increase in other expense (income), net during the three months ended September 30, 2015 compared to the three months ended June 30, 2015 is mainly due to an increase in benefit of $1.2 million received from an equity investment in a privately-held company that was written off previously, partially offset by an increase in foreign exchange losses of $0.9 million.
The increase in other expense (income), net during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is mainly due to an increase in benefit of $1.2 million received from an equity investment in a privately-held company that was written off previously and lower interest and penalty accruals related to uncertain tax positions of $1.1 million, partially offset by a decrease in realized gains of marketable securities of $1.6 million.
Provision for Income Taxes
The following table provides details of income taxes:

	Three months ended September 30,
(Dollar amounts in thousands)	2015	2014
Income before income taxes	$134,299	$99,007
Provision for income taxes	$29,402	$26,774
Effective tax rate	21.9%	27.0%
Our estimated annual effective tax rate for the fiscal year ending June 30, 2016 is forecasted to be approximately 22%.
Tax expense was lower as a percentage of income before taxes during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to the impact of the following items:

•	Tax expense was decreased by $8.2 million during the three months ended September 30, 2015 related to a decrease in our unrecognized tax benefits from the expiration of the statute of limitations; and

•
Tax expense was increased by $3.0 million during the three months ended September 30, 2015 related to a non-deductible decrease in the value of the assets held within our Executive Deferred Savings Plan.

In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to United States federal income tax examination for all years beginning from the fiscal year ended June 30, 2012 and are under United States federal income tax examination for the fiscal year ended June 30, 2013. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2011. We are also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2011. It is possible that certain examinations may be concluded in the next twelve months. We believe that we may recognize up to $19.1 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our results of operations or cash flows in the period or periods for which that determination is made.
LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	As of September 30, 2015	As of June 30, 2015
Cash and cash equivalents	$763,697	$838,025
Marketable securities	1,505,750	1,549,086
Total cash, cash equivalents and marketable securities	$2,269,447	$2,387,111
Percentage of total assets	50%	49%

	Three months ended September 30,
(In thousands)	2015	2014
Cash flows:
Net cash provided by operating activities	$193,782	$34,926
Net cash provided by investing activities	31,900	225,548
Net cash used in financing activities	(295,633)	(215,520)
Effect of exchange rate changes on cash and cash equivalents	(4,377)	(6,132)
Net increase (decrease) in cash and cash equivalents	$(74,328)	$38,822
Cash and Cash Equivalents and Marketable Securities:
As of September 30, 2015, our cash, cash equivalents and marketable securities totaled $2.3 billion, which is a decrease of $117.7 million from June 30, 2015. The decrease is primarily attributable to payment of regular quarterly cash dividends and payment of special dividend with respect to fully vested restricted stock units with dividend equivalent rights aggregating to $101.7 million, stock repurchases of $142.6 million, prepayment of term loans of $40.0 million, partially offset by cash generated from operations and our net proceeds from investing activities. As of September 30, 2015, $1.5 billion of our $2.3 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to permanently reinvest $1.4 billion of the cash held by our foreign subsidiaries and branch offices. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $150.0 million of the $1.5 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Quarterly Cash Dividends and Special Cash Dividend:
During three months ended September 30, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.52 per share on our outstanding common stock, which was paid on September 1, 2015 to our stockholders of record as of the close of business on August 17, 2015. During the same period in fiscal year 2014, our Board of Directors declared and paid a regular quarterly cash dividend of $0.50 per share on our outstanding common stock. The total amount of regular quarterly cash dividends paid during the three months ended September 30, 2015 and 2014 was $81.6 million and $82.4 million, respectively. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights as of September 30, 2015 and 2014 was $1.1 million and $0.2 million, respectively. These amounts will be paid upon vesting of the underlying unvested restricted stock units as described in Note 7, “Equity and Long-term Incentive Compensation Plans.”

On November 19, 2014, we declared a special cash dividend of $16.50 per share on our outstanding common stock which was paid on December 9, 2014 to our stockholders of record as of the close of business on December 1, 2014. Additionally, in connection with the special cash dividend, our Board of Directors and our Compensation Committee of our Board of Directors approved a proportionate and equitable adjustment to outstanding equity awards (restricted stock units and stock options) under the 2004 Equity Incentive Plan (the “2004 Plan”), as required by the 2004 Plan, subject to the vesting requirements of the underlying awards. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. The declaration and payment of the special cash dividend was part of our leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 6, “Debt” that was completed during the three months ended December 31, 2014. The total amount of the special cash dividend accrued by the Company during the three months ended December 31, 2014 was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014. As of September 30, 2015, we have $19.8 million accrued dividends payable for special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest as described in detail in Note 7, “Equity and Long-term Incentive Compensation Plans.” During the three months ended September 30, 2015, the total special cash dividends paid with respect to fully vested restricted stock units with dividend equivalent rights was $20.0 million. We did not declare any special cash dividend in the three months ended September 30, 2015. Other than the special cash dividend declared during the three months ended December 31, 2014, we historically have not declared any special cash dividends.
Stock Repurchases:
The shares repurchased under our stock repurchase program have decreased our basic and diluted weighted-average shares outstanding for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The stock repurchase program is intended, in part, to offset shares issued in connection with the purchases under our ESPP program and the vesting of employee restricted stock units.
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the three months ended September 30, 2015 increased by approximately $158.9 million compared to the three months ended September 30, 2014 primarily as a result of the following factors:

•	An increase in collections of approximately $135 million mostly due to higher shipments during the three months ended September 30, 2015 compared to the three months ended September 30, 2014;

•	A decrease in payroll and employee-related payments of approximately $12 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014; and

•	A decrease in net income tax payments of approximately $13 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Cash Flows from Investing Activities:
Net cash provided by investing activities during the three months ended September 30, 2015 decreased compared to the three months ended September 30, 2014 by approximately $193.6 million, primarily as a result of our strategic decision to liquidate certain marketable securities in our investment portfolio to fund our working capital requirements during the three months ended September 30, 2014, partially offset by approximately $6.0 million lower capital expenditures during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.
Cash Flows from Financing Activities:
Net cash used in financing activities during the three months ended September 30, 2015 increased by approximately $80.0 million compared to the three months ended September 30, 2014. Net cash used in financing activities was impacted by:

•	Prepayment for the term loans principal of $40.0 million;

•
Payments of special dividends with respect to fully vested restricted stock units with dividend equivalent rights of $20.0 million during the three months ended September 30, 2015 compared to no such payment during the three months ended September 30, 2014; and

•	An increase in common stock repurchases of $17.8 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

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
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit our ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of September 30, 2015, we were in compliance with all of the covenants under the Indenture associated with the Senior Notes.
Debt Issuance - Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, we entered into $750 million of five-year senior unsecured prepayable term loans and a $500 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement. The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades by Moody’s and S&P. The spread ranges from 100 bps to 175 bps based on the then effective credit rating. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). We may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty. During the first quarter of fiscal year ended September 30, 2015, we prepaid additional principal of $40.0 million for the term loans.
Future principal payments for the term loans (without giving effect to $50.6 million of principal prepayments as of September 30, 2015 that shall be applied to the future scheduled quarterly payments) as of September 30, 2015, are as follows:

Fiscal Quarters Ending	Quarterly Payment (in thousands)
September 30, 2015 through December 31, 2016	$9,375
March 31, 2017 through December 31, 2017	$14,063
March 31, 2018 through September 30, 2019	$18,750
December 31, 2019	$487,500

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
We were in compliance with the financial covenants under the Credit Agreement as of September 30, 2015 (the interest expense coverage ratio was 7.25 to 1.00 and the leverage ratio was 3.56 to 1.00) and had no outstanding borrowings under the unfunded revolving credit facility. Considering our current liquidity position, short-term financial forecasts and ability to prepay the term loans, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2015.
Contractual Obligations:
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of September 30, 2015:

	Fiscal year ending June 30,
(In thousands)	Total	2016 (2)	2017	2018	2019	2020	2021 and thereafter	Other
Debt obligations(1)	$3,171,250	$—	$24,375	$315,625	$75,000	$756,250	$2,000,000	$—
Interest payment associated with all debt obligations(3)	1,061,290	118,884	118,722	115,049	110,936	100,386	497,313	—
Purchase commitments(4)	316,789	306,270	10,059	344	55	—	61	—
Income taxes payable(5)	70,230	—	—	—	—	—	—	70,230
Operating leases	19,630	5,989	5,934	4,027	1,867	1,260	553	—
Cash long-term incentive program(6)	119,291	38,390	39,043	27,442	14,352	64	—	—
Pension obligations	20,788	2,276	1,348	1,570	1,559	1,413	12,622	—
Executive Deferred Savings Plan(7)	160,437	—	—	—	—	—	—	160,437
Other(8)	20,892	2,071	9,009	6,580	3,174	58	—	—
Total contractual cash obligations	$4,960,597	$473,880	$208,490	$470,637	$206,943	$859,431	$2,510,549	$230,667
__________________

(1)
In November 2014, we issued $750 million aggregate principal amount of term loans due in 2020 (outstanding balance of $671.3 million as of September 30, 2015) and $2.50 billion aggregate principal amount of Senior Notes due from fiscal year 2018 to fiscal year 2035. During the first quarter of fiscal year ended September 30, 2015, the Company prepaid additional principal of $40.0 million for the term loans.

(2)	For remaining nine months of fiscal year 2016.

(3)
The interest payments associated with the Senior Notes obligations included in the table above are based on the principal amount multiplied by the applicable coupon rate for each series of Senior Notes. Our future interest payments are subject to change if our then effective credit rating is below investment grade as discussed above. The interest payments under the term loans are payable on the borrowed amounts at the LIBOR plus 125 bps. As of September 30, 2015, we utilized the existing interest rates to project our estimated term loans interest payments for the next five years. The interest payment under the revolving credit facility for the undrawn balance is payable at 15 bps as a commitment fee based on the daily undrawn balance and we utilized the existing rate for the projected interest payments included in the table above. Our future interest payments for the term loans and the revolving credit facility are subject to change due to future fluctuations in the LIBOR rates as well as any upgrades or downgrades to our then effective credit rating.

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

(6)	Represents the amount committed under our cash long-term incentive program. The expected payment after estimated forfeitures is approximately $97.2 million.

(7)
Represents the amount committed under our non-qualified executive deferred compensation plan. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to the uncertainties in the timing around participant’s separation and any potential changes that participants may decide to make to the previous distribution elections.

(8)
Represents the amount committed for accrued dividends payable, substantially all of which are for the special cash dividend for the unvested restricted stock units as of the dividend record date as well as restricted stock units granted with dividend equivalent rights. For additional details, refer to Note 7, “Equity and Long-term Incentive Compensation Plans”.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended September 30,
(In thousands)	2015	2014
Receivables sold under factoring agreements	$33,844	$25,620
Proceeds from sales of LCs	$—	$6,920
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $23.1 million, of which $19.9 million had been issued as of September 30, 2015, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.

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
Working Capital:
Working capital was $2.8 billion as of September 30, 2015, which is a decrease of $142.6 million compared to our working capital as of June 30, 2015. The decrease in working capital is primarily attributable to payment of regular quarterly cash dividends and payment of special dividend with respect to fully vested restricted stock units with dividend equivalent rights aggregating to $101.7 million, stock repurchases of $142.6 million and prepayment of the current portion of the term loans of $26.9 million, partially offset by collections of accounts receivable of $125.0 million and an increase in inventories of approximately $32.0 million. As of September 30, 2015, our principal sources of liquidity consisted of $2.3 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $500 million unfunded revolving credit facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings and outlooks as of September 30, 2015 are summarized below:

Rating Agency	Rating	Outlook
Fitch	BBB-	Stable
Moody’s	Baa2	Stable
Standard & Poor’s	BBB	Stable
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy.
Off-Balance Sheet Arrangements
Under our foreign currency risk management strategy, we utilize derivative instruments to protect our earnings and cash flows from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a detailed description). Our outstanding hedge contracts, with maximum maturity of approximately 13 months, were as follows:

(In thousands)	As of September 30, 2015	As of June 30, 2015
Cash flow hedge contracts
Purchase	$23,941	$32,775
Sell	$119,843	$88,800
Other foreign currency hedge contracts
Purchase	$120,739	$64,012
Sell	$119,869	$123,091

In October 2014, in anticipation of the issuance of the Senior Notes, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. We designated each of the Rate Lock Agreements as a qualifying hedging instrument and accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of a $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. For the three months ended September 30, 2015, we recognized $0.2 million for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of September 30, 2015, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $6.9 million.
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
In addition, we may in limited circumstances enter into agreements that contain customer-specific commitments on pricing, tool reliability, spare parts stocking levels, service response time and other commitments. Furthermore, we may give these customers limited audit or inspection rights to enable them to confirm that we are complying with these commitments. If a customer elects to exercise its audit or inspection rights, we may be required to expend significant resources to support the audit or inspection, as well as to defend or settle any dispute with a customer that could potentially arise out of such audit or inspection. To date, we have made no accruals in our condensed consolidated financial statements for this contingency. While we have not in the past incurred significant expenses for resolving disputes regarding these types of commitments, we cannot make any assurance that we will not incur any such liabilities in the future.
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 30, 2015. Actual results may differ materially.
As of September 30, 2015, we had an investment portfolio of fixed income securities of $1.6 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of September 30, 2015, the fair value of the portfolio would have declined by $18.0 million.
In November 2014, we issued $2.50 billion aggregate principal amount of fixed rate senior, unsecured long-term notes (collectively referred to as “Senior Notes”) due in various fiscal years ranging from 2018 to 2035. The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of September 30, 2015, the book value of our Senior Notes of $2.50 billion approximates the fair value of $2.52 billion. Additionally, the interest expense for the Senior Notes is subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. Following a rating change below investment grade, the stated interest rate for each series of Senior Notes may increase between 25 bps to 100 bps based on the adjusted credit rating. Refer to Note 6, “Debt” to the condensed consolidated financial statements in Part I, Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2 for additional details. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy. As of September 30, 2015, if our credit rating was downgraded below investment grade by Moody’s and S&P, the maximum potential increase to our annual interest expense on the Senior Notes, considering a 200 bps increase to the stated interest rate for each series of our Senior Notes, is estimated to be approximately $50.0 million.

In November 2014, we entered into $750 million aggregate principal amount of floating rate senior, unsecured prepayable term loans due in 2019 and a $500 million unfunded revolving credit facility. The interest rates for the term loans are based on LIBOR plus a fixed spread and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the adjusted credit rating. The fair value of the term loans is subject to interest rate risk only to the extent of the fixed spread portion of the interest rates which does not fluctuate with change in interest rates. As of September 30, 2015, the difference between book value and fair value of our term loans was immaterial. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the unfunded revolving credit facility which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. As of September 30, 2015, if LIBOR-based interest rates increased by 100 bps, the change would increase our annual interest expense annually by approximately $5.8 million as it relates to our borrowings under the term loans. Additionally, as of September 30, 2015, if our credit rating was downgraded to be below investment grade, the maximum potential increase to our annual interest expense for the term loans and the revolving credit facility, using the highest range of the ranges discussed above, is estimated to be approximately $3.9 million.
See Note 4, “Marketable Securities,” to the condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of September 30, 2015.
As of September 30, 2015, we had net forward and option contracts to sell $95.0 million in foreign currency in order to hedge certain currency exposures (see Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a detailed description). If we had entered into these contracts on September 30, 2015, the U.S. dollar equivalent would have been $99.4 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $26.8 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth above under Note 11, “Litigation and Other Legal Matters,” to the condensed consolidated financial statements in Item 1 of Part 1 is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
A description of factors that could materially affect our business, financial condition or operating results is provided below.
Risks Associated with the Merger
There are risks and uncertainties associated with the merger with Lam Research Corporation.
On October 21, 2015, KLA-Tencor announced it had entered into the Merger Agreement with Lam.
The transaction contemplates two mergers (“Mergers”) for it to be fully in effect. Consummation of the Mergers is subject to certain conditions, including (1) the receipt of the necessary approvals from KLA-Tencor stockholders and Lam stockholders; (2) the expiration or termination of any waiting periods applicable to the consummation of the Mergers under applicable antitrust and competition laws; and (3) the absence of any law or order restraining, enjoining or otherwise prohibiting the Mergers. Each of Lam’s and KLA-Tencor’s obligation to consummate the Mergers is also subject to certain additional customary conditions, including (1) subject to specific standards, the accuracy of the representations and warranties of the other party; and (2) performance in all material respects by the other party of its obligations under the Merger Agreement. There is no assurance that the conditions to the Mergers will be satisfied in a timely manner or at all.  Further, the announcement and pendency of the Merger Agreement may have an adverse effect on our business and share price. Additionally, if the Mergers are not completed, we may suffer a number of consequences that could adversely affect our business, results of operations, and stock price. There are numerous risks related to the Mergers, including the following:

•	Various conditions to the closing of the Mergers may not be satisfied or waived;

•
The Mergers may not be consummated, which among other things may cause our share price to decline to the extent that the current price of our common stock reflects an assumption that the Mergers will be completed;

•	The failure to consummate the Mergers may result in negative publicity and a negative impression of us in the investment community;

•	Required regulatory approvals from governmental entities may delay the Mergers or result in the imposition of conditions that could cause Lam to abandon the Mergers;

•	The Merger Agreement may be terminated in circumstance that would require us to pay Lam a termination fee of $290.0 million;

•	We will have incurred significant costs in connection with the acquisition that we may be unable to recover;

•	Our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected;

•	The attention of our employees and management may be diverted due to activities related to the Mergers;

•
We may forego opportunities we might otherwise pursue absent the Merger Agreement, and may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures;

•
Disruptions from the Mergers, whether or not it is completed, may harm our relationships with our employees, customers, distributors, suppliers or other business partners, and may result in a loss of or a substantial decrease in purchases by our customers; and

•
The Merger Agreement restricts us from engaging in certain actions without Lam's approval, which could prevent us from pursuing certain business opportunities outside the ordinary course of business that arise prior to the closing of the Mergers.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Mergers, and these fees and costs are payable by us regardless of whether the Mergers are consummated.

Litigation challenging the Merger Agreement may prevent the Mergers from being consummated at all or within the expected timeframe.
Class action lawsuits may be filed against us, our Board of Directors and other parties to the Merger Agreement, challenging our acquisition by Lam. Those lawsuits brought by purported shareholders of KLA-Tencor seek, among other things, to enjoin consummation of the Mergers. One of the conditions to the consummation of the Transaction is that no governmental entity having jurisdiction over KLA-Tencor, Lam, or any of the other parties to the agreement shall have issued an order, decree or ruling or taken any other material action enjoining or otherwise prohibiting consummation of any of the Mergers substantially on the terms contemplated by the Merger Agreement. As such, if any of the plaintiffs are successful in their efforts, then our acquisition by Lam may not be consummated at all or within the expected timeframe.
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
We attempt to operate our business in accordance with a business plan that is established annually, revised frequently (generally quarterly), and reviewed by management even more frequently (at least monthly). Our business plan is developed based on a number of factors, many of which require estimates and assumptions, such as our expectations of the economic environment, future business levels, our customers’ willingness and ability to place orders, lead-times, and future revenue and cash flow. Our budgeted operating expenses, for example, are based in part on our future revenue expectations. However, our ability to achieve our anticipated revenue levels is a function of numerous factors, including the volatile and cyclical nature of our primary industry, customer order cancellations, macroeconomic changes, operational matters regarding particular agreements, our ability to manage customer deliveries, the availability of resources for the installation of our products delays or accelerations by customers in taking deliveries and the acceptance of our products (for products where customer acceptance is required before we can recognize revenue from such sales), our ability to operate our business and sales processes effectively, and a number of the other risk factors set forth in this Item 1A.
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
As of September 30, 2015, we had $3.17 billion aggregate principal amount of outstanding indebtedness, consisting of $2.50 billion aggregate principal amount of senior, unsecured long-term notes and approximately $671.3 million of term loans under a Credit Agreement (the “Credit Agreement”). Additionally, we have commitments for an unfunded revolving credit facility of $500.0 million under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded revolving credit facility under the Credit Agreement and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
The term loans under the Credit Agreement bear interest at a floating rate, which is based on the London Interbank Offered Rate plus a fixed spread, and, therefore, any increase in interest rates would require us to pay additional interest, which may have an adverse effect on the value and liquidity of our debt and the market price of our common stock could decline. The interest rate under the Credit Facility is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. Additionally, under the Credit Agreement, we are required to comply with affirmative and negative covenants, which include the maintenance of certain financial ratios, the details of which can be found in Note 6, “Debt.” If we fail to comply with these covenants, we will be in default and our borrowings will become immediately due and payable. There can be no assurance that we will have sufficient financial resources or we will be able to arrange financing to repay our borrowings at such time. In addition, certain of our domestic subsidiaries under the Credit Agreement are required to guarantee our borrowings under the Credit Agreement. In the event that we default on our borrowings, these domestic subsidiaries shall be liable for our borrowings, which could disrupt our operations and result in a material adverse impact on our business, financial condition or stock price.
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

•	an impairment of our ability to obtain additional financing in the future; and

•	obligations to comply with restrictive and financial covenants as noted in the above risk factor and Note 6, “Debt.”
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
Our Board of Directors first instituted a quarterly dividend during the fiscal year ended June 30, 2005. Since that time, we have announced a number of increases in the amount of our quarterly dividend level as well as payment of a special cash dividend that was declared and substantially paid in the second quarter of our fiscal year ended June 30, 2015. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends may be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; changes to our business model; and our increased interest and principal payments required by our approximately $3.25 billion aggregate principal amount of outstanding indebtedness and any additional indebtedness that we may incur in the future. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
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
Historically, we recorded material restructuring charges related to our prior global workforce reductions, large excess inventory write-offs, and material impairment charges related to our goodwill and purchased intangible assets. During the fourth quarter of fiscal year 2015, we implemented a plan to reduce our global employee workforce to streamline our organization and business processes in response to changing customer requirements in our industry. We substantially completed the global employee workforce reduction during the three months ended September 30, 2015 and recorded net restructuring charges of $7.1 million during the same period. Such workforce changes can also temporarily reduce workforce productivity, which could be disruptive to our business and adversely affect our results of operations. In addition, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame. If we again restructure our organization and business processes, implement additional cost reduction actions or discontinue certain business operations, we may take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write-off additional inventory if our product build plans or usage of service inventory decline. Also, as our lead times from suppliers increase (due to the increasing complexity of the parts and components they provide) and the lead times demanded by our customers decrease (due to the time pressures they face when introducing new products or technology or bringing new facilities into production), we may be compelled to increase our commitments, and therefore our risk exposure, to inventory purchases to meet our customers’ demands in a timely manner, and that inventory may need to be written-off if demand for the underlying product declines for any reason. Such additional write-offs could constitute material charges.

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
In the conduct of our business, we collect, use, transmit and store data on information systems. This data includes confidential information, transactional information and intellectual property belonging to us, our customers and our business partners, as well as personally-identifiable information of individuals. We allocate significant resources to network security, data encryption and other measures to protect our information systems and data from unauthorized access or misuse. Despite our ongoing efforts to enhance our network security measures, our information systems are susceptible to computer viruses, cyber-related security breaches and similar disruptions from unauthorized intrusions, tampering, misuse, criminal acts, including phishing, or other events or developments that we may be unable to anticipate or fail to mitigate, and subject to the inherent vulnerabilities of network security measures. We have experienced cyber-related attacks in the past, and may experience cyber-related attacks in the future. Our security measures may also be breached due to employee errors, malfeasance, or otherwise. Third parties may also attempt to influence employees, users, suppliers or customers to disclose sensitive information in order to gain access to our, our customers’ or business partners’ data.   Because the techniques used to obtain unauthorized access to the information systems change frequently, and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
Any of such occurrences could result in disruptions to our operations; misappropriation, corruption or theft of confidential information, including intellectual property and other critical data, of KLA-Tencor, our customers and other business partners; misappropriation of funds and company assets; reduced value of our investments in research, development and engineering; litigation with, or payment of damages to, third parties; reputational damage; costs to comply with regulatory inquiries or actions; data privacy issues; costs to rebuild our internal information systems; and increased cybersecurity protection and remediation costs.
We carry insurance that provides some protection against the potential losses arising from a cybersecurity incident but it will not likely cover all such losses, and the losses that it does not cover may be significant.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended September 30, 2015 (1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015	758,664	$53.79	8,602,749
August 1, 2015 to August 31, 2015	939,232	$50.15	7,663,517
September 1, 2015 to September 30, 2015	1,179,386	$49.45	6,484,131
Total	2,877,282	$50.82
__________________

(1)
Our Board of Directors has authorized a program for us to repurchase shares of our common stock. The total number and dollar amount of shares repurchased for the three months ended September 30, 2015 and fiscal years ended June 30, 2015, 2014 and 2013 were 2.9 million shares ($146.2 million), 9.3 million shares ($608.9 million), 3.8 million shares ($240.8 million) and 5.4 million shares ($273.3 million), respectively. In connection with entering into the Merger Agreement, we suspended further repurchases under our repurchase program on October 21, 2015.

(2)	All shares were purchased pursuant to the publicly announced repurchase program described in footnote 1 above. Shares are reported based on the trade date of the applicable repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 20, 2015, by and among Lam Research Corporation, Topeka Merger Sub 1, Inc., Topeka Merger Sub 2, Inc. and KLA-Tencor Corporation	8-K	000-09992	2.1	10/21/15

10.44	Fiscal Year 2016 Executive Incentive Plan *+

10.45	Executive Severance Plan, as amended and restated *

10.46	2010 Executive Severance Plan, as amended and restated *

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Denotes a management contract, plan or arrangement.
+ Confidential treatment has been requested as to a portion of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

October 22, 2015	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

October 22, 2015	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 22, 2015	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 20, 2015, by and among Lam Research Corporation, Topeka Merger Sub 1, Inc., Topeka Merger Sub 2, Inc. and KLA-Tencor Corporation	8-K	000-09992	2.1	10/21/2015

10.44	Fiscal Year 2016 Executive Incentive Plan*+

10.45	Executive Severance Plan, as amended and restated *

10.46	2010 Executive Severance Plan, as amended and restated *

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Denotes a management contract, plan or arrangement.
+ Confidential treatment has been requested as to a portion of this exhibit.