Form 10-Q
period 2015-12-31
KLA TENCOR CORP
filed 2016-01-28
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of January 15, 2016, there were 155,664,640 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$886,591	$838,025
Marketable securities	1,354,834	1,549,086
Accounts receivable, net	427,115	585,494
Inventories	691,786	617,904
Deferred income taxes	217,473	236,253
Other current assets	106,906	77,814
Total current assets	3,684,705	3,904,576
Land, property and equipment, net	292,393	314,591
Goodwill	335,205	335,263
Purchased intangibles, net	6,934	11,895
Other non-current assets	253,279	259,687
Total assets	$4,572,516	$4,826,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,314	$103,342
Deferred system profit	131,848	148,691
Unearned revenue	63,587	71,335
Current portion of long-term debt	—	16,981
Other current liabilities	540,581	661,414
Total current liabilities	858,330	1,001,763
Non-current liabilities:
Long-term debt	3,131,676	3,173,435
Unearned revenue	49,360	47,145
Other non-current liabilities	167,525	182,230
Total liabilities	4,206,891	4,404,573
Commitments and contingencies (Note 11 and Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	416,144	474,374
Accumulated deficit	—	(12,362)
Accumulated other comprehensive income (loss)	(50,519)	(40,573)
Total stockholders’ equity	365,625	421,439
Total liabilities and stockholders’ equity	$4,572,516	$4,826,012

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands, except per share amounts)	2015	2014	2015	2014
Revenues:
Product	$527,780	$503,884	$988,519	$980,482
Service	182,465	172,473	364,370	338,776
Total revenues	710,245	676,357	1,352,889	1,319,258
Costs and expenses:
Costs of revenues	280,980	283,213	551,224	571,680
Engineering, research and development	118,272	133,557	238,215	277,194
Selling, general and administrative	96,532	104,873	188,195	206,517
Loss on extinguishment of debt and other, net	—	131,669	—	131,669
Interest expense	30,539	31,301	61,103	44,822
Other expense (income), net	(1,553)	(1,988)	(5,622)	(5,363)
Income (loss) before income taxes	185,475	(6,268)	319,774	92,739
Provision for (benefit from) income taxes	33,268	(26,536)	62,670	238
Net income	$152,207	$20,268	$257,104	$92,501
Net income per share:
Basic	$0.98	$0.12	$1.65	$0.56
Diluted	$0.98	$0.12	$1.64	$0.56
Cash dividends declared per share (including a special cash dividend of $16.50 per share declared during the three months ended December 31, 2014)	$0.52	$17.00	$1.04	$17.50
Weighted-average number of shares:
Basic	155,252	164,036	156,036	164,440
Diluted	155,996	165,317	156,971	165,950

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands)	2015	2014	2015	2014
Net income	$152,207	$20,268	$257,104	$92,501
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	(2,144)	(9,333)	(8,268)	(17,069)
Change in income tax benefit or expense	380	3,101	1,764	5,973
Net change related to currency translation adjustments	(1,764)	(6,232)	(6,504)	(11,096)
Cash flow hedges:
Change in net unrealized gains or losses	707	11,924	(1,154)	13,957
Reclassification adjustments for net gains or losses included in net income	165	(1,584)	(237)	(1,812)
Change in income tax benefit or expense	(314)	(3,727)	500	(4,377)
Net change related to cash flow hedges	558	6,613	(891)	7,768
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	576	580	806	1,313
Available-for-sale securities:
Change in net unrealized gains or losses	(4,715)	(389)	(4,234)	(3,124)
Reclassification adjustments for gains or losses included in net income	(26)	(281)	(43)	(1,916)
Change in income tax benefit or expense	989	158	920	1,573
Net change related to available-for-sale securities	(3,752)	(512)	(3,357)	(3,467)
Other comprehensive income (loss)	(4,382)	449	(9,946)	(5,482)
Total comprehensive income	$147,825	$20,717	$247,158	$87,019

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended December 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$257,104	$92,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,264	40,060
Asset impairment charges	358	—
Loss on extinguishment of debt and other, net	—	131,669
Non-cash stock-based compensation expense	23,573	30,331
Excess tax benefit from equity awards	(11,541)	(14,788)
Net gain on sales of marketable securities and other investments	(1,258)	(1,916)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	157,023	(161,021)
Increase in inventories	(67,911)	(12,743)
Increase in other assets	(3,663)	(82,588)
Increase in accounts payable	19,205	5,754
Increase (decrease) in deferred system profit	(16,843)	20,163
Decrease in other liabilities	(98,205)	(1,412)
Net cash provided by operating activities	294,106	46,010
Cash flows from investing activities:
Capital expenditures, net	(15,279)	(26,228)
Proceeds from sale of assets	1,215	—
Purchases of available-for-sale securities	(624,861)	(1,094,276)
Proceeds from sale of available-for-sale securities	485,087	1,441,460
Proceeds from maturity of available-for-sale securities	326,335	383,132
Purchases of trading securities	(35,005)	(39,566)
Proceeds from sale of trading securities	35,576	36,793
Net cash provided by investing activities	173,068	701,315
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	—	3,224,906
Repayment of debt	(60,000)	(877,367)
Issuance of common stock	21,908	29,403
Tax withholding payments related to vested and released restricted stock units	(22,021)	(27,800)
Common stock repurchases	(181,711)	(266,360)
Payment of dividends to stockholders	(183,054)	(2,879,152)
Excess tax benefit from equity awards	11,541	14,788
Net cash used in financing activities	(413,337)	(781,582)
Effect of exchange rate changes on cash and cash equivalents	(5,271)	(11,739)
Net increase (decrease) in cash and cash equivalents	48,566	(45,996)
Cash and cash equivalents at beginning of period	838,025	630,861
Cash and cash equivalents at end of period	$886,591	$584,865
Supplemental cash flow disclosures:
Income taxes paid, net	$59,475	$57,729
Interest paid	$59,860	$33,228
Non-cash activities:
Purchase of land, property and equipment - investing activities	$2,253	$3,962
Unsettled common stock repurchase - financing activities	$—	$12,589
Dividends payable - financing activities	$20,284	$42,987

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business. KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. KLA-Tencor’s broad portfolio of wafer inspection and patterning products, and related service, software and other offerings primarily supports integrated circuit, which is referred to as an “IC” or “chip,” manufacturers throughout the entire semiconductor fabrication process, from research and development to final volume production. KLA-Tencor provides leading-edge equipment, software and support that enable IC manufacturers to identify, resolve and manage significant advanced technology manufacturing process challenges and obtain higher finished product yields at lower overall cost. In addition to serving the semiconductor industry, KLA-Tencor also provides a range of technology solutions to a number of other high technology industries, including the LED and data storage industries, as well as general materials research.
On October 20, 2015, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Lam Research Corporation (“Lam Research”), under which KLA-Tencor will, subject to the satisfaction or waiver of the conditions therein, ultimately become a direct or indirect wholly-owned subsidiary of Lam Research.
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
The transaction is expected to close in mid-calendar year 2016, pending receipt of customary regulatory approvals and the satisfaction of other customary closing conditions, including the approval by the Company’s stockholders of the Merger Agreement and the approval by Lam Research’s stockholders of the issuance of shares in the transaction.
The Merger Agreement contains certain termination rights for both the Company and Lam Research, including if a governmental body prohibits the Mergers or if the Mergers are not consummated by July 20, 2016, subject to certain extension rights. Upon termination of the Merger Agreement under specified circumstances, the Company or Lam Research will be required to pay the other party a termination fee of $290.0 million.
For additional details on the transaction, refer to copy of the Merger Agreement attached as an Exhibit to the Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on October 21, 2015.
Basis of Presentation. The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on August 7, 2015.
The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2016.
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
Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The Company derives revenue from three sources—sales of systems, spare parts and services. In general, the Company recognizes revenue for systems when the system has been installed, is operating according to predetermined specifications and is accepted by the customer. When the Company has demonstrated a history of successful installation and acceptance, the Company recognizes revenue upon delivery and customer acceptance. Under certain circumstances, however, the Company recognizes revenue prior to acceptance from the customer, as follows:

•	When the customer fab has previously accepted the same tool, with the same specifications, and when the Company can objectively demonstrate that the tool meets all of the required acceptance criteria.

•	When system sales to independent distributors have no installation requirement, contain no acceptance agreement, and 100% of the payment is due based upon shipment.

•	When the installation of the system is deemed perfunctory.

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
The Company sells stand-alone software that is subject to software revenue recognition guidance. The Company periodically reviews selling prices to determine whether VSOE exists, and in situations where the Company is unable to establish VSOE for undelivered elements such as post-contract service, revenue is recognized ratably over the term of the service contract.

The Company also defers the fair value of non-standard warranty bundled with equipment sales as unearned revenue. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for 12 months. Non-standard warranty is recognized ratably as revenue when the applicable warranty term period commences.
The deferred system profit balance equals the amount of deferred system revenue that was invoiced and due on shipment, less applicable product and warranty costs. Deferred system revenue represents the value of products that have been shipped and billed to customers which have not met the Company’s revenue recognition criteria. Deferred system profit does not include the profit associated with product shipments to certain customers in Japan, to whom title does not transfer until customer acceptance. Shipments to such customers in Japan are classified as sales of inventory at cost until the time of acceptance.
Recent Accounting Pronouncements.
Updates Not Yet Effective
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update regarding revenue from customer contracts to transfer goods and services or non-financial assets unless the contracts are covered by other standards (for example, insurance or lease contracts). Under the new guidance, an entity should recognize revenue in connection with the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The updates are effective for the Company beginning in the first quarter of the fiscal year ending June 30, 2018. In August 2015, the FASB deferred the effective date of the update by one year, with early adoption on the original effective date permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
In April 2015, the FASB issued an accounting standard update for customer’s cloud based fees. The guidance changes what a customer must consider in determining whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in accordance with guidance related to internal use software; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The update is effective for the Company beginning in the first quarter of the Company’s fiscal year ending June 30, 2017. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
In July 2015, the FASB issued an accounting standard update for the subsequent measurement of inventory. The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The requirement would replace the current lower of cost or market evaluation and the accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. The update is effective for the Company beginning in the first quarter of the Company’s fiscal year ending June 30, 2018 and should be applied prospectively with early adoption permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
In November 2015, the FASB issued an accounting standard update for the presentation of deferred income taxes. Under this new guidance, deferred tax liabilities and assets should be classified as noncurrent in a classified balance sheet. The update is effective for the Company beginning in the first quarter of the Company’s fiscal year ending June 30, 2018 with early adoption permitted as of the beginning of an interim or annual reporting period. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

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
The Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of December 31, 2015, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. As of December 31, 2015, the types of instruments valued based on quoted market prices in active markets included money market funds, U.S. Treasury securities, certain sovereign securities and certain U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
As of December 31, 2015, the types of instruments valued based on other observable inputs included corporate debt securities, municipal securities, certain U.S. Government agency securities and certain sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of December 31, 2015 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
U.S. Government agency securities	$32,997	$—	$32,997
Corporate debt securities	53,320	—	53,320
Money market and other	470,811	470,811	—
Sovereign securities	17,736	—	17,736
Marketable securities:
U.S. Treasury securities	273,524	273,524	—
U.S. Government agency securities	371,319	371,319	—
Municipal securities	7,717	—	7,717
Corporate debt securities	652,433	—	652,433
Sovereign securities	42,779	6,427	36,352
Total cash equivalents and marketable securities(1)	1,922,636	1,122,081	800,555
Other current assets:
Derivative assets	1,028	—	1,028
Other non-current assets:
Executive Deferred Savings Plan	161,053	90,556	70,497
Total financial assets(1)	$2,084,717	$1,212,637	$872,080
Liabilities
Other current liabilities:
Derivative liabilities	$(4,092)	$—	$(4,092)
Total financial liabilities	$(4,092)	$—	$(4,092)
________________
(1) Excludes cash of $251.1 million held in operating accounts and time deposits of $67.7 million as of December 31, 2015.

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
There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three and six months ended December 31, 2015. The Company did not have significant assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of December 31, 2015 or June 30, 2015.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS
Balance Sheet Components

(In thousands)	As of December 31, 2015	As of June 30, 2015
Accounts receivable, net:
Accounts receivable, gross	$448,786	$607,157
Allowance for doubtful accounts	(21,671)	(21,663)
	$427,115	$585,494
Inventories:
Customer service parts	$221,980	$209,726
Raw materials	226,377	194,218
Work-in-process	186,359	156,820
Finished goods	57,070	57,140
	$691,786	$617,904
Other current assets:
Prepaid expenses	$38,625	$37,006
Income tax related receivables	61,129	32,850
Other current assets	7,152	7,958
	$106,906	$77,814
Land, property and equipment, net:
Land	$40,385	$40,397
Buildings and leasehold improvements	318,904	316,566
Machinery and equipment	508,578	510,642
Office furniture and fixtures	21,573	21,411
Construction-in-process	3,432	3,152
	892,872	892,168
Less: accumulated depreciation and amortization	(600,479)	(577,577)
	$292,393	$314,591
Other non-current assets:
Executive Deferred Savings Plan(1)	$161,053	$165,655
Deferred tax assets – long-term	77,288	78,648
Other non-current assets	14,938	15,384
	$253,279	$259,687
Other current liabilities:
Warranty	$36,148	$36,413
Executive Deferred Savings Plan(1)	163,988	167,886
Compensation and benefits	130,394	196,682
Income taxes payable	18,880	15,582
Interest payable	19,398	19,395
Customer credits and advances	89,265	93,212
Other accrued expenses	82,508	132,244
	$540,581	$661,414
Other non-current liabilities:
Pension liabilities	$53,930	$55,696
Income taxes payable	65,997	69,018
Other non-current liabilities	47,598	57,516
	$167,525	$182,230

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan”) under which certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. The Company invests these funds in certain mutual funds and such investments are classified as trading securities on the condensed consolidated balance sheets. Distributions from the Executive Deferred Savings Plan commence following a participant’s retirement or termination of employment or on a specified date allowed per the Executive Deferred Savings Plan provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. Participants can generally elect the distributions to be paid in lump sum or quarterly cash payments over a scheduled period for up to 15 years and are allowed to make subsequent changes to their existing elections as permissible under the Executive Deferred Savings Plan provisions. Changes in the Executive Deferred Savings Plan liability is recorded in selling, general and administrative expense in the condensed consolidated statements of operations. The expense (benefit) associated with changes in the liability included in selling, general and administrative expense were $6.8 million and $6.1 million for the three months ended December 31, 2015 and 2014, respectively. The expense (benefit) associated with changes in the liability included in selling, general and administrative expense were $(3.3) million and $4.2 million for the six months ended December 31, 2015 and 2014, respectively. Changes in the Executive Deferred Savings Plan assets are recorded as gains (losses), net in selling, general and administrative expense in the condensed consolidated statements of operations. The amount of gains (losses), net included in selling, general and administrative expense were $6.9 million and $6.2 million for the three months ended December 31, 2015 and 2014, respectively. The amount of gains (losses), net included in selling, general and administrative expense were $(3.1) million and $4.4 million for the six months ended December 31, 2015 and 2014, respectively.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of December 31, 2015	$(36,429)	$(2,623)	$3,662	$(15,129)	$(50,519)

Balance as of June 30, 2015	$(29,925)	$734	$4,553	$(15,935)	$(40,573)
The effects on net income of amounts reclassified from accumulated OCI to the Condensed Consolidated Statement of Operations for the indicated period were as follows (in thousands):

	Location in the Condensed Consolidated	Three months ended December 31,		Six months ended December 31,
Accumulated OCI Components	Statements of Operations	2015	2014	2015	2014
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$324	$1,933	$1,009	$2,202
	Costs of revenues	(678)	(475)	(1,150)	(516)
	Interest expense	189	126	378	126
	Net gains reclassified from accumulated OCI	$(165)	$1,584	$237	$1,812

Unrealized gains on available-for-sale securities	Other expense (income), net	$26	$281	$43	$1,916
The amounts reclassified out of accumulated OCI related to the Company’s defined benefit pension plans, which were recognized as a component of net periodic cost for the three and six months ended December 31, 2015 were $0.7 million and $1.0 million, respectively. The amounts reclassified out of accumulated OCI related to the Company’s defined benefit pension plans, which were recognized as a component of net periodic cost for the three and six months ended December 31, 2014 were $0.7 million and $1.5 million, respectively. For additional details, refer to Note 11, “Employee Benefit Plans” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of December 31, 2015 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$274,142	$12	$(630)	$273,524
U.S. Government agency securities	404,990	71	(745)	404,316
Municipal securities	7,719	2	(4)	7,717
Corporate debt securities	707,685	61	(1,993)	705,753
Money market and other	470,811	—	—	470,811
Sovereign securities	60,555	4	(44)	60,515
Subtotal	1,925,902	150	(3,416)	1,922,636
Add: Time deposits(1)	67,733	—	—	67,733
Less: Cash equivalents	635,535	3	(3)	635,535
Marketable securities	$1,358,100	$147	$(3,413)	$1,354,834

As of June 30, 2015 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$274,965	$605	$(15)	$275,555
U.S. Government agency securities	571,843	551	(126)	572,268
Municipal securities	31,819	7	(10)	31,816
Corporate debt securities	625,965	511	(515)	625,961
Money market and other	611,385	—	—	611,385
Sovereign securities	57,091	33	(31)	57,093
Subtotal	2,173,068	1,707	(697)	2,174,078
Add: Time deposits(1)	29,941	—	—	29,941
Less: Cash equivalents	654,933	—	—	654,933
Marketable securities	$1,548,076	$1,707	$(697)	$1,549,086
________________

(1)	Time deposits excluded from fair value measurements.
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

As of December 31, 2015 (In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$250,397	$(630)
U.S. Government agency securities	298,143	(745)
Municipal securities	3,005	(4)
Corporate debt securities	584,219	(1,990)
Sovereign securities	35,752	(44)
Total	$1,171,516	$(3,413)
__________________

(1)	As of December 31, 2015, the amount of total gross unrealized losses related to investments that had been in a continuous loss position for 12 months or more was immaterial.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company’s Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of December 31, 2015 (In thousands)	Amortized Cost	Fair Value
Due within one year	$379,750	$379,437
Due after one year through three years	978,350	975,397
	$1,358,100	$1,354,834
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains on available-for-sale securities for the three months ended December 31, 2015 and 2014 were immaterial, respectively. Realized gains on available-for-sale securities for the six months ended December 31, 2015 was immaterial and for the six months ended December 31, 2014 was $2.1 million. Realized losses on available-for-sale securities for the three and six months ended December 31, 2015 and 2014 were immaterial, respectively.
NOTE 5 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in prior business combinations.
The Company has made certain organizational changes and consolidated its product divisions effective in the first quarter of fiscal year 2016, in response to changing customer requirements in the industry. As required by the authoritative guidance, when an entity reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill is reassigned to the affected reporting units using a relative fair value allocation approach. The fair value of each reporting unit is compared to the fair value of the business immediately prior to the reorganization. The fair value for the Company’s reporting units was determined using a weighted combination of market-based and income-based approach. The Company has four reporting units as of December 31, 2015: Wafer Inspection, Patterning, Global Service and Support, and Others. The goodwill balance by reporting units as of December 31, 2015 were as follows:

(In thousands)	Wafer Inspection		Patterning		Others		Total
Balance as of June 30, 2015	$332,783	(1)	$2,480	(2)	$—		$335,263
Goodwill allocation	(51,671)	(3)	50,775	(3)	896	(3)	—
Goodwill adjustment	(58)		—		—		(58)
Balance as of December 31, 2015	$281,054		$53,255		$896		$335,205
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
The changes in the gross goodwill balance during the six months ended December 31, 2015 resulted from foreign currency translation adjustments.
The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2015 during the three months ended December 31, 2015 as part of its annual goodwill impairment assessment and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of key factors including change in industry and competitive environment, market capitalization, stock price, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities. As such, it was not necessary to perform the two-step quantitative goodwill impairment test at this time. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the second quarter of the fiscal year ending June 30, 2016. The next annual assessment of the goodwill by reporting unit will be performed in the second quarter of the fiscal year ending June 30, 2017.

Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of December 31, 2015			As of June 30, 2015
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$141,659	$137,160	$4,499	$141,659	$134,664	$6,995
Patents	6-13 years	57,648	57,648	—	57,648	56,998	650
Trade name/Trademark	4-10 years	19,893	19,422	471	19,893	18,899	994
Customer relationships	6-7 years	54,980	53,016	1,964	54,980	51,724	3,256
Total		$274,180	$267,246	$6,934	$274,180	$262,285	$11,895
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
For the three months ended December 31, 2015 and 2014, amortization expense for intangible assets was $1.3 million and $4.0 million, respectively. For the six months ended December 31, 2015 and 2014, amortization expense for intangible assets was $5.0 million and $8.1 million, respectively. Based on the intangible assets recorded as of December 31, 2015, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2016 (remaining 6 months)	$2,603
2017	2,806
2018	1,525
Total	$6,934
NOTE 6 – DEBT
The following table summarizes the debt of the Company as of December 31, 2015 and June 30, 2015:

	As of December 31, 2015		As of June 30, 2015
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 2.375% Senior notes due on November 1, 2017	$250,000	2.396%	$250,000	2.396%
Fixed-rate 3.375% Senior notes due on November 1, 2019	250,000	3.377%	250,000	3.377%
Fixed-rate 4.125% Senior notes due on November 1, 2021	500,000	4.128%	500,000	4.128%
Fixed-rate 4.650% Senior notes due on November 1, 2024(1)	1,250,000	4.682%	1,250,000	4.682%
Fixed-rate 5.650% Senior notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Term loans	651,250		711,250
Total debt	3,151,250		3,211,250
Unamortized discount	(3,518)		(3,723)
Unamortized debt issuance costs	(16,056)		(17,111)
Total debt	$3,131,676		$3,190,416

Reported as:
Current portion of long-term debt	$—		$16,981
Long-term debt	3,131,676		3,173,435
Total debt	$3,131,676		$3,190,416
__________________

(1)
The effective interest rate disclosed above for this series of Senior Notes excludes the impact of the treasury rate lock hedge discussed below. The effective interest rate including the impact of the treasury rate lock hedge was 4.626%.

As of December 31, 2015, future principal payments for the long-term debt are summarized as follows. For fiscal year ending 2016, there are no scheduled payments since the Company made $61.3 million of principal prepayments on the term loans as of December 31, 2015.

Fiscal year ending June 30:	Amount (In thousands)
2016 (remaining 6 months)	$—
2017 (remaining 3 months of scheduled payments)	4,375
2018	315,625
2019	75,000
2020	756,250
Thereafter	2,000,000
Total payments	$3,151,250
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
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit the Company’s ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of December 31, 2015, the Company was in compliance with all of its covenants under the Indenture associated with the Senior Notes.
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of December 31, 2015 and June 30, 2015 was approximately $2.52 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.

Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, the Company entered into $750 million of five-year senior unsecured prepayable term loans and a $500 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement (the “Credit Agreement”). The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with the Company’s credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the then effective credit rating. The Company is also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with the Company’s credit rating downgrades or upgrades by Moody’s and S&P. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter, and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). The Company may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty. During the second quarter of fiscal quarter ended December 31, 2015, the Company prepaid additional principal of $20.0 million for the term loans.
Future principal payments for the Company’s term loans (without giving effect to $61.3 million of principal prepayments as of December 31, 2015 that shall be applied to the future scheduled quarterly payments) as of December 31, 2015, are as follows:

Fiscal Quarters Ending	Quarterly Payment (In thousands)
March 31, 2016 through December 31, 2016	$9,375
March 31, 2017 through December 31, 2017	$14,063
March 31, 2018 through September 30, 2019	$18,750
December 31, 2019	$487,500
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
The Company was in compliance with the financial covenants under the Credit Agreement as of December 31, 2015 and had no outstanding borrowings under the unfunded revolving credit facility.
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
NOTE 7 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
As of December 31, 2015, the Company had two plans under which the Company was able to issue equity incentive awards, such as restricted stock units and stock options, to its employees, consultants and members of its Board of Directors: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 1998 Director Plan (the “Outside Director Plan”).

2004 Plan:
The 2004 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to the Company’s employees, consultants and members of its Board of Directors. As of December 31, 2015, 4.9 million shares were available for issuance under the 2004 Plan.
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
Outside Director Plan
The Outside Director Plan only permits the issuance of stock options to the non-employee members of the Board of Directors. As of December 31, 2015, 1.7 million shares were available for grant under the Outside Director Plan.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under the Company’s equity incentive plans for the indicated periods:

(In thousands)	Available For Grant
Balance as of June 30, 2015(1)(2)	7,810
Restricted stock units granted(3)(2)	(1,541)
Restricted stock units canceled(2)	360
Balance as of December 31, 2015(1)(2)	6,629
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

(3)
Includes restricted stock units granted to senior management during the six months ended December 31, 2015 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of December 31, 2015, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during the six months ended December 31, 2015, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied.

The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. For restricted stock units granted without “dividend equivalent” rights, fair value is calculated using the closing price of the Company’s common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those restricted stock units. In November 2013, the Company’s stockholders approved amendments to the 2004 Plan that included, among other things, giving the plan administrator the ability to grant “dividend equivalent” rights in connection with awards of restricted stock units, performance shares, performance units and deferred stock units before they are fully vested as discussed above. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date. As of December 31, 2015, the Company accrued $20.3 million of dividends payable, substantially all of which is related to the special cash dividend for the unvested restricted stock units outstanding as of the dividend record date as well as restricted stock units granted with dividend equivalent rights during the six months ended December 31, 2015, which entitle the holders of such equity awards to the same dividend value per share as holders of common stock subject to meeting the vesting requirements of the underlying equity awards. The fair value for purchase rights under the Company’s Employee Stock Purchase Plan is determined using a Black-Scholes valuation model.
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2015	2014	2015	2014
Stock-based compensation expense by:
Costs of revenues	$1,266	$1,963	$2,730	$4,200
Engineering, research and development	2,269	3,335	4,761	7,075
Selling, general and administrative	7,790	9,550	16,082	19,056
Total stock-based compensation expense	$11,325	$14,848	$23,573	$30,331
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of December 31, 2015	As of June 30, 2015
Inventory	$3,583	$3,242
Stock Options
The Company has not issued any stock options since October 2007. However, during the three months ended December 31, 2014, the Company adjusted the number of shares subject to outstanding options under the 2004 Plan by an aggregate of 4,245 shares pursuant to a proportionate and equitable adjustment for the effect of the special cash dividend, as required by the 2004 Plan. The total number of outstanding options under the 2004 Plan as well as the associated exercise prices were adjusted to ensure the aggregate intrinsic value remained the same after considering the effect of the special cash dividend. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. Additionally, the adjustment did not have an impact on the shares available for future issuance under the 2004 Plan. As of December 31, 2015, the outstanding stock options are immaterial (all vested and exercisable).
The following table shows the total intrinsic value of options exercised, total cash received from employees and non-employee Board members as a result of stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2015	2014	2015	2014
Total intrinsic value of options exercised	$1	$441	$1	$3,919
Total cash received from employees and non-employee Board members as a result of stock option exercises	$1	$540	$1	$5,217
Tax benefits realized by the Company in connection with these exercises	$—	$152	$—	$1,769
The Company generally settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.

Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the six months ended December 31, 2015 and restricted stock units outstanding as of December 31, 2015 and June 30, 2015:

Restricted Stock Units	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2015	2,674	$49.36
Granted(2)	770	$51.12
Vested and released	(805)	$38.57
Withheld for taxes	(440)	$38.57
Forfeited	(192)	$54.87
Outstanding restricted stock units as of December 31, 2015	2,007	$56.21
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. As described above, under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8x or 2.0x (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes restricted stock units granted to senior management during the six months ended December 31, 2015 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of December 31, 2015, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares (i.e., 0.3 million shares during the six months ended December 31, 2015) that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

The restricted stock units granted by the Company since the beginning of the fiscal year ended June 30, 2013 generally vest (a) with respect to awards with only service-based vesting criteria, in four equal installments on the first, second, third and fourth anniversaries of the grant date and (b) with respect to awards with both performance-based and service-based vesting criteria, in two equal installments on the third and fourth anniversaries of the grant date, in each case subject to the recipient remaining employed by the Company as of the applicable vesting date. The restricted stock units granted by the Company from the beginning of the fiscal year ended June 30, 2007 through the fiscal year ended June 30, 2012 generally vest in two equal installments on the second and fourth anniversaries of the grant date, subject to the recipient remaining employed by the Company as of the applicable vesting date. The restricted stock units granted to members of the board of directors vest on the first anniversary of the date of grant.
The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands, except for weighted-average grant date fair value)	2015	2014	2015	2014
Weighted-average grant date fair value per unit	$66.83	$81.28	$51.12	$74.56
Tax benefits realized by the Company in connection with vested and released restricted stock units	$2,165	$1,018	$25,682	$24,319
As of December 31, 2015, the unrecognized stock-based compensation expense balance related to restricted stock units was $76.1 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.7 years. The intrinsic value of outstanding restricted stock units as of December 31, 2015 was $139.2 million.

Cash-Based Long-Term Incentive Compensation
Starting in the fiscal year ended June 30, 2013, the Company adopted a cash-based long-term incentive (“Cash LTI”) program for many of its employees as part of the Company’s employee compensation program. During the six months ended December 31, 2015 and 2014, the Company approved Cash LTI awards of $47.1 million and $65.7 million, respectively under the Company’s Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the three months ended December 31, 2015 and 2014, the Company recognized $11.5 million and $10.7 million, respectively, in compensation expense under the Cash LTI Plan. During the six months ended December 31, 2015 and 2014, the Company recognized $21.4 million and $18.5 million, respectively, in compensation expense under the Cash LTI Plan. As of December 31, 2015, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $113.4 million.
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
The offering period (or length of the look-back period) under the ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date. The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The proposed merger of KLA-Tencor and Lam Research could shorten the offering period at the time of the close of the merger. Refer to Note 1, “Description of Business and Basis of Presentation” for additional details regarding the merger.
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Stock purchase plan:
Expected stock price volatility	23.9%	23.5%	23.9%	23.5%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Dividend yield	3.7%	2.7%	3.7%	2.7%
Expected life (in years)	0.5	0.5	0.5	0.5
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Total cash received from employees for the issuance of shares under the ESPP	$21,908	$24,186	$21,908	$24,186
Number of shares purchased by employees through the ESPP	454	405	454	405
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$339	$106	$719	$1,189
Weighted-average fair value per share based on Black-Scholes model	$11.34	$14.66	$11.34	$14.66

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of December 31, 2015, a total of 1.7 million shares were reserved and available for issuance under the ESPP.
Quarterly cash dividends
On November 4, 2015, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.52 per share on the outstanding shares of the Company’s common stock, which was paid on December 1, 2015 to the stockholders of record as of the close of business on November 16, 2015. Under the authoritative guidance, a dividend when declared is recognized as a reduction of retained earnings, to the extent available, with any excess recognized as a reduction of additional paid-in-capital. The quarterly cash dividend declared for the three months ended December 31, 2015 reduced retained earnings by $79.0 million and the excess amount was charged against additional paid-in capital by $1.7 million as the Company did not have enough retained earnings balance available as of the declaration date due to the balance being absorbed by the activity under its stock repurchase program. The total amount of regular quarterly cash dividends paid by the Company during the three months ended December 31, 2015 and 2014 was $80.8 million and $82.3 million, respectively. The total amount of regular quarterly cash dividends paid by the Company during the six months ended December 31, 2015 and 2014 was $162.5 million and $164.7 million, respectively. The amount of accrued dividends for quarterly cash dividends for unvested restricted stock units with dividend equivalent rights as of December 31, 2015 and 2014 was $1.6 million and $0.4 million, respectively.
Special cash dividend
On November 19, 2014, the Company’s Board of Directors declared a special cash dividend of $16.50 per share, which was paid on December 9, 2014 to the stockholders of record as of the close of business on December 1, 2014. Additionally, in connection with the special cash dividend, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved a proportionate and equitable adjustment to outstanding equity awards (restricted stock units and stock options), as required under the 2004 Plan, subject to the vesting requirements of the underlying awards. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. Under the authoritative guidance, the dividend when declared is recognized as a reduction of retained earnings, to the extent available, with any excess recognized as a reduction of additional paid-in-capital. The special cash dividend reduced the retained earnings by $2.1 billion as of the special cash dividend declaration date, reducing the retained earnings amount to zero and the excess amount of the special cash dividend of $646.5 million was charged against additional paid-in capital. The declaration and payment of the special cash dividend are part of the Company’s leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 6, “Debt” that was completed during the three months ended December 31, 2014. The total amount of the special cash dividend accrued by the Company during the three months ended December 31, 2014 was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014. As of December 31, 2015, the Company accrued a total of $18.7 million of dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. During the three and six months ended December 31, 2015, the total special cash dividends paid with respect to fully vested restricted stock units with dividend equivalent rights was $0.6 million and $20.5 million, respectively. The total amount of the special cash dividend accrued by the Company during the three and six months ended December 31, 2014 was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. Other than the special cash dividend declared during the three months ended December 31, 2014, the Company historically has not declared any special cash dividends. For additional details on accrued dividends, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2.

NOTE 8 – STOCK REPURCHASE PROGRAM
The Company’s Board of Directors has authorized a program for the Company to repurchase shares of the Company’s common stock. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18. As of December 31, 2015, an aggregate of approximately 5.9 million shares were available for repurchase under the Company’s repurchase program. In connection with entering into the Merger Agreement with Lam Research, the Company suspended further repurchases under its repurchase program effective October 21, 2015.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2015	2014	2015	2014
Number of shares of common stock repurchased	568	2,120	3,445	3,862
Total cost of repurchases	$29,509	$148,266	$175,743	$278,949
As of December 31, 2015, the Company had no unsettled share repurchases. As of December 31, 2014, the Company had repurchased 176,123 shares for $12.6 million, which repurchases had not settled prior to December 31, 2014. The amount was recorded as a component of other current liabilities for the period presented.
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
The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Numerator:
Net income	$152,207	$20,268	$257,104	$92,501
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	155,252	164,036	156,036	164,440
Effect of dilutive options and restricted stock units	744	1,281	935	1,510
Weighted-average shares-diluted	155,996	165,317	156,971	165,950
Basic net income per share	$0.98	$0.12	$1.65	$0.56
Diluted net income per share	$0.98	$0.12	$1.64	$0.56
Anti-dilutive securities excluded from the computation of diluted net income per share	139	32	182	13

NOTE 10 – INCOME TAXES
The following table provides details of income taxes:

	Three months ended December 31,		Six months ended December 31,
(Dollar amounts in thousands)	2015	2014	2015	2014
Income (loss) before income taxes	$185,475	$(6,268)	$319,774	$92,739
Provision for (benefit from) income taxes	$33,268	$(26,536)	$62,670	$238
Effective tax rate	17.9%	423.4%	19.6%	0.3%
The Company recognized a tax expense during the three months ended December 31, 2015 compared to a tax benefit during the three months ended December 31, 2014 primarily due to the impact of the following items:

•	Tax expense was decreased by $45.8 million during the three months ended December 31, 2014 related to a pre-tax net loss of $131.7 million due to the redemption of the 2018 Senior Notes;

•
Tax expense was decreased by $1.2 million during the three months ended December 31, 2014 compared to the three months ended December 31, 2015 due to the reinstatement of the U.S. federal research credit during the three months ended December 31, 2014 and during the three months ended December 31, 2015. Tax expense was decreased by $10.4 million during the three months ended December 31, 2014 when the Tax Increase Prevention Act of 2014 reinstated the research credit on December 19, 2014 retroactively to January 1, 2014 through December 31, 2014. Tax expense was decreased by $9.2 million during the three months ended December 31, 2015 when the Protecting Americans from Tax Hikes (PATH) Act of 2015 permanently reinstated the research credit on December 18, 2015 retroactively to January 1, 2015; and

•	Tax expense was decreased by $3.8 million during the three months ended December 31, 2014 related to a tax effect of a change in the tax accounting method.
Tax expense was higher as a percentage of income before taxes during the six months ended December 31, 2015 compared to the six months ended December 31, 2014 primarily due to the impact of the following items:

•	Tax expense was decreased by $45.8 million during the six months ended December 31, 2014 related to a pre-tax net loss of $131.7 million due to the redemption of the 2018 Senior Notes;

•
Tax expense was decreased by $1.2 million during the six months ended December 31, 2014 compared to the six months ended December 31, 2015 due to the reinstatement of the U.S. federal research credit during the six months ended December 31, 2014 and during the six months ended December 31, 2015. Tax expense was decreased by $10.4 million during the six months ended December 31, 2014 when the Tax Increase Prevention Act of 2014 reinstated the research credit on December 19, 2014 retroactively to January 1, 2014 through December 31, 2014. Tax expense was decreased by $9.2 million during the six months ended December 31, 2015 when the Protecting Americans from Tax Hikes (PATH) Act of 2015 permanently reinstated the research credit on December 18, 2015 retroactively to January 1, 2015;

•	Tax expense was decreased by $3.8 million during the six months ended December 31, 2014 related to a tax effect of a change in the tax accounting method; and

•
Tax expense was increased by $2.7 million during the six months ended December 31, 2015 related to a non-deductible decrease in the value of the assets held within the Company’s Executive Deferred Savings Plan.

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

NOTE 11 – LITIGATION AND OTHER LEGAL MATTERS
Litigation Related to Proposed Merger with Lam Research.
Hedgecock Lawsuit. On October 28, 2015, a complaint was filed in the California Superior Court for Santa Clara County against KLA-Tencor, the members of the KLA-Tencor Board, Lam Research, Merger Sub 1, and Merger Sub 2, which, together with Merger Sub 1 and Lam Research, are referred to as the “Lam Defendants.” The action, captioned Hedgecock v. KLA-Tencor Corp., et al., Case No. 115CV287329, was filed by a purported KLA-Tencor stockholder as a purported class action on behalf of all KLA-Tencor stockholders (excluding defendants and their affiliates) against all defendants. In the complaint, plaintiff alleges that the individual defendants (the KLA-Tencor Board) breached their fiduciary duties by, among other things, causing KLA-Tencor to agree to a merger transaction with the Lam Defendants at an unfair price and pursuant to an unfair process, and that the Lam Defendants aided and abetted such breaches. On December 21, 2015, plaintiff filed an amended complaint, in which plaintiff additionally alleges that the disclosures by KLA-Tencor and Lam Research concerning the transaction are materially misleading because they purportedly omit and/or misrepresent certain information. Plaintiff seeks to enjoin or rescind KLA-Tencor’s transaction with the Lam Defendants, as applicable, as well as an award of damages and attorney’s fees, in addition to other relief. KLA-Tencor believes this lawsuit has no merit and intend to defend against it vigorously. KLA-Tencor has determined a potential loss is reasonably possible however, based on its current knowledge, KLA-Tencor does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
Karr Lawsuit. Also on October 28, 2015, another complaint was filed in the California Superior Court for Santa Clara County against KLA-Tencor, the members of the KLA-Tencor Board, Lam Research, Merger Sub 1, and Merger Sub 2. This action, captioned Karr v. KLA-Tencor Corporation, et al., Case No. 115CV287331, was filed by one of the same plaintiff’s law firms as in the Hedgecock action on behalf of a different purported KLA-Tencor stockholder, as a purported class action on behalf of all KLA-Tencor stockholders (excluding defendants and their affiliates) against all defendants. The allegations in the Karr complaint are similar to the allegations in the Hedgecock action. In the complaint, plaintiff alleges that the individual defendants (the KLA-Tencor Board) breached their fiduciary duties by, among other things, causing KLA-Tencor to agree to a merger transaction with the Lam Defendants at an unfair price and pursuant to an unfair process, and that KLA-Tencor and the Lam Defendants aided and abetted such breaches. On December 21, 2015, plaintiff filed an amended complaint, in which plaintiff additionally alleges that the disclosures by KLA-Tencor and Lam Research concerning the transaction are materially misleading because they purportedly omit and/or misrepresent certain information. Plaintiff seeks to enjoin or rescind KLA-Tencor’s transaction with the Lam Defendants, as applicable, as well as an award of attorney’s fees, in addition to other relief. KLA-Tencor believes this lawsuit has no merit and intend to defend against it vigorously. KLA-Tencor has determined a potential loss is reasonably possible however, based on its current knowledge, KLA-Tencor does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
Rooney Lawsuit. On November 10, 2015, a complaint was filed in the Court of Chancery in the State of Delaware against the members of the KLA-Tencor Board. This action, captioned Rooney v. Wallace, et al., Case No. 11700, was filed on behalf of a purported KLA-Tencor stockholder, as a purported class action on behalf of all similarly-situated KLA-Tencor stockholders (excluding defendants and their affiliates) against all defendants. The allegations in the Rooney complaint are similar to the allegations in the Hedgecock and Karr actions. In the complaint, plaintiff alleges that the defendants (the KLA-Tencor Board) breached their fiduciary duties by, among other things, causing KLA-Tencor to agree to a merger transaction with Lam Research at an unfair price and pursuant to an unfair process. On December 23, 2015, plaintiff filed an amended complaint, in which plaintiff additionally alleges that the disclosures by KLA-Tencor and Lam Research concerning the transaction are materially misleading because they purportedly omit and/or misrepresent certain information. Plaintiff seeks to enjoin or rescind KLA-Tencor’s transaction with Lam Research, as applicable, as well as an award of attorney’s fees, in addition to other relief. KLA-Tencor believes this lawsuit has no merit and intend to defend against it vigorously. KLA-Tencor has determined a potential loss is reasonably possible however, based on its current knowledge, KLA-Tencor does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

Spoleto Lawsuit. On December 29, 2015, another complaint was filed in the California Superior Court for Santa Clara County against KLA-Tencor, the members of the KLA-Tencor Board, Lam Research, Merger Sub 1, and Merger Sub 2. This action, captioned Spoleto Corp. v. Wallace, et al., Case No. 115CV289552, was filed by another purported KLA-Tencor stockholder as a purported class action on behalf of all KLA-Tencor stockholders (excluding defendants and their affiliates) against all defendants. The allegations in the Spoleto complaint are similar to the allegations in the Hedgecock, Karr, and Rooney actions. In the complaint, plaintiff alleges that the individual defendants (the KLA-Tencor Board) breached their fiduciary duties by, among other things, causing KLA-Tencor to agree to a merger transaction with the Lam Defendants at an unfair price and pursuant to an unfair process, and making disclosures concerning the transaction that are materially misleading. Plaintiff alleges that the Lam Defendants aided and abetted such breaches. Plaintiff seeks to enjoin or rescind KLA-Tencor’s transaction with the Lam Defendants, as applicable, as well as an award of damages and attorney’s fees, in addition to other relief. KLA-Tencor believes this lawsuit has no merit and intend to defend against it vigorously. KLA-Tencor has determined a potential loss is reasonably possible however, based on its current knowledge, KLA-Tencor does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
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
For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors.”
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Merger-related Commitment and Fees. KLA-Tencor has an agreement with a financial advisor in relation to the pending merger with Lam Research. KLA-Tencor has agreed to pay the third party a fee of approximately $58.0 million, $0.1 million of which was paid upon the execution of the engagement letter and $5.0 million of which was paid upon delivery of the fairness opinion, and the remaining portion of which will be paid upon, and subject to, consummation of the merger (provided that the final actual fee will be, in part, based on an average of the closing prices of Lam Research common stock over ten trading days approaching the closing of the merger). During the three months ended December 31, 2015, $5.1 million of the fees were recorded in selling, general and administrative line of the condensed consolidated statements of operations. In addition, the merger agreement contains certain termination rights for KLA-Tencor and further provides that KLA-Tencor, as applicable, may be required to pay a termination fee of $290.0 million to Lam Research.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2015	2014	2015	2014
Receivables sold under factoring agreements	$41,756	$47,598	$75,600	$73,218
Proceeds from sales of LCs	$4,062	$—	$4,062	$6,920
Factoring and LC fees for the sale of certain trade receivables were recorded in interest income and other, net and were not material for the periods presented.

Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.2 million and $2.3 million for the three months ended December 31, 2015 and 2014, respectively. Rent expense was $4.3 million and $4.6 million for the six months ended December 31, 2015 and 2014, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2016 (remaining 6 months)	$4,001
2017	6,354
2018	4,162
2019	1,983
2020	1,248
2021 and thereafter	549
Total minimum lease payments	$18,297
Purchase Commitments. KLA-Tencor maintains commitments to purchase inventory from its suppliers as well as goods and services in the ordinary course of business. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s estimate of its significant purchase commitments is approximately $334.1 million as of December 31, 2015 which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of December 31, 2015, the Company had committed $125.4 million for future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
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
The following table provides the changes in the product warranty accrual for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2015	2014	2015	2014
Beginning balance	$35,892	$33,059	$36,413	$37,746
Accruals for warranties issued during the period	10,733	10,212	19,772	17,191
Changes in liability related to pre-existing warranties	(3,411)	704	(3,594)	(766)
Settlements made during the period	(7,066)	(9,565)	(16,443)	(19,761)
Ending balance	$36,148	$34,410	$36,148	$34,410
The Company maintains guarantee arrangements available through various financial institutions for up to $25.6 million, of which $22.2 million had been issued as of December 31, 2015, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.

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
During the fourth quarter of fiscal year 2015, the Company implemented a plan to reduce its global employee workforce to streamline the organization and business processes in response to changing customer requirements in the industry. The goals of this reduction were to enable continued innovation, direct the Company’s resources toward its best opportunities and lower its ongoing expense run rate. The Company substantially completed its global workforce reduction during the six months ended December 31, 2015 and recorded a $1.4 million net restructuring charge for the three months ended December 31, 2015, of which $0.5 million was recorded to costs of revenues, $0.5 million to engineering, research and development expense and $0.4 million to selling, general and administrative expense. The Company recorded $8.5 million net restructuring charge for the six months ended December 31, 2015, of which $3.3 million was recorded to costs of revenues, $1.5 million to engineering, research and development expense and $3.7 million to selling, general and administrative expense.
The following table shows the activity primarily related to the accrual for severance and benefits for the three and six months ended December 31, 2015 and 2014:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2015	2014	2015	2014
Beginning balance	$13,061	$4,955	$24,887	$2,329
Restructuring costs	1,392	3,399	8,458	7,280
Adjustments	(563)	(90)	(190)	54
Cash payments	(10,881)	(2,934)	(30,146)	(4,333)
Ending balance	$3,009	$5,330	$3,009	$5,330
The remaining accrual for severance and benefits as of December 31, 2015 is expected to be paid out by the end of the Company’s fiscal year ending June 30, 2016.
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
In October 2014, in anticipation of the issuance of the Senior Notes, the Company entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Company designated each of the Rate Lock Agreements as a qualifying hedging instrument and accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and the Company recorded the fair value of a $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. For the three and six months ended December 31, 2015, the Company recognized $0.2 million and $0.4 million, respectively, for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of December 31, 2015, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $6.7 million. The cash proceeds of $7.5 million from the settlement of the Rate Lock Agreements were included in the cash flows from operating activities in the condensed consolidated statements of cash flows for the six months ended December 31, 2014 because the designated hedged item was classified as interest expense in the cash flows from operating activities in the condensed consolidated statements of cash flows.
In addition, in November 2014, the Company entered into a non-designated forward contract to lock the treasury rate used to determine the redemption amount of the 2018 Senior Notes. The objective of the forward contract was to hedge the risk associated with the variability of the redemption amount due to changes in interest rates through the redemption of the existing 2018 Senior Notes. The forward contract had a notional amount of $750 million. The forward contract was terminated in December 2014 and the resulting fair value of $1.2 million was included in the loss on extinguishment of debt and other, net line in the condensed consolidated statements of operations, partially offsetting the loss on redemption of the debt during the three months ended December 31, 2014. The cash proceeds from the forward contract were included in the cash flows from financing activities in the condensed consolidated statements of cash flows for the three months ended December 31, 2014, partially offsetting the cash outflows for the redemption of the 2018 Senior Notes.

Derivatives in Cash Flow Hedging Relationships: Foreign Exchange and Interest Rate Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the indicated periods were as follows:

		Three months ended December 31,		Six months ended December 31,
(In thousands)	Location in Financial Statements	2015	2014	2015	2014
Derivatives Designated as Hedging Instruments
Gains (losses) in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$707	$11,924	$(1,154)	$13,957
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$324	$1,933	$1,009	$2,202
	Costs of revenues	(678)	(475)	(1,150)	(516)
	Interest expense	189	126	378	126
	Net gains reclassified from accumulated OCI into income (effective portion)	$(165)	$1,584	$237	$1,812
Gains (losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other expense (income), net	$(273)	$77	$(399)	$120
Derivatives Not Designated as Hedging Instruments
Gains (losses) recognized in income	Other expense (income), net	$747	$7,187	$(5,635)	$11,112
	Loss on extinguishment of debt and other, net	$—	$1,180	$—	$1,180
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of approximately 10 months, as of the dates indicated below was as follows:

(In thousands)	As of December 31, 2015	As of June 30, 2015
Cash flow hedge contracts
Purchase	$12,163	$32,775
Sell	$88,569	$88,800
Other foreign currency hedge contracts
Purchase	$93,310	$64,012
Sell	$151,330	$123,091

The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2015	As of June 30, 2015	Balance Sheet Location	As of December 31, 2015	As of June 30, 2015
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$511	$1,722	Other current liabilities	$1,009	$1,920
Total derivatives designated as hedging instruments		$511	$1,722		$1,009	$1,920
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$517	$1,342	Other current liabilities	$3,083	$1,186
Total derivatives not designated as hedging instruments		$517	$1,342		$3,083	$1,186
Total derivatives		$1,028	$3,064		$4,092	$3,106
The following table provides the balances and changes in accumulated OCI, before taxes, related to derivative instruments for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2015	2014	2015	2014
Beginning balance	$4,847	$1,785	$7,110	$(20)
Amount reclassified to income	165	(1,584)	(237)	(1,812)
Net change in unrealized gains or losses	707	11,924	(1,154)	13,957
Ending balance	$5,719	$12,125	$5,719	$12,125
Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of December 31, 2015 and June 30, 2015, information related to the offsetting arrangements was as follows (in thousands):

As of December 31, 2015				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$1,028	$—	$1,028	$(1,028)	$—	$—
Derivatives - Liabilities	$(4,092)	$—	$(4,092)	$1,028	$—	$(3,064)

As of June 30, 2015				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$3,064	$—	$3,064	$(2,809)	$—	$255
Derivatives - Liabilities	$(3,106)	$—	$(3,106)	$2,809	$—	$(297)

NOTE 15 – RELATED PARTY TRANSACTIONS
During the three and six months ended December 31, 2015 and 2014, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or a board member, including Avago Technologies Ltd., Citrix Systems, Inc., Cisco Systems, Inc. and NetApp, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2015	2014	2015	2014
Total revenues	$2	$216	$2	$698
Total purchases	$182	$520	$586	$798
The receivable balances from these parties as of December 31, 2015 and June 30, 2015 were immaterial, respectively. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
NOTE 16 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
KLA-Tencor reports one reportable segment in accordance with the provisions of the authoritative guidance for segment reporting. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. KLA-Tencor’s chief operating decision maker is its Chief Executive Officer. The Company is engaged primarily in designing, manufacturing, and marketing process control and yield management solutions for the semiconductor and related nanoelectronics industries.
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended December 31,				Six months ended December 31,
(Dollar amounts in thousands)	2015		2014		2015		2014
Revenues:
North America	$116,729	17%	$236,230	35%	$225,937	17%	$431,600	33%
Taiwan	251,364	35%	151,676	23%	505,411	38%	278,253	21%
Japan	109,125	15%	84,007	12%	180,743	13%	196,231	15%
Europe & Israel	41,335	6%	36,533	5%	81,181	6%	91,709	7%
Korea	79,877	11%	106,941	16%	153,310	11%	176,228	13%
Rest of Asia	111,815	16%	60,970	9%	206,307	15%	145,237	11%
Total	$710,245	100%	$676,357	100%	$1,352,889	100%	$1,319,258	100%

The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended December 31,				Six months ended December 31,
(Dollar amounts in thousands)	2015		2014		2015		2014
Revenues:
Wafer Inspection	$275,825	39%	$323,050	48%	$503,608	37%	$617,532	47%
Patterning	206,549	29%	131,309	19%	404,634	30%	284,207	22%
Global Service and Support(1)	211,048	30%	194,324	29%	410,919	30%	366,282	28%
Other	16,823	2%	27,674	4%	33,728	3%	51,237	3%
Total	$710,245	100%	$676,357	100%	$1,352,889	100%	$1,319,258	100%
__________________
(1) The Global Service and Support revenues includes service revenues as presented in the condensed consolidated statements of operations as well as certain product revenues, primarily revenues from the Company’s K-T Certified business.
In the three months ended December 31, 2015, four customer accounted for approximately 16%, 12%, 11% and 10% of total revenues. In the three months ended December 31, 2014, three customers accounted for approximately 16%, 14% and 13% of total revenues. In the six months ended December 31, 2015, three customer accounted for approximately 19%, 11% and 10% of total revenues. In the six months ended December 31, 2014, three customers accounted for approximately 13%, 13% and 12% of total revenues. Three customers and one customer on an individual basis accounted for greater than 10% of net accounts receivables as of December 31, 2015 and June 30, 2015, respectively.
Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of December 31, 2015	As of June 30, 2015
Long-lived assets:
United States	$190,745	$207,779
Europe	15,428	16,536
Singapore	42,831	45,444
Israel	32,373	33,841
Rest of Asia	11,016	10,991
Total	$292,393	$314,591

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, our merger with Lam Research; forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; the allocation of capital spending by our customers (and, in particular, the percentage of spending that our customers allocate to process control); growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; our ability to successfully maintain cost discipline; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future effective income tax rate; our recognition of tax benefits; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and unfunded revolving line of credit under a Credit Agreement (the “Credit Agreement”) to meet our operating and working capital requirements, including debt service and payment thereof; future dividends, and stock repurchases; our compliance with the financial covenants under the Credit Agreement; the expected timing of the completion of our global employee workforce reduction; the additional charges that we may incur in connection with our global employee workforce reduction; the expected cost savings that we expect to recognize as a result of such workforce reduction; the adoption of new accounting pronouncements; the timing for the consummation of the Mergers; and our repayment of our approximately $3.15 billion of outstanding indebtedness.
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
The demand for our products and our revenue levels are driven by our customers’ needs to solve the process challenges that they face as they adopt new technologies required to fabricate advanced ICs that are incorporated into sophisticated mobile devices. The timing for our customers in ordering and taking delivery of process control and yield management equipment is also determined by our customers’ requirements to meet the next generation production ramp schedules, and the timing for capacity expansion to meet end customer demand. During the three months ended December 31, 2015, new orders for our equipment increased from prior quarter levels as well as our expectations, as a result of strong demand from our foundry and memory market customers.  Our earnings will depend not only on our revenue levels, but also on the amount of research and development spending required to meet our customers’ technology roadmaps. We have maintained production volumes and capacity to meet anticipated customer requirements and remain at risk of incurring significant inventory-related and other restructuring charges if business conditions deteriorate.
Proposed Merger with Lam Research
On October 20, 2015, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Lam Research Corporation (“Lam Research”), under which KLA-Tencor will ultimately become a direct or indirect wholly-owned subsidiary of Lam Research. The Mergers have been unanimously approved by the boards of directors of both companies. The consummation of the Mergers is conditioned on the receipt of the approval of KLA-Tencor’s stockholders and Lam Research’s stockholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Refer to Note 1 “Description of Business and Basis of Presentation” and Item 1A, “Risk Factors” for additional details.

The following table sets forth some of our key quarterly unaudited financial information that we use to manage our business:

(In thousands, except net income per share)	Three months ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Total revenues	$710,245	$642,644	$756,332	$738,459	$676,357	$642,901
Total costs and operating expenses	$495,784	$481,850	$553,845	$543,473	$521,643	$533,748
Gross margin	$429,265	$372,400	$433,065	$418,177	$393,144	$354,434
Income from operations	$214,461	$160,794	$202,487	$194,986	$154,714	$109,153
Net income	$152,207	$104,897	$142,019	$131,638	$20,268	$72,233
Net income per share:
Basic (1)	$0.98	$0.67	$0.90	$0.81	$0.12	$0.44
Diluted (1)	$0.98	$0.66	$0.89	$0.81	$0.12	$0.43
__________________

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented based on the weighted-average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted per share information may not equal annual (or other multiple-quarter calculations of) basic and diluted earnings per share.

Our net income increased to $152.2 million in the three months ended December 31, 2015 compared to $104.9 million in the three months ended September 30, 2015, primarily as a result of higher product revenues in the three months ended December 31, 2015 relative to the three months ended September 30, 2015. Our total costs and operating expenses includes merger-related expenses of approximately $8.8 million in the three months ended December 31, 2015. No other periods were impacted by merger-related transaction costs.
Our net income increased to $152.2 million in the three months ended December 31, 2015 compared to $20.3 million in the three months ended December 31, 2014, primarily as a result of the unfavorable impact of the pre-tax net loss of $131.7 million from the loss on extinguishment of debt, net and certain one-time expenses of $2.5 million associated with the leveraged recapitalization that was completed during the three months ended December 31, 2014.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 describes the significant accounting policies and methods used in preparation of the condensed consolidated financial statements. We base these estimates and assumptions on historical experience, and evaluate them on an ongoing basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our related disclosure in this Quarterly Report on Form 10-Q. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventories

•	Warranty

•	Allowance for Doubtful Accounts

•	Equity and Cash-Based Long-Term Incentive Compensation Plans

•	Contingencies and Litigation

•	Goodwill and Intangible Assets

•	Income Taxes

•	Valuation of Marketable Securities

There were no significant changes in our critical accounting estimates and policies during the three months ended December 31, 2015. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2015 for a more complete discussion of our critical accounting policies and estimates.
Valuation of Goodwill and Intangible Assets
We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying amount of goodwill in any reporting unit may not be recoverable. Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable.
We have made certain organizational changes and consolidated our product divisions effective in the first quarter of fiscal year 2016, in response to changing customer requirements in the industry. As required by the authoritative guidance, when an entity reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill is reassigned to the affected reporting units using a relative fair value allocation approach. For additional discussion, refer to “Note 5, Goodwill and Purchased Intangible Assets.”
We performed a qualitative assessment of the goodwill by reporting units as of November 30, 2015 during the three months ended December 31, 2015 and concluded that there was no impairment.
Our next annual assessment of the goodwill by reporting unit is scheduled to be performed during the three months ending December 31, 2016. If we were to encounter challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions, we may be required to perform the two-step quantitative goodwill impairment analysis. In addition, if such conditions have the effect of changing one of the critical assumptions or estimates we use to calculate the value of our goodwill or intangible assets, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment assessment in the second quarter of fiscal year ending 2017 or prior to that, if any triggering event occurs outside of the quarter during which the annual goodwill impairment assessment is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material to our results of operations.
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
Under certain circumstances, however, we recognize revenue prior to acceptance from the customer, as follows:

•	When the customer fab has previously accepted the same tool, with the same specifications, and when we can objectively demonstrate that the tool meets all of the required acceptance criteria.

•	When system sales to independent distributors have no installation requirement, contain no acceptance agreement, and 100% of the payment is due based upon shipment.

•	When the installation of the system is deemed perfunctory.

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
We sell stand-alone software that is subject to software revenue recognition guidance. We periodically review selling prices to determine whether VSOE exists, and in situations where we are unable to establish VSOE for undelivered elements such as post-contract service, revenue is recognized ratably over the term of the service contract.
We also defer the fair value of non-standard warranty bundled with equipment sales as unearned revenue. Non-standard warranty includes services incremental to the standard 40-hour per week coverage for 12 months. Non-standard warranty is recognized ratably as revenue when the applicable warranty term period commences.
The deferred system profit balance equals the amount of deferred system revenue that was invoiced and due on shipment, less applicable product and warranty costs. Deferred system revenue represents the value of products that have been shipped and billed to customers which have not met our revenue recognition criteria. Deferred system profit does not include the profit associated with product shipments to certain customers in Japan, to whom title does not transfer until customer acceptance. Shipments to such customers in Japan are classified as sales of inventory at cost until the time of acceptance.
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
In April 2015, the FASB issued an accounting standard update for customer’s cloud based fees. The guidance changes what a customer must consider in determining whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in accordance with guidance related to internal use software; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The update is effective for us beginning in the first quarter of our fiscal year ending June 30, 2017. Early adoption is permitted as of the beginning of an interim or annual period. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
In July 2015, the FASB issued an accounting standard update for the subsequent measurement of inventory. The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The requirement would replace the current lower of cost or market evaluation and the accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. The update is effective for us beginning in the first quarter of our fiscal year ending June 30, 2018 and should be applied prospectively with early adoption permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
In November 2015, the FASB issued an accounting standard update for the presentation of deferred income taxes. Under this new guidance, deferred tax liabilities and assets should be classified as noncurrent in a classified balance sheet. The update is effective for us beginning in the first quarter of our fiscal year ending June 30, 2018 with early adoption permitted as of the beginning of an interim or annual reporting period. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. We are currently evaluating the impact of this accounting standard update on our condensed consolidated financial statements.

RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	December 31, 2015	September 30, 2015	December 31, 2014	Q2 FY16 vs. Q1 FY16		Q2 FY16 vs. Q2 FY15
Revenues:
Product	$527,780	$460,739	$503,884	$67,041	15%	$23,896	5%
Service	182,465	181,905	172,473	560	—%	9,992	6%
Total revenues	$710,245	$642,644	$676,357	$67,601	11%	$33,888	5%
Costs of revenues	$280,980	$270,244	$283,213	$10,736	4%	$(2,233)	(1)%
Gross margin percentage	60%	58%	58%

	Six months ended
(Dollar amounts in thousands)	December 31, 2015	December 31, 2014	Q2 FY16 YTD vs. Q2 FY15 YTD
Revenues:
Product	$988,519	$980,482	$8,037	1%
Service	364,370	338,776	25,594	8%
Total revenues	$1,352,889	$1,319,258	$33,631	3%
Costs of revenues	$551,224	$571,680	$(20,456)	(4)%
Gross margin percentage	59%	57%
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
Product revenues increased during the three months ended December 31, 2015 compared to the three months ended September 30, 2015, primarily from higher levels of shipments during the period as a result of higher backlog at the beginning of the period relative to the three months ended September 30, 2015. The higher backlog was largely attributable to an increase in demand as our customers adopted new device architectures and process technologies and to meet capacity-related expansion.
Product revenues increased during the three months ended December 31, 2015 compared to the three months ended December 31, 2014, primarily from higher backlog at the beginning of the period relative to the three months ended December 30, 2014. The higher backlog was largely attributable to an increase in demand as our customers adopted new device architectures and process technologies to meet capacity-related expansion.
Product revenues increased during the six months ended December 31, 2015 compared to the six months December 31, 2014, primarily from increased investments by foundry customers to support its new device architectures and process technologies and to meet capacity-related expansion.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of our service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues during the three months ended December 31, 2015 compared to the three months ended September 30, 2015 remained relatively unchanged. Service revenues during the three and six months ended December 31, 2015 increased compared to the three and six months December 31, 2014, primarily due to an increase over time in the number of post-warranty systems installed at our customers’ sites.

Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended
(Dollar amounts in thousands)	December 31, 2015		September 30, 2015		December 31, 2014
North America	$116,729	17%	$109,208	17%	$236,230	35%
Taiwan	251,364	35%	254,047	40%	151,676	23%
Japan	109,125	15%	71,618	11%	84,007	12%
Europe & Israel	41,335	6%	39,846	6%	36,533	5%
Korea	79,877	11%	73,433	11%	106,941	16%
Rest of Asia	111,815	16%	94,492	15%	60,970	9%
Total	$710,245	100%	$642,644	100%	$676,357	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended	Six months ended
September 30, 2015	57.9%	December 31, 2014	58.1%	56.7%
Revenue volume of products and service	1.3%	Revenue volume of products and service	0.3%	(0.2)%
Mix of products and services sold	(0.6)%	Mix of products and services sold	1.2%	2.2%
Manufacturing labor, overhead and efficiencies	1.2%	Manufacturing labor, overhead and efficiencies	0.5%	0.7%
Other service and manufacturing costs	0.6%	Other service and manufacturing costs	0.3%	(0.1)%
December 31, 2015	60.4%	December 31, 2015	60.4%	59.3%
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
Our gross margin increased to 60.4% during the three months ended December 31, 2015 from 57.9% during the three months ended September 30, 2015, primarily due to higher volume of products and services, increase in manufacturing efficiencies and lower warranty and inventory obsolescence charges. The increases in gross margin were primarily offset by less favorable mix of products and services.
Our gross margin increased to 60.4% during the three months ended December 31, 2015 from 58.1% during the three months ended December 31, 2014, primarily due to favorable mix of products and services, increase in manufacturing efficiencies, higher volume of products and services, and lower warranty related charges.

Our gross margin increased to 59.3% during the six months ended December 31, 2015 from 56.7% during the six months ended December 31, 2014, primarily due to favorable mix of products and services and increase in manufacturing efficiencies as well as lower warranty charges. The gross margin increases were offset by lower revenue volume of products and services and higher inventory obsolescence charges.
Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	December 31, 2015	September 30, 2015	December 31, 2014	Q2 FY16 vs. Q1 FY16		Q2 FY16 vs. Q2 FY15
R&D expenses	$118,272	$119,943	$133,557	$(1,671)	(1)%	$(15,285)	(11)%
R&D expenses as a percentage of total revenues	17%	19%	20%

(Dollar amounts in thousands)	Six months ended
	December 31, 2015	December 31, 2014	Q2 FY16 YTD vs. Q2 FY15 YTD
R&D expenses	$238,215	$277,194	$(38,979)	(14)%
R&D expenses as a percentage of total revenues	18%	21%
R&D expenses may fluctuate with product development phases and project timing as well as our focused R&D efforts that are aligned with our overall business strategy. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs, and other expenses.
R&D expenses during the three months ended December 31, 2015 decreased compared to the three months ended September 30, 2015, primarily due to lower employee related expenses of $1.9 million as a result of the reduced headcount from our global workforce reduction that we initiated during the three months ended June 30, 2015 as well as lower severance-related expenses.
R&D expenses during the three months ended December 31, 2015 decreased compared to the three months ended December 31, 2014, primarily due to lower employee related expenses of $7.4 million as a result of the reduced headcount from our global workforce reduction that we initiated during the three months ended June 30, 2015 as well as lower severance-related expenses, and due to a decrease in engineering materials and consulting expenses of $6.5 million.
R&D expenses during the six months ended December 31, 2015 decreased compared to the six months ended December 31, 2014, primarily due to lower employee related expenses of $18.3 million as a result of the reduced headcount from our global workforce reduction that we initiated during the three months ended June 30, 2015 as well as lower severance-related expenses and employee benefit expenses, and due to a decrease in engineering materials, supplies and consulting expenses of $18.6 million.
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

Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	December 31, 2015	September 30, 2015	December 31, 2014	Q2 FY16 vs. Q1 FY16		Q2 FY16 vs. Q2 FY15
SG&A expenses	$96,532	$91,663	$104,873	$4,869	5%	$(8,341)	(8)%
SG&A expenses as a percentage of total revenues	14%	14%	16%

	Six months ended
(Dollar amounts in thousands)	December 31, 2015	December 31, 2014	Q2 FY16 YTD vs. Q2 FY15 YTD
SG&A expenses	$188,195	$206,517	$(18,322)	(9)%
SG&A expenses as a percentage of total revenues	14%	16%
SG&A expenses during the three months ended December 31, 2015 increased compared to the three months ended September 30, 2015, primarily due to merger-related expenses of $8.8 million pertaining to the pending merger with Lam Research, principally for financial advisory including fairness opinion fees and legal fees, and an increase in travel-related expenses of $1.2 million. The increases were partially offset by lower employee related expenses of $3.1 million as a result of the reduced headcount from our global workforce reduction that we initiated during the three months ended June 30, 2015 as well as lower severance-related expenses.
SG&A expenses during the three months ended December 31, 2015 decreased compared to the three months ended December 31, 2014, primarily due to lower employee related expenses of $4.9 million as a result of the reduced headcount from our global workforce reduction that we initiated during the three months ended June 30, 2015 as well as lower severance-related expenses and employee benefit expenses, a decrease in cost of support for sales evaluation of $2.9 million, a decrease in certain expenses of $2.5 million as a result of our one-time leverage recapitalization expense that was completed during the three months ended December 31, 2014 and a decrease in travel-related expenses of $1.8 million. The decreases above were partially offset by an increase in our administrative expense related to the pending merger with Lam Research of $8.8 million, principally for financial advisory including fairness opinion fees and legal fees.
SG&A expenses during the six months ended December 31, 2015 decreased compared to the six months ended December 31, 2014, primarily due to lower employee related expenses of $8.2 million as a result of the reduced headcount of our global workforce reduction that we initiated during the three months ended June 30, 2015 as well as lower severance-related expenses and employee benefit expenses, a decrease in cost of support for sales evaluation of $5.8 million, a decrease in travel-related expenses of $3.7 million, a decrease in certain expenses of $2.5 million as a result of our one-time leverage recapitalization expense that was completed during the three months ended December 31, 2014, a decrease in facilities related expenses of $1.7 million and a decrease in consulting expenses of $1.3 million. The decreases above were partially offset by an increase in our administrative expense related to the pending merger with Lam Research of $8.8 million, principally for financial advisory including fairness opinion fees and legal fees.

Restructuring Charges
During the fourth quarter of fiscal year 2015, we implemented a plan to reduce our global employee workforce to streamline our organization and business processes in response to changing customer requirements in our industry. The goals of this reduction were to enable continued innovation, direct our resources toward our best opportunities and lower our ongoing expense run rate. We expect to recognize significant cost savings from a number of activities we have recently undertaken, including estimated annual cost savings of approximately $100.0 million of employee related costs as a result of our announced global employee workforce reduction. During the three months ended December 31, 2015, we recorded a $1.4 million net restructuring charge, of which $0.5 million was recorded to costs of revenues, $0.5 million to engineering, research and development expense and $0.4 million to selling, general and administrative expense. During the six months ended December 31, 2015, we recorded an $8.5 million net restructuring charge, of which $3.3 million was recorded to costs of revenues, $1.5 million to engineering, research and development expense and $3.7 million to selling, general and administrative expense. Refer to Note 13, “Restructuring Charges” for additional details.
The following table shows the activity primarily related to the accrual for severance and benefits for the three and six months ended December 31, 2015 and 2014:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2015	2014	2015	2014
Beginning balance	$13,061	$4,955	$24,887	$2,329
Restructuring costs	1,392	3,399	8,458	7,280
Adjustments	(563)	(90)	(190)	54
Cash payments	(10,881)	(2,934)	(30,146)	(4,333)
Ending balance	$3,009	$5,330	$3,009	$5,330
The remaining accrual for severance and benefits as of December 31, 2015 is expected to be paid out by the end of our fiscal year ending June 30, 2016.
Interest Expense and Other Expense (Income), Net

(Dollar amounts in thousands)	Three months ended
	December 31, 2015	September 30, 2015	December 31, 2014
Interest expense	$30,539	$30,564	$31,301
Other expense (income), net	$(1,553)	$(4,069)	$(1,988)
Interest expense as a percentage of total revenues	4%	5%	5%
Other expense (income), net as a percentage of total revenues	—%	1%	—%

(Dollar amounts in thousands)	Six months ended
	December 31, 2015	December 31, 2014
Interest expense	$61,103	$44,822
Other expense (income), net	$(5,622)	$(5,363)
Interest expense as a percentage of total revenues	5%	3%
Other expense (income), net as a percentage of total revenues	—%	—%
Interest expense during the three months ended December 31, 2015 remained relatively unchanged compared to the three months ended September 30, 2015 and December 31, 2014 and included the interest expense and related charges for the issuance of $2.5 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”) and the $750 million unsecured prepayable term loans as well as $500 million unfunded revolving credit facility executed during the three months ended December 31, 2014.
Interest expense increased during the six months ended December 31, 2015 compared to the six months ended December 31, 2014, primarily due to the issuance of $2.5 billion Senior Notes and the $750 million unsecured prepayable term loans as well as $500 million unfunded revolving credit facility executed during the three months ended December 31, 2014, relative to $750 million of 6.900% Senior Notes due in 2018 (the “2018 Senior Notes”) outstanding for the six months ended December 31, 2014. The 2018 Senior Notes were redeemed during the three months ended December 31, 2014.

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
The decrease in other expense (income), net during the three months ended December 31, 2015 compared to the three months ended September 30, 2015 is mainly due to an increase in interest and penalty accruals related to uncertain tax positions of $1.1 million and the impact of the receipt of the proceeds of $1.2 million that was recorded during the three months ended September 30, 2015 from an equity investment in a privately-held company that was written off previously.
Other expense (income), net during the three months ended December 31, 2015 remained relatively unchanged compared to the three months ended December 31, 2014.
The increase in other expense (income), net during the six months ended December 31, 2015 compared to the six months ended December 31, 2014 are primarily due to an increase in foreign currency gains, net of $0.8 million, the impact of the receipt of the proceeds of $1.2 million that was recorded during the three months ended September 30, 2015 from an equity investment in a privately-held company that was written off previously, and due to a lower interest and penalty accruals related to uncertain tax positions of $1.1 million, partially offset by a decrease in interest income and realized investment gains of $2.6 million.
Loss on extinguishment of debt and other, net
For the three and six months ended December 31, 2014, loss on extinguishment of debt and other, net, reflected a pre-tax net loss of $131.7 million associated with the redemption of our $750 million of the 2018 Senior Notes during the three months ended December 31, 2014. Included in the loss on extinguishment of debt and other, net is the $1.2 million gain on the non-designated forward contract that was entered into by us in anticipation of the redemption of the 2018 Senior Notes, which were redeemed in December 2014. Refer to “Note 6, Debt” and “Note 14, Derivative Instruments and Hedging Activities” for further details. We had no loss on extinguishment of debt and other, net in the three and six months ended December 31, 2015.
Provision for Income Taxes
The following table provides details of income taxes:

	Three months ended December 31,		Six months ended December 31,
(Dollar amounts in thousands)	2015	2014	2015	2014
Income (loss) before income taxes	$185,475	$(6,268)	$319,774	$92,739
Provision for (benefit from) income taxes	$33,268	$(26,536)	$62,670	$238
Effective tax rate	17.9%	423.4%	19.6%	0.3%
Our estimated annual effective tax rate for the fiscal year ending June 30, 2016 is forecasted to be approximately 19%.
We recognized a tax expense during the three months ended December 31, 2015 compared to a tax benefit during the three months ended December 31, 2014 primarily due to the impact of the following items:

•	Tax expense was decreased by $45.8 million during the three months ended December 31, 2014 related to a pre-tax net loss of $131.7 million due to the redemption of the 2018 Senior Notes;

•
Tax expense was decreased by $1.2 million during the three months ended December 31, 2014 compared to the three months ended December 31, 2015 due to the reinstatement of the U.S. federal research credit during the three months ended December 31, 2014 and during the three months ended December 31, 2015. Tax expense was decreased by $10.4 million during the three months ended December 31, 2014 when the Tax Increase Prevention Act of 2014 reinstated the research credit on December 19, 2014 retroactively to January 1, 2014 through December 31, 2014. Tax expense was decreased by $9.2 million during the three months ended December 31, 2015 when the Protecting Americans from Tax Hikes (PATH) Act of 2015 permanently reinstated the research credit on December 18, 2015 retroactively to January 1, 2015; and

•	Tax expense was decreased by $3.8 million during the three months ended December 31, 2014 related to a tax effect of a change in the tax accounting method.

Tax expense was higher as a percentage of income before taxes during the six months ended December 31, 2015 compared to the six months ended December 31, 2014 primarily due to the impact of the following items:

•	Tax expense was decreased by $45.8 million during the six months ended December 31, 2014 related to a pre-tax net loss of $131.7 million due to the redemption of the 2018 Senior Notes;

•
Tax expense was decreased by $1.2 million during the six months ended December 31, 2014 compared to the six months ended December 31, 2015 due to the reinstatement of the U.S. federal research credit during the six months ended December 31, 2014 and during the six months ended December 31, 2015. Tax expense was decreased by $10.4 million during the six months ended December 31, 2014 when the Tax Increase Prevention Act of 2014 reinstated the research credit on December 19, 2014 retroactively to January 1, 2014 through December 31, 2014. Tax expense was decreased by $9.2 million during the six months ended December 31, 2015 when the Protecting Americans from Tax Hikes (PATH) Act of 2015 permanently reinstated the research credit on December 18, 2015 retroactively to January 1, 2015;

•	Tax expense was decreased by $3.8 million during the six months ended December 31, 2014 related to a tax effect of a change in the tax accounting method; and

•	Tax expense was increased by $2.7 million during the six months ended December 31, 2015 related to a non-deductible decrease in the value of the assets held within our Executive Deferred Savings Plan.
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
LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	As of December 31, 2015	As of June 30, 2015
Cash and cash equivalents	$886,591	$838,025
Marketable securities	1,354,834	1,549,086
Total cash, cash equivalents and marketable securities	$2,241,425	$2,387,111
Percentage of total assets	49%	49%

	Six months ended December 31,
(In thousands)	2015	2014
Cash flows:
Net cash provided by operating activities	$294,106	$46,010
Net cash provided by investing activities	173,068	701,315
Net cash used in financing activities	(413,337)	(781,582)
Effect of exchange rate changes on cash and cash equivalents	(5,271)	(11,739)
Net increase (decrease) in cash and cash equivalents	$48,566	$(45,996)

Cash and Cash Equivalents and Marketable Securities:
As of December 31, 2015, our cash, cash equivalents and marketable securities totaled $2.2 billion, which is a decrease of $145.7 million from June 30, 2015. The decrease is primarily attributable to payment of regular quarterly cash dividends and payment of special cash dividend with respect to fully vested restricted stock units with dividend equivalent rights aggregating to $183.1 million, stock repurchases of $181.7 million, prepayment of term loans of $60.0 million, partially offset by our cash generated from operations and our net proceeds from investing activities. As of December 31, 2015, $1.5 billion of our $2.2 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to permanently reinvest $1.4 billion of the cash held by our foreign subsidiaries and branch offices. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $128.0 million of the $1.5 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Quarterly Cash Dividends and Special Cash Dividend:
During three months ended December 31, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.52 per share on our outstanding common stock, which was paid on December 1, 2015 to our stockholders of record as of the close of business on November 16, 2015. During the same period in fiscal year 2014, our Board of Directors declared and paid a regular quarterly cash dividend of $0.50 per share on our outstanding common stock. The total amount of regular quarterly cash dividends paid during the three months ended December 31, 2015 and 2014 was $80.8 million and $82.3 million, respectively. The total amount of regular quarterly cash dividends paid during the six months ended December 31, 2015 and 2014 was $162.5 million and $164.7 million, respectively. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights as of December 31, 2015 and 2014 was $1.6 million and $0.4 million, respectively. These amounts will be paid upon vesting of the underlying unvested restricted stock units as described in Note 7, “Equity and Long-term Incentive Compensation Plans.”
On November 19, 2014, we declared a special cash dividend of $16.50 per share on our outstanding common stock which was paid on December 9, 2014 to our stockholders of record as of the close of business on December 1, 2014. Additionally, in connection with the special cash dividend, our Board of Directors and our Compensation Committee of our Board of Directors approved a proportionate and equitable adjustment to outstanding equity awards (restricted stock units and stock options) under the 2004 Equity Incentive Plan (the “2004 Plan”), as required by the 2004 Plan, subject to the vesting requirements of the underlying awards. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. The declaration and payment of the special cash dividend was part of our leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 6, “Debt” that was completed during the three months ended December 31, 2014. The total amount of the special cash dividend accrued by the Company during the three months ended December 31, 2014 was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of December 31, 2015, we have $18.7 million accrued dividends payable for special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest as described in detail in Note 7, “Equity and Long-term Incentive Compensation Plans.” During the three and six months ended December 31, 2015, the total special cash dividends paid with respect to fully vested restricted stock units with dividend equivalent rights was $0.6 million and $20.5 million, respectively. We did not declare any special cash dividend in the three and six months ended December 31, 2015. Other than the special cash dividend declared during the three months ended December 31, 2014, we historically have not declared any special cash dividends.
Stock Repurchases:
The shares repurchased under our stock repurchase program have decreased our basic and diluted weighted-average shares outstanding for the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The stock repurchase program is intended, in part, to offset shares issued in connection with the purchases under our ESPP program and the vesting of employee restricted stock units. In connection with entering into the Merger Agreement with Lam Research, we suspended further repurchases under our repurchase program effective October 21, 2015.

Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the six months ended December 31, 2015 increased by approximately $248.0 million compared to the six months ended December 31, 2014 primarily as a result of the following factors:

•	An increase in collections of approximately $290.0 million mostly due to higher shipments during the six months ended December 31, 2015 compared to the six months ended December 31, 2014;

•	A decrease in payroll and employee-related payments of approximately $20.0 million during the six months ended December 31, 2015 compared to the six months ended December 31, 2014; partially offset by

•
An increase in debt interest payments of approximately $27.0 million during the six months ended December 31, 2015 due to higher average outstanding debt balances compared to the six months ended December 31, 2014;

•	An increase in cash LTI payments of approximately $13.0 million during the six months ended December 31, 2015 compared to the six months ended December 31, 2014.
Cash Flows from Investing Activities:
Net cash provided by investing activities during the six months ended December 31, 2015 decreased compared to the six months ended December 31, 2014 by approximately $528.0 million, primarily as a result of our strategic decision to liquidate certain marketable securities in our investment portfolio to fund our working capital requirements during the six months ended December 31, 2014, partially offset by approximately $11.0 million lower capital expenditures during the six months ended December 31, 2015, as compared to the six months ended December 31, 2014.
Cash Flows from Financing Activities:
Net cash used in financing activities during the six months ended December 31, 2015 decreased by approximately $368.0 million compared to the six months ended December 31, 2014. Net cash used in financing activities were impacted by:

•	A decrease in payment of dividends to stockholders of $2.70 billion, primarily from the payment of special cash dividend during the six months ended December 31, 2014;

•	A decrease in repayment of debt of approximately $817.0 million as a result of the redemption of the 2018 Senior Notes during the six months ended December 31, 2014;

•
A decrease in common stock repurchases of $84.6 million during the six months ended December 31, 2015 compared to the six months ended December 31, 2014. In connection with entering into the Merger Agreement, we suspended further repurchases under our repurchase program effective October 21, 2015; and partially offset by

•	Net proceeds of $3.22 billion from the issuance of Senior Notes and the term loans during the six months ended December 31, 2014.

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
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit our ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of December 31, 2015, we were in compliance with all of the covenants under the Indenture associated with the Senior Notes.
Debt Issuance - Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, we entered into $750 million of five-year senior unsecured prepayable term loans and a $500 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement. The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades by Moody’s and S&P. The spread ranges from 100 bps to 175 bps based on the then effective credit rating. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). We may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty. During the first quarter of fiscal year ended December 31, 2015, we prepaid additional principal of $20.0 million for the term loans.
Future principal payments for the term loans (without giving effect to $61.3 million of principal prepayments as of December 31, 2015 that shall be applied to the future scheduled quarterly payments) as of December 31, 2015, are as follows:

Fiscal Quarters Ending	Quarterly Payment (in thousands)
March 31, 2016 through December 31, 2016	$9,375
March 31, 2017 through December 31, 2017	$14,063
March 31, 2018 through September 30, 2019	$18,750
December 31, 2019	$487,500

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
We were in compliance with the financial covenants under the Credit Agreement as of December 31, 2015 (the interest expense coverage ratio was 7.79 to 1.00 and the leverage ratio was 3.31 to 1.00) and had no outstanding borrowings under the unfunded revolving credit facility. Considering our current liquidity position, short-term financial forecasts and ability to prepay the term loans, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2016.
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
Merger-related Commitment and Fees:
We have an agreement with a financial advisor in relation to the pending merger with Lam Research. We agreed to pay a fee of approximately $58.0 million, $0.1 million of which was paid upon the execution of the engagement letter and $5.0 million of which was paid upon delivery of the fairness opinion, and the remaining portion of which will be paid upon, and subject to, consummation of the merger (provided that the final actual fee will be, in part, based on an average of the closing prices of Lam Research common stock over ten trading days approaching the closing of the merger). During the three months ended December 31, 2015, $5.1 million of the fees were recorded in selling, general and administrative line of the condensed consolidated statements of operations. In addition, the merger agreement contains certain termination rights for us and further provides us, as applicable, we may be required to pay a termination fee of $290.0 million.

Contractual Obligations:
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2015:

	Fiscal year ending June 30,
(In thousands)	Total	2016 (2)	2017	2018	2019	2020	2021 and thereafter	Other
Debt obligations(1)	$3,151,250	$—	$4,375	$315,625	$75,000	$756,250	$2,000,000	$—
Interest payment associated with all debt obligations(3)	1,007,980	60,128	120,292	116,823	112,506	100,919	497,312	—
Purchase commitments(4)	334,099	312,495	21,000	348	93	—	163	—
Income taxes payable(5)	73,842	—	—	—	—	—	—	73,842
Operating leases	18,297	4,001	6,354	4,162	1,983	1,248	549	—
Cash long-term incentive program(6)	125,357	1,592	49,157	37,923	25,284	11,401	—	—
Pension obligations	20,029	1,517	1,348	1,570	1,559	1,413	12,622	—
Executive Deferred Savings Plan(7)	163,988	—	—	—	—	—	—	163,988
Other(8)	20,292	1,390	8,955	6,534	3,247	166	—	—
Total contractual cash obligations	$4,915,134	$381,123	$211,481	$482,985	$219,672	$871,397	$2,510,646	$237,830
__________________

(1)
In November 2014, we issued $750 million aggregate principal amount of term loans due in 2020 (outstanding balance of $651.3 million as of December 31, 2015) and $2.50 billion aggregate principal amount of Senior Notes due from fiscal year 2018 to fiscal year 2035. During the second quarter of fiscal year ended December 31, 2015, the Company prepaid additional principal of $20.0 million for the term loans.

(2)	For remaining six months of fiscal year 2016.

(3)
The interest payments associated with the Senior Notes obligations included in the table above are based on the principal amount multiplied by the applicable coupon rate for each series of Senior Notes. Our future interest payments are subject to change if our then effective credit rating is below investment grade as discussed above. The interest payments under the term loans are payable on the borrowed amounts at the LIBOR plus 125 bps. As of December 31, 2015, we utilized the existing interest rates to project our estimated term loans interest payments for the next five years. The interest payment under the revolving credit facility for the undrawn balance is payable at 15 bps as a commitment fee based on the daily undrawn balance and we utilized the existing rate for the projected interest payments included in the table above. Our future interest payments for the term loans and the revolving credit facility are subject to change due to future fluctuations in the LIBOR rates as well as any upgrades or downgrades to our then effective credit rating.

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

(6)	Represents the amount committed under our cash long-term incentive program. The expected payment after estimated forfeitures is approximately $101.3 million.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2015	2014	2015	2014
Receivables sold under factoring agreements	$41,756	$47,598	$75,600	$73,218
Proceeds from sales of LCs	$4,062	$—	$4,062	$6,920
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $25.6 million, of which $22.2 million had been issued as of December 31, 2015, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.
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
Working Capital:
Working capital was $2.8 billion as of December 31, 2015, which is a decrease of $76.4 million compared to our working capital as of June 30, 2015. The decrease in working capital is primarily attributable to payment of regular quarterly cash dividends and payment of special dividend with respect to fully vested restricted stock units with dividend equivalent rights aggregating to $183.1 million and stock repurchases of $181.7 million, partially offset by collections of accounts receivable of $157.0 million and an increase in inventories of approximately $67.9 million. As of December 31, 2015, our principal sources of liquidity consisted of $2.2 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $500.0 million unfunded revolving credit facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.

Our credit ratings and outlooks as of December 31, 2015 are summarized below:

Rating Agency	Rating	Outlook
Fitch	BBB-	Stable
Moody’s	Baa2	Stable
Standard & Poor’s	BBB	Stable
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy.
Off-Balance Sheet Arrangements
Under our foreign currency risk management strategy, we utilize derivative instruments to protect our earnings and cash flows from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a detailed description). Our outstanding hedge contracts, with maximum maturity of approximately 10 months, were as follows:

(In thousands)	As of December 31, 2015	As of June 30, 2015
Cash flow hedge contracts
Purchase	$12,163	$32,775
Sell	$88,569	$88,800
Other foreign currency hedge contracts
Purchase	$93,310	$64,012
Sell	$151,330	$123,091
In October 2014, in anticipation of the issuance of the Senior Notes, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. We designated each of the Rate Lock Agreements as a qualifying hedging instrument and accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of a $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. For the three and six months ended December 31, 2015, we recognized $0.2 million and $0.4 million, respectively, for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of December 31, 2015, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $6.7 million. The cash proceeds of $7.5 million from the settlement of the Rate Lock Agreements were included in the cash flows from operating activities in the condensed consolidated statements of cash flows for the six months ended December 31, 2014 because the designated hedged item was classified as interest expense in the cash flows from operating activities in the condensed consolidated statements of cash flows.

In addition, in November 2014, we entered into a non-designated forward contract to lock the treasury rate used to determine the redemption amount of the 2018 Senior Notes that occurred during the three months ended December 31, 2014. The objective of the forward contract was to hedge the risk associated with the variability of the redemption amount due to changes in interest rates through the redemption of the existing 2018 Senior Notes. The forward contract had a notional amount of $750 million. The forward contract was terminated in December 2014 and the resulting fair value of $1.2 million was included in the loss on extinguishment of debt and other, net line in the condensed consolidated statements of operations, partially offsetting the loss on redemption of the debt during the three months ended December 31, 2014. The cash proceeds from the forward contract were included in the cash flows from financing activities in the condensed consolidated statements of cash flows for the three months ended December 31, 2014, partially offsetting the cash outflows for the redemption of the 2018 Senior Notes.
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2015. Actual results may differ materially.
As of December 31, 2015, we had an investment portfolio of fixed income securities of $2.0 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of December 31, 2015, the fair value of the portfolio would have declined by $17.7 million.
In November 2014, we issued $2.50 billion aggregate principal amount of fixed rate senior, unsecured long-term notes (collectively referred to as “Senior Notes”) due in various fiscal years ranging from 2018 to 2035. The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2015, the book value of our Senior Notes of $2.50 billion approximates the fair value of $2.52 billion. Additionally, the interest expense for the Senior Notes is subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. Following a rating change below investment grade, the stated interest rate for each series of Senior Notes may increase between 25 bps to 100 bps based on the adjusted credit rating. Refer to Note 6, “Debt” to the condensed consolidated financial statements in Part I, Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2 for additional details. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy. As of December 31, 2015, if our credit rating was downgraded below investment grade by Moody’s and S&P, the maximum potential increase to our annual interest expense on the Senior Notes, considering a 200 bps increase to the stated interest rate for each series of our Senior Notes, is estimated to be approximately $50.0 million.

In November 2014, we entered into $750 million aggregate principal amount of floating rate senior, unsecured prepayable term loans due in 2019 and a $500 million unfunded revolving credit facility. The interest rates for the term loans are based on LIBOR plus a fixed spread and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the adjusted credit rating. The fair value of the term loans is subject to interest rate risk only to the extent of the fixed spread portion of the interest rates which does not fluctuate with change in interest rates. As of December 31, 2015, the difference between book value and fair value of our term loans was immaterial. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the unfunded revolving credit facility which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. As of December 31, 2015, if LIBOR-based interest rates increased by 100 bps, the change would increase our annual interest expense annually by approximately $5.7 million as it relates to our borrowings under the term loans. Additionally, as of December 31, 2015, if our credit rating was downgraded to be below investment grade, the maximum potential increase to our annual interest expense for the term loans and the revolving credit facility, using the highest range of the ranges discussed above, is estimated to be approximately $3.8 million.
See Note 4, “Marketable Securities,” to the condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of December 31, 2015.
As of December 31, 2015, we had net forward and option contracts to sell $134.4 million in foreign currency in order to hedge certain currency exposures (see Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a detailed description). If we had entered into these contracts on December 31, 2015, the U.S. dollar equivalent would have been $137.5 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $23.4 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On October 21, 2015, KLA-Tencor announced it had entered into the Merger Agreement with Lam Research. The transaction contemplates two mergers (“Mergers”) for it to be fully in effect. Consummation of the Mergers is subject to certain conditions, including (1) the receipt of the necessary approvals from KLA-Tencor stockholders and Lam Research stockholders; (2) the expiration or termination of any waiting periods applicable to the consummation of the Mergers under applicable antitrust and competition laws; and (3) the absence of any law or order restraining, enjoining or otherwise prohibiting the Mergers. Each of Lam Research’s and KLA-Tencor’s obligation to consummate the Mergers is also subject to certain additional customary conditions, including (1) subject to specific standards, the accuracy of the representations and warranties of the other party; and (2) performance in all material respects by the other party of its obligations under the Merger Agreement. There is no assurance that the conditions to the Mergers will be satisfied in a timely manner or at all.  Further, the pendency of the Merger Agreement may have an adverse effect on our business and share price. Additionally, if the Mergers are not completed, we may suffer a number of consequences that could adversely affect our business, results of operations, and stock price. There are numerous risks related to the Mergers, including the following:

•	Various conditions to the closing of the Mergers may not be satisfied or waived;

•
The Mergers may not be consummated, which among other things may cause our share price to decline to the extent that the current price of our common stock reflects an assumption that the Mergers will be completed;

•	The failure to consummate the Mergers may result in negative publicity and a negative impression of us in the investment community;

•	Required regulatory approvals from governmental entities may delay the Mergers or result in the imposition of conditions that could cause Lam Research to abandon the Mergers;

•	The Merger Agreement may be terminated in circumstance that would require us to pay Lam Research a termination fee of $290.0 million;

•	We will have incurred significant costs in connection with the acquisition that we may be unable to recover;

•	Our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected;

•	The attention of our employees and management may be diverted due to activities related to the Mergers;

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

•
The Merger Agreement restricts us from engaging in certain actions without Lam Research's approval, which could prevent us from pursuing certain business opportunities outside the ordinary course of business that arise prior to the closing of the Mergers.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Mergers, and these fees and costs are payable by us regardless of whether the Mergers are consummated.

Several lawsuits have been filed against Lam Research and us challenging the Merger and an adverse ruling may prevent the Merger from being completed.
Lam Research, KLA-Tencor, Merger Sub 1 and Merger Sub 2, as well as the members of the KLA-Tencor Board, have been named as defendants in several lawsuits brought by KLA-Tencor stockholders. Additional lawsuits may be filed against Lam Research, KLA-Tencor, Merger Sub 1, Merger Sub 2 and the directors of one of the foregoing companies in connection with the merger.
One of the conditions to the closing of the Merger is that no order, injunction, decree or other legal restraint or prohibition shall be in effect that prevents completion of the Merger. Consequently, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the defendants’ ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.
The merger is subject to the receipt of consents and clearances from domestic and foreign regulatory authorities that may impose conditions that could have an adverse effect on Lam Research, KLA-Tencor or the combined company or, if not obtained, could prevent completion of the merger.
Before the merger may be completed, applicable waiting periods must expire or terminate under antitrust and competition laws and various approvals or consents must be obtained from regulatory entities. In deciding whether to grant antitrust or regulatory clearances, the relevant governmental entities will consider the effect of the merger on competition within their relevant jurisdiction. The terms and conditions of any approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. The merger agreement may require KLA-Tencor and Lam Research to comply with conditions imposed by regulatory entities and, in certain circumstances, either company may refuse to close the merger on the basis of those regulatory conditions. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions, or that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the merger or imposing additional material costs on or materially limiting the revenues of the combined company following the merger. In addition, we can provide no assurance that any such conditions, obligations or restrictions will not result in the delay or abandonment of the merger.
For additional information on the risks associated with our proposed merger with Lam Research, please review the risks beginning on page 22 of the joint proxy statement/prospectus filed by Lam Research with the SEC on January 13, 2016, which risks are incorporated by reference herein and included as Exhibit 99.1 to this quarterly report.

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
As of December 31, 2015, we had $3.15 billion aggregate principal amount of outstanding indebtedness, consisting of $2.50 billion aggregate principal amount of senior, unsecured long-term notes and approximately $651.3 million of term loans under a Credit Agreement (the “Credit Agreement”). Additionally, we have commitments for an unfunded revolving credit facility of $500.0 million under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded revolving credit facility under the Credit Agreement and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
Our Board of Directors first instituted a quarterly dividend during the fiscal year ended June 30, 2005. Since that time, we have announced a number of increases in the amount of our quarterly dividend level as well as payment of a special cash dividend that was declared and substantially paid in the second quarter of our fiscal year ended June 30, 2015. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends may be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; changes to our business model; restrictions on increasing dividends under the Merger Agreement; and our increased interest and principal payments required by our approximately $3.15 billion aggregate principal amount of outstanding indebtedness and any additional indebtedness that we may incur in the future. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
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
Historically, we recorded material restructuring charges related to our prior global workforce reductions, large excess inventory write-offs, and material impairment charges related to our goodwill and purchased intangible assets. During the fourth quarter of fiscal year 2015, we implemented a plan to reduce our global employee workforce to streamline our organization and business processes in response to changing customer requirements in our industry. We substantially completed the global employee workforce reduction during the three months ended December 31, 2015 and recorded net restructuring charges of $1.4 million during the same period. Such workforce changes can also temporarily reduce workforce productivity, which could be disruptive to our business and adversely affect our results of operations. In addition, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame. If we again restructure our organization and business processes, implement additional cost reduction actions or discontinue certain business operations, we may take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write-off additional inventory if our product build plans or usage of service inventory decline. Also, as our lead times from suppliers increase (due to the increasing complexity of the parts and components they provide) and the lead times demanded by our customers decrease (due to the time pressures they face when introducing new products or technology or bringing new facilities into production), we may be compelled to increase our commitments, and therefore our risk exposure, to inventory purchases to meet our customers’ demands in a timely manner, and that inventory may need to be written-off if demand for the underlying product declines for any reason. Such additional write-offs could constitute material charges.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended December 31, 2015 (1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 to October 20, 2015	568,011	$51.95	5,916,120
Total	568,011	$51.95
__________________

(1)
Our Board of Directors has authorized a program for us to repurchase shares of our common stock. The total number and dollar amount of shares repurchased for the six months ended December 31, 2015 and fiscal years ended June 30, 2015, 2014 and 2013 were 3.4 million shares ($175.7 million), 9.3 million shares ($608.9 million), 3.8 million shares ($240.8 million) and 5.4 million shares ($273.3 million), respectively. In connection with entering into the Merger Agreement, we suspended further repurchases under our repurchase program on October 21, 2015.

(2)	All shares were purchased pursuant to the publicly announced repurchase program described in footnote 1 above. Shares are reported based on the trade date of the applicable repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 20, 2015, by and among Lam Research Corporation, Topeka Merger Sub 1, Inc., Topeka Merger Sub 2, Inc. and KLA-Tencor Corporation	8-K	000-09992	2.1	10/21/15

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	Risks related to the Merger with Lam Research

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

January 28, 2016	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

January 28, 2016	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 28, 2016	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 20, 2015, by and among Lam Research Corporation, Topeka Merger Sub 1, Inc., Topeka Merger Sub 2, Inc. and KLA-Tencor Corporation	8-K	000-09992	2.1	10/21/2015

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	Risks related to the Merger with Lam Research

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document