Form 10-Q
period 2016-03-31
KLA TENCOR CORP
filed 2016-04-26
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of April 15, 2016, there were 155,708,389 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$925,974	$838,025
Marketable securities	1,315,336	1,549,086
Accounts receivable, net	624,818	585,494
Inventories	721,493	617,904
Deferred income taxes	216,438	236,253
Other current assets	102,414	77,814
Total current assets	3,906,473	3,904,576
Land, property and equipment, net	287,874	314,591
Goodwill	335,205	335,263
Purchased intangibles, net	5,625	11,895
Other non-current assets	246,925	259,687
Total assets	$4,782,102	$4,826,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,322	$103,342
Deferred system profit	193,219	148,691
Unearned revenue	51,820	71,335
Current portion of long-term debt	—	16,981
Other current liabilities	626,331	661,414
Total current liabilities	997,692	1,001,763
Non-current liabilities:
Long-term debt	3,097,306	3,173,435
Unearned revenue	51,065	47,145
Other non-current liabilities	159,467	182,230
Total liabilities	4,305,530	4,404,573
Commitments and contingencies (Note 11 and Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	424,474	474,374
Retained earnings (accumulated deficit)	95,121	(12,362)
Accumulated other comprehensive income (loss)	(43,023)	(40,573)
Total stockholders’ equity	476,572	421,439
Total liabilities and stockholders’ equity	$4,782,102	$4,826,012

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands, except per share amounts)	2016	2015	2016	2015
Revenues:
Product	$530,623	$565,181	$1,519,142	$1,545,663
Service	181,810	173,278	546,180	512,054
Total revenues	712,433	738,459	2,065,322	2,057,717
Costs and expenses:
Costs of revenues	274,599	320,282	825,823	891,962
Engineering, research and development	115,589	124,583	353,804	401,777
Selling, general and administrative	87,407	98,608	275,602	305,125
Loss on extinguishment of debt and other, net	—	—	—	131,669
Interest expense	30,895	30,508	91,998	75,330
Other expense (income), net	(5,988)	(1,976)	(11,610)	(7,339)
Income before income taxes	209,931	166,454	529,705	259,193
Provision for income taxes	34,154	34,816	96,824	35,054
Net income	$175,777	$131,638	$432,881	$224,139
Net income per share:
Basic	$1.13	$0.81	$2.78	$1.37
Diluted	$1.12	$0.81	$2.76	$1.36
Cash dividends declared per share (including a special cash dividend of $16.50 per share declared during the three months ended December 31, 2014)	$0.52	$0.50	$1.56	$18.00
Weighted-average number of shares:
Basic	155,690	161,559	155,921	163,494
Diluted	156,429	162,794	156,797	164,930

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands)	2016	2015	2016	2015
Net income	$175,777	$131,638	$432,881	$224,139
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	5,265	(4,687)	(3,003)	(21,756)
Change in income tax benefit or expense	(974)	2,370	790	8,343
Net change related to currency translation adjustments	4,291	(2,317)	(2,213)	(13,413)
Cash flow hedges:
Change in net unrealized gains or losses	(2,798)	(1,309)	(3,952)	12,648
Reclassification adjustments for net gains or losses included in net income	1,107	(3,920)	870	(5,732)
Change in income tax benefit or expense	608	1,885	1,108	(2,492)
Net change related to cash flow hedges	(1,083)	(3,344)	(1,974)	4,424
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	(77)	1,212	729	2,525
Available-for-sale securities:
Change in net unrealized gains or losses	5,536	3,277	1,302	153
Reclassification adjustments for gains or losses included in net income	(36)	(60)	(79)	(1,976)
Change in income tax benefit or expense	(1,135)	(822)	(215)	751
Net change related to available-for-sale securities	4,365	2,395	1,008	(1,072)
Other comprehensive income (loss)	7,496	(2,054)	(2,450)	(7,536)
Total comprehensive income	$183,273	$129,584	$430,431	$216,603

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$432,881	$224,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,044	60,570
Asset impairment charges	1,396	1,698
Loss on extinguishment of debt and other, net	—	131,669
Non-cash stock-based compensation expense	32,758	43,098
Excess tax benefit from equity awards	(12,176)	(15,186)
Net gain on sales of marketable securities and other investments	(4,105)	(1,976)
Changes in assets and liabilities:
Increase in accounts receivable, net	(29,692)	(162,234)
Decrease (increase) in inventories	(93,976)	11,002
Decrease (increase) in other assets	4,659	(62,492)
Increase in accounts payable	22,956	700
Increase (decrease) in deferred system profit	44,528	(1,569)
Increase (decrease) in other liabilities	(45,670)	59,008
Net cash provided by operating activities	405,603	288,427
Cash flows from investing activities:
Capital expenditures, net	(24,233)	(36,554)
Proceeds from sale of assets	4,026	—
Purchases of available-for-sale securities	(873,987)	(1,433,856)
Proceeds from sale of available-for-sale securities	632,207	1,664,898
Proceeds from maturity of available-for-sale securities	472,437	564,283
Purchases of trading securities	(48,248)	(48,949)
Proceeds from sale of trading securities	51,738	50,558
Net cash provided by investing activities	213,940	760,380
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	—	3,224,906
Repayment of debt	(95,000)	(886,742)
Issuance of common stock	21,910	29,578
Tax withholding payments related to vested and released restricted stock units	(23,723)	(29,790)
Common stock repurchases	(181,711)	(435,030)
Payment of dividends to stockholders	(265,163)	(2,961,402)
Excess tax benefit from equity awards	12,176	15,186
Net cash used in financing activities	(531,511)	(1,043,294)
Effect of exchange rate changes on cash and cash equivalents	(83)	(14,482)
Net increase (decrease) in cash and cash equivalents	87,949	(8,969)
Cash and cash equivalents at beginning of period	838,025	630,861
Cash and cash equivalents at end of period	$925,974	$621,892
Supplemental cash flow disclosures:
Income taxes paid, net	$81,779	$65,830
Interest paid	$63,342	$37,569
Non-cash activities:
Purchase of land, property and equipment - investing activities	$2,311	$2,255
Unsettled common stock repurchase - financing activities	$—	$12,862
Dividends payable - financing activities	$18,827	$41,412

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
In accordance with the Merger Agreement, at the effective time of the Merger, each of the Company’s stockholders may elect to receive, for all shares of the Company’s common stock held at the closing of the transaction, and on a per share basis, one of the following: (i) mixed consideration, consisting of both 0.5 of a share of Lam Research common stock and $32.00 in cash; (ii) all-stock consideration, consisting of a number of shares of Lam Research common stock equal to 0.5 plus $32.00 divided by the volume weighted average price of Lam Research common stock over a five trading day period ending shortly before the closing of the transaction (“the five day VWAP”); or (iii) all-cash consideration, consisting of $32.00 plus 0.5 times the five-day VWAP. If no election was made by the Company’s stockholders, they will be deemed to have elected the mixed consideration. All-cash and all-stock elections will be subject to proration in accordance with the terms of the Merger Agreement.
The completion of the transaction is subject to customary closing conditions, including receipt of required regulatory approvals. On February 19, 2016, the Merger Agreement was adopted by KLA-Tencor’s stockholders and Lam Research’s stockholders approved the issuance of Lam Research’s common stock in the merger.
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
For additional details on the transaction, refer to the copy of the Merger Agreement attached as an Exhibit to the Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on October 21, 2015.
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
The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2016.
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
In November 2015, the FASB issued an accounting standard update for the presentation of deferred income taxes. Under this new guidance, deferred tax liabilities and assets should be classified as noncurrent in a classified balance sheet. The update is effective for the Company beginning in the first quarter of the Company’s fiscal year ending June 30, 2018 with early adoption permitted as of the beginning of an interim or annual reporting period. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. The Company plans to early adopt this new guidance prospectively in the fourth quarter of the fiscal year ending June 30, 2016. As of March 31, 2016, the Company has approximately $218 million of net current deferred tax assets that will be classified as noncurrent upon adoption.

In January 2016, the FASB issued an accounting standard update that changes the accounting for financial instruments primarily related to equity investments (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee), financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The accounting standard update is effective for the Company beginning in the first quarter of fiscal 2019, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
In February 2016, the FASB issued an accounting standard update which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. The update is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2020 using a modified retrospective transition method. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
In March 2016, the FASB issued an accounting standard update to simplify certain aspects of share-based payment awards to employees, including the accounting for income taxes, an option to recognize gross stock-based compensation expense with actual forfeitures recognized as they occur and statutory tax withholding requirements, as well as certain classifications in the statement of cash flows. The update is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2018, with early adoption permitted and all of the guidance must be adopted in the same period. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
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
The Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of March 31, 2016, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. As of March 31, 2016, the types of instruments valued based on quoted market prices in active markets included money market funds, U.S. Treasury securities, certain sovereign securities and certain U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

As of March 31, 2016, the types of instruments valued based on other observable inputs included corporate debt securities, municipal securities, certain U.S. Government agency securities and certain sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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
Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of March 31, 2016 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
U.S. Treasury securities	$136,492	$136,492	$—
U.S. Government agency securities	27,297	—	27,297
Money market and other	367,659	367,659	—
Sovereign securities	15,000	—	15,000
Marketable securities:
U.S. Treasury securities	252,318	252,318	—
U.S. Government agency securities	373,424	373,424	—
Municipal securities	5,445	—	5,445
Corporate debt securities	648,699	—	648,699
Sovereign securities	28,195	6,419	21,776
Total cash equivalents and marketable securities(1)	1,854,529	1,136,312	718,217
Other current assets:
Derivative assets	2,305	—	2,305
Other non-current assets:
Executive Deferred Savings Plan	158,313	94,842	63,471
Total financial assets(1)	$2,015,147	$1,231,154	$783,993
Liabilities
Other current liabilities:
Derivative liabilities	$(5,812)	$—	$(5,812)
Total financial liabilities	$(5,812)	$—	$(5,812)
________________
(1) Excludes cash of $322.2 million held in operating accounts and time deposits of $64.6 million as of March 31, 2016.

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
There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three and nine months ended March 31, 2016. The Company did not have significant assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of March 31, 2016 or June 30, 2015.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS
Balance Sheet Components

(In thousands)	As of March 31, 2016	As of June 30, 2015
Accounts receivable, net:
Accounts receivable, gross	$646,498	$607,157
Allowance for doubtful accounts	(21,680)	(21,663)
	$624,818	$585,494
Inventories:
Customer service parts	$230,768	$209,726
Raw materials	209,281	194,218
Work-in-process	213,052	156,820
Finished goods	68,392	57,140
	$721,493	$617,904
Other current assets:
Prepaid expenses	$39,542	$37,006
Income tax related receivables	54,475	32,850
Other current assets	8,397	7,958
	$102,414	$77,814
Land, property and equipment, net:
Land	$40,767	$40,397
Buildings and leasehold improvements	319,398	316,566
Machinery and equipment	508,469	510,642
Office furniture and fixtures	21,811	21,411
Construction-in-process	4,057	3,152
	894,502	892,168
Less: accumulated depreciation and amortization	(606,628)	(577,577)
	$287,874	$314,591
Other non-current assets:
Executive Deferred Savings Plan(1)	$158,313	$165,655
Deferred tax assets – long-term	74,822	78,648
Other non-current assets	13,790	15,384
	$246,925	$259,687
Other current liabilities:
Warranty	$32,596	$36,413
Executive Deferred Savings Plan(1)	159,760	167,886
Compensation and benefits	180,274	196,682
Income taxes payable	19,915	15,582
Interest payable	46,209	19,395
Customer credits and advances	103,295	93,212
Other accrued expenses	84,282	132,244
	$626,331	$661,414
Other non-current liabilities:
Pension liabilities	$56,834	$55,696
Income taxes payable	61,504	69,018
Other non-current liabilities	41,129	57,516
	$159,467	$182,230

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan”) under which certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. The Company invests these funds in certain mutual funds and such investments are classified as trading securities on the condensed consolidated balance sheets. Distributions from the Executive Deferred Savings Plan commence following a participant’s retirement or termination of employment or on a specified date allowed per the Executive Deferred Savings Plan provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. Participants can generally elect the distributions to be paid in lump sum or quarterly cash payments over a scheduled period for up to 15 years and are allowed to make subsequent changes to their existing elections as permissible under the Executive Deferred Savings Plan provisions. Changes in the Executive Deferred Savings Plan liability is recorded in selling, general and administrative expense in the condensed consolidated statements of operations. The expense (benefit) associated with changes in the liability included in selling, general and administrative expense were $(1.3) million and $6.3 million for the three months ended March 31, 2016 and 2015, respectively. The expense (benefit) associated with changes in the liability included in selling, general and administrative expense were $(4.6) million and $10.5 million for the nine months ended March 31, 2016 and 2015, respectively. Changes in the Executive Deferred Savings Plan assets are recorded as gains (losses), net in selling, general and administrative expense in the condensed consolidated statements of operations. The amount of gains (losses), net included in selling, general and administrative expense were ($1.0) million and $6.4 million for the three months ended March 31, 2016 and 2015, respectively. The amount of gains (losses), net included in selling, general and administrative expense were $(4.1) million and $10.7 million for the nine months ended March 31, 2016 and 2015, respectively.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of March 31, 2016	$(32,138)	$1,742	$2,579	$(15,206)	$(43,023)

Balance as of June 30, 2015	$(29,925)	$734	$4,553	$(15,935)	$(40,573)
The effects on net income of amounts reclassified from accumulated OCI to the Condensed Consolidated Statement of Operations for the indicated period were as follows (in thousands):

	Location in the Condensed Consolidated	Three months ended March 31,		Nine months ended March 31,
Accumulated OCI Components	Statements of Operations	2016	2015	2016	2015
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$(930)	$4,306	$79	$6,508
	Costs of revenues	(366)	(575)	(1,516)	(1,091)
	Interest expense	189	189	567	315
	Net gains reclassified from accumulated OCI	$(1,107)	$3,920	$(870)	$5,732

Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$36	$60	$79	$1,976
The amounts reclassified out of accumulated OCI related to the Company’s defined benefit pension plans, which were recognized as a component of net periodic cost for the three and nine months ended March 31, 2016 were immaterial and $1.0 million, respectively. The amounts reclassified out of accumulated OCI related to the Company’s defined benefit pension plans, which were recognized as a component of net periodic cost for the three and nine months ended March 31, 2015 were $1.3 million and $2.8 million, respectively. For additional details, refer to Note 11, “Employee Benefit Plans” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of March 31, 2016 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$388,085	$731	$(6)	$388,810
U.S. Government agency securities	400,255	509	(43)	400,721
Municipal securities	5,443	2	—	5,445
Corporate debt securities	647,655	1,430	(386)	648,699
Money market and other	367,659	—	—	367,659
Sovereign securities	43,200	4	(9)	43,195
Subtotal	1,852,297	2,676	(444)	1,854,529
Add: Time deposits(1)	64,605	—	—	64,605
Less: Cash equivalents	603,792	7	(1)	603,798
Marketable securities	$1,313,110	$2,669	$(443)	$1,315,336

As of June 30, 2015 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$274,965	$605	$(15)	$275,555
U.S. Government agency securities	571,843	551	(126)	572,268
Municipal securities	31,819	7	(10)	31,816
Corporate debt securities	625,965	511	(515)	625,961
Money market and other	611,385	—	—	611,385
Sovereign securities	57,091	33	(31)	57,093
Subtotal	2,173,068	1,707	(697)	2,174,078
Add: Time deposits(1)	29,941	—	—	29,941
Less: Cash equivalents	654,933	—	—	654,933
Marketable securities	$1,548,076	$1,707	$(697)	$1,549,086
________________

(1)	Time deposits excluded from fair value measurements.
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

As of March 31, 2016 (In thousands)	Fair Value	Gross Unrealized Losses(1)
U.S. Treasury securities	$15,026	$(6)
U.S. Government agency securities	78,609	(42)
Corporate debt securities	195,167	(386)
Sovereign securities	20,176	(9)
Total	$308,978	$(443)
__________________

(1)	As of March 31, 2016, the amount of total gross unrealized losses related to investments that had been in a continuous loss position for 12 months or more was immaterial.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company’s Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of March 31, 2016 (In thousands)	Amortized Cost	Fair Value
Due within one year	$322,976	$323,090
Due after one year through three years	990,134	992,246
	$1,313,110	$1,315,336
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains on available-for-sale securities for the three months ended March 31, 2016 and 2015 were immaterial, respectively. Realized gains on available-for-sale securities for the nine months ended March 31, 2016 was immaterial and for the nine months ended March 31, 2015 was $2.3 million. Realized losses on available-for-sale securities for the three and nine months ended March 31, 2016 and 2015 were immaterial, respectively.
NOTE 5 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in prior business combinations.
The Company has made certain organizational changes and consolidated its product divisions effective in the first quarter of fiscal year 2016, in response to changing customer requirements in the industry. As required by the authoritative guidance, when an entity reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill is reassigned to the affected reporting units using a relative fair value allocation approach. The fair value of each reporting unit is compared to the fair value of the business immediately prior to the reorganization. The fair value for the Company’s reporting units was determined using a weighted combination of market-based and income-based approach. The Company has four reporting units as of March 31, 2016: Wafer Inspection, Patterning, Global Service and Support, and Others. The goodwill balances by reporting units as of March 31, 2016 were as follows:

(In thousands)	Wafer Inspection		Patterning		Others		Total
Balance as of June 30, 2015	$332,783	(1)	$2,480	(2)	$—		$335,263
Goodwill allocation	(51,671)	(3)	50,775	(3)	896	(3)	—
Goodwill adjustment	(58)		—		—		(58)
Balance as of March 31, 2016	$281,054		$53,255		$896		$335,205
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
The changes in the gross goodwill balance during the nine months ended March 31, 2016 resulted from foreign currency translation adjustments.
The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2015 during the three months ended December 31, 2015 as part of its annual goodwill impairment assessment and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. As of December 31, 2015, the Company’s assessment indicated that goodwill in the reporting units was not impaired. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the second quarter of the fiscal year ending June 30, 2016. The next annual assessment of goodwill by reporting unit is scheduled to be performed in the second quarter of the fiscal year ending June 30, 2017.

Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of March 31, 2016			As of June 30, 2015
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$141,659	$137,660	$3,999	$141,659	$134,664	$6,995
Patents	6-13 years	57,648	57,648	—	57,648	56,998	650
Trade name/Trademark	4-10 years	19,893	19,585	308	19,893	18,899	994
Customer relationships	6-7 years	54,980	53,662	1,318	54,980	51,724	3,256
Total		$274,180	$268,555	$5,625	$274,180	$262,285	$11,895
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
For the three months ended March 31, 2016 and 2015, amortization expense for intangible assets was $1.3 million and $4.0 million, respectively. For the nine months ended March 31, 2016 and 2015, amortization expense for intangible assets was $6.3 million and $12.1 million, respectively. Based on the intangible assets recorded as of March 31, 2016, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2016 (remaining 3 months)	$1,294
2017	2,806
2018	1,525
Total	$5,625
NOTE 6 – DEBT
The following table summarizes the debt of the Company as of March 31, 2016 and June 30, 2015:

	As of March 31, 2016		As of June 30, 2015
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 2.375% Senior notes due on November 1, 2017	$250,000	2.396%	$250,000	2.396%
Fixed-rate 3.375% Senior notes due on November 1, 2019	250,000	3.377%	250,000	3.377%
Fixed-rate 4.125% Senior notes due on November 1, 2021	500,000	4.128%	500,000	4.128%
Fixed-rate 4.650% Senior notes due on November 1, 2024(1)	1,250,000	4.682%	1,250,000	4.682%
Fixed-rate 5.650% Senior notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Term loans	616,250		711,250
Total debt	3,116,250		3,211,250
Unamortized discount	(3,415)		(3,723)
Unamortized debt issuance costs	(15,529)		(17,111)
Total debt	$3,097,306		$3,190,416

Reported as:
Current portion of long-term debt	$—		$16,981
Long-term debt	3,097,306		3,173,435
Total debt	$3,097,306		$3,190,416
__________________

(1)
The effective interest rate disclosed above for this series of Senior Notes excludes the impact of the treasury rate lock hedge discussed below. The effective interest rate including the impact of the treasury rate lock hedge was 4.626%.

As of March 31, 2016, future principal payments for the long-term debt are summarized as follows. For fiscal years ending 2016 and 2017, there are no scheduled payments since the Company made $86.9 million of principal prepayments on the term loans as of March 31, 2016.

Fiscal year ending June 30:	Amount (In thousands)
2016 (remaining 3 months)	$—
2017	—
2018	285,000
2019	75,000
2020	756,250
Thereafter	2,000,000
Total payments	$3,116,250
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
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit the Company’s ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of March 31, 2016, the Company was in compliance with all of its covenants under the Indenture associated with the Senior Notes.
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of March 31, 2016 and June 30, 2015 was approximately $2.56 billion and $2.52 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.

Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, the Company entered into $750 million of five-year senior unsecured prepayable term loans and a $500 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement (the “Credit Agreement”). The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with the Company’s credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the then effective credit rating. The Company is also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with the Company’s credit rating downgrades or upgrades by Moody’s and S&P. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter, and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). The Company may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty. During the third quarter of the fiscal year ending June 30, 2016, the Company prepaid additional principal of $35.0 million for the term loans.
Future principal payments for the Company’s term loans (without giving effect to $86.9 million of principal prepayments as of March 31, 2016 that shall be applied to the future scheduled quarterly payments) as of March 31, 2016, are as follows:

Fiscal Quarters Ending	Quarterly Payment (In thousands)
June 30, 2016 through December 31, 2016	$9,375
March 31, 2017 through December 31, 2017	$14,063
March 31, 2018 through September 30, 2019	$18,750
December 31, 2019	$487,500
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
The Company was in compliance with the financial covenants under the Credit Agreement as of March 31, 2016 and had no outstanding borrowings under the unfunded revolving credit facility.
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
NOTE 7 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
As of March 31, 2016, the Company had two plans under which the Company was able to issue equity incentive awards, such as restricted stock units and stock options, to its employees, consultants and members of its Board of Directors: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 1998 Director Plan (the “Outside Director Plan”).

2004 Plan:
The 2004 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to the Company’s employees, consultants and members of its Board of Directors. As of March 31, 2016, 5.0 million shares were available for issuance under the 2004 Plan.
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
Outside Director Plan
The Outside Director Plan only permits the issuance of stock options to the non-employee members of the Board of Directors. As of March 31, 2016, 1.7 million shares were available for grant under the Outside Director Plan.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under the Company’s equity incentive plans for the indicated periods:

(In thousands)	Available For Grant
Balance as of June 30, 2015(1)(2)	7,810
Restricted stock units granted(2)(3)	(1,541)
Restricted stock units canceled(2)	440
Balance as of March 31, 2016(1)(2)	6,709
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

(3)
Includes restricted stock units granted to senior management during the nine months ended March 31, 2016 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of March 31, 2016, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during the nine months ended March 31, 2016, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied.

The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. For restricted stock units granted without “dividend equivalent” rights, fair value is calculated using the closing price of the Company’s common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those restricted stock units. In November 2013, the Company’s stockholders approved amendments to the 2004 Plan that included, among other things, giving the plan administrator the ability to grant “dividend equivalent” rights in connection with awards of restricted stock units, performance shares, performance units and deferred stock units before they are fully vested as discussed above. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date. As of March 31, 2016, the Company accrued $18.8 million of dividends payable, substantially all of which is related to the special cash dividend for the unvested restricted stock units outstanding as of the dividend record date as well as restricted stock units granted with dividend equivalent rights during the nine months ended March 31, 2016, which entitle the holders of such equity awards to the same dividend value per share as holders of common stock subject to meeting the vesting requirements of the underlying equity awards. The fair value for purchase rights under the Company’s Employee Stock Purchase Plan is determined using a Black-Scholes valuation model.
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2016	2015	2016	2015
Stock-based compensation expense by:
Costs of revenues	$864	$1,642	$3,594	$5,842
Engineering, research and development	1,930	2,941	6,691	10,016
Selling, general and administrative	6,391	8,184	22,473	27,240
Total stock-based compensation expense	$9,185	$12,767	$32,758	$43,098
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of March 31, 2016	As of June 30, 2015
Inventory	$2,764	$3,242
Stock Options
The Company has not issued any stock options since October 2007. However, during the three months ended December 31, 2014, the Company adjusted the number of shares subject to outstanding options under the 2004 Plan by an aggregate of 4,245 shares pursuant to a proportionate and equitable adjustment for the effect of the special cash dividend, as required by the 2004 Plan. The total number of outstanding options under the 2004 Plan as well as the associated exercise prices were adjusted to ensure the aggregate intrinsic value remained the same after considering the effect of the special cash dividend. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. Additionally, the adjustment did not have an impact on the shares available for future issuance under the 2004 Plan. As of March 31, 2016, the outstanding stock options are immaterial (all vested and exercisable).
The following table shows the total intrinsic value of options exercised, total cash received from employees and non-employee Board members as a result of stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2016	2015	2016	2015
Total intrinsic value of options exercised	$2	$171	$3	$4,090
Total cash received from employees and non-employee Board members as a result of stock option exercises	$2	$175	$3	$5,392
Tax benefits realized by the Company in connection with these exercises	$1	$59	$1	$1,828
The Company generally settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.

Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the nine months ended March 31, 2016 and restricted stock units outstanding as of March 31, 2016 and June 30, 2015:

Restricted Stock Units	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2015	2,674	$49.36
Granted(2)	770	$51.12
Vested and released	(849)	$39.21
Withheld for taxes	(466)	$39.21
Forfeited	(235)	$55.40
Outstanding restricted stock units as of March 31, 2016	1,894	$56.38
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. As described above, under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8x or 2.0x (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes restricted stock units granted to senior management during the nine months ended March 31, 2016 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of March 31, 2016, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares (i.e., 0.3 million shares during the nine months ended March 31, 2016) that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

The restricted stock units granted by the Company since the beginning of the fiscal year ended June 30, 2013 generally vest (a) with respect to awards with only service-based vesting criteria, in four equal installments on the first, second, third and fourth anniversaries of the grant date and (b) with respect to awards with both performance-based and service-based vesting criteria, in two equal installments on the third and fourth anniversaries of the grant date, in each case subject to the recipient remaining employed by the Company as of the applicable vesting date. The restricted stock units granted by the Company from the beginning of the fiscal year ended June 30, 2007 through the fiscal year ended June 30, 2012 generally vest in two equal installments on the second and fourth anniversaries of the grant date, subject to the recipient remaining employed by the Company as of the applicable vesting date. The restricted stock units granted to the independent members of the board of directors vest on the first anniversary of the date of grant. However, in connection with the closing of the proposed merger with Lam Research, vesting of the restricted stock units held by the independent members of the board of directors who will not be serving as members of the Lam Research board of directors, will accelerate in whole or in part in accordance with the Company’s accelerated vesting policy approved by the Company’s stockholders at the February 2016 special meeting of stockholders.

The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands, except for weighted-average grant date fair value)	2016	2015	2016	2015
Weighted-average grant date fair value per unit	$—	$63.16	$51.12	$74.48
Tax benefits realized by the Company in connection with vested and released restricted stock units	$1,450	$1,511	$27,132	$25,830
As of March 31, 2016, the unrecognized stock-based compensation expense balance related to restricted stock units was $63.0 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.5 years. The intrinsic value of outstanding restricted stock units as of March 31, 2016 was $137.9 million.

Cash-Based Long-Term Incentive Compensation
Starting in the fiscal year ended June 30, 2013, the Company adopted a cash-based long-term incentive (“Cash LTI”) program for many of its employees as part of the Company’s employee compensation program. During the nine months ended March 31, 2016 and 2015, the Company approved Cash LTI awards of $47.8 million and $66.7 million, respectively under the Company’s Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the three months ended March 31, 2016 and 2015, the Company recognized $11.6 million and $10.5 million, respectively, in compensation expense under the Cash LTI Plan. During the nine months ended March 31, 2016 and 2015, the Company recognized $33.0 million and $29.0 million, respectively, in compensation expense under the Cash LTI Plan. As of March 31, 2016, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $100.5 million.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Stock purchase plan:
Expected stock price volatility	26.8%	25.5%	25.4%	24.5%
Risk-free interest rate	0.2%	0.1%	0.2%	0.1%
Dividend yield	3.0%	2.9%	3.3%	2.8%
Expected life (in years)	0.5	0.5	0.5	0.5
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Total cash received from employees for the issuance of shares under the ESPP	$—	$—	$21,908	$24,186
Number of shares purchased by employees through the ESPP	—	—	454	405
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$1,203	$411	$1,922	$1,600
Weighted-average fair value per share based on Black-Scholes model	$14.29	$14.40	$12.44	$14.55

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of March 31, 2016, a total of 1.7 million shares were reserved and available for issuance under the ESPP.
Quarterly cash dividends
On February 4, 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.52 per share on the outstanding shares of the Company’s common stock, which was paid on March 1, 2016 to the stockholders of record as of the close of business on February 16, 2016. Under the authoritative guidance, the dividend when declared is recognized as a reduction of retained earnings, to the extent available, with any shortfall recognized as a reduction of additional paid-in-capital. As of the declaration date during the three months ended March 31, 2016, the Company recorded the quarterly cash dividends as a reduction of retained earnings. The total amount of regular quarterly cash dividends paid by the Company during the three months ended March 31, 2016 and 2015 was $81.0 million and $80.8 million, respectively. The total amount of regular quarterly cash dividends paid by the Company during the nine months ended March 31, 2016 and 2015 was $243.5 million and $245.5 million, respectively. The amount of accrued dividends for quarterly cash dividends for unvested restricted stock units with dividend equivalent rights as of March 31, 2016 and 2015 was $1.9 million and $0.6 million, respectively.
Special cash dividend
On November 19, 2014, the Company’s Board of Directors declared a special cash dividend of $16.50 per share, which was paid on December 9, 2014 to the stockholders of record as of the close of business on December 1, 2014. Additionally, in connection with the special cash dividend, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved a proportionate and equitable adjustment to outstanding equity awards (restricted stock units and stock options), as required under the 2004 Plan, subject to the vesting requirements of the underlying awards. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. Under the authoritative guidance, the dividend when declared is recognized as a reduction of retained earnings, to the extent available, with any shortfall recognized as a reduction of additional paid-in-capital. The special cash dividend reduced the retained earnings by $2.11 billion as of the special cash dividend declaration date, reducing the retained earnings amount to zero and the excess amount of the special cash dividend of $646.5 million was charged against additional paid-in capital. The declaration and payment of the special cash dividend are part of the Company’s leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 6, “Debt” that was completed during the three months ended December 31, 2014. As of March 31, 2016, the Company accrued a total of $16.9 million of dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. During the three and nine months ended March 31, 2016, the total special cash dividends paid with respect to fully vested restricted stock units with dividend equivalent rights was $1.2 million and $21.7 million, respectively. The total amount of the special cash dividend accrued by the Company during the three months ended December 31, 2014 was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. Other than the special cash dividend declared during the three months ended December 31, 2014, the Company historically has not declared any special cash dividends. For additional details on accrued dividends, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2.

NOTE 8 – STOCK REPURCHASE PROGRAM
The Company’s Board of Directors has authorized a program for the Company to repurchase shares of the Company’s common stock. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18. As of March 31, 2016, an aggregate of approximately 5.9 million shares were available for repurchase under the Company’s repurchase program. In connection with entering into the Merger Agreement with Lam Research, the Company suspended further repurchases under its repurchase program effective October 21, 2015.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2016	2015	2016	2015
Number of shares of common stock repurchased	—	2,644	3,445	6,506
Total cost of repurchases	$—	$168,943	$175,743	$447,892
As of March 31, 2015, the Company had repurchased 218,600 shares for $12.9 million, which repurchases had not settled prior to March 31, 2015. The amount was recorded as a component of other current liabilities for the period presented.
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
The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Numerator:
Net income	$175,777	$131,638	$432,881	$224,139
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	155,690	161,559	155,921	163,494
Effect of dilutive options and restricted stock units	739	1,235	876	1,436
Weighted-average shares-diluted	156,429	162,794	156,797	164,930
Basic net income per share	$1.13	$0.81	$2.78	$1.37
Diluted net income per share	$1.12	$0.81	$2.76	$1.36
Anti-dilutive securities excluded from the computation of diluted net income per share	—	245	137	32

NOTE 10 – INCOME TAXES
The following table provides details of income taxes:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in thousands)	2016	2015	2016	2015
Income before income taxes	$209,931	$166,454	$529,705	$259,193
Provision for income taxes	$34,154	$34,816	$96,824	$35,054
Effective tax rate	16.3%	20.9%	18.3%	13.5%
Tax expense was lower as a percentage of income before taxes during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the impact of the following items:

•
Tax expense was decreased by $8.6 million during the three months ended March 31, 2016 related to a decrease in the Company's unrecognized tax benefits from the expiration of the statute of limitations;

•
Tax expense was decreased by $3.6 million during the three months ended March 31, 2016 related to an increase in the proportion of the Company's earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate; partially offset by

•
Tax expense was decreased by $2.1 million during the three months ended March 31, 2015 related to a non-taxable increase in the value of the assets held within the Company's Executive Deferred Savings Plan.

Tax expense was higher as a percentage of income before taxes during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 primarily due to the impact of the following items:

•	Tax expense was decreased by $45.2 million during the nine months ended March 31, 2015 related to a pre-tax net loss of $131.7 million due to the redemption of the 2018 Senior Notes;

•
Tax expense was decreased by $4.8 million during the nine months ended March 31, 2015 related to a non-taxable increase in the value of the assets held within the Company's Executive Deferred Savings Plan; partially offset by

•
Tax expense was decreased by $16.8 million during the nine months ended March 31, 2016 related to a decrease in the Company's unrecognized tax benefits from the expiration of the statute of limitations; and

•
Tax expense was decreased by $9.1 million during the nine months ended March 31, 2016 related to an increase in the proportion of the Company's earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate.

In the normal course of business, the Company is subject to examination by tax authorities throughout the world. The Company is subject to United States federal income tax examination for all years beginning from the fiscal year ended June 30, 2013 and is under United States federal income tax examination for the fiscal year ended June 30, 2013. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2011. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2011. It is possible that certain examinations may be concluded in the next twelve months. The Company believes that it may recognize up to $16.1 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.

NOTE 11 – LITIGATION AND OTHER LEGAL MATTERS
Litigation Related to Proposed Merger with Lam Research.
The California Class Actions. In connection with the October 21, 2015 announcement of the merger transaction, four purported KLA-Tencor stockholders filed putative class actions on behalf of all KLA-Tencor stockholders. Three actions were filed in the California Superior Court for Santa Clara County and are captioned, Hedgecock v. KLA-Tencor Corp., et al., Case No. 115CV287329, Karr v. KLA-Tencor Corporation, et al., Case No. 115CV287331, (both filed on October 28, 2015) and Spoleto Corp. v. Wallace, et al., Case No. 115CV289552 (filed on December 29, 2015) (collectively, the “California Class Actions”). Plaintiffs in the Hedgecock and Karr actions filed amended complaints on December 21, 2015. The California Class Actions all name KLA-Tencor, the members of the KLA-Tencor Board, Lam Research, Merger Sub 1, and Merger Sub 2 (together with Merger Sub 1 and Lam Research, the “Lam Group”) as defendants. The California Class Actions allege that the members of the KLA-Tencor Board breached their fiduciary duties by, among other things, causing KLA-Tencor to agree to a merger transaction with the Lam Group at an unfair price and pursuant to an unfair process, and by making disclosures concerning the transaction that are materially misleading. Plaintiffs allege that the Lam Group aided and abetted such breaches. Plaintiffs seek to enjoin or rescind KLA-Tencor’s transaction with the Lam Group, as applicable, as well as an award of damages and attorneys’ fees, in addition to other relief.
The Delaware Chancery Court Class Action. One putative class action was filed on November 10, 2015, in the Court of Chancery in the State of Delaware and is captioned, Rooney v. Wallace, et al., Case No. 11700. On December 23, 2015, plaintiff Rooney filed an amended complaint. The Rooney action was filed against the members of the KLA-Tencor Board and similar to the California Class Actions alleges that the members of the KLA-Tencor Board breached their fiduciary duties by, among other things, causing KLA-Tencor to agree to a merger transaction with Lam Research at an unfair price and pursuant to an unfair process, and by making disclosures concerning the transaction that are materially misleading. Plaintiff Rooney seeks to enjoin or rescind KLA-Tencor’s transaction with Lam Research, as applicable, as well as an award of attorneys’ fees, in addition to other relief. KLA-Tencor has made an accrual with respect to the Hedgecock, Spoleto and Rooney actions.
Agreement in Principle to Resolve Merger-Related Litigation. On or about December 29, 2015, plaintiffs in all four actions agreed to coordinate and proceed in the California Superior Court. On February 5, 2016, an agreement in principle was reached with the plaintiffs in the Rooney Action, Hedgecock Action, and Spoleto Action to settle those actions. Pursuant to the agreement in principle, as set forth in a signed memorandum of understanding, the parties agreed to resolve disputed legal claims and KLA-Tencor and Lam agreed to make certain supplemental disclosures regarding the proposed merger, as set forth in the Form 8-K filed by KLA-Tencor on February 5, 2016. None of the defendants in these actions has admitted wrongdoing of any kind, including that there were any inadequacies in any disclosure, any breach of any fiduciary duty, or aiding or abetting any of the foregoing. On February 17, 2016, the California Superior Court dismissed the Karr action pursuant to a stipulation by the parties.

The agreement in principle is expected to be further memorialized in a stipulation of settlement, which will be subject to customary terms and conditions, including court approval, and will include an agreement by the plaintiffs, on behalf of a class of KLA-Tencor stockholders, to provide a release of claims of KLA stockholders against KLA-Tencor, the Lam Group and their respective officers and directors. Following final approval of the settlement by the court, the Hedgecock, Spoleto, and Rooney actions will be dismissed. The settlement will not affect the merger consideration to be paid to stockholders of KLA-Tencor in connection with the acquisition of KLA-Tencor by Lam. The California Superior Court has set a hearing for preliminary approval of the settlement hearing for June 3, 2016. KLA-Tencor has made an accrual with respect to the Hedgecock, Spoleto and Rooney actions. KLA-Tencor has determined a potential loss in excess of the amount accrued is reasonably possible; however, based on its current knowledge, KLA-Tencor does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

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
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Merger-related Commitment and Fees. KLA-Tencor has an agreement with a financial advisor in relation to the pending merger with Lam Research. KLA-Tencor has agreed to pay the third party a fee of approximately $59.0 million, $0.1 million of which was paid upon the execution of the engagement letter and $5.0 million of which was paid upon delivery of the fairness opinion, and the remaining portion of which will be paid upon, and subject to, consummation of the merger (provided that the final actual fee will be, in part, based on an average of the closing prices of Lam Research common stock over ten trading days approaching the closing of the merger). During the three months ended December 31, 2015, $5.1 million of the above fees were recorded in selling, general and administrative line of the condensed consolidated statements of operations. In addition, the Merger Agreement contains certain termination rights for KLA-Tencor and further provides that KLA-Tencor, as applicable, may be required to pay a termination fee of $290.0 million to Lam Research.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2016	2015	2016	2015
Receivables sold under factoring agreements	$59,505	$15,614	$135,105	$88,832
Proceeds from sales of LCs	$14,200	$—	$18,262	$6,920
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.1 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively. Rent expense was $6.4 million and $6.8 million for the nine months ended March 31, 2016 and 2015, respectively.

The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2016 (remaining 3 months)	$2,138
2017	7,175
2018	4,552
2019	2,021
2020	1,272
2021 and thereafter	561
Total minimum lease payments	$17,719
Purchase Commitments. KLA-Tencor maintains commitments to purchase inventory from its suppliers as well as goods and services in the ordinary course of business. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s estimate of its significant purchase commitments is approximately $302.9 million as of March 31, 2016 which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of March 31, 2016, the Company had committed $123.5 million for future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
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
The following table provides the changes in the product warranty accrual for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2016	2015	2016	2015
Beginning balance	$36,148	$34,410	$36,413	$37,746
Accruals for warranties issued during the period	8,956	11,289	28,728	28,480
Changes in liability related to pre-existing warranties	(5,304)	76	(8,898)	(690)
Settlements made during the period	(7,204)	(10,346)	(23,647)	(30,107)
Ending balance	$32,596	$35,429	$32,596	$35,429
The Company maintains guarantee arrangements available through various financial institutions for up to $22.8 million, of which $19.6 million had been issued as of March 31, 2016, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.

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
During the fourth quarter of fiscal year 2015, the Company implemented a plan to reduce its global employee workforce to streamline the organization and business processes in response to changing customer requirements in the industry. The goals of this reduction were to enable continued innovation, direct the Company’s resources toward its best opportunities and lower its ongoing expense run rate. The Company substantially completed its global workforce reduction during the nine months ended March 31, 2016 and recorded a $0.1 million net restructuring charge for the three months ended March 31, 2016, which was primarily recorded to the costs of revenues line of the condensed consolidated statements of operations. The Company recorded an $8.6 million net restructuring charge for the nine months ended March 31, 2016, of which $3.4 million was recorded to costs of revenues, $1.5 million to engineering, research and development expense and $3.7 million to selling, general and administrative expense lines of the condensed consolidated statements of operations.
The following table shows the activity primarily related to the accrual for severance and benefits for the three and nine months ended March 31, 2016 and 2015:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2016	2015	2016	2015
Beginning balance	$3,009	$5,330	$24,887	$2,329
Restructuring costs	125	1,921	8,583	9,201
Adjustments	38	(543)	(152)	(489)
Cash payments	(2,514)	(3,000)	(32,660)	(7,333)
Ending balance	$658	$3,708	$658	$3,708
The remaining accrual for severance and benefits as of March 31, 2016 is expected to be paid out by the end of the Company’s fiscal year ending June 30, 2016.
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
In October 2014, in anticipation of the issuance of the Senior Notes, the Company entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Company designated each of the Rate Lock Agreements as a qualifying hedging instrument and accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and the Company recorded the fair value of a $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. For the three and nine months ended March 31, 2016, the Company recognized $0.2 million and $0.6 million, respectively, for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of March 31, 2016, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $6.5 million. The cash proceeds of $7.5 million from the settlement of the Rate Lock Agreements were included in the cash flows from operating activities in the condensed consolidated statements of cash flows for the nine months ended March 31, 2015 because the designated hedged item was classified as interest expense in the cash flows from operating activities in the condensed consolidated statements of cash flows.
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

		Three months ended March 31,		Nine months ended March 31,
(In thousands)	Location in Financial Statements	2016	2015	2016	2015
Derivatives Designated as Hedging Instruments
Gains (losses) in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$(2,798)	$(1,309)	$(3,952)	$12,648
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$(930)	$4,306	$79	$6,508
	Costs of revenues	(366)	(575)	(1,516)	(1,091)
	Interest expense	189	189	567	315
	Net gains reclassified from accumulated OCI into income (effective portion)	$(1,107)	$3,920	$(870)	$5,732
Gains (losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other expense (income), net	$(396)	$187	$(795)	$307
Derivatives Not Designated as Hedging Instruments
Gains (losses) recognized in income	Other expense (income), net	$(7,350)	$(1,408)	$(12,985)	$9,704
	Loss on extinguishment of debt and other, net	$—	$—	$—	$1,180
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum maturity of approximately 10 months, as of the dates indicated below was as follows:

(In thousands)	As of March 31, 2016	As of June 30, 2015
Cash flow hedge contracts
Purchase	$11,322	$32,775
Sell	$86,312	$88,800
Other foreign currency hedge contracts
Purchase	$103,148	$64,012
Sell	$141,049	$123,091

The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2016	As of June 30, 2015	Balance Sheet Location	As of March 31, 2016	As of June 30, 2015
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$412	$1,722	Other current liabilities	$2,242	$1,920
Total derivatives designated as hedging instruments		$412	$1,722		$2,242	$1,920
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,893	$1,342	Other current liabilities	$3,570	$1,186
Total derivatives not designated as hedging instruments		$1,893	$1,342		$3,570	$1,186
Total derivatives		$2,305	$3,064		$5,812	$3,106
The following table provides the balances and changes in accumulated OCI, before taxes, related to derivative instruments for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2016	2015	2016	2015
Beginning balance	$5,719	$12,125	$7,110	$(20)
Amount reclassified to income	1,107	(3,920)	870	(5,732)
Net change in unrealized gains or losses	(2,798)	(1,309)	(3,952)	12,648
Ending balance	$4,028	$6,896	$4,028	$6,896
Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of March 31, 2016 and June 30, 2015, information related to the offsetting arrangements was as follows (in thousands):

As of March 31, 2016				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$2,305	$—	$2,305	$(1,253)	$—	$1,052
Derivatives - Liabilities	$(5,812)	$—	$(5,812)	$1,253	$—	$(4,559)

As of June 30, 2015				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$3,064	$—	$3,064	$(2,809)	$—	$255
Derivatives - Liabilities	$(3,106)	$—	$(3,106)	$2,809	$—	$(297)

NOTE 15 – RELATED PARTY TRANSACTIONS
During the three and nine months ended March 31, 2016 and 2015, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or a board member, including Broadcom Limited (formerly known as Avago Technologies Ltd.), Cisco Systems, Inc., Citrix Systems, Inc. and NetApp, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2016	2015	2016	2015
Total revenues	$6	$721	$8	$1,419
Total purchases	$53	$159	$639	$957
The receivable balances from these parties as of March 31, 2016 and June 30, 2015 were immaterial, respectively. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
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
The Company has made certain organizational changes and consolidated its product divisions effective in the first quarter of fiscal year 2016. As a result, the Company has four operating segments which primarily reflect how it is organized by product offerings: Wafer Inspection, Patterning, Global Service and Support, and Others. Accordingly, the Company has recast its financial information and disclosures for prior periods to be consistent with the current operating structure.
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended March 31,				Nine months ended March 31,
(Dollar amounts in thousands)	2016		2015		2016		2015
Revenues:
North America	$163,862	23%	$178,207	24%	$389,799	19%	$609,807	29%
Taiwan	147,573	21%	178,333	24%	652,984	32%	456,586	22%
Japan	144,236	20%	131,022	18%	324,979	16%	327,253	16%
Korea	84,342	12%	147,753	20%	237,652	11%	323,981	16%
China	72,331	10%	30,389	4%	239,095	11%	113,302	6%
Europe & Israel	37,845	5%	45,396	6%	119,026	6%	137,105	7%
Rest of Asia	62,244	9%	27,359	4%	101,787	5%	89,683	4%
Total	$712,433	100%	$738,459	100%	$2,065,322	100%	$2,057,717	100%

The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended March 31,				Nine months ended March 31,
(Dollar amounts in thousands)	2016		2015		2016		2015
Revenues:
Wafer Inspection	$322,171	45%	$312,203	54%	$825,779	40%	$929,735	45%
Patterning	164,945	23%	209,947	19%	569,579	28%	494,154	24%
Global Service and Support(1)	195,857	28%	192,046	23%	606,776	29%	558,327	27%
Other	29,460	4%	24,263	4%	63,188	3%	75,501	4%
Total	$712,433	100%	$738,459	100%	$2,065,322	100%	$2,057,717	100%
__________________
(1) The Global Service and Support revenues includes service revenues as presented in the condensed consolidated statements of operations as well as certain product revenues, primarily revenues from the Company’s K-T Certified business.
In the three months ended March 31, 2016, three customers accounted for approximately 13%, 12%, and 10% of total revenues. In the three months ended March 31, 2015, three customers accounted for approximately 18%, 15% and 14% of total revenues. In the nine months ended March 31, 2016, two customers accounted for approximately 17% and 11% of total revenues. In the nine months ended March 31, 2015, three customers accounted for approximately 15%, 14% and 11% of total revenues. Three customers and one customer on an individual basis accounted for greater than 10% of net accounts receivables as of March 31, 2016 and June 30, 2015, respectively.
Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of March 31, 2016	As of June 30, 2015
Long-lived assets:
United States	$188,249	$207,779
Europe	15,107	16,536
Singapore	41,732	45,444
Israel	31,644	33,841
Rest of Asia	11,142	10,991
Total	$287,874	$314,591

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, our merger with Lam Research; forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; the allocation of capital spending by our customers (and, in particular, the percentage of spending that our customers allocate to process control); growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; our ability to successfully maintain cost discipline; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future effective income tax rate; our recognition of tax benefits; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and unfunded revolving line of credit under a Credit Agreement (the “Credit Agreement”) to meet our operating and working capital requirements, including debt service and payment thereof; future dividends, and stock repurchases; our compliance with the financial covenants under the Credit Agreement; the expected timing of the completion of our global employee workforce reduction; the additional charges that we may incur in connection with our global employee workforce reduction; the expected cost savings that we expect to recognize as a result of such workforce reduction; the adoption of new accounting pronouncements; the timing for the consummation of the Mergers; and our repayment of our approximately $3.12 billion of outstanding indebtedness.
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
The demand for our products and our revenue levels are driven by our customers’ needs to solve the process challenges that they face as they adopt new technologies required to fabricate advanced ICs that are incorporated into sophisticated mobile devices. The timing for our customers in ordering and taking delivery of process control and yield management equipment is also determined by our customers’ requirements to meet the next generation production ramp schedules, and the timing for capacity expansion to meet end customer demand. During the three months ended March 31, 2016, new orders for our equipment decreased from prior quarter levels as expected, from weaker demand from our memory market customers. Our earnings will depend not only on our revenue levels, but also on the amount of research and development spending required to meet our customers’ technology roadmaps. We have maintained production volumes and capacity to meet anticipated customer requirements and remain at risk of incurring significant inventory-related and other restructuring charges if business conditions deteriorate.
Proposed Merger with Lam Research
On October 20, 2015, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Lam Research Corporation (“Lam Research”), under which KLA-Tencor will ultimately become a direct or indirect wholly-owned subsidiary of Lam Research. The Mergers have been unanimously approved by the boards of directors of both companies. The consummation of the Mergers is conditioned on the satisfaction of customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. On February 19, 2016, the Merger Agreement was approved by KLA-Tencor’s stockholders and Lam Research’s stockholders approved the issuance of Lam Research’s common stock in the merger. Refer to Note 1 “Description of Business and Basis of Presentation” and Item 1A, “Risk Factors” for additional details.

The following table sets forth some of our key quarterly unaudited financial information that we use to manage our business:

(In thousands, except net income per share)	Three months ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Total revenues	$712,433	$710,245	$642,644	$756,332	$738,459	$676,357	$642,901
Gross margin	$437,834	$429,265	$372,400	$433,065	$418,177	$393,144	$354,434
Net income	$175,777	$152,207	$104,897	$142,019	$131,638	$20,268	$72,233
Net income per share:
Basic (1)	$1.13	$0.98	$0.67	$0.90	$0.81	$0.12	$0.44
Diluted (1)	$1.12	$0.98	$0.66	$0.89	$0.81	$0.12	$0.43
__________________

(1)
Basic and diluted net income per share are computed independently for each of the quarters presented based on the weighted-average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted net income per share information may not equal annual (or other multiple-quarter calculations of) basic and diluted net income per share.

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
There were no significant changes in our critical accounting estimates and policies during the three months ended March 31, 2016. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2015 for a more complete discussion of our critical accounting policies and estimates.
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
Our next annual assessment of goodwill by reporting unit is scheduled to be performed during the three months ending December 31, 2016. If we were to encounter challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions, we may be required to perform the two-step quantitative goodwill impairment analysis. In addition, if such conditions have the effect of changing one of the critical assumptions or estimates we use to calculate the value of our goodwill or intangible assets, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment assessment in the second quarter of fiscal year ending 2017 or prior to that, if any triggering event occurs outside of the quarter during which the annual goodwill impairment assessment is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material to our results of operations.
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

In November 2015, the FASB issued an accounting standard update for the presentation of deferred income taxes. Under this new guidance, deferred tax liabilities and assets should be classified as noncurrent in a classified balance sheet. The update is effective for us beginning in the first quarter of our fiscal year ending June 30, 2018 with early adoption permitted as of the beginning of an interim or annual reporting period. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. We plan to early adopt this new guidance prospectively in the fourth quarter of the fiscal year ending June 30, 2016. As of March 31, 2016, we have approximately $218 million of net current deferred tax assets that will be classified as noncurrent upon adoption.
In January 2016, the FASB issued an accounting standard update that changes the accounting for financial instruments primarily related to equity investments (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee), financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The accounting standard update is effective for us beginning in the first quarter of fiscal 2019, and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our condensed consolidated financial statements.
In February 2016, the FASB issued an accounting standard update which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. The update is effective for us beginning in the first quarter of our fiscal year ending June 30, 2020 using a modified retrospective transition method. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our condensed consolidated financial statements.
In March 2016, the FASB issued an accounting standard update to simplify certain aspects of share-based payment awards to employees, including the accounting for income taxes, an option to recognize gross stock-based compensation expense with actual forfeitures recognized as they occur and statutory tax withholding requirements, as well as certain classifications in the statement of cash flows. The update is effective for us beginning in the first quarter of our fiscal year ending June 30, 2018, with early adoption permitted and all of the guidance must be adopted in the same period. We are currently evaluating the impact of this accounting standard update on our condensed consolidated financial statements.
RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	March 31, 2016	December 31, 2015	March 31, 2015	Q3 FY16 vs. Q2 FY16		Q3 FY16 vs. Q3 FY15
Revenues:
Product	$530,623	$527,780	$565,181	$2,843	1%	$(34,558)	(6)%
Service	181,810	182,465	173,278	(655)	—%	8,532	5%
Total revenues	$712,433	$710,245	$738,459	$2,188	—%	$(26,026)	(4)%
Costs of revenues	$274,599	$280,980	$320,282	$(6,381)	(2)%	$(45,683)	(14)%
Gross margin percentage	61%	60%	57%

	Nine months ended
(Dollar amounts in thousands)	March 31, 2016	March 31, 2015	Q3 FY16 YTD vs. Q3 FY15 YTD
Revenues:
Product	$1,519,142	$1,545,663	$(26,521)	(2)%
Service	546,180	512,054	34,126	7%
Total revenues	$2,065,322	$2,057,717	$7,605	—%
Costs of revenues	$825,823	$891,962	$(66,139)	(7)%
Gross margin percentage	60%	57%

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
Product revenues were modestly higher during the three months ended March 31, 2016 compared to the three months ended December 31, 2015, primarily due to growth in revenues from our customers in North America, Japan, Korea and Rest of Asia, partially offset by lower revenues from our customers in Taiwan, China and Europe & Israel.
Product revenues decreased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily as a result of increase in the system revenue backlog whereby physical delivery of a product to customer has been completed, but for which revenue has not been recognized pursuant to our policy for revenue recognition. The overall decline in revenues was also a result of changes in demand from our memory and logic customers during the three months ended March 31, 2016 relative to March 31, 2015. In addition, revenues from our customers in Korea, Taiwan, North America and Europe & Israel decreased, partially offset by growth in revenues from our customers in China, Japan and Rest of Asia during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Product revenues decreased during the nine months ended March 31, 2016 compared to the nine months March 31, 2015, primarily as a result of lower revenues from our customers in Korea, North America and Europe & Israel, partially offset by growth in revenues from our customers in Taiwan, China and Rest of Asia. The overall decline in revenues was also a result of changes in demand from our memory, logic and foundry customers during the nine months ended March 31, 2016 relative to March 31, 2015.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of our service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues during the three months ended March 31, 2016 compared to the three months ended December 31, 2015 remained relatively unchanged. Service revenues during the three and nine months ended March 31, 2016 increased compared to the three and nine months March 31, 2015, primarily due to an increase over time in the number of post-warranty systems installed at our customers’ sites.
Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended
(Dollar amounts in thousands)	March 31, 2016		December 31, 2015		March 31, 2015
North America	$163,862	23%	$116,729	17%	$178,207	24%
Taiwan	147,573	21%	251,364	35%	178,333	24%
Japan	144,236	20%	109,125	15%	131,022	18%
Korea	84,342	12%	79,877	11%	147,753	20%
China	72,331	10%	91,412	13%	30,389	4%
Europe & Israel	37,845	5%	41,335	6%	45,396	6%
Rest of Asia	62,244	9%	20,403	3%	27,359	4%
Total	$712,433	100%	$710,245	100%	$738,459	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended	Nine months ended
December 31, 2015	60.4%	March 31, 2015	56.6%	56.7%
Revenue volume of products and service	0.1%	Revenue volume of products and service	(0.7)%	(0.4)%
Mix of products and services sold	0.3%	Mix of products and services sold	3.4%	2.6%
Manufacturing labor, overhead and efficiencies	0.2%	Manufacturing labor, overhead and efficiencies	1.3%	0.7%
Other service and manufacturing costs	0.5%	Other service and manufacturing costs	0.9%	0.4%
March 31, 2016	61.5%	March 31, 2016	61.5%	60.0%
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
Our gross margin increased to 61.5% during the three months ended March 31, 2016 from 60.4% during the three months ended December 31, 2015, primarily due to a favorable mix of products and services sold, an increase in manufacturing efficiencies as well as lower warranty charges, and higher volume of products and services.
Our gross margin increased to 61.5% during the three months ended March 31, 2016 from 56.6% during the three months ended March 31, 2015, primarily due to a favorable mix of products and services sold, an increase in manufacturing efficiencies and lower warranty charges, partially offset by lower revenue volume of products and service.
Our gross margin increased to 60.0% during the nine months ended March 31, 2016 from 56.7% during the nine months ended March 31, 2015, primarily due to a favorable mix of products and services sold, an increase in manufacturing efficiencies and lower warranty charges, partially offset by lower revenue volume of products and service.

Engineering, Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	March 31, 2016	December 31, 2015	March 31, 2015	Q3 FY16 vs. Q2 FY16		Q3 FY16 vs. Q3 FY15
R&D expenses	$115,589	$118,272	$124,583	$(2,683)	(2)%	$(8,994)	(7)%
R&D expenses as a percentage of total revenues	16%	17%	17%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2016	March 31, 2015	Q3 FY16 YTD vs. Q3 FY15 YTD
R&D expenses	$353,804	$401,777	$(47,973)	(12)%
R&D expenses as a percentage of total revenues	17%	20%
R&D expenses may fluctuate with product development phases and project timing as well as our focused R&D efforts that are aligned with our overall business strategy. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs, and other expenses.
R&D expenses during the three months ended March 31, 2016 decreased compared to the three months ended December 31, 2015, primarily due to an increase in the benefit to R&D expense from external funding of $4.5 million, partially offset by an increase in consulting expenses of $2.1 million.
R&D expenses during the three months ended March 31, 2016 decreased compared to the three months ended March 31, 2015, primarily due to an increase in the benefit to R&D expense from external funding of $4.8 million, lower employee related expenses of $3.4 million as a result of the reduced headcount from our global workforce reduction that we initiated during the three months ended June 30, 2015 and due to a decrease in engineering materials expenses of $2.6 million, partially offset by an increase in consulting expenses of $2.0 million.
R&D expenses during the nine months ended March 31, 2016 decreased compared to the nine months ended March 31, 2015, primarily due to lower employee related expenses of $21.7 million as a result of the reduced headcount from our global workforce reduction that we initiated during the three months ended June 30, 2015 as well as lower severance-related expenses and employee benefit expenses, a decrease in engineering materials and supplies expenses of $19.2 million, an increase in the benefit to R&D expense from external funding of $4.9 million and a decrease in travel-related expenses of $1.4 million.
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
Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	March 31, 2016	December 31, 2015	March 31, 2015	Q3 FY16 vs. Q2 FY16		Q3 FY16 vs. Q3 FY15
SG&A expenses	$87,407	$96,532	$98,608	$(9,125)	(9)%	$(11,201)	(11)%
SG&A expenses as a percentage of total revenues	12%	14%	13%

	Nine months ended
(Dollar amounts in thousands)	March 31, 2016	March 31, 2015	Q3 FY16 YTD vs. Q3 FY15 YTD
SG&A expenses	$275,602	$305,125	$(29,523)	(10)%
SG&A expenses as a percentage of total revenues	13%	15%

SG&A expenses during the three months ended March 31, 2016 decreased compared to the three months ended December 31, 2015, primarily due to lower merger-related expenses of $5.7 million pertaining to the pending merger with Lam Research (we incurred approximately $8.8 million in the three months ended December 31, 2015, for financial advisory including the fairness opinion and legal fees), lower employee related expenses of $3.2 million as a result of the reduced headcount from our global workforce reduction that we initiated during the three months ended June 30, 2015 as well as lower severance-related expenses and employee benefit expenses and a decrease in travel-related expenses of $1.4 million. The decreases above were partially offset by higher cost of support for sales evaluation of $1.4 million.
SG&A expenses during the three months ended March 31, 2016 decreased compared to the three months ended March 31, 2015, primarily due to lower employee related expenses of $5.4 million as a result of the reduced headcount from our global workforce reduction that we initiated during the three months ended June 30, 2015 as well as lower severance-related expenses and employee benefit expenses, a decrease in depreciation expenses of $2.8 million, a decrease in payment for contractual settlement of $2.0 million and a decrease in consulting expenses of $1.3 million. The decreases above were partially offset by an increase in our merger-related expenses of $2.8 million pertaining to the pending merger with Lam Research.
SG&A expenses during the nine months ended March 31, 2016 decreased compared to the nine months ended March 31, 2015, primarily due to lower employee related expenses of $12.9 million as a result of the reduced headcount from our global workforce reduction that we initiated during the three months ended June 30, 2015 as well as lower severance-related expenses and employee benefit expenses, a decrease in cost of support for sales evaluation of $8.6 million, a decrease in travel-related expenses of $4.1 million, a decrease in consulting expenses of $2.6 million, a decrease in certain expenses of $2.5 million as a result of our one-time leverage recapitalization expense that was completed during the three months ended December 31, 2014, a decrease in payment for contractual settlement of $2.0 million and a decrease in facilities related expenses of $1.9 million. The decreases above were partially offset by an increase in our merger-related expenses of $11.4 million pertaining to the pending merger with Lam Research, principally for financial advisory including the fairness opinion fees, employee-related expenses and legal fees during the nine months ended March 31, 2016.
Restructuring Charges
During the fourth quarter of fiscal year 2015, we implemented a plan to reduce our global employee workforce to streamline our organization and business processes in response to changing customer requirements in our industry. The goals of this reduction were to enable continued innovation, direct our resources toward our best opportunities and lower our ongoing expense run rate. We substantially completed our global workforce reduction during the nine months ended March 31, 2016 and recorded a $0.1 million net restructuring charge for the three months ended March 31, 2016, which was primarily recorded to the costs of revenues line of the condensed consolidated statements of operations. We recorded an $8.6 million net restructuring charge for the nine months ended March 31, 2016, of which $3.4 million was recorded to costs of revenues, $1.5 million to engineering, research and development expense and $3.7 million to selling, general and administrative expense lines of the condensed consolidated statements of operations. Refer to Note 13, “Restructuring Charges” for additional details.
The following table shows the activity primarily related to the accrual for severance and benefits for the three and nine months ended March 31, 2016 and 2015:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2016	2015	2016	2015
Beginning balance	$3,009	$5,330	$24,887	$2,329
Restructuring costs	125	1,921	8,583	9,201
Adjustments	38	(543)	(152)	(489)
Cash payments	(2,514)	(3,000)	(32,660)	(7,333)
Ending balance	$658	$3,708	$658	$3,708
The remaining accrual for severance and benefits as of March 31, 2016 is expected to be paid out by the end of our fiscal year ending June 30, 2016.

Interest Expense and Other Expense (Income), Net

(Dollar amounts in thousands)	Three months ended
	March 31, 2016	December 31, 2015	March 31, 2015
Interest expense	$30,895	$30,539	$30,508
Other expense (income), net	$(5,988)	$(1,553)	$(1,976)
Interest expense as a percentage of total revenues	4%	4%	4%
Other expense (income), net as a percentage of total revenues	1%	—%	—%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2016	March 31, 2015
Interest expense	$91,998	$75,330
Other expense (income), net	$(11,610)	$(7,339)
Interest expense as a percentage of total revenues	4%	4%
Other expense (income), net as a percentage of total revenues	1%	—%
Interest expense during the three months ended March 31, 2016 remained relatively unchanged compared to the three months ended December 31, 2015 and March 31, 2015.
Interest expense increased during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015, primarily due to the issuance of $2.5 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”) and the $750 million unsecured prepayable term loans as well as $500 million unfunded revolving credit facility executed during the three months ended December 31, 2014. During the nine months ended March 31, 2015, $750 million of 6.900% Senior Notes due in 2018 (the “2018 Senior Notes”) were redeemed during the three months ended December 31, 2014.
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
The increase in other expense (income), net during the three months ended March 31, 2016 compared to the three months ended December 31, 2015 are primarily attributable to an increase of $2.8 million gain on the sale of equity investments in privately-held companies, a decrease in interest and penalty accruals related to uncertain tax positions of $1.1 million and an increase in interest income of $1.0 million from our investment portfolio, partially offset by an impairment charge on an equity investment in a privately-held company of $1.0 million.
The increase in other expense (income), net during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 are primarily attributable to an increase of $2.6 million gain on the sale of equity investments in privately-held companies, a decrease in interest and penalty accruals related to uncertain tax positions of $1.1 million and an increase in interest income of $1.1 million from our investment portfolio, partially offset by an impairment charge on an equity investment in a privately-held company of $1.0 million.
The increase in other expense (income), net during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 are primarily attributable to an increase of $3.8 million gain on the sale of equity investments in privately-held companies, a decrease in interest and penalty accruals related to uncertain tax positions of $2.2 million and increase in foreign currency gains, net of $1.0 million. The above increases were partially offset by a decrease in realized gain of $1.9 million from our investment portfolio and impairment charge on an equity investment in a privately-held company of $1.3 million.

Loss on extinguishment of debt and other, net
For the nine months ended March 31, 2015, loss on extinguishment of debt and other, net, reflected a pre-tax net loss of $131.7 million associated with the redemption of our $750 million of the 2018 Senior Notes during the three months ended December 31, 2014. Included in the loss on extinguishment of debt and other, net is the $1.2 million gain on the non-designated forward contract that was entered into by us in anticipation of the redemption of the 2018 Senior Notes, which were redeemed in December 2014. Refer to “Note 6, Debt” and “Note 14, Derivative Instruments and Hedging Activities” for further details. We had no loss on extinguishment of debt and other, net in the three and nine months ended March 31, 2016 or in the three months ended March 31, 2015.
Provision for Income Taxes
The following table provides details of income taxes:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in thousands)	2016	2015	2016	2015
Income before income taxes	$209,931	$166,454	$529,705	$259,193
Provision for income taxes	$34,154	$34,816	$96,824	$35,054
Effective tax rate	16.3%	20.9%	18.3%	13.5%
Our estimated annual effective tax rate for the fiscal year ending June 30, 2016 is forecasted to be approximately 18%.
Tax expense was lower as a percentage of income before taxes during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the impact of the following items:

•	Tax expense was decreased by $8.6 million during the three months ended March 31, 2016 related to a decrease in our unrecognized tax benefits from the expiration of the statute of limitations;

•
Tax expense was decreased by $3.6 million during the three months ended March 31, 2016 related to an increase in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate; partially offset by

•	Tax expense was decreased by $2.1 million during the three months ended March 31, 2015 related to a non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan.
Tax expense was higher as a percentage of income before taxes during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 primarily due to the impact of the following items:

•	Tax expense was decreased by $45.2 million during the nine months ended March 31, 2015 related to a pre-tax net loss of $131.7 million due to the redemption of the 2018 Senior Notes;

•
Tax expense was decreased by $4.8 million during the nine months ended March 31, 2015 related to a non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan; partially offset by

•	Tax expense was decreased by $16.8 million during the nine months ended March 31, 2016 related to a decrease in our unrecognized tax benefits from the expiration of the statute of limitations; and

•
Tax expense was decreased by $9.1 million during the nine months ended March 31, 2016 related to an increase in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate.

In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to United States federal income tax examination for all years beginning from the fiscal year ended June 30, 2013 and are under United States federal income tax examination for the fiscal year ended June 30, 2013. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2011. We are also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2011. It is possible that certain examinations may be concluded in the next twelve months. We believe that we may recognize up to $16.1 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our results of operations or cash flows in the period or periods for which that determination is made.

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	As of March 31, 2016	As of June 30, 2015
Cash and cash equivalents	$925,974	$838,025
Marketable securities	1,315,336	1,549,086
Total cash, cash equivalents and marketable securities	$2,241,310	$2,387,111
Percentage of total assets	47%	49%

	Nine months ended March 31,
(In thousands)	2016	2015
Cash flows:
Net cash provided by operating activities	$405,603	$288,427
Net cash provided by investing activities	213,940	760,380
Net cash used in financing activities	(531,511)	(1,043,294)
Effect of exchange rate changes on cash and cash equivalents	(83)	(14,482)
Net increase (decrease) in cash and cash equivalents	$87,949	$(8,969)
Cash and Cash Equivalents and Marketable Securities:
As of March 31, 2016, our cash, cash equivalents and marketable securities totaled $2.24 billion, which is a decrease of $145.8 million from June 30, 2015. The decrease is primarily attributable to payment of regular quarterly cash dividends and payment of special cash dividend with respect to fully vested restricted stock units with dividend equivalent rights aggregating to $265.2 million, stock repurchases of $181.7 million, prepayment of term loans of $95.0 million, partially offset by our cash generated from operations and our net proceeds from investing activities. As of March 31, 2016, $1.62 billion of our $2.24 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $1.45 billion of the cash held by our foreign subsidiaries and branch offices. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $161.1 million of the $1.62 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Quarterly Cash Dividends and Special Cash Dividend:
During three months ended March 31, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.52 per share on our outstanding common stock, which was paid on March 1, 2016 to our stockholders of record as of the close of business on February 16, 2016. During the same period in fiscal year 2015, our Board of Directors declared and paid a regular quarterly cash dividend of $0.50 per share on our outstanding common stock. The total amount of regular quarterly cash dividends paid during the three months ended March 31, 2016 and 2015 was $81.0 million and $80.8 million, respectively. The total amount of regular quarterly cash dividends paid during the nine months ended March 31, 2016 and 2015 was $243.5 million and $245.5 million, respectively. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights as of March 31, 2016 and 2015 was $1.9 million and $0.6 million, respectively. These amounts will be paid upon vesting of the underlying unvested restricted stock units as described in Note 7, “Equity and Long-term Incentive Compensation Plans.”

On November 19, 2014, we declared a special cash dividend of $16.50 per share on our outstanding common stock which was paid on December 9, 2014 to our stockholders of record as of the close of business on December 1, 2014. Additionally, in connection with the special cash dividend, our Board of Directors and our Compensation Committee of our Board of Directors approved a proportionate and equitable adjustment to outstanding equity awards (restricted stock units and stock options) under the 2004 Equity Incentive Plan (the “2004 Plan”), as required by the 2004 Plan, subject to the vesting requirements of the underlying awards. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. The declaration and payment of the special cash dividend was part of our leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 6, “Debt” that was completed during the three months ended December 31, 2014. The total amount of the special cash dividend accrued by the Company during the three months ended December 31, 2014 was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of March 31, 2016, we have $16.9 million accrued dividends payable for special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest as described in detail in Note 7, “Equity and Long-term Incentive Compensation Plans.” During the three and nine months ended March 31, 2016, the total special cash dividends paid with respect to fully vested restricted stock units with dividend equivalent rights was $1.2 million and $21.7 million, respectively. We did not declare any special cash dividend in the three and nine months ended March 31, 2016. Other than the special cash dividend declared during the three months ended December 31, 2014, we historically have not declared any special cash dividends.
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
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the nine months ended March 31, 2016 increased by approximately $117.0 million compared to the nine months ended March 31, 2015 primarily as a result of the following factors:

•	An increase in collections of approximately $190.0 million mostly due to higher shipments during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015;

•	A decrease in payroll and employee-related payments of approximately $35.0 million during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015; partially offset by

•	An increase in vendor payments of approximately $40.0 million during the nine months ended March 31, 2016 mainly due to higher inventory purchases compared to the nine months ended March 31, 2015;

•
A net increase of realized foreign exchange hedge losses of approximately $30.0 million during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015, mainly due to the substantial foreign exchange fluctuations in Japanese Yen during these periods;

•
An increase in debt interest payments of approximately $25.0 million during the nine months ended March 31, 2016 due to higher average outstanding debt balances compared to the nine months ended March 31, 2015; and

•	An increase in cash LTI payments of approximately $13.0 million during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015.
Cash Flows from Investing Activities:
Net cash provided by investing activities during the nine months ended March 31, 2016 decreased compared to the nine months ended March 31, 2015 by approximately $546.0 million, primarily as a result of our strategic decision to liquidate certain marketable securities in our investment portfolio to fund our working capital requirements during the nine months ended March 31, 2015, partially offset by approximately $12.0 million lower capital expenditures during the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015.

Cash Flows from Financing Activities:
Net cash used in financing activities during the nine months ended March 31, 2016 decreased by approximately $512.0 million compared to the nine months ended March 31, 2015. Net cash used in financing activities were mainly impacted by:

•	A decrease in payment of dividends to stockholders of $2.70 billion, primarily from the payment of special cash dividend during the nine months ended March 31, 2015;

•	A decrease in repayment of debt of approximately $792.0 million mainly as a result of the redemption of the 2018 Senior Notes during the nine months ended March 31, 2015;

•
A decrease in common stock repurchases of $253.3 million during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. In connection with entering into the Merger Agreement, we suspended further repurchases under our repurchase program effective October 21, 2015; partially offset by

•	Net proceeds of $3.24 billion from the issuance of Senior Notes and the term loans during the nine months ended March 31, 2015.
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
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit our ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of March 31, 2016, we were in compliance with all of the covenants under the Indenture associated with the Senior Notes.
Debt Issuance - Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, we entered into $750 million of five-year senior unsecured prepayable term loans and a $500 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement. The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades by Moody’s and S&P. The spread ranges from 100 bps to 175 bps based on the then effective credit rating. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). We may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty. During the third quarter of our fiscal year ending June 30, 2016, we prepaid additional principal of $35.0 million for the term loans.

Future principal payments for the term loans (without giving effect to $86.9 million of principal prepayments as of March 31, 2016 that shall be applied to the future scheduled quarterly payments) as of March 31, 2016, are as follows:

Fiscal Quarters Ending	Quarterly Payment (in thousands)
June 30, 2016 through December 31, 2016	$9,375
March 31, 2017 through December 31, 2017	$14,063
March 31, 2018 through September 30, 2019	$18,750
December 31, 2019	$487,500
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
We were in compliance with the financial covenants under the Credit Agreement as of March 31, 2016 (the interest expense coverage ratio was 8.05 to 1.00 and the leverage ratio was 3.15 to 1.00) and had no outstanding borrowings under the unfunded revolving credit facility. Considering our current liquidity position, short-term financial forecasts and ability to prepay the term loans, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2016.
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
Merger-related Commitment and Fees:
We have an agreement with a financial advisor in relation to the pending merger with Lam Research. We agreed to pay a fee of approximately $59.0 million, $0.1 million of which was paid upon the execution of the engagement letter and $5.0 million of which was paid upon delivery of the fairness opinion, and the remaining portion of which will be paid upon, and subject to, consummation of the merger (provided that the final actual fee will be, in part, based on an average of the closing prices of Lam Research common stock over ten trading days approaching the closing of the merger). During the three months ended December 31, 2015, $5.1 million of the above fees were recorded in selling, general and administrative line of the condensed consolidated statements of operations. In addition, the Merger Agreement contains certain termination rights for us and further provides us, as applicable, we may be required to pay a termination fee of $290.0 million to Lam Research.

Contractual Obligations:
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of March 31, 2016:

	Fiscal year ending June 30,
(In thousands)	Total	2016 (2)	2017	2018	2019	2020	2021 and thereafter	Other
Debt obligations(1)	$3,116,250	$—	$—	$285,000	$75,000	$756,250	$2,000,000	$—
Interest payment associated with all debt obligations(3)	1,004,314	56,759	119,819	116,773	112,675	100,976	497,312	—
Purchase commitments(4)	302,886	219,366	82,365	869	119	—	167	—
Income taxes payable(5)	68,749	—	—	—	—	—	—	68,749
Operating leases	17,719	2,138	7,175	4,552	2,021	1,272	561	—
Cash long-term incentive program(6)	123,500	839	48,617	37,533	25,100	11,411	—	—
Pension obligations	19,271	759	1,348	1,570	1,559	1,413	12,622	—
Executive Deferred Savings Plan(7)	159,760	—	—	—	—	—	—	159,760
Other(8)	40,888	148	30,864	6,409	3,223	244	—	—
Total contractual cash obligations	$4,853,337	$280,009	$290,188	$452,706	$219,697	$871,566	$2,510,662	$228,509
__________________

(1)
In November 2014, we issued $750 million aggregate principal amount of term loans due in 2020 (outstanding balance of $616.3 million as of March 31, 2016) and $2.50 billion aggregate principal amount of Senior Notes due from fiscal year 2018 to fiscal year 2035. During the third quarter of our fiscal year ending June 30, 2016, the Company prepaid additional principal of $35.0 million for the term loans.

(2)	For remaining three months of fiscal year 2016.

(3)
The interest payments associated with the Senior Notes obligations included in the table above are based on the principal amount multiplied by the applicable coupon rate for each series of Senior Notes. Our future interest payments are subject to change if our then effective credit rating is below investment grade as discussed above. The interest payments under the term loans are payable on the borrowed amounts at the LIBOR plus 125 bps. As of March 31, 2016, we utilized the existing interest rates to project our estimated term loans interest payments for the next five years. The interest payment under the revolving credit facility for the undrawn balance is payable at 15 bps as a commitment fee based on the daily undrawn balance and we utilized the existing rate for the projected interest payments included in the table above. Our future interest payments for the term loans and the revolving credit facility are subject to change due to future fluctuations in the LIBOR rates as well as any upgrades or downgrades to our then effective credit rating.

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

(6)	Represents the amount committed under our cash long-term incentive program. The expected payment after estimated forfeitures is approximately $99.6 million.

(7)
Represents the amount committed under our non-qualified executive deferred compensation plan. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to the uncertainties in the timing around participant’s separation and any potential changes that participants may decide to make to the previous distribution elections.

(8)
Includes $22.1 million of retention accrual for certain employees which is estimated to be paid over the stipulated period in connection with the pending merger with Lam Research as well as the amount committed for accrued dividends payable of $18.8 million, substantially all of which are for the special cash dividend for the unvested restricted stock units as of the dividend record date as well as restricted stock units granted with dividend equivalent rights. For additional details, refer to Note 7, “Equity and Long-term Incentive Compensation Plans”.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2016	2015	2016	2015
Receivables sold under factoring agreements	$59,505	$15,614	$135,105	$88,832
Proceeds from sales of LCs	$14,200	$—	$18,262	$6,920
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $22.8 million, of which $19.6 million had been issued as of March 31, 2016, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.
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
Working Capital:
Working capital was $2.91 billion as of March 31, 2016, which was flat compared to our working capital of $2.90 billion as of June 30, 2015. As of March 31, 2016, our principal sources of liquidity consisted of $2.24 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $500.0 million unfunded revolving credit facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.

Our credit ratings and outlooks as of March 31, 2016 are summarized below:

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

(In thousands)	As of March 31, 2016	As of June 30, 2015
Cash flow hedge contracts
Purchase	$11,322	$32,775
Sell	$86,312	$88,800
Other foreign currency hedge contracts
Purchase	$103,148	$64,012
Sell	$141,049	$123,091
In October 2014, in anticipation of the issuance of the Senior Notes, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. We designated each of the Rate Lock Agreements as a qualifying hedging instrument and accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of a $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. For the three and nine months ended March 31, 2016, we recognized $0.2 million and $0.6 million, respectively, for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of March 31, 2016, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $6.5 million. The cash proceeds of $7.5 million from the settlement of the Rate Lock Agreements were included in the cash flows from operating activities in the condensed consolidated statements of cash flows for the nine months ended March 31, 2015 because the designated hedged item was classified as interest expense in the cash flows from operating activities in the condensed consolidated statements of cash flows.

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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 31, 2016. Actual results may differ materially.
As of March 31, 2016, we had an investment portfolio of fixed income securities of $1.9 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of March 31, 2016, the fair value of the portfolio would have declined by $17.4 million.
In November 2014, we issued $2.50 billion aggregate principal amount of fixed rate senior, unsecured long-term notes (collectively referred to as “Senior Notes”) due in various fiscal years ranging from 2018 to 2035. The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of March 31, 2016, the book value of our Senior Notes of $2.50 billion approximates the fair value of $2.56 billion. Additionally, the interest expense for the Senior Notes is subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. Following a rating change below investment grade, the stated interest rate for each series of Senior Notes may increase between 25 bps to 100 bps based on the adjusted credit rating. Refer to Note 6, “Debt” to the condensed consolidated financial statements in Part I, Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2 for additional details. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy. As of March 31, 2016, if our credit rating was downgraded below investment grade by Moody’s and S&P, the maximum potential increase to our annual interest expense on the Senior Notes, considering a 200 bps increase to the stated interest rate for each series of our Senior Notes, is estimated to be approximately $50.0 million.

In November 2014, we entered into $750 million aggregate principal amount of floating rate senior, unsecured prepayable term loans due in 2019 and a $500 million unfunded revolving credit facility. The interest rates for the term loans are based on LIBOR plus a fixed spread and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the adjusted credit rating. The fair value of the term loans is subject to interest rate risk only to the extent of the fixed spread portion of the interest rates which does not fluctuate with change in interest rates. As of March 31, 2016, the difference between book value and fair value of our term loans was immaterial. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the unfunded revolving credit facility which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. As of March 31, 2016, if LIBOR-based interest rates increased by 100 bps, the change would increase our annual interest expense annually by approximately $5.5 million as it relates to our borrowings under the term loans. Additionally, as of March 31, 2016, if our credit rating was downgraded to be below investment grade, the maximum potential increase to our annual interest expense for the term loans and the revolving credit facility, using the highest range of the ranges discussed above, is estimated to be approximately $3.6 million.
See Note 4, “Marketable Securities,” to the condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of March 31, 2016.
As of March 31, 2016, we had net forward and option contracts to sell $112.9 million in foreign currency in order to hedge certain currency exposures (see Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for a detailed description). If we had entered into these contracts on March 31, 2016, the U.S. dollar equivalent would have been $116.4 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $22.1 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On October 21, 2015, KLA-Tencor announced it had entered into the Merger Agreement with Lam Research. The transaction contemplates two mergers (“Mergers”) for it to be fully in effect. Consummation of the Mergers is subject to certain conditions, including (1) the expiration or termination of any waiting periods applicable to the consummation of the Mergers under applicable antitrust and competition laws; and (2) the absence of any law or order restraining, enjoining or otherwise prohibiting the Mergers. Each of Lam Research’s and KLA-Tencor’s obligation to consummate the Mergers is also subject to certain additional customary conditions, including (1) subject to specific standards, the accuracy of the representations and warranties of the other party; and (2) performance in all material respects by the other party of its obligations under the Merger Agreement. There is no assurance that the conditions to the Mergers will be satisfied in a timely manner or at all. Further, the pendency of the Merger Agreement may have an adverse effect on our business and share price. Additionally, if the Mergers are not completed, we may suffer a number of consequences that could adversely affect our business, results of operations, and stock price. There are numerous risks related to the Mergers, including the following:

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

•
We may forego opportunities we might otherwise pursue absent the Merger Agreement, and may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•
The Merger Agreement restricts us from engaging in certain actions without Lam Research’s approval, which could prevent us from pursuing certain business opportunities outside the ordinary course of business that arise prior to the closing of the Mergers.

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
Before the Merger may be completed, applicable waiting periods must expire or terminate under antitrust and competition laws and various approvals or consents must be obtained from regulatory entities. In deciding whether to grant antitrust or regulatory clearances, the relevant governmental entities will consider the effect of the Merger on competition within their relevant jurisdiction. The terms and conditions of any approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. KLA-Tencor and Lam Research have obtained consents or clearances from regulatory authorities in Israel, Ireland and Taiwan. The Merger Agreement may require KLA-Tencor and Lam Research to comply with conditions imposed by regulatory entities and, in certain circumstances, either company may refuse to close the Merger on the basis of those regulatory conditions. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions, or that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger. In addition, we can provide no assurance that any such conditions, obligations or restrictions will not result in the delay or abandonment of the Merger.
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
As of March 31, 2016, we had $3.12 billion aggregate principal amount of outstanding indebtedness, consisting of $2.50 billion aggregate principal amount of senior, unsecured long-term notes and approximately $616.3 million of term loans under a Credit Agreement (the “Credit Agreement”). Additionally, we have commitments for an unfunded revolving credit facility of $500.0 million under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded revolving credit facility under the Credit Agreement and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
Our Board of Directors first instituted a quarterly dividend during the fiscal year ended June 30, 2005. Since that time, we have announced a number of increases in the amount of our quarterly dividend level as well as payment of a special cash dividend that was declared and substantially paid in the second quarter of our fiscal year ended June 30, 2015. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends may be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; changes to our business model; restrictions on increasing dividends under the Merger Agreement; and our increased interest and principal payments required by our approximately $3.12 billion aggregate principal amount of outstanding indebtedness and any additional indebtedness that we may incur in the future. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
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
Historically, we recorded material restructuring charges related to our prior global workforce reductions, large excess inventory write-offs, and material impairment charges related to our goodwill and purchased intangible assets. During the fourth quarter of fiscal year 2015, we implemented a plan to reduce our global employee workforce to streamline our organization and business processes in response to changing customer requirements in our industry. We substantially completed the global employee workforce reduction during the nine months ended March 31, 2016 and recorded net restructuring charges of $8.6 million during the same period. Such workforce changes can also temporarily reduce workforce productivity, which could be disruptive to our business and adversely affect our results of operations. In addition, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame. If we again restructure our organization and business processes, implement additional cost reduction actions or discontinue certain business operations, we may take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write-off additional inventory if our product build plans or usage of service inventory decline. Also, as our lead times from suppliers increase (due to the increasing complexity of the parts and components they provide) and the lead times demanded by our customers decrease (due to the time pressures they face when introducing new products or technology or bringing new facilities into production), we may be compelled to increase our commitments, and therefore our risk exposure, to inventory purchases to meet our customers’ demands in a timely manner, and that inventory may need to be written-off if demand for the underlying product declines for any reason. Such additional write-offs could constitute material charges.
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

Equity Repurchase Plans
Our Board of Directors has authorized a program for us to repurchase shares of our common stock under which an aggregate of approximately 5.9 million shares were available for repurchase as of March 31, 2016. In connection with entering into the Merger Agreement, we suspended further repurchases under our repurchase program effective October 21, 2015. We did not repurchase any shares during the three months ended March 31, 2016 and repurchased 3.4 million shares ($175.7 million) in the nine months ended March 31, 2016.

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

KLA-Tencor Corporation
(Registrant)

April 26, 2016	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

April 26, 2016	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 26, 2016	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
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