Form 10-K
period 2016-06-30
KLA TENCOR CORP
filed 2016-08-05
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number 000-09992
KLA-TENCOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2564110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Technology Drive, Milpitas, California	95035
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (408) 875-3000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The Nasdaq Stock Market, LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as of December 31, 2015, was approximately $10.78 billion.
The registrant had 155,995,003 shares of common stock outstanding as of July 15, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders (“Proxy Statement”), and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended June 30, 2016, are incorporated by reference into Part III of this report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, our Merger with Lam Research; forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; the allocation of capital spending by our customers (and, in particular, the percentage of spending that our customers allocate to process control); growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; our ability to successfully maintain cost discipline; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future effective income tax rate; our recognition of tax benefits; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and unfunded revolving line of credit under a Credit Agreement (the “Credit Agreement”) to meet our operating and working capital requirements, including debt service and payment thereof; future dividends, and stock repurchases; our compliance with the financial covenants under the Credit Agreement; the expected timing of the completion of our global employee workforce reduction; the additional charges that we may incur in connection with our global employee workforce reduction; the expected cost savings that we expect to recognize as a result of such workforce reduction; the adoption of new accounting pronouncements; the timing for the consummation of the Merger; and our repayment of our outstanding indebtedness.
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” in this Annual Report on Form 10-K, as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in the fiscal year ending June 30, 2017. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.

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
Within our primary area of focus, our comprehensive portfolio of inspection and metrology products, and related service, software and other offerings, helps integrated circuit (“IC” or “chip”) manufacturers manage yield throughout the entire semiconductor fabrication process—from research and development (“R&D”) to final volume production. These products and offerings are designed to provide comprehensive solutions to help our customers to accelerate their development and production ramp cycles, to achieve higher and more stable semiconductor die yields, and to improve their overall profitability.
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
Additional information about KLA-Tencor is available on our website at www.kla-tencor.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission (“SEC”). Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC. Additionally, these filings may be obtained through the SEC’s website (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically. Documents that are not available through the SEC’s website may also be obtained by mailing a request to the U.S. Securities and Exchange Commission, Office of FOIA/PA Operations, 100 F Street, NE, Washington, DC 20549-2736, by submitting an online request to the SEC at www.sec.gov or by calling the SEC at 1-800-732-0330.
Investors and others should note that we announce material financial information to our investors using our investor relations web site (www.ir.kla-tencor.com), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about our company, our products and services and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations web site.

Proposed Merger with Lam Research
On October 20, 2015, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Lam Research Corporation (“Lam Research”), under which KLA-Tencor will ultimately become a direct or indirect wholly-owned subsidiary of Lam Research through a merger with a subsidiary of Lam Research (the “Merger”). The Merger has been unanimously approved by the boards of directors of both companies. The consummation of the Merger is conditioned on the satisfaction of customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. On February 19, 2016, the Merger Agreement was approved by KLA-Tencor’s stockholders and Lam Research’s stockholders approved the issuance of Lam Research’s common stock in the Merger. Refer also to Note 1 “Description of Business and Summary of Significant Accounting Policies” and Item 1A, “Risk Factors.” For additional details on the transaction, refer to the copy of the Merger Agreement attached as an Exhibit to the Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on October 21, 2015.
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
Current Trends
The growth of consumer demand for mobile devices, including smartphones, tablets and wearable devices, is currently driving growth in the electronics industry and, as a result, growth in the semiconductor industry as well. Contained within each of these latest consumer devices are advanced semiconductors that are helping to enable the features consumers want in device performance, such as smaller product form factors, lower power requirements, bigger and brighter screens and speed, at a lower cost. Alongside this market growth, the industry continues to experience a high rate of change in technology, with the emergence of new techniques and architectures in production today, such as three-dimensional (“3D”) transistors, advanced patterning lithography and advanced wafer-level packaging. KLA-Tencor’s inspection and measurement technologies play a key role in enabling our customers’ advanced semiconductor manufacturing processes to support these trends.

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
By developing new process control and yield management tools that help chipmakers accelerate the adoption of these new technologies into volume production, we enable our customers to better leverage these increasingly expensive facilities and improve their return on investment (“ROI”). Once customers’ production lines are operating at high volume, our tools help ensure that yields are stable and process excursions are identified for quick resolution. In addition, the move to each new generation’s smaller design rules, coupled with new materials and device innovation, has increased in-process variability, which requires an increase in inspection and metrology sampling.
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
Products
KLA-Tencor is engaged primarily in the design, manufacture and marketing of process control and yield management solutions for the semiconductor and related nanoelectronics industries and provides a comprehensive portfolio of inspection and metrology products, and related service, software and other offerings.
KLA-Tencor’s inspection and metrology products and related offerings can be broadly categorized as supporting customers in the following groups: Chip Manufacturing, Wafer Manufacturing, Reticle Manufacturing, LED, Power Device and Compound Semiconductor Manufacturing, Data Storage Media/Head Manufacturing, Microelectromechanical Systems (“MEMS”) Manufacturing, and General Purpose/Lab Applications. The more significant of these products are included in the product table at the end of this “Products” section. We also provide refurbished KLA-Tencor tools as part of our K-T CertifiedTM program for customers manufacturing larger design-rule devices, as well as comprehensive service and support for our products.
Chip Manufacturing
KLA-Tencor’s comprehensive portfolio of inspection and metrology products, and related service, software and other offerings, helps chip manufacturers manage yield throughout the entire semiconductor fabrication process—from research and development to final volume production. These products and offerings are designed to provide comprehensive solutions to help our customers to accelerate their development and production ramp cycles, to achieve higher and more stable semiconductor die yields, and to improve their overall profitability.

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
During the fiscal year ended June 30, 2016, we launched several front-end defect inspection products that help accelerate yield for next-generation design node devices: 3900 Series, 2930 Series, PumaTM 9980 Series and Surfscan® SP5XP. The 3900 Series broadband plasma patterned wafer inspection systems incorporate a new high resolution deep ultra-violet (“DUV”) wavelength range and optical inspection speed, supporting defect discovery and debug of advanced IC processes. The 2930 Series broadband plasma patterned wafer inspection systems are used to discover and monitor defects related to design or process issues, supporting advanced IC development and ramp. The PumaTM 9980 laser scanning patterned wafer inspector provides enhanced defect type capture for high throughput production ramp monitoring across a wide range of IC applications. The Surfscan® SP5XP unpatterned wafer inspection system utilizes extended deep ultra-violet optical technologies for cost-effective, early detection of process and tool excursions.
The products that we launched during the fiscal year ended June 30, 2016 further strengthened our broad range of offerings that support the front-end defect inspection market. In the field of patterned wafer inspection, we offer our 3900 Series (for high resolution broadband plasma defect inspection); our 2930 Series and 2920 Series (for broadband plasma defect inspection); our PumaTM 9980 Series, PumaTM 9850 Series and PumaTM 9650 Series (for laser scanning defect inspection); our 8 Series systems (for high productivity defect inspection); and our CIRCLTM cluster tool (for defect inspection, review and metrology of all wafer surfaces - front side, edge and back side). In the field of unpatterned wafer and surface inspection, we offer the Surfscan® SP5 Series and Surfscan® SP3 Series (wafer defect inspection systems for process tool qualification and monitoring using blanket films and bare wafers); and the SURFmonitorTM (integrated on the Surfscan® SP5 and Surfscan® SP3 Series), which enables surface quality measurements and capture of low-contrast defects. For reticle inspection, we offer our X5.2TM, X5.3TM and TeronTM SL650 Series products, which are photomask inspection systems that allow IC fabs to qualify incoming reticles and inspect production reticles for contaminants and other process-related changes. In addition, we offer a number of other products for the front-end defect inspection market, as reflected in the product table at the conclusion of this “Products” section.
Defect Review
KLA-Tencor’s defect review systems capture high resolution images of the defects detected by inspection tools. These images enable defect classification, helping chipmakers identify and resolve yield issues. KLA-Tencor’s suite of defect inspectors, defect review and classification tools and data management systems form a broad solution for finding, identifying and tracking yield-critical defects and process issues. During the fiscal year ended June 30, 2016, we introduced the eDR7280TM, an electron-beam wafer defect review and classification system that utilizes improved imaging and automatic defect classification capability to identify detected defects and produce an accurate representation of the detected defect population.
Advanced Packaging Process Control
KLA-Tencor offers standalone and cluster inspection and metrology systems for various applications in the field of advanced semiconductor packaging (i.e., at the middle and back-end of the semiconductor manufacturing process). Our CIRCL-AP™ all-surface inspection, metrology and review system supports advanced wafer-level packaging processes, such as 2.5D/3D IC integration using through silicon vias (“TSVs”), wafer-level chip scale packaging (“WLCSP”) and fan-out wafer-level packaging (“FOWLP”). Used for packaging applications associated with LEDs, MEMS, image sensors and flip-chip packaging, our WI-22x0 Series products focus on front side wafer inspection and provide feedback on wafer surface quality, quality of the wafer dicing, or quality of wafer bumps, pads and pillars. Our component inspector products, the ICOS® T830 and ICOS® T640, inspect various semiconductor components that are handled in a tray, such as microprocessors or memory chips. Component inspection capability includes 3D coplanarity inspection, measurement of the evenness of the contacts, component height and two-dimensional (“2D”) surface inspection.

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
KLA-Tencor offers a broad range of systems and solutions that support the metrology market. Our 5D Patterning Control Solution™ addresses five elements of patterning process control--the three geometrical dimensions of device structures, time-to-results and overall equipment efficiency--and supports advanced patterning technologies through the characterization, optimization and monitoring of fab-wide processes. The ArcherTM Series of overlay metrology tools enables characterization of overlay error on lithography process layers for advanced patterning technologies. The SpectraShapeTM family of optical CD and shape metrology systems characterizes and monitors the critical dimensions and 3D shapes of geometrically complex features incorporated by some IC manufacturers in their latest generation devices. The SpectraFilmTM and AlerisTM families of film metrology tools provide precise measurement of film thickness, refractive index, stress and composition for a broad range of film layers. The WaferSight™ PWG system measures patterned wafer geometry after a wide range of IC processes, helping identify and monitor variations that can affect patterning. Finally, K-T Analyzer® offers advanced, run-time data analysis for a wide range of metrology system types. In addition, we offer a number of other products for the metrology market, as reflected in the product table at the conclusion of this “Products” section.
In-Situ Process Monitoring
KLA-Tencor’s SensArray® SensorWafers are a portfolio of advanced wireless and wired temperature monitoring wafers that capture the effect of the process environment on production wafers. These SensorWafers provide insight into thermal uniformity and profile temperature under real production conditions. SensArray® products are used in many semiconductor and flat panel display fabrication processes, including lithography, etch and deposition.
Lithography Software
KLA-Tencor’s PROLITHTM product line provides researchers at advanced IC manufacturers, lithography hardware suppliers, track companies and material providers with virtual lithography software to explore critical-feature designs, manufacturability and process-limited yield of proposed lithographic technologies without the time and expense of printing hundreds of test wafers using experimental materials and prototype process equipment. Our ProDATA™ process window analysis software tool provides analysis of experimental data, including CD, roughness, sidewall angle, top loss and pattern collapse.
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
Our wafer inspection portfolio for wafer manufacturing is anchored by the edge handling configuration of the Surfscan® SP5 and the Surfscan® SP5XP, both launched during the fiscal year ended June 30, 2016. The Surfscan® SP5 Series and Surfscan® SP3 Series are wafer inspection systems designed to enable development and production monitoring of polished wafers, epi wafers and engineered substrates. The SURFmonitorTM module (integrated on the Surfscan® SP5 Series and Surfscan® SP3 Series) characterizes wafer surface quality and captures low-contrast defects. The WaferSightTM Series offers bare wafer geometry and nanotopography metrology capabilities. FabVision® offers fab-wide data management and automated yield analysis for wafer manufacturers.

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
Our reticle inspection portfolio includes the TeronTM 600 Series for development and manufacturing of advanced optical and EUV masks, the TeraScanTM 500XR system for mask shop production of reticles for the 32nm node and above and our X5.2TM, X5.3™ and TeronTM SL650 Series products for reticle quality control capability for IC fabs. These products include the capability for mapping critical dimension uniformity across the reticle. In addition, we offer the LMS IPRO line of reticle metrology systems for measuring pattern placement error, including the LMS IPRO6 which measures on-device pattern features in addition to standard registration marks. If the pattern on the reticle is displaced from its intended location, overlay error can result on the wafer, which can lead to electrical continuity issues affecting yield, performance or reliability of the IC device.
LED, Power Device and Compound Semiconductor Manufacturing
LEDs are becoming more commonly used in solid-state lighting, television and notebook backlighting, and automotive applications. As LED device makers target aggressive cost and performance targets, they place significant emphasis on improved process control and yield during the manufacturing process.
KLA-Tencor offers a portfolio of systems to help LED manufacturers reduce production costs and increase product output: Candela® 8720, Klarity® LED, WI-2280, 8 Series, MicroXAM Series optical profilers and P-Series and HRP®-Series stylus profilers. The Candela® 8720 substrate and epi wafer inspection system provides automated inspection and quality control of LED substrates, detecting defects that can impact device performance, yield and field reliability. Klarity® LED is an automated defect data management and analysis system for LED yield enhancement. The WI-2280 system is designed specifically for defect inspection and 2D metrology for LED applications. The 8 Series provides patterned wafer defect inspection capability for LED manufacturing. The MicroXAM Series optical profilers measure step height, texture and form for LED applications. The P-Series and HRP®-Series stylus profilers are metrology systems for measurement of step heights and roughness for LED substrates and pattern wafer applications.
Leading power device manufacturers are targeting faster development and ramp times, high product yields and lower device costs. To achieve these goals, they are implementing solutions for characterizing yield-limiting defects and processes. Full-surface, high sensitivity defect inspection and profiler metrology systems provide accurate process feedback, enabling improvements in SiC substrate quality and optimal epitaxial growth yields on both SiC epi and GaN-on-silicon processes.
KLA-Tencor offers inspection and metrology systems to support power device manufacturing. The Candela® CS920 inspection system integrates surface defect detection and Photoluminescence technology for inspection and defect classification of a wide range of defects on SiC substrates and epi layers. The MicroXAM Series optical profilers measure step height, texture and form for power device applications. The P-Series and HRP®-Series stylus profilers measure step heights and roughness for SiC substrates and pattern wafer applications.
Finally, our primary products for compound semiconductor manufacturing include Candela® CS20, the MicroXAM Series optical profilers and the P-Series and HRP®-Series stylus profilers, used for the inspection and metrology of substrates, epi-layers and process films.
Data Storage Media/Head Manufacturing
Advancements in data storage are being driven by a wave of innovative consumer electronics with small form factors and immense storage capacities, as well as an increasing need for high-volume storage options to back up modern methods of remote computing and networking (such as cloud computing). Our process control and yield management solutions are designed to enable customers to rapidly understand and resolve complex manufacturing problems, which can help improve time to market and product yields. In the front-end and back-end of thin-film head wafer manufacturing, we offer the same process control equipment that we serve to the semiconductor industry. In addition, we offer an extensive range of test equipment and surface profilers with particular strength in photolithography. In substrate and media manufacturing, we offer metrology and defect inspection solutions with KLA-Tencor’s optical surface analyzers. Products that we offer for the data storage media/head manufacturing market manufacturing are highlighted in the product table at the conclusion of this “Products” section.

MEMS Manufacturing
The increasing demand for MEMS technology is coming from diverse industries such as automotive, space and consumer electronics. MEMS have the potential to revolutionize nearly every product category by bringing together silicon-based microelectronics with micromachining technology, making possible the realization of complete systems-on-a-chip. KLA-Tencor offers tools and techniques for this emerging market, such as defect inspection and review, optical inspection and surface profiling, which were first developed for the integrated circuit industry. Products that we offer for MEMS manufacturing are highlighted in the product table at the conclusion of this “Products” section.
General Purpose/Lab Applications
A range of industries, including general scientific and materials research and optoelectronics, require measurements of surface topography to either control their processes or research new material characteristics. Typical measurement parameters that our tools address include flatness, roughness, curvature, peak-to-valley, asperity, waviness, texture, volume, sphericity, slope, density, stress, bearing ratio and distance (mainly in the micron to nanometer range). The profiler and in-situ process monitoring products that we offer for general purpose/lab applications are highlighted in the product table at the conclusion of this “Products” section.
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

Product Table

MARKETS	APPLICATIONS	PRODUCTS
Chip Manufacturing
Front-End Defect Inspection	Patterned Wafer	3900 Series, 2930 Series, 2920 Series, PumaTM 9980 Series, PumaTM 9850 Series, PumaTM 9650 Series
	High Productivity and All Surface	CIRCLTM with 8 Series, CV350i, BDR300TM and Micro300 modules 8 Series (8800, 8820, 8900, 8920)
	Unpatterned Wafer/Surface	Surfscan® SP3 and Surfscan® SP5 Series SURFmonitorTM
	Reticle	X5.2TM and X5.3™ TeronTM SL650 Series
	Data Management	Klarity® product family
Defect Review	Electron-beam	eDR7200TM Series
Advanced Packaging	Wafer-Level Packaging	CIRCL-APTM WI-22x0 Series
	Component Inspection	ICOS® T830 and ICOS® T640
Metrology	Patterning Control	5D Patterning Control Solution™
	Overlay	ArcherTM Series
	Optical CD and Shape	SpectraShapeTM product family
	Film Thickness/Index	SpectraFilmTM product family AlerisTM product family
	Wafer Geometry and Topography	WaferSightTM Series SURFmonitorTM
	Ion Implant and Anneal	Therma-Probe®
	Surface Metrology	HRP® product family P-Series product family
	Resistivity	RS product family
	Data Management	K-T Analyzer®
In-Situ Process Monitoring	Lithography	SensArray® product family
	Plasma Etch	SensArray® product family
	Implant and Wet	SensArray® PlasmaSuite
Lithography Software	Lithography Simulation	PROLITHTM
	Process Window Analysis	ProDATATM

MARKETS AND APPLICATIONS	PRODUCTS
Wafer Manufacturing
Surface and Defect Inspection	Surfscan® SP3 Series and Surfscan® SP5 Series SURFmonitorTM
Wafer Geometry and Nanotopography Metrology	WaferSightTM Series SURFmonitorTM
Data Management	FabVision®
Reticle Manufacturing
Defect Inspection	TeraScanTM 500XR and TeronTM 600 Series
Pattern Placement Metrology	LMS IPRO Series
LED, Power Device and Compound Semiconductor Manufacturing
Patterned Wafer Inspection	8 Series (8800, 8820, 8900, 8920) WI product family
Defect Inspection (substrates and epi wafers)	Candela® product family
Surface Metrology	P-Series product family MicroXAM Series HRP® product family
Data Management	Klarity® LED
Data Storage Media/Head Manufacturing
Thin-Film Head Metrology and Inspection	Aleris product family CIRCLTM with 8 Series, CV350i, BDR300 and Micro300 modules 8 Series (8800, 8820, 8900, 8920) HRP® product family P-Series product family
Virtual Lithography	PROLITHTM
In-Situ Process Monitoring	SensArray® product family
Transparent and Metal Substrate Inspection	Candela® product family
Data Management	Klarity® Defect K-T Analyzer®
MEMS Manufacturing
Surface Metrology: Stylus Profiling	P-Series product family HRP® product family
Surface Metrology: Optical Profiling	MicroXAM Series
Optical Inspection	8 Series (8800, 8820, 8900, 8920) WI product family
General Purpose/Lab Applications
Surface Metrology: Stylus Profiling	P-Series product family Alpha-Step® product family HRP® product family
Surface Metrology: Optical Profiling	MicroXAM Series
Process Chamber Conditions	SensArray® product family
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
For the fiscal years ended June 30, 2016, 2015 and 2014, the following customers each accounted for more than 10% of total revenues:

Year ended June 30,
2016	2015	2014
Micron Technology, Inc.	Intel Corporation	Intel Corporation
Taiwan Semiconductor Manufacturing Company Limited	Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.
	Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
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
As of June 30, 2016, we employed approximately 2,110 full-time sales and related personnel, service engineers and applications engineers. In addition to sales and service offices in the United States, we conduct sales, marketing and services out of wholly-owned subsidiaries or branches in other countries, including Belgium, China, Germany, Israel, Japan, Singapore, South Korea and Taiwan. International revenues accounted for approximately 82%, 71% and 76% of our total revenues in the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Additional information regarding our revenues from foreign operations for our last three fiscal years can be found in Note 16, “Segment Reporting and Geographic Information” to the consolidated financial statements.
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
Backlog
Our shipment backlog for systems and associated warranty totaled $1.21 billion and $984 million as of June 30, 2016 and 2015, respectively, and primarily consists of sales orders where written customer requests have been received and the delivery is anticipated within the next 12 months. Orders for service contracts and unreleased products are excluded from shipment backlog. All orders are subject to cancellation or delay by the customer, often with limited or no penalties. We make adjustments for shipment backlog obtained from acquired companies, sales order cancellations, customer delivery date changes and currency adjustments. Shipment backlog is not subject to normal accounting controls for information that is either reported in or derived from our consolidated financial statements. In addition, the concept of shipment backlog is not defined in the accounting literature, making comparisons between periods and with other companies difficult and potentially misleading.
Our revenue backlog, which includes the gross value of sales orders where physical deliveries have been completed, but for which revenue has not been recognized pursuant to our policy for revenue recognition, totaled $255 million and $221 million as of June 30, 2016 and 2015, respectively. Orders for service contracts are excluded from revenue backlog.
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
Research and Development
The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation. These technical innovations are inherently complex and require long development cycles and appropriate professional staffing. We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our human and financial resources to research and development programs and seek to maintain close relationships with customers to remain responsive to their needs. In addition, we may enter into certain strategic development and engineering programs whereby certain government agencies or other third parties fund a portion of our research and development costs. As of June 30, 2016, we employed approximately 1,430 full-time research and development personnel.
Our key research and development activities during the fiscal year ended June 30, 2016 involved the development of process control and yield management equipment aimed at addressing the challenges posed by shrinking device sizes, the transition to new production materials, new device and circuit architecture, more demanding lithography processes and new back-end packaging techniques. For information regarding our research and development expenses during the last three fiscal years, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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
Manufacturing, Raw Materials and Supplies
We perform system design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities take place in the United States (Milpitas, California), Singapore, Israel, Germany and China. As of June 30, 2016, we employed approximately 970 full-time manufacturing personnel.
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
Competition
The worldwide market for process control and yield management systems is highly competitive. In each of our product markets, we face competition from established and potential competitors, such as Applied Materials, Inc., ASML Holding N.V., Hermes Microvision, Inc., Hitachi High-Technologies Corporation, Nanometrics, Inc. and Rudolph Technologies, Inc., some of which may have greater financial, research, engineering, manufacturing and marketing resources than we have. We may also face future competition from new market entrants from other overseas and domestic sources. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. We believe that, to remain competitive, we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development.
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
Employees
As of June 30, 2016, we employed approximately 5,580 full-time employees. Except for our employees in Belgium (where a trade union delegation has been recognized) and our employees in the German operations of our MIE business unit (who are represented by employee works council), none of our employees are represented by a labor union. We have not experienced work stoppages and believe that our employee relations are good.
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

excursion	For a manufacturing step or process, a deviation from normal operating conditions that can lead to decreased performance or yield of the final product.

fab	The main manufacturing facility for processing semiconductor wafers.

front-end	The processes that make up the first half of the semiconductor manufacturing process, from wafer start through final contact window processing.

in-situ	Refers to processing steps or tests that are done without moving the wafer. Latin for “in original position.”

interconnect	A highly conductive material, usually copper or aluminum, which carries electrical signals to different parts of a die.

lithography	A process in which a masked pattern is projected onto a photosensitive coating that covers a substrate.

mask shop	A manufacturer that produces the reticles used by semiconductor manufacturers.

metrology	The science of measurement to determine dimensions, quantity or capacity. In the semiconductor industry, typical measurements include critical dimension, overlay and film thickness.

microelectromechanical systems (MEMS)	Micron-sized mechanical devices powered by electricity, created using processes similar to those used to manufacture IC devices.

micron	A metric unit of linear measure that equals 1/1,000,000 meter (10-6m), or 10,000 angstroms (the diameter of a human hair is approximately 75 microns).

Moore’s Law	An observation made by Gordon Moore in 1965 and revised in 1975 that the number of transistors on a typical integrated circuit doubles approximately every two years.

nanometer (nm)	One billionth (10-9) of a meter.

narrowband	An illumination source with a narrow spectral bandwidth, such as a laser.

patterned	For semiconductor manufacturing and industries using similar processing technologies, refers to substrates that have electronic circuits (transistors, interconnects, etc.) fabricated on the surface.

photoresist	A radiation-sensitive material that, when properly applied to a variety of substrates and then properly exposed and developed, masks portions of the substrate with a high degree of integrity.

process control	The ability to maintain specifications of products and equipment during manufacturing operations.

reticle	A very flat glass plate that contains the patterns to be reproduced on a wafer.

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
On October 21, 2015, KLA-Tencor announced it had entered into the Merger Agreement with Lam Research. Consummation of the Merger is subject to certain conditions, including (1) the expiration or termination of any waiting periods applicable to the consummation of the Merger under applicable antitrust and competition laws; and (2) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger. Each of Lam Research’s and KLA-Tencor’s obligation to consummate the Merger is also subject to certain additional customary conditions, including (1) subject to specific standards, the accuracy of the representations and warranties of the other party; and (2) performance in all material respects by the other party of its obligations under the Merger Agreement. There is no assurance that the conditions to the Merger will be satisfied in a timely manner or at all. Further, the pendency of the Merger Agreement may have an adverse effect on our business and share price. Additionally, if the Merger is not completed, we may suffer a number of consequences that could adversely affect our business, results of operations, and stock price. There are numerous risks related to the Merger, including the following:

•	Various conditions to the closing of the Merger may not be satisfied or waived;

•	If the Merger does not close on or before October 20, 2016, subject to certain limitations, either party will have the right to terminate the Merger Agreement;

•
The Merger may not be consummated, which among other things may cause our share price to decline to the extent that the current price of our common stock reflects an assumption that the Merger will be completed;

•	The failure to consummate the Merger may result in negative publicity and a negative impression of us in the investment community;

•	Required regulatory approvals from governmental entities may delay the Merger or result in the imposition of conditions that could cause Lam Research to abandon the Merger;

•	The Merger Agreement may be terminated in circumstance that would require us to pay Lam Research a termination fee of $290.0 million;

•	We will have incurred significant costs in connection with the acquisition that we may be unable to recover;

•	Our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected;

•	The attention of our employees and management may be diverted due to activities related to the Merger;

•
We may forego opportunities we might otherwise pursue absent the Merger Agreement, and may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•
The Merger Agreement restricts us from engaging in certain actions without Lam Research’s approval, which could prevent us from pursuing certain business opportunities outside the ordinary course of business that arise prior to the closing of the Merger.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and these fees and costs are payable by us regardless of whether the Merger is consummated.
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
Before the Merger may be completed, applicable waiting periods must expire or terminate under antitrust and competition laws and various approvals or consents must be obtained from regulatory entities. In addition, at any time prior to the Merger, competition authorities may seek to enjoin completion of the Merger. In deciding whether to grant antitrust or regulatory clearances, the relevant governmental entities will consider the effect of the Merger on competition within their relevant jurisdiction. The terms and conditions of any approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. KLA-Tencor and Lam Research have obtained consents or clearances from regulatory authorities in Germany, Israel, Ireland and Taiwan. The Merger Agreement may require KLA-Tencor and Lam Research to comply with conditions imposed by regulatory entities and, in certain circumstances, either company may refuse to close the Merger on the basis of those regulatory conditions. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions, or that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger. In addition, we can provide no assurance that any such conditions, obligations or restrictions will not result in the delay or abandonment of the Merger.
On May 13, 2016, Lam Research and KLA-Tencor each received a request for additional information and documentary material (commonly referred to as a “Second Request”) from the United States Department of Justice (DOJ) in connection with the proposed transaction between the companies. The companies are working with the staff of the DOJ on the terms of a consent decree.
For additional information on the risks associated with our proposed Merger with Lam Research, please review the risks beginning on page 22 of the joint proxy statement/prospectus filed by Lam Research with the SEC on January 13, 2016, which risks are incorporated by reference herein and included as Exhibit 99.1 to this annual report.
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
In addition, we face a number of risks specific to ongoing changes in the semiconductor industry, as the significant majority of our sales are made to semiconductor manufacturers. Some of the trends that our management monitors in operating our business include the following:

•
the trend of increasing cost per transistor for leading edge technology transitions below the 28 nanometer node, a reversal of the historical trend of declining cost per transistor with each new generation of technological advancement within the semiconductor industry, and the adverse impact that such reversal may have upon our business;

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

We derive a substantial percentage of our revenues from sales of inspection products. As a result, any delay or reduction of sales of these products could have a material adverse effect on our business, financial condition and operating results. The continued customer demand for these products and the development, introduction and market acceptance of new products and technologies are critical to our future success.
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
We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. Through our business interruption planning, we seek to minimize the risk of production and service interruptions and/or shortages of key parts by, among other things, monitoring the financial stability of key suppliers, identifying (but not necessarily qualifying) possible alternative suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, certain key parts are available only from a single supplier or a limited group of suppliers. Also, key parts we obtain from some of our suppliers incorporate the suppliers’ proprietary intellectual property; in those cases we are increasingly reliant on third parties for high-performance, high-technology components, which reduces the amount of control we have over the availability and protection of the technology and intellectual property that is used in our products. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk during economic downturns, it could affect their ability to deliver parts and could result in delays for our products. Similarly, especially with respect to suppliers of high-technology components, our suppliers themselves have increasingly complex supply chains, and delays or disruptions at any stage of their supply chains may prevent us from obtaining parts in a timely manner and result in delays for our products. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements and product specifications, or if we are only able to do so on unfavorable terms. Furthermore, a supplier may discontinue production of a particular part for any number of reasons, including the supplier’s financial condition or business operational decisions, which would require us to purchase, in a single transaction, a large number of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and ultimately any unused parts may result in a significant inventory write-off, either of which could have a material and adverse impact on our financial condition and results of operations for the applicable periods.
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
As of June 30, 2016, we had $3.08 billion aggregate principal amount of outstanding indebtedness, consisting of $2.50 billion aggregate principal amount of senior, unsecured long-term notes and $576.3 million of term loans under a Credit Agreement (the “Credit Agreement”). Additionally, we have commitments for an unfunded revolving credit facility of $500.0 million under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded revolving credit facility under the Credit Agreement and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
Our leveraged capital structure may adversely affect our financial condition, results of operations and net income per share.
We completed our leveraged recapitalization transaction during the fiscal quarter ended December 31, 2014, which included raising $3.25 billion in new borrowings, consisting of $2.50 billion aggregate principal amount of senior, unsecured long-term notes and $750.0 million of term loans under the Credit Agreement, payment of a special cash dividend of approximately $2.76 billion and prepayment of our $750 million of existing senior notes due in 2018. Our issuance and maintenance of higher levels of indebtedness could have adverse consequences including, but not limited to:

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
Our Board of Directors first instituted a quarterly dividend during the fiscal year ended June 30, 2005. Since that time, we have announced a number of increases in the amount of our quarterly dividend level as well as payment of a special cash dividend that was declared and substantially paid in the second quarter of our fiscal year ended June 30, 2015. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends may be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; changes to our business model; restrictions on increasing dividends under the Merger Agreement; and our increased interest and principal payments required by our $3.08 billion aggregate principal amount of outstanding indebtedness and any additional indebtedness that we may incur in the future. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
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
Historically, we recorded material restructuring charges related to our prior global workforce reductions, large excess inventory write-offs, and material impairment charges related to our goodwill and purchased intangible assets. During the fourth quarter of fiscal year ended 2015, we implemented a plan to reduce our global employee workforce to streamline our organization and business processes in response to changing customer requirements in our industry. We substantially completed the global employee workforce reduction during the fiscal year ended June 30, 2016 and recorded net restructuring charges of $8.9 million during the same period. Such workforce changes can also temporarily reduce workforce productivity, which could be disruptive to our business and adversely affect our results of operations. In addition, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame. If we again restructure our organization and business processes, implement additional cost reduction actions or discontinue certain business operations, we may take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write-off additional inventory if our product build plans or usage of service inventory decline. Also, as our lead times from suppliers increase (due to the increasing complexity of the parts and components they provide) and the lead times demanded by our customers decrease (due to the time pressures they face when introducing new products or technology or bringing new facilities into production), we may be compelled to increase our commitments, and therefore our risk exposure, to inventory purchases to meet our customers’ demands in a timely manner, and that inventory may need to be written-off if demand for the underlying product declines for any reason. Such additional write-offs could constitute material charges.
As noted above, in the past, we recorded a material charge related to the impairment of our goodwill and purchased intangible assets. Goodwill represents the excess of costs over the net fair value of net assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with authoritative guidance for goodwill. Purchased intangible assets with estimable useful lives are amortized over their respective estimated useful lives based on economic benefit if known or using the straight-line method, and are reviewed for impairment in accordance with authoritative guidance for long-lived assets. The valuation of goodwill and intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. A substantial decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we previously used to calculate the value of our goodwill or intangible assets (and, as applicable, the amount of any previous impairment charge), could result in a change to the estimation of fair value that could result in an additional impairment charge.
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

•
fluctuations in interest and currency exchange rates may adversely impact our ability to compete on price with local providers or the value of revenues we generate from our international business. Although we attempt to manage some of our near-term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate;

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
We outsource a number of services, including our transportation, information systems management and logistics management of spare parts and certain accounting and procurement functions, to domestic and overseas third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, on our ability to quickly respond to changing market conditions, or on our ability to ensure compliance with all applicable domestic and foreign laws and regulations. In addition, many of these outsourced service providers, including certain hosted software applications that we use for confidential data storage, employ “cloud computing” technology for such storage (which refers to an information technology hosting and delivery system in which data is not stored within the user’s physical infrastructure but instead is delivered to and consumed by the user as an Internet-based service). These providers’ cloud computing systems may be susceptible to “cyber incidents,” such as intentional cyber attacks aimed at theft of sensitive data or inadvertent cyber-security compromises, which are outside of our control. If we do not effectively develop and manage our outsourcing strategies, if required export and other governmental approvals are not timely obtained, if our third-party service providers do not perform as anticipated or do not adequately protect our data from cyber-related security breaches, or if there are delays or difficulties in enhancing business processes, we may experience operational difficulties (such as limitations on our ability to ship products), increased costs, manufacturing or service interruptions or delays, loss of intellectual property rights or other sensitive data, quality and compliance issues, and challenges in managing our product inventory or recording and reporting financial and management information, any of which could materially and adversely affect our business, financial condition and results of operations.
We are exposed to risks related to cybersecurity threats and cyber incidents.
In the conduct of our business, we collect, use, transmit and store data on information systems. This data includes confidential information, transactional information and intellectual property belonging to us, our customers and our business partners, as well as personally-identifiable information of individuals. We allocate significant resources to network security, data encryption and other measures to protect our information systems and data from unauthorized access or misuse. Despite our ongoing efforts to enhance our network security measures, our information systems are susceptible to computer viruses, cyber-related security breaches and similar disruptions from unauthorized intrusions, tampering, misuse, criminal acts, including phishing, or other events or developments that we may be unable to anticipate or fail to mitigate and are subject to the inherent vulnerabilities of network security measures. We have experienced cyber-related attacks in the past, and may experience cyber-related attacks in the future. Our security measures may also be breached due to employee errors, malfeasance, or otherwise. Third parties may also attempt to influence employees, users, suppliers or customers to disclose sensitive information in order to gain access to our, our customers’ or business partners’ data. Because the techniques used to obtain unauthorized access to the information systems change frequently, and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
We have some exposure to fluctuations in foreign currency exchange rates, primarily the Japanese Yen and the euro. We have international subsidiaries that operate and sell our products globally. In addition, an increasing proportion of our manufacturing activities are conducted outside of the United States, and many of the costs associated with such activities are denominated in foreign currencies. We routinely hedge our exposures to certain foreign currencies with certain financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations, but these hedges may be inadequate to protect us from currency exchange rate fluctuations. To the extent that these hedges are inadequate, or if there are significant currency exchange rate fluctuations in currencies for which we do not have hedges in place, our reported financial results or the way we conduct our business could be adversely affected. Furthermore, if a financial counterparty to our hedges experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
Information regarding our principal properties as of June 30, 2016 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Milpitas, CA	Office, plant and warehouse	Principal Executive Offices, Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	727,302	Owned

Westwood, MA(1)	Office and plant	Engineering, Marketing, Manufacturing and Service	116,908	Leased

Leuven, Belgium(1)	Office, plant and warehouse	Engineering, Marketing and Service and Sales Administration	60,619	Owned

Shenzhen, China	Office and plant	Sales, Service and Manufacturing	47,213	Leased

Shanghai, China	Office	Research, Service and Sales Administration	41,184	Leased

Weilburg, Germany	Office and plant	Engineering, Marketing, Manufacturing, Service and Sales Administration	138,119	Leased

Chennai, India	Office	Engineering	33,366	Owned

Migdal Ha’Emek, Israel	Office and plant	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	191,982	Owned

Yokohama, Japan	Office and warehouse	Sales and Service	35,531	Leased

Serangoon, Singapore(2)	Office and plant	Sales, Service and Manufacturing	248,155	Owned

Hsinchu, Taiwan	Office	Sales and Service	73,676	Leased
__________________

(1)	Portions of this property are sublet, are vacant and marketed to sublease, or are leased to third parties.

(2)	We own the building at our location in Serangoon, Singapore, but the land on which this building resides is leased.
As of June 30, 2016, we owned or leased a total of approximately 2.0 million square feet of space worldwide, including the locations listed above and office space for smaller sales and service offices in several locations throughout the world. Our operating leases expire at various times through December 31, 2021, subject to renewal, with some of the leases containing renewal option clauses at the fair market value, for additional periods up to five years. Additional information regarding these leases is incorporated herein by reference to Note 12, “Commitments and Contingencies” to the consolidated financial statements. We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs.

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
The prices per share reflected in the following table represent the high and low prices for our common stock on the NASDAQ Global Select Market for the periods indicated:

	Year ended June 30, 2016			Year ended June 30, 2015
	High	Low	Cash Dividends Declared per share	High	Low	Cash Dividends Declared per share
First Fiscal Quarter	$57.35	$44.95	$0.52	$81.27	$70.10	$0.50
Second Fiscal Quarter	$70.28	$48.73	$0.52	$84.21	$65.25	$17.00	*
Third Fiscal Quarter	$73.19	$62.33	$0.52	$71.26	$57.49	$0.50
Fourth Fiscal Quarter	$75.17	$67.32	$0.52	$60.80	$55.24	$0.50
__________________
* Includes a special cash dividend of $16.50 per share that was declared by our Board of Directors on November 19, 2014 and was paid on December 9, 2014 to the stockholders of record as of the close of business on December 1, 2014 during the second quarter of the fiscal year ended June 30, 2015. Additional information regarding special cash dividend can be found in Note 7, “Equity and Long-term Incentive Compensation Plans.”
As of July 15, 2016, there were 312 holders of record of our common stock.
Equity Repurchase Plans
Our Board of Directors has authorized a program for us to repurchase shares of our common stock under which an aggregate of approximately 5.9 million shares were available for repurchase as of June 30, 2016. In connection with entering into the Merger Agreement, we suspended further repurchases under our repurchase program effective October 21, 2015. We did not repurchase any shares during the three months ended June 30, 2016 and repurchased 3.4 million shares ($175.7 million) in the year ended June 30, 2016.

Stock Performance Graph and Cumulative Total Return
Notwithstanding any statement to the contrary in any of our previous or future filings with the Securities and Exchange Commission, the following information relating to the price performance of our common stock shall not be deemed “filed” with the Commission or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings.
The following graph compares the cumulative 5-year total return attained by stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index (as required by SEC regulations) and the Philadelphia Semiconductor Index (PHLX). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2011 to June 30, 2016.

	June 2011	June 2012	June 2013	June 2014	June 2015	June 2016
KLA-Tencor Corporation	$100.00	$125.52	$146.51	$196.57	$195.01	$262.83
S&P 500	$100.00	$105.45	$127.17	$158.46	$170.22	$177.02
PHLX Semiconductor	$100.00	$104.43	$123.18	$166.91	$174.92	$184.43
__________________
 * Assumes $100 invested on June 30, 2011 in stock or index, including reinvestment of dividends.
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

	Year ended June 30,
(In thousands, except per share amounts)	2016	2015	2014	2013	2012
Consolidated Statements of Operations:
Total revenues	$2,984,493	$2,814,049	$2,929,408	$2,842,781	$3,171,944
Net income(1)	$704,422	$366,158	$582,755	$543,149	$756,015
Cash dividends declared per share (including a special cash dividend of $16.50 per share declared during the three months ended December 31, 2014)	$2.08	$18.50	$1.80	$1.60	$1.40
Net income per share:
Basic	$4.52	$2.26	$3.51	$3.27	$4.53
Diluted	$4.49	$2.24	$3.47	$3.21	$4.44

	As of June 30,
	2016	2015	2014	2013	2012
Consolidated Balance Sheets:
Cash, cash equivalents and marketable securities	$2,491,294	$2,387,111	$3,152,637	$2,918,881	$2,534,444
Working capital(2)	$2,865,609	$2,902,813	$3,690,484	$3,489,236	$3,300,401
Total assets	$4,962,432	$4,826,012	$5,535,846	$5,283,804	$5,096,020
Long-term debt(3)	$3,057,936	$3,173,435	$745,101	$743,823	$742,545
Total stockholders’ equity(3)	$689,114	$421,439	$3,669,346	$3,482,152	$3,315,595
__________

(1)
Our net income decreased to $366.2 million in the fiscal year ended June 30, 2015, primarily as a result of the impact of the pre-tax net loss of $131.7 million for the loss on extinguishment of debt and certain one-time expenses of $2.5 million associated with the leveraged recapitalization that was completed during the three months ended December 31, 2014.

(2)
We early adopted the accounting standards update regarding classification of deferred taxes at the beginning of the fourth quarter of fiscal year ended 2016. Upon adoption, approximately $218 million in net current deferred tax assets were reclassified to noncurrent. No prior periods were retrospectively adjusted. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies” for additional details.

(3)
Our long-term debt increased to $3.17 billion at the end of fiscal year ended June 30, 2015, because, as part of the leveraged recapitalization plan, we issued $2.50 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”), entered into $750.0 million of five-year senior unsecured prepayable term loans and a $500 million unfunded revolving credit facility and redeemed our $750.0 million aggregate principal amount of 6.900% Senior Notes due in 2018 (the “2018 Notes”). Refer to Note 6, “Debt” for additional details. Our total stockholders’ equity decreased to $421.4 million at the end of fiscal year ended June 30, 2015, because, as part of our leveraged recapitalization plan, we declared a special cash dividend of approximately $2.76 billion. Refer to Note 7, “Equity and Long-term Incentive Compensation Plans” for additional details.

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
Warranty. We provide standard warranty coverage on our systems for 40 hours per week for 12 months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, we calculate the average service hours and parts expense per system and apply the actual labor and overhead rates to determine the estimated warranty charge. We update these estimated charges on a regular basis. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly. See Note 12, “Commitments and Contingencies” to the Consolidated Financial Statements for additional details.

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
Accounting for Stock-Based Compensation Plans. We account for stock-based awards granted to employees for services based on the fair value of those awards. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value for restricted stock units granted without “dividend equivalent” rights is determined using the closing price of our common stock on the grant date for restricted stock units, adjusted to exclude the present value of dividends which are not accrued on the restricted stock units. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date. The award holder is not entitled to receive payments under dividend equivalent rights unless the associated restricted stock unit award vests (i.e., the award holder is entitled to receive credits, payable in cash or shares of our common stock, equal to the cash dividends that would have been received on the shares of our common stock underlying the restricted stock units had the shares been issued and outstanding on the dividend record date, but such dividend equivalents are only paid subject to the recipient satisfying the vesting requirements of the underlying award). The fair value is determined using a Black-Scholes valuation model for purchase rights under our Employee Stock Purchase Plan. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. The expected stock price volatility assumption is based on the market-based historical implied volatility from traded options of our common stock. We have elected not to include the indirect tax effects of stock-based compensation deductions when calculating the windfall benefits and therefore recognize the full effect of these deductions in the income statement in the period in which the taxable event occurs.
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
Contingencies and Litigation. We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and recognize as expense the estimated costs expected to be incurred over the next twelve months to defend or settle asserted and unasserted claims existing as of the balance sheet date. See Note 12, “Commitments and Contingencies” and Note 13, “Litigation and Other Legal Matters” to the Consolidated Financial Statements for additional details.
Goodwill and Intangible Assets. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See Note 5, “Goodwill and Purchased Intangible Assets” to the Consolidated Financial Statements for additional details. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We performed our annual qualitative assessment of the goodwill by reporting unit in our second quarter of fiscal year ended June 30, 2016 and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to our annual impairment test. The next annual evaluation of the goodwill by reporting unit will be performed in the second quarter of the fiscal year ending June 30, 2017.
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
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with the authoritative guidance on accounting for uncertainty in income taxes, we recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.
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
Effects of Recent Accounting Pronouncements
Recently Adopted
In November 2015, the Financial Accounting Standards board (“FASB”) issued an accounting standard update for the presentation of deferred income taxes. Under this new guidance, deferred tax assets and liabilities should be classified as noncurrent in a classified balance sheet. We early adopted this accounting standard update on a prospective basis at the beginning of the fourth quarter of fiscal year ended 2016. Upon adoption, approximately $218 million in net current deferred tax assets were reclassified to noncurrent. No prior periods were retrospectively adjusted.

Updates Not Yet Effective
In May 2014, the FASB issued an accounting standard update regarding revenue from customer contracts to transfer goods and services or non-financial assets unless the contracts are covered by other standards (for example, insurance or lease contracts). Under the new guidance, an entity should recognize revenue in connection with the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an amendment to defer the effective date of the update by one year, with early adoption on the original effective date permitted. With this amendment, the updates are effective for us beginning in the first quarter of our fiscal year ending June 30, 2019, with early adoption permitted beginning in the first quarter of our fiscal year ending June 30, 2018. Subsequent to this amendment, the FASB has issued additional clarifying implementation guidance. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
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
In January 2016, the FASB issued an accounting standard update that changes the accounting for financial instruments primarily related to equity investments (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee), financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The accounting standard update is effective for us beginning in the first quarter of our fiscal year ending 2019, and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
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
In June 2016, the FASB issued an accounting standard update that changes the accounting for recognizing impairments of financial assets. Under the update, credit losses for certain types of financial instruments will be estimated based on expected losses. The update also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The update is effective for us beginning in the first quarter of our fiscal year ending June 30, 2021, with early adoption permitted starting in the first quarter of fiscal year ending 2020. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

EXECUTIVE SUMMARY
KLA-Tencor Corporation is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Our broad portfolio of inspection and metrology products, and related service, software and other offerings primarily supports integrated circuit (“IC” or “chip”) manufacturers throughout the entire semiconductor fabrication process, from research and development to final volume production. We provide leading-edge equipment, software and support that enable IC manufacturers to identify, resolve and manage significant advanced technology manufacturing process challenges and obtain higher finished product yields at lower overall cost. In addition to serving the semiconductor industry, we also provide a range of technology solutions to a number of other high technology industries, including the LED and data storage industries, as well as general materials research.
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
The demand for our products and our revenue levels are driven by our customers’ needs to solve the process challenges that they face as they adopt new technologies required to fabricate advanced ICs that are incorporated into sophisticated mobile devices. The timing for our customers in ordering and taking delivery of process control and yield management equipment is also determined by our customers’ requirements to meet the next generation production ramp schedules, and the timing for capacity expansion to meet end customer demand. During the fiscal year ended June 30, 2016, we experienced strong demand for our products as we released a new generation of inspection products and our foundry customers increased their level of investments in our process control tools. Our earnings will depend not only on our revenue levels, but also on the amount of research and development spending required to meet our customers’ technology roadmaps. We have maintained production volumes and capacity to meet anticipated customer requirements and remain at risk of incurring significant inventory-related and other restructuring charges if business conditions deteriorate. Over the past year, our customers have taken delivery of higher volumes of process control equipment than they did in the previous year. However, any delay or push out by our customers in taking delivery of process control and yield management equipment may cause earnings volatility, due to increases in the risk of inventory related charges as well as timing of revenue recognition due to expiration of credits or volume discounts, which, if not used by a stipulated time frame, will expire.

Proposed Merger with Lam Research
On October 20, 2015, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Lam Research Corporation (“Lam Research”), under which KLA-Tencor will ultimately become a direct or indirect wholly-owned subsidiary of Lam Research. The Merger has been unanimously approved by the boards of directors of both companies. The consummation of the Merger is conditioned on the satisfaction of customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. On February 19, 2016, the Merger Agreement was approved by KLA-Tencor’s stockholders and Lam Research’s stockholders approved the issuance of Lam Research’s common stock in the Merger. Refer also to Note 1 “Description of Business and Summary of Significant Accounting Policies” and Item 1A, “Risk Factors.” For additional details on the transaction, refer to the copy of the Merger Agreement attached as an Exhibit to the Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on October 21, 2015.
The following table sets forth some of our key consolidated financial information for each of our last three fiscal years:

	Year ended June 30,
(Dollar amounts in thousands)	2016	2015	2014
Total revenues	$2,984,493	$2,814,049	$2,929,408
Costs of revenues	$1,163,391	$1,215,229	$1,232,962
Gross margin percentage	61%	57%	58%
Net income	$704,422	$366,158	$582,755
Diluted net income per share	$4.49	$2.24	$3.47

Total revenues during the fiscal year ended June 30, 2016 increased by 6% compared to the fiscal year ended June 30, 2015. Our year over year revenue growth reflected increases from sales of both our inspection and metrology products as our customers continue to invest in process control and services. Increased revenues during the fiscal year ended June 30, 2016 were also driven by the introduction of our new generation of inspection products as well strong demand from our foundry customers and an increase in the number of post-warranty systems installed at our customers’ sites over this time period for our service revenues.
Total revenues during the fiscal year ended June 30, 2015 decreased by 4% compared to the fiscal year ended June 30, 2014. Revenue decreases from sales of both our inspection and metrology products for the fiscal year ended June 30, 2015 reflected our customers’ decline in capital spending for process control equipment, due to shifts in the timing of the new technology ramps and capacity-related expansion plans.
Revenues and Gross Margin

	Year ended June 30,
(Dollar amounts in thousands)	2016	2015	2014	FY16 vs. FY15		FY15 vs. FY14
Revenues:
Product	$2,250,260	$2,125,396	$2,286,437	$124,864	6%	$(161,041)	(7)%
Service	734,233	688,653	642,971	45,580	7%	45,682	7%
Total revenues	$2,984,493	$2,814,049	$2,929,408	$170,444	6%	$(115,359)	(4)%
Costs of revenues	$1,163,391	$1,215,229	$1,232,962	$(51,838)	(4)%	$(17,733)	(1)%
Gross margin percentage	61%	57%	58%	4%		(1)%
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

Product revenues increased by 6% in the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015, primarily due to growth in revenues from our customers in China, Taiwan and Japan, partially offset by lower revenues from our customers in North America, Korea, Rest of Asia and Europe & Israel. The year over year increase in our product revenues were primarily driven by strong demand for our inspection and metrology products, the introduction of our new generation of inspection products and the expansion of semiconductor investments in Asia, particularly in China and Taiwan from our foundry customers.
Product revenues decreased by 7% in the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014, primarily as a result of lower revenues from our customers in Taiwan, China and the rest of Asia, Europe and Israel, partially offset by higher revenues from our customers in North America, Korea and Japan. The decline in revenues was impacted by the timing of development and new technology ramps of our customers as well as the lower shipments of our products, particularly to our foundry customers in Taiwan, due to timing of capacity-related expansion plans.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of our service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues increased sequentially over the fiscal years ended June 30, 2014, 2015 and 2016, primarily as a result of an increase over time in the number of post-warranty systems installed at our customers’ sites over that time period.
Revenues - Top Customers
The following customers each accounted for more than 10% of our total revenues for the indicated periods:

Year ended June 30,
2016	2015	2014
Micron Technology, Inc.	Intel Corporation	Intel Corporation
Taiwan Semiconductor Manufacturing Company Limited	Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.
	Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
Revenues by region
Revenues by region for the periods indicated were as follows:

	Year ended June 30,
(Dollar amounts in thousands)	2016		2015		2014
Taiwan	$894,557	30%	$691,482	25%	$741,470	25%
North America	521,335	18%	815,914	29%	705,159	24%
Japan	444,216	15%	426,963	15%	334,653	11%
China	430,074	14%	162,669	6%	260,089	9%
Korea	367,905	12%	405,320	14%	371,139	13%
Europe & Israel	167,936	6%	194,670	7%	306,779	11%
Rest of Asia	158,470	5%	117,031	4%	210,119	7%
Total	$2,984,493	100%	$2,814,049	100%	$2,929,408	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

Gross Margin Percentage
Fiscal year ended June 30, 2014	57.9%
Revenue volume of products and services	(1.1)%
Mix of products and services sold	0.3%
Manufacturing labor, overhead and efficiencies	(0.6)%
Other service and manufacturing costs	0.3%
Fiscal year ended June 30, 2015	56.8%
Revenue volume of products and services	0.4%
Mix of products and services sold	2.6%
Manufacturing labor, overhead and efficiencies	0.7%
Other service and manufacturing costs	0.5%
Fiscal year ended June 30, 2016	61.0%
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
Our gross margin increased to 61.0% during the fiscal year ended June 30, 2016 from 56.8% during the fiscal year ended June 30, 2015, primarily due to a favorable mix of products and services sold, an increase in manufacturing efficiencies driven by lower warranty costs as well as a decrease in severance-related expenses, and higher revenue volume of products and service.
Our gross margin decreased to 56.8% during the fiscal year ended June 30, 2015 from 57.9% during the fiscal year ended June 30, 2014, primarily due to lower volume of products and services, as well as a reduction in manufacturing efficiencies driven by lower manufacturing output and severance-related expenses, a substantial amount of which is related to our global workforce reduction plan that we announced in the fourth quarter of the fiscal year ended June 30, 2015, refer to Note 14, “Restructuring Charges” for additional details. The above decreases were partially offset by a favorable mix of products and services sold and efficiencies derived from other service and manufacturing costs.
Research and Development (“R&D”)

	Year ended June 30,
(Dollar amounts in thousands)	2016	2015	2014	FY16 vs. FY15		FY15 vs. FY14
R&D expenses	$481,258	$530,616	$539,469	$(49,358)	(9)%	$(8,853)	(2)%
R&D expenses as a percentage of total revenues	16%	19%	18%	(3)%		1%
R&D expenses may fluctuate with product development phases and project timing as well as our focused R&D efforts that are aligned with our overall business strategy. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs, and other expenses.

R&D expenses during the fiscal year ended June 30, 2016 were lower compared to the fiscal year ended June 30, 2015, primarily due to a decrease in employee related expenses, including severance-related expenses of $33.9 million as a result of the reduced headcount from our global workforce reduction that we initiated during the three months ended June 30, 2015, partially offset by an increase in variable compensation of $10.6 million. Additionally, there was a decrease in engineering materials and supplies expenses of $21.0 million and an increase in the benefit to R&D expense from external funding of $5.4 million.
R&D expenses during the fiscal year ended June 30, 2015 were lower compared to the fiscal year ended June 30, 2014, primarily due to a decrease in engineering materials and consulting costs of $19.8 million associated with the completion of major platform developments, a decrease in depreciation expense of $2.1 million and a decrease in travel expenses of $1.2 million. This was partially offset by an increase in employee-related expenses of $10.6 million mainly as a result of our severance-related expenses, a substantial amount of which is related to our global workforce reduction plan that we announced in the fourth quarter of the fiscal year ended June 30, 2015, refer to Note 14, “Restructuring Charges” for additional details. In addition, the decrease was partially offset by a $6.3 million reduction in external funding used to offset the cost of R&D activities.
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
Selling, General and Administrative (“SG&A”)

	Year ended June 30,
(Dollar amounts in thousands)	2016	2015	2014	FY16 vs. FY15		FY15 vs. FY14
SG&A expenses	$379,399	$406,864	$384,907	$(27,465)	(7)%	$21,957	6%
SG&A expenses as a percentage of total revenues	13%	14%	13%	(1)%		1%
SG&A expenses during the fiscal year ended June 30, 2016 were lower compared to the fiscal year ended June 30, 2015, primarily due to a decrease in employee-related expenses, including severance-related expenses, of $28.0 million as a result of the reduced headcount from our global workforce reduction that we initiated during the three months ended June 30, 2015 partially offset by an increase in variable compensation of $16.4 million, a decrease in cost of support for sales evaluation of $8.6 million, a decrease in contributions to support our corporate social responsibility program of $7.0 million and a decrease in travel-related expenses of $4.7 million. The decreases above were partially offset by an increase in our merger-related expenses of $15.6 million pertaining to the pending Merger with Lam Research, principally for financial advisory services including the fairness opinion fees, employee-related expenses and legal fees during the fiscal year ended June 30, 2016.
SG&A expenses during the fiscal year ended June 30, 2015 were higher compared to the fiscal year ended June 30, 2014, primarily due to an increase in employee-related expenses of $8.3 million mainly as a result of severance-related expenses, a substantial amount of which is related to our global workforce reduction plan that we announced in the fourth quarter of the fiscal year ended June 30, 2015 (refer to Note 14, “Restructuring Charges” for additional details), an increase in cost of support for sales evaluation of $6.5 million, an increase in certain expenses of $2.5 million as a result of our one-time leveraged recapitalization expense that was completed in the three months ended December 31, 2014, a payment related to a contractual settlement for $2.0 million, an increase due to the impairment charge recorded for certain long-lived assets of $1.7 million and an increase in legal fees of $1.6 million. In addition, during the three months ended December 31, 2013, SG&A expenses were favorably impacted by our receipt of $1.1 million in proceeds from a class action settlement, as well as our recovery of $1.1 million in receivables that had previously been classified as a bad debt expense during the three months ended December 31, 2013, both of which resulted in a decrease of our SG&A expense for the fiscal year ended June 30, 2014. The increases described above were partially offset by a decrease in travel related expenses of $4.3 million and a decrease in marketing-related expenses of $1.9 million.

Restructuring Charges
During the fourth quarter of the fiscal year ended 2015, we announced a plan to reduce our global employee workforce to streamline our organization and business processes in response to changing customer requirements in its industry. The goals of this reduction were to enable continued innovation, direct our resources toward its best opportunities and lower our ongoing expense run rate. We substantially completed our global workforce reduction during the fiscal year ended June 30, 2016 and recorded an $8.9 million net restructuring charge, of which $3.6 million was recorded to costs of revenues, $1.6 million to research and development expense and $3.7 million to selling, general and administrative expense. During the fiscal year ended June 30, 2015, we recorded a $31.6 million net restructuring charge, of which $8.0 million was recorded to costs of revenues, $11.1 million to research and development expense and $12.5 million to selling, general and administrative expense. Refer to Note 14, “Restructuring Charges” for additional details.
The following table shows the activity primarily related to accrual for severance and benefits for the fiscal years ended June 30, 2016 and 2015:

	Year ended June 30,
(In thousands)	2016	2015
Beginning balance	$24,887	$2,329
Restructuring costs	8,926	31,569
Adjustments	(142)	1,177
Cash payments	(33,084)	(10,188)
Ending balance	$587	$24,887
The remaining accrual for severance and benefits as of June 30, 2016 is expected to be paid out by the end of our quarter ending December 31, 2016.
Interest Expense and Other Expense (Income), Net

	Year ended June 30,
(Dollar amounts in thousands)	2016	2015	2014
Interest expense	$122,887	$106,009	$53,812
Other expense (income), net	$(20,634)	$(10,469)	$(16,203)
Interest expense as a percentage of total revenues	4%	4%	2%
Other expense (income), net as a percentage of total revenues	1%	—%	1%
The increase in interest expense during the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015 was primarily attributable to the $2.50 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”), the $750.0 million unsecured prepayable term loans and the $500.0 million unfunded revolving credit facility which were executed during the three months ended December 31, 2014 and which were not outstanding for the entire fiscal year ended June 30, 2015. In addition, the $750.0 million of 2018 Senior Notes were redeemed during the three months ended December 31, 2014.
The increase in interest expense during the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014 was primarily attributable to the issuance of $2.50 billion aggregate principal amount of senior, unsecured long-term notes and entry into the $750.0 million unsecured prepayable term loan facility during the three months ended December 31, 2014, as compared to $750.0 million of 2018 Senior Notes for the fiscal year ended June 30, 2014.
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
The increase in other expense (income), net during the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015 was primarily due to reduction of interest and penalty accruals related to uncertain tax positions of $5.5 million and an increase of $4.5 million for gain on the sale of equity investments in privately-held companies net of impairment charges.

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
Loss on extinguishment of debt and other, net
For the fiscal year ended June 30, 2015, loss on extinguishment of debt and other, net, reflected a pre-tax net loss of $131.7 million associated with the redemption of our $750.0 million of 2018 Senior Notes during the three months ended December 31, 2014. Included in the loss on extinguishment of debt and other, net is the $1.2 million gain on the non-designated forward contract that was entered into by us in anticipation of the redemption of the 2018 Senior Notes, which were redeemed during the three months ended December 31, 2014. Refer to “Note 6, Debt” and “Note 15, Derivative Instruments and Hedging Activities” for further details. We had no loss on extinguishment of debt and other, net, in the fiscal years ended June 30, 2016 and 2014.
Provision for Income Taxes
The following table provides details of income taxes:

	Year ended June 30,
(Dollar amounts in thousands)	2016	2015	2014
Income before income taxes	$858,192	$434,131	$734,461
Provision for income taxes	$153,770	$67,973	$151,706
Effective tax rate	17.9%	15.7%	20.7%
The provision for income taxes differs from the statutory U.S. federal rate primarily due to foreign income with lower tax rates, tax credits, and other domestic incentives.
Tax expense as a percentage of income during the fiscal year ended June 30, 2016 was 17.9% compared to 15.7% for the fiscal year ended June 30, 2015. Tax expense as a percentage of income increased primarily due to an increase in the percentage of income earned in the U.S. compared to income earned outside the U.S. in jurisdictions with lower tax rates. During the fiscal year ended June 30, 2015, the loss on extinguishment of debt decreased income earned in the U.S.
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

Liquidity and Capital Resources

	As of June 30,
(Dollar amounts in thousands)	2016	2015	2014
Cash and cash equivalents	$1,108,488	$838,025	$630,861
Marketable securities	1,382,806	1,549,086	2,521,776
Total cash, cash equivalents and marketable securities	$2,491,294	$2,387,111	$3,152,637
Percentage of total assets	50%	49%	57%

	Year ended June 30,
(In thousands)	2016	2015	2014
Cash flows:
Net cash provided by operating activities	$759,696	$605,906	$778,886
Net cash provided by (used in) investing activities	144,687	918,221	(676,109)
Net cash used in financing activities	(636,702)	(1,302,972)	(458,887)
Effect of exchange rate changes on cash and cash equivalents	2,782	(13,991)	1,581
Net increase (decrease) in cash and cash equivalents	$270,463	$207,164	$(354,529)
Cash and Cash Equivalents and Marketable Securities:
As of June 30, 2016, our cash, cash equivalents and marketable securities totaled $2.49 billion, which is an increase of $104.2 million from June 30, 2015. The increase is primarily attributable to our cash generated from operations and our net proceeds from investing activities, partially offset by the payment of regular quarterly cash dividends and a special cash dividend with respect to fully vested restricted stock units with dividend equivalent rights aggregating to $346.3 million, payment for stock repurchases of $181.7 million and payment of term loans of $135.0 million. As of June 30, 2016, $1.73 billion of our $2.49 billion of cash, cash equivalents, and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $1.57 billion of the cash held by our foreign subsidiaries and branch offices. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $157.3 million of the $1.73 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends and Special Cash Dividend:
The total amount of regular quarterly cash dividends paid during the fiscal years ended June 30, 2016, 2015 and 2014 was $324.5 million, 324.8 million and $298.9 million, respectively. The increase in the amount of regular quarterly cash dividends paid during the fiscal year ended June 30, 2016 reflected the increase in the level of our regular quarterly cash dividend from $0.50 to $0.52 per share that was instituted during the three months ended September 30, 2015. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights was $2.7 million and $0.9 million as of June 30, 2016 and 2015, respectively. We did not have accrued dividends payable as of June 30, 2014. These amounts will be paid upon vesting of the underlying unvested restricted stock units as described in Note 7, “Equity and Long-term Incentive Compensation Plans.”

On November 19, 2014, we declared a special cash dividend of $16.50 per share on our outstanding common stock which was paid on December 9, 2014 to our stockholders of record as of the close of business on December 1, 2014. Additionally, in connection with the special cash dividend, our Board of Directors and our Compensation Committee of our Board of Directors approved a proportionate and equitable adjustment to outstanding equity awards (restricted stock units and stock options) under the 2004 Equity Incentive Plan (the “2004 Plan”), as required by the 2004 Plan, subject to the vesting requirements of the underlying awards. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. The declaration and payment of the special cash dividend was part of our leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 6, “Debt” that was completed during the three months ended December 31, 2014. The total amount of the special cash dividend accrued by the Company during the three months ended December 31, 2014 was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of June 30, 2016 and 2015, we have $16.9 million and $41.1 million, respectively, of accrued dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest as described in detail in Note 7, “Equity and Long-term Incentive Compensation Plans.” We paid a special cash dividend with respect to vested restricted stock units during the fiscal years ended June 30, 2016 and 2015 of $21.8 million and $1.8 million, respectively. We did not declare any special cash dividend in the fiscal years ended June 30, 2016 and 2014. Other than the special cash dividend declared during the three months ended December 31, 2014, we historically have not declared any special cash dividends.
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
Fiscal Year 2016 Compared to Fiscal Year 2015
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the fiscal year ended June 30, 2016 increased compared to the fiscal year ended June 30, 2015, from $605.9 million to $759.7 million primarily as a result of the following key factors:

•	An increase in collections of approximately $294.0 million mostly due to higher shipments during the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015;

•	A decrease in payroll and employee-related payments of approximately $34.0 million during the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015; partially offset by

•	An increase in vendor payments of approximately $65.0 million during the fiscal year ended June 30, 2016 mainly due to higher inventory purchases compared to the fiscal year ended June 30, 2015;

•
A net increase of realized foreign exchange hedge losses of approximately $48.0 million during the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015, mainly due to the substantial foreign exchange fluctuations in Japanese Yen during these periods;

•
An increase in debt interest payments of approximately $27.0 million during the fiscal year ended June 30, 2016 due to higher average outstanding debt balances compared to the fiscal year ended June 30, 2015;

•	An increase in income tax and other tax payments net of tax refunds of approximately $22.0 million during the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015; and

•	An increase in cash LTI payments of approximately $13.0 million during the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015.
Cash Flows from Investing Activities:
Net cash provided by investing activities during the fiscal year ended June 30, 2016 decreased to $144.7 million compared to the fiscal year ended June 30, 2015 from net cash provided in investing activities of $918.2 million, primarily as a result of our strategic decision to liquidate certain marketable securities in our investment portfolio to fund our working capital requirements during the fiscal year ended June 30, 2015, partially offset by approximately $14.0 million lower capital expenditures during the fiscal year ended June 30, 2016, as compared to the fiscal year ended June 30, 2015.

Cash Flows from Financing Activities:
Net cash used in financing activities during the fiscal year ended June 30, 2016 decreased compared to the fiscal year ended June 30, 2015, from $1.30 billion to $636.7 million, primarily as a result of the following key factors:

•	A decrease in payment of dividends to stockholders of $2.70 billion, primarily from the payment of special cash dividend during the fiscal year ended June 30, 2015;

•	A decrease in repayment of debt of approximately $781.0 million mainly as a result of the redemption of the 2018 Senior Notes during the fiscal year ended June 30, 2015;

•
A decrease in common stock repurchases of $421.0 million during the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015. In connection with entering into the Merger Agreement, we suspended further repurchases under our repurchase program effective October 21, 2015; partially offset by

•	Net proceeds of $3.22 billion from the issuance of Senior Notes and the term loans during the fiscal year ended June 30, 2015.
Fiscal Year 2015 Compared to Fiscal Year 2014
Cash Flows from Operating Activities:
Net cash provided by operating activities during the fiscal year ended June 30, 2015 decreased compared to the fiscal year ended June 30, 2014, from $778.9 million to $605.9 million primarily as a result of the following key factors:

•	A decrease of cash collections by approximately $270.0 million during the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014,

•	An increase of debt-related interest payments of approximately $40.0 million during the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014,

•
An increase in payments of approximately $15.0 million upon vesting of cash-based long-term incentive (“Cash LTI”) awards during the fiscal year ended June 30, 2015 under our Cash LTI employee compensation plan, compared to the fiscal year ended June 30, 2014,

•	An increase in payroll payments of approximately $15.0 million during the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014, partially offset by

•	A decrease in accounts payable payments of approximately $143.0 million during the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014, and

•	A decrease in income tax and other tax payments net of tax refunds of approximately $30.0 million during the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014.
Cash Flows from Investing Activities:
Net cash provided by investing activities during the fiscal year ended June 30, 2015 increased to $918.2 million compared to the fiscal year ended June 30, 2014 from net cash used in investing activities of $676.1 million, primarily as a result of an increase in the proceeds from sale of available-for-sale and trading securities, net of sales and maturities, of approximately $964.0 million during the fiscal year ended June 30, 2015, compared to the purchases of available-for-sale and trading securities, net of sales and maturities, of approximately $593.0 million during fiscal year ended June 30, 2014. In addition, we acquired a privately-held company for a total purchase consideration of $18.0 million in cash during the fiscal year ended June 30, 2014.
Cash Flows from Financing Activities:
Net cash used in financing activities during the fiscal year ended June 30, 2015 increased compared to the fiscal year ended June 30, 2014, from $458.9 million to $1.30 billion, primarily as a result of the following key factors:

•
An increase in dividend payments of $2.74 billion during the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014, reflecting the payments for the special cash dividend during the fiscal year ended June 30, 2015 and an increase in our quarterly dividend payout amount from $0.45 to $0.50 per share that was instituted during the three months ended September 30, 2014,

•
Payments for redemption of the 2018 Senior Notes and payments for the term loans, including prepayment for the principal amount for the term loans, aggregating to $916.0 million during the fiscal year ended June 30, 2015, whereas no such payments were made during the fiscal year ended June 20, 2014,

•	An increase in common stock repurchases of $362.0 million during the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014 and

•	A decrease in proceeds from the exercise of stock options of $65.0 million during the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014, partially offset by

•	Net proceeds of $3.22 billion from issuance of Senior Notes and the term loans during the fiscal year ended June 30, 2015.
Senior Notes:
In November 2014, we issued $2.50 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”). We issued the Senior Notes as part of the leveraged recapitalization plan under which the proceeds from the Senior Notes in conjunction with the proceeds from the term loans (described below) and cash on hand were used (x) to fund a special cash dividend of $16.50 per share, aggregating to approximately $2.76 billion, (y) to redeem $750.0 million of 2018 Senior Notes, including associated redemption premiums, accrued interest and other fees and expenses and (z) for other general corporate purposes, including repurchases of shares pursuant to our stock repurchase program. The interest rate specified for each series of the Senior Notes will be subject to adjustments from time to time if Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) or, under certain circumstances, a substitute rating agency selected by us as a replacement for Moody’s or S&P, as the case may be (a “Substitute Rating Agency”), downgrades (or subsequently upgrades) its rating assigned to the respective series of Senior Notes such that the adjusted rating is below investment grade. If the adjusted rating of any series of Senior Notes from Moody’s (or, if applicable, any Substitute Rating Agency) is decreased to Ba1, Ba2, Ba3 or B1 or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively (“bps” refers to Basis Points and 1% is equal to 100 bps). If the rating of any series of Senior Notes from S&P (or, if applicable, any Substitute Rating Agency) with respect to such series of Senior Notes is decreased to BB+, BB, BB- or B+ or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively. The interest rates on any series of Senior Notes will permanently cease to be subject to any adjustment (notwithstanding any subsequent decrease in the ratings by any of Moody’s, S&P and, if applicable, any Substitute Rating Agency) if such series of Senior Notes becomes rated “Baa1” (or its equivalent) or higher by Moody’s (or, if applicable, any Substitute Rating Agency) and “BBB+” (or its equivalent) or higher by S&P (or, if applicable, any Substitute Rating Agency), or one of those ratings if rated by only one of Moody’s, S&P and, if applicable, any Substitute Rating Agency, in each case with a stable or positive outlook. In October 2014, we entered into a series of forward contracts to lock the 10-year treasury rate (“benchmark rate”) on a portion of the Senior Notes with a notional amount of $1.00 billion in aggregate. For additional details, refer to Note 15, “Derivative Instruments and Hedging Activities.”
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit our ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of June 30, 2016, we were in compliance with all of the covenants under the Indenture associated with the Senior Notes.
Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, we entered into $750.0 million of five-year senior unsecured prepayable term loans and a $500.0 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement. The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades by Moody’s and S&P. The spread ranges from 100 bps to 175 bps based on the Company’s then effective credit rating. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). We may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty. During the fiscal year ended June 30, 2016, we made term loan principal payments of $135.0 million.

Future principal payments for the term loans (without giving effect to $117.5 million of principal prepayments made as of June 30, 2016 that shall be applied to the future scheduled quarterly payments) as of June 30, 2016, are as follows:

Fiscal Quarters Ending	Quarterly Payment (in thousands)
September 30, 2016 through December 31, 2016	$9,375
March 31, 2017 through December 31, 2017	$14,063
March 31, 2018 through September 30, 2019	$18,750
December 31, 2019	$487,500
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

Fiscal Quarters Ending	Maximum Leverage Ratio
June 30, 2016 through September 30, 2016	3.75:1.00
December 31, 2016 and March 31, 2017	3.50:1.00
Thereafter	3.00:1.00
We were in compliance with the financial covenants under the Credit Agreement as of June 30, 2016 (the interest expense coverage ratio was 9.12 to 1.00 and the leverage ratio was 2.75 to 1.00) and had no outstanding borrowings under the unfunded revolving credit facility. Considering our current liquidity position, short-term financial forecasts and ability to prepay the term loans, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our first quarter of fiscal year ending June 30, 2017.
Debt Redemption:
In December 2014, we redeemed the $750.0 million aggregate principal amount of 2018 Senior Notes. The redemption resulted in a pre-tax net loss on extinguishment of debt of $131.7 million for the three months ended December 31, 2014, after an offset of a $1.2 million of gain upon the termination of the non-designated forward contract described below.
In addition, in November 2014, we entered into a non-designated forward contract to lock the treasury rate to be used for determining the redemption amount as part of our plan to redeem the existing 2018 Senior Notes. The notional amount of the non-designated forward contract was $750.0 million. For additional details, refer to Note 15, “Derivative Instruments and Hedging Activities.”
Merger-related Commitment and Fees:
We have an agreement with a financial advisor in relation to the pending Merger with Lam Research. We agreed to pay a fee of approximately $58.0 million, $0.1 million of which was paid upon the execution of the engagement letter and $5.0 million of which was paid upon delivery of the fairness opinion, and the remaining portion of which will be paid upon, and subject to, consummation of the Merger (provided that the final actual fee will be, in part, based on an average of the closing prices of Lam Research common stock over ten trading days approaching the closing of the Merger). During the fiscal year ended June 30, 2016, $5.1 million of the above fees were recorded in selling, general and administrative line of the consolidated statements of operations. In addition, the Merger Agreement contains certain termination rights for us and further provides that we may be required to pay a termination fee of $290.0 million to Lam Research under certain circumstances.

Contractual Obligations
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2016:

	Fiscal year ending June 30,
(In thousands)	Total	2017	2018	2019	2020	2021	2022 and thereafter	Others
Debt obligations(1)	$3,076,250	$—	$250,000	$70,000	$756,250	$—	$2,000,000	$—
Interest payment associated with all debt obligations(2)	946,076	119,053	116,084	112,650	100,976	92,875	404,438	—
Purchase commitments(3)	292,937	290,576	2,100	97	—	164	—	—
Income taxes payable(4)	54,030	—	—	—	—	—	—	54,030
Operating leases	17,058	8,026	5,006	2,363	1,613	25	25	—
Cash long-term incentive program(5)	121,447	47,942	37,085	24,908	11,512	—	—	—
Pension obligations(6)	22,086	1,301	1,487	1,536	1,452	1,664	14,646	—
Executive Deferred Savings Plan(7)	162,289	—	—	—	—	—	—	162,289
Other(8)	43,406	8,917	30,520	3,576	393	—	—	—
Total contractual cash obligations	$4,735,579	$475,815	$442,282	$215,130	$872,196	$94,728	$2,419,109	$216,319
__________________

(1)
In November 2014, we issued $750.0 million aggregate principal amount of term loans due in fiscal year 2020 (outstanding balance of $576.3 million as of June 30, 2016) and $2.50 billion aggregate principal amount of Senior Notes due from fiscal year 2018 to fiscal year 2035. During our fiscal year ended June 30, 2016, we made term loan principal payments of $135.0 million.

(2)
The interest payments associated with the Senior Notes obligations included in the table above are based on the principal amount multiplied by the applicable coupon rate for each series of Senior Notes. Our future interest payments are subject to change if our then effective credit rating is below investment grade as discussed above. The interest payments under the term loans are payable on the borrowed amounts at the LIBOR plus 125 bps. As of June 30, 2016, we utilized the existing interest rates to project our estimated term loans interest payments for the next five years. The interest payment under the revolving credit facility for the undrawn balance is payable at 15 bps as a commitment fee based on the daily undrawn balance and we utilized the existing rate for the projected interest payments included in the table above. Our future interest payments for the term loans and the revolving credit facility are subject to change due to future fluctuations in the LIBOR rates as well as any upgrades or downgrades to our then effective credit rating.

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

(5)	Represents the amount committed under our cash long-term incentive program. The expected payment after estimated forfeitures is approximately $97.9 million.

(6)
Represents an estimate of expected benefit payments up to fiscal year 2026 that was actuarially determined and excludes the minimum cash required to contribute to the plan. As of June 30, 2016, our defined pension plans do not have material required minimum cash contribution obligations.

(7)
Represents the amount committed under our non-qualified executive deferred compensation plan. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to the uncertainties in the timing around participant’s separation and any potential changes that participants may decide to make to the previous distribution elections.

(8)
Includes $23.8 million of employee-related retention commitments which are estimated to be paid over the stipulated period in connection with the pending Merger with Lam Research as well as the amount committed for accrued dividends payable of $19.6 million, substantially all of which are for the special cash dividend for the unvested restricted stock units as of the dividend record date as well as restricted stock units granted with dividend equivalent rights. For additional details, refer to Note 7, “Equity and Long-term Incentive Compensation Plans”.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Year ended June 30,
(In thousands)	2016	2015	2014
Receivables sold under factoring agreements	$205,790	$137,285	$116,292
Proceeds from sales of LCs	$21,904	$6,920	$8,323
 Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $22.1 million, of which $18.7 million had been issued as of June 30, 2016, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.
We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $292.9 million as of June 30, 2016 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
We provide standard warranty coverage on our systems for 40 hours per week for 12 months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited historical product performance to estimate warranty expense; our warranty charge estimates for more mature products with longer product performance histories tend to be more stable. Non-standard warranty coverage generally includes services incremental to the standard 40-hours per week coverage for 12 months. See Note 12, “Commitments and Contingencies” to the Consolidated Financial Statements for additional details.

Working Capital:
Working capital was $2.87 billion as of June 30, 2016, which was a decrease of $37.2 million compared to our working capital as of June 30, 2015. As of June 30, 2016, our principal sources of liquidity consisted of $2.49 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $500 million unfunded revolving credit facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings and outlooks as of June 30, 2016 are summarized below:

Rating Agency	Rating	Outlook
Fitch	BBB-	Stable
Moody’s	Baa2	Stable
Standard & Poor’s	BBB	Stable
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position and changes in our business strategy.
Off-Balance Sheet Arrangements
Under our foreign currency risk management strategy, we utilize derivative instruments to protect our earnings and cash flows from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program, which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 15, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for additional details). Our outstanding hedge contracts, with maximum remaining maturities of approximately seven months and 16 months as of June 30, 2016 and 2015, respectively, were as follows:

	As of June 30,
(In thousands)	2016	2015
Cash flow hedge contracts
Purchase	$7,591	$32,775
Sell	$91,793	$88,800
Other foreign currency hedge contracts
Purchase	$122,275	$64,012
Sell	$115,087	$123,091

In October 2014, in anticipation of the issuance of the Senior Notes, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. We designated each of the Rate Lock Agreements as a qualifying hedging instrument and accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. For the fiscal years ended June 30, 2016 and 2015, we recognized $0.8 million and $0.5 million, respectively, for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of June 30, 2016, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $6.3 million. The cash proceeds of $7.5 million from the settlement of the Rate Lock Agreements were included in the cash flows from operating activities in the consolidated statements of cash flows for the fiscal year ended June 30, 2015 because the designated hedged item was classified as interest expense in the cash flows from operating activities in the consolidated statements of cash flows.
In addition, in November 2014, we entered into a non-designated forward contract to lock the treasury rate used to determine the redemption amount of the 2018 Senior Notes that occurred during the three months ended December 31, 2014. The objective of the forward contract was to hedge the risk associated with the variability of the redemption amount due to changes in interest rates through the redemption of the existing 2018 Senior Notes. The forward contract had a notional amount of $750.0 million. The forward contract was terminated in December 2014 and the resulting fair value of $1.2 million was included in the loss on extinguishment of debt and other, net line in the consolidated statements of operations, partially offsetting the loss on redemption of the debt during the three months ended December 31, 2014. The cash proceeds from the forward contract were included in the cash flows from financing activities in the consolidated statements of cash flows for the fiscal year ended June 30, 2015, partially offsetting the cash outflows for the redemption of the 2018 Senior Notes.
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of June 30, 2016. Actual results may differ materially.
As of June 30, 2016, we had an investment portfolio of fixed income securities of $1.48 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of June 30, 2016, the fair value of the portfolio would have declined by $16.5 million.
In November 2014, we issued $2.50 billion aggregate principal amount of fixed rate senior, unsecured long-term notes (collectively referred to as “Senior Notes”) due in various fiscal years ranging from 2018 to 2035. The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of June 30, 2016, the fair value and the book value of our Senior Notes were $2.68 billion and $2.50 billion, respectively. Additionally, the interest expense for the Senior Notes is subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. Following a rating change below investment grade, the stated interest rate for each series of Senior Notes may increase between 25 bps to 100 bps based on the adjusted credit rating. Refer to Note 6, “Debt” to the Consolidated Financial Statements in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part II, Item 7 for additional details. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy. As of June 30, 2016, if our credit rating was downgraded below investment grade by Moody’s and S&P, the maximum potential increase to our annual interest expense on the Senior Notes, considering a 200 bps increase to the stated interest rate for each series of our Senior Notes, is estimated to be approximately $53.4 million.

In November 2014, we entered into $750 million aggregate principal amount of floating rate senior, unsecured prepayable term loans due in 2019 and a $500 million unfunded revolving credit facility. The interest rates for the term loans are based on LIBOR plus a fixed spread and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the adjusted credit rating. The fair value of the term loans is subject to interest rate risk only to the extent of the fixed spread portion of the interest rates which does not fluctuate with change in interest rates. As of June 30, 2016, the difference between book value and fair value of our term loans was immaterial. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the unfunded revolving credit facility which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. As of June 30, 2016, if LIBOR-based interest rates increased by 100 bps, the change would increase our annual interest expense annually by approximately $5.2 million as it relates to our borrowings under the term loans. Additionally, as of June 30, 2016, if our credit rating was downgraded to be below investment grade, the maximum potential increase to our annual interest expense for the term loans and the revolving credit facility, using the highest range of the ranges discussed above, is estimated to be approximately $3.4 million.
See Note 4, “Marketable Securities” to the Consolidated Financial Statements in Part II, Item 8; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part II, Item 7; and Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K for a description of recent market events that may affect the value of the investments in our portfolio that we held as of June 30, 2016.
As of June 30, 2016, we had net forward and option contracts to sell $77.0 million in foreign currency in order to hedge certain currency exposures (see Note 15, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for additional details). If we had entered into these contracts on June 30, 2016, the U.S. dollar equivalent would have been $87.6 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $21.1 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLA-TENCOR CORPORATION
Consolidated Balance Sheets

	As of June 30,
(In thousands, except par value)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,108,488	$838,025
Marketable securities	1,382,806	1,549,086
Accounts receivable, net	613,233	585,494
Inventories	698,635	617,904
Deferred income taxes	—	236,253
Other current assets	64,870	77,814
Total current assets	3,868,032	3,904,576
Land, property and equipment, net	278,014	314,591
Goodwill	335,177	335,263
Deferred income taxes, non-current	302,219	78,648
Purchased intangibles, net	4,331	11,895
Other non-current assets	174,659	181,039
Total assets	$4,962,432	$4,826,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,517	$103,342
Deferred system profit	174,551	148,691
Unearned revenue	59,147	71,335
Current portion of long-term debt	—	16,981
Other current liabilities	662,208	661,414
Total current liabilities	1,002,423	1,001,763
Non-current liabilities:
Long-term debt	3,057,936	3,173,435
Unearned revenue	56,336	47,145
Other non-current liabilities	156,623	182,230
Total liabilities	4,273,318	4,404,573
Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 260,619 and 259,007 shares issued, 155,955 and 157,851 shares outstanding, as of June 30, 2016 and June 30, 2015, respectively	156	158
Capital in excess of par value	452,818	474,216
Retained earnings (accumulated deficit)	284,825	(12,362)
Accumulated other comprehensive income (loss)	(48,685)	(40,573)
Total stockholders’ equity	689,114	421,439
Total liabilities and stockholders’ equity	$4,962,432	$4,826,012
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Operations

	Year ended June 30,
(In thousands, except per share amounts)	2016	2015	2014
Revenues:
Product	$2,250,260	$2,125,396	$2,286,437
Service	734,233	688,653	642,971
Total revenues	2,984,493	2,814,049	2,929,408
Costs and expenses:
Costs of revenues	1,163,391	1,215,229	1,232,962
Research and development	481,258	530,616	539,469
Selling, general and administrative	379,399	406,864	384,907
Loss on extinguishment of debt and other, net	—	131,669	—
Interest expense	122,887	106,009	53,812
Other expense (income), net	(20,634)	(10,469)	(16,203)
Income before income taxes	858,192	434,131	734,461
Provision for income taxes	153,770	67,973	151,706
Net income	$704,422	$366,158	$582,755
Net income per share:
Basic	$4.52	$2.26	$3.51
Diluted	$4.49	$2.24	$3.47
Cash dividends declared per share (including a special cash dividend of $16.50 per share declared during the three months ended December 31, 2014)	$2.08	$18.50	$1.80
Weighted-average number of shares:
Basic	155,869	162,282	166,016
Diluted	156,779	163,701	168,118

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Comprehensive Income

	Year ended June 30,
(In thousands)	2016	2015	2014
Net income	$704,422	$366,158	$582,755
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	(3,898)	(20,740)	6,428
Change in income tax benefit or expense	1,399	8,086	(1,232)
Net change related to currency translation adjustments	(2,499)	(12,654)	5,196
Cash flow hedges:
Change in net unrealized gains or losses	(9,622)	13,745	1,641
Reclassification adjustments for net gains or losses included in net income	3,722	(6,615)	(4,145)
Change in income tax benefit or expense	2,122	(2,565)	898
Net change related to cash flow hedges	(3,778)	4,565	(1,606)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	(4,552)	(147)	(617)
Available-for-sale securities:
Change in net unrealized gains or losses	3,549	(1,069)	7,212
Reclassification adjustments for net gains or losses included in net income	(312)	(2,119)	(2,084)
Change in income tax benefit or expense	(520)	1,122	(1,726)
Net change related to available-for-sale securities	2,717	(2,066)	3,402
Other comprehensive income (loss)	(8,112)	(10,302)	6,375
Total comprehensive income	$696,310	$355,856	$589,130
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2013	165,435	$1,159,565	$2,359,233	$(36,646)	$3,482,152
Net income	—	—	582,755	—	582,755
Other comprehensive income	—	—	—	6,375	6,375
Net issuance under employee stock plans	3,848	60,320	—	—	60,320
Repurchase of common stock	(3,835)	(76,839)	(164,004)	—	(240,843)
Cash dividends declared ($1.80 per share)	—	—	(298,871)	—	(298,871)
Stock-based compensation expense	—	60,940	—	—	60,940
Tax benefit for equity awards	—	16,518	—	—	16,518
Balances as of June 30, 2014	165,448	1,220,504	2,479,113	(30,271)	3,669,346
Net income	—	—	366,158	—	366,158
Other comprehensive loss	—	—	—	(10,302)	(10,302)
Net issuance under employee stock plans	1,658	16,186	—	—	16,186
Repurchase of common stock	(9,255)	(26,891)	(581,965)	—	(608,856)
Cash dividends ($18.50 per share including a special cash dividend of $16.50 per share declared during the three months ended December 31, 2014) and dividend equivalents declared	—	(807,391)	(2,275,668)	—	(3,083,059)
Stock-based compensation expense	—	55,302	—	—	55,302
Tax benefit for equity awards	—	16,664	—	—	16,664
Balances as of June 30, 2015	157,851	474,374	(12,362)	(40,573)	421,439
Net income	—	—	704,422	—	704,422
Other comprehensive loss	—	—	—	(8,112)	(8,112)
Net issuance under employee stock plans	1,589	14,354	—	—	14,354
Repurchase of common stock	(3,445)	(10,049)	(165,694)	—	(175,743)
Cash dividends ($2.08 per share) and dividend equivalents declared	—	(82,295)	(241,541)	—	(323,836)
Stock-based compensation expense	—	45,050	—	—	45,050
Tax benefit for equity awards	—	11,540	—	—	11,540
Balances as of June 30, 2016	155,995	$452,974	$284,825	$(48,685)	$689,114
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$704,422	$366,158	$582,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,932	80,536	83,072
Asset impairment charges	1,396	2,126	1,374
Loss on extinguishment of debt and other, net	—	131,669	—
Non-cash stock-based compensation expense	45,050	55,302	60,940
Deferred income taxes	19,804	(24,245)	17,176
Excess tax benefit from equity awards	(11,936)	(15,403)	(20,554)
Net gain on sale of marketable securities and other investments	(5,887)	(2,119)	(5,920)
Changes in assets and liabilities, net of impact of acquisition of business:
Decrease (increase) in accounts receivable, net	(8,292)	(118,520)	32,591
Decrease (increase) in inventories	(67,579)	27,500	(26,173)
Decrease (increase) in other assets	14,613	11,135	(26,265)
Increase (decrease) in accounts payable	3,109	848	(12,333)
Increase (decrease) in deferred system profit	25,860	768	(10,042)
Increase (decrease) in other liabilities	(27,796)	90,151	102,265
Net cash provided by operating activities	759,696	605,906	778,886
Cash flows from investing activities:
Acquisition of non-marketable securities	—	—	(1,345)
Acquisition of business	—	—	(18,000)
Capital expenditures, net	(31,741)	(45,791)	(67,502)
Proceeds from sale of assets	7,076	—	3,836
Purchases of available-for-sale securities	(1,175,720)	(1,731,551)	(1,834,223)
Proceeds from sale of available-for-sale securities	737,817	1,993,396	987,512
Proceeds from maturity of available-for-sale securities	602,446	699,108	251,876
Purchases of trading securities	(68,378)	(60,808)	(64,053)
Proceeds from sale of trading securities	73,187	63,867	65,790
Net cash provided by (used in) investing activities	144,687	918,221	(676,109)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	—	3,224,906	—
Repayment of debt	(135,000)	(916,117)	—
Issuance of common stock	38,298	47,008	112,221
Tax withholding payments related to vested and released restricted stock units	(23,942)	(30,229)	(51,948)
Common stock repurchases	(181,711)	(602,888)	(240,843)
Payment of dividends to stockholders	(346,283)	(3,041,055)	(298,871)
Excess tax benefit from equity awards	11,936	15,403	20,554
Net cash used in financing activities	(636,702)	(1,302,972)	(458,887)
Effect of exchange rate changes on cash and cash equivalents	2,782	(13,991)	1,581
Net increase (decrease) in cash and cash equivalents	270,463	207,164	(354,529)
Cash and cash equivalents at beginning of period	838,025	630,861	985,390
Cash and cash equivalents at end of period	$1,108,488	$838,025	$630,861
Supplemental cash flow disclosures:
Income taxes paid, net	$105,187	$69,681	$117,348
Interest paid	$120,433	$92,982	$52,474
Non-cash activities:
Purchase of land, property and equipment - investing activities	$2,035	$1,843	$3,457
Unsettled common stock repurchase - financing activities	$—	$5,968	$—
Dividends payable - financing activities	$19,556	$42,002	$—
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Notes to Consolidated Financial Statements
NOTE 1— DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Principles of Consolidation. KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. KLA-Tencor’s broad portfolio of inspection and metrology products, and related service, software and other offerings primarily supports integrated circuit, which is referred to as an “IC” or “chip,” manufacturers throughout the entire semiconductor fabrication process, from research and development to final volume production. KLA-Tencor provides leading-edge equipment, software and support that enable IC manufacturers to identify, resolve and manage significant advanced technology manufacturing process challenges and obtain higher finished product yields at lower overall cost. In addition to serving the semiconductor industry, KLA-Tencor also provides a range of technology solutions to a number of other high technology industries, including the LED and data storage industries, as well as general materials research. Headquartered in Milpitas, California, KLA-Tencor has subsidiaries both in the United States and in key markets throughout the world.
The Consolidated Financial Statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Merger Agreement. On October 20, 2015, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Lam Research Corporation (“Lam Research”), under which KLA-Tencor will, subject to the satisfaction or waiver of the conditions therein, ultimately become a direct or indirect wholly-owned subsidiary of Lam Research through a merger with a subsidiary of Lam Research (the “Merger”).
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
The Merger Agreement contains certain termination rights for both the Company and Lam Research, including if a governmental body prohibits the Merger or if the Merger is not consummated by October 20, 2016. Upon termination of the Merger Agreement under specified circumstances, the Company or Lam Research may be required to pay the other party a termination fee of $290.0 million. During the fiscal year ended June 30, 2016, the Company incurred merger-related costs of $18.2 million of which $0.7 million was recorded within costs of revenues, $1.7 million was recorded within research and development and $15.8 million was recorded within selling, general and administrative in the Consolidated Statements of Operations.
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

Property and Equipment. Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets. The following table sets forth the estimated useful life for various asset categories:

Asset Category	Range of Useful Lives
Buildings	30 to 35 years
Leasehold improvements	Shorter of 15 years or lease term
Machinery and equipment	2 to 5 years
Office furniture and fixtures	5 to 7 years
Construction-in-process assets are not depreciated until the assets are placed in service. Depreciation expense for the fiscal years ended June 30, 2016, 2015 and 2014 was $52.6 million, $55.8 million and $51.1 million, respectively.
Goodwill and Intangible Assets. KLA-Tencor assesses goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See Note 5, “Goodwill and Purchased Intangible Assets” for additional details.
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
A majority of the Company’s trade receivables are derived from sales to large multinational semiconductor manufacturers located throughout the world, with a majority located in Asia. In recent years, the Company’s customer base has become increasingly concentrated due to corporate consolidations, acquisitions and business closures, and to the extent that these customers experience liquidity issues in the future, the Company may be required to incur additional bad debt expense with respect to trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for potential credit losses based upon expected collectibility risk of all accounts receivable. In addition, the Company may utilize letters of credit or non-recourse factoring to mitigate credit risk when considered appropriate.
The Company is exposed to credit loss in the event of non-performance by counterparties on the foreign exchange contracts that the Company uses in hedging activities and in certain factoring transactions. These counterparties are large international financial institutions, and to date no such counterparty has failed to meet its financial obligations to the Company under such contracts.
The following customers each accounted for more than 10% of total revenues for the indicated periods:

Year ended June 30,
2016	2015	2014
Micron Technology, Inc.	Intel Corporation	Intel Corporation
Taiwan Semiconductor Manufacturing Company Limited	Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.
	Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited

The following customers each accounted for more than 10% of net accounts receivable as of the dates indicated below:

As of June 30,
2016	2015
SK Hynix, Inc.	Taiwan Semiconductor Manufacturing Company Limited
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
Accounting for Non-qualified Deferred Compensation Plan. The Company has a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan”) under which certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. The Company invests these funds in certain mutual funds and such investments are classified as trading securities in the consolidated balance sheets. Distributions from the Executive Deferred Savings Plan commence following a participant’s retirement or termination of employment or on a specified date allowed per the Executive Deferred Savings Plan provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. Participants can generally elect the distributions to be paid in lump sum or quarterly cash payments over a scheduled period for up to 15 years and are allowed to make subsequent changes to their existing elections as permissible under the Executive Deferred Savings Plan provisions. The liability associated with the Executive Deferred Savings Plan is included as a component of other current liabilities in the consolidated balance sheets. Changes in the Executive Deferred Savings Plan liability is recorded in selling, general and administrative expense in the consolidated statements of operations. The expense (benefit) associated with changes in the liability included in selling, general and administrative expense was $(0.8) million, $10.4 million and $24.4 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. The Company also has a deferred compensation asset that corresponds to the liability under the Executive Deferred Savings Plan and it is included as a component of other non-current assets in the consolidated balance sheets. Changes in the Executive Deferred Savings Plan assets are recorded as gains (losses), net in selling, general and administrative expense in the consolidated statements of operations. The amount of net gains included in selling, general and administrative expense were $0.1 million, $10.4 million and $24.8 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Advertising Expenses. Advertising costs are expensed as incurred.
Income Taxes. The Company accounts for income taxes in accordance with the authoritative guidance, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that certain deferred tax asset will not be realized. The Company has determined that a valuation allowance is necessary against certain deferred tax assets, but it anticipates that its future taxable income will be sufficient to recover the remainder of its deferred tax assets. However, should there be a change in the Company’s ability to recover its deferred tax assets that are not subject to a valuation allowance, the Company could be required to record an additional valuation allowance against such deferred tax assets. This would result in an increase to the Company’s tax provision in the period in which the Company determines that the recovery is not probable. During its fiscal year ended 2016, the Company prospectively adopted the accounting standard update for the presentation of deferred income taxes which requires it to classify deferred tax assets and liabilities as noncurrent in a classified balance sheet. See “Recent Accounting Pronouncements” below for additional details.
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
Net Income Per Share. Basic net income per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and restricted stock units is reflected in diluted net income per share by application of the treasury stock method. The dilutive securities are excluded from the computation of diluted net loss per share when a net loss is recorded for the period as their effect would be anti-dilutive.
Contingencies and Litigation. The Company is subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Company accrues a liability and recognizes as expense the estimated costs expected to be incurred over the next twelve months to defend or settle asserted and unasserted claims existing as of the balance sheet date. See Note 12, “Commitments and Contingencies” and Note 13, “Litigation and Other Legal Matters” for additional details.
Reclassifications. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. The reclassifications had no effect on the Consolidated Statements of Operations, Comprehensive Income, Stockholder’s Equity and Cash Flows.
Recent Accounting Pronouncements
Recently Adopted
In November 2015, the Financial Accounting Standards board (“FASB”) issued an accounting standard update for the presentation of deferred income taxes. Under this new guidance, deferred tax assets and liabilities should be classified as noncurrent in a classified balance sheet. The Company early adopted this accounting standard update on a prospective basis at the beginning of the fourth quarter of the fiscal year ended 2016. Upon adoption, approximately $218 million in net current deferred tax assets were reclassified to noncurrent. No prior periods were retrospectively adjusted.

Updates Not Yet Effective
In May 2014, the FASB issued an accounting standard update regarding revenue from customer contracts to transfer goods and services or non-financial assets unless the contracts are covered by other standards (for example, insurance or lease contracts). Under the new guidance, an entity should recognize revenue in connection with the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an amendment to defer the effective date of the update by one year, with early adoption on the original effective date permitted. With this amendment, the updates are effective for the Company beginning in the first quarter of the fiscal year ending June 30, 2019, with early adoption permitted beginning in the first quarter of the fiscal year ending June 30, 2018. Subsequent to this amendment, the FASB has issued additional clarifying implementation guidance. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
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
In January 2016, the FASB issued an accounting standard update that changes the accounting for financial instruments primarily related to equity investments (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee), financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The accounting standard update is effective for the Company beginning in the first quarter of its fiscal year ending 2019, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
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

In June 2016, the FASB issued an accounting standard update that changes the accounting for recognizing impairments of financial assets. Under the update, credit losses for certain types of financial instruments will be estimated based on expected losses. The update also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The update is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2021, with early adoption permitted starting in the first quarter of fiscal year ending 2020. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
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
The Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of June 30, 2016, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. As of June 30, 2016, the types of instruments valued based on quoted market prices in active markets included money market funds, U.S. Treasury securities, certain sovereign securities and certain U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
As of June 30, 2016, the types of instruments valued based on other observable inputs included corporate debt securities, municipal securities, certain U.S. Government agency securities and certain sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company’s Consolidated Balance Sheet as follows:

As of June 30, 2016 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
U.S. Treasury securities	$68,748	$68,748	$—
Corporate debt securities	20,569	—	20,569
Money market and other	626,156	626,156	—
Marketable securities:
U.S. Treasury securities	258,754	258,754	—
U.S. Government agency securities	405,705	385,731	19,974
Municipal securities	5,016	—	5,016
Corporate debt securities	657,905	—	657,905
Sovereign securities	41,257	6,426	34,831
Total cash equivalents and marketable securities(1)	2,084,110	1,345,815	738,295
Other current assets:
Derivative assets	1,095	—	1,095
Other non-current assets:
Executive Deferred Savings Plan	162,160	106,149	56,011
Total financial assets(1)	$2,247,365	$1,451,964	$795,401
Liabilities
Other current liabilities:
Derivative liabilities	$(11,647)	$—	$(11,647)
Total financial liabilities	$(11,647)	$—	$(11,647)
__________________
(1) Excludes cash of $330.1 million held in operating accounts and time deposits of $77.1 million as of June 30, 2016.

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
There were no transfers in and out of Level 1 and Level 2 fair value measurements during the fiscal year ended June 30, 2016 or 2015. The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of June 30, 2016 or 2015.

NOTE 3 — FINANCIAL STATEMENT COMPONENTS
Consolidated Balance Sheets

	As of June 30,
(In thousands)	2016	2015
Accounts receivable, net:
Accounts receivable, gross	$634,905	$607,157
Allowance for doubtful accounts	(21,672)	(21,663)
	$613,233	$585,494
Inventories:
Customer service parts	$234,712	$209,726
Raw materials	208,689	194,218
Work-in-process	187,733	156,820
Finished goods	67,501	57,140
	$698,635	$617,904
Other current assets:
Prepaid expenses	$37,127	$37,006
Income tax related receivables	18,190	32,850
Other current assets	9,553	7,958
	$64,870	$77,814
Land, property and equipment, net:
Land	$40,603	$40,397
Buildings and leasehold improvements	313,239	316,566
Machinery and equipment	507,378	510,642
Office furniture and fixtures	21,737	21,411
Construction-in-process	5,286	3,152
	888,243	892,168
Less: accumulated depreciation and amortization	(610,229)	(577,577)
	$278,014	$314,591
Other non-current assets:
Executive Deferred Savings Plan	$162,160	$165,655
Other non-current assets	12,499	15,384
	$174,659	$181,039
Other current liabilities:
Compensation and benefits	$224,496	$196,682
Executive Deferred Savings Plan	162,289	167,886
Customer credits and advances	81,994	93,212
Warranty	34,773	36,413
Income taxes payable	27,964	15,582
Interest payable	19,395	19,395
Other accrued expenses	111,297	132,244
	$662,208	$661,414
Other non-current liabilities:
Pension liabilities	$69,418	$55,696
Income taxes payable	50,365	69,018
Other non-current liabilities	36,840	57,516
	$156,623	$182,230

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of June 30, 2016	$(32,424)	$3,451	$775	$(20,487)	$(48,685)

Balance as of June 30, 2015	$(29,925)	$734	$4,553	$(15,935)	$(40,573)

The effects on net income of amounts reclassified from accumulated OCI to the Consolidated Statements of Operations for the indicated periods were as follows (in thousands):

	Location in the Consolidated Statements of Operations	Year ended June 30,
Accumulated OCI Components		2016	2015
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$(2,926)	$7,615
	Costs of revenues	(1,551)	(1,503)
	Interest expense	755	503
	Net gains reclassified from accumulated OCI	$(3,722)	$6,615

Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$312	$2,119
The amounts reclassified out of accumulated OCI related to the Company’s defined pension plans, which were recognized as a component of net periodic cost for the fiscal years ended June 30, 2016 and 2015 were $1.4 million and $1.3 million, respectively. For additional details, refer to Note 10, “Employee Benefit Plans.”
Consolidated Statements of Operations

	Year ended June 30,
(In thousands)	2016	2015	2014
Other expense (income), net:
Interest income	$(14,507)	$(12,545)	$(13,555)
Foreign exchange losses, net	1,235	1,764	514
Net realized gains on sale of investments	(311)	(2,119)	(2,084)
Other	(7,051)	2,431	(1,078)
	$(20,634)	$(10,469)	$(16,203)

NOTE 4 — MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of June 30, 2016 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$326,321	$1,181	$—	$327,502
U.S. Government agency securities	404,889	830	(14)	405,705
Municipal securities	5,014	2	—	5,016
Corporate debt securities	676,259	2,372	(157)	678,474
Money market and other	626,156	—	—	626,156
Sovereign securities	41,224	38	(5)	41,257
Subtotal	2,079,863	4,423	(176)	2,084,110
Add: Time deposits(1)	77,131	—	—	77,131
Less: Cash equivalents	778,451	1	(17)	778,435
Marketable securities	$1,378,543	$4,422	$(159)	$1,382,806

As of June 30, 2015 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$274,965	$605	$(15)	$275,555
U.S. Government agency securities	571,843	551	(126)	572,268
Municipal securities	31,819	7	(10)	31,816
Corporate debt securities	625,965	511	(515)	625,961
Money market and other	611,385	—	—	611,385
Sovereign securities	57,091	33	(31)	57,093
Subtotal	2,173,068	1,707	(697)	2,174,078
Add: Time deposits(1)	29,941	—	—	29,941
Less: Cash equivalents	654,933	—	—	654,933
Marketable securities	$1,548,076	$1,707	$(697)	$1,549,086
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

As of June 30, 2016 (In thousands)	Fair Value	Gross Unrealized Losses(1)
Corporate debt securities	$94,448	$(140)
U.S. Government agency securities	40,306	(14)
Sovereign securities	19,341	(5)
Total	$154,095	$(159)
 __________________

(1)	As of June 30, 2016, the amount of total gross unrealized losses related to investments that had been in a continuous loss position for 12 months or more was immaterial.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company’s Consolidated Balance Sheet, as of the date indicated below were as follows:

As of June 30, 2016 (In thousands)	Amortized Cost	Fair Value
Due within one year	$468,650	$468,985
Due after one year through three years	909,893	913,821
	$1,378,543	$1,382,806
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains on available for sale securities for the fiscal years ended June 30, 2016, 2015 and 2014 were $0.9 million, $2.4 million and $2.2 million, respectively. Realized losses on available for sale securities were immaterial for all years presented.
NOTE 5 — GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The following table presents goodwill balances and the movements during the fiscal years ended June 30, 2016 and 2015:

(In thousands)
As of June 30, 2014	$335,355
Adjustments	(92)
As of June 30, 2015	335,263
Adjustments	(86)
As of June 30, 2016	$335,177
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in prior business combinations. Goodwill is net of accumulated impairment losses of $277.6 million, which were recorded prior to the fiscal year ended June 30, 2014.
The Company has made certain organizational changes and consolidated its product divisions effective in the first quarter of fiscal year ended 2016, in response to changing customer requirements in the industry. As required by the authoritative guidance, when an entity reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill is reassigned to the affected reporting units using a relative fair value allocation approach. The fair value of each reporting unit is compared to the fair value of the business immediately prior to the reorganization. The fair value for the Company’s reporting units was determined using a weighted combination of market-based and income-based approach. The Company had four reporting units as of June 30, 2016: Wafer Inspection, Patterning, Global Service and Support, and Others. Prior to the organizational changes, the Company had four reporting units: Defect Inspection, Metrology, Service and Other. The goodwill balances by reporting units as of June 30, 2016 were as follows:

(In thousands)	Wafer Inspection		Patterning		Others		Total
Balance as of June 30, 2015	$332,783	(1)	$2,480	(2)	$—		$335,263
Goodwill allocation	(51,671)	(3)	50,775	(3)	896	(3)	—
Goodwill adjustment	(86)		—		—		(86)
Balance as of June 30, 2016	$281,026		$53,255		$896		$335,177
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
The changes in the gross goodwill balance during the fiscal years ended June 30, 2016 and 2015 resulted from foreign currency translation adjustments.

The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2015 and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of key factors including change in industry and competitive environment, market capitalization, stock price, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities. As such, it was not necessary to perform the two-step quantitative goodwill impairment test at that time. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the second quarter of the fiscal year ended June 30, 2016. The next annual assessment of goodwill by reporting unit is scheduled to be performed in the second quarter of the fiscal year ending June 30, 2017.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of June 30, 2016			As of June 30, 2015
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$141,659	$138,160	$3,499	$141,659	$134,664	$6,995
Patents	6-13 years	57,648	57,648	—	57,648	56,998	650
Trade name/Trademark	4-10 years	19,893	19,743	150	19,893	18,899	994
Customer relationships	6-7 years	54,980	54,298	682	54,980	51,724	3,256
Total		$274,180	$269,849	$4,331	$274,180	$262,285	$11,895
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
For the fiscal years ended June 30, 2016, 2015 and 2014, amortization expense for other intangible assets was $7.6 million, $15.8 million and $16.2 million, respectively. Based on the intangible assets recorded as of June 30, 2016, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2017	$2,806
2018	1,525
Total	$4,331

NOTE 6 — DEBT
The following table summarizes the debt of the Company as of June 30, 2016 and June 30, 2015:

	As of June 30, 2016		As of June 30, 2015
	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
Fixed-rate 2.375% Senior notes due on November 1, 2017	$250,000	2.396%	$250,000	2.396%
Fixed-rate 3.375% Senior notes due on November 1, 2019	250,000	3.377%	250,000	3.377%
Fixed-rate 4.125% Senior notes due on November 1, 2021	500,000	4.128%	500,000	4.128%
Fixed-rate 4.650% Senior notes due on November 1, 2024(1)	1,250,000	4.682%	1,250,000	4.682%
Fixed-rate 5.650% Senior notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Term loans	576,250	1.714%	711,250	1.498%
Total debt	3,076,250		3,211,250
Unamortized discount	(3,312)		(3,723)
Unamortized debt issuance costs	(15,002)		(17,111)
Total debt	$3,057,936		$3,190,416

Reported as:
Current portion of long-term debt	$—		$16,981
Long-term debt	3,057,936		3,173,435
Total debt	$3,057,936		$3,190,416
__________________

(1)
The effective interest rate disclosed above for this series of Senior Notes excludes the impact of the treasury rate lock hedge discussed below. The effective interest rate including the impact of the treasury rate lock hedge was 4.626%.

As of June 30, 2016, future principal payments for the long-term debt are summarized as follows. There are no scheduled payments for the term loans for the fiscal years ending June 30, 2017 and 2018 since the Company made $117.5 million of principal prepayments as of June 30, 2016.

Fiscal year ending June 30,	Amount (In thousands)
2017	$—
2018	250,000
2019	70,000
2020	756,250
2021	—
Thereafter	2,000,000
Total payments	$3,076,250

Senior Notes:
In November 2014, the Company issued $2.50 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”). The Company issued the Senior Notes as part of the leveraged recapitalization plan under which the proceeds from the Senior Notes in conjunction with the proceeds from the term loans (described below) and cash on hand were used (x) to fund a special cash dividend of $16.50 per share, aggregating to approximately $2.76 billion, (y) to redeem $750.0 million of 2018 Senior Notes, including associated redemption premiums, accrued interest and other fees and expenses and (z) for other general corporate purposes, including repurchases of shares pursuant to the Company’s stock repurchase program. The interest rate specified for each series of the Senior Notes will be subject to adjustments from time to time if Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) or, under certain circumstances, a substitute rating agency selected by us as a replacement for Moody’s or S&P, as the case may be (a “Substitute Rating Agency”), downgrades (or subsequently upgrades) its rating assigned to the respective series of Senior Notes such that the adjusted rating is below investment grade. If the adjusted rating of any series of Senior Notes from Moody’s (or, if applicable, any Substitute Rating Agency) is decreased to Ba1, Ba2, Ba3 or B1 or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively (“bps” refers to Basis Points and 1% is equal to 100 bps). If the rating of any series of Senior Notes from S&P (or, if applicable, any Substitute Rating Agency) with respect to such series of Senior Notes is decreased to BB+, BB, BB- or B+ or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively. The interest rates on any series of Senior Notes will permanently cease to be subject to any adjustment (notwithstanding any subsequent decrease in the ratings by any of Moody’s, S&P and, if applicable, any Substitute Rating Agency) if such series of Senior Notes becomes rated “Baa1” (or its equivalent) or higher by Moody’s (or, if applicable, any Substitute Rating Agency) and “BBB+” (or its equivalent) or higher by S&P (or, if applicable, any Substitute Rating Agency), or one of those ratings if rated by only one of Moody’s, S&P and, if applicable, any Substitute Rating Agency, in each case with a stable or positive outlook. In October 2014, the Company entered into a series of forward contracts to lock the 10-year treasury rate (“benchmark rate”) on a portion of the Senior Notes with a notional amount of $1.00 billion in aggregate. For additional details, refer to Note 15, “Derivative Instruments and Hedging Activities.”
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit the Company’s ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of June 30, 2016, the Company was in compliance with all of its covenants under the Indenture associated with the Senior Notes.
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of June 30, 2016 and June 30, 2015 was approximately $2.68 billion and $2.52 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.

Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, the Company entered into $750.0 million of five-year senior unsecured prepayable term loans and a $500.0 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement (the “Credit Agreement”). The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with the Company’s credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the Company’s then effective credit rating. The Company is also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with the Company’s credit rating downgrades or upgrades by Moody’s and S&P. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter, and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). The Company may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty. During the fiscal year ended June 30, 2016, we made term loan principal payments of $135.0 million.
Future principal payments for the Company’s term loans (without giving effect to $117.5 million of principal prepayments as of June 30, 2016 that shall be applied to the future schedule quarterly payments) as of June 30, 2016, are as follows:

Fiscal Quarters Ending	Quarterly Payment (in thousands)
September 30, 2016 through December 31, 2016	$9,375
March 31, 2017 through December 31, 2017	$14,063
March 31, 2018 through September 30, 2019	$18,750
December 31, 2019	$487,500
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

Fiscal Quarters Ending	Maximum Leverage Ratio
June 30, 2016 through September 30, 2016	3.75:1.00
December 31, 2016 and March 31, 2017	3.50:1.00
Thereafter	3.00:1.00
The Company was in compliance with the financial covenants under the Credit Agreement as of June 30, 2016 and had no outstanding borrowings under the unfunded revolving credit facility.
Debt Redemption:
In December 2014, the Company redeemed the $750.0 million aggregate principal amount of the 2018 Senior Notes. The redemption resulted in a pre-tax net loss on extinguishment of debt of $131.7 million for the three months ended December 31, 2014 after an offset of a $1.2 million gain upon the termination of the non-designated forward contract entered by the Company in November 2014. The objective of entering into the non-designated forward contract was to lock the treasury rate used to determine the redemption amount of the 2018 Senior Notes. The notional amount of the non-designated forward contract was $750.0 million. Refer to Note 15, “Derivative Instruments and Hedging Activities.”
NOTE 7 — EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
As of June 30, 2016, the Company had two plans under which the Company was able to issue equity incentive awards, such as restricted stock units and stock options, to its employees, consultants and members of its Board of Directors: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 1998 Director Plan (the “Outside Director Plan”).

2004 Plan:
The 2004 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to the Company’s employees, consultants and members of its Board of Directors. As of June 30, 2016, 5.1 million shares were available for issuance under the 2004 Plan.
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
Outside Director Plan
The Outside Director Plan only permits the issuance of stock options to the non-employee members of the Board of Directors. As of June 30, 2016, 1.7 million shares were available for grant under the Outside Director Plan.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under the Company’s equity incentive plans for the indicated periods:

(In thousands)	Available For Grant
Balances as of June 30, 2013	6,696
Plan shares increased	2,900
Restricted stock units granted(1)(3)	(1,268)
Restricted stock units canceled(1)	468
Options canceled/expired/forfeited	59
Plan shares expired(2)	(51)
Balances as of June 30, 2014	8,804
Restricted stock units granted(1)(3)	(1,191)
Restricted stock units canceled(1)	196
Options canceled/expired/forfeited	11
Plan shares expired(2)	(10)
Balances as of June 30, 2015(4)	7,810
Restricted stock units granted(1)(3)	(1,541)
Restricted stock units canceled(1)	509
Balances as of June 30, 2016	6,778
__________________

(1)	The number of restricted stock units provided in this row reflects the application of the award multiplier as described above (1.8x or 2.0x depending on the grant date of the applicable award).

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

(3)
Includes restricted stock units granted to senior management with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of June 30, 2016, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during such fiscal year, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (i.e., 0.7 million shares for the fiscal year ended June 30, 2016 and 0.6 million shares for each of the fiscal years ended June 30, 2015 and 2014, which, in each case reflects the application of the 1.8x or 2.0x multiplier described above). The Company has granted only restricted stock units under its equity incentive program since October 2007, except the number of shares subject to outstanding options under the 2004 Plan was adjusted during the three months ended December 31, 2014 due to a proportionate and equitable adjustment under the 2004 Plan provisions as discussed below. For the preceding several years until October 31, 2007, stock options were granted at the market price of the Company’s common stock on the date of grant generally with vesting period terms ranging from one to five years. Restricted stock units may be granted with varying criteria such as service-based and/or performance-based vesting.

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

The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. For restricted stock units granted without “dividend equivalent” rights, fair value is calculated using the closing price of the Company’s common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those restricted stock units. In November 2013, the Company’s stockholders approved amendments to the 2004 Plan that included, among other things, giving the plan administrator the ability to grant “dividend equivalent” rights in connection with awards of restricted stock units, performance shares, performance units and deferred stock units before they are fully vested as discussed above. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date. As of June 30, 2016, the Company accrued $19.6 million of dividends payable, substantially all of which is related to the special cash dividend for the unvested restricted stock units outstanding as of the dividend record date as well as restricted stock units granted with dividend equivalent rights during the fiscal year ended June 30, 2016, which entitle the holders of such equity awards to the same dividend value per share as holders of common stock subject to meeting the vesting requirements of the underlying equity awards. The fair value for purchase rights under the Company’s Employee Stock Purchase Plan is determined using a Black-Scholes valuation model.
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Year ended June 30,
(In thousands)	2016	2015	2014
Stock-based compensation expense by:
Costs of revenues	$4,689	$7,242	$9,101
Research and development	8,618	12,259	16,397
Selling, general and administrative	31,743	35,801	35,442
Total stock-based compensation expense	$45,050	$55,302	$60,940
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of June 30,
	2016	2015
Inventory	$2,685	$3,242

Stock Options
The Company has not issued any stock options since October 2007. However, during the three months ended December 31, 2014, the Company adjusted the number of shares subject to outstanding options under the 2004 Plan by an aggregate of 4,245 shares pursuant to a proportionate and equitable adjustment for the effect of the special cash dividend, as required by the 2004 Plan. The total number of outstanding options under the 2004 Plan as well as the associated exercise prices were adjusted to ensure the aggregate intrinsic value remained the same after considering the effect of the special cash dividend. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. Additionally, the adjustment did not have an impact on the shares available for future issuance under the 2004 Plan.  As of June 30, 2016, the outstanding stock options are immaterial (all vested and exercisable).
The following table shows the total intrinsic value of options exercised, total cash received from employees and non-employee Board members as a result of stock option exercises and tax benefits realized by the Company in connection with these stock option exercises for the indicated periods:

(In thousands)	Year ended June 30,
	2016	2015	2014
Total intrinsic value of options exercised	$3	$4,549	$18,022
Total cash received from employees and non-employee Board members as a result of stock option exercises	$4	$5,892	$72,700
Tax benefits realized by the Company in connection with these exercises	$1	$1,989	$5,708
The Company generally settles employee stock option exercises with newly issued common shares, except in certain tax jurisdictions where settling such exercises with treasury shares provides the Company or one of its subsidiaries with a tax benefit.
Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the fiscal year ended June 30, 2016 and restricted stock units outstanding as of June 30, 2016 and 2015:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2015(2)	2,674	$49.36
Granted(2)	770	$51.12
Vested and released	(855)	$39.26
Withheld for taxes	(469)	$39.26
Forfeited	(271)	$55.62
Outstanding restricted stock units as of June 30, 2016(2)	1,849	$56.41
 __________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. As described above, under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8x or 2.0x (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes restricted stock units granted to senior management with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of June 30, 2016, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares (i.e., 0.3 million shares for each of the fiscal years ended June 30, 2016, 2015 and 2014) that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

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
The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Year ended June 30,
	2016	2015	2014
Weighted-average grant date fair value per unit	$51.12	$74.48	$53.28
Tax benefits realized by the Company in connection with vested and released restricted stock units	$27,412	$26,250	$44,298
As of June 30, 2016, the unrecognized stock-based compensation expense balance related to restricted stock units was $55.8 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.3 years. The total grant date fair value of vested restricted stock units was $52.0 million, $38.9 million and $81.9 million, in the fiscal years ended 2016, 2015 and 2014, respectively. The intrinsic value of outstanding restricted stock units as of June 30, 2016 was $135.4 million.
Cash-Based Long-Term Incentive Compensation
Starting in the fiscal year ended June 30, 2013, the Company adopted a cash-based long-term incentive (“Cash LTI”) program for many of its employees as part of the Company’s employee compensation program. During the fiscal years ended June 30, 2016 and 2015, the Company approved Cash LTI awards of $49.3 million and $67.7 million, respectively, under the Company’s Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the fiscal years ended June 30, 2016, 2015 and 2014, the Company recognized $44.6 million, $39.6 million and $26.2 million, respectively, in compensation expense under the Cash LTI Plan. As of June 30, 2016, the unrecognized compensation expense (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $87.2 million.
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
The offering period (or length of the look-back period) under the ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date. The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The proposed Merger of KLA-Tencor and Lam Research could shorten the offering period at the time of the close of the Merger. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies” for additional details regarding the Merger.

The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year ended June 30,
	2016	2015	2014
Stock purchase plan:
Expected stock price volatility	25.4%	24.5%	27.5%
Risk-free interest rate	0.2%	0.1%	0.1%
Dividend yield	3.3%	2.8%	2.9%
Expected life (in years)	0.50	0.50	0.50
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Year ended June 30,
	2016	2015	2014
Total cash received from employees for the issuance of shares under the ESPP	$38,295	$41,116	$39,675
Number of shares purchased by employees through the ESPP	735	759	796
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$2,194	$1,741	$2,221
Weighted-average fair value per share based on Black-Scholes model	$12.48	$14.55	$12.31
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of June 30, 2016, a total of 1.4 million shares were reserved and available for issuance under the ESPP.
Quarterly cash dividends
On May 5, 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.52 per share on the outstanding shares of the Company’s common stock, which was paid on June 1, 2016 to the stockholders of record as of the close of business on May 16, 2016. Under the authoritative guidance, the dividend when declared is recognized as a reduction of retained earnings, to the extent available, with any shortfall recognized as a reduction of additional paid-in-capital. The total amount of regular quarterly cash dividends paid by the Company during the fiscal years ended June 30, 2016 and 2015 was $324.5 million and $324.8 million, respectively. The amount of accrued dividends for quarterly cash dividends for unvested restricted stock units with dividend equivalent rights was $2.7 million and $0.9 million as of June 30, 2016 and 2015, respectively.

Special cash dividend
On November 19, 2014, the Company’s Board of Directors declared a special cash dividend of $16.50 per share, which was paid on December 9, 2014 to the stockholders of record as of the close of business on December 1, 2014. Additionally, in connection with the special cash dividend, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved a proportionate and equitable adjustment to outstanding equity awards (restricted stock units and stock options), as required under the 2004 Plan, subject to the vesting requirements of the underlying awards. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. Under the authoritative guidance, the dividend when declared is recognized as a reduction of retained earnings, to the extent available, with any shortfall recognized as a reduction of additional paid-in-capital. The special cash dividend reduced the retained earnings by $2.1 billion as of the special cash dividend declaration date, reducing the retained earnings amount to zero and the excess amount of the special cash dividend of $646.5 million was charged against additional paid-in capital. The declaration and payment of the special cash dividend are part of the Company’s leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 6, “Debt” that was completed during the three months ended December 31, 2014. The total amount of the special cash dividend accrued by the Company during the three months ended December 31, 2014 was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of June 30, 2016 and 2015, the Company had a total of $16.9 million and $41.1 million, respectively, of accrued dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. The Company paid a special cash dividend with respect to vested restricted stock units during the fiscal years ended June 30, 2016 and 2015 of $21.8 million and $1.8 million respectively. Other than the special cash dividend declared during the three months ended December 31, 2014, the Company historically has not declared any special cash dividends.
NOTE 8 — STOCK REPURCHASE PROGRAM
The Company’s Board of Directors has authorized a program for the Company to repurchase shares of the Company’s common stock. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. As of June 30, 2016, an aggregate of approximately 5.9 million shares were available for repurchase under the Company’s repurchase program. In connection with entering into the Merger Agreement with Lam Research, the Company suspended further repurchases under its repurchase program effective October 21, 2015.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

(In thousands)	Year ended June 30,
	2016	2015
Number of shares of common stock repurchased	3,445	9,255
Total cost of repurchases	$175,743	$608,856
As of June 30, 2015, the Company had repurchased 105,542 shares for $6.0 million, which repurchases had not settled prior to June 30, 2015. The amount was recorded as a component of other current liabilities for the period presented.

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
The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Year ended June 30,
	2016	2015	2014
Numerator:
Net income	$704,422	$366,158	$582,755
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	155,869	162,282	166,016
Effect of dilutive options and restricted stock units	910	1,419	2,102
Weighted-average shares-diluted	156,779	163,701	168,118
Basic net income per share	$4.52	$2.26	$3.51
Diluted net income per share	$4.49	$2.24	$3.47
Anti-dilutive securities excluded from the computation of diluted net income per share	9	36	—
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
The total expenses under the profit sharing and 401(k) programs aggregated $15.3 million, $14.2 million and $15.4 million in the fiscal years ended June 30, 2016, 2015 and 2014, respectively. The Company has no defined benefit plans in the United States. In addition to the profit sharing plan and the United States 401(k), several of the Company’s foreign subsidiaries have retirement plans for their full-time employees, several of which are defined benefit plans. Consistent with the requirements of local law, the Company deposits funds for certain of these plans with insurance companies, with third-party trustees or into government-managed accounts and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the foreign plans depend on the local economic environment.
The Company applies authoritative guidance that requires an employer to recognize the funded status of each of its defined pension and post-retirement benefit plans as a net asset or liability on its balance sheets. Additionally, the authoritative guidance requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. The benefit obligations and related assets under the Company’s plans have been measured as of June 30, 2016 and 2015.

Summary data relating to the Company’s foreign defined benefit pension plans, including key weighted-average assumptions used, is provided in the following tables:

	Year ended June 30,
(In thousands)	2016	2015
Change in projected benefit obligation:
Projected benefit obligation as of the beginning of the fiscal year	$75,928	$77,035
Service cost	3,349	3,905
Interest cost	1,322	1,562
Contributions by plan participants	163	81
Actuarial loss	9,029	3,702
Benefit payments	(2,517)	(3,982)
Foreign currency exchange rate changes and others, net	2,649	(6,375)
Projected benefit obligation as of the end of the fiscal year	$89,923	$75,928

	Year ended June 30,
(In thousands)	2016	2015
Change in fair value of plan assets:
Fair value of plan assets as of the beginning of the fiscal year	$17,038	$15,163
Actual return on plan assets	588	334
Employer contributions	4,330	3,568
Benefit and expense payments	(2,517)	(3,982)
Foreign currency exchange rate changes and others, net	(545)	1,955
Fair value of plan assets as of the end of the fiscal year	$18,894	$17,038

	As of June 30,
(In thousands)	2016	2015
Underfunded status	$71,029	$58,890

	As of June 30,
(In thousands)	2016	2015
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$53,198	$46,419
Projected benefit obligation	$89,923	$75,928
Plan assets at fair value	$18,894	$17,038

Year ended June 30,
	2016	2015	2014
Weighted-average assumptions:
Discount rate	0.5%-2.0%	1.3%-2.0%	1.5%-3.5%
Expected rate of return on assets	1.8%-2.5%	1.8%-2.5%	1.8%-3.8%
Rate of compensation increases	3.0%-5.8%	3.0%-5.5%	3.0%-5.5%
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

The following table presents losses recognized in accumulated other comprehensive income (loss) before tax related to the Company’s foreign defined benefit pension plans:

	Year ended June 30,
(In thousands)	2016	2015
Unrecognized transition obligation	$108	$515
Unrecognized prior service cost	113	180
Unrealized net loss	31,739	24,119
Amount of losses recognized	$31,960	$24,814
Losses in accumulated other comprehensive income (loss) related to the Company’s foreign defined benefit pension plans expected to be recognized as components of net periodic benefit cost over the fiscal year ending June 30, 2017 are as follows:

(In thousands)	Year ending June 30, 2017
Unrecognized transition obligation	$243
Unrecognized prior service cost	50
Unrealized net loss	1,329
Amount of losses expected to be recognized	$1,622

The components of the Company’s net periodic cost relating to its foreign subsidiaries’ defined pension plans are as follows:

	Year ended June 30,
(In thousands)	2016	2015	2014
Components of net periodic pension cost:
Service cost	$3,349	$3,905	$4,054
Interest cost	1,322	1,562	1,401
Return on plan assets	(406)	(450)	(321)
Amortization of transitional obligation	249	259	262
Amortization of prior service cost	46	46	52
Amortization of net loss	1,132	1,014	1,021
Adjustment	—	(177)	—
Net periodic pension cost	$5,692	$6,159	$6,469
Fair Value of Plan Assets
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of inputs used to measure fair value of plan assets are described in Note 2, “Fair Value Measurements.”
The foreign plans’ investments are managed by third-party trustees consistent with the regulations or market practice of the country where the assets are invested. The Company is not actively involved in the investment strategy, nor does it have control over the target allocation of these investments. These investments made up 100% of total foreign plan assets in the fiscal years ended June 30, 2016 and 2015.
The expected aggregate employer contribution for the foreign plans during the fiscal year ending June 30, 2017 is $1.8 million.
The total benefits to be paid from the foreign pension plans are not expected to exceed $2.9 million in any year through the fiscal year ending June 30, 2026.

Foreign plan assets measured at fair value on a recurring basis consisted of the following investment categories as of June 30, 2016 and 2015, respectively:

As of June 30, 2016 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$11,950	$11,950	$—
Bonds, equity securities and other investments	6,944	—	6,944
Total assets measured at fair value	$18,894	$11,950	$6,944

As of June 30, 2015 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$10,954	$10,954	$—
Bonds, equity securities and other investments	6,084	—	6,084
Total assets measured at fair value	$17,038	$10,954	$6,084
 Concentration of Risk
The Company manages a variety of risks, including market, credit and liquidity risks, across its plan assets through its investment managers. The Company defines a concentration of risk as an undiversified exposure to one of the above-mentioned risks that increases the exposure of the loss of plan assets unnecessarily. The Company monitors exposure to such risks in the foreign plans by monitoring the magnitude of the risk in each plan and diversifying the Company’s exposure to such risks across a variety of instruments, markets and counterparties. As of June 30, 2016, the Company did not have concentrations of plan asset investment risk in any single entity, manager, counterparty, sector, industry or country.
NOTE 11 — INCOME TAXES
The components of income before income taxes are as follows:

	Year ended June 30,
(In thousands)	2016	2015	2014
Domestic income before income taxes	$417,803	$157,251	$434,336
Foreign income before income taxes	440,389	276,880	300,125
Total income before income taxes	$858,192	$434,131	$734,461
The provision for income taxes is comprised of the following:

(In thousands)	Year ended June 30,
	2016	2015	2014
Current:
Federal	$94,088	$63,123	$98,937
State	6,123	3,655	8,580
Foreign	37,680	25,438	27,867
	137,891	92,216	135,384
Deferred:
Federal	15,645	(22,390)	22,904
State	3,583	409	(334)
Foreign	(3,349)	(2,262)	(6,248)
	15,879	(24,243)	16,322
Provision for income taxes	$153,770	$67,973	$151,706
Current tax liabilities were lower than reflected in the table above for the fiscal years ended June 30, 2016, 2015 and 2014 by $11.5 million, $16.7 million and $16.5 million, respectively, primarily due to a benefit for a deduction related to employee stock activity, which was recorded as an increase to capital in excess of par value.

The significant components of deferred income tax assets and liabilities are as follows:

(In thousands)	As of June 30,
	2016	2015
Deferred tax assets:
Tax credits and net operating losses	$116,277	$108,615
Employee benefits accrual	109,524	99,472
Stock-based compensation	13,607	18,722
Inventory reserves	94,783	92,649
Non-deductible reserves	34,484	47,176
Depreciation and amortization	15,857	13,267
Unearned revenue	14,375	16,150
Other	26,877	28,831
Gross deferred tax assets	425,784	424,882
Valuation allowance	(104,968)	(91,350)
Net deferred tax assets	$320,816	$333,532
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries not indefinitely reinvested	$(11,571)	$(12,775)
Deferred profit	(10,346)	(7,372)
Unrealized gain on investments	(604)	(2,673)
Total deferred tax liabilities	(22,521)	(22,820)
Total net deferred tax assets	$298,295	$310,712
As of June 30, 2016, the Company had U.S. federal, state and foreign net operating loss (“NOL”) carry-forwards of approximately $22.9 million, $63.2 million and $41.8 million, respectively. The U.S. federal NOL carry-forwards will expire at various dates beginning in 2023 through 2027. The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, it is not expected that such annual limitation will significantly impair the realization of these NOLs. The state NOLs will begin to expire in 2017. State credits of $145.4 million will be carried over indefinitely. The foreign NOL carry-forwards will begin to expire in 2017.
The net deferred tax asset valuation allowance was $105.0 million and $91.4 million as of June 30, 2016 and June 30, 2015, respectively. The change was primarily due to an increase in the valuation allowance related to state credit carry-forwards generated in the fiscal year ended June 30, 2016. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. Of the valuation allowance as of June 30, 2016, $89.8 million relates to state credit carry-forwards. The remainder of the valuation allowance relates primarily to state and foreign NOL carry-forwards.
 As of June 30, 2016, U.S. income taxes were not provided for on a cumulative total of approximately $2.1 billion of undistributed earnings for certain non-U.S. subsidiaries. If these undistributed earnings were repatriated to the United States, they would generate foreign tax credits to reduce the federal tax liability associated with the foreign dividend. Assuming full utilization of the foreign tax credits, the potential deferred tax liability associated with undistributed earnings would be approximately $707 million.
KLA-Tencor benefits from tax holidays in Israel and Singapore where it manufactures certain of its products. These tax holidays are on approved investments and are scheduled to expire at varying times in the next three to five years. The Company was in compliance with all the terms and conditions of the tax holidays as of June 30, 2016. The net impact of these tax holidays was to decrease the Company’s tax expense by approximately $19.5 million, $20.4 million and $25.8 million in the fiscal years ended June 30, 2016, 2015 and 2014, respectively. The benefits of the tax holidays on diluted net income per share were $0.12, $0.13 and $0.15 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

The reconciliation of the United States federal statutory income tax rate to KLA-Tencor’s effective income tax rate is as follows:

	Year ended June 30,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.9%	0.7%	0.7%
Effect of foreign operations taxed at various rates	(13.0)%	(15.3)%	(11.5)%
Research and development tax credit	(1.9)%	(3.7)%	(1.5)%
Net change in tax reserves	(2.2)%	1.5%	0.3%
Domestic manufacturing benefit	(1.5)%	(2.1)%	(1.4)%
Effect of stock-based compensation	0.3%	0.8%	0.4%
Other	0.3%	(1.2)%	(1.3)%
Effective income tax rate	17.9%	15.7%	20.7%
A reconciliation of gross unrecognized tax benefits is as follows:

	Year ended June 30,
(In thousands)	2016	2015	2014
Unrecognized tax benefits at the beginning of the year	$69,018	$59,575	$59,494
Increases for tax positions taken in prior years	4,245	1,245	551
Decreases for tax positions taken in prior years	(1,209)	(7)	(764)
Increases for tax positions taken in current year	13,636	11,634	11,585
Decreases for settlements with taxing authorities	(8,762)	—	(3,601)
Decreases for lapsing of statutes of limitations	(26,563)	(3,429)	(7,690)
Unrecognized tax benefits at the end of the year	$50,365	$69,018	$59,575

The amount of unrecognized tax benefits that would impact the effective tax rate was $50.4 million, $69.0 million and $59.6 million as of June 30, 2016, 2015 and 2014 respectively. The amount of interest and penalties recognized during the years ended June 30, 2016, 2015, and 2014 was income of $4.3 million as a result of a release of unrecognized tax benefits, expense of $1.2 million, and expense of $0.7 million, respectively. KLA-Tencor’s policy is to include interest and penalties related to unrecognized tax benefits within other expense (income), net. The amount of interest and penalties accrued as of June 30, 2016 and 2015 was approximately $3.7 million and $7.9 million, respectively.
The Company is subject to federal income tax examinations for all years beginning from the fiscal year ended June 30, 2014. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2012. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2012. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from any future examinations of these years.
It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that it may recognize up to $3.9 million of its existing unrecognized tax benefits within the next 12 months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.

NOTE 12 — COMMITMENTS AND CONTINGENCIES
Merger-related Commitment and Fees. KLA-Tencor has an agreement with a financial advisor in relation to the pending Merger with Lam Research. KLA-Tencor has agreed to pay the third party a fee of approximately $58.0 million, $0.1 million of which was paid upon the execution of the engagement letter and $5.0 million of which was paid upon delivery of the fairness opinion, and the remaining portion of which will be paid upon, and subject to, consummation of the Merger (provided that the final actual fee will be, in part, based on an average of the closing prices of Lam Research common stock over ten trading days approaching the closing of the Merger). During the fiscal year ended June 30, 2016, $5.1 million of the above fees were recorded in selling, general and administrative line of the consolidated statements of operations. In addition, the Merger Agreement contains certain termination rights for KLA-Tencor and further provides that KLA-Tencor, as applicable, may be required to pay a termination fee of $290.0 million to Lam Research under certain circumstances. The Company also has an estimated $23.8 million of employee-related retention commitments as of June 30, 2016 in connection with the pending Merger, which are expected to be paid over the stipulated period following the Merger.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Year ended June 30,
(In thousands)	2016	2015	2014
Receivables sold under factoring agreements	$205,790	$137,285	$116,292
Proceeds from sales of LCs	$21,904	$6,920	$8,323
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $8.7 million, $9.1 million and $8.7 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2017	$8,026
2018	5,006
2019	2,363
2020	1,613
2021	25
2022 and thereafter	25
Total minimum lease payments	$17,058
Purchase Commitments. KLA-Tencor maintains commitments to purchase inventory from its suppliers as well as goods and services in the ordinary course of business. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s estimate of its significant purchase commitments is approximately $292.9 million as of June 30, 2016 which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

Cash Long-Term Incentive Plan. As of June 30, 2016, the Company had committed $121.4 million for future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
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
The following table provides the changes in the product warranty accrual for the indicated periods:

	Year ended June 30,
(In thousands)	2016	2015
Beginning balance	$36,413	$37,746
Accruals for warranties issued during the period	39,175	39,368
Changes in liability related to pre-existing warranties	(9,146)	(572)
Settlements made during the period	(31,669)	(40,129)
Ending balance	$34,773	$36,413
The Company maintains guarantee arrangements available through various financial institutions for up to $22.1 million, of which $18.7 million had been issued as of June 30, 2016, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.
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
During the fourth quarter of fiscal year ended 2015, the Company implemented a plan to reduce its global employee workforce to streamline the organization and business processes in response to changing customer requirements in the industry. The goals of this reduction were to enable continued innovation, direct the Company’s resources toward its best opportunities and lower its ongoing expense run rate. The Company substantially completed its global workforce reduction during the fiscal year ended June 31, 2016 and recorded an $8.9 million net restructuring charge, of which $3.6 million was recorded to costs of revenues, $1.6 million to research and development expense and $3.7 million to selling, general and administrative expense lines of the consolidated statements of operations. During the fiscal year ended June 30, 2015, the Company recorded a $31.6 million net restructuring charge, of which $8.0 million was recorded to costs of revenues, $11.1 million to research and development expense and $12.5 million to selling, general and administrative expense lines of the consolidated statements of operations.
The following table shows the activity primarily related to accrual for severance and benefits for the fiscal years ended June 30, 2016 and 2015:

	Year ended June 30,
(In thousands)	2016	2015
Beginning balance	$24,887	$2,329
Restructuring costs	8,926	31,569
Adjustments	(142)	1,177
Cash payments	(33,084)	(10,188)
Ending balance	$587	$24,887
The remaining accrual for severance and benefits as of June 30, 2016 is expected to be paid out by the end of the Company’s quarter ending December 31, 2016.

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
In October 2014, in anticipation of the issuance of the Senior Notes, the Company entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Company designated each of the Rate Lock Agreements as a qualifying hedging instrument and accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and the Company recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. For the fiscal years ended June 30, 2016 and 2015, the Company recognized $0.8 million and $0.5 million, respectively, for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of June 30, 2016, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $6.3 million. The cash proceeds of $7.5 million from the settlement of the Rate Lock Agreements were included in the cash flows from operating activities in the consolidated statements of cash flows for the fiscal year ended June 30, 2015 because the designated hedged item was classified as interest expense in the cash flows from operating activities in the consolidated statements of cash flows.
In addition, in November 2014, the Company entered into a non-designated forward contract to lock the treasury rate used to determine the redemption amount of the 2018 Senior Notes. The objective of the forward contract was to hedge the risk associated with the variability of the redemption amount due to changes in interest rates through the redemption of the existing 2018 Senior Notes. The forward contract had a notional amount of $750.0 million. The forward contract was terminated in December 2014 and the resulting fair value of $1.2 million was included in the loss on extinguishment of debt and other, net line in the consolidated statements of operations, partially offsetting the loss on redemption of the debt during the three months ended December 31, 2014. The cash proceeds from the forward contract were included in the cash flows from financing activities in the consolidated statements of cash flows for the fiscal year ended June 30, 2015, partially offsetting the cash outflows for the redemption of the 2018 Senior Notes.

Derivatives in Cash Flow Hedging Relationships: Foreign Exchange and Interest Rate Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the consolidated financial statements for the indicated periods were as follows:

(In thousands)	Location in Financial Statements	Year ended June 30,
		2016	2015
Derivatives Designated as Hedging Instruments
Gains in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$(9,622)	$13,745
Gains reclassified from accumulated OCI into income (effective portion):	Revenues	$(2,926)	$7,615
	Costs of revenues	(1,551)	(1,503)
	Interest expense	755	503
	Net gains reclassified from accumulated OCI into income (effective portion)	$(3,722)	$6,615
Gains recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other expense (income), net	$(989)	$243
Derivatives Not Designated as Hedging Instruments
Gains recognized in income	Other expense (income), net	$(21,430)	$13,976
	Loss on extinguishment of debt and other, net	$—	$1,180
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum remaining maturities of approximately seven months and 16 months as of June 30, 2016 and 2015, respectively, were as follows:

(In thousands)	As of June 30, 2016	As of June 30, 2015
Cash flow hedge contracts
Purchase	$7,591	$32,775
Sell	$91,793	$88,800
Other foreign currency hedge contracts
Purchase	$122,275	$64,012
Sell	$115,087	$123,091

The locations and fair value amounts of the Company’s derivative instruments reported in its Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2016	As of June 30, 2015	Balance Sheet Location	As of June 30, 2016	As of June 30, 2015
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$342	$1,722	Other current liabilities	$4,736	$1,920
Total derivatives designated as hedging instruments		342	1,722		4,736	1,920
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	753	1,342	Other current liabilities	6,911	1,186
Total derivatives not designated as hedging instruments		753	1,342		6,911	1,186
Total derivatives		$1,095	$3,064		$11,647	$3,106
The following table provides the balances and changes in accumulated OCI, before taxes, related to derivative instruments for the indicated periods:

	Year ended June 30,
(In thousands)	2016	2015
Beginning balance	$7,110	$(20)
Amount reclassified to income	3,722	(6,615)
Net change in unrealized gains or losses	(9,622)	13,745
Ending balance	$1,210	$7,110
Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Consolidated Balance Sheets. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of June 30, 2016 and 2015, information related to the offsetting arrangements was as follows (in thousands):

As of June 30, 2016				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$1,095	$—	$1,095	$(843)	$—	$252
Derivatives - Liabilities	$(11,647)	$—	$(11,647)	$843	$—	$(10,804)

As of June 30, 2015				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$3,064	$—	$3,064	$(2,809)	$—	$255
Derivatives - Liabilities	$(3,106)	$—	$(3,106)	$2,809	$—	$(297)

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
The Company has made certain organizational changes and consolidated its product divisions effective in the first quarter of fiscal year ended 2016. As a result, the Company has four operating segments which primarily reflect how it is organized by product offerings: Wafer Inspection, Patterning, Global Service and Support, and Others. Accordingly, the Company has recast its financial information and disclosures for prior periods to be consistent with the current operating structure.
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

(Dollar amounts in thousands)	Year ended June 30,
	2016		2015		2014
Revenues:
Taiwan	$894,557	30%	$691,482	25%	$741,470	25%
North America	521,335	18%	815,914	29%	705,159	24%
Japan	444,216	15%	426,963	15%	334,653	11%
China	430,074	14%	162,669	6%	260,089	9%
Korea	367,905	12%	405,320	14%	371,139	13%
Europe & Israel	167,936	6%	194,670	7%	306,779	11%
Rest of Asia	158,470	5%	117,031	4%	210,119	7%
Total	$2,984,493	100%	$2,814,049	100%	$2,929,408	100%
The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

(Dollar amounts in thousands)	Year ended June 30,
	2016		2015		2014
Revenues:
Wafer Inspection	$1,293,922	43%	$1,224,858	44%	$1,466,275	50%
Patterning	772,045	26%	736,959	26%	705,473	24%
Global Service and Support (1)	824,297	28%	752,881	27%	685,658	23%
Other	94,229	3%	99,351	3%	72,002	3%
Total	$2,984,493	100%	$2,814,049	100%	$2,929,408	100%
__________________
(1) The Global Service and Support revenues includes service revenues as presented in the consolidated statements of operations as well as certain product revenues, primarily revenues from the Company’s K-T Certified business.

In the fiscal year ended June 30, 2016, two customers accounted for approximately 18% and 10% of total revenues. In the fiscal year ended June 30, 2015, three customers accounted for approximately 15%, 12% and 11% of total revenues. In the fiscal year ended June 30, 2014, three customers accounted for approximately 18%, 14% and 11% of total revenues.
Long-lived assets by geographic region as of the dates indicated below were as follows:

	As of June 30,
(In thousands)	2016	2015
Long-lived assets:
United States	$182,597	$207,779
Singapore	41,658	45,444
Israel	30,844	33,841
Europe	13,347	16,536
Rest of Asia	9,568	10,991
Total	$278,014	$314,591
NOTE 17 — RELATED PARTY TRANSACTIONS
During the fiscal years ended June 30, 2016, 2015 and 2014, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or a board member, including Broadcom Limited (formerly known as Avago Technologies Ltd.), Cisco Systems, Inc., Citrix Systems, Inc., Freescale Semiconductor, Inc., Keysight Technologies, Inc., NetApp, Inc. and SAP AG. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Year ended June 30,
(In thousands)	2016	2015	2014
Total revenues	$8	$1,856	$2,701
Total purchases	$983	$1,098	$2,622
 The Company’s receivable balances from these parties were immaterial at June 30, 2016 and 2015. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
NOTE 18 — QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended June 30, 2016 and 2015.

(In thousands, except per share data)	First quarter ended September 30, 2015	Second quarter ended December 31, 2015	Third quarter ended March 31, 2016	Fourth quarter ended June 30, 2016
Total revenues	$642,644	$710,245	$712,433	$919,171
Gross margin	$372,400	$429,265	$437,834	$581,603
Net income	$104,897	$152,207	$175,777	$271,541
Net income per share:
Basic(1)	$0.67	$0.98	$1.13	$1.74
Diluted(1)	$0.66	$0.98	$1.12	$1.73

(In thousands, except per share data)	First quarter ended September 30, 2014	Second quarter ended December 31, 2014	Third quarter ended March 31, 2015	Fourth quarter ended June 30, 2015
Total revenues	$642,901	$676,357	$738,459	$756,332
Gross margin	$354,434	$393,144	$418,177	$433,065
Net income	$72,233	$20,268	$131,638	$142,019
Net income per share:
Basic(1)	$0.44	$0.12	$0.81	$0.90
Diluted(1)	$0.43	$0.12	$0.81	$0.89
 __________________

(1)
Basic and diluted net income per share are computed independently for each of the quarters presented based on the weighted-average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted net income per share information may not equal annual basic and diluted net income per share.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of KLA-Tencor Corporation:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of KLA-Tencor Corporation and its subsidiaries at June 30, 2016 and June 30, 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes on the consolidated balance sheet in 2016.
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
August 5, 2016

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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2016.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Limitations on the Effectiveness of Controls
The Company’s management, including the CEO and CFO, does not expect that the Company’s Disclosure Controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
For the information required by this Item, see “Proposal Two: Ratification of Appointment of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm for the Fiscal Year Ending June 30, 2017” in the Proxy Statement, which is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts	116
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

KLA-Tencor Corporation

August 5, 2016	By:	/S/ RICHARD P. WALLACE
(Date)		Richard P. Wallace
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD P. WALLACE	President, Chief Executive Officer and Director (principal executive officer)	August 5, 2016
Richard P. Wallace

/s/ BREN D. HIGGINS	Executive Vice President and Chief Financial Officer (principal financial officer)	August 5, 2016
Bren D. Higgins

/s/ VIRENDRA A. KIRLOSKAR	Senior Vice President and Chief Accounting Officer (principal accounting officer)	August 5, 2016
Virendra A. Kirloskar

/s/ EDWARD W. BARNHOLT	Chairman of the Board and Director	August 5, 2016
Edward W. Barnholt

/s/ ROBERT M. CALDERONI	Director	August 5, 2016
Robert M. Calderoni

/s/ JOHN T. DICKSON	Director	August 5, 2016
John T. Dickson

/s/ EMIKO HIGASHI	Director	August 5, 2016
Emiko Higashi

/s/ KEVIN J. KENNEDY	Director	August 5, 2016
Kevin J. Kennedy

/s/ GARY B. MOORE	Director	August 5, 2016
Gary B. Moore

/s/ KIRAN M. PATEL	Director	August 5, 2016
Kiran M. Patel

/s/ ROBERT A. RANGO	Director	August 5, 2016
Robert A. Rango

/s/ DAVID C. WANG	Director	August 5, 2016
David C. Wang

SCHEDULE II
Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Expense	Deductions/ Adjustments	Balance at End of Period
Fiscal Year Ended June 30, 2014:
Allowance for Doubtful Accounts	$22,135	$—	$(308)	$21,827
Allowance for Deferred Tax Assets	$57,097	$—	$19,231	$76,328
Fiscal Year Ended June 30, 2015:
Allowance for Doubtful Accounts	$21,827	$—	$(164)	$21,663
Allowance for Deferred Tax Assets	$76,328	$—	$15,022	$91,350
Fiscal Year Ended June 30, 2016:
Allowance for Doubtful Accounts	$21,663	$—	$9	$21,672
Allowance for Deferred Tax Assets	$91,350	$1,763	$11,855	$104,968

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 20, 2015, by and among Lam Research Corporation, Topeka Merger Sub 1, Inc., Topeka Merger sub 2, Inc. and KLA-Tencor Corporation	8-K	No. 000-09992	2.1	October 21, 2015
3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 8, 2012	8-K	No. 000-09992	3.1	November 13, 2012
3.4	Amended and Restated Bylaws of the Company effective as of May 7, 2015	8-K	No. 000-09992	3.1	May 8, 2015
4.1	Indenture dated November 6, 2014 between KLA-Tencor Corporation and Wells Fargo Bank, National Association, as trustee	8-K	No. 000-09992	4.1	November 7, 2014
4.2	Form of Officer’s Certificate setting forth the terms of the Notes (with form of Notes attached)	8-K	No. 000-09992	4.2	November 7, 2014
10.1	2004 Equity Incentive Plan (as amended and restated (as of August 7, 2014))*	8-K	No. 000-09992	10.45	August 12, 2014
10.2	Rules of the Company’s 2004 Equity Incentive Plan for the Grant of Restricted Stock Units to Participants in France*	10-Q	No. 000-09992	10.50	January 30, 2009
10.3	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006
10.4	Option Grant Notification Form*	8-K	No. 000-09992	10.1	September 29, 2005
10.5	Form of Restricted Stock Unit Award Notification (Performance-Vesting)*	8-K	No. 000-09992	10.19	September 20, 2006
10.6	Form of Restricted Stock Unit Award Notification (Performance-Vesting) (approved August 2012)*	8-K	No. 000-09992	10.2	August 2, 2012
10.7	Form of Restricted Stock Unit Award Notification (Performance-Vesting) (approved August 2014)*	8-K	No. 000-09992	10.49	August 12, 2014
10.8	Form of Restricted Stock Unit Award Notification (Service-Vesting)*	10-K	No. 000-09992	10.17	August 7, 2008
10.9	Form of Restricted Stock Unit Award Notification (Service-Vesting) (approved August 2012)*	8-K	No. 000-09992	10.1	August 2, 2012
10.10	Form of Restricted Stock Unit Award Notification (Service-Vesting; 25% Annual Vesting) (approved August 2014)*	8-K	No. 000-09992	10.50	August 12, 2014
10.11	Form of Restricted Stock Unit Award Notification (Service-Vesting; 50% Vesting Year Two, 50% Vesting Year Four) (approved August 2014)*	8-K	No. 000-09992	10.51	August 12, 2014
10.12	Form of Restricted Stock Unit Award Notification (France) (approved August 2014)*	8-K	No. 000-09992	10.52	August 12, 2014
10.13	Form of Restricted Stock Unit Agreement*	8-K	No. 000-09992	10.20	September 20, 2006

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.14	Form of Restricted Stock Unit Agreement for U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.44	January 30, 2009
10.15	Form of Restricted Stock Unit Agreement for U.S. Employees (with Dividend Equivalents) (approved August 2014)*	8-K	No. 000-09992	10.46	August 12, 2014
10.16	Form of Restricted Stock Unit Agreement for French Participants (approved December 2008)*	10-Q	No. 000-09992	10.45	January 30, 2009
10.17	Form of Restricted Stock Unit Agreement for French Participants (with Dividend Equivalents) (approved August 2014)*	8-K	No. 000-09992	10.47	August 12, 2014
10.18	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (approved December 2008)*	10-Q	No. 000-09992	10.46	January 30, 2009
10.19	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (with Dividend Equivalents) (approved August 2014)*	8-K	No. 000-09992	10.48	August 12, 2014
10.20	Amended and Restated 1997 Employee Stock Purchase Plan (as amended May 8, 2014)*	10-K	No. 000-09992	10.21	August 8, 2014
10.21	KLA-Tencor Corporation Performance Bonus Plan*	DEF 14A	No. 000-09992	App. B	September 26, 2013
10.23	Fiscal Year 2014 Executive Incentive Plan*+	10-Q	No. 000-09992	10.44	October 25, 2013
10.24	Fiscal Year 2015 Executive Incentive Plan*+	10-Q	No. 000-09992	10.53	October 24, 2014
10.25	Fiscal Year 2016 Executive Incentive Plan*+	10-Q	No. 000-09992	10.44	October 22, 2015
10.26	Executive Deferred Savings Plan (as amended and restated effective November 7, 2012)*	10-Q	No. 000-09992	10.42	January 25, 2013
10.27	Executive Severance Plan (as amended and restated September 21, 2015)*	10-Q	No. 000-09992	10.44	October 22, 2015
10.28	2010 Executive Severance Plan (as amended and restated September 21, 2015)*	10-Q	No. 000-09992	10.45	October 22, 2015
10.29	Credit Agreement dated November 14, 2014 among KLA-Tencor Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	No. 000-09992	10.54	November 17, 2014
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
99.1	Risks related to the Merger with Lam Research
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

*	Denotes a management contract, plan or arrangement.

+	Confidential treatment has been requested as to a portion of this exhibit.